Form 10-Q
period 1996-06-30
LIN TELEVISION CORP
filed 1996-08-08
CIK 931058

    As filed with the Securities and Exchange Commission on August 14, 1996
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     for the transition period from _________ to __________

Commission File Number: 0-25206
                        -------

                           LIN TELEVISION CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     13-3581627
          --------                                     ----------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

FOUR RICHMOND SQUARE, SUITE 200, PROVIDENCE, RI        02906
- -----------------------------------------------        -----
    (Address of principal executive offices)         (Zip Code)

                                 (401) 454-2880
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes   [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding at August 5, 1996
               -----                    -----------------------------
     Common Stock, $0.01 par value                29,666,336

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                           LIN TELEVISION CORPORATION
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (unaudited)


                                                                 June 30,        December 31,
ASSETS                                                             1996             1995
                                                                -----------------------------
Current assets:
  Cash and cash equivalents                                     $  29,425           $  18,025
  Accounts receivable, less allowance for
   doubtful accounts (1996-$2,296; 1995-$1,964)                    59,627              50,732
  Program rights                                                    5,128              10,218
  Other current assets                                              6,106               7,076
                                                                -----------------------------
Total current assets                                              100,286              86,051

  Property and equipment, less accumulated depreciation           106,084              95,570
  Program rights and other noncurrent assets                       12,185              12,933
  Intangible assets, less accumulated amortization
    (1996-$53,569; 1995-$47,791)                                  386,923             392,702
                                                                -----------------------------
Total assets                                                    $ 605,478           $ 587,256
                                                                =============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $   8,094           $   9,198
  Program obligations                                               5,792              12,651
  Accrued income taxes                                              9,892               8,461
  Other accruals                                                   23,217              21,725
                                                                -----------------------------
Total current liabilities                                          46,995              52,035

Long-term debt                                                    387,000             387,000
Deferred income taxes                                              58,454              57,811
Other noncurrent liabilities                                        3,324               3,976

Stockholders' equity:
  Preferred stock, $.01 par value:
   Authorized shares 15,000,000 - Issued and
   outstanding shares - none                                            -                   -
  Common stock, $.01 par value:
    Authorized shares 90,000,000 - Issued and
    outstanding shares - 29,658,000 (29,489,000 in 1995)              297                 295
  Additional paid-in capital                                      274,922             271,446
Accumulated deficit                                              (165,514)           (185,307)
                                                                -----------------------------
Total stockholders' equity                                        109,705              86,434
                                                                -----------------------------
Total liabilities and stockholders' equity                      $ 605,478           $ 587,256
                                                                =============================


   The December 31, 1995 information was derived from the audited financial statements at that date.

                           See accompanying notes.

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)


                           LIN TELEVISION CORPORATION
                        Consolidated Statements of Income
                  (Amounts in thousands, except per share data)
                                   (unaudited)

                                                Three Months Ended                 Six Months Ended
                                                     June 30,                           June 30,
                                              ------------------------        -------------------------
                                                1996            1995             1996            1995
                                              --------        --------        ----------      ---------

Net revenues                                  $75,576          $55,861         $133,115        $104,278
Operating costs and expenses:
   Direct operating                            19,830           11,815           34,661          24,180
   Selling, general, and administrative        15,924           11,471           30,848          23,434
   Corporate                                    1,663            1,303            3,308           2,876
   Amortization of program rights               3,559            2,499            7,410           5,991
   Depreciation and amortization of
     intangible assets                          6,326            4,172           12,624           8,284
                                              ---------------------------------------------------------
Total operating costs and expenses             47,302           31,260           88,851          64,765
                                              ---------------------------------------------------------

Operating income                               28,274           24,601           44,264          39,513

Other (income) expense:

   Interest expense                             6,824            6,442           13,723          13,034
   Investment income                             (279)            (301)            (532)           (619)
   Other expense                                    -              320                -             320
                                              ---------------------------------------------------------
Total other expense                             6,545            6,461           13,191          12,735
                                              ---------------------------------------------------------
Income before provision for income
   taxes                                       21,729           18,140           31,073          26,778
Provision for income taxes                      7,888            6,983           11,280          10,309
                                              ---------------------------------------------------------
Net Income                                    $13,841          $11,157         $ 19,793        $ 16,469
                                              =========================================================

Net income per share                          $  0.46          $  0.37         $   0.66        $   0.55
                                              =======          =======         ========        ========

Weighted average shares outstanding            30,050           29,775           29,988          29,714
                                              =======          =======         ========        ========




                             See accompanying notes.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


                           LIN TELEVISION CORPORATION
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (unaudited)

                                                                   Six Months Ended June 30,
                                                                     1996             1995
                                                                   -------------------------
OPERATING ACTIVITIES:
Net income                                                         $ 19,793         $ 16,469
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization (includes amortization
     of financing costs)                                             13,150            8,868
   Deferred income taxes                                                643           (3,817)
   Amortization of program rights                                     7,410            5,991
   Program payments                                                  (8,747)          (5,759)
   LIN Broadcasting corporate service charges forgiven                    -             (365)
   Changes in operating assets and liabilities:
     Accounts receivable                                             (8,895)          (2,591)
     Other assets                                                       120            2,844
     Liabilities                                                      1,807            6,742
                                                                   -------------------------
   Total adjustments                                                  5,488           11,913
                                                                   -------------------------
Net cash provided by operating activities                            25,281           28,382
                                                                   -------------------------

INVESTING ACTIVITIES:

Capital expenditures                                                (17,359)          (8,008)
Acquisitions                                                              -           (4,753)
Local Marketing Agreement expenditures                                    -             (750)
                                                                   -------------------------
Net cash used in investing activities                               (17,359)         (13,511)
                                                                   -------------------------

FINANCING ACTIVITIES:

Proceeds from exercises of stock options and
   Employee Stock Purchase Plan shares                                3,478            3,439
Principal payments on long-term debt                                      -          (12,500)
Purchase of interest rate caps                                            -             (319)
                                                                   -------------------------
Net cash provided by (used in) financing activities                   3,478           (9,380)
                                                                   -------------------------
Net increase in cash and cash equivalents                            11,400            5,491
                                                                   -------------------------
Cash and cash equivalents at the beginning of the period             18,025           17,907
                                                                   -------------------------
Cash and cash equivalents at the end of the period                 $ 29,425         $ 23,398
                                                                   =========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
   Interest                                                        $ 13,549         $ 10,125
   Income taxes                                                    $  9,217         $  6,877




                             See accompanying notes.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements
                                  June 30, 1996
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

     These financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - ACQUISITIONS

     On October 2, 1995, the Company acquired television station WIVB-TV, the CBS affiliate in Buffalo, New York, for approximately $100.7 million in cash (the "WIVB-TV Acquisition"), subject to adjustments as set forth in the stock purchase agreement. the WIVB-TV Acquisition was accounted for as a purchase and was funded with cash from operations and the incurrence of an additional $77 million in debt.

         The summarized unaudited pro forma results of operations set forth below for the three and six month periods ended June 30, 1996 and 1995 assume the WIVB-TV Acquisition had taken place on January 1, 1995 (in thousands, except per share amounts).

                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                   ------------------       ------------------
                                    1996        1995          1996      1995
                                   ------------------       ------------------
                                  (Amounts in thousands, except per share data)
Net revenues                       $75,576    $61,987       $133,115  $115,041
Operating income                    28,274     26,089         44,264    41,220
Net income                          13,841     11,074         19,793    15,570
Net income per share               $  0.46    $  0.37       $   0.66      0.52


PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements
                                  June 30, 1996
                                   (unaudited)

Note 3 - Net Income Per Share

     Net income per share is calculated by dividing the income attributable to common shares by the weighted average number of common shares outstanding during each of the periods, computed under the treasury stock method. Net income per share for the three and six month periods ending June 30, 1996 and 1995, respectively, is computed as follows (amounts in thousands, except per share data):

                                                       Three Months Ended       Six Months Ended
                                                             June 30,                June 30,
                                                       --------------------    -------------------
                                                         1996       1995         1996        1995
                                                       --------------------    -------------------
Primary:
   Average shares outstanding                           29,626     29,365       29,578      29,304
   Net effect of dilutive stock options-
     based on the treasury stock method
     using average market price                            424        410          410         410
                                                       -------    -------      -------     -------
   Totals                                               30,050     29,775       29,988      29,714
                                                       =======    =======      =======     =======
   Net income                                          $13,841    $11,157      $19,793     $16,469
                                                       =======    =======      =======     =======
   Per share amount                                    $  0.46    $  0.37      $  0.66     $  0.55
                                                       =======    =======      =======     =======

Fully diluted:
   Average shares outstanding                           29,626     29,365       29,578      29,304
   Net effect of dilutive stock options-
     based on the treasury stock method
     using closing market price, if higher
     than average market price                             507        493          505         493
                                                       -------    -------      -------     -------

   Totals                                               30,133     29,858       30,083      29,797
                                                       =======    =======      =======     =======
   Net income                                          $13,841    $11,157      $19,793     $16,469
                                                       =======    =======      =======     =======
   Per share amount                                    $  0.46    $  0.37      $  0.66     $  0.55
                                                       =======    =======      =======     =======


PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements
                                  June 30, 1996
                                   (unaudited)


Note 4 - Long-Term Debt

     The Company presently has indebtedness outstanding of $387 million pursuant to a bank credit facility (the "Bank Credit Facility") that permits the Company to borrow up to $475 million, consisting of a $175 million term loan facility and a $300 million revolving credit facility. The Company is required to repay the indebtedness outstanding through quarterly installments payable under the term and revolving facilities, commencing on September 30, 1997 through December 31, 2002, at which time the debt will be fully repaid. The Company is required to apply cash proceeds from certain sales of assets which are not reinvested in similar assets and excess cash flow to the prepayment of loans. The Bank Credit Facility also permits the Company to solicit commitments for an additional senior loan facility of up to $100 million upon the consent of lenders holding a majority of the aggregate outstanding principal balance under the revolving loan facilities, the term loan facilities, and any other lending facilities then in place. The Bank Credit Facility contains covenants restricting certain activities, including (i) acquisitions and investments, (ii) incurrence of debt,
(iii) distributions and dividends to stockholders, (iv) mergers and sales of assets, (v) prepayments and subordinated indebtedness, (vi) creations of liens, and (vii) issuance of preferred stock. Under the Bank Credit Facility, the Company pledged as security the capital stock of each of its subsidiaries which own all of the Company's television properties. Such subsidiaries are restricted from making certain distributions or payments to the Company. Under the Bank Credit Facility, the Company must remain in compliance with a series of financial covenants, which compare the levels of the Company's indebtedness to its cash flows as of the end of each quarter. As of June 30, 1996, the Company was in compliance with all covenants. In order to comply with covenants under the Bank Credit Facility and to provide interest rate protection, the Company purchased interest rate caps at a cost of $346,000 in 1995. The interest rate caps cover notional amounts totaling $190.0 million, are based on three-month LIBOR, and have strike rates of 9%. Each of these interest rate cap agreements terminate on December 31, 1997. The costs of the interest rate caps are capitalized and charged to interest expense over the lives of the caps. During 1995, and for the six months ended June 30, 1996, the prevailing market rates were below the rate caps in effect; thus, the only effect on the Company's interest expense from such transactions was the amortization of the cost of these caps.

PART 1. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     The Company is engaged in the commercial television broadcasting business and currently owns and operates eight network affiliated television stations, two low power television (LPTV) networks and two LPTV stations. The Company also provides programming and advertising services to four stations through local marketing agreements (LMAs). LMAs provide the Company with an additional broadcasting outlet and promote diversity in news, programming and community service in the markets served by the Company's stations.

     On October 2, 1995, the Company acquired station WIVB-TV, the CBS affiliate in Buffalo, New York (see "Note 2-Acquisitions" of the Company's Notes to Consolidated Financial Statements). In November 1995, the Company entered into an affiliation agreement with Fox Broadcasting Company making available to WVBT-TV the programming of the Fox network for a ten-year term commencing on September 1, 1998. The Company believes that WVBT-TV's broadcast cash flow will substantially increase after such affiliation becomes effective.

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. When used in this Quarterly Report on Form 10-Q the words "believes," "anticipated" and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forward-looking statements. These factors include, without limitation, those set forth under the caption "Certain Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for 1995. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligations to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Set forth below are the significant factors that contributed to the operating results of the Company for the three and six month periods ending June 30, 1996 and 1995. The WIVB-TV Acquisition, and, to a lesser extent, the operation of the Company's four LMAs, affect the year to year comparability of the Company's financial results.

RESULTS OF OPERATIONS
- ---------------------

REVENUES

     Total net revenues consist of national and local time sales, net of sales adjustments and agency commissions, network compensation, barter revenues, revenue from the production of local advertising spots, tower rental, Local Weather Station revenues, and cable retransmission income. Total net revenues increased 35.3% and 27.7% for the three and six month periods ended June 30, 1996, respectively, compared to the same periods last year. Approximately 88.1% of the Company's total net revenues for the three and six months ended June 30, 1996 were derived from net national and net local advertising time sales. Spot revenue increases in certain of the stations' markets were driven by the continued steady demand for television advertising time and as a result of strong ratings growth, especially the NBC affiliates, which led to a more complete sale of inventory and increased advertising rates. Net revenue at LMA station KXTX-TV also increased $3.6 million in the second quarter as a result of ratings growth and increased advertising rates related to new sports programming.

PART 1. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


As previously reported, the Company acquired the rights to produce all Texas Ranger's Baseball telecasts for the next five years. Political advertising increased $1.1 million and $1.6 million for the three and six month periods ended June 30, 1996, respectively, due substantially to the governor's race in Indiana. The WIVB-TV Acquisition accounted for approximately 33.5% and 39.9% of the total net revenue increase for the three and six month periods ended
June 30, 1996, respectively.

     Network revenue increased $2.1 million and $1.9 million for the three and six month periods ended June 30, 1996, respectively, compared to the same periods last year. The increase was due to the recognition of an ABC network compensation rate increase totaling $1.3 million retroactively effective to September 1995. Network revenues also increased $0.5 million as a result of the WIVB-TV Acquisition.

     Revenues from the Local Weather Station remained relatively flat for the three and six month periods ended June 30, 1996. The Company provides the Local Weather Station to cable operators in all of its markets, except New Haven-Hartford and Buffalo, and presently intends to expand this service to additional markets in the future.

OPERATING EXPENSES

     Direct operating expenses for the three and six month periods ended June 30, 1996 increased 67.8% and 43.3%, respectively, over the same periods in 1995, due primarily to the amortization of sports programming for Texas Rangers Baseball in the second quarter of 1996. The WIVB-TV Acquisition and, to a lesser extent, increased programming expense at station WTNH-TV due to a change in the syndicated/barter programming mix also contributed to the overall increase.

     Selling, general and administrative expenses increased 38.8% and 31.6% for the three and six month periods ended June 30, 1996, respectively, compared to the same periods in 1995. The increase was due to the WIVB-TV Acquisition, expenses associated with the production of sports programming, and an increase in salesperson's compensation and representative commissions associated with increased revenues.

     Total corporate expenses, which have increased 27.6% and 15.0% for the three and six month periods ended June 30, 1996, respectively, compared to the same periods last year, are comprised of costs associated with the centralized management of the stations. The increase is due primarily to new personnel and increased costs associated with operating as a public company.

     Amortization of program rights rose approximately 42.4% and 23.7% for the three and six month periods ended June 30, 1996, respectively, due primarily to the WIVB-TV Acquisition. The amortization of programming rights reflects the expenses related to the acquisition of syndicated programming, features and specials purchased to air on the Company's television stations. As independents or Warner Brothers network affiliates, the LMAs have substantially more syndicated programming than comparable network affiliated stations in the group. Amortization of program rights is, therefore, proportionately higher at the LMA stations.

     Depreciation and the amortization of intangible assets increased 51.6% and 52.4% for the three and six month periods ended June 30, 1996, respectively, compared to the same periods in 1995.

PART 1. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


Substantially all of this increase is related to the acquisition of station WIVB-TV, and, to a lesser extent, to increased capital expenditures in 1995 in order to modernize the stations' facilities.

OPERATING INCOME

     For the reasons discussed above, the Company reported an increase in operating income of $3.7 million or 14.9% and $4.8 million or 12.0% for the three and six month periods ended June 30, 1996, respectively, compared to the same periods last year.

     Interest expense, comprised of interest payable on funds borrowed under the Company's Bank Credit Facility, remained relatively flat for the three and six month periods ended June 30, 1996 compared to the same periods last year.

     The Company's provision for income taxes increased 13.0% and 9.4% for the three and six month periods ended June 30, 1996, respectively, compared to the same period last year, due to higher income before taxes, offset slightly by a decrease in the Company's effective tax rate.

     The Company's operating margins declined as a result of the development of the LMAs in New Haven, Norfolk, and Austin, each of which reported significant revenue increases over last year but which have not yet reached break-even.

LIQUIDITY AND CAPITAL RESOURCES

     It is the Company's policy to carefully monitor the state of its business, cash requirements and capital structure. From time to time, the Company may enter into transactions pursuant to which debt is extinguished, including sales of assets or equity, joint ventures, reorganizations or recapitalizations. There can be no assurance that any such transactions will be undertaken or, if undertaken, will be favorable to stockholders.

     The Company's principal source of funds are its operations and its Bank Credit Facility. Net cash provided by operating activities for the six months ended June 30, 1996 was $25.3 million compared to $28.4 million in the same period last year. The decrease is primarily due to the timing of interest and broadcast rights payments, and an increase in accounts receivable, offset by increased depreciation and amortization. Net cash used in investing activities was $17.4 million for the six months ended June 30, 1996, compared to $13.5 million in 1995 related to increased capital expenditures. The increase is a result of the Company's continuing effort to employ state of the art technology at the television station sites in order to maximize the quality of the on air product. Net cash provided by financing activities for the period ended June 30, 1996 was $3.5 million compared to net cash used in financing activities of $9.4 million in the same period last year. The fluctuation is due, primarily, to the postponement of principle payments on long-term debt as a result of the renegotiated terms with the Bank Credit Facility.

     The Company presently has indebtedness outstanding of $387 million pursuant to the Bank Credit Facility which permits the Company to borrow up to $475 million, consisting of a $175 million term loan facility and a $300 million revolving credit facility. The Company is required to repay the indebtedness outstanding through quarterly installments payable under the term and revolving facilities, commencing on September 30, 1997 through December 31, 2002, at which time the debt will be fully repaid. On October 2, 1995 the Company acquired station WIVB-TV. The purchase price of $100.7 million was funded with approximately $23.7 million of cash from operations and $77.0 million in additional debt borrowed under the terms of the Bank Credit Facility.

PART 1. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


The Bank Credit Facility also permits the Company to solicit commitments for an additional senior loan facility of up to $100 million upon the consent of lenders holding a majority of the aggregate outstanding principal balance under the revolving loan facilities, the term loan facilities, and any other lending facilities then in place. As of June 30, 1996, the Company has funds available of approximately $188 million under the Bank Credit Facility. The Bank Credit Facility contains maintenance requirements on the coverage of a set of financial ratios, restrictions on dividends and the incurrence of additional debt. The Company has become more leveraged as a result of the Spin-Off and its acquisitions and, accordingly, will experience higher interest expense in the future.

     The Company's current and future debt service obligations could have adverse consequences to holders of the Company's common stock, including the following: (i) the Company's ability to obtain financing for future working capital needs or additional acquisitions or other purposes may be limited; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing funds available for operations; and (iii) the Company may be more vulnerable to adverse economic conditions than less leveraged competitors and, thus, may be limited in its ability to withstand competitive pressures.

     The Company expects to be able to satisfy its future debt service obligations and other commitments with cash flow from operations. However, there can be no assurance that the future cash flow of the Company will be sufficient to meet such obligations and commitments. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness and to meet its other commitments, it may be required to refinance all or a portion of its existing indebtedness or to obtain additional financing. There can be no assurance that any such refinancing or additional financing could be obtained on acceptable terms. If the Company is unable to service or refinance its indebtedness, it may be required to sell one or more of its stations to reduce debt service obligations.

     The Company has never paid dividends on its common stock and has no present intention of paying dividends on its common stock in the foreseeable future. It has been the Company's policy to retain earnings in order to finance its business. In addition, the Bank Credit Facility restricts the Company from paying cash dividends. Any future dividends will be dependent upon the Company's financial condition, results of operations, current or anticipated cash requirements, acquisition plans, restrictions imposed by any credit facility then in place, and other factors which the Company's management and Board of Directors deems relevant.

INFLATION

     The Company believes that its businesses are affected by inflation to an extent no greater than other businesses are generally affected.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS


     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in management's opinion, is likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 16, 1996 (the "Annual Meeting"). At the Annual Meeting, the stockholders of the Company voted to elect the nominees listed below for one-year terms and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and withheld/abstained with respect to each of the nominees:

               Nominee                    For            Withheld/Abstained
         -------------------           ----------        ------------------
         Richard S. Bodman             28,189,629             132,941
         Dennis J. Carey               28,188,723             133,847
         Gary R. Chapman               28,193,516             129,054
         James D. Daniell              28,187,924             134,646
         William G. Herbster           28,203,522             119,048
         Roy M. Huhndorf               28,201,632             120,938
         Wilma H. Jordan               28,196,620             125,950
         Richard W. Kislik             28,203,988             118,582
         Gary A. Swenson               28,189,306             133,264
         Florence L. Walsh             28,181,729             140,841


ITEM 5. OTHER INFORMATION

     CONTINGENT MATTERS

     The Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's broadcast stations, result in the loss of audience share and advertising revenues for the Company's broadcast stations, and affect the ability of the Company to acquire additional broadcast stations or finance such acquisitions.

     The Telecommunications Act of 1996 (the "Act"), signed into law on February 8, 1996, made various changes in the Communications Act that will affect the broadcast industry. Among other things, the Act (i) directs the FCC to increase the national audience reach cap for television from 25% to 35% and to eliminate the 12-station numerical limit; (ii) directs the FCC to review its local ownership restrictions; (iii) clarifies that existing LMAs which were in compliance with FCC regulations were in the public interest and states that existing and future LMAs are not inconsistent with the Act so long as they comply with applicable FCC regulations; (iv) directs the FCC to extend its liberal policy of permitting waivers of its television/radio cross-ownership restriction to proposed combinations in the top 50 markets; (v) lifts the statutory ban on cable-broadcast cross-ownership but does not direct the FCC to eliminate its parallel FCC rule prohibition; (vii) repeals the statutory ban against telephone companies providing video programming in their own service areas; and (viii) permits but does not require the FCC to award to broadcasters a second channel for Advanced Television ("ATV") and other digital services and imposes a fee on subscription based services. Certain leaders in Congress have asked the FCC to postpone issuing ATV licenses pending consideration of possible future legislation that would require broadcasters to bid at auction for ATV channels or return the existing conventional channels to the FCC on an expedited basis.

The FCC has initiated a rulemaking looking toward issuing ATV licenses to current broadcast licensees. The Commission has proposed in this rulemaking to reduce the total amount of spectrum allocated to broadcasting which could have the effect of creating additional interference to existing stations and/or reducing the eventual service areas of ATV stations.

     The FCC has initiated rulemaking proceedings to consider proposals to relax its television ownership restrictions, including ones that would permit the ownership, in some circumstances, of two television stations with overlapping service areas. The FCC may also consider in these proceedings whether to adopt new restrictions on television LMAs. The "duopoly" rules currently prevent the Company from acquiring the FCC licenses of its LMA stations, thereby preventing the Company from directly fulfilling its obligations under put options that such LMA stations have with the Company. If the Company should be unable to fulfill its obligation under a put option, it would be required to find an assignee who could perform such obligation. There is no assurance that the Company could find an assignee to fulfill the Company's obligations under the put options on favorable terms. Under the Act, the Company's LMAs were "grandfathered". The precise extent to which the FCC may nevertheless restrict existing LMAs or make them attributable ownership interests is uncertain and the Company could be required to modify its LMAs in ways which impair their viability, though the Company does not believe this is likely to occur. Further if the FCC were to find that one of the Company's LMA stations failed to maintain control over its operations, the licensee of the LMA station and/or the Company could be subject to FCC sanctions. The Company is unable to predict the ultimate outcome of possible changes to these FCC rules and the impact such FCC rules may have on its broadcasting operations.

     All of the Company's LMAs allow, in accordance with FCC rules, regulations and policies, preemptions of the Company's programming by the owner-operator and FCC licensee of each station with which the Company has an LMA. Accordingly, the Company cannot be assured that it will be able to air all of the programming expected to be aired on those stations with which it has an LMA or that the Company will receive the anticipated advertising revenue from the sale of advertising spots in such programming. Although the Company believes that the terms and conditions of each of its LMAs should enable the Company to air its programming and utilize the programming and other non-broadcast license assets acquired for use on the LMA stations, there can be no assurance that early terminations of the LMAs or unanticipated preemptions of all or a significant portion of the programming by the owner-operators and FCC licensees of such stations will not occur. An early termination of one of the Company's LMAs, or repeated and material preemptions of programming thereunder, could adversely affect the Company's operations.

     The Company cannot predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

     The foregoing does not purport to be a complete discussion of all the provisions of the Act, or other Congressional acts, or the regulations and policies of the FCC promulgated thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
- --------

Exhibit 11.1 Statement Re:  Computation of Earnings Per Share

     See Note 3 to the financial statements presented on page 5 of this report.

REPORTS ON FORM 8-K
- -------------------

No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LIN TELEVISION CORPORATION
                                                     (Registrant)


DATED: August 12, 1996                       /s/ Peter E. Maloney
       ---------------                       -----------------------------
                                             Peter E. Maloney
                                             Vice President of Finance/Tax