Form 10-Q
period 1996-09-30
LIN TELEVISION CORP
filed 1996-11-13
CIK 931058

    As filed with the Securities and Exchange Commission on August 14, 1996
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     for the transition period from _________ to __________

Commission File Number: 0-25206
                        -------

                           LIN TELEVISION CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     13-3581627
          --------                                     ----------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

FOUR RICHMOND SQUARE, SUITE 200, PROVIDENCE, RI        02906
-----------------------------------------------        -----
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

[X] Yes   [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding at November 11, 1996
               -----                    -----------------------------
     Common Stock, $0.01 par value              29,687,716

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                           LIN TELEVISION CORPORATION

                                  Consolidated Balance Sheets
                                    (Dollars in thousands)
                                        (unaudited)

                                                            September 30,  December 31,
ASSETS                                                          1996          1995
                                                            ---------------------------

Current assets:
 Cash and cash equivalents                                   $  25,930         18,025
 Accounts receivable, less allowance for
  doubtful accounts (1996-$2,201; 1995-$1,964)                  53,412         50,732
 Program rights                                                 11,243         10,218
 Other current assets                                            2,413          7,076
                                                             ------------------------
Total current assets                                            92,998         86,051

 Property and equipment, less accumulated depreciation         107,201         95,570
 Program rights and other noncurrent assets                     12,157         12,433
 Equity in joint venture                                           617            500
 Intangible assets, less accumulated amortization
    (1996-$56,459; 1995-$47,791)                               384,034        392,702
                                                             ------------------------
Total assets                                                 $ 597,007      $ 587,256
                                                             ------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                            $   8,225      $   9,198
 Program obligations                                            11,453         12,651
  Accrued income taxes                                           3,860          8,461
  Other accruals                                                21,318         21,725
                                                             ------------------------
Total current liabilities                                       44,856         52,035

Long-term debt                                                 365,000        387,000
Deferred income taxes                                           62,207         57,811
Other noncurrent liabilities                                     4,478          3,976

Stockholders' equity:
 Preferred stock, $.01 par value:
  Authorized shares 15,000,000 - Issued and
  outstanding shares - none                                         --             --
  Common stock, $.01 par value:
    Authorized shares 90,000,000 - Issued and
    outstanding shares - 29,685,000 (29,489,000 in 1995)           297            295
  Additional paid-in capital                                   275,938        271,446
Accumulated deficit                                           (155,769)      (185,307)
                                                             ------------------------
Total stockholders' equity                                     120,466         86,434
                                                             ------------------------
Total liabilities and stockholders' equity                   $ 597,007      $ 587,256
                                                             ------------------------


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

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)


                           LIN TELEVISION CORPORATION

                                   Consolidated Statements of Income
                              (Amounts in thousands, except per share data)
                                             (unaudited)

                                                Three Months Ended           Nine Months Ended
                                                  September 30,                September 30,
                                               1996          1995           1996           1995
                                              -------       -------       --------       --------

Net revenues                                  $68,780       $49,066       $201,895       $153,344
Operating costs and expenses:
  Direct operating                             19,635        11,221         54,296         35,401
  Selling, general, and administrative         14,990        11,189         45,838         34,623
  Corporate                                     1,921         1,512          5,229          4,388
  Amortization of program rights                3,492         2,500         10,902          8,491
  Depreciation and amortization of
   intangible assets                            6,364         4,142         18,988         12,426
                                              ---------------------------------------------------
Total operating costs and expenses             46,402        30,564        135,253         95,329
                                              ---------------------------------------------------

Operating income                               22,378        18,502         66,642         58,015

Other (income) expense:
  Interest expense                              6,853         6,050         20,576         19,084
  Investment income                              (409)         (415)          (941)        (1,034)
  Other expense                                    --            --             --            320
  Equity in loss of joint venture                 633            --            633             --
                                              ---------------------------------------------------
Total other expense                             7,077         5,635         20,268         18,370
                                              ---------------------------------------------------
Income before provision for income taxes       15,301        12,867         46,374         39,645
Provision for income taxes                      5,556         4,954         16,836         15,263
                                              ---------------------------------------------------
Net Income                                    $ 9,745       $ 7,913       $ 29,538       $ 24,382
                                              ---------------------------------------------------
Net income per share                            $0.32         $0.26          $0.98          $0.82
                                                -----         -----          -----          -----

Weighted average shares outstanding            30,204        29,897         30,059         29,824
                                               ------        ------         ------         ------










                             See accompanying notes.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


                                      LIN TELEVISION CORPORATION
                                 Consolidated Statements of Cash Flows
                                         (Amounts in thousands)
                                              (unaudited)
                                                           Nine Months Ended September 30,
                                                                1996           1995
                                                           -------------------------------
OPERATING ACTIVITIES:

Net income                                                    $ 29,538       $ 24,382
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization (includes amortization
   of financing costs)                                          19,764         13,266
  Tax benefit from exercises of stock options                      422          1,239
  Deferred income taxes                                          4,396          1,040
  Amortization of program rights                                10,902          8,491
  Program payments                                             (12,181)        (8,581)
  LIN Broadcasting corporate service charges forgiven               --           (365)
  Equity in joint venture                                         (117)          (500)
  Changes in operating assets and liabilities:
   Accounts receivable                                          (2,680)         2,824
   Other assets                                                  4,312          1,682
   Liabilities                                                  (5,762)           725
                                                              -----------------------
  Total adjustments                                             19,056         19,821
                                                              -----------------------
Net cash provided by operating activities                       48,594         44,203
                                                              -----------------------

INVESTING ACTIVITIES:

Capital expenditures                                           (21,951)       (12,535)
Acquisitions                                                        --         (4,807)
Local Marketing Agreement expenditures                              --           (750)
                                                              -----------------------
Net cash used in investing activities                          (21,951)       (18,092)
                                                              -----------------------

FINANCING ACTIVITIES:

Proceeds from exercises of stock options and
  from sale of Employee Stock Purchase Plan shares               4,072          3,866
Principal payments on long-term debt                           (22,000)       (18,750)
Purchase of interest rate caps                                      --           (319)
Loan fees incurred on long term debt                              (810)
                                                              -----------------------
Net cash used in financing activities                          (18,738)       (15,203)
                                                              -----------------------
Net increase in cash and cash equivalents                        7,905         10,908
                                                              -----------------------
Cash and cash equivalents at the beginning of the period        18,025         17,907
                                                              -----------------------
Cash and cash equivalents at the end of the period            $ 25,930       $ 28,815
                                                              -----------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                    $ 23,097       $ 16,134
  Income taxes                                                $ 16,629       $ 11,016



                             See accompanying notes.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                   (unaudited)


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

      The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Spin-Off and Acquisitions

      As previously reported, the Company became an independent, publicly traded company on December 28, 1994 as a result of the tax-free spin-off from LIN Broadcasting (the "Spin-Off"). The Company also acquired station WTNH-TV, the ABC affiliate in New Haven-Hartford, Connecticut, simultaneously with the Spin-Off.

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

      The summarized unaudited pro forma results of operations set forth below for the three and nine month periods ended September 30, 1996 and 1995 assume the WIVB-TV Acquisition had taken place on January 1, 1995 (in thousands, except per share amounts).

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                 -------------------      -------------------
                                   1996       1995          1996       1995
                                 -------     -------      --------   --------
                                 (Amounts in thousands, except per share data)

Net revenues                     $68,780     $54,503      $201,895   $169,544
Operating income                  22,378      19,457        66,642     60,677
Net income                         9,745       7,492        29,538     23,062
Net income per share             $  0.32     $  0.25      $   0.98   $   0.77


PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


                          LIN TELEVISION CORPORATION
                  Notes to Consolidated Financial Statements
                              September 30, 1996
                                  (unaudited)

Note 3 - Net Income Per Share

      Net income per share is calculated by dividing the income attributable to common shares by the weighted average number of common shares outstanding during each of the periods, computed under the treasury stock method. Net income per share for the three and nine month periods ending September 30, 1996 and 1995, respectively, is computed as follows (amounts in thousands, except per share data):

                                               Three Months Ended         Nine Months Ended
                                                  September 30,             September 30,
                                                1996         1995         1996         1995
                                               -------      -------      -------      -------
Primary:
  Average shares outstanding                    29,671       29,414       29,609       29,341
  Net effect of dilutive stock options-
    based on the treasury stock method
    using average market price                     533          483          450          483
                                               -------      -------      -------      -------
  Totals                                        30,204       29,897       30,059       29,824
                                               -------      -------      -------      -------

  Net income                                   $ 9,745      $ 7,913      $29,538      $24,382
                                               -------      -------      -------      -------
  Per share amount                             $  0.32      $  0.26      $  0.98      $  0.82
                                               -------      -------      -------      -------

Fully diluted:
  Average shares outstanding                    29,671       29,414       29,609       29,341
  Net effect of dilutive stock options-
    based on the treasury stock method
    using closing market price, if higher
    than average market price                      676          483          674          483
                                               -------      -------      -------      -------

  Totals                                        30,347       29,897       30,283       29,824
                                               -------      -------      -------      -------
  Net income                                   $ 9,745      $ 7,913      $29,538      $24,382
                                               -------      -------      -------      -------
  Per share amount                             $  0.32      $  0.26      $  0.98      $  0.82
                                               -------      -------      -------      -------


PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


                          LIN TELEVISION CORPORATION
                  Notes to Consolidated Financial Statements
                              September 30, 1996
                                 (unaudited)


Note 4 - Long-Term Debt

      In August 1996, the Company renegotiated the terms of its bank credit facility (the "Bank Credit Facility") primarily to reduce its effective interest rate. The Bank Credit Facility, as amended, permits the Company to borrow up to $600 million of an eight-year, reducing revolving credit facility. The Company presently has indebtedness outstanding of $365 million under the Bank Credit Facility. The Company is required to repay the indebtedness outstanding through semi-annual installments under the revolving facility, commencing on December 31, 2001 and continuing through December 31, 2004, at which time the debt will be fully repaid. Under certain circumstances, the Company may be required to apply cash proceeds from certain sales of assets which are not reinvested in similar assets to the prepayment of loans. The Bank Credit Facility, as amended, also permits the Company to solicit commitments for an incremental $300 million, eight-year, reducing revolving credit facility (the "Incremental Facility"). Aggregate commitments to the Incremental Facility, if any, will reduce in eight equal semi-annual amounts beginning 2001 and ending 2004. The Bank Credit Facility contains covenants restricting certain activities, including, but not limited to, (i) acquisitions and investments, (ii) incurrence of debt, (iii) distributions and dividends to stockholders, (iv) mergers and sales of assets,
(v) prepayments and subordinated indebtedness, and (vi) creation of liens. As security under the Bank Credit Facility, the Company has given a negative pledge on the assets and capital stock of each of its subsidiaries, which own all of the Company's television properties. Such subsidiaries are restricted from making certain distributions or payments to the Company. Under the Bank Credit Facility, the Company must remain in compliance with a series of financial covenants, which compare the levels of the Company's indebtedness to its cash flows as of the end of each quarter. As of September 30, 1996, the Company was in compliance, in all material respects, with all covenants. In order to comply with covenants under the Bank Credit Facility and to provide interest rate protection, the Company purchased interest rate caps at a cost of $346,000 in 1995. The interest rate caps cover notional amounts totaling $190.0 million, are based on three-month LIBOR, and have strike rates of 9%. Each of these interest rate cap agreements terminates on December 31, 1997. The costs of the interest rate caps are capitalized and charged to interest expense over the lives of the caps. During 1995, and for the nine months ended September 30, 1996, the prevailing market rates were below the rate caps in effect; thus, the only effect on the Company's interest expense from such transactions was the amortization of the cost of these caps.

PART 1.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RECENT DEVELOPMENTS


      The Company is engaged in the commercial television broadcasting business and currently owns and operates eight network affiliated television stations, two low power television ("LPTV") networks and two LPTV stations. The Company also provides programming and advertising services to four stations through local marketing agreements ("LMAs"). LMAs provide the Company with an additional broadcasting outlet and promote diversity in news, programming and community service in the markets served by the Company's stations.

      As previously reported, the Company became an independent, publicly traded company on December 28, 1994 as a result of the Spin-Off. The Company also acquired station WTNH-TV, the ABC affiliate in New Haven-Hartford, Connecticut, simultaneously with the Spin-Off. On October 2, 1995, the Company acquired station WIVB-TV, the CBS affiliate in Buffalo, New York (see "Note 2-Spin-Off and Acquisitions" of the Company's Notes to Consolidated Financial Statements). In November 1995, the Company entered into an affiliation agreement with Fox Broadcasting Company making available to WVBT-TV the programming of the Fox network for a ten-year term commencing on September 1, 1998. The Company believes that WVBT-TV's broadcast cash flow will substantially increase after such affiliation becomes effective.

      This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. When used in this Quarterly Report on Form 10-Q the words "believes," "anticipated" and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forwarding-looking statements. These factors include, without limitation, competition from other local free over-the-air broadcast stations, acquisitions of additional broadcast properties, and future debt service obligations and those set forth under the caption "Certain Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for 1995. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligations to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      Set forth below are the significant factors that contributed to the operating results of the Company for the three and nine month periods ending September 30, 1996 and 1995. The WIVB-TV Acquisition, and, to a lesser extent, the operation of the Company's four LMAs, affect the year-to-year comparability of the Company's financial results.

RESULTS OF OPERATIONS
---------------------

REVENUES

      Total net revenues consist of national and local time sales, net of sales adjustments and agency commissions, network compensation, barter revenues, revenue from the production of local advertising spots, tower rental, Local Weather Station revenues, and cable retransmission income. Total net revenues increased 40.2% and 31.7% for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods last year. Approximately 89.0% and 88.4% of the Company's total net revenues for the three and nine month periods ended September 30, 1996, respectively, were derived from net national and net local advertising time sales. Spot revenue increases in certain of the stations' markets were driven by the continued steady demand for television advertising time and as a result of strong ratings growth, especially at the NBC affiliates, which led to a more complete sale of inventory and

PART 1.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


increased advertising rates. Ratings growth at the NBC affiliate stations was due, in part, to the broadcast of the 1996 Summer Olympics. Net revenue at LMA station KXTX-TV also increased $3.6 million in the third quarter as a result of ratings growth and increased advertising rates related to new sports programming. As previously reported, the Company acquired the rights to produce and telecast locally all Texas Ranger's Baseball games for the next five years. Political advertising increased $1.2 million and $2.8 million for the three and nine month periods ended September 30, 1996, respectively, due substantially to gubernatorial and national elections. The WIVB-TV Acquisition accounted for approximately 26.1% and 34.3% of the total net revenue increase for the three and nine month periods ended September 30, 1996, respectively.

      Network revenue increased $1.3 million and $3.2 million for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods last year. The increase was due primarily to the new ABC affiliation agreement, as previously reported, and the WIVB-TV Acquisition.

      Revenues from the Local Weather Station increased moderately for the three and nine month periods ended September 30, 1996. The Company provides the Local Weather Station to cable operators in all of its markets, except New Haven-Hartford and Buffalo, and presently intends to expand this service to additional markets in the future.

OPERATING EXPENSES

      Direct operating expenses for the three and nine month periods ended September 30, 1996 increased 75.0% and 53.4%, respectively, over the same periods in 1995, due primarily to the amortization of sports programming for Texas Rangers Baseball in the third quarter of 1996. The WIVB-TV Acquisition and, to a lesser extent, increased programming expense at station WTNH-TV, due to a change in the syndicated/barter programming mix, also contributed to the overall increase.

      Selling, general and administrative expenses increased 34.0% and 32.4% for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods in 1995. The increase was due to the WIVB-TV Acquisition, expenses associated with the production of sports programming, and an increase in salesperson compensation and representative commissions associated with increased revenues.

      Total corporate expenses, which have increased 27.1% and 19.2% for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods last year, are comprised of costs associated with the centralized management of the stations. The increase is due primarily to increased costs associated with operating as a public company.

      Amortization of program rights rose approximately 39.7% and 28.4% for the three and nine month periods ended September 30, 1996, respectively, due primarily to the WIVB-TV Acquisition. The amortization of programming rights reflects the expenses related to the acquisition of syndicated programming, features and specials purchased to air on the Company's television stations. As independents or Warner Brothers network affiliates, the LMAs have substantially more syndicated programming than comparable network affiliated stations in the group. Amortization of program rights is, therefore, proportionately higher at the LMA stations.

      Depreciation and the amortization of intangible assets increased 53.6% and 52.8% for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods in 1995.

PART 1.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


Substantially all of this increase is related to the WIVB-TV Acquisition and new equipment placed in service at the Company's LMAs.

OPERATING INCOME

      For the reasons discussed above, the Company reported an increase in operating income of $3.9 million or 20.9% and $8.6 million or 14.9% for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods last year.

      Interest expense, comprised of interest payable on funds borrowed under the Company's Bank Credit Facility, increased 13.3% and 7.8% for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods last year, due primarily to additional funds outstanding as a result of the WIVB-TV Acquisition.

      The Company's provision for income taxes increased 12.2% and 10.3% for the three and nine month periods ended September 30, 1996, respectively, compared to the same period last year, due to higher income before taxes, offset slightly by a decrease in the Company's effective tax rate.

      The Company's operating margins declined as a result of the development of the LMAs in New Haven, Norfolk, and Austin, each of which reported significant revenue increases over last year but which have not yet reached break-even.

LIQUIDITY AND CAPITAL RESOURCES

      It is the Company's policy to carefully monitor the state of its business, cash requirements and capital structure. From time to time, the Company may enter into transactions pursuant to which debt is extinguished, including sales of assets or equity, joint ventures, reorganizations or recapitalizations. There can be no assurance that any such transactions will be undertaken or, if undertaken, will be favorable to stockholders or result in the extinguishment of debt.

      The Company's principal sources of funds are its operations and its Bank Credit Facility. Net cash provided by operating activities for the nine months ended September 30, 1996 was $48.6 million compared to $44.2 million in the same period last year. The increase is primarily due to higher net income and a decrease in working capital, offset by cash paid for interest and income taxes. Net cash used in investing activities was $22.0 million for the nine months ended September 30, 1996, compared to $18.1 million in 1995 principally related to increased capital expenditures. The increase is a result of the Company's continuing effort to employ state of the art technology at the television station sites in order to maximize the quality of the on air product. Net cash used in financing activities for the period ended September 30, 1996 was $18.7 million compared to net cash used in financing activities of $15.2 million in the same period last year. The fluctuation is due, primarily, to the reduction of long-term debt under the Bank Credit Facility.

      In August 1996, the Company renegotiated the terms of its Bank Credit Facility primarily to reduce interest attributable to outstanding debt. The Bank Credit Facility, as amended, permits the Company to borrow up to $600 million of an eight-year, reducing revolving credit facility. The Company presently has indebtedness outstanding of $365 million under the Bank Credit Facility. The Company is required to repay the indebtedness outstanding through semi-annual installments payable under the

PART 1.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


revolving facility, commencing on December 31, 2001 and continuing through December 31, 2004, at which time the debt will be fully repaid. Under certain circumstances, the Company may be required to apply cash proceeds from certain sales of assets which are not reinvested in similar assets to the prepayment of the debt. The Bank Credit Facility, as amended, also permits the Company to solicit commitments for an incremental $300 million, eight-year, reducing revolving credit facility (the "Incremental Facility"). Aggregate commitments to the Incremental Facility, if any, will reduce in eight equal semi-annual amounts beginning 2001 and ending 2004. As of September 30, 1996, the Company has funds available of approximately $235 million under the Bank Credit Facility. The Bank Credit Facility contains maintenance requirements on the coverage of a set of financial ratios, restrictions on dividends and the incurrence of additional debt.

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

      The Company has never paid dividends on its common stock and has no present intention of paying dividends on its common stock in the foreseeable future. It has been the Company's policy to retain earnings in order to finance its business. In addition, the Bank Credit Facility restricts the Company from paying cash dividends. Any future dividends will be dependent upon the Company's financial condition, results of operations, current or anticipated cash requirements, acquisition plans, restrictions imposed by any credit facility then in place, and other factors which the Company's management and Board of Directors deem relevant.

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


ITEM 5.  OTHER INFORMATION

      CONTINGENT MATTERS

      On October 12, 1996, the tower used by LMA station KXTX-TV, in the Dallas-Fort Worth market, collapsed. The tower was being prepared for the rigging of a new antenna when the accident occurred. KXTX-TV resumed broadcasting with a temporary transmitter on the KXAS-TV tower on October 20, 1996. The accident is under investigation. The Company believes that the situation will not have a material impact on its consolidated financial performance.

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

      The Telecommunications Act of 1996 (the "Act"), signed into law on February 8, 1996, made various changes in the Communications Act that will affect the broadcast industry. Among other things, the Act (i) directs the FCC to increase the national audience reach cap for television from 25% to 35% and to eliminate the 12-station numerical limit; (ii) directs the FCC to review its local ownership restrictions; (iii) "grandfathers" existing LMAs which were in compliance with FCC regulations on the date of enactment and clarifies that future LMAs are not inconsistent with the Act so long as they comply with applicable FCC regulations; (iv) directs the FCC to extend its liberal policy of permitting waivers of its television/radio cross-ownership restriction to proposed combinations in the top 50 markets; (v) lifts the statutory ban on cable-broadcast cross-ownership but does not direct the FCC to eliminate its parallel FCC rule prohibition; (vii) repeals the statutory ban against telephone companies providing video programming in their own service areas; and (viii) permits but does not require the FCC to award to broadcasters a third channel for Advanced Television ("ATV") and other digital services and imposes a fee on subscription based services. Certain leaders in Congress have asked the FCC to postpone issuing ATV licenses pending consideration of possible future legislation that would require broadcasters to bid at auction for ATV channels or return the existing conventional channels to the FCC on an expedited basis.

      The FCC has initiated rulemaking proceedings to consider proposals to relax its television ownership restrictions, including ones that would permit the ownership, in some circumstances, of two television stations with overlapping service areas. The FCC may also consider in these proceedings whether to adopt new restrictions on television LMAs, e.g., whether LMAs should be considered "attributable" ownership interests for purposes of the FCC's ownership rules. The "duopoly" rules currently prevent the Company from acquiring the FCC licenses of its LMA stations, thereby preventing the Company from directly fulfilling its obligations under put options that such LMA stations have with the Company. If the Company should be unable to fulfill its obligation under a put option, it would be required to find an assignee who could perform such obligation. There is no assurance that the Company could find an assignee to fulfill the Company's obligations under the put options on favorable terms. Under the Act, the Company's LMAs were "grandfathered" and cannot be prohibited by the FCC. The precise extent to which the FCC may nevertheless restrict existing LMAs or make them attributable ownership interests is uncertain and the Company could be required to modify its LMAs in ways which impair their viability, though the Company does not believe this is likely to occur. The Company is unable to predict the ultimate outcome of possible changes to these FCC rules and the impact such FCC rules may have on its broadcasting operations.

      All of the Company's LMAs allow, in accordance with FCC rules, regulations and policies, preemptions of the Company's programming by the owner-operator and FCC licensee of each station with which the Company has an LMA. Accordingly, the Company cannot be assured that it will be able to air all of the programming expected to be aired on those stations with which it has an LMA or that the Company will receive the anticipated advertising revenue from the sale of advertising spots in such programming. Although the Company believes that the terms and conditions of each of its LMAs should enable the Company to air its programming and utilize the programming and other non-broadcast license assets acquired for use on the LMA stations, there can be no assurance that early terminations of the LMAs or unanticipated preemptions of all or a significant portion of the programming by the owner-operator and FCC licensee of such stations will not occur. An early termination of one of the Company's LMAs, or repeated and material preemptions of programming thereunder, could adversely affect the Company's operations.

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

EXHIBITS
--------

Exhibit 11.1 Statement Re: Computation of Earnings Per Share

      See Note 3 to the financial statements presented on page 5 of this report.

Exhibit 10.24

      Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman.

Exhibit 10.25

     Employment Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman.

Exhibit 10.26

     Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Deborah R. Jacobson.

Exhibit 10.27

     Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz.

Exhibit 10.28

     Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and C. Robert Ogren, Jr.

Exhibit 10.29

     Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt.

Exhibit 10.30

     Credit Agreement dated November 30, 1994 as amended and restated as of September 26, 1996 among LWWI Broadcasting, Inc., LIN Television Corporation, Barclays Bank, PLC, Nations Bank of Texas, N.A., The Bank of Nova Scotia, The Bank of New York, The Chase Manhattan Bank, N.A., Citicorp Securities, Inc., Toronto Dominion (New York) and Toronto Dominion (Texas).


REPORTS ON FORM 8-K
-------------------

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