Form 10-K405
period 1996-12-31
LIN TELEVISION CORP
filed 1997-03-21
CIK 931058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                           COMMISSION FILE NO. 0-25206
--------------------------------------------------------------------------------

                           LIN TELEVISION CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                      13-3581627
   (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

       FOUR RICHMOND SQUARE, SUITE 200
          PROVIDENCE, RHODE ISLAND                            02906
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICERS)                (ZIP CODE)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (401) 454-2880

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares outstanding of the registrant's Common Stock was 29,764,091 as of March 17, 1996. The aggregate market value of the voting stock held by non-affiliates of the registrant was $561,198,368 as of March 17, 1996. (The term "affiliates" is deemed, for this purpose only, to refer only to the directors of the registrant, Cook Inlet Communications, Inc. and to AT&T Corp.)

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement relating to its 1996 annual meeting of stockholders are incorporated by reference into Part III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant's fiscal year ended December 31, 1996.


                                TABLE OF CONTENTS
                                     PART I


                                                                                            Page
                                                                                            ----

Item 1.       Business .................................................................      1

Item 2.       Properties ...............................................................     15

Item 3.       Legal Proceedings ........................................................     16

Item 4.       Submission of Matters to a Vote of Security Holders ......................     16

                                     PART II

Item 5.       Market for the Registrant's Common Stock and Related
              Security Holders Matters .................................................     17

Item 6.       Selected Consolidated Financial Data .....................................     18

Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations ..............................................     20

Item 8.       Financial Statements and Supplementary Data ..............................     32

Item 9.       Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure ...................................................     32

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant .......................     33

Item 11.      Executive Compensation ...................................................     33

Item 12.      Security Ownership of Certain Beneficial Owners and Management ...........     33

Item 13.      Certain Relationships and Related Transactions ...........................     33

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........     34


ITEM 1.  BUSINESS

INTRODUCTION AND RECENT DEVELOPMENTS

     LIN Television Corporation (the "Company"), with its predecessors, has been engaged in commercial television broadcasting since 1966. The Company is a Delaware corporation incorporated in 1990. Its principal executive office is at 4 Richmond Square, Floor 2, Providence, Rhode Island 02906. Its telephone number is (401)454-2880.

     The Spin-Off. For substantially all of 1994, the Company operated as an indirect wholly-owned subsidiary of LIN Broadcasting Corporation ("LIN Broadcasting"), which was engaged in the cellular communications business. On December 28, 1994 the Company became an independent public entity when its common stock was distributed to LIN Broadcasting shareholders on a tax-free basis (the "Spin-Off"). LIN Broadcasting shareholders received one share of the Company's common stock for every two shares of LIN Broadcasting common stock.

     Acquisition of Station WTNH-TV. At the time of the Spin-Off, LIN Broadcasting and the Company closed an asset purchase with Cook Inlet Communications, Inc. and its subsidiary, Cook Inlet Communications Corp. (together "Cook Inlet") pursuant to which the Company purchased station WTNH-TV, New Haven-Hartford, Connecticut, for approximately $120.2 million in cash plus approximately 3.4 million shares of the Company's common stock (the "WTNH Acquisition").

     After the Spin-Off and the WTNH-TV Acquisition were completed on December 28, 1994, AT&T Wireless Services, Inc. ("AT&T Wireless"), a wholly-owned subsidiary of AT&T Corp. ("AT&T"), became the Company's largest stockholder. AT&T currently holds approximately 45.4% of the outstanding shares of the Company's common stock. Cook Inlet owns approximately 5.7% of the Company's common stock.

     Acquisition of Station WIVB-TV. On October 2, 1995, the Company acquired station WIVB-TV, Buffalo, New York from King World Productions, Inc. ("King World") for approximately $100.7 million in cash (the "WIVB-TV Acquisition").

     WVBT-TV Fox Affiliation Agreement. The Company's local marketing agreement affiliate in Virginia Beach, Virginia, WVBT-TV, has secured the Fox affiliation for its television market, effective September, 1998.

     Form 13-D. On December 9, 1996, AT&T issued a press release and filed an amended Form 13-D stating that AT&T will review its investment in the Company and will evaluate alternatives which could result in the disposition, either through private or public sales of some or all of the shares of the Company's Common Stock held by AT&T Wireless.

BUSINESS OF THE COMPANY

     The Company owns and operates eight network-affiliated television stations, including five in the 40 largest domestic television markets. In addition to network programming, each of the Company's Stations devotes segments of its broadcasting day to news, local live programming, talk shows, and syndicated and off-network programs. News and community-oriented programs are emphasized and play an important role in the Stations' service to their viewers. Additional programming outlets are served through programming and marketing services provided to four other stations pursuant to local marketing agreements ("LMAs") and through the operation of low-power television stations ("LPTVs") and satellite broadcasting facilities.

     Over-the-air television broadcasting in the United States is conducted on 68 channels numbered "2" through "69." Channels "2" through "13" are in the very high frequency ("VHF") band and "14" through "69" are in the ultrahigh frequency ("UHF") band. UHF stations have historically been at a disadvantage because of relatively weaker reception of UHF transmissions by many viewers. This disadvantage is lessening, however, with the increased installed base of cable television. Furthermore, in markets where no or only one VHF station can be received, the disadvantage is relatively less significant. The following table summarizes certain information regarding the Company's stations (the "Stations") and its operations.


                                                                                                       No. of
                                                                                    Estimated         Commercial
Market, Stations                                             Network    Market       Market           Stations
and Other Outlets                  Status      Channel     Affiliation   Rank       Population        in Market
-----------------                  ------      -------     -----------   ----       ----------        ---------
Dallas-Fort Worth, Tx
  KXAS-TV                            O&O       5 (VHF)         NBC         8        4,787,000        4 VHF/9 UHF
  KXTX-TV                            LMA       39(UHF)        Ind.
 Local Weather Station               O&O        Cable          n/a
Indianapolis, IN
  WISH-TV                            O&O       8 (VHF)         CBS        25        2,346,000        4 VHF/7 UHF
  WIIH-LP (SATELLITE)                O&O       11(VHF)         CBS
 Local Weather Station               O&O        Cable          n/a
New Haven-Hartford, CT
  WTNH-TV                            O&O       8 (VHF)         ABC        27        2,297,000        2 VHF/5 UHF
  WBNE-TV                            LMA       59(UHF)         WB
Buffalo, NY
  WIVB-TV                            O&O       4(VHF)          CBS        39        1,577,000        3 VHF/2 UHF
Norfolk-Portsmouth, VA
  WAVY-TV                            O&O       10(VHF)         NBC        40        1,644,000        3 VHF/4 UHF
  WVBT-TV                            LMA       43(UHF)       WB/Fox
  Low Power Network                  O&O       Various        Ind.
  Local Weather Station              O&O        Cable          n/a
Austin, TX
  KXAN-TV                            O&O       36(UHF)         NBC        63        1,071,000        1 VHF/4 UHF
  KXAM-TV (SATELLITE)                O&O       14(UHF)         NBC
  KNVA-TV                            LMA       54(UHF)         WB
  Low Power Network                  O&O       Various         UPN
  Local Weather Station              O&O        Cable          n/a
Champaign, Springfield, Decatur, IL
  WAND-TV                            O&O       17(UHF)         ABC        82         788,000         1 VHF/5 UHF
Local Weather Station                O&O        Cable          n/a
Fort Wayne, IN
  WANE-TV                            O&O       15(UHF)         CBS       103         625,000            4 UHF
  Local Weather Station              O&O        Cable          n/a


(1) "O&O" refers to stations owned and operated by the Company. "LMA" refers to a station to which the Company provides services under a local marketing agreement. "Ind" refers to stations without any network affiliation.

(2) LPTVs and satellite broadcasting facilities provide simultaneous broadcasting of the network programming of the station serving the same market, unless a different network affiliation for the LPTV is indicated.

(3) Rankings are based on the relative size of a station's "market" among the 211 generally recognized television markets in the United States. Source:
     Nielsen Station Index DMA Market Ratings - November 1996, A.C. Nielsen Company.

(4) Estimated Market Population based on estimates of "total persons 2+" in each stations DMA. Source: Nielsen Station Index DMA Market Ratings - November 1996 A.C. Nielsen Company.

(5) The number of stations in a market excludes LPTVs and satellite broadcasting facilities.

(6) Station KXAM-TV, Channel 14 (UHF), Llano, Texas, is operated as a satellite station of KXAN-TV to increase KXAN-TV's coverage.

     There has been substantial consolidation in the television broadcast industry and the Company believes that recent regulatory developments will accelerate this trend. Broadcast operators compete to leverage their group management, programming, marketing and sales resources. The Company historically has made a number of station acquisitions and intends to actively explore future acquisition opportunities, primarily for network-affiliated stations in the fifty largest markets, where the Company believes it can successfully apply its operating strategy and such stations can be acquired on economically attractive terms. The Company currently has no understandings, agreements, or commitments with respect to any acquisition transaction and there can be no assurance that one will be entered into in the future.

THE STATIONS

     The following descriptions contain certain information with respect to each of the Company's Stations, including the respective expiration dates of their FCC licenses and network affiliation contracts. Applications for renewal of FCC licenses must be filed with the FCC four months before the expiration date of the license. FCC regulations permit successive renewals of FCC licenses. Network affiliation contracts are generally renewable by their terms for successive periods (unless notice of termination is provided in advance of its expiration date). (All population estimates contained herein were obtained from the Nielsen Station Index Market Ratings - November 1996.)

     KXAS-TV was acquired by the Company in May 1974 and is affiliated with the NBC network pursuant to a network affiliation agreement which expires on November 15, 2004. The Station's FCC license expires on August 1, 1998. The Dallas-Fort Worth market, with a population of approximately 4,787,000, is served by three other commercial VHF stations, by two noncommercial VHF stations (stations which do not accept advertising), and by nine commercial UHF stations. Approximately 42% of KXAS-TV's 24 hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

     The Company also provides programming and advertising services, pursuant to a local marketing agreement, to KXTX-TV, an independent station in the Dallas-Fort Worth market operating on UHF Channel 39. Approximately 97% of KXTX-TV's hours of broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

     WISH-TV was acquired by the Company in February 1984 and is affiliated with the CBS network pursuant to a network affiliation agreement which expires on November 15, 2004. The Station's FCC license expires on August 1, 1997. The Indianapolis market, with a population of approximately 2,346,000, is served by three other commercial VHF television stations, by seven commercial UHF television stations and by three noncommercial UHF television stations. In addition, there are two LPTVs operating in the Indianapolis market, one of which simulcasts WISH-TV's programming and one which simulcasts for the NBC affiliate. Approximately 52% of WISH-TV's 24 hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

     WTNH-TV was acquired by the Company in December 1994 and is affiliated with the ABC network pursuant to a network affiliation contract which expires on February 28, 1998. The Company, however, has reached a preliminary agreement with ABC as to a long-term extension. The Station's FCC license expires on April 1, 1999. The New Haven-Hartford, Connecticut, market, with a population of approximately 2,297,000, is served by one other commercial VHF television station, five commercial UHF television stations, and one noncommercial UHF television station. Approximately 45% of WTNH-TV's 24 hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

     In December 1994, the Company and station WTNH-TV entered into a local marketing agreement with WBNE-TV, a UHF station which began servicing the New Haven-Hartford, Connecticut market area in April 1995. The Company has also entered into an affiliation contract with the WB Network pursuant to which WB network programming will be carried on WBNE-TV through October, 1997. Approximately 90% of WBNE-TV's broadcast time consists of programming either locally produced or purchased from non-network sources.

     WIVB-TV was acquired by the Company on October 2, 1995 and is affiliated with the CBS network pursuant to a network affiliation agreement which expires on December 31, 2005. The station's FCC license expires on June 1, 1999. The Buffalo market, with a population of approximately 1,577,000, is served by two other commercial VHF stations and two commercial UHF stations. This market is also served by two noncommercial UHF stations. Approximately 50% of WIVB-TV's 24 hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

     WAVY-TV was acquired by the Company in April 1968 and is affiliated with the NBC network. The Station's network affiliation agreement expires on November 15, 2004. The Station's FCC license expires on October 1, 2001. The Norfolk-Portsmouth market, with a population of approximately 1,644,000, is served by two other commercial VHF television stations, by three UHF television stations and by one noncommercial UHF station. Approximately 43% of WAVY-TV's 24 hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

     In December 1994, the Company entered into a local marketing agreement with WVBT-TV, a UHF station that began serving the Norfolk-Portsmouth market area in February 1995. The Company also owns and operates a network of LPTVs in the Norfolk-Portsmouth market. Approximately 88% of WVBT-TV's broadcast time consists of programming that is either locally produced or purchased from non-network sources. Programming is also supplied to the station by the WB Network; however, in November 1995, the Company entered into an affiliation agreement with the Fox Network ("Fox") to carry Fox programming on WVBT-TV for a ten-year term commencing on September 1, 1998.

     KXAN-TV was acquired by the Company in May 1979 and is affiliated with the NBC network pursuant to a network affiliation agreement which expires on November 15, 2004. The Station's FCC license expires on August 1, 1998. The Austin market, with a population of approximately 1,071,000, is served by one commercial VHF station, three other commercial UHF stations, and one noncommercial UHF station. Approximately 39% of KXAN-TV's 24 hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources. The Company operates KXAM-TV, Channel 14, in Llano, Texas. This full power station operates as a satellite of KXAN-TV with the majority of its programming duplicating that of KXAN-TV. However, a separate news bureau has been established to produce local news reports specific to the KXAM-TV audience. The Company also owns and operates a network of LPTVs in the Austin, Texas market.

     The Company and KXAN-TV also provide programming and advertising services pursuant to a local marketing agreement to KNVA-TV, Austin, Texas, which operates on UHF channel 54. The Company has entered into an affiliation agreement with the WB network by which WB programming will be carried on KNVA-TV through October, 1997. Approximately 92% of KNVA-TV's hours of broadcasting time consists of programming that is either locally produced or purchased from other non-network sources.

     WAND-TV, located in Decatur, was acquired by the Company in January 1966 and is affiliated with the ABC network pursuant to a network affiliation agreement which expired on June 30, 1996. The Company, however, has reached a preliminary agreement with ABC as to a long-term extension. The Station's FCC license expires on December 1, 1997. The Decatur-Champaign market, with a population of approximately 788,000, is served by one commercial VHF television station whose coverage is supplemented by a UHF satellite located in Springfield, and four other UHF television stations, all of which are located in Springfield and Champaign. This market is also served by one noncommercial VHF, and two noncommercial UHF television stations. Approximately 47% of WAND-TV's 24 hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

     WANE-TV was acquired by the Company in February 1984 and is affiliated with the CBS network pursuant to a network affiliation agreement which expires on December 31, 2005. The Station's FCC license expires on August 1, 1997. The Fort Wayne market, with a population of approximately 625,000, is served by three other commercial UHF stations. This market is also served by one noncommercial UHF station. Approximately 47% of WANE-TV's 24 hours of daily broadcasting time consists of programming that is either locally produced or purchased from non-network sources.

     Three of the Company's Stations, KXAN-TV, WAND-TV, and WANE-TV, are UHF stations, but the disadvantages of operating on the UHF band in their markets are mitigated since only two VHF stations transmit in the area served by KXAN-TV, only one VHF station transmits in the area served by WAND-TV, and only UHF stations operate in the area served by WANE-TV.

INDUSTRY FACTORS

     Broadcasting Revenues. Local television stations derive revenues from the sale of advertising time for spot advertisements, which usually vary from 10 seconds to 60 seconds in length, and from the sale of program sponsorships to national and local advertisers. Advertising contracts are generally short in duration and may usually be canceled upon two weeks' notice. Each of the Company's television stations is represented by a national firm for the sale of spot advertising to national customers, but each station has local sales personnel covering the service area in which it is located. National representatives are compensated by a commission based on net advertising revenues from national customers.

     The following table shows the approximate percentage of the Company's net television broadcasting revenues by source for each of the past three years:

                             1996                1995                1994
                             ----                ----                ----

Local                        50%                 50%                  52%
National spot                44%                 44%                  46%
Network                       6%                  6%                   2%

     In 1995, the Company entered into a five-year agreement with the Texas Rangers Baseball Club, LP, pursuant to which the Company obtained the exclusive telecast rights to the Texas Rangers games throughout the Rangers Territory, which encompasses Texas and parts of Louisiana, Oklahoma, Arkansas, and New Mexico. In the 1996 season, the Company aired 138 Rangers games in the Dallas-Fort Worth market on KXAS-TV and KXTX-TV, and in the Austin market on KXAN-TV and KNVA-TV. In addition, the games were distributed by broadcast stations and cable systems throughout the rest of the Rangers Territory. The Company has now entered into an agreement with Fox Sports Southwest, effective in 1997, whereby certain of the Rangers games will be carried on cable systems in the Dallas-Fort Worth market and/or throughout the Rangers Territory for the next four years.

     Networks. The majority of commercial television stations in the United States are affiliated with one of the major national networks: ABC, NBC, CBS, and Fox. Stations that operate without network affiliations are commonly referred to as "independent" stations. The amount of programming each network offers varies. ABC, NBC and CBS offer approximately 12 hours of programming per day. Fox presently provides its affiliates with approximately 47 hours of programming per week. Warner Brothers ("WB") and United-Paramount Network ("UPN") have each launched a new television network, currently offering programming on a limited basis. The Company is unable to predict the effect, if any, that these or any other new networks, or the expansion of programming provided by the Fox network, will have on the future results of the Company's operations.

     Network-affiliated television broadcast stations generally operate under affiliation agreements that provide the affiliated station with the right to broadcast all programs transmitted by the network with which the station is affiliated. The major networks typically negotiate the right to sell a majority of the advertising time during network broadcasts. The network then pays the affiliated station a network compensation fee for every hour of network programming that the station broadcasts. Generally, the fees paid by the networks vary according to type of programming and the time of day the programming is broadcast.

     A significant portion of the Company's daily programming is supplied by the networks pursuant to affiliation agreements. During such network time periods, the Stations are dependent on the performance of the network programs in attracting viewers. During time periods in which programming is not supplied by the networks, the Stations broadcast their own or syndicated non-network programs as well as news, sports, public affairs and other entertainment programming.

     The Company believes that its network affiliations provide the Stations with competitive programming at a lower cost than is otherwise available. Under the Affiliation Agreements, certain advertising time during network programs is available to the Stations for sale to national and local advertisers. The programming strength of its network may affect a network-affiliated Station's competitive position. Nonetheless, the Company believes that local programming, particularly local news coverage, and community involvement and promotion can augment network programming to improve a Station's audience share and financial performance. A network's termination of or refusal to renew one or more of the Affiliation Agreements could have a material adverse effect on the Company depending on which Stations were affected and whether and upon what terms other network affiliations were available in the Station's market.

     Local Weather Station. In 1994, the Company launched the Local Weather Station which provides either Doppler radar or local travel and aviation forecasts, weather trends and features. This station is offered in all of the Company's television markets, except New Haven-Hartford, Connecticut and Buffalo, New York, over local cable systems. The Company receives monthly payments from certain contracting cable systems based on the number of subscribers to such cable systems, as well as a share of each cable system's advertising revenues, if any, generated by this new programming service.

     Various cable companies have filed legal challenges to the 1992 Cable Act (the "Cable Act") on the grounds that the Cable Act's requirement that cable systems carry all local stations ("Must-Carry Requirements") infringes their constitutional rights. In 1994, these challenges were remanded by the Supreme Court to a lower federal court with instructions to hold further evidentiary proceedings on the question whether lack of the Must-Carry Requirements would harm local broadcasting. In 1995, the lower court again upheld the constitutionality of must-carry requirements after reviewing the required evidence. The Supreme Court is expected to rule again on the case in 1997. However, management does not expect the outcome of this case to have a material impact on the Company's cable contracts relating to the Local Weather Station.

     Local Marketing Agreements. Stand-alone independent UHF stations often do not have the management expertise or operating efficiencies available to multiple-station group broadcasters such as the Company. Accordingly, these stand-alone UHF stations often operate at minimal profit or at a loss. In four of its markets, the Company has entered into LMAs with the owners of stand-alone UHF stations. In addition to providing the Company with an additional revenue stream, the Company's LMA strategy is intended to permit stations that otherwise might "go dark" or operate marginally to add local news and public affairs and contribute to diversity in their respective markets.

     The Company has entered into 10-year LMAs pursuant to which the Company provides marketing services and programming to stations KXTX-TV, Dallas-Fort Worth, Texas, KNVA-TV, Austin, Texas, WBNE-TV, New Haven-Hartford, Connecticut, and WVBT-TV, Norfolk-Portsmouth, Virginia. The Company has also entered into option and put agreements that would enable or require the Company to purchase such stations under certain conditions, including a change by the FCC in its "duopoly" rules to permit such acquisitions. The licensee of KXTX-TV has the right to put the Station's license and certain assets to the Company in May, 1998. If the FCC's rules are not amended to permit the Company to own the license, the Company may be required to make alternative arrangements. The Company can not predict whether it will be able to make such arrangements or whether those arrangements will be financially advantageous. The Company intends to seek additional LMA opportunities in the future.

     Under its LMAs, the Company is required to pay fixed periodic fees and incur programming and operating costs relating to its LMA stations, but retains all advertising revenues. The Company believes that it can increase the likelihood of financial viability of the stations served pursuant to an LMA by using the Company's negotiating expertise, operating efficiencies, and an experienced and skilled management team, which provides programming and marketing support to the LMA stations. The Company also benefits from the cross-marketing of programming, or the ability to time-shift certain programming, for example, to rebroadcast a local news program at an earlier or later time to appeal to additional viewers.

     In accordance with FCC rules, regulations and policies, all of the Company's LMAs allow preemptions of the Company's programming by the owner-operator and FCC licensee of each station with which the Company has an LMA. Accordingly, the Company cannot be assured that it will be able to air all of the programming expected to be aired on those stations with which it has an LMA or that the Company will receive the anticipated advertising revenue from the sale of advertising spots in such programming. Although the Company believes that the terms and conditions of each of its LMAs will enable the Company to air its programming and utilize the programming and other non-broadcast license assets acquired for use on the LMA stations, there can be no assurance that early terminations of the LMAs or unanticipated terminations of all or a significant portion of the programming by the owner-operator and FCC licensee will not occur. An early termination of one of the Company's LMAs, or repeated and material preemptions of programming thereunder, could adversely affect the Company's operations.

     Low-Power Television Stations. The Company owns and operates, and is currently constructing, LPTVs in several of its markets. LPTVs broadcast at lower transmitting power than other stations and, accordingly, their over-the-air signals cover a much smaller geographic area than the signals of other stations. LPTVs are secondary services which, under FCC rules, must protect full power television stations in their markets from interference and which may not receive rights to convert to digital broadcast in the future. By operating a network of multiple LPTVs in one market, the Company may also be able to achieve over-the-air signal coverage of all, or nearly all, of certain of the television markets served by the Stations.

     The Company owns and operates an LPTV network in both its Austin, Texas, and Norfolk-Portsmouth, Virginia, markets. The Company also owns and operates an LPTV in its Indianapolis, Indiana market.

     Investments in New Broadcasting Technologies. The Company has invested in Datacast, L.L.C. ("Datacast"). Datacast is developing a national data network to insert high speed digital data into conventional television signals. When fully deployed, Datacast's broadcasting system is intended to permit digital content (e.g. text, audio, photographs, video, data and virtually any other information that can be converted into digital form) to be transmitted by broadcast television stations using the Vestigial Side Band ("VSB") of the television signal without affecting audio or video reception on conventional television sets. Datacast's partners include, in addition to the Company, Chris Craft's BHC Communications (AMEX: BHC), Granite Broadcasting Corporation (Nasdaq: GBTVK), and Schurz Communications, Inc. The Company may seek to enter into other joint ventures as a way to share risks and research and development costs in the exploitation of new broadcasting technologies.

COMPETITION

     Competition in the television industry is intense and takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Factors that are material to a television station's competitive position include network affiliation, quality of programming, signal coverage and assigned frequency. The broadcasting industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the FTC, any of which could have a material adverse effect on the Company's business and operations.

     Audience. Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. The development of methods of television transmission other than over-the-air broadcasting and, in particular, the growth of cable television have significantly altered competition for audience in the television broadcasting industry. As the technology of satellite program delivery to cable systems advanced in the late 1970s, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple, national-scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates.

Historically, cable operators have not sought to compete with broadcasting stations for a share of the local news audience. Recently, however, certain cable operators have elected to compete for such audiences.

     Other sources of audience competition include home entertainment systems (including videocassette recorder and playback systems, videodiscs and television game devices), wireless cable, satellite master antenna television systems, LPTVs, low-power satellite-to-home video distribution services, and telephone company video systems, computer on-line services and other entertainment and advertising media. The Stations also face competition from high-powered direct broadcast satellite services that can transmit programming directly to homes equipped with special receiving devices. Several direct broadcast satellite ("DBS") companies provide nationwide service.

     Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now in use with DBS and in development for cable and "wireless cable," are expected to permit greater numbers of channels to be carried with existing bandwidth. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide expanded programming to highly targeted audiences. A reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized "niche" programming. This ability to reach very specific audiences is expected to alter the competitive dynamics for advertising expenditures and could have a material adverse effect on the Company's ability to generate revenues.

     Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun programming. The Stations compete against in-market television broadcasting station competitors for exclusive access to off-network reruns (such as Friends) and first-run products (such as Wheel of Fortune) in their respective markets. There is no assurance that the Company will not be exposed to volatile or increased programming costs that may adversely affect the Company's operating results. Further, because syndicated programs are generally purchased in advance of being broadcast, the Company may not accurately predict how a program will perform. The Company minimizes this risk by generally limiting its commitments for unproven syndicated non-network programming to short time periods. Syndicated programs may be purchased for cash, for cash and barter, or for barter only. Under a barter arrangement, a national program syndicator receives advertising time in exchange for the programming it supplies, and the station pays a reduced cash fee or no fee for such programming. Cable systems generally do not compete with local stations for programming, although various national cable networks have acquired programs that would have otherwise been offered to local television broadcasting stations. Competition also occurs for exclusive news stories and features and local sports programming.

     Advertising. Television broadcasting stations compete for advertising revenues with other stations in their respective markets, as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising dollars in the broadcasting industry occurs primarily in individual markets. Generally, a television broadcasting station in one market does not compete with stations in other markets.

     In January 1995, each of WB and the UPN launched new broadcast networks which have subsequently entered into affiliation agreements with formerly independent television stations. The amount of programming supplied by WB and UPN to their affiliates is limited, but both WB and UPN have announced their intentions to expand their programming over time to seven nights per week. In certain of the Company's markets (e.g., New Haven, Austin, Norfolk), the Company has obtained the WB and/or UPN affiliation for its LMA operation. In other markets (e.g., Dallas), the WB and UPN affiliations have been obtained by competing stations. Other attempts to establish new networks may also be undertaken in the future. The Company cannot predict the impact of the development of these new networks on the Company's business.

     The television broadcasting industry is undergoing a period of consolidation and significant change. Many of the Company's current and potential competitors have significantly greater financial, marketing, programming and broadcasting resources than the Company. The Company, however, believes that its local news programming, network affiliations and management of its sales resources have to date enabled it to compete effectively in its markets. Nonetheless, there is no assurance that the Company's strategy will continue to be effective or that the introduction of new competitors for television audiences will not have a material adverse effect on the Company's financial condition and results of operations.

LICENSING AND REGULATION

     The following is a brief discussion of certain provisions of the Communications Act of 1934, as amended (the "Communications Act"), and of FCC regulations and policies that affect the business operations of television broadcasting stations. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC, on which this discussion is based, for further information concerning the nature and extent of FCC regulation of television broadcasting stations.

     License Renewal, Assignments and Transfers. Television broadcast licenses are granted for a maximum term of eight years (five years prior to 1996) and are subject to renewal upon application to the FCC. The FCC prohibits the assignment of a license or the transfer of control of a broadcasting licensee without prior FCC approval. In determining whether to grant or renew a broadcasting license, the FCC considers a number of factors pertaining to the applicant, including compliance with a variety of ownership limitations and compliance with character and technical standards. During certain limited periods when a renewal application is pending, petitions to deny a license renewal may be filed by interested parties, including members of the public. Such petitions may raise various issues before the FCC. The FCC is required to hold evidentiary, trial-type hearings on renewal applications if a petition to deny renewal of such license raises a "substantial and material question of fact" as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. The FCC must grant the renewal application if, after notice and opportunity for a hearing, it finds that the incumbent has served the public interest and has not committed any serious violation of FCC requirements. If the incumbent fails to meet that standard, and if it does not show other mitigating factors warranting a lesser sanction, the FCC has authority to deny the renewal application and consider a competing application.

     Failure to observe FCC rules and policies, including, but not limited to, those discussed above, can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term license renewals or, for particularly egregious violations, the denial of a license renewal application or revocation of a license.

     Multiple and Cross-Ownership Rules. On a national level, the FCC rules generally prevent an entity or individual from having an attributable interest in television stations with an aggregate audience reach in excess of 35% of all U.S. households. On a local level, the "duopoly" rules prohibit or restrict such interests in two or more television stations with overlapping service areas. Additional cross-ownership restrictions generally prohibit new television/radio, broadcast/daily newspaper or television/cable combinations in the same market. The FCC generally applies its ownership limits only to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interest of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock (or 10% or more of such stock in the case of insurance companies, mutual funds, bank trust departments and certain other passive investors that are holding stock for investment purposes only) are generally deemed to be attributable, as are positions as an officer or director of a corporate parent of a broadcast licensee. In light of these rules, an exemption was sought from and granted by the FCC with respect to certain interests otherwise attributable to AT&T by virtue of positions held by directors of AT&T as directors of other companies with media interests.

     Because of these multiple and cross-ownership rules, a purchaser of the Company's Common Stock who acquires an attributable interest in the Company may violate the FCC's rules if that purchaser also has an attributable interest in other television or radio stations, or in daily newspapers or cable systems, depending on the number and location of those radio or television stations or daily newspapers or cable systems. Such a purchaser also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If an attributable stockholder of the Company violates any of these ownership rules or if a proposed acquisition by the Company would cause such a violation, the Company may be unable to obtain from the FCC one or more authorizations needed to conduct its television station business and may be unable to obtain FCC consents for certain future acquisitions. Based on their direct or indirect ownership of the Company's Common Stock, acquisitions by either AT&T and Cook Inlet might have the effect of limiting future acquisitions by the Company. The Company has agreed with LIN Broadcasting not to acquire additional television broadcasting stations if such acquisition would cause AT&T to violate applicable FCC multiple ownership rules due to their attributed ownership of television broadcasting stations retained by LIN Broadcasting on the Spin-Off and the Stations. This obligation will terminate upon the earlier of the completion of the sale of the Company to AT&T pursuant to the Private Market Value Guarantee ("PMVG") or a determination by AT&T not to offer to purchase the Company pursuant to the PMVG. See "Business-Private Market Value Guarantee".

     The FCC has initiated rulemaking proceedings to consider proposals to relax its television ownership restrictions, including proposals that would permit the ownership, in some circumstances, of two television stations with overlapping service areas and relaxing the rules prohibiting cross-ownership of radio and television stations in the same market. The FCC is also considering in these proceedings whether to adopt new restrictions on television LMAs. The "duopoly" rules currently prevent the Company from acquiring the FCC licenses of its LMA stations, thereby preventing the Company from directly fulfilling its obligations under put options that such LMA stations have with the Company. If the Company should be unable to fulfill its obligation under a put option, it would be required to find an assignee who could perform such obligation. There is no assurance that the Company could find an assignee to fulfill the Company's obligations under the put options on favorable terms. Under the Telecommunications Act of 1996 (the "Act"), the Company's LMAs were "grandfathered". The precise extent to which the FCC may nevertheless restrict existing LMAs or make them attributable ownership interests is uncertain. In the rulemakings, the FCC has proposed, for example, to make LMAs fully attributable ownership interests and thus prohibited unless the two stations would qualify for dual ownership under certain specified criteria (e.g., VHF-UHF or UHF-UHF combinations; second station is a start-up , failed or failing station) on a case-by-case basis. "Grandfathering" rights for current LMAs which do not qualify for conversion to ownership would be limited to fulfilling the current lease term, with renewal rights and transferability rights eliminated. The Company's LMAs all involve leased stations which are UHF stations and which were either start-up stations or existing stations which were failing financially and would appear to qualify for conversion to ownership under the proposed standards. Nevertheless, it is possible that the FCC could deny the Company the ability to convert its LMAs to full ownership or require the Company to modify its LMAs in ways which impair their viability. Further, if the FCC were to find that one of the Company's LMA stations failed to maintain control over its operations, the licensee of the LMA station and/or the Company could be fined. The Company is unable to predict the ultimate outcome of possible changes to these FCC rules and the impact such FCC rules may have on its broadcasting operations.

     The Congress and the FCC have under consideration, and in the future may consider and adopt, other new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's broadcast stations, result in the loss of audience share and advertising revenues for the Company's broadcast stations, and affect the ability of the Company to acquire additional broadcast stations or finance such acquisitions.

     Alien Ownership. Under the Communications Act, broadcast licenses may not be granted to or held by any corporation having more than one-fifth of its capital stock owned of record or voted by non-U.S. citizens (including a non-U.S. corporation), foreign governments or their representatives (collectively, "Aliens") or having an Alien as an officer or director. The Communications Act also prohibits a corporation, without an FCC public interest finding, from holding a broadcast license if that corporation is controlled, directly or indirectly, by another corporation, any officer of which is an Alien, or more than one-fourth of the directors of which are Aliens, or more than one-fourth of the capital stock of which is owned of record or voted by Aliens, unless the FCC finds that such ownership would be in the public interest. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including general and limited partnerships. As a result of these provisions, the Company, which serves as a holding company for its various television station licensee subsidiaries, cannot have more than 25% of its capital stock owned of record or voted by Aliens, cannot have an officer who is an Alien and cannot have more than one-fourth of the Company Board consisting of Aliens. The Certificate of Incorporation and By-Laws provide for certain stock transfer legends and procedures designed to prevent a violation of these requirements.

     Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. Broadcast station licensees continue, however, to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming may be considered by the FCC when it evaluates license renewal applications, although such complaints may be filed, and generally may be considered by the FCC, at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, children's television programming, political advertising, sponsorship identifications, contest and lottery advertising, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In addition, broadcast licensees must develop and implement affirmative action programs designed to promote equal employment opportunities, and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a license renewal application.

     Syndicated Exclusivity/Territorial Exclusivity. Effective January 1, 1990, the FCC reimposed syndicated exclusivity rules and expanded the existing network nonduplication rules. The syndicated exclusivity rules allow local broadcast stations to require that cable operators black out certain syndicated, non-network programming carried on "distant signals" (i.e., signals of broadcast stations, including so-called super stations, that serve areas substantially removed from the cable system's local community). Under certain circumstances, the network nonduplication rules allow local broadcast network affiliates to demand that cable operators black out duplicative network broadcast programming carried on more distant signals.

     Restrictions on Broadcast Advertising. The advertising of cigarettes on broadcast stations has been banned for many years. The broadcast advertising of smokeless tobacco products has more recently been banned by Congress. Certain Congressional committees have examined legislative proposals to eliminate or severely restrict the advertising of beer and wine. The Company cannot predict whether any or all of the present proposals will be enacted into law and, if so, what the final form of such law might be. The elimination of all beer and wine advertising could have an adverse effect on the Stations' revenues and operating profits as well as the revenues and operating profits of other stations that carry beer and wine advertising. In 1996, some television stations began airing hard liquor advertising. In the past, this group of advertisers had a self-imposed ban on TV advertising. None of the Company's Stations have aired this type of advertising. The Company cannot predict the effect the airing of these advertisements on competing stations will have on the Company's operating results.

     Other Programming Restrictions. The Telecommunications Act of 1996, signed into law on February 8, 1996, directs the FCC to establish, if the broadcast industry does not do so on a voluntary basis, guidelines and procedures for rating programming that contains sexual, violent, or other indecent material so as to inform parents. A multi-industry task force has developed a ratings plan which was submitted to the FCC in January 1997 and put out for public comment by the FCC. The FCC could either ratify the industry proposal or issue its own guidelines later this year. The Act also requires the FCC to issue rules that require TV set manufacturers to include in the sets that they manufacture appropriate technology (a "V-Chip" that can block programming based on an electronically encoded rating) to facilitate the implementation of the new rating guidelines.

     Cable "Must-Carry" or "Retransmission Consent" Rights. The 1992 Cable
Act, enacted in October 1992, requires television broadcasters to make an election to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable television systems in the station's local market. If a broadcaster chooses to exercise its must-carry rights, it may demand carriage on a specified channel on cable systems within its DMA. Must-carry rights are not absolute, and their exercise is dependent on variables such as the number of activated channels on, and the location and size of, the cable system and the amount of duplicative programming on a broadcast station. Under certain circumstances, a cable system may decline to carry a given station. If a broadcaster chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement. Generally, the Stations have negotiated retransmission consent agreements with cable television systems in their markets, with terms generally ranging from three to 10 years, which provide for carriage of the Station's signal and the Local Weather Station. The licensees of the LMAs generally have opted for must-carry status.

     On April 8, 1993, a three-judge panel of the United States District Court for the District of Columbia upheld the constitutionality of the legislative must-carry provisions. On June 27, 1994, the Supreme Court ruled that the must-carry provisions were "content-neutral" and thus not subject to strict scrutiny and that Congress' stated interests in preserving the benefits of free, over-the-air local broadcast television, promoting the widespread dissemination of information from a multiplicity of sources and promoting fair competition in the market for television programming all qualify as important governmental interests. However, the Court remanded to a lower federal court with instructions to hold further proceedings with respect to evidence that lack of the must-carry requirements would harm local broadcasting. In 1995, the lower court again upheld the constitutionality of the must-carry requirements after taking the required evidence. The Supreme Court is expected to rule again on the case in the first half of 1997. Management does not, however, expect the outcome of this case to affect the Company's cable contracts relating to the Local Weather Station. It could, however, materially affect the degree of cable penetration afforded the LMAs and, if adversely decided, have a negative impact on the profitability of those stations.

     Telecommunications Act of 1996. The Telecommunications Act of 1996, signed into law on February 8, 1996, made various changes in the Communications Act that will affect the broadcast industry. Among other things and in addition to matters previously mentioned, the Act (i) directs the FCC to increase the national audience reach cap for television from 25% to 35% and to eliminate the 12-station numerical limit; (ii) directs the FCC to review its local broadcast ownership restrictions; (iii) clarifies that existing LMAs were in compliance with applicable FCC regulations, are "grandfathered", and that future LMAs are not inconsistent with the Act so long as they comply with applicable FCC regulations; (iv) directs the FCC to extend its liberal policy of permitting waivers of its television/radio cross-ownership restriction to proposed combinations in the top 50 markets; (v) lifts the statutory ban on cable-broadcast cross-ownership but does not direct the FCC to eliminate its parallel FCC rule prohibition; (vi) repeals the statutory ban against telephone companies providing video programming in their own service areas; and (vii) permits but does not require the FCC to award to broadcasters a second channel for Advanced Television ("ATV") and other digital services and imposes a fee on subscription based services. Certain leaders in Congress have asked the FCC to postpone issuing ATV licenses pending consideration of possible future legislation that would require broadcasters to bid at auction for ATV channels or return the existing conventional channels to the FCC on an expedited basis.

     Proposed Legislation and Regulations. The FCC has proposed the adoption of rules for implementing ATV in the United States. Implementation of ATV will improve the technical quality of over-the-air broadcast television. Under certain circumstances, however, conversion to ATV operations may reduce a station's geographical coverage area. The FCC is considering an implementation proposal that would allot a second broadcast channel to each regular commercial television station for ATV operation. Stations would be required to phase in their ATV operations on the second channel, with a three-year period to build necessary ATV facilities and a consecutive three-year period in which to begin operations. Such stations would be required to surrender their non-ATV channel 15 years after the commencement of the first three-year period. Implementation of ATV will impose additional costs on television stations providing the new service due to increased equipment costs. The Company estimates that the adoption of ATV would require average capital expenditures of approximately $2 million per Station to provide facilities necessary to pass along an ATV signal. The conversion of a Station's equipment enabling it, for example, to produce and transmit ATV programming would be substantially more expensive. The introduction of this new technology will require that consumers purchase new receivers (television sets) for ATV signals or, if available by that time, adapters for their existing receivers. The FCC has also proposed to assign to full-power ATV stations the channels currently occupied by LPTVs and both the FCC and certain Congressmen have proposed to "clear" a portion of the current broadcast spectrum (e.g. channels 60-69) and auction it off to other users, proposals which could adversely affect the Company's LPTV channels. The Company believes that it is essential to the long-term viability of the Company and the broadcast industry that the FCC authorize ATV in the United States, but the Company cannot otherwise predict when such authorization might be given or the precise effect such authorization might have on the Company's business.

     Budget legislation is being considered in both the House and Senate which would require the FCC to raise revenue for the federal government by auctioning radio frequencies in bands which encompass those currently licensed for use by broadcasters, including those channels used for "auxiliary" purposes, such as remote pickups in electronic news gathering and studio-to-transmitter links, and which would require immediate auctioning of ATV spectrum or accelerated give-back by broadcasters of their existing analog channels.

     In addition, the FCC is conducting an inquiry to consider proposals to increase broadcasters' obligations under its rules implementing the Children's Television Act of 1990, which requires television stations to present programming specifically directed to the "educational and informational" needs of children. The FCC also is conducting a rulemaking proceeding to consider the adoption of more restrictive standards for the exposure of the public and workers to potentially harmful radio frequency radiation emitted by broadcast station transmitting facilities. Other matters that could affect the Company's broadcast properties include technological innovations affecting the mass communications industry such as technical allocation matters, including assignment by the FCC of channels for additional broadcast stations, LPTVs and wireless cable systems and their relationship to and competition with full-power television broadcasting service.

     The FCC has initiated a Notice of Inquiry proceeding seeking comment on whether the public interest would be served by establishing limits on the amount of commercial matter broadcast by television stations. No prediction can be made at this time as to whether the FCC will impose any commercial limits at the conclusion of its deliberations. The Company is unable to determine what effect, if any, the imposition of limits on the commercial matter broadcast by television stations would have on the Company's operations.

     Congress and the FCC also have under consideration, or may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of the Company and the Stations, result in the loss of audience share and advertising revenues of the Stations, and affect the Company's ability to acquire additional broadcast stations or finance such acquisitions. Such matters include, for example, (i) imposition of greater spectrum use or other governmentally imposed fees upon a licensee; (ii) changes in the FCC's cross-interest multiple ownership, alien ownership and cross-ownership policies; (iii) proposals to expand the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in broadcasting; (iv) proposals to increase the benchmarks or thresholds for attributing ownership interest in broadcast media; (v) proposals to change rules or policies relating to political advertising; (vi) technical and frequency allocation matters, including those relative to the implementation of ATV; (vii) proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on broadcast stations; (viii) changes to broadcast technical requirements; and (ix) proposals to limit the tax deductibility of advertising expenses by advertisers.

     The Company cannot predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

     The foregoing does not purport to be a complete discussion of all the provisions of the Communications Act or other Congressional acts or the regulations and policies of the FCC promulgated thereunder. Reference is made to the Communications Act, other Congressional acts, such regulations, and the public notices promulgated by the FCC, on which the foregoing discussion is based, for further information. There are additional FCC regulations and policies, and regulations and policies of other federal agencies, that govern political broadcasts, public affairs programming, equal employment opportunities and other areas affecting the Stations' businesses and operations.

PRIVATE MARKET VALUE GUARANTEE

     The Company has entered into a Private Market Value Guarantee (the "PMVG") with AT&T Wireless pursuant to which the directors of the LIN Broadcasting Board initially designated three members of the Company Board to serve as independent directors (the "Independent Directors"), each of whom will be an independent director as determined under the New York Stock Exchange Rules (i.e., independent of the management of the Company and its affiliates and free of any relationship that, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment). Thereafter, the Independent Directors to be elected at each annual meeting of the Company's stockholders will be nominated by the then-current Independent Directors and elected by the affirmative vote of the holders of at least a majority of the Company's Common Stock not owned by AT&T Wireless or any of its affiliates (the "Public Shares") present and entitled to vote at any meeting at which the holders of a majority of the Public Shares are present. Independent Directors will be subject to removal only for cause, and only if a majority of the Independent Directors approve such removal or if such removal is approved by the affirmative vote of the holders of a majority of the Public Shares without any solicitation of votes by AT&T Wireless.

     On or about January 1, 1998 (the "Initiation Date"), the Independent Directors will designate an investment banking firm of recognized national standing and AT&T Wireless will designate an investment banking firm of recognized national standing, in each case to determine the private market value per share of the Company's Common Stock. Private market value per share is the private market price per share of the Company's Common Stock ("Private Market Price") (including control premium) that an unrelated third party would pay if it were to acquire all the outstanding Common Stock of the Company (including the Company's Common Stock held by AT&T Wireless and its affiliates) in an arm's-length transaction, assuming that the Company was being sold in a manner designed to attract all possible participants and to maximize stockholder value, including, if necessary, through the sale or other disposition (including tax-free spin-offs, if possible) of businesses prohibited by legal restrictions to be owned by a particular buyer or class of buyers.

     Once the Private Market Price is determined pursuant to the procedures provided for in the PMVG, AT&T Wireless will have 45 days to decide whether it desires to proceed with an acquisition of all the Public Shares (a "Transaction") at that price. If AT&T Wireless decides to proceed with a Transaction, it may pay the Private Market Price in cash or any combination of cash, common equity securities and/or nonconvertible senior or subordinated "current cash pay" debt securities that the Independent Directors, after consultation with their investment banking firm, believe in good faith will have an aggregate market value of not less than the Private Market Price. If AT&T Wireless determines to proceed with a Transaction as set forth above, it will enter into an agreement with the Company (containing customary terms and conditions) and will cause a meeting of the Company's stockholders to be held as soon as practicable to consider and vote thereon. A Transaction may only be completed if it is approved by the holders of a majority of the Public Shares.

     If AT&T Wireless determines not to proceed with a Transaction, or if despite its good-faith efforts a Transaction has not been completed within 12 months following the Initiation Date (or, if a Transaction has been approved by holders of a majority of the Public Shares and is being pursued in good faith by AT&T Wireless but has not been completed due to regulatory delays or litigation, 20 months following the Initiation Date), AT&T Wireless will put the Company in its entirety up for sale under the direction of the Independent Directors in a manner intended by the Independent Directors to maximize value for all Common Stock of the Company. The sale procedures will be set by the Independent Directors and may include, if necessary to maximize stockholder value, provisions for the sale or other disposition of businesses prohibited by legal restrictions to be owned by any particular buyer or class of buyers. The Independent Directors will select from among the proposed transactions the one or more transactions determined by them (including tax-free spin-offs, if possible) as being most likely to maximize value for all Common Stock of the Company and will cause a meeting of the Company's stockholders to be held as soon as practicable to consider and vote thereon. AT&T Wireless is required to fully cooperate in the PMVG process and, if one or more of the transactions so selected by the Independent Directors are approved by holders of a majority of the Public Shares, will cause all Common Stock of the Company owned by its affiliates to be voted in favor thereof. Any sale of the Company is subject to receipt of FCC and other necessary regulatory approvals.

     If a Transaction is presented for approval at a meeting of the Company's stockholders as contemplated above and fails to receive the requisite approval by holders of a majority of the Public Shares, AT&T Wireless will have no further rights or obligations to purchase the remaining interest in the Company, but the remainder of the PMVG will continue to apply to the extent described therein.

     Except as described above, neither AT&T Wireless nor any of its non-Company affiliates may engage in any material transaction (including, without limitation, agreements that are standard in the industry) with the Company or any of its subsidiaries (other than proportionately as a stockholder of the Company) unless such transaction has been approved by a majority of the Independent Directors. Except as permitted above, neither AT&T Wireless nor any of its non-Company affiliates may purchase additional shares of the Company's Common Stock if, after such purchase, AT&T Wireless and such affiliates would beneficially own in the aggregate more than 75% of the outstanding Common Stock of the Company. In addition, except as described above, neither AT&T Wireless nor any of its non-Company affiliates may engage in a merger or consolidation with the Company, or purchase all or substantially all of the Company's assets, unless the transaction is approved not only by a majority of the Independent Directors but also by the holders of a majority of the Public Shares. The Independent Directors expect to retain independent financial advisors and counsel to advise them with respect to any such transaction.

     No transaction will be undertaken, and the Company will not take any action, whether or not approved by a majority of the Company Board, if the Independent Directors determine in their good-faith judgment by unanimous vote that such transaction or action would likely depress the value of the Company on the Initiation Date. In addition, the Company will not acquire or dispose of any business, whether or not approved by a majority of the Company Board, if the Independent Directors determine in their good-faith judgment by unanimous vote that such acquisition or disposition is not in the Company's best interest.

     Except pursuant to a sale of the Company as described above, neither AT&T Wireless nor any of its non-Company affiliates may sell more than 25% of the outstanding Common Stock of the Company to a third party or group unless that third party or group agrees in writing to be bound by the provisions set forth in the PMVG to the same extent as AT&T Wireless is bound.

     There is no assurance that AT&T Wireless will agree to purchase the Public Shares at private market value. Furthermore, if AT&T Wireless does not offer or agree to purchase the Public Shares, there is no assurance that the Company will successfully be sold in its entirety or, if it is sold, that the price obtained will be favorable. The PMVG remains in effect as long as AT&T Wireless and its non-Company affiliates beneficially own in the aggregate at least 25% of the outstanding shares of the Company's Common Stock or AT&T Wireless's designees constitute a majority of the Company Board.

     On December 9, 1996 AT&T issued a press release and filed an amended Form 13-D stating that AT&T will review its investment in the Company and will evaluate alternatives which could result in the disposition, either through private or public sales, of some or all of the shares of the Company's Common Stock held by AT&T Wireless.

EMPLOYEES

     As of December 31, 1996, the Company employed 1,163 full-time and 96 part-time employees in its broadcasting offices. Of these employees, 224 were represented by unions. The Company believes that its employee relations are generally good.

ITEM 2.  PROPERTIES

     The Company maintains its corporate headquarters in Providence, Rhode Island. Each of the Stations has facilities consisting of offices, studios, sales offices and transmitter and tower sites. Transmitter and tower sites are located to provide coverage of each Station's market. The Company owns the offices where its Stations are located and owns the property where its towers and primary transmitters are located. The Company leases the remaining properties, consisting primarily of sales office locations and microwave transmitter sites. While none of the properties owned or leased by the Company is individually material to the Company's operations, if the Company were required to relocate any of its towers, the cost could be significant because the number of sites in any geographic area that permit a tower of reasonable height to provide good coverage of the market is limited, and zoning and other land use restrictions, as well as Federal Aviation Administration regulations, limit the number of alternative sites or increase the cost of acquiring them for tower siting.

ITEM 3.  LEGAL PROCEEDINGS

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of the Company's management, is likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     No matters were submitted to a vote of security holders for the quarter ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


     The Company's Common Stock is listed for quotation on the Nasdaq National
Market under the symbol "LNTV". The following table sets forth, for the quarters indicated, the high and low sale prices of the Common Stock on the Nasdaq
National Market as reported in published financial sources. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                                    Sales Price
                                                                                    -----------
Year                                                                             High          Low
----                                                                          ---------      -------
1995
First Quarter..................................................................$33 3/4       $22 1/4
Second Quarter.................................................................$39 3/4       $30 3/4
Third Quarter..................................................................$39 1/2       $29 1/4
Fourth Quarter.................................................................$33 3/4       $27 1/4

1996
First Quarter..................................................................$39 3/4       $27 1/4
Second Quarter.................................................................$37 1/2       $30 3/8
Third Quarter..................................................................$42 1/8       $35
Fourth Quarter.................................................................$44 1/2       $37 1/2

1997
First Quarter (through March 17)...............................................$43 3/4       $38 1/2

     As of March 17, 1997, there were approximately 1,054 holders of record of the Common Stock (the number of holders does not include the number of stockholders whose shares are held of record by a broker or clearing agency, but does include such a brokerage house or clearing agency as one recordholder).

     The Company has never paid cash dividends on Common Stock. The Company's Bank Credit Facility restricts the Company from paying cash dividends to its stockholders. The Board of Directors will determine future dividend policy based on the Company's results of operations, financial condition, capital requirements, restrictions imposed by any credit facility then in place, and other circumstances. There are also restrictions on the ability of the Company's operating subsidiaries to pay dividends to the Company. The Company does not anticipate that any cash dividends will be paid on the Common Stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     Set forth below is selected consolidated financial and operating data of the Company as of and for each of the five years in the period ended December
31, 1996. The data should be read in conjunction with the historical consolidated financial statements of the Company, and the notes thereto, presented elsewhere in this Form 10-K. Also set forth below are certain pro forma operating data for the years ended December 31, 1995 and 1994. The pro forma financial information is presented as if the Spin-Off and the WTNH-TV and WIVB-TV Acquisitions had taken place at January 1, 1994. The pro forma financial presentation gives effect to a full year of operations at stations WTNH-TV and WIVB-TV and includes pro forma adjustments for additional depreciation and amortization of intangibles related to the purchase price allocations, and additional provisions for income taxes related to the adjustments described above, as well as the addition of station WTNH-TV's and WIVB-TV's results of operations. The pro forma information is not necessarily indicative of the results of operations that would have been reported if the Spin-Off and acquisitions had taken place on the dates specified, nor is it indicative of the Company's future operating results. (In thousands, except per share amounts).

                                             1996       1995        1994        1993         1992
                                          ----------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net revenues                              $273,367    $217,247    $150,523    $127,541    $ 124,496

Operating income                            99,160      85,028      64,069      52,251       51,717

Income before extraordinary loss (1)        46,461      38,030      31,185      22,287       19,150

Net income                                  46,461      38,030      28,260      22,287       19,150

Earnings per share:
Income before extraordinary loss          $   1.54    $   1.28    $   1.19    $   0.86    $    0.74

Net income                                $   1.54    $   1.28    $   1.08    $   0.86    $    0.74
Weighted average shares outstanding (2)     30,120      29,757      26,136      25,816       25,816

BALANCE SHEET DATA:
Cash and cash equivalents                   27,952      18,025      17,907      19,461       17,353
Total assets                               595,944     587,256     423,964     183,697      179,371
Long-term debt                             350,000     387,000     295,000     176,447      222,088
Total shareholders' equity (deficit)       138,448      86,434      40,160     (99,115)    (138,736)

OTHER DATA:
Broadcast cash flow (3)                   $130,399    $106,749    $ 77,203    $ 65,466    $  63,095

PRO FORMA DATA:
Net revenues                                          $233,507    $208,346
Operating income                                        87,736      78,894
Net income                                              36,780      33,712
Net income per share                                  $   1.24    $   1.14
Weighted average shares outstanding (2)                 29,757      29,466

OTHER PRO FORMA DATA:
Broadcast cash flow (3)                               $113,014    $103,284

NOTES TO SELECTED FINANCIAL DATA


(1) In 1994, the Company recorded a $4.5 million write-off of unamortized bank fees and expenses related to its previous credit facility. This write-off has been reflected as an extraordinary loss on extinguishment of debt, net of an income tax benefit of $1.6 million, in the Company's financial statements.

(2) Net income per share for all periods is calculated based on the number of shares of common stock outstanding, assuming the shares issued in the Spin-Off were issued on January 1, 1992, and the dilutive effect of common stock equivalents. Pro forma net income per share is calculated based on the number of shares of common stock outstanding, assuming the shares issued in the WTNH-TV Acquisition were issued on January 1, 1994, and the dilutive effect of common stock equivalents.

(3) "Broadcast cash flow", which is commonly used as a measure of performance of broadcast companies, is defined as operating income plus corporate expenses, depreciation and amortization, including both tangible and intangible assets and program rights and other non-cash items, less cash payments for program rights. Cash program payments represent cash payments for current program payables, and do not necessarily correspond to program usage. Broadcast cash flow does not purport to represent cash provided by operating activities, as reflected in the Company's consolidated statement of cash flow, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL FACTORS AFFECTING THE COMPANY'S BUSINESS

     The operating results of the Company depend primarily on advertising revenues which reflect the economic conditions of the markets in which the Company operates, the demographic makeup of those markets and the marketing strategy and efforts of the Company's stations in those markets. The Company experiences seasonal quarterly fluctuations in operating results with the fourth quarter of each year generally reporting the highest revenues due to advertisers' anticipation of higher consumer spending during the holiday season. The Company also experiences cyclical annual fluctuations in operating results due substantially to political spending in major election years such as 1994 and 1996. Years in which the Olympic Games are held also cause cyclical fluctuations in operating results depending on which network is carrying the Olympic coverage and which of the Company's stations are affiliated with that network. The Company's expenses are spread evenly throughout the year so that the fluctuation in operating results is generally related to the fluctuation in the revenue cycle.

     Stations in larger markets traditionally command higher revenues than stations in smaller markets due to a larger audience. Station KXAS-TV, in the Dallas-Fort Worth market, generates a substantial portion of the Company's net revenues. Approximately 34%, 36% and 45% of the Company's 1996, 1995, and 1994 net revenues, respectively, were attributable to KXAS-TV. A significant downturn in the economy of that station's market could substantially affect the operating results of the Company. The Company is also dependent on automotive-related advertising. Approximately 24% of the Company's gross advertising revenues for the years ended December 31, 1996 and 1995, and 21% for the year ended December 31, 1994, consisted of automotive advertising. A significant decrease in such advertising could materially and adversely effect the Company's operating results.

     Set forth below are the significant factors that contributed to the operating results of the Company for each of the three years in the period ended December 31, 1996. The 1994 results reported below, unless otherwise specifically stated, include station WTNH-TV only from the date of its acquisition by the Company (i.e., from December 28, 1994). The 1995 results reported below, unless otherwise specifically stated, include station WIVB-TV only from the date of its acquisition by the Company (i.e., from October 2, 1995). The following commentary should be read in conjunction with the Company's consolidated financial statements, the unaudited pro forma consolidated financial statements, and the notes thereto, presented elsewhere in this Form 10-K. The Spin-Off, the WTNH-TV and WIVB-TV Acquisitions, and, to a lesser extent, the operation of the Company's four LMAs, affect the year-to-year comparability of the Company's financial results reported below.

     This Annual Report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. When used in this Annual Report on Form 10-K the words "believes," "anticipated," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those forecast or projected in such forward-looking statements. These factors include, without limitation, the Company's outstanding indebtedness and substantial leverage, the restrictions imposed by the terms of the Company's indebtedness, the impact of significant competition from both over-the-air broadcast stations and programming alternatives such as cable television, wireless cable, in home satellite distribution service and pay-per-view and home video and entertainment services, the impact of new technologies and changes in FCC regulations, those factors set forth above and those set forth below under the caption "Certain Factors That May Affect Future Results". Readers are cautioned not to place undo reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

REVENUES

     Total net revenues consist of national and local time sales, net of sales adjustments and agency commissions, network compensation, barter revenues, revenue from the production of local commercials and sports programming, tower rental, Local Weather Station revenues, and cable retransmission income. Total net revenues increased approximately 26% for the year ended December 31, 1996 compared to the same period last year. Nearly 89% of the Company's total net revenues for 1996 were derived from net national and net local advertising time sales.

     The WIVB-TV Acquisition and the operation of the LMAs accounted for approximately $23.3 million of the net national and net local revenue increase for the year ended December 31, 1996. The Stations' advertising revenue increase for 1996 was also attributable to approximately $4.5 million in incremental revenues resulting from the telecast of the 1996 Summer Olympics on the NBC affiliated stations, which led to a more complete sale of inventory and increased advertising rates for those stations. The increase was also the result of strong political sales growth of approximately $7.2 million in 1996. Advertising revenue increases were also driven by the continued steady demand for television advertising time which began in 1994, reflecting strong economic activity in most of the Stations' markets.

     Increased network revenues of $3.4 million for the year ended December 31, 1996, also contributed to the total revenue increase. The Company negotiated a new network compensation agreement for the ABC affiliate station WTNH-TV in 1996 effective September 1995. WTNH-TV's network compensation increased $2.3 million in 1996 as a result of this new agreement. Network revenue also increased as a result of a full year of operations at station WIVB-TV.

     Other broadcast revenues increased $1.8 million for the year ended December 31, 1996 due substantially to increases in sports programming production, local spot production and Local Weather Station revenues. As a result of the acquisition of the Texas Rangers Baseball broadcast rights, the Company launched a new production facility to produce these on-air broadcasts. A substantial portion of the increase in other broadcast revenues resulted from this new production facility. Increased revenues from the Local Weather Station also contributed to the increase in other broadcast income. The Company provides the Local Weather Station to cable operators in all of its markets except New Haven-Hartford and Buffalo and presently intends to expand this service to additional markets in the future.

OPERATING EXPENSES

     Direct operating expenses for the year ended December 31, 1996 increased approximately 40% over the same period in 1995 due primarily to the WIVB-TV Acquisition, an increase in the amortization of sports programming rights, news expansion and a change in the syndicated/ barter programming mix. The increase in amortization of sports programming rights resulted from the acquisition of Texas Rangers Baseball in 1996. Due to the Company's continued emphasis on increasing its news presence, direct operating expenses at stations KXAS-TV and WTNH-TV increased approximately $1.7 million for the expansion of news coverage in those markets. To a lesser extent, direct operating expenses increased approximately $0.8 million as a result of increased barter programming at station WTNH-TV.

     Selling, general and administrative ("SG&A") expenses increased approximately 26% for the year ended December 31, 1996, compared to the same period in 1995. The increase was due to the WIVB-TV Acquisition, expenses associated with the new production facility, the operation of the LMAs and, to a lesser extent, to increased salespersons' commissions at most of the stations related to the net revenue increase in 1996. SG&A expenses also increased approximately $1.0 million in 1996 as a result of increased sales and promotional efforts at the Company's LMAs in order to increase their market presence.

     Corporate expenses are comprised primarily of costs associated with the centralized management of the stations. Corporate expenses increased approximately $1.2 million for the year ended December 31, 1996, compared to 1995, related primarily to expenses associated with the Company's continuing effort to actively explore acquisition opportunities.

     The amortization of programming rights, which reflects the expenses related to the acquisition of syndicated programming, features and specials purchased to air on the Company's television stations, for the year ended December 31, 1996 rose approximately $2.1 million comprised of a $1.3 million increase due to the WIVB-TV Acquisition coupled with a change in the syndicated/barter programming mix at WAVY-TV.

     Depreciation and the amortization of intangible assets increased $6.7 million for the year ended December 31, 1996, compared to the same period last year. This increase is primarily related to the WIVB-TV Acquisition. Excluding the WIVB-TV Acquisition, the Company has also experienced a $3.1 million increase in depreciation expense primarily as a result of capital expenditures aimed at maintaining a high quality on-air product at each of the Company's stations and, to a lesser extent, to the operation of the new production facility.

OPERATING INCOME

     For the reasons discussed above, the Company reported an increase in operating income of $14.1 million or approximately 17% for the year ended December 31, 1996, compared to the same period last year.

     Interest expense, comprised of interest payable on funds borrowed under the Company's long-term bank credit facility (the "Bank Credit Facility"), increased moderately for the year ended December 31, 1996, compared to the same period last year, due substantially to interest on the additional funds borrowed for the WIVB-TV Acquisition, offset by somewhat lower interest rates. See "Note 4 - Long Term Debt" of the Company's Consolidated Financial Statements.

     The Company's provision for income taxes increased approximately 22% for the year ended December 31, 1996, compared to the same period last year, due to higher income before taxes.

PRO FORMA

     The following discussion of results of operations for the year ended December 31, 1996, compared to the pro forma results for the same period in 1995 assumes the closing of the WIVB-TV Acquisition as of January 1, 1995.

     Net revenues increased approximately 17% for the year ended December 31, 1996, compared to pro forma net revenues for the same period in 1995, as a result of the same factors that increased the Company's actual net revenues for the year. Net revenues at station WIVB-TV remained relatively flat from year to year on a pro forma basis.

     Direct operating expenses increased approximately 28% for the year ended December 31, 1996, due to the factors discussed above in the Company's actual results of operations, coupled with an increase of approximately 24% at station WIVB-TV. The increase was due, substantially, to costs associated with news expansion and upgrading the technical facilities in 1996.

     SG&A expenses increased approximately 17% for the year ended December 31, 1996, compared to pro forma SG&A expenses for the same period in 1995, as a result of the factors that affected the Company's actual results for the associated periods. SG&A expenses at station WIVB-TV remained relatively flat from year to year on a pro forma basis.

     Corporate expenses for the year ended December 31, 1996 increased due to the same factors as discussed above in the Company's actual results of operations. The financial results of WIVB-TV do not include a comparable allocation of corporate expenses as a component of operating expenses.

     Amortization of program rights increased approximately 3% for the year ended December 31, 1996. This increase is due to the same factors discussed in the Company's actual results of operations, offset, in part, by a decrease of $0.4 million at station WIVB-TV due to a change in valuation of acquisition film products.

     Depreciation and amortization of intangible assets increased approximately 16% for the year ended December 31, 1996, compared to pro forma depreciation and amortization for the same period in 1995, primarily due to higher levels of property and equipment in service at all of the Company's stations, including WIVB-TV.

     For the reasons discussed above, the Company's operating income increased approximately 13% to $99.1 million for the year ended December 31, 1996, compared to pro forma results of $87.7 million for the same period last year.

     Interest expense for the year ended December 31, 1996 decreased due to the additional borrowings incurred for the WIVB-TV Acquisition being outstanding for the entire period at a lower effective interest rate than the Company experienced in the prior period.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

REVENUES

     Total net revenues increased approximately 44% for the year ended December 31, 1995 compared to the same period last year. The Stations' spot revenues grew, even when compared to strong political sales in 1994, as a result of increasing demand for advertising time, which led to a more complete sale of inventory and increased advertising rates. The WTNH-TV and WIVB-TV Acquisitions and the operation of the LMAs accounted for approximately 76% of the total net revenue increase for the year ended December 31, 1995.

     Increased network revenues of $10.9 million for the year ended December 31, 1995, also contributed to the total revenue increase. The new ten-year NBC network compensation agreement, as previously reported, and, to a lesser extent, the additional network revenue at stations WTNH-TV and WIVB-TV, account for this increase.

     Other broadcast income increased for the year ended December 31, 1995 due to increases in local spot production, rental income, and Local Weather Station revenues offset, in part, by increased rent expense. The $0.5 million increase in local spot production is attributable, substantially, to the WTNH-TV and WIVB-TV Acquisitions. Rental income, which is derived from the leasing of certain Stations' tower space to other broadcasters, increased $0.3 million for the year as a result of the WTNH-TV and WIVB-TV Acquisitions, and a full year of operations at KXTX-TV. Revenues from the Local Weather Station increased $0.3 million for the year, compared to 1994. The $1.0 million increase in rent expense is primarily attributable to the costs of operating the LMAs.

OPERATING EXPENSES

     Direct operating expenses for the year ended December 31, 1995 increased approximately 46% over the same period in 1994 due primarily to the WTNH-TV and WIVB-TV Acquisitions and the operation of the four LMAs. The increase in direct operating expenses was also attributable to a 1994 reversal of approximately $1.3 million in accrued music license fees. This reversal was the result of a settlement between the broadcasting industry and Broadcast Music Incorporated ("BMI") as to the level of music license payments from 1983 through 1994.

     SG&A expenses increased approximately 48% for the year ended December 31, 1995, compared to the same period in 1994. The increase was due to the WTNH-TV and WIVB-TV Acquisitions and the operation of the

LMAs and, to a lesser extent, to increased commissions at all stations except WAND-TV related to the net revenue increase in 1995. SG&A expenses also increased in 1995 due to increased sales and promotional efforts at stations KXAS-TV and KXAN-TV during the July and November sweeps in order to capitalize on the affiliation switches among competing stations in each of the respective markets.

     Total corporate expenses increased approximately $1.4 million for the year ended December 31, 1995, compared to 1994, related to additional corporate personnel and expenses associated with doing business as a public company.

     Amortization of program rights for the year ended December 31, 1995 rose approximately 70.%, comprised of a $2.6 million and $0.7 million increase due to the WTNH-TV and WIVB-TV Acquisitions, respectively, coupled with a $2.1 million increase due to the operation of the four LMAs, offset by a change in the syndicated/barter programming mix at KXAS-TV, and syndicated programming write-offs at WAVY-TV. As independents or Warner Brothers affiliates, the LMAs have substantially more syndicated programming than comparable network affiliated stations in the group.

     Depreciation and the amortization of intangible assets increased $8.3 million for the year ended December 31, 1995, compared to the same period in 1994. Substantially all of this increase is related to the WTNH-TV and WIVB-TV Acquisitions, and, to a lesser extent, to the operation of the two Texas LMAs, KXTX-TV and KNVA-TV. The Company has also experienced a $1.1 million increase in depreciation expense primarily as a result of 1995 capital expenditures aimed at maintaining a high quality on-air product at each of the Company's stations.

OPERATING INCOME

     For the reasons discussed above, the Company reported an increase in operating income of $21.0 million or approximately 33% for the year ended December 31, 1995, compared to the same period in 1994.

     Interest expense, comprised of interest payable on funds borrowed under the Company's Bank Credit Facility, increased approximately 95% for the year ended December 31, 1995, compared to the same period in 1994, due substantially to interest on the additional funds borrowed for the Spin-Off and WTNH-TV and WIVB-TV Acquisitions, coupled with somewhat higher interest rates.

     The Company's provision for income taxes increased for the year ended December 31, 1995, compared to the same period in 1994, due to higher income before taxes, offset, slightly, by a lower effective tax rate. Prior to the Spin-Off, the Company participated in a tax-sharing agreement with LIN Broadcasting pursuant to which the Company benefited from the allocation of a net operating loss carryforward of $140.5 million as of January 1, 1990. As a result, federal tax liabilities were deemed to be forgiven and were credited to paid-in capital through 1994. Since the Spin-Off, the Company is no longer a party to this tax-sharing agreement and, subsequently, is fully responsible for the payment of all related tax expenses.

PRO FORMA

     The following discussion of pro forma results of operations for the year ended December 31, 1995, compared to the same period in 1994 assumes the closing of both the WTNH-TV and WIVB-TV Acquisitions as of the beginning of 1994.

     Pro forma net revenues increased approximately 12% for the year ended December 31, 1995, compared to the same period in 1994, due to the same factors that increased the Company's actual net revenues for the year, coupled with an increase of approximately 5% in net revenues at station WIVB-TV, offset by a decrease of approximately 4% at station WTNH-TV. Network compensation at station WIVB-TV increased by $1.2 million from year to year on a pro forma basis. Prior to the WIVB-TV Acquisition the station negotiated a new long-term, 10-year network affiliation agreement that increased the compensation rate and provided for additional network programming. Pro forma net revenues at station WTNH-TV decreased in 1995 due to a reduction in revenues from political advertising in 1995 compared to 1994 (which was an election year), offset by a $0.6 million increase in net national and net local advertising revenues.

     Pro forma direct operating expenses increased approximately 19% for the year ended December 31, 1995, due to the factors discussed above in the Company's actual results of operations, coupled with approximately 7% and 38% increases at stations WIVB-TV and WTNH-TV, respectively. The increase at both stations was due, substantially, to increased costs in news and technical expenses related to increasing the scope of the station's on-air news product. Pro forma direct operating expenses also increased $1.0 million due to a non-recurring reversal of accrued music license fees in 1994 at station WTNH-TV.

     Pro forma SG&A expenses increased approximately 7% for the year ended December 31, 1995, compared to the same period in 1994, as a result of the factors that affected the Company's actual results for the associated periods, offset by a decrease of $3.0 million at station WTNH-TV related to non-recurring contractual settlements in 1994 resulting from the station's acquisition. SG&A expenses at station WIVB-TV remained relatively flat from year to year on a pro forma basis.

     Pro forma corporate expenses for the year ended December 31, 1995 increased $1.4 million over the same period in 1994, the same amount as is reflected in the actual results for the same period, due to the same factors as discussed previously. The financial results of WTNH-TV and WIVB-TV do not include a comparable allocation of corporate expenses as a component of operating expenses.

     Pro forma amortization of program rights increased approximately 10% for the year ended December 31, 1995. This increase is due to the same factors discussed in the Company's actual results of operations, offset, partially, by a $0.5 million decrease at station WTNH-TV due to contractual savings resulting from the acquisition.

     Pro forma depreciation and amortization of intangible assets increased approximately 8% for the year ended December 31, 1995, compared to the same period in 1994, primarily due to higher levels of property and equipment in service at all of the Company's stations, including WTNH-TV.

     For the reasons discussed above, the Company's pro forma operating income increased approximately 11% to $87.7 million for the year ended December 31, 1995, compared to pro forma results of $78.9 million for the same period in 1994.

     Pro forma interest expense for the year ended December 31, 1995 increased due to the additional borrowings incurred for both the WTNH-TV Acquisition and the WIVB-TV Acquisition being outstanding for the entire period at higher effective interest rates than the Company experienced in the prior period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     It is the Company's policy to carefully monitor the state of its business, cash requirements and capital structure. From time to time, the Company may enter into transactions pursuant to which debt is extinguished, including sales of assets or equity, joint ventures, reorganizations or recapitalizations. There can be no assurance that any such transactions will be undertaken or, if undertaken, will be favorable to stockholders. The Company's principal source of funds have historically been its operations and credit facilities.

     Net cash provided by operating activities totaled $66.1 million, $55.2 million, and $49.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in net cash provided by operating activities for the years ended December 31, 1996 and 1995, respectively, was due primarily to improved operating results, offset, in part, by an increase in amounts paid for interest, income taxes and program payments. Net cash used in investing activities decreased for the year ended December 31, 1996 due to costs related to the acquisitions in 1995. Net cash used in investing activities for the year ended December 31, 1995 decreased primarily due to the costs related to the acquisitions in 1994, offset by increased capital expenditures in 1995 to upgrade some of the stations' facilities. Net cash used in financing activities increased for the year ended December 31, 1996 as a result of reduced borrowings under the Bank Credit Facility and an increase in principal payments on long-term debt.

Net cash provided by financing activities for the year ended December 31, 1995, decreased as a result of reduced borrowings under the Bank Credit Facility, offset by a decrease in principal payments on long-term debt. As of December 31, 1996, the Company had a working capital surplus of $56.6 million compared to a surplus of $34.0 million in 1995, and a surplus of $7.3 million in 1994. The 1996 increase in working capital is attributable to improved cash flow and a reduction of programming liabilities. The 1995 increase was a result of an increase in accounts receivable, due substantially to the WTNH-TV and WIVB-TV Acquisitions, and a reduction in the current portion of the long-term debt.

     The Company continually evaluates its reserves for uncollectible accounts in light of the aging of its receivables, general economic conditions and, if appropriate, any specific information with respect to large creditors. Write-offs at the acquisition station WTNH-TV resulted in a decrease in the reserve for uncollectible amounts in 1996 and 1995.

     As a result of the WTNH-TV and WIVB-TV Acquisitions, the Company's intangible assets increased by approximately $310.0 million and is attributable to FCC licenses, network affiliations and goodwill.

     The Company's capital expenditures primarily include purchases of broadcasting equipment, studio equipment, vehicles and office equipment to improve the efficiency and quality of television broadcasting operations. The Company's capital expenditures for the full year of 1996 were $27.6 million, compared with $27.7 million in 1995. The Company anticipates that it will be able to meet its capital expenditure requirements with internally generated funds and borrowings under its Bank Credit Facility.

     In August 1996, the Company renegotiated the terms of its Bank Credit Facility primarily to reduce the interest rate attributable to outstanding debt. The Bank Credit Facility, as amended, permits the Company to borrow up to $600 million of an eight-year, reducing revolving credit facility (the "Facility"). The Company has indebtedness outstanding of $350 million and funds of $250 million available under the Facility as of December 31, 1996 (See Note 4 - "Long-Term Debt" in the Company's "Notes to the Consolidated Financial Statements").

     The commitment of the Facility will begin to reduce in semi-annual installments commencing June 30, 1999 such that the annual commitment reduction will be $15 million in 1999, $60 million per year in years 2000 through 2003, and the remaining $45 million in 2004. As of December 31, 1996, the Company would be required, in 2001, to begin making payments to the extent that the balance outstanding under the Facility exceeded the reduced commitment available and continue making semi-annual installments under the revolving facility through December 31, 2004, at which time the debt will be fully repaid. The Company is required to apply cash proceeds from certain sales of assets which are not reinvested in similar assets to the prepayment of loans. The Bank Credit Facility, as amended, also permits the Company to solicit commitments for an incremental $300 million, eight-year, reducing revolving credit facility (the "Incremental Facility"). Aggregate commitments to the Incremental Facility, if any, will reduce in eight equal semi-annual amounts beginning 2001 and ending 2004. The Company made principal payments of $37.0 million and $25.0 million in 1996 and 1995 respectively.

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

     The Company has never paid dividends on its common stock and has no present intention of paying dividends on its common stock in the foreseeable future. It has been the Company's policy to retain earnings in order to finance its business. In addition, the Bank Credit Facility restricts the Company from paying cash dividends. Any future dividends will be dependent upon the Company's results of operations, financial condition, capital requirements, restrictions imposed by any credit facility then in place and other factors which the Company's management and Board of Directors deem relevant.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

     In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (Statement 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairments are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying value. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996 and, to date, adoption has had no material impact on the Company's financial results.

     In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation (Statement 123), which provides an alternative to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25), in accounting for stock-based compensation issued to employees. Statement 123 allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion 25, Statement 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. These disclosure requirements are effective for fiscal years beginning after December 15, 1995, or upon initial adoption of the Statement, if earlier. The Company has elected to continue accounting for stock options under the provisions of Opinion 25.

INFLATION
---------

     The Company believes that its businesses are affected by inflation to an extent no greater than other businesses are generally affected.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

     The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

Outstanding Indebtedness and Substantial Leverage. The Company has, and will continue to have, consolidated indebtedness that is substantial in relation to its total stockholders' equity.

     In August 1996, the Company renegotiated the terms of its long-term bank credit facility (the "Bank Credit Facility") primarily to reduce the interest attributable to outstanding debt. The Bank Credit Facility, as amended, permits the Company to borrow up to $600 million of an eight-year, reducing revolving credit facility. The Company had outstanding indebtedness as of December 31, 1996 of $350 million under the Bank Credit Facility. The
Company is required to repay the indebtedness outstanding through semi-annual installments under the revolving facility, commencing on December 31, 2001 and continuing through December 31, 2004, at which time the debt will be fully repaid. The Company is required to apply cash proceeds from certain sales of assets which are not reinvested in similar assets and excess cash flow to the prepayment of loans. The Bank Credit Facility, as amended, also permits the Company to solicit commitments for an incremental $300 million, eight-year, reducing revolving credit facility (the "Incremental Facility"). Aggregate commitments to the Incremental Facility, if any, will reduce in eight equal semi-annual amounts beginning 2001 and ending 2004.

     The Company has and will continue to have significant cash interest expense relating to the Bank Credit Facility, and a significant amount of the Company's cash flow will be required to service its debt. The Company, on a consolidated basis, reported interest expense of $26.6 million for the year ended December 31, 1996.

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

Restrictions Imposed by the Terms of Indebtedness. The Bank Credit Facility contains covenants restricting or limiting certain activities, including (i) acquisitions and investments, (ii) incurrence of debt, (iii) distributions and dividends to stockholders, (iv) mergers and sales of assets, (v) prepayments and subordinated indebtedness, and (vi) creations of liens. As security under the Bank Credit Facility, the Company has given a negative pledge on the assets and capital stock of each of its subsidiaries, which own all of the Company's television properties. Such subsidiaries are restricted from making certain distributions or payments to the Company. Under the Bank Credit Facility, the Company must remain in compliance with a series of financial covenants, which compare the levels of the company's indebtedness to its cash flows as of the end of each quarter. The Company's ability to meet these financial ratios and financial condition tests can be affected by events beyond its control, and there can be no assurance that the Company will meet those tests. As of December 31, 1996, the Company was in compliance with all covenants. The breach of any of these covenants could result in a default under the Bank Credit Agreement. In addition, an event of default will occur if any person or group other than AT&T Wireless acquires the ability to elect a majority of the members of the Company's Board, absent the consent of lenders holding a majority of the principal balance outstanding. In the event of a default under the Bank Credit Facility, the lenders could seek to declare all amounts outstanding under the Bank Credit Facility, together with accrued and unpaid interest, to be immediately due and payable. If the Company were unable to repay those amounts, the lenders under the Bank Credit Facility could proceed against the collateral granted to them to secure that indebtedness. If the indebtedness under the Bank Credit Facility were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full that indebtedness and the other indebtedness of the Company. Substantially all of the assets of the Company and its Subsidiaries are pledged as security under the Bank Credit Facility.

Dependence Upon Key Personnel. The Company believes that its success will continue to be dependent upon its ability to attract and retain skilled managers and other personnel, including its present officers, regional directors and general managers. The loss of the services of the Company's President and Chief Executive Officer, Gary R. Chapman, may have a material adverse effect on the operations of the Company.

Growth through Acquisitions; Future Capital Requirements. The Company intends to actively explore strategic opportunities for the acquisition of additional broadcast properties. Inherent in any future acquisitions are certain risks such as increasing leverage and debt service requirements and combining company cultures and facilities which could have a material adverse effect on the Company's operating results, particularly during the period immediately following such acquisitions. Additional debt or capital may be required to complete future acquisitions, and there can be no assurance the Company will be able to obtain such financing or raise the required capital.

Dependence on Certain External Factors. The Company's operating results are primarily dependent on advertising revenues which, in turn, depend on national and local economic conditions, the relative popularity of the Company's programming, the demographic characteristics of the Company's markets, the activities of competitors and other factors which are outside the Company's control. The television industry is cyclical in nature, and the Company's revenues could be adversely affected by a future local, regional or national recessionary environment.

Reliance on Programming. The Company's most significant operating cost is syndicated programming. There can be no assurance that the Company will not be exposed in the future to increased syndicated programming costs which may adversely affect the Company's operating results. Acquisition of program rights are often made two or three years in advance, making it difficult to accurately predict how a program will perform. In some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs that increase station operating costs.

Certain Affiliation Agreements. Three of the Company's existing owned and operated stations are affiliated with NBC, three with CBS, and two with ABC. Each of these networks generally provide these stations with up to 22 hours of prime time programming per week. In return, the stations broadcast network-inserted commercials in these programs. Although network affiliates generally have achieved higher ratings than unaffiliated independent stations in the same market, there can be no assurance as to the future success of each network's programming or the continuation of such programming. The Company's network affiliation agreements are subject to termination by such networks under certain circumstances. The Company believes it presently enjoys a good relationship with each of the three networks. However, there can be no assurance that such affiliation agreements will remain in place or that each network will continue to provide programming to affiliates on the same basis that currently exists. The non-renewal or termination of a network affiliation agreement could have a material adverse effect on the Company's operations.

Competition. The television broadcasting industry is highly competitive and is undergoing a period of consolidation and significant change. Many of the Company's current and potential competitors have significantly greater financial, marketing, programming and broadcasting resources than the Company. Technological innovation and the resulting proliferation of programming alternatives, such as cable television, wireless cable, in home satellite-to-home distribution services, pay-per- view and home video and entertainment systems, have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to new types of competition.

     The Company's stations face strong competition for market share and advertising revenues in their respective markets from other local free over-the-air broadcast stations, cable television, over-the-air wireless cable television, radio stations, newspapers, periodicals and other entertainment media. Some competitors are part of larger companies with greater resources than the Company. In addition, the FCC has adopted rules which permit telephone companies to provide video services to homes on a common-carrier basis, and proposed legislation could relax or repeal the telephone cable ownership prohibition for all systems.

Impact of New Technologies. The Federal Communications Commission (the "FCC") has proposed the adoption of rules for implementing Advanced Television ("ATV") in the United States. Implementation of ATV will improve the technical quality of over-the-air broadcast television. Under certain circumstances, however, conversion to ATV operations may reduce a station's geographical coverage area. The FCC is considering an implementation proposal that would allot a second broadcast channel to each regular commercial television station for ATV operation. Stations would be required to phase in their ATV operations on the second channel, with a three-year period to build necessary ATV facilities and a consecutive three-year period in which to begin operations. Such stations would be required to surrender their non-ATV channel 15 years after the commencement of the first three-year period. Implementation of ATV will impose additional costs on television stations providing the new service due to increased equipment costs. The Company estimates that the adoption of ATV would require average capital expenditures of approximately $2 million per Station to provide facilities necessary to pass along an ATV signal. The conversion of a Station's equipment enabling it, for example, to produce and transmit ATV programming would be substantially more expensive. The introduction of this new technology will require that consumers purchase new receivers (television sets) for ATV signals or, if available by that time, adapters for their existing receivers. The FCC has also proposed to assign to full-power ATV stations the channels currently occupied by LPTVs, which could adversely affect the Company's LPTV channels. The Company believes that it is essential to the long-term viability of the Company and the broadcast industry that the FCC authorize ATV in the United States, but the Company cannot otherwise predict when such authorization might be given or the precise effect such authorization might have on the Company's business.

     Budget legislation has been proposed in both the House and Senate which would require the FCC to raise revenue for the federal government by auctioning radio frequencies in bands which encompass those currently licensed for use by broadcasters, including those channels used for "auxiliary" purposes, such as remote pickups in electronic news gathering and studio-to-transmitter links, and which would require immediate auctioning of ATV spectrum or accelerated give-back by broadcasters of their existing analog channels.

     Further advances in technology may also increase competition for household audiences and advertisers. The video compression techniques now under development for use with current cable television channels or direct broadcast satellites which do not carry local television signals (some of which commenced operation in 1994) are expected to reduce the bandwidth which is required for television signal transmission. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized "niche" programming. This ability to reach a very defined audience may alter the competitive dynamics for advertising expenditures. The Company is unable to predict the effect that technological changes will have on the broadcast television industry or the future results of the Company's operations.

Governmental Regulations. The broadcasting industry is subject to regulation by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). Approval by the FCC is required for the issuance, renewal and assignment of station operating licenses and the transfer of control of station licensees. In particular, the Company's business will be dependent upon its continuing to hold television broadcast licenses from the FCC that are issued for maximum terms of five years. While in the vast majority of cases such licenses are renewed by the FCC, there can be no assurance that the Company's licenses or the licenses owned by the owner-operators of the stations with which the Company has LMAs will be renewed at their expiration dates. All of the Company's stations are presently operating under regular five-year FCC licenses.

Control by Principal Shareholder; Private Market Value Guarantee. AT&T, through its indirect wholly owned subsidiary AT&T Wireless, holds approximately 45.4% of the outstanding Common Stock. The Company, AT&T Wireless and CICC have entered into a Stockholders Agreement pursuant to which the parties have agreed to take all necessary action to cause the Company's Board of Directors to consist of 10 members, six of whom will be designated by AT&T Wireless so long as AT&T Wireless beneficially owns at least 25% of the outstanding Common Stock, one of whom will be designated by CICC so long as CICC holds at least 3 1/2% of the outstanding Common Stock and three of whom will be independent directors in accordance with the PMVG (as defined below). As a result of the Stockholders Agreement, AT&T, through AT&T Wireless, controls the election of a majority of the Board of Directors and the direction of the affairs of the Company.

     The Company and AT&T Wireless have entered into a Private Market Value Guarantee (the "PMVG"), which places certain obligations on AT&T Wireless for the benefit of the Company's stockholders other than AT&T Wireless and its affiliates. Under the PMVG, AT&T Wireless may, under certain circumstances and subject to approval by the Company's stockholders (other than AT&T Wireless), offer to acquire the remaining publicly owned shares of the Company's Common Stock in 1998 for their "private market value," as then determined pursuant to an appraisal process. If AT&T Wireless does not agree to acquire such remaining shares, the Company will be offered for sale in its entirety in a manner intended to maximize stockholder value. There is no assurance that AT&T Wireless will agree to acquire shares of the Company's Common Stock for private market value. If AT&T Wireless does not offer to acquire such shares, there is no assurance that the Company will be sold in its entirety or, if sold, that the consideration obtained will be considered favorable by holders of shares of the Company's Common Stock. The obligations of AT&T Wireless under the PMVG remains in effect so long as AT&T Wireless and its affiliates (other than the Company) beneficially own in the aggregate at least 25% of the outstanding shares of the Company's Common Stock or AT&T Wireless designees constitute a majority of the Company's Board of Directors.

     On December 9, 1996, AT&T issued a press release stating that AT&T will review its investment in the Company and will evaluate alternatives which could result in the disposition, either through private or public sales of some or all of the shares of the Company's Common Stock held by AT&T Wireless.

Volatility of Stock Price and Depth of Trading Market. The Common Stock is traded on the Nasdaq National Market. The stock market in general and the market price of the Common Stock, like the shares of many other companies, has been and may continue to be volatile and experience significant price fluctuations. These broad market and industry fluctuations may adversely affect the market price of the Common Stock. Factors such as changes in government regulations and general conditions in the industry may have a significant impact on the market price of the Common Stock. In addition, the market price of the Common Stock may be affected by quarterly fluctuations in the Company's results of operations, which may be expected to occur due to the seasonality of advertisers' purchases of advertising time.

Multiple Ownership Rules and Effect on LMAs. The FCC has initiated rulemaking proceedings to consider proposals to relax its television ownership restrictions, including proposals that would permit the ownership, in some circumstances, of two television stations with overlapping service areas. The FCC may also consider in these proceedings whether to adopt new restrictions on television LMAs. The "duopoly" rules currently prevent the Company from acquiring the FCC licenses of its LMA stations, thereby preventing the Company from directly fulfilling its obligations under put options that such LMA stations have with the Company. If the Company should be unable to fulfill its obligation under a put option, it would be required to find an assignee who could perform such obligation. There is no assurance that the Company could find an assignee to fulfill the Company's obligations under the put options on favorable terms. Under the Telecommunications Act of 1996, the Company's LMAs were "grandfathered." The precise extent to which the FCC may nevertheless restrict existing LMAs or make them attributable ownership interests is uncertain. In the rulemaking, the FCC has proposed, for example, to make LMAs fully attributable ownership interests and thus prohibited unless the two stations would qualify for dual ownership under certain specified criteria (e.g., VHF-UHF or UHF-UHF combinations; start-up stations; failed or failing stations) on a case-by-case basis. "Grandfathering" rights for current LMAs which do not qualify for conversion to ownership would be limited to fulfilling the current lease term, with renewal rights and transferability rights eliminated. The Company's LMAs all involve leased stations which are UHF stations and which were either start-up stations or existing stations which were failing financially and would appear to qualify for conversion to ownership under the proposed standards. Nevertheless, it is possible that the FCC could deny the Company the ability to convert its LMAs to full ownership or require the Company to modify its LMAs in ways which impair their viability. Further, if the FCC were to find that the licensee of one of the Company's LMA stations failed to maintain control over their operations, the licensee of the LMA station and/or the Company could be fined. The Company is unable to predict the ultimate outcome of possible changes to these FCC rules and the impact such FCC rules may have on its broadcasting operations.

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

     Dividend Restriction. The terms of the Company's Bank Credit Facility restrict the Company from paying dividends on its Common Stock. The Company does not expect to pay dividends on its Common Stock in the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements and supplementary data, together with the report of Ernst & Young LLP, independent auditors, are included elsewhere herein. Reference is made to the "Index to Financial Statements" immediately preceding page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated by reference the information in the Company's Proxy Statement relating to its 1996 annual meeting of stockholders, a copy of which will be filed with the Commission no later than 120 days after the end of 1996 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference the information in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements Filed
         - Report of Ernst & Young LLP, Independent Auditors
         - Consolidated Balance Sheets at December 31, 1996 and 1995
         - Consolidated Statements of Income for the Years Ended December 31, 1996, 1995, and 1994
         - Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995, and 1994
         - Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995, and 1994
         - Notes to the Consolidated Statements

(a)(2)   Financial Statement Schedules Filed

         I -Condensed Financial Information of Registrant
         II-Valuation of Qualifying Accounts for Fiscal Years Ended December 31,
            1996, 1995, and 1994

     All other schedules have been omitted because the information is not required or is not applicable, or because the information required is included in the financial statements or the notes thereto.

(a)(3)   Exhibits

     Exhibit No.                                    Description of Exhibit
     -----------      -----------------------------------------------------------------------------------

           * 3.1  --  Restated Certificate of Incorporation of the Registrant.

           * 3.2  --  Restated Bylaws of the Registrant.

           *10.1  --  LIN Television Corporation Amended and Restated 1994 Stock Incentive Plan.

           *10.2  --  LIN Television Corporation 1994 Adjustment Stock Incentive Plan.

           *10.3  --  LIN Television Corporation 1994 Nonemployee Director Stock Incentive Plan.

           *10.4  --  LIN Television Corporation Employee Stock Purchase Plan.

           *10.5  --  Supplemental Benefit Retirement Plan of LIN Television Corporation
                      and Subsidiary Companies, as amended and restated.

           *10.6  --  LIN Television Corporation Profit Sharing Plan, as amended and restated.

           *10.7  --  LIN Television Corporation Retirement Plan, as amended and restated.

           *10.8  --  LIN Television Corporation 401(k) Plan and Trust.

           *10.9  --  Television Affiliation Agreement for WAND-TV with American Broadcasting
                      Companies, Inc., dated February 8, 1990 as amended.

           *10.10 --  Television Affiliation Agreement for WANE-TV with CBS, Inc., dated November 1, 1992.

           *10.11 --  Television Affiliation Agreement for WISH-TV with CBS, Inc., dated November 1, 1992, as amended.


           *10.12 --  Television Affiliation Agreement for WTNH-TV with American Broadcasting
                      Companies, Inc., dated February 17, 1993, as amended.

         ***10.13 --  Television Affiliation Agreement for KXAS-TV with the National Broadcasting
                      Company, Inc., dated April 12, 1995.

         ***10.14 --  Television Affiliation Agreement for KXAN-TV with National Broadcasting
                      Company, Inc., dated April 12, 1995.

         ***10.15 --  Amendments to Television Affiliation Agreements for KXAS-TV and KXAN-TV with
                      National Broadcasting Company, Inc., dated April 12, 1995.

         ***10.16 --  Television Affiliation Agreement for WOOD-TV with National Broadcasting
                      Company, Inc., dated April 12, 1995.

         ***10.17 --  Television Affiliation Agreement for WAVY-TV with National Broadcasting
                      Company, Inc., dated April 12, 1995.

         ***10.18 --  Amendment to Television Affiliation Agreement for WAVY-TV with National
                      Broadcasting Company, Inc., dated April 12, 1995.

            10.19 --  LIN Television Corporation Stockholders Agreement among the Company, McCaw
                      Cellular Communications, Inc. and Cook Inlet Communications Corp., dated as of
                      December 28, 1994 (incorporated by reference to Exhibit 99.7 to the LIN Broadcasting
                      Corporation's Report on Form 8-K dated December 28, 1994).

           *10.20 --  Credit Agreement dated November 30, 1994 among LWWI Broadcasting, Inc., LIN
                      Television Corporation, Barclays Bank, PLC, Nations Bank of Texas, N.A., The
                      Bank of Nova Scotia, The Bank of New York, The Chase Manhattan Bank, N.A.,
                      Citicorp Securities, Inc., Toronto-Dominion (New York), Inc. and Toronto-Dominion
                      (Texas), Inc.

          **10.21 --  Registration Rights Agreement dated December 28, 1994 between LIN Television
                      Corporation and Cook Inlet Communications Corp., as amended.

            10.22 --  Amendment No. 1 dated as of December 29, 1995 to the Credit Agreement dated as of November 30, 1994 among LWWI Broadcasting, Inc., LIN Television
                      Corporation, Barclays Bank, PLC, Nations Bank of Texas, N.A., The Bank of Nova
                      Scotia, The Bank of New York, The Chase Manhattan Bank, N.A., Citicorp Securities,
                      Inc., Toronto-Dominion (New York), Inc. and Toronto-Dominion (Texas), Inc.
                      (incorporated by reference to Exhibit 10.23 to the LIN Television Corporation's Report on
                      Form 10-K for the year ended December 31, 1995).

            10.23 --  Severance Compensation Agreement dated as of September 5, 1996, between LIN
                      Television Corporation and Gary R. Chapman (incorporated by reference to Exhibit
                      10.24 to the LIN Television Corporation's Report on Form 10-Q dated November 12,
                      1996).

            10.24 --  Employment Agreement dated as of September 5, 1996, between LIN Television
                      Corporation and Gary R. Chapman (incorporated by reference to Exhibit 10.25 to the LIN
                      Television Corporation's Report on Form 10-Q dated November 12, 1996).

            10.25 --  Severance Compensation Agreement dated as of September 5, 1996, between LIN
                      Television Corporation and Deborah R. Jacobson (incorporated by reference to Exhibit
                      10.26 to the LIN Television Corporation's Report on Form 10-Q dated November 12,
                      1996).

            10.26 --  Severance Compensation Agreement dated as of September 5, 1996, between LIN
                      Television Corporation and Paul Karpowicz (incorporated by reference to Exhibit 10.27 to the LIN Television Corporation's Report on Form 10-Q dated November 12, 1996).

            10.27 --  Severance Compensation Agreement dated as of September 5, 1996, between LIN
                      Television Corporation and C. Robert Ogren, Jr (incorporated by reference to Exhibit
                      10.28 to the LIN Television Corporation's Report on Form 10-Q dated November 12,
                      1996).

            10.28 --  Severance Compensation Agreement dated as of September 5, 1996, between LIN
                      Television Corporation and Gregory M. Schmidt (incorporated by reference to Exhibit
                      10.29 to the LIN Television Corporation's Report on Form 10-Q dated November 12,
                      1996).

            10.29 --  Credit Agreement dated as of November 30, 1994 as amended and restated as of
                      September 26, 1996 among LWWI Broadcasting, Inc., LIN Television      Corporation,
                      Barclays Bank, PLC, Nations Bank of Texas, N.A., The Bank of Nova     Scotia, The Bank
                      of New York, The Chase Manhattan Bank, N.A., Citicorp Securities, Inc., Toronto-
                      Dominion (New York), Inc. and Toronto-Dominion (Texas), Inc. (incorporated by reference to Exhibit 10.30 to the LIN Television Corporation's Report on Form 10-Q dated
                      November 12, 1996).

            11.1  --  Statement re: Computation of Earnings Per Share

          **21.1  --  Subsidiaries of LIN Television Corporation.

            23.1  --  Consent of Ernst & Young LLP.

            24    --  Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)

            27    --  Financial Data Schedule

------------------

  * Incorporated by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation, File No. 33-84718.

 ** Incorporated by reference to the Registration Statement on Form S-1 of LIN Television Corporation, File No. 33-98702.

*** Incorporated by reference to the Registrant's 10-Q filed with the SEC on May 15, 1995, File No. 0-2481.


(b)  Reports on Form 8-K

     No report on form 8-K was filed by the registrant during the quarter ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Providence, Rhode Island, on the 21st day of March, 1997.

                                    LIN TELEVISION CORPORATION

                                    By: /s/ Gary R. Chapman
                                        -------------------------------------
                                        Gary R. Chapman
                                        President and Chief Executive Officer

                        POWER OF ATTORNEY AND SIGNATURES


     We, the undersigned officers and directors of LIN Television Corporation, hereby severally constitute and appoint Gary R. Chapman, Peter E. Maloney, Gregory M. Schmidt, David Sylvester and Thomas S. Ward, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith, and generally to do all such things in our names and behalf in our capacities as officers and directors to enable LIN Television Corporation, to comply with the provisions of the Securities Act of 1933, as amended, and the requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K.


     Pursuant to the requirements of the Securities Act of 1933, this Annual
Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.


     Signature                                           Title                                       Date
     ---------                                           -----                                       ----

/s/ Gary R. Chapman                    President, Chief Executive Officer, and Director          March 5, 1997
--------------------------             (Principal Executive Officer)
Gary R. Chapman

/s/ Peter E. Maloney                   Vice President of Finance                                 March 4, 1997
--------------------------             (Principal Financial Officer)
Peter E. Maloney

/s/ Beverly Key                        Controller                                                March 5, 1997
--------------------------             (Principal Accounting Officer)
Beverly Key

/s/ Dennis J. Carey                    Chairman of the Board of Directors                        March 11, 1997
--------------------------
Dennis J. Carey

/s/ Richard S. Bodman                  Director                                                  March 10, 1997
--------------------------
Richard S. Bodman

/s/ James D. Daniell                   Director                                                  March 10, 1997
--------------------------
James D. Daniell

/s/ Errol A. Harris                    Director                                                  March 10, 1997
--------------------------
Errol A. Harris

/s/ Roy Huhndorf                       Director                                                  March 5, 1997
--------------------------
Roy Huhndorf

/s/ William G. Herbster                Director                                                  March 5, 1997
--------------------------
William G. Herbster

/s/ Wilma H. Jordan                    Director                                                  March 5, 1997
--------------------------
Wilma H. Jordan

/s/ Richard W. Kislik                  Director                                                  March 10, 1997
--------------------------
Richard W. Kislik

/s/ Gary A. Swenson                    Director                                                  March 11, 1997
--------------------------
Gary A. Swenson





INDEX TO FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors...............................    F-1
Consolidated Balance Sheets.....................................................    F-2
Consolidated Statements of Income...............................................    F-3
Consolidated Statements of Stockholders' Equity ................................    F-4
Consolidated Statements of Cash Flows...........................................    F-5
Notes to the Consolidated Financial Statements..................................    F-6
Financial Statement Schedules
  I -Condensed Financial Information of Registrant..............................    S-1
 II -Valuation and Qualifying Accounts for the Years Ended
     December 31, 1996, 1995, and 1994..........................................    S-5


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
LIN Television Corporation

We have audited the accompanying consolidated balance sheets of LIN Television Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index at Item 14 (a) (2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LIN Television Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




Fort Worth, Texas
January 17, 1997

                           LIN TELEVISION CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


ASSETS                                                       December 31,
                                                          1996         1995
                                                      ------------------------
Current assets:
   Cash and cash equivalents                          $  27,952      $  18,025
   Accounts receivable, less allowance for
     doubtful accounts (1996-$1,960; 1995-$1,964)        52,666         50,732
   Program rights                                        10,133         10,218
   Other current assets                                   6,675          7,076
                                                      ------------------------
Total current assets                                     97,426         86,051

Property and equipment, less accumulated
   depreciation                                         106,441         95,570
Program rights and other noncurrent assets               10,427         12,433
Equity in joint venture                                     505            500
Intangible assets, less accumulated
   amortization (1996-$59,348; 1995-$47,791)            381,145        392,702
                                                      ------------------------
Total assets                                          $ 595,944      $ 587,256
                                                      ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $   7,593      $   9,198
   Program obligations                                   10,724         12,651
   Accrued income taxes                                   2,518          8,461
   Other accruals                                        20,023         21,725
                                                      ------------------------
Total current liabilities                                40,858         52,035

Long-term debt                                          350,000        387,000
Deferred income taxes                                    64,211         57,811
Other noncurrent liabilities                              2,427          3,976

Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 15,000,000
     Issued and outstanding shares - none                  --             --
   Common stock, $0.01 par value:
     Authorized shares - 90,000,000
     Issued and outstanding shares -
       1996-29,717,000;1995-29,489,000                      297            295
   Additional paid-in capital                           276,997        271,446
   Accumulated deficit                                 (138,846)      (185,307)
                                                      ------------------------
Total stockholders' equity                              138,448         86,434
                                                      ------------------------
Total liabilities and stockholders' equity            $ 595,944      $ 587,256
                                                      ========================




                             See accompanying notes.

                           LIN TELEVISION CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                   Year Ended December 31,

                                             1996          1995          1994
                                           ------------------------------------

Net revenues                               $273,367      $217,247      $150,523

Operating costs and expenses:
   Direct operating                          68,954        49,342        33,859
   Selling, general & administrative         59,974        47,646        32,142
   Corporate                                  6,998         5,747         4,330
   Amortization of program rights            14,464        12,357         7,274
   Depreciation and amortization
      of intangible assets                   23,817        17,127         8,849
                                           ------------------------------------
Total operating costs and expenses          174,207       132,219        86,454
                                           ------------------------------------

Operating income                             99,160        85,028        64,069

Other (income) expense:
   Interest expense                          26,582        26,262        13,451
   Investment income                         (1,354)       (1,258)         (813)
   Other expense                               --             320           520
   Equity in loss of joint venture              995          --            --
                                           ------------------------------------
Total other expense                          26,223        25,324        13,158
                                           ------------------------------------

Income before provision for
   income taxes and extraordinary item       72,937        59,704        50,911
Provision for income taxes                   26,476        21,674        19,726
                                           ------------------------------------

Income before extraordinary item             46,461        38,030        31,185
Extraordinary item: loss on
   extinguishment of debt, net of
   income tax benefit of $1,575                --            --          (2,925)
                                           ------------------------------------

Net income                                 $ 46,461      $ 38,030      $ 28,260
                                           ====================================

Net income per share:
   Income before extraordinary item        $   1.54      $   1.28      $   1.19
   Extraordinary loss, net of income
      tax benefit                              --            --           (0.11)
                                           ------------------------------------

   Net income                              $   1.54      $   1.28      $   1.08
                                           ====================================

Weighted average shares outstanding          30,120        29,757        26,136
                                           ====================================




                             See accompanying notes.

                           LIN TELEVISION CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                                             Total
                                                                             Additional                   Stockholders'
                                                      Common Stock            Paid-in       Accumulated      Equity
                                                   Shares       Amount        Capital         Deficit       (Deficit)
                                                   --------------------------------------------------------------------
Balance at January 1, 1994                         25,816         $258       $152,177       $(251,550)      $(99,115)
   Net income                                                       --             --          28,260         28,260
   LIN Broadcasting corporate service
     charges contributed to capital                                 --          3,752              --          3,752
   Forgiveness of intercompany taxes
     payable to LIN Broadcasting                                    --         24,796              --         24,796
   Proceeds from exercises of stock options             9           --            116              --            116
Contribution of capital                                             --            547             (47)           500
Acquisition of station WTNH-TV                      3,358           34         81,817              --         81,851
                                                   -----------------------------------------------------------------
Balance at December 31, 1994                       29,183          292        263,205        (223,337)        40,160
   Net income                                                       --             --          38,030         38,030
   Proceeds from exercises of stock options
     and issuance of Employee Stock
     Purchase Plan shares                             306            3          5,144              --          5,147
   Adjustment of prior year LIN
     Broadcasting corporate service charges                         --           (365)             --           (365)
   Tax benefit from exercises of stock
     options                                                        --          3,462              --          3,462
                                                   -----------------------------------------------------------------
Balance at December 31, 1995                       29,489         $295       $271,446       $(185,307)      $ 86,434
   Net income                                                       --            --           46,461         46,461
   Proceeds from exercises of stock options
     and issuance of Employee Stock
     Purchase Plan shares                             228            2          4,800              --          4,802
   Tax benefit from exercises of stock
     options                                                        --            751              --            751
                                                   -----------------------------------------------------------------
Balance at December 31, 1996                       29,717         $297       $276,997       $(138,846)      $138,448
                                                   =================================================================




                             See accompanying notes.

                           LIN TELEVISION CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              Year Ended December 31,
                                                                         1996          1995           1994
                                                                      --------------------------------------
OPERATING ACTIVITIES
Net income                                                            $ 46,461         38,030      $  28,260
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization (includes amortization of
        financing costs)                                                24,818         18,242         10,041
    Extraordinary loss on extinguishment of debt                            --             --          2,925
    LIN Broadcasting corporate service charges forgiven                     --           (365)         4,252
    Federal income taxes forgiven                                           --             --         24,796
    Tax benefit from exercises of stock options                            751          3,462             --
    Deferred income taxes                                                3,127          2,719         (9,769)
    Amortization of program rights                                      14,464         12,357          7,274
    Program payments                                                   (15,536)       (14,311)        (8,387)
    Equity in joint venture                                                 (5)          (500)
    Changes in operating assets and liabilities:
      Accounts receivable                                               (1,934)        (4,954)        (5,106)
      Other assets                                                        (377)        (3,148)        (3,729)
      Liabilities                                                       (5,703)         3,676           (903)
                                                                      --------------------------------------
    Total adjustments                                                   19,605         17,178         21,394
                                                                      --------------------------------------
Net cash provided by operating activities                               66,066         55,208         49,654

INVESTING ACTIVITIES
Capital expenditures                                                   (27,557)       (27,715)       (20,406)
Acquisitions                                                                --        (97,563)      (120,234)
Local Marketing Agreement expenditures                                      --         (2,001)        (1,619)
Asset dispositions                                                       4,426            388             91
                                                                      --------------------------------------
Net cash used in investing activities                                  (23,131)      (126,891)      (142,168)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and sale
    of Employee Stock Purchase Plan shares                               4,802          5,147            116
Principal payments on long-term debt                                   (37,000)       (25,000)      (222,088)
Proceeds from long-term debt                                                --         92,000        320,000
Purchase of interest rate caps                                              --           (346)            --
Loan fees incurred on long-term debt                                      (810)            --         (7,068)
                                                                      --------------------------------------
Net cash provided by (used in) financing activities                    (33,008)        71,801         90,960
                                                                      --------------------------------------
Net increase (decrease) in cash and cash equivalents                     9,927            118         (1,554)
Cash and cash equivalents at beginning of the year                      18,025         17,907         19,461
                                                                      --------------------------------------
Cash and cash equivalents at end of the year                          $ 27,952      $  18,025      $  17,907
                                                                      ======================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
    Interest                                                          $ 28,866      $  21,733      $  12,073
    Income taxes                                                      $ 25,285      $  14,175      $   4,605
Noncash investing and financing activity:
    Common stock issued to purchase WTNH-TV                           $     --      $      --      $  81,851


                             See accompanying notes.

                        LIN TELEVISION CORPORATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company owns and operates eight network-affiliated television stations, including five in the forty largest domestic television markets. Additional programming outlets are served through programming and marketing services provided to four other stations pursuant to local marketing agreements and through operation of low-power television stations and satellite broadcasting facilities. The Company, with its predecessors, has been engaged in commercial television broadcasting since 1966.

Stations in larger markets traditionally command higher revenues than stations in smaller markets due to a larger audience. Station KXAS-TV, in the Dallas-Fort Worth market, generates a substantial portion of the Company's net revenues. Approximately 34%, 36% and 45% of the Company's 1996, 1995, and 1994 net revenues, respectively, were attributable to KXAS-TV. A significant downturn in the economy of that station's market could substantially affect the operating results of the Company. The Company is also dependent on automotive-related advertising. Approximately 24% of the Company's gross advertising revenues for the years ended December 31, 1996 and 1995, and 21% for the year ended December 31, 1994, consisted of automotive advertising. A significant decrease in such advertising could materially effect the Company's operating results.

The Company currently owns the following network-affiliated television broadcasting stations:

Station and Location                                           Channel     Network Affiliation
----------------------------------------------------------------------------------------------

KXAS-TV, Fort Worth-Dallas, TX                                 5 (VHF)              NBC
WISH-TV, Indianapolis, IN                                      8 (VHF)              CBS
WTNH-TV, New Haven-Hartford, CT                                8 (VHF)              ABC
WIVB-TV, Buffalo, NY                                           4 (VHF)              CBS
WAVY-TV, Portsmouth-Norfolk, VA                               10 (VHF)              NBC
KXAN-TV, Austin, TX                                           36 (UHF)              NBC
WAND-TV, Decatur, IL                                          17 (UHF)              ABC
WANE-TV, Fort Wayne, IN                                       15 (UHF)              CBS

The Company also provides programming and marketing services to the following stations pursuant to Local Marketing Agreements ("LMAs"):

Station and Location                                           Channel     Network Affiliation
----------------------------------------------------------------------------------------------
KXTX-TV, Fort Worth-Dallas, TX                                39 (UHF)             Ind.
WBNE-TV, New Haven-Hartford, CT                               59 (UHF)               WB
WVBT-TV, Portsmouth-Norfolk, VA                               43 (UHF)           WB/Fox
KNVA-TV, Austin, TX                                           54 (UHF)               WB

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

                        LIN TELEVISION CORPORATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The management of the Company is required, in certain instances, to use estimates and assumptions that affect the amounts reported in the financial statements, and the notes thereto, in order to conform with generally accepted accounting principles. The Company's actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments which have a maturity of three months or less when purchased. The Company's excess cash is invested primarily in commercial paper.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and is depreciated by the straight-line method over the estimated useful lives of the assets. The Company recorded depreciation expense of $12.3 million, $8.2 million, and $6.1 million during 1996, 1995, and 1994, respectively.

REVENUE RECOGNITION

Broadcast revenue is recognized during the period in which the advertising is aired. Barter revenue is recognized based on the estimated fair value of the product or service received.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. The Company incurred $4.8 million, $4.1 million, and $2.3 million in advertising costs during 1996, 1995, and 1994, respectively.

INTANGIBLE ASSETS

Intangible assets represent the excess of the purchase price over the estimated fair value of identifiable assets acquired in business acquisitions, and is attributable to FCC licenses, network affiliations, and goodwill. Intangible assets acquired subsequent to October 31, 1970, the effective date of Accounting Principles Board Opinion No. 17, are being amortized over 40 years. Intangible assets of $5.8 million acquired prior to October 31, 1970 are not being amortized. The carrying value of intangible assets will be evaluated, in terms of undiscounted cash flows, if the facts and circumstances suggest that they may be impaired. If this review indicates that intangible assets will not be recoverable, the Company's carrying value of the intangible assets will be reduced to their fair value.

PROGRAM RIGHTS

Program rights are recorded as assets when the license period begins and the programs are available for broadcasting. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered noncurrent. The program costs are charged to expense over their estimated broadcast periods using the straight-line method. Program obligations are classified as current or noncurrent in accordance with the payment terms of the license agreement.

                        LIN TELEVISION CORPORATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE

Net income per share is based on the average number of shares of common stock outstanding during each year, assuming the shares issued in the Spin-Off (see
Note 2) were issued on January 1, 1994, and the dilutive effect of common stock equivalents.

RECLASSIFICATION

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (Statement 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairments are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying value. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996 with no material impact on the Company's financial results.

In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation (Statement 123), which provides an alternative to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25), in accounting for stock-based compensation issued to employees. Statement 123 allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion 25, Statement 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. These disclosure requirements are effective for fiscal years beginning after December 15, 1995, or upon initial adoption of the Statement, if earlier. The Company has elected to continue accounting for stock options under the provisions of Opinion 25 and the required pro forma disclosures are included in
Note 6.

2.   SPIN-OFF AND ACQUISITIONS

On December 28, 1994, the Company became an independent public company when its common stock was distributed to LIN Broadcasting shareholders on a tax-free basis (the "Spin-Off"). The Company's common stock was distributed to the LIN Broadcasting shareholders on the basis of one share of the Company's common stock for every two shares of LIN Broadcasting common stock held of record as of December 9, 1994. The shares issued in the Spin-Off have been accounted for as a stock split and reflected in the consolidated financial statements as if they were outstanding for all periods presented. In addition, the Company and LIN Broadcasting simultaneously entered into an Asset Purchase Agreement with Cook Inlet Communications, Inc. and Cook Inlet Communications Corp. (together, "Cook Inlet"), pursuant to which the Company acquired substantially all of the assets and assumed

                        LIN TELEVISION CORPORATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


2.   SPIN-OFF AND ACQUISITIONS (CONTINUED)

certain liabilities of station WTNH-TV, New Haven-Hartford, Connecticut, from Cook Inlet (the "WTNH-TV Acquisition"). The acquisition was accounted for as a purchase. The purchase price was $120.2 million in cash, subject to adjustments as set forth in the Asset Purchase Agreement, and approximately 3.4 million shares of the Company's common stock. On October 2, 1995, the Company purchased 100% of the issued and outstanding capital stock of Buffalo Management Enterprises Co., Inc. ("Buffalo"), a wholly-owned subsidiary of King World, which indirectly owns television station WIVB-TV, the CBS affiliate in Buffalo, New York, in exchange for approximately $100.7 million in cash, subject to adjustments as set forth in the Stock Purchase Agreement ("WIVB-TV Acquisition). Buffalo owns 100% of the issued and outstanding stock of Buffalo Broadcasting Co., Inc. ("Buffalo Broadcasting"), and holds the FCC license for station WIVB-TV. Buffalo Broadcasting holds all of the operating assets of station WIVB-TV.

The summarized unaudited pro forma results of operations set forth below for the year ended December 31, 1995, assume the WIVB-TV Acquisition had taken place on January 1, 1995. The pro forma financial information presented below does not include results of Buffalo (the Parent), as such results were immaterial (in thousands, except per share amounts).

                                                                   YEAR ENDED
                                                                DECEMBER 31, 1995
                                                                -----------------

Net revenues                                                         $233,507
Net income                                                             36,780
Net income per share                                                 $   1.24
Weighted average shares outstanding                                    29,757

The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the dates indicated nor are they necessarily indicative of the results of future operations.

3.   PROPERTY AND EQUIPMENT

The major classifications of property and equipment at December 31 were as follows:

                                                                     1996                1995
                                                                           (In thousands)
Land                                                               $ 11,533            $ 11,623
Buildings                                                            34,677              32,723
Broadcasting equipment                                              122,807             103,834
                                                                   ----------------------------
                                                                    169,017             148,180
Less accumulated depreciation                                        62,576              52,610
                                                                   ----------------------------
                                                                   $106,441            $ 95,570
                                                                   ============================

4.   LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

                                                                      1996              1995
                                                                          (In thousands)
      Term credit facility                                         $      -           $175,000
      Revolving credit facility                                     350,000            212,000
                                                                   ---------------------------
                                                                   $350.000           $387,000
                                                                   ===========================

                        LIN TELEVISION CORPORATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


4.   LONG-TERM DEBT (CONTINUED)

In August 1996, the Company renegotiated the terms of its Bank Credit Facility primarily to reduce the interest attributable to outstanding debt. The Bank Credit Facility, as amended, permits the Company to borrow up to $600 million of an eight-year, reducing revolving credit facility (the "Facility"). The Company has indebtedness outstanding of $350 million and funds of $250 million available under the Facility as of December 31, 1996.

The Company has and will continue to have significant cash interest expense relating to the Bank Credit Facility, and a significant amount of the Company's cash flow will be required to service its debt. The Company, on a consolidated basis, reported interest expense of $26.6 million, $26.3 million, and $13.5 million for the three years ended December 31, 1996, 1995, and 1994, respectively.

In connection with the retirement of the credit facility in place prior to the Spin-Off (the "Previous Credit Facility"), the Company wrote off approximately $4.5 million in unamortized fees and expenses in 1994. This has been reflected as an extraordinary loss on extinguishment of debt, net of income tax benefit of $1.6 million, in the accompanying consolidated statements of income for that period. The Company also incurred financing and legal fees totaling approximately $7.1 million in connection with the Bank Credit Facility, in 1994, which are being amortized over the contractual term of the Bank Credit Facility.

Under the renegotiated terms of the Bank Credit Facility, interest is payable, at the Company's discretion, at the higher of the prevailing prime rate or an adjusted Federal Funds Rate, or LIBOR, plus an applicable margin that varies from 0.4% to 1.0% based upon the ratio of the Company's consolidated total debt to consolidated operating cash flow.

The commitment of the Facility will begin to reduce in semi-annual installments commencing June 30, 1999 such that the annual commitment reduction will be $15 million in 1999, $60 million per year in years 2000 through 2003, and the remaining $45 million in 2004. As of December 31, 1996, the Company would be required, in 2001, to begin making payments to the extent that the balance outstanding under the Facility exceeded the reduced commitment available and continue making semi-annual installments under the revolving facility through December 31, 2004, at which time the debt will be fully repaid. The Company is required to apply cash proceeds from certain sales of assets which are not reinvested in similar assets to the prepayment of loans. The Bank Credit Facility, as amended, also permits the Company to solicit commitments for an incremental $300 million, eight-year, reducing revolving credit facility (the "Incremental Facility"). Aggregate commitments to the Incremental Facility, if any, will reduce in eight equal semi-annual amounts beginning 2001 and ending 2004.

The weighted average interest rate on outstanding borrowings was 6.16%, 6.64% and 8.50% at December 31, 1996, 1995 and 1994, respectively. The Company is also required to pay quarterly commitment fees ranging from 0.1875% to 0.2500%, based upon the Company's leverage ratio for that particular quarter, on any unused portion of the Bank Credit Facility. The Company incurred commitment fees of approximately $449,000, $811,000, and $150,000 for the three years ended December 31, 1996, 1995, and 1994, respectively. In order to comply with covenants under the Bank Credit Facility, prior to the renegotiated terms, and to provide interest rate protection, the Company purchased interest rate caps at a cost of $346,000 during the year ended December 31, 1995. The interest rate caps cover notional amounts totaling $190.0 million, are based on three-month LIBOR, and have strike rates of 9%. Each of these interest rate cap agreements terminate on December 31, 1997. The costs of the interest rate caps are capitalized and charged to interest expense over the lives of the caps. During the past three years, the prevailing market rates have been below the rate caps in effect; thus, the only effect on the Company's interest expense from such transactions has been the amortization of the cost of these caps of $124,588, $187,073 and $47,000 during the years ended December 31, 1996, 1995 and 1994, respectively. Under the renegotiated terms of the Bank Credit Facility the Company is no longer required to purchase interest rate caps.

                        LIN TELEVISION CORPORATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


4.   LONG-TERM DEBT (CONTINUED)

The Bank Credit Facility contains covenants restricting or limiting certain activities, including (i) acquisitions and investments, including treasury stock, (ii) incurrence of debt, (iii) distributions and dividends to stockholders, (iv) mergers and sales of assets, (v) prepayments and subordinated indebtedness, and (vi) creations of liens. The Company is required to apply cash proceeds from certain sales of assets which are not reinvested in similar assets and excess cash flow to the prepayment of loans. As security under the Bank Credit Facility, the Company has given a negative pledge on the assets and capital stock of each of its subsidiaries, which own all of the Company's television properties. Such subsidiaries are restricted from making certain distributions or payments to the Company. Under the Bank Credit Facility, the Company must remain in compliance with a series of financial covenants, which compare the levels of the Company's indebtedness to its cash flows as of the end of each quarter. As of December 31, 1996, the Company was in compliance with all covenants.

The aggregate amounts of principal maturities under the Bank Credit Facility subsequent to December 31, 1996 are as follows:

                                    YEAR                                                     AMOUNT
                                    ----                                                     ------
                                                                                         (In thousands)
                               1997-2000                                                    $      -
                                    2001                                                      20,000
                              Thereafter                                                     330,000
                                                                                            --------
                                                                                            $350,000
                                                                                            ========



5.   PRIVATE MARKET VALUE GUARANTEE

AT&T Corp. ("AT&T"), through its wholly-owned subsidiary, AT&T Wireless Services Inc. ("AT&T Wireless"), currently owns approximately 45.4% of the outstanding common stock of the Company. AT&T Wireless has agreed, pursuant to a Private Market Value Guarantee ("PMVG"), to either offer to purchase the remaining shares of the Company in 1998 for the private market value (as defined) or put the Company up for sale. If AT&T Wireless does not agree to acquire such remaining shares, the Company will be sold in its entirety in a manner intended to maximize shareholder value. There is no assurance that AT&T Wireless will agree to acquire shares of the Company's Common Stock for private market value. If AT&T Wireless does not offer to acquire such shares, there is no assurance that the Company will be sold in its entirety, or, if sold, that the consideration obtained will be considered favorable to holders of shares of the Company's Common Stock. The PMVG also provides for the selection of three independent directors (the "Independent Directors") who serve on the Company's Board of Directors.

On December 9, 1996 AT&T issued a press release stating that AT&T will review its investment in the Company and will evaluate alternatives which could result in the disposition, either through private or public sales of some or all of the shares of the Company's Common Stock held by AT&T Wireless.

6.   STOCKHOLDERS' EQUITY

Pursuant to the Company's 1994 Adjustment Stock Incentive Plan, nonqualified options have been granted to officers and key employees of the Company and LIN Broadcasting who held options to purchase LIN Broadcasting stock at the date of the Spin-Off. On December 28, 1994, one option to purchase stock of the Company was granted for every two LIN Broadcasting options held, resulting in 701,175 options to purchase common stock of the Company being granted at exercise prices ranging from $2.74 to $20.02.

                        LIN TELEVISION CORPORATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



6.   STOCKHOLDERS' EQUITY (CONTINUED)

The Company and LIN Broadcasting have agreed to divide the income tax benefits of such stock option exercises between the two companies with such benefits accruing to the company whose employee exercises an option. A total of 3,701,175 options to purchase common stock are authorized to be granted under the Company's 1994 Adjustment Stock Incentive Plan, 1994 Amended and Restated Stock Incentive Plan and the 1994 Nonemployee Director Stock Incentive Plan. Options are generally not exercisable until one year after grant, have vesting terms of four years or less, and expire ten years from date of grant.

Pursuant to the Company's stock option plans, in the event of a "change in control" (as defined in the plans) of the Company, vested options at the time of the change in control may be surrendered by officers of the Company, subject to
Section 16 of the Securities Exchange Act of 1934, as amended, in exchange for a cash payment per share by the Company equal to the difference between the exercise price for the option and the greater of the highest amount paid to any holder of common stock by the acquirer in connection with the resulting change in control or the highest selling price of the common stock during the 90-day period prior to the date of surrender of the option. Notwithstanding the foregoing, if a change in control results in the consolidation or merger of the Company with AT&T or a successor to AT&T under the PMVG and AT&T or any successor is the surviving company, or if AT&T becomes the beneficial owner of 80% or more of the Company's stock (other than pursuant to a private market sale, as defined in the Company's PMVG with AT&T), each outstanding option shall be converted into an option to purchase AT&T's Class A Common Stock. If a change in control results from a private market sale, upon a vote by a majority of the Company's Independent Directors, each outstanding option will be converted into an option to purchase the common stock of the acquirer. If the Independent Directors do not approve the conversion, the Company may (but is not required to) cancel each such option in exchange for a payment per share in cash equal to the excess of the purchase price per share in the private market sale over the exercise price of such option.

The Company's Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase shares of the Company's common stock, through regular payroll deductions, at 85% of the closing market price of the stock as of the last trading day of each month. The ESPP restricts a participant to purchase no more than $25,000 of stock in any calendar year. A total of 300,000 shares have been authorized under the ESPP. Common shares of 48,280 and 48,823 were purchased and distributed to employees participating in the plan during 1996 and 1995, respectively, at prices ranging from $26.56 to $35.38 per share in 1996 and $21.89 to $31.98 per share in 1995. No common stock was purchased and distributed to employees during 1994 as part of this plan.

The Company has elected to follow Opinion 25 and the related Interpretations in accounting for these plans. There has been no compensation expense associated with these fixed-option plans recognized under Opinion 25 because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1996 and 1995: risk-free interest rates of 5.48% and 7.63% for 1996 and 1995, respectively; volatility factors of the expected market price of the Company's Common Stock of 0.30; and a weighted-average expected life of the option of seven years.

                        LIN TELEVISION CORPORATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

6.   STOCKHOLDERS' EQUITY (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because the rules for pro forma disclosure under Statement 123 expressly prohibit retroactive recognition of compensation expense, the following disclosures will not be indicative of future compensation expense until the new rules are applied to all outstanding nonvested awards. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                          1996             1995
Pro forma net income                                     $43,611         $36,447
Pro forma earnings per share:
           Primary                                       $  1.45         $  1.22
           Fully diluted                                 $  1.44         $  1.23


A summary of the Company's stock option activity, and related information for the years ended December 31 follows:
                                             1996                                       1995
                                         Weighted           Price                     Weighted         Price
                                          Average            Per                       Average          Per
                             Options   Exercise Price       Share         Options   Exercise Price     Share
                             ----------------------------------------    ----------------------------------------
Outstanding-beginning
  of year                    1,621,305     $24.43      $ 4.05 - 37.50    1,282,169     $20.23      $ 2.74 - 26.63
Granted                        581,311     $30.44       30.25 - 40.25      714,600     $28.05       26.63 - 37.50
Exercised                    (179,604)     $18.61        4.05 - 30.25    (257,257)     $16.37        2.74 - 20.02
Canceled or Expired          (163,214)     $25.93       12.95 - 26.63    (118,207)     $21.68        4.05 - 33.63
                             ---------                                   ---------

Outstanding-end of year      1,859,798     $26.75      $ 4.05 - 40.25    1,621,305     $24.43      $ 4.05 - 37.50
                             =========                                   =========

Exercisable at end of year     722,833     $23.44                          552,195     $19.95

Weighted-average fair value of
options granted during the year            $13.49                                      $13.85


Exercise prices for options outstanding as of December 31, 1996 range from $4.05 to $40.25 with approximately 90% of those options ranging in exercise price from $26.63 to $40.25. The weighted-average remaining contractual life of those options is eight years. There were 722,833, 552,195, and 342,697 exercisable options to purchase shares as of December 31, 1996, 1995, and 1994, respectively. As of December 31, 1996, there were 1,328,266 options available for future grants.

7.   INCOME TAXES

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of enacted tax laws.

The components of the deferred tax liability are as follows at December 31 (in thousands):

                                                                            1996            1995
      Intangible assets                                                   $50,353         $48,183
      Property and equipment                                               12,164          10,990
      Other                                                                 1,694          (1,362)
                                                                          -----------------------
                                                                          $64,211         $57,811
                                                                          =======================

                                      F-13

                        LIN TELEVISION CORPORATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


7.   INCOME TAXES (CONTINUED)

The Company and its subsidiaries were involved in a tax-sharing agreement with LIN Broadcasting whereby the Company was included in the consolidated federal income tax return filed by LIN Broadcasting through the date of the Spin-Off. Pursuant to the tax-sharing agreement, tax liabilities and benefits were allocated to the Company as if the Company was a separate and independent entity, with a net operating loss carryforward of $140.5 million as of January 1, 1990. As a result of the allocated net operating loss carryforward described above, current federal tax liabilities to LIN Broadcasting of $24.8 million for 1994 were deemed to be forgiven and were credited to paid-in capital. This tax-sharing agreement was terminated on December 28, 1994 due to the Spin-Off. The Company is responsible for filing its own consolidated income tax returns subsequent to that date.

Income tax expense included in the accompanying consolidated statements of income consisted of the following:

                                                              1996            1995            1994
                                                                          (In thousands)
   Current:
     Federal                                                $22,439          $18,816         $24,871
     State                                                   910                 139           4,624
                                                            ----------------------------------------
                                                             23,349           18,955          29,495
   Deferred:
     Federal                                                  3,258            2,220          (9,738)
     State                                                     (131)             499             (31)
                                                            ----------------------------------------
                                                              3,127            2,719          (9,769)
                                                            ----------------------------------------
                                                            $26,476          $21,674         $19,726
                                                            ========================================


The following table reconciles the amount that would be provided by applying the 35% federal statutory rate to income before income tax expense to the actual income tax expense:

                                                              1996              1995             1994
                                                                          (In thousands)
Expense assuming federal statutory rate                    $25,528           $20,896           $17,819
State taxes, net of federal tax benefit                        962               793             1,226
Amortization                                                 1,077               740               628
Other                                                       (1,091)             (755)               53
                                                           -------------------------------------------
                                                           $26,476           $21,674           $19,726
                                                           ===========================================

8.   MUSIC LICENSE SETTLEMENTS

During 1994, the Company's pretax income was increased by $1.3 million due to the reversal of reserves which were provided with respect to music license fees. These reserves were no longer required as a result of a court decision resolving litigation between the broadcasting industry and ASCAP as to the appropriate level of music license fee payments and a similar settlement with BMI. These amounts were credited to direct operating expense in the accompanying consolidated statements of income.

9.   RELATED-PARTY TRANSACTIONS

LIN Broadcasting provided certain managerial and administrative services to the Company and funded certain general and administrative costs incurred by the Company totaling $4.3 million during 1994. Under the terms of the Previous Credit Facility, the Company was prohibited from entering into any agreement or directly or indirectly

                        LIN TELEVISION CORPORATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


9.   RELATED-PARTY TRANSACTIONS (CONTINUED)

paying or becoming liable to any person other than employees for corporate services rendered in excess of 3/4 of one percent of consolidated operating cash flow (as defined in the Previous Credit Facility) for the previous quarter. Pursuant to these terms, the Company was charged $580,000 by LIN Broadcasting for corporate services during 1994. The balance of those charges of $3.7 million was contributed to the Company's capital in 1994. LIN Broadcasting also paid, on behalf of the Company, $850,000 during 1994 for insurance coverage.

Allocations through the date of the Spin-Off for managerial and administrative services were based on the proportion of LIN Broadcasting's revenues, wages, and properties allocable to the Company, which management believes provides a reasonable basis for allocation. Subsequent to the Spin-Off, the Company is responsible for all of its administrative charges.

The Company provided management services to station WOOD-TV in Grand Rapids, Michigan, and indirectly to station WOTV-TV in Kalamazoo, Michigan. WOOD-TV is owned by a subsidiary of LIN Broadcasting and WOTV-TV is party to a Local Marketing Agreement with a subsidiary of LIN Broadcasting. Services provided to these stations included administration, finance, and centralized programming and services purchasing. The Company allocated expense of $490,000 during the year ended December 31, 1994 to WOOD-TV for such services. After the Spin-Off, the Company entered into a consulting agreement with LIN Broadcasting pursuant to which the Company is providing management and operations consulting for WOOD-TV and WOTV-TV. The Company received $250,000 for these services during each of the years ended December 31, 1996 and 1995, respectively. In addition, WOOD-TV participates in the Company's programming joint ventures. Costs are allocated to WOOD-TV based on relative market size. Programming and service purchases are directly charged to WOOD-TV and WOTV-TV based on the actual contract or a relative-market-size allocation.

10.  RETIREMENT PLANS

At the date of the Spin-Off, the Company and LIN Broadcasting entered into an Employee Benefits Allocation Agreement (the "Employee Benefits Agreement") pursuant to which the Company assumed sponsorship of the LIN Broadcasting Corporation Profit Sharing Plan (the "Profit Sharing Plan"), the LIN Broadcasting Corporation 401(k) Plan (the "401(k) Plan"), the LIN Broadcasting Corporation Retirement Plan (the "Retirement Plan"), and the LIN Broadcasting Corporation Supplemental Benefit Retirement Plan (the "Supplemental Plan") (collectively, the "Plans"). The Employee Benefits Agreement provides that the Company will generally be responsible for all contributions required to be made to the Plans and any benefits payable or other obligations of LIN Broadcasting under the Plans, including any responsibilities related to current or former employees of LIN Broadcasting. The assets held in trust for the Profit Sharing, 401(k), and Retirement plans, all of which are funded plans, shall remain in those plans. The Employee Benefits Agreement specifies that service with LIN Broadcasting after the Spin-Off date is considered to be service with the Company for purposes of vesting and eligibility for benefits, but not for accrual of additional benefits. The Retirement Plan is a defined benefit retirement plan covering employees of the Company who meet certain requirements, including length of service and age. Pension benefits vest on completion of five years of service and are computed, subject to certain adjustments, by multiplying 1.25% of the employee's last three years' average annual compensation by the number of years of credited service. The assets of the pension plan are invested primarily in long-term fixed income securities, large and small cap U.S. equities, and international equities. The Company's policy is to fund at least the minimum requirement and is further based on legal requirements and tax considerations. No funding was required for the Retirement Plan during 1996.

                        LIN TELEVISION CORPORATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


10.  RETIREMENT PLANS (CONTINUED)

As a result of the WIVB-TV Acquisition, LIN Television Corporation assumed sponsorship of the Buffalo Broadcasting Company Retirement Plan. On January 1, 1996, the Buffalo Broadcasting Company Retirement Plan was merged into the LIN Television Retirement Plan.

The Company's share of net pension expense is based on actuarial valuations of the Company's employees participating in the Retirement Plan. The components of net pension expense were as follows for the years ended December 31 (in thousands):

                                                              1996         1995         1994
Service cost of current period                               $   891      $   573      $   584
Interest cost on projected
   benefit obligation                                          3,312        2,887        2,741
Actual return on plan assets                                  (5,960)      (9,609)         479
Net amortization of unrecognized net transition assets
   and deferral of variance from actual return on assets       3,253        7,017       (2,546)
                                                             ---------------------------------
Net pension expense                                            1,496          868        1,258
Net pension expense allocated to LIN Broadcasting                 --           16          178
                                                             ---------------------------------
Net pension expense allocated to the Company                 $ 1,496      $   852      $ 1,080
                                                             =================================

The following table sets forth the Retirement Plans' funded status and amounts recognized in the Company's balance sheet at December 31 (in thousands):

                                                                  1996                          1995
                                                         FUNDED         UNFUNDED         FUNDED      UNFUNDED
                                                        -----------------------------------------------------
Actuarial present value of accumulated plan
   benefits, including vested benefits of $44,948
   and $42,401 in 1996 and 1995, respectively           $45,222          $   651        $42,928         $ 449
                                                        =====================================================
Plan assets at fair value, primarily
   publicly traded stocks and bonds                     $50,631          $     -        $45,935         $   -
Less projected benefit obligation for service
   rendered to date                                      47,338            1,167         45,038           909
                                                        -----------------------------------------------------
Plan assets in excess of (less than)
   projected benefit obligation                           3,293           (1,167)           897          (909)
Unrecognized prior service cost                           2,435               14          3,631            16
Unrecognized net (gain) loss                             (6,641)             330         (3,831)          284
Unrecognized net transition asset
   being recognized over 15 years                        (1,567)             (81)        (1,880)          (97)
                                                        -----------------------------------------------------
Accrued pension cost included in balance sheet          $(2,480)         $  (904)       $(1,183)        $(706)
                                                        =====================================================

The assumptions used in accounting for the Retirement Plan are as follows:

                                                                     1996           1995         1994
         Weighted average assumed discount rate                      7.25%          7.0%         8.0%
         Assumed rate of increases in future compensation
            levels                                                   5.0%           5.0%         5.5%
         Expected long-term rate of return on plan assets            8.0%           8.0%         8.0%

                        LIN TELEVISION CORPORATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


11.  COMMITMENTS

The Company leases land, buildings, vehicles, and equipment under operating lease agreements which expire at various dates through the year 2007.
Commitments for these noncancelable operating lease payments subsequent to December 31, 1996 are as follows:

                    YEAR                                                 AMOUNT
                    -----------------------------------------------------------
                                                                 (In thousands)
                    1997                                                 $1,021
                    1998                                                    679
                    1999                                                    547
                    2000                                                    335
                    2001                                                    208
                    Thereafter                                              456
                                                                         ------
                                                                         $3,246
                                                                         ======


Rent expense included in the consolidated statements of income was $2.7 million, $2.4 million and $1.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company has also entered into commitments for future syndicated news, entertainment, and sports programming. Future payments associated with these commitments subsequent to December 31, 1996 are as follows:

                    YEAR                                                 AMOUNT
                    -----------------------------------------------------------
                                                                 (In thousands)
                    1997                                                $12,313
                    1998                                                 19,402
                    1999                                                 16,975
                    2000                                                 13,166
                    2001                                                     95
                    Thereafter                                                -
                                                                        -------
                                                                        $61,951
                                                                        =======

12.  CONTINGENCIES

The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in management's opinion, is likely to have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

13.  FINANCIAL INSTRUMENTS

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and unsecured trade accounts receivable.

The Company maintains cash and cash equivalents at various financial institutions. These financial institutions are located throughout the country. The Company's cash equivalents consist of investments in the commercial paper of various Companies. The Company performs periodic evaluations of the relative credit standing of these entities.

                        LIN TELEVISION CORPORATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


13.  FINANCIAL INSTRUMENTS (CONTINUED)

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of agencies comprising the Company's accounts receivable.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents
The carrying amount of cash and cash equivalents reported in the Company's Balance Sheet approximates fair value.

Accounts receivable and accounts payable
The carrying amounts reported in the Company's Balance Sheet for accounts receivable and accounts payable approximates their fair value.

Long-term debt
Interest rates associated with the Company's long-term debt are, at the discretion of the Company, based on the prevailing prime rate or LIBOR rates plus an applicable margin. Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if the Company selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Due to the frequent repricing of the borrowings, the book values of the liabilities at December 31, 1996 approximate market values.

15.  LOCAL MARKETING AGREEMENTS

The Company entered into Local Marketing Agreements ("LMAs") with the owners of KXTX-TV in Dallas-Fort Worth, Texas in June 1994, KNVA-TV in Austin, Texas in August 1994, WBNE-TV in New Haven-Hartford, Connecticut in December 1994 and WVBT-TV in Norfolk-Portsmouth, Virginia in December 1994. Under the LMAs, the Company is required to pay fixed periodic fees and incur programming and operating costs relating to the LMA stations, but retains all advertising revenues. All of the LMAs have 10-year terms.

In connection with the KXTX-TV and KNVA-TV LMAs, the Company purchased 4.49% ownership interests in some of the licensees of the stations and entered into option and put agreements that would enable or require the Company to purchase the stations for a fixed amount under certain conditions, including a change by the FCC in its "duopoly" rules to permit such acquisitions. The aggregate purchase price for these interests and the purchase options was approximately $1.6 million. The "duopoly" rules currently prevent the Company from acquiring its LMA stations, thereby preventing the Company from directly fulfilling its obligations under put options that such LMAs have with the Company. Should future legislation amend the current single-market ownership limits, the Company, at the option of the parties involved in the LMA contracts, could be required to purchase certain of the LMA stations. Potential commitments for fulfilling these put options totaled a maximum of $14.0 million, subject to adjustments for monthly rental payments, at December 31, 1996.

Future minimum payments required under all four of these LMAs for the years ending December 31 are as follows:

                        LIN TELEVISION CORPORATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


15.  LOCAL MARKETING AGREEMENTS (CONTINUED)

                   YEAR                                                   AMOUNT
                   -------------------------------------------------------------
                                                                  (In thousands)
                   1997                                                  $ 1,451
                   1998                                                    1,421
                   1999                                                    1,379
                   2000                                                    1,404
                   2001                                                    1,404
                   Thereafter                                              3,785
                                                                         -------
                                                                         $10,844
                                                                         =======


16.  UNAUDITED QUARTERLY DATA

                                      FIRST QUARTER        SECOND QUARTER       THIRD QUARTER       FOURTH QUARTER
                                                         (In thousands, except per share amounts)
1996
----
Net revenues                              $57,539              $75,576              $68,780              $71,472
Operating income                           15,990               28,274               22,378               32,518
Net income                                  5,952               13,841                9,745               16,923
Net income per share                      $  0.20              $  0.46              $  0.32              $  0.56

1995
----
Net revenues                              $48,417              $55,861              $49,066              $63,903
Operating income                           14,912               24,601               18,502               27,013
Net income                                  5,312               11,157                7,913               13,648
Net income per share                      $  0.18              $  0.37              $  0.26              $  0.47

1994
----
Net revenues                              $30,981              $37,774              $36,440              $45,328
Operating income                           10,411               18,289               13,769               21,600
Income before extraordinary item            5,906                7,579                6,553               11,147
Net income                                  5,906                7,579                6,553                8,222
Per Share:
  Income before extraordinary item        $  0.23              $  0.29              $  0.25              $  0.42
  Net income                              $  0.23              $  0.29              $  0.25              $  0.31

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           LIN TELEVISION CORPORATION

                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


ASSETS                                                           December 31,
                                                             1996            1995
                                                         ---------------------------
Current assets:
   Cash and cash equivalents                             $     16           $    16
   Other current assets                                       402               465
                                                         --------------------------
Total current assets                                          418               481

Property and equipment, less accumulated
   depreciation                                               430               563
Program rights and other noncurrent assets                    428                10
Investments in wholly-owned subsidiaries                  137,925            86,679
                                                         --------------------------
Total assets                                             $139,201           $87,733
                                                         ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and other current liabilities        $    817           $ 1,299

Deferred income taxes                                         (64)               --

Stockholders' equity:
   Common stock                                               297               295
   Other stockholders' equity                             138,151            86,139
                                                         --------------------------
Total stockholders' equity                                138,448            86,434
                                                         --------------------------
Total liabilities and stockholders' equity               $139,201           $87,733
                                                         ==========================




                             See accompanying notes.

                           LIN TELEVISION CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                                 (In thousands)


                                                                Year Ended December 31,

                                                         1996           1995            1994
                                                       ----------------------------------------

Operating revenue:
    Management fees                                    $ 7,248         $ 5,997         $  4,330
    Other operating income                                  16              --               --
                                                       ----------------------------------------
Total operating revenue                                  7,264           5,997            4,330

Operating costs and expenses:
   General and administrative                            6,998           5,747            4,342
   Depreciation expense                                    172             103               36
                                                       ----------------------------------------
Total operating costs and expenses                       7,170           5,850            4,378
                                                       ----------------------------------------

Operating income (loss)                                     94             147              (48)

Other (income) expense:
   Interest expense                                         --              --           13,149
   Investment income                                        --              --             (777)
   Other expense                                            --              --              520
                                                       ----------------------------------------
Total other expense                                         --              --           12,892
                                                       ----------------------------------------

Income (loss) before provision for
   income taxes and extraordinary item                      94             147          (12,940)
Provision (benefit) for income taxes                       150              25           (5,047)
                                                       ----------------------------------------
                                                           (56)            122           (7,893)
Equity in net income of subsidiaries                    46,517          37,908           39,078
                                                       ----------------------------------------
Income before extraordinary item                        46,461          38,030           31,185
Extraordinary item: loss on extinguishment
   of debt, net of income tax benefit of $1,575             --              --           (2,925)
                                                       ----------------------------------------

Net income                                             $46,461         $38,030         $ 28,260
                                                       ========================================


                             See accompanying notes.

                           LIN TELEVISION CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                      Year Ended December 31,
                                                              1996             1995            1994
                                                            -----------------------------------------
Net cash used in operating activities                       $  (731)        $  (161)        $ (14,290)

INVESTING ACTIVITIES

Capital expenditures                                            (39)           (610)               (7)
Dividends received from subsidiaries                             --              --           354,395
Acquisitions                                                     --              --          (120,234)
Contribution to subsidiary                                   (4,032)         (4,374)          (16,391)
                                                            -----------------------------------------
Net cash provided by (used in) investing activities          (4,071)         (4,984)          217,763

FINANCING ACTIVITIES

Proceeds from exercise of stock options and
    Employee Stock Purchase Plan shares                       4,802           5,147               116
Principal payments on long-term debt                             --              --          (222,088)
                                                            -----------------------------------------
Net cash provided by (used in) financing activities           4,802           5,147          (221,972)
                                                            -----------------------------------------
Net increase (decrease) in cash and cash equivalents             --               2           (18,499)
Cash and cash equivalents at beginning of the year               16              14            18,513
                                                            -----------------------------------------
Cash and cash equivalents at end of the year                $    16         $    16         $      14
                                                            =========================================



                             See accompanying notes.

                           LIN TELEVISION CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION

In these parent-only financial statements, LIN Television Corporation's (the "Company") investments in subsidiaries is stated at cost plus equity in the undistributed earnings (losses) of subsidiaries since the date of their acquisition. These parent-only financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto.

B.   LONG-TERM DEBT

Immediately prior to the Spin-Off (see Note 2 to the Company's consolidated financial statements), the Company was restructured to allow the banks in the Bank Credit Facility to have a pledge of the stock in the borrowing entity. As a result, LWWI Broadcasting, Inc. ("LWWI") was named the borrower under the Bank Credit Facility and virtually all of the Company's operating assets and liabilities were transferred to LWWI as restricted assets. The Company has guaranteed the payment of all principle and interest under the Bank Credit Facility.

C.   DIVIDENDS FROM SUBSIDIARIES

Cash dividends paid to the Company from its subsidiaries totaled $354.4 million in 1994.

D.   INCOME TAXES

Pursuant to a tax-sharing agreement between the Company and LIN Broadcasting, current federal tax liabilities to LIN Broadcasting of $24.8 million for 1994 were deemed to be forgiven and were credited to paid-in capital. This tax sharing agreement was terminated on December 28, 1994 due to the Spin-Off and the Company has filed, and will continue to file, its own consolidated income tax returns subsequent to that date. The Company was owed amounts from its subsidiaries for their allocated share of federal income taxes. These amounts were contributed to the subsidiaries' capital accounts in a similar fashion.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           LIN TELEVISION CORPORATION
                                 (In Thousands)


                                                                Additions
                                                         -----------------------
                                         Balance at      Charged to     Charged
                                        Beginning of     Costs and      to Other                    Balance at End
                                          Period          Expenses      Accounts       Deductions      of Period
                                        --------------------------------------------------------------------------
Year ended December 31, 1996:
 Deducted from asset accounts:
  Allowance for Doubtful Accounts:        $1,964           $496          $ --           $  500 1        $1,960

Year ended December 31, 1995:
 Deducted from asset accounts:
  Allowance for Doubtful Accounts:        $2,301           $527          $168 3         $1,032 1        $1,964

Year ended December 31, 1994:
 Deducted from asset accounts:
  Allowance for Doubtful Accounts:        $1,703           $318          $530 2         $  250 1        $2,301


1    Uncollected accounts written off, net of recoveries.

2 Additions charged to Other Accounts for 1994 reflects Allowances for Bad Debts at Acquisition of $431 for WTNH-TV and $99 related to accounts receivable purchased as part of the Local Marketing Agreement for KXTX-TV.

3 Additions charged to Other Accounts for 1995 reflects Allowances for Bad Debts at Acquisition of $168 for WIVB-TV.