Form 10-Q
period 1997-03-31
LIN TELEVISION CORP
filed 1997-05-13
CIK 931058

      As filed with the Securities and Exchange Commission on May 13, 1997

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended March 31, 1997.

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      For the transition period from _________ to _________

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


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes    [ ]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                            Outstanding at May 6, 1997
                   -----                            --------------------------
       Common Stock, $0.01 par value                       29,776,201

                           LIN TELEVISION CORPORATION
                                    Form 10-Q
                                Table of Contents

Part I.   Financial Information                                          Page
                                                                         ----
Item 1.   Financial Statements

          Consolidated Balance Sheets                                      2

          Consolidated Statements of Income                                3

          Consolidated Statements of Cash Flows                            4

          Notes to Consolidated Financial Statements                       5

Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition                            7

Part II.  Other Information

Item 5.   Other Information - Contingent Matters                          11
Item 6.   Exhibits and Reports on Form 8-K                                13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                           LIN TELEVISION CORPORATION
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                                  (unaudited)



                                                                March 31,     December 31,
ASSETS                                                            1997             1996
                                                                -------------------------
Current assets:
 Cash and cash equivalents                                      $ 28,493           27,952
 Accounts receivable, less allowance for
  doubtful accounts (1997-$2,102; 1996-$1,960)                    47,080           52,666
 Program rights                                                    6,988           10,133
 Other current assets                                             14,754            6,675
                                                                -------------------------
Total current assets                                              97,315           97,426

 Property and equipment, less accumulated depreciation           110,105          106,441
 Program rights and other noncurrent assets                        9,761           10,427
 Equity in joint venture                                             352              505
 Intangible assets, less accumulated amortization
    (1997-$62,237; 1996-$59,348)                                 378,256          381,145
                                                                -------------------------
Total assets                                                    $595,789         $595,944
                                                                =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                               $  8,395         $  7,593
 Program obligations                                               6,624           10,724
  Accrued income taxes                                             5,760            2,518
  Other accruals                                                  25,791           20,023
                                                                -------------------------
Total current liabilities                                         46,570           40,858

Long-term debt                                                   335,000          350,000
Deferred income taxes                                             65,168           64,211
Other noncurrent liabilities                                       1,952            2,427

Stockholders' equity:
  Preferred stock, $.01 par value:
  Authorized shares 15,000,000 - Issued and
  outstanding shares - none                                         --               --
  Common stock, $.01 par value:
    Authorized shares 90,000,000 - Issued and
    outstanding shares - 29,774,000 (29,717,000 in 1996)             298              297
  Additional paid-in capital                                     278,510          276,997
Accumulated deficit                                             (131,709)        (138,846)
                                                                -------------------------
Total stockholders' equity                                       147,099          138,448
                                                                -------------------------
Total liabilities and stockholders' equity                      $595,789         $595,944
                                                                =========================



The December 31, 1996 information was derived from the audited financial statements at that date.
                             See accompanying notes.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)


                           LIN TELEVISION CORPORATION
                        Consolidated Statements of Income
                  (Amounts in thousands, except per share data)
                                   (unaudited)


                                                  Three Months Ended
                                                      March 31,
                                                -----------------------
                                                 1997            1996
                                                -------         -------
Net revenues                                    $61,662         $57,539
Operating costs and expenses:
  Direct operating                               16,068          14,831
  Selling, general, and administrative           16,325          14,924
  Corporate                                       1,698           1,645
  Amortization of program rights                  4,058           3,851
  Depreciation and amortization of
   intangible assets                              6,396           6,298
                                                -----------------------
Total operating costs and expenses               44,545          41,549
                                                -----------------------

Operating income                                 17,117          15,990

Other (income) expense:
  Interest expense                                5,718           6,899
  Investment income                                (387)           (253)
  Equity in loss of joint venture                   403            --
                                                -----------------------
Total other expense                               5,734           6,646
                                                -----------------------
Income before provision for income taxes         11,383           9,344
Provision for income taxes                        4,246           3,392
                                                -----------------------

Net Income                                      $ 7,137         $ 5,952
                                                =======================

Net income per share                            $  0.23         $  0.20
                                                =======         =======

Weighted average shares outstanding              30,379          29,971
                                                =======         =======













                             See accompanying notes.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                           LIN TELEVISION CORPORATION
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (unaudited)


                                                             Three Months Ended March 31,
                                                             ---------------------------
                                                                 1997            1996
                                                             ---------------------------
OPERATING ACTIVITIES:

Net income                                                     $  7,137        $  5,952
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization (includes amortization
   of financing costs)                                            6,621           6,561
  Deferred income taxes                                             957            (325)
  Amortization of program rights                                  4,058           3,851
  Program payments                                               (3,838)         (4,725)
  Equity in loss of joint venture                                   403            --
  Changes in operating assets and liabilities:
   Accounts receivable                                            5,586           3,926
   Other assets                                                  (8,021)         (4,390)
   Liabilities                                                    8,545           2,312
                                                               ------------------------
  Total adjustments                                              14,311           7,210
                                                               ------------------------
Net cash provided by operating activities                        21,448          13,162
                                                               ------------------------

INVESTING ACTIVITIES:

Capital expenditures                                             (7,171)         (9,388)
Asset dispositions                                                 --               310
Investment in joint venture                                        (250)           --
                                                               ------------------------
Net cash used in investing activities                            (7,421)         (9,078)
                                                               ------------------------

FINANCING ACTIVITIES:

Proceeds from exercises of stock options and
  Employee Stock Purchase Plan shares                             1,514           1,645
Principal payments on long-term debt                            (15,000)           --
                                                               ------------------------
Net cash provided by (used in) financing activities             (13,486)          1,645
                                                               ------------------------
Net increase in cash and cash equivalents                           541           5,729
                                                               ------------------------
Cash and cash equivalents at the beginning of the period         27,952          18,025
                                                               ------------------------
Cash and cash equivalents at the end of the period             $ 28,493        $ 23,754
                                                               ========================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                     $  5,492        $  6,782
  Income taxes                                                 $     46        $    383




                             See accompanying notes.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                                   (unaudited)


Note 1 - Basis of Presentation

      These financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

      The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Impact of Recently Issued Accounting Standards

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (Statement 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase of $0.01 or less in primary earnings per share for the three month periods ended March 31, 1997 and 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Note 3 - Net Income Per Share

      Net income per share is calculated by dividing the income attributable to common shares by the weighted average number of common shares outstanding during each of the periods, computed under the treasury stock method. Net income per share for the three month period ending March 31, 1997 and 1996, respectively, is computed as follows (amounts in thousands, except per share data):

                                                    Three Months Ended
                                                         March 31,
                                                  ---------------------
                                                    1997           1996
                                                  ---------------------
Primary:
  Average shares outstanding                      29,745         29,530
  Net effect of dilutive stock options-
    based on the treasury stock method
    using average market price                       634            441
                                                  ------         ------
  Totals                                          30,379         29,971
                                                  ======         ======

  Net income                                      $7,137         $5,952
                                                  ======         ======
  Per share amount                                $ 0.23         $ 0.20
                                                  ======         ======


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                                   (unaudited)


Note 3 - Net Income Per Share (continued)

Fully diluted:
  Average shares outstanding                      29,745         29,530
  Net effect of dilutive stock options-
    based on the treasury stock method
    using closing market price, if higher
    than average market price                        634            529
                                                  ------         ------
  Totals                                          30,379         30,059
                                                  ======         ======

  Net income                                      $7,137         $5,952
                                                  ======         ======
  Per share amount                                $ 0.23         $ 0.20
                                                  ======         ======



Note 4 - Long-Term Debt

      In August 1996, the Company renegotiated the terms of its bank credit facility (the "Bank Credit Facility") primarily to reduce the interest attributable to outstanding debt. The Bank Credit Facility, as amended, permits the Company to borrow up to $600 million of an eight-year, reducing revolving credit facility (the "Facility"). The Company presently has indebtedness outstanding of $335 million and available funds of $265 million under the Facility as of March 31, 1997.

      The commitment of the Facility will begin to reduce in semi-annual installments commencing June 30, 1999 such that the annual commitment reduction will be $30 million in 1999, $120 million per year in years 2000 through 2003, and the remaining $90 million in 2004. As of March 31, 1997, the Company would be required, in 2001, to begin making payments to the extent that the balance outstanding under the Facility exceeds the reduced commitment available and continue making semi-annual installments under the revolving facility through December 31, 2004, at which time the debt will be fully repaid. The Company is required to apply cash proceeds from certain sales of assets which are not reinvested in similar assets to the prepayment of loans. The Bank Credit Facility, as amended, also permits the Company to solicit commitments for an incremental $300 million, eight-year, reducing revolving credit facility (the "Incremental Facility"). Aggregate commitments to the Incremental Facility, if any, will reduce in eight equal semi-annual amounts beginning 2001 and ending 2004.

      The Bank Credit Facility contains covenants restricting or limiting certain activities, including (i) acquisitions and investments, including treasury stock, (ii) incurrence of debt, (iii) distributions and dividends to stockholders, (iv) mergers and sales of assets, (v) prepayments and subordinated indebtedness, and (vi) creations of liens. The Company is required to apply cash proceeds from certain sales of assets which are not reinvested in similar assets and excess cash flow to the prepayment of loans. As security under the Bank Credit Facility, the Company has given a negative pledge on the assets and capital stock of each of its subsidiaries, which own all of the Company's television properties. Such subsidiaries are restricted from making certain distributions or payments to the Company. Under the Bank Credit Facility, the Company must remain in compliance with a series of financial covenants. As of March 31, 1997, the Company was in compliance with all covenants.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. When used in this Quarterly Report on Form 10-Q the words "believes," "anticipated" and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forwarding-looking statements. These factors include, without limitation, competition from other local free over-the-air broadcast stations, acquisitions of additional broadcast properties, and future debt service obligations, as well as those set forth under the caption "Certain Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for 1996. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligations to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      Set forth below are the significant factors that contributed to the operating results of the Company for the three month periods ending March 31, 1997 and 1996.

RESULTS OF OPERATIONS
---------------------

BUSINESS

      The Company is engaged in the commercial television broadcasting business and currently owns and operates eight network affiliated television stations, two low power television (LPTV) networks and two LPTV stations. The Company also provides programming and advertising services to four stations through local marketing agreements (LMAs). LMAs provide the Company with an additional broadcasting outlet and promote diversity in news, programming and community service in the markets served by the Company's stations (the "Stations").

REVENUES

      Total net revenues consist primarily of national and local time sales, net of sales adjustments and agency commissions, network compensation, barter revenues, revenues from the production of local commercials and sports programming, tower rental revenues, Local Weather Station revenues, and cable retransmission income. Total net revenues increased approximately 7% for the three month period ended March 31, 1997 compared to the same period last year.

      Approximately 87% of the Company's total net revenues for the three months ended March 31, 1997 were derived from net national and net local advertising time sales. Advertising revenues for this three month period increased approximately 5% over the same period last year. Approximately half of this increase was attributable to the continued ratings strength of the NBC affiliate stations, as well as continued market growth in those same markets, which led to a more complete sale of inventory and increased advertising rates for those stations. The increase was also attributable to net advertising growth at the LMA stations, local advertising revenue growth at station WISH-TV, attributable to the NCAA Basketball Championships, and growth in local advertising revenue at station WTNH-TV due to an improvement in the local economy.

      Network revenue increased approximately 17% for the quarter ended March 31, 1997, compared to the same period last year. The increase was primarily due to the new ABC affiliation agreement at station WTNH-TV and to clearance of additional network programming at the NBC affiliate stations.

      Other broadcast revenues increased $0.3 million for the three month period ended March 31,

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


1997, compared to the same period last year, due primarily to revenues associated with the Company's production facility.

      Revenues from the Local Weather Station remained relatively flat when compared to the same period last year. The Company provides the Local Weather Station to cable operators in all of its markets except New Haven-Hartford and Buffalo, and presently intends to expand this service to additional markets in the future.

OPERATING EXPENSES

      Direct operating expenses for the three month period ended March 31, 1997 increased approximately 8% over the same period in 1996, due primarily to a change in the syndicated/barter programming mix in the Austin and Dallas-Fort Worth markets. Direct operating expenses also increased as a result of costs associated with news expansion at stations KXAN-TV and KXAS-TV. Maintaining a strong local news franchise is a key operating strategy for each of the Stations.

      Selling, general and administrative expenses increased approximately 9% over the same period last year, primarily due to increased sales compensation as a result of the increase in local revenue, as well as higher promotional expenditures at stations in the Austin and Dallas-Fort Worth markets aimed at strengthening their respective market positions and capitalizing on the steady population growth in both of these markets over the past few years.

      Total corporate expenses, which are comprised of costs associated with the centralized management of the Stations, remained relatively flat when compared to the same period last year.

      Amortization of program rights rose approximately 5% over the same period last year, due primarily to the addition of new syndicated programming and increased costs associated with sports programming at station WTNH-TV. The amortization of programming rights reflects the expenses related to the acquisition of syndicated programming, features and specials purchased to air on the Stations.

      Depreciation expense increased approximately 3% over the same period in 1996, primarily due to capital expenditures aimed at maintaining a high quality on-air product at each of the Stations, including expenditures for the transition to digital television in certain of the Company's markets, and to the operation of the Company's production facility.

OPERATING INCOME

      For the reasons discussed above, the Company reported an increase in operating income of $1.1 million or 7% for the three month period ended March 31, 1997, compared to the same period last year.

      Interest expense, comprised primarily of interest payable on funds borrowed under the Company's Bank Credit Facility (the "Bank Credit Facility"), decreased approximately 17% compared to the same period last year.

      The Company's provision for income taxes increased approximately 25% over the same period last year, due to higher income before taxes and an increase in the Company's effective tax rate.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


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

      The Company's principal source of funds are its operations and its Bank Credit Facility. Net cash provided by operating activities for the three months ended March 31, 1997 was $21.4 million compared to $13.2 million in the same period last year. The increase is due to higher net income and a decrease in accounts receivable. Net cash used in investing activities was $7.4 million for the three months ended March 31, 1997, compared to $9.1 million in 1996 as a result of decreased capital expenditures. Net cash used in financing activities for the period ended March 31, 1997 was $13.5 million compared to net cash provided by financing activities of $1.6 million in the same period last year. This fluctuation is due to principal payments made on the long-term debt under the Bank Credit Facility.

      In August 1996, the Company renegotiated the terms of its Bank Credit Facility primarily to reduce interest attributable to outstanding debt (See "Note 4 - Long-Term Debt" in the Company's Notes to Consolidated Financial Statements). The Company presently has indebtedness outstanding of $335 million under the Bank Credit Facility and has funds available of approximately $265 million. The Company must also remain in compliance with a series of financial covenants under the Bank Credit facility. As of March 31, 1997, the Company was in compliance with all covenants.

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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


INFLATION

      The Company believes that its businesses are affected by inflation to an extent no greater than other businesses are generally affected.

PART II. OTHER INFORMATION
ITEM 5.  OTHER INFORMATION

      CONTINGENT MATTERS

      The Congress and the FCC have under consideration, and in the future may consider and adopt, other new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Stations, result in the loss of audience share and advertising revenues for the Stations, and affect the ability of the Company to acquire additional broadcast stations or finance such acquisitions.

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

      The Telecommunications Act of 1996 (the "Act"), signed into law on February 8, 1996, made various changes in the Communications Act that will affect the broadcast industry. Among other things and in addition to matters previously mentioned, the Act (i) directs the FCC to increase the national audience reach cap for television from 25% to 35% and to eliminate the 12-station numerical limit; (ii) directs the FCC to review its local broadcast ownership restrictions; (iii) clarifies that existing LMAs were in compliance with applicable FCC regulations, are "grandfathered", and that future LMAs are not inconsistent with the Act so long as they comply with applicable FCC regulations; (iv) directs the FCC to extend its liberal policy of permitting waivers of its television/radio cross-ownership restriction to proposed combinations in the top 50 markets; (v) lifts the statutory ban on cable-broadcast cross-ownership but does not direct the FCC to eliminate its parallel FCC rule prohibition; (vi) repeals the statutory ban against telephone companies providing video programming in their own service areas; and (vii) permits but does not require the FCC to award to broadcasters a second channel for digital television or Advanced Television ("ATV") and other digital services and imposes a fee on subscription based services.

      On April 3, 1997, the FCC adopted rules for implementing ATV in the United States. These rules are subject to requests for reconsideration and judicial review. In certain important respects, e.g., ATV station construction deadlines and termination date for current analog operations, the new ATV rules also will be subject to biennial FCC review and case-by-case waiver requests. In addition, several important matters regarding ATV are to be the subject of future FCC rulemakings, including the question of whether broadcasters who receive ATV licenses shall have to pay additional fees and/or incur additional public interest obligations. The White House has announced that it intends to create a government-industry committee to make specific ATV public service recommendations to the FCC.

      ATV will improve the technical quality of over-the-air broadcast television and enable broadcasters to offer a wide variety of new services, including high-definition television, multiple standard definition channels, subscription services and data transmission. It may also result in reduced service areas for some stations and interference to existing operations during the initial transitional period. The FCC has granted an ATV license to each commercial broadcast station to operate on a second channel during a transitional period, until the year 2006, after which the current broadcast license must be returned to the government. ATV facilities sufficient to cover each station's community of license must be constructed by May 1, 1999, for most stations in the top ten markets, by November 1, 1999 for all stations in the top thirty markets, and by May 1, 2002 for all other stations. The Company has made a voluntary commitment to the FCC to construct the initial ATV facility for station KXAS in Dallas by November 1, 1998. The Company is in the process of analyzing its ATV channel assignments but has not yet been able to determine what impact, if any, these assignments will have on its coverage areas or existing service.

      Implementation of ATV will impose additional costs on television stations providing the new service due to increased equipment costs. The Company estimates that the adoption of ATV would require average capital expenditures of approximately $2 million per station to provide facilities necessary to pass along an ATV signal transmitted by a network with which a station is affiliated. The conversion of a station's equipment enabling it, for example, to produce and transmit its own digital or ATV programming, will be substantially more expensive. The introduction of this new technology will require that consumers purchase new receivers (television sets) for ATV signals, or, if available by that time, adapters for their existing receivers. The FCC has also proposed to assign to full-power ATV stations the channels currently occupied by LPTVs and the FCC has proposed to "repack" television signals into a "core" spectrum band (either channels 2-46 or channels 7-51) and auction off the remaining channels to other users. This proposal could adversely affect the service areas of the Stations and the Company's LPTV channels. The Company believes that the implementation of ATV is essential to the long-term viability of the Company and the broadcast industry, but cannot otherwise predict the precise effect this development might have on the Company's business.

      Budget legislation is being considered in both the House and Senate which would require the FCC to raise revenue for the federal government by auctioning radio frequencies in bands which encompass those currently licensed for use by broadcasters, including those channels used for "auxiliary" purposes, such as remote pickups in electronic news gathering and studio-to-transmitter links, and which would require auctioning of ATV spectrum or accelerated give-back by broadcasters of their existing analog channels or additional fees for ATV channel usage.

      The FCC has initiated rulemaking proceedings to consider proposals to relax its television ownership restrictions, including proposals that would permit the ownership, in some circumstances, of two television stations with overlapping service areas and relaxing the rules prohibiting cross-ownership of radio and television stations in the same market. The FCC is also considering in these proceedings whether to adopt new restrictions on television LMAs. The "duopoly" rules currently prevent the Company from acquiring the FCC licenses of its LMA stations, thereby preventing the Company from directly fulfilling its obligations under put options that such LMA stations have with the Company. If the Company should be unable to fulfill its obligation under a put option, it could be required to find an assignee who could perform such obligation. There is no assurance that the Company could find an assignee to fulfill the Company's obligations under the put options on favorable terms. Under the Act, the Company's LMAs were "grandfathered". The precise extent to which the FCC may nevertheless restrict existing LMAs or make them attributable ownership interests is uncertain. In the rulemakings, the FCC has proposed, for example, to make LMAs fully attributable ownership interests and thus prohibited unless the two stations would qualify for dual ownership under certain specified criteria (e.g., VHF-UHF or UHF-UHF combinations; second station is a start-up , failed or failing station) on a case-by-case basis. "Grandfathering" rights for current LMAs which do not qualify for conversion to ownership would be limited to fulfilling the current lease term, with renewal rights and transferability rights eliminated. The Company's LMAs all involve leased stations which are UHF stations and which were either start-up stations or existing stations which were failing financially and would appear to qualify for conversion to ownership under the proposed standards. Nevertheless, it is possible that the FCC could deny the Company the ability to convert its LMAs to full ownership or require the Company to modify its LMAs in ways which impair their viability. Further, if the FCC were to find that one of the Company's LMA stations failed to maintain control over its operations, the licensee of the LMA station and/or the Company could be fined. The Company is unable to predict the ultimate outcome of possible changes to these FCC rules and the impact such FCC rules may have on its broadcasting operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBITS
        --------

        11.1 Statement Re: Computation of Earnings Per Share (See Note 3 to the financial statements presented on pages 4 and 5 of this report)

        27      Financial Data Schedule

        REPORTS ON FORM 8-K
        -------------------

                The Company filed a report on Form 8-K dated January 28, 1997, which reported under Item 5, the Company's press release covering financial results for the three and twelve month periods ended December 31, 1996.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LIN TELEVISION CORPORATION
                                                    (Registrant)




DATED:  MAY 9, 1997                          /S/ PETER E. MALONEY
        -----------                          ----------------------------------
                                             Peter E. Maloney
                                             Vice President of Finance