Form 10-Q
period 1997-06-30
LIN TELEVISION CORP
filed 1997-08-08
CIK 931058

     As filed with the Securities and Exchange Commission on August 8, 1997

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1997.

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from _________ to _________

Commission File Number:  0-25206
                         -------


                           LIN TELEVISION CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                       13-3581627
      -------------------------------                       -------------------
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

FOUR RICHMOND SQUARE, SUITE 200, PROVIDENCE, RI                   02906
-----------------------------------------------                 ----------
    (Address of principal executive offices)                    (Zip Code)

                                 (401) 454-2880
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes     [ ]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at August 6, 1997
                -----                       -----------------------------
    Common Stock, $0.01 par value                     29,782,664

                           LIN TELEVISION CORPORATION
                                    Form 10-Q
                                Table of Contents

Part I.  Financial Information                                             Page
                                                                           ----

Item 1.  Financial Statements

         Consolidated Balance Sheets                                         2
         Consolidated Statements of Income                                   3
         Consolidated Statements of Cash Flows                               4
         Notes to Consolidated Financial Statements                          5

Item 2.  Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                        7

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                11
Item 5.  Other Information - Contingent Matters                             11
Item 6.  Exhibits and Reports on Form 8-K                                   15

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

                           LIN Television Corporation

                                            Consolidated Balance Sheets
                                              (Dollars in thousands)

                                                                                June 30,
                                                                                  1997             December 31,
                                                                               (unaudited)             1996
                                                                                ---------          ------------

ASSETS

Current assets:
  Cash and cash equivalents                                                     $  16,952            $  27,952
  Accounts receivable, less allowance for doubtful
    accounts (1997 - $2.105; 1996 - $1,960)                                        62,793               52,666
  Program rights                                                                    4,190               10,133
  Other current assets                                                             12,946                6,675
                                                                                ---------            ---------
Total current assets                                                               96,881               97,426

Property and equipment, less accumulated depreciation                             104,444              106,441
Program rights and other noncurrent assets                                          9,028               10,427
Equity in joint venture                                                               390                  505
Intangible assets, less accumulated amortization
  (1997 - $65,125; 1996 - $59,348)                                                375,368              381,145
                                                                                ---------            ---------
Total assets                                                                    $ 586,111            $ 595,944
                                                                                =========            =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                                                              $   9,140            $   7,593
  Program obligations                                                               3,908               10,724
  Accrued income taxes                                                              2,096                2,518
  Other accruals                                                                   25,713               20,023
                                                                                ---------            ---------
Total current liabilities                                                          40,857               40,858

Long-term debt                                                                    315,000              350,000
Deferred income taxes                                                              66,126               64,211
Other noncurrent liabilities                                                        1,566                2,427

Stockholder's equity:
  Preferred stock, $.01 par value:
    Authorized shares - 15,000,000
    Issued and outstanding shares - none                                                -                    -
  Common stock, $.01 par value:
    Authorized shares - 90,000,000
    Issued and outstanding shares - 29,782,000 (29,717,000 in 1996)                   298                  297
  Treasury stock                                                                     (187)                   -
  Additional paid-in capital                                                      278,685              276,997
  Accumulated deficit                                                            (116,234)            (138,846)
                                                                                ---------            ---------
Total stockholder's equity                                                        162,562              138,448
                                                                                ---------            ---------
Total liabilities and stockholder's equity                                      $ 586,111            $ 595,944
                                                                                =========            =========





                             See accompanying notes.
    The December 31, 1996 information was derived from the audited financial statements at that date.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)


                           LIN TELEVISION CORPORATION

                                         CONSOLIDATED STATEMENTS OF INCOME
                                      (In thousands, except per share amounts)
                                                    (unaudited)

                                                                      Three Months Ended                Six Months Ended
                                                                           June 30,                         June 30,
                                                                    -----------------------         -------------------------
                                                                      1997            1996            1997             1996
                                                                    -------         -------         --------         --------

Net revenues                                                        $83,305         $75,576         $144,967         $133,115
Operating costs and expenses:
  Direct operating                                                   20,465          19,830           36,533           34,661
  Selling, general and administrative                                17,918          15,924           34,243           30,848
  Corporate                                                           1,852           1,663            3,550            3,308
  Amortization of program rights                                      3,601           3,559            7,659            7,410
  Depreciation and amortization of
    intangible assets                                                 6,304           6,326           12,700           12,624
  Tower write-offs                                                    2,697               -            2,697                -
                                                                    -------         -------         --------         --------
Total operating costs and expenses                                   52,837          47,302           97,382           88,851
                                                                    -------         -------         --------         --------

Operating income                                                     30,468          28,274           47,585           44,264

Other (income) expense:
  Interest expense                                                    5,505           6,824           11,223           13,723
  Investment income                                                    (300)           (279)            (687)            (532)
  Equity in loss of joint venture                                       462               -              865                -
                                                                    -------         -------         --------         --------
Total other expense                                                   5,667           6,545           11,401           13,191
                                                                    -------         -------         --------         --------
Income before provision for income taxes                             24,801          21,729           36,184           31,073
Provision for income taxes                                            9,251           7,888           13,497           11,280
                                                                    -------         -------         --------         --------
Net income                                                          $15,550         $13,841         $ 22,687         $ 19,793
                                                                    =======         =======         ========         ========

Net income per share                                                $  0.51         $  0.46         $   0.75         $   0.66
                                                                    =======         =======         ========         ========

Weighted average shares outstanding                                  30,425          30,050           30,397           29,988
                                                                    =======         =======         ========         ========




                             See accompanying notes.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)


                           LIN TELEVISION CORPORATION

                                       Consolidated Statements of Cash Flows
                                                   (In thousand)
                                                    (unaudited)

                                                                                   Six Months Ended June 30,
                                                                                -------------------------------
                                                                                  1997                   1996
                                                                                --------               --------

OPERATING ACTIVITIES:
Net income                                                                      $ 22,687               $ 19,793
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization (includes amortization
    of financing costs)                                                           13,150                 13,150
  Deferred income taxes                                                            1,915                    643
  Net loss (gain) on disposition of assets                                         2,255                   (258)
  Amortization of program rights                                                   7,659                  7,410
  Program payments                                                                (7,068)                (8,747)
  Equity in loss of joint venture                                                    865                      -
  Changes in operating assets and liabilities:
    Accounts receivable                                                          (10,127)                (8,895)
    Other assets                                                                  (6,156)                   620
    Liabilities                                                                    5,324                  1,807
                                                                                --------               --------
Total adjustments                                                                  7,817                  5,730
                                                                                --------               --------
Net cash provided by operating activities                                         30,504                 25,523
                                                                                --------               --------

INVESTING ACTIVITIES:
Capital  expenditures                                                            (10,307)               (17,713)
Asset dispositions                                                                 3,126                    612
Investment in joint venture                                                         (750)                  (500)
                                                                                --------               --------
Net cash used in investing activities                                             (7,931)               (17,601)
                                                                                --------               --------

FINANCING ACTIVITIES:
Proceeds from exercises of stock options and from
  sale of Employee Stock Purchase Plan shares                                      2,023                  3,478
Treasury stock purchases                                                            (596)                     -
Principal payments on long-term debt                                             (35,000)                     -
                                                                                --------               --------
Net cash (used in) provided by financing activities                              (33,573)                 3,478
                                                                                --------               --------
Net (decrease) increase in cash and cash equivalents                             (11,000)                11,400
                                                                                --------               --------
Cash and cash equivalents at the beginning of the period                          27,952                 18,025
                                                                                --------               --------
Cash and cash equivalents at the end of the period                              $ 16,952               $ 29,425
                                                                                ========               ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
  Interest                                                                      $ 10,827               $ 13,549
  Income taxes                                                                  $ 15,263                  9,217


                             See accompanying notes.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (unaudited)


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

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Impact of Recently Issued Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (Statement 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase of $0.01 or less in primary earnings per share for the three and six month periods ended June 30, 1997 and 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Note 3 - Net Income Per Share

         Net income per share is calculated by dividing the income attributable to common shares by the weighted average number of common shares outstanding during each of the periods, computed under the treasury stock method. Net income per share for the three and six month periods ending June 30, 1997 and 1996, respectively, is computed as follows (amounts in thousands, except per share data):

                                                 Three Months Ended     Six Months Ended
                                                       June 30,              June 30,
                                                 ------------------    ------------------
                                                   1997       1996       1997       1996
                                                 ------------------    ------------------
Primary:
   Average shares outstanding                     29,777     29,626     29,759     29,578
   Net effect of dilutive stock options-
     based on the treasury stock method
     using average market price                      648        424        638        410
                                                 -------    -------    -------    -------

   Totals                                         30,425     30,050     30,397     29,988
                                                 =======    =======    =======    =======
   Net income                                    $15,550    $13,841    $22,687    $19,793
                                                 =======    =======    =======    =======
   Per share amount                              $  0.51    $  0.46    $  0.75    $  0.66
                                                 =======    =======    =======    =======

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)


                           LIN TELEVISION CORPORATION

                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (unaudited)

Note 3 - Net Income Per Share (continued)
                                            Three Months Ended     Six Months Ended
                                                  June 30,              June 30,
                                            ------------------    ------------------
                                              1997       1996       1997       1996
                                            ------------------    ------------------
Fully diluted:
   Average shares outstanding                29,777     29,626     29,759     29,578
   Net effect of dilutive stock options-
   based on the treasury stock method
   using closing market price, if higher
   than average market price                    745        507        745        505
                                            -------    -------    -------    -------

   Totals                                    30,522     30,133     30,504     30,083
                                            =======    =======    =======    =======
   Net income                               $15,550    $13,841    $22,687    $19,793
                                            =======    =======    =======    =======
   Per share amount                         $  0.51    $  0.46    $  0.74    $  0.66
                                            =======    =======    =======    =======

Note 4 - Long-Term Debt

         In August 1996, the Company renegotiated the terms of its bank credit facility (the "Bank Credit Facility") primarily to reduce the interest attributable to outstanding debt. The Bank Credit Facility, as amended, permits the Company to borrow up to $600 million of an eight-year, reducing revolving credit facility (the "Facility"). The Company presently has indebtedness outstanding of $315 million and available funds of $285 million under the Facility as of June 30, 1997.

         The commitment of the Facility will begin to reduce in semi-annual installments commencing June 30, 1999 such that the annual commitment reduction will be $30 million in 1999, $120 million per year in years 2000 through 2003, and the remaining $90 million in 2004. As of June 30, 1997, the Company would be required, in 2002, to begin making payments to the extent that the balance outstanding under the Facility exceeds the reduced commitment available and continue making semi-annual installments under the revolving facility through December 31, 2004, at which time the debt will be fully repaid. The Company is required to apply cash proceeds from certain sales of assets which are not reinvested in similar assets to the prepayment of loans. The Bank Credit Facility, as amended, also permits the Company to solicit commitments for an incremental $300 million, eight-year, reducing revolving credit facility (the "Incremental Facility"). Aggregate commitments to the Incremental Facility, if any, will reduce in eight equal semi-annual amounts beginning 2001 and ending 2004.

         The Bank Credit Facility contains covenants restricting or limiting certain activities, including (i) acquisitions and investments, including treasury stock, (ii) incurrence of debt, (iii) distributions and dividends to stockholders, (iv) mergers and sales of assets, (v) prepayments and subordinated indebtedness, and (vi) creations of liens. The Company is required to apply cash proceeds from certain sales of assets which are not reinvested in similar assets and excess cash flow to the prepayment of loans. As security under the Bank Credit Facility, the Company has given a negative pledge on the assets and capital stock of each of its subsidiaries, which own all of the Company's television properties. Such subsidiaries are restricted from making certain distributions or payments to the Company. Under the Bank Credit Facility, the Company must remain in compliance with a series of financial covenants. As of June 30, 1997, the Company was in compliance with all covenants.

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

         Set forth below are the significant factors that contributed to the operating results of the Company for the three and six month periods ending June 30, 1997 and 1996.

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

REVENUES

         Total net revenues consist primarily of national and local time sales, net of sales adjustments and agency commissions, network compensation, barter revenues, revenues from the production of local commercials and sports programming, tower rental revenues, Local Weather Station revenues, and cable retransmission income. Total net revenues increased approximately 10% and 9% for the three and six month periods ended June 30, 1997 compared to the same periods last year.

         Approximately 87% of the Company's total net revenues for the three and six month periods ended June 30, 1997 were derived from net national and net local advertising time sales. Advertising revenues for the second quarter and year to date 1997 increased approximately 9% and 7%, respectively, over the same periods last year. Approximately half of the increase was attributable to the continued ratings strength of the NBC affiliate stations, as well as continued advertising growth in those markets, which led to increased advertising rates for those stations. The increase was also attributable to net advertising growth at the LMA stations and growth in local advertising revenue at station WTNH-TV due to continued improvement in the local economy.

         Network revenue for the quarter and six months ended June 30, 1997 decreased approximately 21% and 5%, respectively, compared to the same periods last year. The decrease was primarily due to the second quarter 1996 recognition of a new network compensation agreement at station WTNH-TV, effective, retroactively, to September 1995.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


         Revenues from the Local Weather Station remained relatively flat when compared to the same periods last year. The Company provides the Local Weather Station to cable operators in all of its markets except New Haven-Hartford and Buffalo, and presently intends to expand this service to additional markets in the future.

OPERATING EXPENSES

         Direct operating expenses for the quarter and six months ended June 30, 1997 increased approximately 3% and 5%, respectively, over the same periods in 1996, due to a change in the syndicated/barter programming mix in the Austin and Dallas-Fort Worth markets and as a result of costs associated with news expansion at several stations, including operational expenses related to the acquisition of a helicopter at station WISH-TV in Indianapolis. Maintaining a strong local news franchise is a key operating strategy for each of the Stations.

         Selling, general and administrative expenses increased approximately 13% and 11% for the three and six month periods ended June 30, 1997, respectively, compared to the same periods last year, due to increased sales compensation resulting from the increase in local revenue, higher promotional expenditures at stations in the Dallas-Fort Worth market aimed at strengthening the Company's position in its largest market, and higher property taxes and insurance costs related to the construction of new towers in several markets.

         Total corporate expenses, which are comprised of costs associated with the centralized management of the Stations, increased approximately 11% and 7% for the three and six month periods ended June 30, 1997, respectively, related primarily to expenses associated with the Company's continuing effort to actively explore acquisition opportunities.

         Amortization of program rights and depreciation expense remained relatively flat for the three and six month periods ended June 30, 1997, when compared to the same periods last year.

         The Company began, in 1995, to construct new facilities and purchase new broadcast equipment to prepare for the upcoming digital transition. During the second quarter of 1997, the Company disposed of towers and other broadcast equipment that could no longer be used with the new technology. The net book loss on this equipment of approximately $2.7 million is reflected on the Company's Consolidated Statements of Income as Tower write-offs.

OPERATING INCOME

         For the reasons discussed above, the Company reported an increase in operating income of $2.2 million and $3.3 million for the three and six month periods ended June 30, 1997, respectively, compared to the same periods last year.

         Interest expense, comprised primarily of interest payable on funds borrowed under the Company's Bank Credit Facility (the "Bank Credit Facility"), decreased approximately 19% and 18% for the three and six month periods ended June 30, 1997, respectively, when compared to the same periods last year, as a result of the renegotiated terms of the Bank Credit Facility and a reduction in the principal outstanding.

         The Company's provision for income taxes increased approximately 17% and 20% for the three and six months periods ended June 30,1997, respectively, compared to the same periods last year, due to

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


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

         The Company's principal source of funds are its operations and its Bank Credit Facility. Net cash provided by operating activities for the six months ended June 30, 1997 was $30.5 million compared to $25.5 million in the same period last year. The increase is primarily due to higher net income. Net cash used in investing activities was $7.9 million for the six months ended June 30, 1997, compared to $17.6 million in 1996 as a result of reduced capital expenditures of $7.4 million and increased proceeds on asset dispositions of $2.5 million. Net cash used in financing activities for the period ended June 30, 1997 was $33.6 million compared to net cash provided by financing activities of $3.5 million in the same period last year. This fluctuation is due primarily to principal payments made on the long-term debt under the Bank Credit Facility.

         In August 1996, the Company renegotiated the terms of its Bank Credit Facility primarily to reduce interest attributable to outstanding debt (See "Note 4 - Long-Term Debt" in the Company's Notes to Consolidated Financial Statements). The Company presently has indebtedness outstanding of $315 million under the Bank Credit Facility and has funds available of approximately $285 million. The Company must also remain in compliance with a series of financial covenants under the Bank Credit Facility. As of June 30, 1997, the Company was in compliance with all covenants.

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

PART II. OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         The Company held its Annual Meeting of Stockholders on May 14, 1997 (the "Annual Meeting"). At the Annual Meeting, the stockholders of the company voted to elect the nominees listed below for one-year terms and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and withheld/abstained with respect to each of the nominees:

                 Nominee                   For              Withheld/Abstained
                 -------                ----------          ------------------

            Richard S. Bodman           27,478,634                307,987
            Dennis J. Carey             27,464,008                322,613
            Gary R. Chapman             27,484,773                301,848
            James D. Daniell            27,462,782                323,839
            Errol A. Harris             27,477,197                309,424
            William G. Herbster         27,484,240                302,381
            Roy M. Huhndorf             27,479,382                307,239
            Wilma H. Jordan             27,483,286                303,335
            Richard W. Kislik           27,483,906                302,715
            Gary A. Swenson             27,463,342                323,279

         The stockholders of the Company also voted on an amendment of the Company's Amended and Restated 1994 Stock Incentive Plan increasing the number of shares of common stock issuable from 2,750,000 to 3,750,000. The following table sets forth the number of votes cast for, against, and abstained with respect to the amendment:

                 For                      Against                Abstained
              ----------                 ---------               ---------

              20,048,442                 7,651,188                 13,930


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

         The Telecommunications Act of 1996 (the "Act"), signed into law on February 8, 1996, made various changes in the Communications Act that will affect the broadcast industry. Among other things and in addition to matters previously mentioned, the Act (i) directs the FCC to increase the national audience reach cap for television from 25% to 35% and to eliminate the 12-station numerical limit; (ii) directs the FCC to review its local broadcast ownership restrictions; (iii) states that, in general, existing LMAs in compliance with applicable FCC regulations are "grandfathered", and that future LMAs are not

PART II. OTHER INFORMATION
ITEM 5.  OTHER INFORMATION (CONTINUED)


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

         On April 3, 1997, the FCC adopted rules for implementing ATV in the United States. These rules are subject to requests for reconsideration and possible judicial review. In certain important respects, e.g., ATV station construction deadlines and termination date for current analog operations, the new ATV rules also will be subject to biennial FCC review and case-by-case waiver requests. In addition, several important matters regarding ATV are to be the subject of future FCC rulemakings, including the question of whether broadcasters who receive ATV licenses shall incur additional public interest obligations. The White House has announced that it intends to create a government-industry committee to make specific ATV public service recommendations to the FCC.

         ATV will improve the technical quality of over-the-air broadcast television and enable broadcasters to offer a wide variety of new services, including high-definition television, multiple standard definition channels, subscription services and data transmission. It may also result in reduced service areas for some stations and interference to existing operations during the initial transitional period. The FCC has granted an ATV license to each commercial broadcast station to operate on a second channel during a transitional period, until the year 2006, after which, absent extensions, either the analog or digital channel must be returned to the government. ATV facilities sufficient to cover each station's community of license must be constructed by May 1, 1999, for stations in the top ten markets affiliated with the four major networks, by November 1, 1999 for all other commercial stations in the top thirty markets, and by May 1, 2002 for all other commercial stations. Exceptions to the deadlines will be granted for various factors beyond the licensee's control. The Company has made a voluntary commitment to the FCC to construct the initial ATV facility for station KXAS in Dallas by November 1, 1998. The Company is in the process of analyzing its ATV channel assignments to determine what impact, if any, these assignments will have on its ATV coverage areas or existing service.

         Implementation of ATV will impose additional costs on television stations providing the new service due to increased equipment costs. The Company estimates that the adoption of ATV would require average capital and operating expenditures of approximately $2 million per station to provide facilities necessary to pass along an ATV signal transmitted by a network with which a station is affiliated. The conversion of a station's equipment enabling it, for example, to produce and transmit its own digital or ATV programming, will be substantially more expensive. The introduction of this new technology will require that consumers purchase new receivers (television sets) for ATV signals, or, if available by that time, adapters for their existing receivers. The FCC has also proposed to assign to full-power ATV stations the channels in the radio band currently occupied by LPTVs and the FCC has proposed to "repack" television signals into a "core" spectrum band (either channels 2-46 or channels 7-51) and auction off the remaining channels to other users. This proposal could adversely affect the service areas of the Stations and the Company's LPTV channels. The Company believes that the implementation of ATV is essential to the long-term viability of the Company and the broadcast industry, but cannot otherwise predict the precise effect this development might have on the Company's business.

         Budget legislation has been passed by the House and Senate and is awaiting Presidential action which would require the FCC to raise revenue for the federal government by auctioning radio frequencies in bands which encompass those currently licensed for use by broadcasters, including those channels used for "auxiliary" purposes, such as remote pickups in electronic news gathering and studio-to-transmitter links. The legislation codifies the FCC's determination that broadcasters return one of their two channels to the federal government by 2006, subject to repacking, though it permits the FCC to grant return-date extensions in markets without certain digital service penetration levels. The legislation requires that the returned channels be auctioned by 2002 and provides for reallocation to other users, e.g., public safety institutions, and/or early auctioning of unutilized spectrum in the band now occupied by television channels 60-69. The Company cannot predict what impact, if any, the implementation of these measures might have on its business.

         The FCC has initiated rulemaking proceedings to consider proposals to relax its television ownership restrictions, including proposals that would permit the ownership, in some circumstances, of two television stations with overlapping service areas and relaxing the rules prohibiting cross-ownership of radio and television stations in the same market. The FCC is also considering in these proceedings whether to adopt new restrictions on television LMAs. The "duopoly" rules currently prevent the Company from acquiring the FCC licenses of its LMA stations, thereby preventing the Company from directly fulfilling its obligations under put options that such LMA stations have with the Company. If the Company should be unable to fulfill its obligation under a put option, it could be required to find an assignee who could perform such obligation. There is no assurance that the Company could find an assignee to fulfill the Company's obligations under the put options on favorable terms. Under the Act, the Company's LMAs were "grandfathered". The precise extent to which the FCC may nevertheless restrict existing LMAs or make them attributable ownership interests is uncertain. In the rulemakings, the FCC has proposed, for example, to make LMAs fully attributable ownership interests and thus prohibited unless the two stations would qualify for dual ownership under certain specified criteria (e.g., VHF-UHF or UHF-UHF combinations; second station is a start-up , failed or failing station) on a case-by-case basis. "Grandfathering" rights for current LMAs which do not qualify for conversion to ownership would be limited to fulfilling the current lease term, with renewal rights and transferability rights eliminated. The Company's LMAs all involve UHF stations which were either start-up stations or were failing financially and would appear to qualify for conversion to ownership under the proposed standards. Nevertheless, it is possible that the FCC could deny the Company the ability to convert its LMAs to full ownership or require the Company to modify its LMAs in ways which impair their viability. Further, if the FCC were to find that one of the Company's LMA stations failed to maintain control over its operations, the licensee of the LMA station and/or the Company could be fined. The Company is unable to predict the ultimate outcome of possible changes to these FCC rules and the impact such FCC rules may have on its broadcasting operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS
         --------

         11.1 Statement Re: Computation of Earnings Per Share (See Note 3 to the consolidated financial statements presented on pages 5 and 6 of this report)

         27       Financial Data Schedule

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


                                                LIN TELEVISION CORPORATION
                                                       (Registrant)




DATED:   August 8, 1997                         /s/ Peter E. Maloney
         ------------------                     --------------------------------
                                                Peter E. Maloney
                                                Vice President of Finance