Form 10-Q
period 1997-09-30
LIN TELEVISION CORP
filed 1997-11-06
CIK 931058

    As filed with the Securities and Exchange Commission on November 6, 1997

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1997.

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

[X]  Yes     [ ]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at October 15, 1997
             -----                        -------------------------------
Common Stock, $0.01 par value                        29,803,943

                           LIN TELEVISION CORPORATION
                                    Form 10-Q
                                Table of Contents

Part I.  Financial Information                                      Page
                                                                    ----

Item 1.  Financial Statements

         Consolidated Balance Sheets                                  2
         Consolidated Statements of Income                            3
         Consolidated Statements of Cash Flows                        4
         Notes to Consolidated Financial Statements                   5

Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition             10

Part II. Other Information

Item 1.  Legal Proceedings                                           14
Item 5.  Other Information - Contingent Matters                      14
Item 6.  Exhibits and Reports on Form 8-K                            17

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

                           LIN Television Corporation
                           Consolidated Balance Sheets
                              (Dollars in thousands)

                                                                        September 30,
                                                                           1997         December 31,
                                                                        (unaudited)         1996
                                                                         -----------    ------------
ASSETS

Current assets:
  Cash and cash equivalents                                              $  25,642       $  27,952
  Accounts receivable, less allowance for doubtful
   accounts (1997 - $2,155; 1996 - $1,960)                                  54,036          52,666
  Program rights                                                            12,441          10,133
  Other current assets                                                       4,350           6,675
                                                                         ---------       ---------
Total current assets                                                        96,469          97,426

Property and equipment, less accumulated depreciation                      103,693         106,441
Program rights and other noncurrent assets                                  12,503          10,427
Equity in joint venture                                                        373             505
Intangible assets, less accumulated amortization
 (1997 - $68,015; 1996 - $59,348)                                          372,479         381,145
                                                                         ---------       ---------
Total assets                                                             $ 585,517       $ 595,944
                                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $   8,416       $   7,593
  Program obligations                                                       13,015          10,724
  Accrued income taxes                                                       1,957           2,518
  Other accruals                                                            24,520          20,023
                                                                         ---------       ---------
Total current liabilities                                                   47,908          40,858

Long-term debt                                                             295,000         350,000
Deferred income taxes                                                       67,083          64,211
Other noncurrent liabilities                                                 2,585           2,427

Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized shares - 15,000,000
    Issued and outstanding shares - none                                         -               -
  Common stock, $.01 par value:
    Authorized shares - 90,000,000
    Issued and outstanding shares - 29,798,000 (29,717,000 in 1996)            298             297
  Treasury stock                                                               (11)              -
  Additional paid-in capital                                               279,041         276,997
  Accumulated deficit                                                     (106,387)       (138,846)
                                                                         ---------       ---------
Total stockholders' equity                                                 172,941         138,448
                                                                         ---------       ---------
Total liabilities and stockholders' equity                               $ 585,517       $ 595,944
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                            LIN TELEVISION CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)

                                              Three Months Ended         Nine Months Ended
                                                 September 30,               September 30,
                                              ------------------         -----------------
                                               1997        1996           1997        1996
                                              -------    -------        --------    --------

Net revenues                                  $71,911    $68,780        $216,878    $201,895
Operating costs and expenses:
  Direct operating                             19,561     19,635          56,094      54,296
  Selling, general and administrative          15,142     14,990          49,385      45,838
  Corporate                                     1,751      1,921           5,301       5,229
  Amortization of program rights                4,025      3,492          11,684      10,902
  Depreciation and amortization of
   intangible assets                            6,303      6,364          19,003      18,988
  Tower write-offs                                  -          -           2,697           -
                                              -------    -------        --------    --------
Total operating costs and expenses             46,782     46,402         144,164     135,253
                                              -------    -------        --------    --------

Operating income                               25,129     22,378          72,714      66,642

Other (income) expense:
  Interest expense                              5,429      6,853          16,652      20,576
  Investment income                              (284)      (409)           (971)       (941)
  Equity in loss of joint venture                 267        633           1,132         633
  Merger expenses                               3,873          -           3,873           -
                                              -------    -------        --------    --------
Total other expense                             9,285      7,077          20,686      20,268
                                              -------    -------        --------    --------
Income before provision for income taxes       15,844     15,301          52,028      46,374
Provision for income taxes                      5,909      5,556          19,406      16,836
                                              -------    -------        --------    --------
Net income                                    $ 9,935    $ 9,745        $ 32,622    $ 29,538
                                              =======    =======        ========    ========

Net income per share                          $  0.32    $  0.32        $   1.07    $   0.98
                                              =======    =======        ========    ========
Weighted average shares outstanding            30,623     30,204          30,470      30,059
                                              =======    =======        ========    ========

                             See accompanying notes

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                           LIN Television Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                              -------------------
                                                                1997         1996
                                                              --------    --------
OPERATING ACTIVITIES:
Net income                                                    $ 32,622    $ 29,538
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization (includes amortization
   of financing costs)                                          19,678      19,764
  Tax benefit from exercises of stock options                        -         422
  Deferred income taxes                                          2,872       4,396
  Net loss (gain) on disposition of assets                       2,248        (205)
  Amortization of program rights                                11,684      10,902
  Program payments                                             (10,044)    (12,181)
  Equity in loss of joint venture                                1,132         633
  Changes in operating assets and liabilities:
    Accounts receivable                                         (1,370)     (2,680)
    Other assets                                                  (436)      4,312
    Liabilities                                                  3,270      (5,762)
                                                              --------    --------
Total adjustments                                               29,034      19,601
                                                              --------    --------
Net cash provided by operating activities                       61,656      49,139
                                                              --------    --------

INVESTING ACTIVITIES:
Capital expenditures                                           (12,970)    (22,382)
Asset dispositions                                               3,133         636
Investment in joint venture                                     (1,000)       (750)
                                                              --------    --------
Net cash used in investing activities                          (10,837)    (22,496)
                                                              --------    --------

FINANCING ACTIVITIES:
Proceeds from exercises of stock options and from
 sale of Employee Stock Purchase Plan shares                     2,687       4,072
Treasury stock purchases                                          (816)          -
Principal payments on long-term debt                           (55,000)    (22,000)
Loan fees incurred on long-term debt                                 -        (810)
                                                              --------    --------
Net cash used in financing activities                          (53,129)    (18,738)
                                                              --------    --------
Net (decrease) increase in cash and cash equivalents            (2,310)      7,905
                                                              --------    --------
Cash and cash equivalents at the beginning of the period        27,952      18,025
                                                              --------    --------
Cash and cash equivalents at the end of the period            $ 25,642    $ 25,930
                                                              ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
   Interest                                                   $ 16,104    $ 23,097
   Income taxes                                               $ 20,062    $ 16,629


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (unaudited)


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

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Proposed Merger

     The Company and newly formed affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") known as Ranger Holdings Corp. and Ranger Acquisition Company have entered into an agreement and plan of merger dated as of August 12, 1997, and amended by an Amendment dated as of October 21, 1997, (the "Merger Agreement"), pursuant to which Ranger Acquisition Company will be merged with and into the Company (the "Merger").

     Under the Merger Agreement, affiliates of Hicks Muse have agreed to acquire the Company for $55.00 per share in cash, plus an additional amount per share of 8% per annum on $55.00 (approximately $0.36 per share per month) from February 15, 1998 through the completion of the transaction. The total transaction value is approximately $1.9 billion, which includes the assumption of approximately $260 million of debt (net of cash).

     It is expected that a meeting of the Company's stockholders to vote on the Merger will take place no later than January, 1998. If the Merger is approved by stockholders and certain other conditions are satisfied, the transaction is expected to close in early 1998. If the Merger becomes effective on May 1, 1998, the purchase price adjusted to include the incremental amount would be $55.90 in cash per share.

     Contemporaneously, AT&T Corp. ("AT&T"), Hicks Muse and the Company have entered into an agreement pursuant to which AT&T will sell its 100%-owned television station WOOD-TV (Grand Rapids, Michigan), together with its local marketing agreement ("LMA") with WOTV, for a net purchase price of approximately $122.5 million, subject to certain adjustments, to a Hicks Muse affiliate when the Merger occurs. If the Merger does not occur, the Company will purchase WOOD-TV and its local marketing agreement with WOTV for that amount. The WOOD-TV agreement is not subject to Company stockholder approval.

     Hicks Muse and National Broadcasting Company, Inc. ("NBC") have entered into a letter agreement which contemplates the formation of a partnership to hold KXAS-TV, Channel 5 in Dallas, Texas and KNSD-TV, Channels 7 and 39 in San Diego, California. NBC will hold a majority interest in

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (unaudited)

Note 2 - Proposed Merger (continued)

the partnership and manage both stations. NBC agreed to keep its affiliation agreements with the Company in effect following completion of the Merger.

     Completion of the Merger is subject to various conditions, including approval by the Federal Communications Commission of the transfer of the Company's broadcast licenses, approval of the Merger by the holders of a majority of the outstanding shares of LIN Television common stock, other than shares (representing approximately 45% of the outstanding shares) owned by AT&T, present at the stockholders meeting at which the Merger is voted upon, as well as funding of the transaction under debt and equity commitments. AT&T has agreed that it will vote its LIN Television shares in favor of the Merger only if the Merger is approved by the holders of a majority of the outstanding LIN Television shares, other than those owned by AT&T, present at the stockholders meeting. Cook Inlet Corp., the holder of approximately 5% of the outstanding LIN Television shares, has agreed to vote the shares it holds at the time of the stockholders meeting in favor of the Merger. In addition, Cook Inlet and AT&T have terminated a pre-existing agreement with respect to the voting of their shares regarding the election of directors. The Company may terminate the Merger Agreement prior to receipt of the stockholder approval and accept a proposal determined by its Board of Directors to be more favorable to the Company's stockholders than the Merger, subject to the payment of a termination fee to Hicks Muse.

     In connection with the spin-off of the Company from LIN Broadcasting Corporation in December 1994, the Company and the predecessor of a subsidiary of AT&T entered into a private market value guarantee, which, among other things, provides for an appraisal and sale of the Company in 1998. Under the guarantee, appraisers would have determined a private market value of the Company and AT&T would have had the option to purchase, at the appraised price, the approximately 55% of the Company it does not own. If AT&T were to decline to exercise its option, the Company (including AT&T's approximately 45%) would be put up for sale under the direction of the Company's independent directors. Under the terms of an amendment to the guarantee, AT&T has relinquished its option to purchase the approximately 55% of the Company it currently does not own, the requirement that appraisers be appointed has been eliminated, and the commencement date of any sale process under the guarantee has been deferred and will only occur if the Merger does not occur.

Note 3 - Commitments and Contingencies

     On September 4, 1997, the Company announced that it had learned of four lawsuits regarding the Merger. The Company and its directors are defendants in all of the lawsuits. AT&T is a defendant in three of the lawsuits, and Hicks Muse is a defendant in one of the lawsuits. Each of the lawsuits was filed by a shareholder seeking to represent a putative class of all the Company's public shareholders. Three of the four lawsuits were filed in Delaware Chancery Court, New Castle County, while the fourth lawsuit was filed in New York Supreme Court, New York County.

     While the allegations of each complaint are not identical, all of the lawsuits basically assert that the Merger is not in the interests of the Company's public shareholders. All of the complaints allege breach of fiduciary duty in approving the Merger. Two of the complaints also allege breach of fiduciary duty in connection with the proposed sale of the television station WOOD-TV by AT&T to Hicks Muse and the amendment to a Private Market Value Guarantee Agreement that was entered into simultaneously

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (unaudited)


Note 3 - Commitments and Contingencies (continued)

with the Merger Agreement. The complaints seek the preliminary and permanent enjoinment of the Merger or alternatively seek damages in an undetermined amount.

     While the Company intends to vigorously defend against the allegations in each complaint and believes each lawsuit is without merit, these lawsuits are in the earliest stages and the Company is unable to determine the likelihood and possible impact on the Company's financial condition or results of operations of unfavorable outcomes.

Note 4 - Impact of Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (Statement 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase of $0.02 or less in primary earnings per share for the three and nine month periods ended September 30, 1997 and 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") effective for years beginning after December 15, 1997. SFAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. SFAS 131 also requires information about revenues from products or services, countries where the company has operations or assets and major customers. The Company does not expect the adoption of SFAS 131 to have a material impact on financial statement disclosures.

Note 5 - Net Income Per Share

     Net income per share is calculated by dividing the income attributable to common shares by the weighted average number of common shares outstanding during each of the periods, computed under the treasury stock method. Net income per share for the three and nine month periods ending September 30, 1997 and 1996, respectively, is computed as follows (amounts in thousands, except per share data):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (unaudited)


Note 5 - Net Income Per Share (continued)

                                                 Three Months Ended      Nine Months Ended
                                                     September 30,          September 30,
                                                 ------------------      -----------------
                                                   1997       1996         1997       1996
                                                 -------    -------      -------    -------
Primary:
   Average shares outstanding                     29,791     29,671       29,768     29,609
   Net effect of dilutive stock options-
     based on the treasury stock method
     using average market price                      832        533          701        450
                                                 -------    -------      -------    -------

   Totals                                         30,623     30,204       30,470     30,059
                                                 =======    =======      =======    =======
   Net income                                    $ 9,935    $ 9,745      $32,622    $29,538
                                                 =======    =======      =======    =======
   Per share amount                              $  0.32    $  0.32      $  1.07    $  0.98
                                                 =======    =======      =======    =======

Fully diluted:
   Average shares outstanding                     29,791     29,671       29,768     29,609
   Net effect of dilutive stock options-
   based on the treasury stock method
   using closing market price, if higher
   than average market price                         832        676          825        674
                                                 -------    -------      -------    -------

   Totals                                         30,623     30,347       30,594     30,283
                                                 =======    =======      =======    =======
   Net income                                    $ 9,935    $ 9,745      $32,622    $29,538
                                                 =======    =======      =======    =======
   Per share amount                              $  0.32    $  0.32      $  1.07    $  0.98
                                                 =======    =======      =======    =======

Note 6 - Long-Term Debt

     The Company's bank credit facility (the "Bank Credit Facility") permits the Company to borrow up to $600 million of an eight-year, reducing revolving credit facility (the "Facility"). The Company presently has indebtedness outstanding of $295 million and available funds of $305 million under the Facility as of September 30, 1997.

     The commitment of the Facility will begin to reduce in semi-annual installments commencing June 30, 1999 such that the annual commitment reduction will be $30 million in 1999, $120 million per year in years 2000 through 2003, and the remaining $90 million in 2004. As of September 30, 1997, the Company would be required, in 2002, to begin making payments to the extent that the balance outstanding under the Facility exceeds the reduced commitment available and continue making semi-annual installments under the revolving facility through December 31, 2004, at which time the debt will be fully repaid. The Company is required to apply cash proceeds from certain sales of assets which are not reinvested in similar assets to the prepayment of loans. The Bank Credit Facility also permits the Company to solicit commitments for an incremental $300 million, eight-year, reducing revolving credit facility (the "Incremental Facility"). Aggregate commitments to the Incremental Facility, if any, will reduce in eight equal semi-annual amounts beginning 2001 and ending 2004. The Bank Credit Facility contains covenants restricting or limiting certain activities, including (i) acquisitions and investments,

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                           LIN TELEVISION CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (unaudited)

Note 6 - Long-Term Debt (continued)

including treasury stock, (ii) incurrence of debt, (iii) distributions and dividends to stockholders, (iv) mergers and sales of assets, (v) prepayments and subordinated indebtedness, and (vi) creations of liens. The Company is required to apply cash proceeds from certain sales of assets which are not reinvested in similar assets and excess cash flow to the prepayment of loans. As security under the Bank Credit Facility, the Company has given a negative pledge on the assets and capital stock of each of its subsidiaries, which own all of the Company's television properties. Such subsidiaries are restricted from making certain distributions or payments to the Company. Under the Bank Credit Facility, the Company must remain in compliance with a series of financial covenants. As of September 30, 1997, the Company was in compliance with all covenants.

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

RECENT DEVELOPMENTS

     On August 12, 1997 the Company and newly formed affiliates of Hicks Muse known as Ranger Holdings Corp. and Ranger Acquisition Company entered into a Merger Agreement, as amended, pursuant to which Ranger Acquisition Company will be merged with and into the Company (see "Note 2-Proposed Merger" of the Company's Notes to Consolidated Financial Statements).

     Set forth below are the significant factors that contributed to the operating results of the Company for the three and nine month periods ending September 30, 1997 and 1996.

RESULTS OF OPERATIONS

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

REVENUES

     Total net revenues consist primarily of national and local time sales, net of sales adjustments and agency commissions, network compensation, barter revenues, revenues from the production of local commercials and sports programming, tower rental revenues, Local Weather Station revenues, and cable retransmission income. Total net revenues increased approximately 5% and 7% for the three and nine month periods ended September 30, 1997 compared to the same periods last year.

     Approximately 85% and 86% of the Company's total net revenues for the three and nine month periods ended September 30, 1997, respectively, were derived from net national and net local advertising time sales. Advertising revenues for the third quarter 1997 were flat with last year and, for the nine months ended September 30, 1997, increased approximately 5% over the same period last year. The increase was attributable to growth in local advertising revenue at station WTNH-TV due to continued improvement in that station's local economy, and to net advertising growth at the LMA stations. The increase was also attributable to the continued ratings strength of the NBC affiliate stations, as well as continued advertising growth in those markets, which led to increased advertising rates for those stations

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

even when compared to incremental net revenue derived from the broadcast of the Summer Olympics in the third quarter of 1996.

     Network revenue for the quarter ended September 30, 1997 increased approximately 5% due to additional network compensible programming at the NBC affiliates. For the nine months ended September 30, 1997, network revenue decreased approximately 2% compared to the same period last year due primarily to the second quarter 1996 recognition of a new network compensation agreement at station WTNH-TV, effective, retroactively, to September 1995, offset, slightly, by the increased network clearance by the NBC affiliate stations.

     Revenues from the Local Weather Station remained relatively flat when compared to the same periods last year. The Company provides the Local Weather Station to cable operators in all of its markets except New Haven-Hartford and Buffalo, and presently intends to expand this service to additional markets in the future.

OPERATING EXPENSES

     Direct operating expenses for the quarter remained relatively flat when compared to last year and increased approximately 3% for the nine months ended September 30, 1997 over the same period in 1996, due to costs associated with news expansion at several stations, including operational expenses related to the acquisition of a helicopter at station WISH-TV in Indianapolis. Maintaining a strong local news franchise is a key operating strategy for each of the Stations. The increase was also a result of a change in the syndicated/barter programming mix primarily in the Austin and Dallas-Fort Worth markets.

     Selling, general and administrative expenses for the quarter remained relatively flat when compared to last year and increased approximately 8% for the nine months ended September 30, 1997 over the same period in 1996 due to increased sales compensation resulting from the increase in local revenue, higher promotional expenditures at stations in the Dallas-Fort Worth market aimed at strengthening the Company's position in its largest market, and higher property taxes and insurance costs related to the construction of new towers in several markets.

     Total corporate expenses, which are comprised of costs associated with the centralized management of the Stations, decreased approximately 9% for the three month period ended September 30, 1997, related primarily to the engagement of investment banking firms in the third quarter of 1996 to help the Company's Board evaluate acquisition opportunities. Corporate expenses for the nine months ended September 30, 1997 remained relatively flat when compared with the same period last year.

     Amortization of program rights for the quarter and nine months ended September 30, 1997 increased approximately 15% and 7%, respectively, as a result of new programming purchases at station WTNH-TV and programming write-offs at LMA stations KNVA-TV and WBNE-TV.

     Depreciation and amortization of intangible assets remained relatively flat for the three and nine month periods ended September 30, 1997, when compared to the same periods last year.

     The Company began, in 1995, to construct new facilities and purchase new broadcast equipment to prepare for the upcoming digital transition (see "Other Information - Contingent Matters"). During the second quarter of 1997, the Company disposed of towers and other broadcast equipment that could no longer be used with the new technology. The net book loss on this equipment of approximately $2.7 million is reflected on the Company's Consolidated Statements of Income as Tower write-offs.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


OPERATING INCOME

     For the reasons discussed above, the Company reported an increase in operating income of $2.8 million and $6.1 million for the three and nine month periods ended September 30, 1997, respectively, compared to the same periods last year.

     Interest expense, comprised primarily of interest payable on funds borrowed under the Company's Bank Credit Facility (the "Bank Credit Facility"), decreased approximately 21% and 19% for the three and nine month periods ended September 30, 1997, respectively, when compared to the same periods last year, as a result of the renegotiated terms of the Bank Credit Facility and a reduction in the principal outstanding.

     During the third quarter of 1997 the Company incurred financial advisory fees and regulatory filing fees in connection with the Merger. These expenses of approximately $3.9 million are reflected on the Company's Consolidated Statements of Income as Merger Expenses.

     The Company's provision for income taxes increased approximately 6% and 15% for the three and nine month periods ended September 30,1997, respectively, compared to the same periods last year, due to higher income before taxes and an increase in the Company's effective tax rate.

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

     The Company's principal source of funds are its operations and its Bank Credit Facility. Net cash provided by operating activities for the nine months ended September 30, 1997 was $61.7 million compared to $49.1 million in the same period last year. The increase is primarily due to higher net income and a reduction in the amount paid for interest. Net cash used in investing activities was $10.8 million for the nine months ended September 30, 1997, compared to $22.5 million in 1996 as a result of reduced capital expenditures of $9.4 million and increased proceeds on asset dispositions of $2.5 million. Net cash used in financing activities for the period ended September 30, 1997 was $53.1 million compared to $18.7 million in the same period last year. This fluctuation is due primarily to an increase in principal payments on long-term debt under the Bank Credit Facility.

     The Company presently has indebtedness outstanding of $295 million under the Bank Credit Facility and has funds available of approximately $305 million. The Company must also remain in compliance with a series of financial covenants under the Bank Credit Facility. As of September 30, 1997, the Company was in compliance with all covenants.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS


     On September 4, 1997, the Company announced that it had learned of four lawsuits regarding the Merger. The Company and its directors are defendants in all of the lawsuits. AT&T is a defendant in three of the lawsuits, and Hicks Muse is a defendant in one of the lawsuits. Each of the lawsuits was filed by a shareholder seeking to represent a putative class of all the Company's public shareholders. Three of the four lawsuits were filed in Delaware Chancery Court, New Castle County, while the fourth lawsuit was filed in New York Supreme Court, New York County.

     While the allegations of each complaint are not identical, all of the lawsuits basically assert that the Merger is not in the interests of the Company's public shareholders. All of the complaints allege breach of fiduciary duty in approving the Merger. Two of the complaints also allege breach of fiduciary duty in connection with the proposed sale of the television station WOOD-TV by AT&T to Hicks Muse and the amendment to a Private Market Value Guarantee Agreement that was entered into simultaneously with the Merger Agreement. The complaints seek the preliminary and permanent enjoinment of the Merger or alternatively seek damages in an undetermined amount.

     While the Company intends to vigorously defend against the allegations in each complaint and believes each lawsuit is without merit, these lawsuits are in the earliest stages and the Company is unable to determine the likelihood and possible impact on the Company's financial condition or results of operations of unfavorable outcomes.

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

     The Telecommunications Act of 1996 (the "Act"), signed into law on February 8, 1996, made various changes in the Communications Act that will affect the broadcast industry. Among other things and in addition to matters previously mentioned, the Act (i) directs the FCC to increase the national audience reach cap for television from 25% to 35% and to eliminate the 12-station numerical limit; (ii) directs the FCC to review its local broadcast ownership restrictions; (iii) states that, in general, existing LMAs in compliance with applicable FCC regulations are "grandfathered", and that future LMAs are not inconsistent with the Act so long as they comply with applicable FCC regulations; (iv) directs the FCC to extend its liberal policy of permitting waivers of its television/radio cross-ownership restriction to proposed combinations in the top 50 markets; (v) lifts the statutory ban on cable-broadcast cross-ownership but does not direct the FCC to eliminate its parallel FCC rule prohibition; (vi) repeals the statutory ban against telephone companies providing video programming in their own service areas; and (vii) permits but does not require the FCC to award to broadcasters a second channel for digital television or Advanced Television ("ATV") and other digital services and imposes a fee on subscription based services.

         CONTINGENT MATTERS (CONTINUED)


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

     Budget legislation recently passed by the House and Senate and signed by the President requires the FCC to raise revenue for the federal government by auctioning radio frequencies in bands which encompass those currently licensed for use by broadcasters, including those channels used for "auxiliary" purposes, such as remote pickups in electronic news gathering and studio-to-transmitter links. The legislation codifies the FCC's determination that broadcasters return one of their two channels to the federal government by 2006, subject to repacking, though it permits the FCC to grant return-date extensions in markets without certain digital service penetration levels. The legislation requires that the returned channels be auctioned by 2002 and provides for reallocation to other users, e.g., public safety institutions, and/or early auctioning of unutilized spectrum in the band now occupied by television

         CONTINGENT MATTERS (CONTINUED)


channels 60 - 69. The Company cannot predict what impact, if any, the implementation of these measures might have on its business.

     The FCC has initiated rulemaking proceedings to consider proposals to relax its television ownership restrictions, including proposals that would permit the ownership, in some circumstances, of two television stations with overlapping service areas and relaxing the rules prohibiting cross-ownership of radio and television stations in the same market. The FCC is also considering in these proceedings whether to adopt new restrictions on television LMAs. The "duopoly" rules currently prevent the Company from acquiring the FCC licenses of its LMA stations, thereby preventing the Company from directly fulfilling its obligations under put options that such LMA stations have with the Company. If the Company should be unable to fulfill its obligation under a put option, it could be required to find an assignee who could perform such obligation. There is no assurance that the Company could find an assignee to fulfill the Company's obligations under the put options on favorable terms. Under the Act, the Company's LMAs were "grandfathered". The precise extent to which the FCC may nevertheless restrict existing LMAs or make them attributable ownership interests is uncertain. In the rulemakings, the FCC has proposed, for example, to make LMAs fully attributable ownership interests and thus prohibited unless the two stations would qualify for dual ownership under certain specified criteria (e.g., VHF-UHF or UHF-UHF combinations; second station is a start-up, failed or failing station) on a case-by-case basis. "Grandfathering" rights for current LMAs which do not qualify for conversion to ownership would be limited to fulfilling the current lease term, with renewal rights and transferability rights eliminated. The Company's LMAs all involve UHF stations which were either start-up stations or were failing financially and would appear to qualify for conversion to ownership under the proposed standards. Nevertheless, it is possible that the FCC could deny the Company the ability to convert its LMAs to full ownership or require the Company to modify its LMAs in ways which impair their viability. Further, if the FCC were to find that one of the Company's LMA stations failed to maintain control over its operations, the licensee of the LMA station and/or the Company could be fined. The Company is unable to predict the ultimate outcome of possible changes to these FCC rules and the impact such FCC rules may have on its broadcasting operations.

     In accordance with FCC rules, regulations and policies, all of the Company's LMAs allow preemptions of the Company's programming by the owner-operator and FCC licensee of each station with which the Company has an LMA. Accordingly, the Company cannot be assured that it will be able to air all of the programming expected to be aired on those stations with which it has an LMA or that the Company will receive the anticipated advertising revenue from the sale of advertising spots in such programming. Although the Company believes that the terms and conditions of each of its LMAs will enable the Company to air its programming and utilize the programming and other non-broadcast license assets acquired for use on the LMA stations, there can be no assurance that early termination of the LMAs or unanticipated termination of all or a significant portion of the programming by the owner-operator and FCC licensee will not occur. An early termination of one of the Company's LMAs, or repeated and material preemptions of programming thereunder, could adversely affect the Company's operations.

     The Company cannot predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

     11.1 Statement Re: Computation of Earnings Per Share (See Note 5 to the consolidated financial statements presented on pages 7-8 of this report)

     27    Financial Data Schedule

     REPORTS ON FORM 8-K

     The Company filed a Form 8-K and a Form 8-K/A dated August 12, 1997, which reported under Item 5 that the Company and newly formed affiliates of Hicks Muse entered into an Agreement and Plan of Merger (the "Merger Agreement"), that AT&T Corp., Hicks Muse and the Company entered into an agreement pursuant to which AT&T would sell WOOD-TV, together with its LMA with WOTV, to an affiliate of Hicks Muse or to the Company, and that the Private Market Value Guarantee Agreement between the Company and a predecessor of a subsidiary of AT&T had been amended.

     The Company also filed a Form 8-K dated October 21, 1997, which reported under Item 5 that the Company and Hicks Muse entered into an amendment, dated as of October 21, 1997 to the previously announced Merger Agreement dated as of August 12, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LIN TELEVISION CORPORATION
                                                      (Registrant)




DATED:   November   6, 1997                     /s/ Peter E. Maloney
         ------------------                     --------------------------------
                                                Peter E. Maloney
                                                Vice President of Finance