Form 10-K405/A
period 1996-09-30
LIN TELEVISION CORP
filed 1997-11-18
CIK 931058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


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

This Amendment No. 1 on Form 10-K/A to Form 10-K for the fiscal year ended December 31, 1996 (as amended, the "Report"), is being filed to amend and restate Item 8 and Exhibit 23.1 to the Report. Item 8 and Exhibit 23.1 are hereby amended and restated in their entirety. The other items and exhibits are not being amended and have been previously filed with the Securities and Exchange Commission with the Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements and supplementary data, together with the report of Ernst & Young LLP, independent auditors, are included elsewhere herein. Reference is made to the "Index to Financial Statements" immediately preceding page F-1.

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Providence, Rhode Island, on the 18th day of November, 1997.



                                       LIN TELEVISION CORPORATION

                                       By: /s/ Gary R. Chapman
                                           -------------------------------------
                                           Gary R. Chapman
                                           President and Chief Executive Officer



INDEX TO FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors.......................    F-1
Consolidated Balance Sheets.............................................    F-2
Consolidated Statements of Income.......................................    F-3
Consolidated Statements of Stockholders' Equity ........................    F-4
Consolidated Statements of Cash Flows...................................    F-5
Notes to the Consolidated Financial Statements..........................    F-6
Financial Statement Schedules
  I -Condensed Financial Information of Registrant......................    S-1
 II -Valuation and Qualifying Accounts for the Years Ended
     December 31, 1996, 1995, and 1994..................................    S-5


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





                                               /s/ Ernst & Young, LLP
                                               ----------------------
Fort Worth, Texas
January 17, 1997

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

3.   PROPERTY AND EQUIPMENT

The major classifications of property and equipment at December 31 were as follows:



                                                 1996                1995
                                                       (In thousands)
Land                                           $ 11,533            $ 11,623
Buildings                                        34,677              32,723
Broadcasting equipment                          122,807             103,834
                                               ----------------------------
                                                169,017             148,180
Less accumulated depreciation                    62,576              52,610
                                               ----------------------------
                                               $106,441            $ 95,570
                                               ============================

4.   LONG-TERM DEBT

Long-term debt consisted of the following at December 31:


                                                  1996              1995
                                                      (In thousands)
      Term credit facility                     $      -           $175,000
      Revolving credit facility                 350,000            212,000
                                               ---------------------------
                                               $350,000           $387,000
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
                                     ========================================


The following table reconciles the amount that would be provided by applying the 35% federal statutory rate to income before income tax expense to the actual income tax expense:


                                              1996           1995          1994
                                                       (In thousands)
Expense assuming federal statutory rate    $25,528        $20,896        $17,819
State taxes, net of federal tax benefit        962            793          1,226
Amortization                                 1,077            740            628
Other                                       (1,091)          (755)            53
                                           -------------------------------------
                                           $26,476        $21,674        $19,726
                                           =====================================

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

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           LIN TELEVISION CORPORATION

                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


ASSETS                                                           December 31,
                                                             1996         1995
                                                         -----------------------
Current assets:
   Cash and cash equivalents                             $     16        $    16
   Other current assets                                       402            465
                                                         -----------------------
Total current assets                                          418            481

Property and equipment, less accumulated
   depreciation                                               430            563
Program rights and other noncurrent assets                    428             10
Investments in wholly-owned subsidiaries                  137,925         86,679
                                                         -----------------------
Total assets                                             $139,201        $87,733
                                                         =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and other current liabilities        $    817        $ 1,299

Deferred income taxes                                         (64)            --

Stockholders' equity:
   Common stock                                               297            295
   Other stockholders' equity                             138,151         86,139
                                                         -----------------------
Total stockholders' equity                                138,448         86,434
                                                         -----------------------
Total liabilities and stockholders' equity               $139,201        $87,733
                                                         =======================




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
                                                       ========================================


                             See accompanying notes.

                           LIN TELEVISION CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Year Ended December 31,
                                                           1996        1995        1994
                                                        ---------------------------------
Net cash used in operating activities                   $  (731)    $  (161)    $ (14,290)

INVESTING ACTIVITIES

Capital expenditures                                        (39)       (610)           (7)
Dividends received from subsidiaries                         --          --       354,395
Acquisitions                                                 --          --      (120,234)
Contribution to subsidiary                               (4,032)     (4,374)      (16,391)
                                                        ---------------------------------
Net cash provided by (used in) investing activities      (4,071)     (4,984)      217,763

FINANCING ACTIVITIES

Proceeds from exercise of stock options and
    Employee Stock Purchase Plan shares                   4,802       5,147           116
Principal payments on long-term debt                         --          --      (222,088)
                                                        ---------------------------------
Net cash provided by (used in) financing activities       4,802       5,147      (221,972)
                                                        ---------------------------------
Net increase (decrease) in cash and cash equivalents         --           2       (18,499)
Cash and cash equivalents at beginning of the year           16          14        18,513
                                                        ---------------------------------
Cash and cash equivalents at end of the year            $    16     $    16     $      14
                                                        =================================



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