Form 10-Q
period 2000-09-30
LIN TELEVISION CORP; LIN HOLDINGS CORP
filed 2000-11-14
CIK 931058, 1062707

   As filed with the Securities and Exchange Commission on November 14, 2000.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from_______________to_______________


Commission File Number: 333-54003-06          Commission File Number: 000-25206
                        ------------                                  ---------

       LIN HOLDINGS CORP.                     LIN TELEVISION CORPORATION
----------------------------                 ----------------------------
(Exact name of registrant as                 (Exact name of registrant as
  specified in its charter)                    specified in its charter)


              DELAWARE                                   DELAWARE
              --------                                   --------
     (State or other jurisdiction of            (State or other jurisdiction of
     incorporation or organization)              incorporation or organization)

           75-2733097                                  13-3581627
           ----------                                  ----------
(I.R.S. Employer Identification No.)       (I.R.S. Employer Identification No.)


          1 RICHMOND SQUARE, SUITE 230E, PROVIDENCE, RHODE ISLAND 02906
          -------------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)

                                 (401) 454-2880
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrants (1) have filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

[X] Yes     [ ] No

NOTE:

10-Q presents results for the two registrants rather than just the parent company on a fully consolidated basis.

1,000 Shares of LIN Holdings Corp.'s Common Stock, par value $.01 per share, and 1,000 shares of LIN Television Corporation's Common Stock, par value $.01 per share, were outstanding as of November 14, 2000.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.  Financial Statements

         LIN HOLDINGS CORP.
         Condensed Consolidated Balance Sheets                               1
         Condensed Consolidated Statements of Operations                     2
         Condensed Consolidated Statements of Cash Flows                     3
         Notes to Condensed Consolidated Financial Statements                4

         LIN TELEVISION CORPORATION
         Condensed Consolidated Balance Sheets                              10
         Condensed Consolidated Statements of Operations                    11
         Condensed Consolidated Statements of Cash Flows                    12
         Notes to Condensed Consolidated Financial Statements               13

Item 2.  Management's Discussion and Analysis of Results of Operations
         And Financial Condition                                            19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         23

Part II. Other Information

Item 1.  Legal Proceedings                                                  24
Item 6.  Exhibits and Reports on Form 8-K                                   24

                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                               LIN HOLDINGS CORP.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                       (In thousands, except share data)


                                                       September 30,          December 31,
                                                           2000                    1999
                                                       -------------          -----------
ASSETS
Current assets:
  Cash and cash equivalents                             $    15,980           $    17,699
  Accounts receivable, less allowance
    for doubtful accounts
    (2000 - $1,791; 1999 - $1,918)                           58,790                55,515
  Program rights                                             17,945                13,601
  Other current assets                                        3,952                 6,988
                                                        -----------           -----------
  Total current assets                                       96,667                93,803
Property and equipment, net                                 160,646               144,882
Deferred financing costs                                     37,618                41,553
Investment in joint ventures                                 88,692                65,771
Investment in Southwest Sports Group,
  at cost plus accrued interest                              52,250                50,000
Program rights                                                4,203                 4,552
Intangible assets, net                                    1,608,295             1,546,392
Other assets                                                  6,964                 5,732
                                                        -----------           -----------
     Total Assets                                       $ 2,055,335           $ 1,952,685
                                                        ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $    11,855           $     7,477
  Program obligations                                        17,498                13,336
  Accrued income taxes                                        4,267                 4,750
  Current portion of long-term debt                          18,721                15,805
  Accrued interest expense                                    4,615                10,494
  Other accruals                                             18,421                21,895
                                                        -----------           -----------
     Total current liabilities                               75,377                73,757
Long-term debt, excluding current portion                   980,698               841,821
Deferred income taxes                                       524,239               524,323
Program obligations                                           4,795                 5,819
Other liabilities                                             6,822                 7,050
                                                        -----------           -----------
     Total liabilities                                    1,591,931             1,452,770
                                                        -----------           -----------
Commitments and Contingencies (Note 7)

Stockholders' equity:
  Preferred stock, $0.01 par value:
     No Shares Authorized                                        --                    --
  Common stock, $0.01 par value: 1,000 shares
     authorized, issued and outstanding                          --                    --
  Additional paid-in capital                                561,192               561,200
  Accumulated deficit                                       (97,788)              (61,285)
                                                        -----------           -----------
     Total stockholders' equity                             463,404               499,915
                                                        -----------           -----------
        Total liabilities and
           stockholders' equity                         $ 2,055,335           $ 1,952,685
                                                        ===========           ===========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               LIN HOLDINGS CORP.
                Condensed Consolidated Statements of Operations
                                 (In thousands)
                                  (Unaudited)

                                               Three Months     Three Months      Nine Months       Nine Months
                                                   Ended           Ended             Ended             Ended
                                               September 30,    September 30,     September 30,     September 30,
                                                   2000             1999              2000              1999
                                               -------------    -------------     -------------     -------------
Net revenues                                     $ 72,094         $ 52,377          $ 209,166         $ 153,616

Operating costs and expenses:
  Direct operating                                 20,209           14,325             57,961            40,964
  Selling, general and administrative              15,872           11,187             46,989            35,337
  Corporate                                         2,630            2,440              7,166             6,353
  KXTX management fee                                   -                -                  -             1,178
  Amortization of program rights                    5,395            3,340             15,736             9,970
  Depreciation and amortization of
     intangible assets                             16,784           14,752             48,095            42,754
                                                 --------         --------          ---------         ---------
Total operating costs and expenses                 60,890           46,044            175,947           136,556
                                                 --------         --------          ---------         ---------
Operating income                                   11,204            6,333             33,219            17,060
Other (income) expense:
  Interest expense                                 24,926           17,040             68,070            49,171
  Investment income                                  (958)            (938)            (3,010)           (2,237)
  Share of (income) loss in joint ventures           (401)           1,693                 36             3,811
  Loss on exchange of WAND-TV                           -                -              2,720                 -
  Loss on disposition of KXTX-TV                        -                -                  -             2,212
  Other, net                                         (160)             137               (148)             (157)
                                                 --------         --------          ---------         ---------
Total other expense, net                           23,407           17,932             67,668            52,800
                                                 --------         --------          ---------         ---------
Loss before provision for (benefit from)
  income taxes                                    (12,203)         (11,599)           (34,449)          (35,740)
Provision for (benefit from) income taxes          (4,872)            (937)             2,054            (3,109)
                                                 --------         --------          ---------         ---------
Net loss                                         $ (7,331)        $(10,662)         $ (36,503)        $ (32,631)
                                                 ========         ========          =========         =========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               LIN HOLDINGS CORP.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                        Nine Months           Nine Months
                                                           Ended                 Ended
                                                    September 30, 2000     September 30, 1999
                                                    ------------------     ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               $  31,296             $   6,883

INVESTING ACTIVITIES:
Capital expenditures                                      (20,058)              (14,403)
Proceeds from asset disposals                                  --                 6,560
Liquidating dividend on investment in SSDB                     --                 5,066
Investment in Banks Broadcasting, Inc.                     (7,625)               (2,229)
Acquisition of WWLP-TV, net of cash acquired             (125,878)                   --
Acquisition of WOOD-TV and WOTV-TV,
  net of cash acquired                                         --              (118,100)
Local Marketing Agreement Expenditures                     (3,250)                   --
                                                        ---------             ---------
NET CASH USED IN INVESTING ACTIVITIES                    (156,811)             (123,106)
                                                        ---------             ---------
FINANCING ACTIVITIES:
Net payments on exercises of phantom
  stock units and issuance of employee stock
  purchase plan shares                                         (8)                 (171)
Principal payments on long-term debt                      (24,196)              (16,209)
Proceeds from long-term debt                               20,000               111,000
Proceeds from long-term debt related
  to the acquisition of WWLP-TV                           128,000                    --
                                                        ---------             ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 123,796                94,620
                                                        ---------             ---------
Net decrease in cash and cash equivalents                  (1,719)              (21,603)
Cash and cash equivalents at the beginning
  of the period                                            17,699                41,349
                                                        ---------             ---------
Cash and cash equivalents at the end
  of the period                                         $  15,980             $  19,746
                                                        =========             =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Value of preferred units received on
  disposal of KXTX-TV                                   $      --             $  47,000
                                                        =========             =========
In March 2000, WGRC, Inc., a subsidiary
  of WWLP Holdings, Inc., acquired WWLP-TV
  for approximately $128.0 million. For
  accounting purposes only, the cash flows
  of WWLP Holdings, Inc. and its consolidated
  subsidiaries are included in these condensed
  consolidated financial statements. In conjunction
  with this acquisition, liabilities were assumed
  as follows:
     Fair value of assets acquired                      $ 128,635             $      --
     Cash paid                                           (128,000)                   --
                                                        ---------             ---------
        Liabilities assumed                             $     635             $      --
                                                        =========             =========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION:

     LIN Holdings Corp. ("LIN Holdings"), together with its subsidiaries, including LIN Television Corporation ("LIN Television") (together, the "Company"), is a television station group operator in the United States and Puerto Rico that owns nine television stations, eight of which are network-affiliated television stations. Additionally, the Company has local marketing agreements ("LMAs") under which it programs four other stations in the markets in which it operates. LIN Holdings and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse").

     All of the Company's direct and indirect consolidated subsidiaries fully and unconditionally guarantee the Company's Senior Subordinated Notes on a joint and several basis.

     These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

     In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

     The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectability of accounts receivable and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates.

NOTE 2 - BUSINESS COMBINATIONS:

     WAND-TV EXCHANGE. On April 1, 2000, the Company exchanged, with Blade Communications Inc. ("Blade"), a 66.6% interest in certain assets of its television station WAND-TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. The exchange was accounted for as a business combination under the purchase method of accounting and, accordingly, the acquired assets of WLFI-TV have been recorded at fair value. The excess of the fair value of the acquired assets and liabilities of $23.7 million over the book value of the interest in the assets of WAND-TV of $26.4 million has been recorded as a non-operating loss. This loss totaled $2.7 million in the period ended September 30, 2000. In connection with the exchange, the Company has indemnified the seller for certain contingencies.

     The result of operations associated with the acquired assets and liabilities has been included in the accompanying consolidated financial statements from the date of acquisition. The acquisition is summarized as follows (in thousands):

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

              Assets acquired and liabilities assumed (unaudited)

Working capital...................................................  $   (75)
Property and equipment............................................    4,406
Other noncurrent assets, net......................................       76
FCC license and network affiliation...............................   19,338
                                                                    -------
Total acquisition.................................................  $23,745
                                                                    =======

     Immediately after the WAND-TV exchange the Company and Blade contributed their respective interests in the WAND-TV assets to a new joint venture, with the Company receiving a 33.3% interest in the joint venture. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. In addition, the Company has entered into a management services agreement with the WAND-TV joint venture to provide certain management, engineering, and related services for a fixed fee.

     The following presents the summarized financial information of the WAND-TV joint venture (in thousands):

                               April 1 -
                         September 30, 2000
                             (unaudited)
                            -------------
Net revenues...............  $ 4,072
Operating income...........      445
Net income.................      445


                        September 30, 2000
                            (unaudited)
                           -------------
Current assets.............  $ 3,432
Non-current assets.........   35,123
Current liabilities........    2,293


     WWLP HOLDINGS, INC. Pursuant to a Guarantee and Collateral Agreement with Chase Manhattan Bank, as administrative agent, and the lenders named therein, dated March 31, 2000, the Company is the guarantor of a $75 million credit facility to WWLP, Inc. of which $50 million was outstanding as of September 30, 2000. WWLP Holdings Inc., and its subsidiaries WWLP, Inc. and WGRC, Inc. (together, "WWLP Holdings"), companies formed by Gary R. Chapman, President and CEO of LIN Television, acquired the broadcast license and operating assets of WWLP-TV, a station previously operated by Benedek Broadcasting Corporation, on March 31, 2000. The acquisition was accounted for as a purchase by WWLP Holdings and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. These estimates are subject to adjustment when additional information concerning tangible asset and liability valuations is finalized. As of the date of these financial statements, the Company did not own or control the assets or FCC license of WGRC, Inc. (See Note 8 - Subsequent Events). Pursuant to Emerging Issues Task Force Topic D-14, "Transactions Involving Special Purpose Entities," WWLP Holdings satisfied the definition of a special purpose entity and the Company was deemed to be the sponsor of WWLP Holdings. Accordingly, the financial results of operations of WWLP Holdings are consolidated with those of the Company in these condensed consolidated financial statements. In addition, the Company has entered into a management service agreement as an independent contractor with WGRC, Inc. whereby the Company provides services related to the management and operations of WGRC, Inc.

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

     Mr. Chapman granted to the Company an option to acquire the stock of WWLP Holdings at an amount equal to Mr. Chapman's' investment in WWLP Holdings. The Company subsequently exercised this option and acquired the station on November 10, 2000 (See Note 8 - Subsequent Events).

     The transaction is summarized as follows (in thousands):


           Assets acquired and liabilities assumed (unaudited)

Working capital, including cash of $2,122...........................  $  4,664
Property and equipment..............................................     9,600
FCC license and network affiliation.................................   113,736
                                                                      --------
Total acquisition...................................................  $128,000
                                                                      ========


     UNAUDITED PRO FORMA RESULTS OF ACQUISITIONS. The following summarizes unaudited pro forma consolidated results of operations as if the acquisition of WLFI-TV and the acquisition of WWLP-TV had taken place as of the beginning of the periods presented (in thousands):

                                     Nine months ended   Nine months ended
                                     September 30, 2000  September 30, 1999
                                         (unaudited)        (unaudited)
                                     ------------------  ------------------
Net revenues.......................      $ 213,923          $ 167,728
Operating income...................         34,242             20,501
Net loss...........................        (38,187)           (37,449)


     The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, amortization and income taxes. No effect has been given to cost reductions and operating synergies in this presentation. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place as of the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

NOTE 3 - INVESTMENTS:

     JOINT VENTURE WITH NBC. The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the joint venture (in thousands):

                                     Nine months ended    Nine months ended
                                     September 30, 2000   September 30, 1999
                                        (unaudited)          (unaudited)
                                     ------------------   ------------------
Net revenues......................       $ 127,184           $ 100,630
Operating income..................          50,659              29,867
Net income (loss).................           1,906             (17,918)

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

                                     September 30, 2000   December 31, 1999
                                        (unaudited)          (unaudited)
                                     ------------------   -----------------
Current assets....................      $  30,431            $     159
Non-current assets................        239,199              249,692
Current liabilities...............          1,087                  725
Non-current liabilities...........        815,500              815,500


     INVESTMENT IN BANKS BROADCASTING, INC. In August 2000, the Company, 21st Century Group LLC ("21st Century"), an entity in which Hicks Muse has a substantial economic interest, and BancAmerica Capital Investors SBIC I, L.P. ("BankAmerica") acquired non-voting Series A Convertible Preferred Stock in Banks Broadcasting, Inc. ("Banks Broadcasting"). The non-voting Series A Convertible Preferred Stock is convertible to voting common stock on a one-for-one basis in the event of the sale of Banks Broadcasting, a public offering meeting certain financial criteria, or a merger of Banks Broadcasting into another entity. Banks Broadcasting is a broadcast station operator that has local marketing agreements for a WB affiliate serving the Wichita, Kansas DMA and a UPN affiliate serving the Boise, Idaho DMA. Banks Broadcasting has also entered into option agreements that would enable it to purchase the stations under certain conditions. Banks Broadcasting recently exercised its option to purchase the Wichita station and, subject to regulatory approvals, expects to close by year-end. In addition, Banks expects to exercise its option to acquire the Boise station during the first half of 2001.

     The total investment in Banks Broadcasting was approximately $9.8 million as of September 30, 2000. The Company's preferred stock gives it a 50% non-voting interest in Banks Broadcasting. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting to provide certain management, engineering, and related services for a fixed fee. Included in this is a cash management arrangement and at September 30, 2000 the amount due to the Company from Banks Broadcasting under this arrangement was approximately $760,000. Other financial information of Banks Broadcasting is not material for all periods presented.


NOTE 4 - INTANGIBLE ASSETS:

     Intangible assets consisted of the following at (in thousands):

                                        September 30, 2000   December 31, 1999
                                           (Unaudited)
                                        ------------------   -----------------
FCC licenses and network affiliations...    $1,048,307         $  944,020
Goodwill................................       657,614            670,397
                                            ----------         ----------
                                             1,705,921          1,614,417
Less accumulated amortization...........       (97,626)           (68,025)
                                            ----------         ----------
                                            $1,608,295         $1,546,392
                                            ==========         ==========

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


NOTE 5 - LONG-TERM DEBT:

     Long-term debt consisted of the following at (in thousands):

                                             September 30, 2000  December 31, 1999
                                                   (Unaudited)
                                                  -------------  ------------
Senior Credit Facilities.........................    $315,233      $319,579
Credit facilities of WWLP Holdings, Inc. and its
  consolidated subsidiaries......................     128,000            --
$300,000, 8 3/8% Senior Subordinated Notes
  due 2008 (net of a discount of $573)...........     299,427       299,387
$325,000, 10% Senior Discount Notes
  due 2008 (net of a discount of $68,241)........     256,759       238,660
                                                     --------      --------
Total debt.......................................     999,419       857,626
Less current portion.............................     (18,721)      (15,805)
                                                     --------      --------
Total long-term debt.............................    $980,698      $841,821
                                                     ========      ========

NOTE 6 - RELATED PARTY TRANSACTIONS:

     MONITORING AND OVERSIGHT AGREEMENT. In 1998 LIN Holdings and LIN Television (collectively, the "Clients") entered into a ten-year agreement with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of Hicks Muse, pursuant to which the Clients agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable on January 1 of each calendar year to an amount equal to 1.0% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of LIN Holdings and its subsidiaries for the then current fiscal year. Upon the acquisition by LIN Holdings and its subsidiaries of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of LIN Holdings and it subsidiaries. In no event shall the annual fee be less than $1,000,000. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to LIN Holdings or LIN Television. The fee for the three and nine months ended September 30, 2000 was $312,000 and $936,000, respectively. The fee for the three and nine months ended September 30, 1999 was $275,000 and $775,000, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

     CHANGES IN FCC OWNERSHIP RULES. Effective November 16, 1999, the Federal Communications Commission (the "FCC") significantly revised certain of its broadcast ownership regulations. The new rules are still subject to potentially significant amendments in response to numerous petitions for reconsideration. As the rules are currently formulated, the Company believes that: 1) the four LMAs the Company has entered into in the Grand Rapids, New Haven, Austin and Norfolk markets are grandfathered; 2) these four combinations are probably eligible for waivers of the duopoly rule and the Company will likely be able to convert those LMAs to ownership interests through the exercise of option rights with respect to each of those stations prior to the expiration of the grandfather period. There can be no assurances, however, that the rules will be implemented or interpreted in such a manner. The Company is still evaluating whether and when to exercise its options to purchase each of the LMA stations.

     HICKS MUSE RESTRUCTURING. On August 30, 2000, the FCC approved the application of Thomas O. Hicks and Hicks Muse, to restructure the ownership of the Company in a manner in

                               LIN HOLDINGS CORP.
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

which would render the ownership interests of Thomas O. Hicks and other Hicks Muse principals nonattributable to the Company for the purposes of FCC ownership rules.

     OTHER CONTINGENCIES. The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of September 30, 2000 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

NOTE 8 - SUBSEQUENT EVENTS:

     WWLP HOLDINGS, INC. On November 10, 2000, the Company acquired WWLP Holdings from Gary R. Chapman for an amount equal to Mr. Chapman's investment in WWLP Holdings. The total purchase price was $128.0 million, including assumed liabilities. The Company intends to account for the business combination using the purchase method of accounting. Simultaneous with the acquisition of WWLP Holdings, the Company refinanced the debt of WWLP Holdings into long-term facilities under the Company's existing senior credit facilities.

     ACQUISITION OF WNEQ-TV. On November 7, 2000, the Company agreed to acquire from the Western New York Public Broadcasting Association certain assets of WNEQ-TV, a non-commercial independent broadcast television station located in the Buffalo DMA. Effective January 2, 2001 and subject to obtaining certain regulatory approvals, the Company will manage and operate this station as a newly formed LMA in the interim period prior to closing on the acquisition. The total purchase price is approximately $26.2 million, and will be funded by a combination of operating funds and additional term loans. The Company intends to account for the business combination under the purchase method of accounting.

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations

     In September 2000, the FASB issued SFAS No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the application of SFAS 140 to have a material impact on its financial position or results of operations.

                           LIN TELEVISION CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                    (In thousands, except number of shares)


                                                    September 30,   December 31,
                                                        2000            1999
                                                    -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                          $    15,980    $    17,699
  Accounts receivable, less allowance
    for doubtful accounts (2000 - $1,554;
    1999 - $1,918)                                        58,790         55,515
  Program rights                                          17,945         13,601
  Other current assets                                     3,952          6,988
                                                     -----------    -----------
     Total current assets                                 96,667         93,803
Property and equipment, net                              160,646        144,882
Deferred financing costs                                  28,141         31,120
Investment in joint ventures                              88,692         65,771
Investment in Southwest Sports Group,
  at cost plus accrued interest                           52,250         50,000
Program rights                                             4,203          4,552
Intangible assets, net                                 1,608,295      1,546,392
Other assets                                               6,964          5,732
                                                     -----------    -----------
     Total Assets                                    $ 2,045,858    $ 1,942,252
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $    11,855    $     7,477
  Program obligations                                     17,498         13,336
  Accrued income taxes                                     4,267          4,750
  Current portion of long-term debt                       18,721         15,805
  Accrued interest expense                                 4,615         10,494
  Other accruals                                          18,421         27,389
                                                     -----------    -----------
Total current liabilities                                 75,377         79,251
Long-term debt, excluding current portion                723,939        603,161
Deferred income taxes                                    575,088        533,309
Program obligations                                        4,795          5,819
Other liabilities                                          6,822          7,050
                                                     -----------    -----------
     Total liabilities                                 1,386,021      1,228,590
                                                     -----------    -----------

Commitments and Contingencies (Note 7)

Stockholders' equity:
  Preferred stock, $0.01 par value:
     No Shares Authorized                                     --             --
  Common stock, $0.01 par value: 1,000 shares
     authorized, issued and outstanding                       --             --
  Additional paid-in capital                             748,047        748,054
  Accumulated deficit                                    (88,210)       (34,392)
                                                     -----------    -----------
     Total stockholders' equity                          659,837        713,662
                                                     -----------    -----------
        Total liabilities and stockholders' equity   $ 2,045,858    $ 1,942,252
                                                     ===========    ===========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           LIN TELEVISION CORPORATION
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                                 (In thousands)

                                             Three Months  Three Months   Nine Months    Nine Months
                                                 Ended         Ended         Ended           Ended
                                             September 30, September 30,  September 30,  September 30,
                                                 2000          1999           2000           1999
                                             ------------- -------------  -------------  -------------
Net revenues                                   $ 72,094      $ 52,377      $ 209,166      $ 153,616

Operating costs and expenses:
  Direct operating                               20,209        14,325         57,961         40,964
  Selling, general and administrative            15,872        11,187         46,989         35,337
  Corporate                                       2,630         2,440          7,166          6,353
  KXTX management fee                                --            --             --          1,178
  Amortization of program rights                  5,395         3,340         15,736          9,970
  Depreciation and amortization
     of intangible assets                        16,784        14,752         48,095         42,754
                                               --------      --------      ---------      ---------
Total operating costs and expenses               60,890        46,044        175,947        136,556
                                               --------      --------      ---------      ---------
Operating income                                 11,204         6,333         33,219         17,060
Other (income) expense:
  Interest expense                               18,443        11,227         49,014         31,987
  Investment income                                (958)         (938)        (3,010)        (2,237)
  Share of (income) loss in joint ventures         (401)        1,693             36          3,811
  Loss on exchange of WAND-TV                        --            --          2,720             --
  Loss on disposition of KXTX-TV                     --            --             --          2,212
  Other, net                                       (160)          137           (148)          (157)
                                               --------      --------      ---------      ---------
Total other expense, net                         16,924        12,119         48,612         35,616
                                               --------      --------      ---------      ---------
Loss before provision for (benefit from)
  income taxes                                   (5,720)       (5,786)       (15,393)       (18,556)
Provision for (benefit from) income taxes        43,839         5,104         38,425          8,132
                                               --------      --------      ---------      ---------

Net loss                                       $(49,559)     $(10,890)     $ (53,818)     $ (26,688)
                                               ========      ========      =========      =========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           LIN TELEVISION CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)


                                                       Nine Months        Nine Months
                                                           Ended             Ended
                                                   September 30, 2000  September 30, 1999
                                                   ------------------  ------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   $  31,296      $   6,883

INVESTING ACTIVITIES:
Capital expenditures                                          (20,058)       (14,403)
Proceeds from asset disposals                                      --          6,560
Investment in SSDB                                                 --          5,066
Investment in joint ventures                                   (7,625)        (2,229)
Acquisition of WWLP-TV, net of cash acquired                 (125,878)            --
Acquisition of WOOD-TV and WOTV-TV,
  net of cash acquired                                             --       (118,100)
Local Marketing Agreement Expenditures                         (3,250)            --
                                                            ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                        (156,811)      (123,106)
                                                            ---------      ---------

FINANCING ACTIVITIES:
Net payments on exercises of phantom
  stock units and issuance of
  employee stock purchase plan shares                              (8)          (171)
Principal payments on long-term debt                          (24,196)       (16,209)
Proceeds from long-term debt                                   20,000        111,000
Proceeds from long-term debt related to the
acquisition of WWLP-TV                                        128,000             --
                                                            ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     123,796         94,620
                                                            ---------      ---------

Net decrease in cash and cash equivalents                      (1,719)       (21,603)
Cash and cash equivalents at the beginning
  of the period                                                17,699         41,349
                                                            ---------      ---------

Cash and cash equivalents at the end of the period          $  15,980      $  19,746
                                                            =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Value of preferred units received on disposal
  of KXTX-TV                                                $      --      $  47,000
                                                            =========      =========

In March 2000, WGRC, Inc., a subsidiary of
  WWLP Holdings, Inc., acquired WWLP-TV
  for approximately $128.0 million. For accounting
  purposes only, the cash flows of WWLP Holdings, Inc.
  and its consolidated subsidiaries are included
  in these condensed consolidated financial statements
  In conjunction with this acquisition, liabilities
  were assumed as follows:
     Fair value of assets acquired                          $ 128,635      $      --
     Cash paid                                               (128,000)            --
                                                            ---------      ---------
     Liabilities assumed                                    $     635      $      --
                                                            =========      =========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     LIN Television Corporation, together with its subsidiaries (together, the "Company" or "LIN Television"), is a television station group operator in the United States and Puerto Rico that owns nine television stations, eight of which are network-affiliated television stations. Additionally, the Company has local marketing agreements ("LMAs") under which it programs four other stations in the markets in which it operates. LIN Television is an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse").

     All of the Company's direct and indirect consolidated subsidiaries fully and unconditionally guarantee the Company's Senior Subordinated Notes on a joint and several basis.

     These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

     In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

     The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectability of accounts receivable and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates.

NOTE 2 - BUSINESS COMBINATIONS:

     WAND-TV EXCHANGE. On April 1, 2000, the Company exchanged, with Blade Communications Inc. ("Blade"), a 66.6% interest in certain assets of its television station WAND-TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. The exchange was accounted for as a business combination under the purchase method of accounting and, accordingly, the acquired assets of WLFI-TV have been recorded at their fair market value. The excess of the fair value of the acquired assets of $23.7 million over the book value of the interest in the assets of WAND-TV of $26.4 million has been recorded as a non-operating loss. This loss totaled $2.7 million in the period ended September 30, 2000. In connection with the acquisition, the Company has indemnified the seller for certain contingencies.

     The result of operations associated with the acquired assets and liabilities has been included in the accompanying consolidated financial statements from the date of acquisition. The acquisition is summarized as follows (in thousands):

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

     Assets acquired and liabilities assumed (unaudited)

Working capital............................  $    (75)
Property and equipment.....................     4,406
Other noncurrent assets, net...............        76
FCC license and network affiliation........    19,338
                                             --------
Total acquisition..........................  $ 23,745
                                             ========

     Immediately after the WAND-TV exchange the Company and Blade contributed their respective interests in the WAND-TV assets to a new joint venture, with the Company receiving a 33.3% interest in the joint venture. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. In addition, the Company has entered into a management services agreement with the WAND-TV joint venture to provide certain management, engineering, and related services for a fixed fee.

     The following presents the summarized financial information of the WAND-TV joint venture (in thousands):

                                  April 1 -
                             September 30, 2000
                                 (unaudited)
                             ------------------
Net revenues................      $ 4,072
Operating income............          445
Net income..................          445


                             September 30, 2000
                                (unaudited)
                             ------------------
Current assets..............     $  3,432
Non-current assets..........       35,123
Current liabilities.........        2,293


     WWLP HOLDINGS, INC. Pursuant to a Guarantee and Collateral Agreement with Chase Manhattan Bank, as administrative agent, and the lenders named therein, dated March 31, 2000, the Company is the guarantor of a $75 million credit facility to WWLP, Inc. of which $50 million was outstanding as of September 30, 2000. WWLP Holdings Inc., and its subsidiaries WWLP, Inc. and WGRC, Inc. (together, "WWLP Holdings"), companies formed by Gary R. Chapman, President and CEO of LIN Television, acquired the broadcast license and operating assets of WWLP-TV, a station previously operated by Benedek Broadcasting Corporation, on March 31, 2000. The acquisition was accounted for as a purchase by WWLP Holdings and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. These estimates are subject to adjustment when additional information concerning tangible asset and liability valuations is finalized. As of the date of these financial statements, the Company did not own or control the assets or FCC license of WGRC, Inc. (See Note 8 - Subsequent Events). Pursuant to Emerging Issues Task Force Topic D-14, "Transactions Involving Special Purpose Entities," WWLP Holdings satisfied the definition of a special purpose entity and the Company was deemed to be the sponsor of WWLP Holdings. Accordingly, the financial results of operations of WWLP Holdings are consolidated with those of the Company in these condensed consolidated financial statements. In addition, the Company has entered into a management service agreement as an independent contractor with WGRC, Inc. whereby the Company provides services related to the management and operations of WGRC, Inc.

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


     Mr. Chapman granted to the Company an option to acquire the stock of WWLP Holdings at an amount equal to Mr. Chapman's investment in WWLP Holdings. The Company subsequently exercised this option and acquired the station on November 10, 2000 (See Note 8 - Subsequent Events).

     The transaction is summarized as follows (in thousands):

        Assets acquired and liabilities assumed (unaudited)

Working capital, including cash of $2,122....    $   4,664
Property and equipment.......................        9,600
FCC license and network affiliation..........      113,736
                                                 ---------
Total acquisition............................    $ 128,000
                                                 =========

     UNAUDITED PRO FORMA RESULTS OF ACQUISITIONS. The following summarizes unaudited pro forma consolidated results of operations as if the acquisition of WLFI-TV and the acquisition of WWLP-TV had taken place as of the beginning of the periods presented (in thousands):

                                      Nine months ended    Nine months ended
                                      September 30, 2000   September 30, 1999
                                         (unaudited)          (unaudited)
                                      ------------------   ------------------
Net revenues.....................         $ 213,923           $ 167,728
Operating income.................            34,242              20,501
Net loss.........................           (55,502)            (31,506)


     The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, amortization and income taxes. No effect has been given to cost reductions and operating synergies in this presentation. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place as of the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

NOTE 3 - INVESTMENTS:

     JOINT VENTURE WITH NBC. The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The following presents the summarized financial information of the joint venture (in thousands):

                                      Nine months ended     Nine months ended
                                      September 30, 2000    September 30, 1999
                                          (unaudited)           (unaudited)
                                      ------------------    ------------------
Net revenues.....................         $ 127,184             $ 100,630
Operating income.................            50,659                29,867
Net income (loss)................             1,906               (17,918)

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


                                      September 30, 2000    December 31, 1999
                                          (unaudited)          (unaudited)
                                      ------------------    -----------------
Current assets....................        $  30,431             $     159
Non-current assets................          239,199               249,692
Current liabilities...............            1,087                   725
Non-current liabilities...........          815,500               815,500


     INVESTMENT IN BANKS BROADCASTING, INC. In August 2000, the Company, 21st Century Group LLC ("21st Century"), an entity in which Hicks Muse has a substantial economic interest, and BancAmerica Capital Investors SBIC I, L.P. ("BankAmerica") acquired non-voting Series A Convertible Preferred Stock in Banks Broadcasting, Inc. ("Banks Broadcasting"). The non-voting Series A Convertible Preferred Stock is convertible to voting common stock on a one-for-one basis in the event of the sale of Banks Broadcasting, a public offering meeting certain financial criteria, or a merger of Banks Broadcasting into another entity. Banks Broadcasting is a broadcast station operator that has local marketing agreements for a WB affiliate serving the Wichita, Kansas DMA and a UPN affiliate serving the Boise, Idaho DMA. Banks Broadcasting has also entered into option agreements that would enable it to purchase the stations under certain conditions. Banks Broadcasting recently exercised its option to purchase the Wichita station and, subject to regulatory approvals, expects to close by year-end. In addition, Banks expects to exercise its option to acquire the Boise station during the first half of 2001.

     The total investment in Banks Broadcasting was approximately $9.8 million as of September 30, 2000. The Company's preferred stock gives it a 50% non-voting interest in Banks Broadcasting. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting to provide certain management, engineering, and related services for a fixed fee. Included in this is a cash management arrangement and at September 30, 2000 the amount due to the Company from Banks Broadcasting under this arrangement was approximately $760,000. Other financial information of Banks Broadcasting is not material for all periods presented.

NOTE 4 - INTANGIBLE ASSETS:

     Intangible assets consisted of the following at (in thousands):

                                        September 30, 2000   December 31, 1999
                                           (Unaudited)
                                        ------------------   -----------------
FCC licenses and network affiliations...  $ 1,048,307          $   944,020
Goodwill................................      657,614              670,397
                                          -----------          -----------
                                            1,705,921            1,614,417
Less accumulated amortization...........      (97,626)             (68,025)
                                          -----------          -----------
                                          $ 1,608,295          $ 1,546,392
                                          ===========          ===========

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


NOTE 5 - LONG-TERM DEBT:

     Long-term debt consisted of the following at (in thousands):

                                           September 30, 2000  December 31, 1999
                                             (Unaudited)
                                           ------------------  -----------------
Senior Credit Facilities...................   $ 315,233           $ 319,579
Credit facilities of WWLP Holdings, Inc.
  and its consolidated subsidiaries........     128,000                  --
$300,000, 8 3/8% Senior Subordinated Notes
  due 2008 (net of a discount of $573).....     299,427             299,387
                                              ---------           ---------
Total debt.................................     742,660             618,966
Less current portion.......................     (18,721)            (15,805)
                                              ---------           ---------
Total long-term debt.......................   $ 723,939           $ 603,161
                                              =========           =========

NOTE 6 - RELATED PARTY TRANSACTIONS:

     MONITORING AND OVERSIGHT AGREEMENT. In 1998 LIN Holdings and LIN Television (collectively, the "Clients") entered into a ten-year agreement with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of Hicks Muse, pursuant to which the Clients agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable on January 1 of each calendar year to an amount equal to 1.0% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of LIN Holdings and its subsidiaries for the then current fiscal year. Upon the acquisition by LIN Holdings and its subsidiaries of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of LIN Holdings and it subsidiaries. In no event shall the annual fee be less than $1,000,000. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to LIN Holdings or LIN Television. The fee for the three and nine months ended September 30, 2000 was $312,000 and $936,000, respectively. The fee for the three and nine months ended September 30, 1999 was $275,000 and $775,000, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

     CHANGES IN FCC OWNERSHIP RULES. Effective November 16, 1999, the Federal Communications Commission (the "FCC") significantly revised certain of its broadcast ownership regulations. The new rules are still subject to potentially significant amendments in response to numerous petitions for reconsideration. As the rules are currently formulated, the Company believes that: 1) the four LMAs the Company has entered into in the Grand Rapids, New Haven, Austin and Norfolk markets are grandfathered; 2) these four combinations are probably eligible for waivers of the duopoly rule and the Company will likely be able to convert those LMAs to ownership interests through the exercise of option rights with respect to each of those stations prior to the expiration of the grandfather period. There can be no assurances however that the rules will be implemented or interpreted in such a manner. The Company is still evaluating whether and when to exercise its options to purchase each of the LMA stations.

     HICKS MUSE RESTRUCTURING. On August 30, 2000, the FCC approved the application of Thomas O. Hicks and Hicks Muse, to restructure the ownership of the Company in a manner in which would render the ownership interests of Thomas
O. Hicks and other Hicks Muse principals nonattributable to the Company for the purposes of FCC ownership rules.

                           LIN TELEVISION CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

     OTHER CONTINGENCIES. The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation as of September 30, 2000 is likely to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

NOTE 8 - SUBSEQUENT EVENTS:

     WWLP HOLDINGS, INC. On November 10, 2000, the Company acquired WWLP Holdings from Gary R. Chapman for an amount equal to Mr. Chapman's investment in WWLP Holdings. The total purchase price was $128.0 million, including assumed liabilities. The Company intends to account for the business combination using the purchase method of accounting. Simultaneous with the acquisition of WWLP Holdings, the Company refinanced the debt of WWLP Holdings into long-term facilities under the Company's existing senior credit facilities.

     ACQUISITION OF WNEQ-TV. On November 7, 2000, the Company agreed to acquire from the Western New York Public Broadcasting Association certain assets of WNEQ-TV, a non-commercial independent broadcast television station located in the Buffalo DMA. Effective January 2, 2001 and subject to obtaining certain regulatory approvals, the Company will manage and operate this station as a newly formed LMA in the interim period prior to closing on the acquisition. The total purchase price is approximately $26.2 million, and will be funded by a combination of operating funds and additional term loans. The Company intends to account for the business combination under the purchase method of accounting.

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the application of SFAS 140 to have a material impact on its financial position or results of operations.

                          PART I: FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Statements

     Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the future financial position and operating results of LIN Holdings Corp. ("LIN Holdings") and its subsidiaries, including LIN Television Corporation ("LIN Television"), together, the "Company." When used in this report, the words "believes," "anticipates," "intends," and similar expressions are intended to identify forward-looking statements. There are a number of risks, uncertainties and factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forwarding-looking statements. These factors include, without limitation, the promulgation of the new FCC's broadcast ownership regulations and other regulatory changes, changes in advertising, demand, technological changes, acquisitions and dispositions, as well as other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to update publicly forward-looking statements, whether as a result of new information, future events or otherwise.

Business

     The Company is a television station group operator in the United States and Puerto Rico that owns nine television stations, eight of which are network-affiliated television stations. Additionally, the Company has local marketing agreements ("LMAs") under which it provides programming for four other stations in the markets in which it operates.

Business Combinations and Dispositions

     On June 3, 1999, LIN Television of Texas, a subsidiary of LIN Television ("LIN Texas") contributed all of the assets of KXTX-TV to Southwest Sports Group Holdings LLC, Inc. In exchange, LIN Texas received 500,000 units of SSG's Series A Preferred Units, par value $100.00 per unit.

     On June 30, 1999, the Company acquired the assets of WOOD-TV and the LMA rights related to WOTV-TV, both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market (the "Grand Rapids Acquisition"). The total purchase price for the Grand Rapids Acquisition was approximately $142.4 million, including direct costs of the acquisition. The Grand Rapids Acquisition was funded by the combination of operating funds and $93.0 million of borrowings under the Company's term loan facility.

     On October 19, 1999, the Company acquired Pegasus Broadcasting of San Juan, L.L.C., the owner and operator of WAPA-TV, an independent station located in San Juan, Puerto Rico (the "Pegasus Acquisition"). The total purchase price for the Pegasus Acquisition was approximately $71.8 million, including direct costs of the acquisition. The Pegasus Acquisition was funded by a combination of operating funds and $60.0 million of borrowings under the Company's term loan facility.

     Pursuant to a Guarantee and Collateral Agreement with Chase Manhattan Bank, as administrative agent, and the lenders named therein, dated March 31, 2000, the Company is the guarantor of a $75 million credit facility to WWLP, Inc. of which $50 million was outstanding as of September 30, 2000. WWLP Holdings Inc., and its subsidiaries WWLP, Inc. and WGRC, Inc. (together, "WWLP Holdings"), companies formed by Gary R. Chapman, President and CEO of LIN Television, acquired the broadcast license and operating assets of WWLP-TV, a station previously operated by Benedek Broadcasting Corporation, on March 31, 2000. The acquisition was accounted for as a purchase by WWLP Holdings and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. These estimates are subject to adjustment when additional information concerning tangible asset and liability valuations is finalized. As of the date of these financial statements, the Company did not own or control the assets or FCC license of WGRC, Inc. Pursuant to Emerging Issues Task Force Topic D-14, "Transactions Involving Special Purpose Entities," WWLP Holdings satisfied the definition of a special purpose entity and the Company was deemed to be the sponsor of WWLP Holdings. Accordingly, the financial results of operations of WWLP Holdings are consolidated with those of the Company in these condensed consolidated financial statements.

     Mr. Chapman granted to the Company an option to acquire the stock of WWLP Holdings at an amount equal to Mr. Chapman's' investment in WWLP Holdings. The Company subsequently exercised this option and acquired the station on November 10, 2000. The Company intends to account for this business combination using the purchase method of accounting.

     On April 1, 2000, the Company exchanged, with Blade Communications Inc. ("Blade"), a 66.6% interest in certain assets of its television station WAND-TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. The excess of the fair value of the acquired assets of $23.7 million over the book value of the interest in the assets of WAND-TV of $26.4 million has been recorded as a non-operating loss. This loss totaled $2.7 million in the period ended September 30, 2000. Immediately after the WAND-TV exchange the Company and Blade contributed their respective interests in the WAND-TV assets to a new joint venture, with the Company receiving a 33.3% interest in the joint venture.

Results of Operations

     Set forth below are the significant factors that contributed to the operating results of the Company for the three and nine-month periods ended September 30, 2000 and 1999. The Company's results from operations from period to period are not directly comparable because of the impact of acquisitions and disposals, including the acquisitions of WOOD-TV, WOTV-TV and WAPA-TV in 1999, and WWLP-TV and WLFI-TV in 2000, and the disposition of KXTX-TV in 1999 and the disposition of WAND-TV in 2000.

                                             Three Months        Three Months        Nine Months         Nine Months
                                                Ended               Ended               Ended               Ended
                                          September 30, 2000  September 30, 1999  September 30, 2000  September 30, 1999
                                          ------------------  ------------------  ------------------  ------------------

Net revenues                              $           72,094  $           52,377  $          209,166  $          153,616

Operating costs and expenses:
     Direct operating                                 20,209              14,325              57,961              40,964
     Selling, general and administrative              15,872              11,187              46,989              35,337
     Corporate                                         2,630               2,440               7,166               6,353
     KXTX management fee                                  --                  --                  --               1,178
     Amoritzation of program rights                    5,395               3,340              15,736               9,970
     Depreciation and amortization of
        intagible assets                              16,784              14,752              48,095              42,754
                                          ------------------  ------------------  ------------------  ------------------

Total operating costs and expenses                    60,890              46,044             175,947             136,556
                                          ------------------  ------------------  ------------------  ------------------
Operating income                          $           11,204  $            6,333  $           33,219  $           17,060
                                          ==================  ==================  ==================  ==================

     Net revenues consist primarily of national and local air time sales, net of sales adjustments and agency commissions, network compensation, barter revenues and revenues from the production of local commercials and sports programming. Total net revenues for the three and nine-month periods ended September 30, 2000 increased approximately 37.6% to $72.1 million and 36.2% to $209.2 million, respectively, compared to net revenue of $52.4 million and $153.6 million, respectively, for the same periods last year. The increase is primarily due to the increase in political advertising in 2000, as well as the impact of the acquisitions of WOOD-TV, WOTV-TV, WAPA-TV, WLFI-TV and WWLP-TV partially offset by the dispositions of KXTX-TV and WAND-TV. In addition, the increase is also the result of the continued growth of the Company's LMA stations.

     Direct operating expenses, consisting primarily of news, engineering, programming and music licensing costs, increased approximately 41.1% to $20.2 million and 41.5% to $58.0 million, for the three and nine-month periods ended September 30, 2000, respectively, compared to direct operating expenses of $14.3 million and $41.0 million for the same period last year. The increase is primarily due to the impact of the acquisitions of WOOD-TV, WOTV-TV, WAPA-TV, WLFI-TV and WWLP-TV partially offset by the dispositions of KXTX-TV and WAND-TV.

     Selling, general and administrative expenses, consisting primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses, increased approximately 41.9% to $15.9 million and 33.0% to $47.0 million, respectively, for the three and nine-month periods ended September 30, 2000, compared to selling, general and administrative expenses of $11.2 million and $35.3 million, respectively, for the same periods last year. The increase is primarily the result of higher sales commission costs associated with the advertising revenue increase.

     Corporate expenses, representing costs associated with the centralized management of the Company's stations, increased 7.8% to $2.6 million and 12.8% to $7.2 million, respectively, for the three and nine-month periods ended September 30, 2000, compared to corporate expenses of $2.4 million and $6.4 million, respectively, for the same periods last year. The increase is primarily driven by increases in corporate development expenses and management bonuses.

     The KXTX management fee, representing fees paid to SSG for the management and sub-programming of KXTX-TV, ceased on June 3, 1999 as a result of the disposition of KXTX.

     Amortization of program rights, representing costs associated with the acquisition of syndicated programming, features and specials increased 61.5% to $5.4 million and 57.8% to $15.7 million, respectively, for the three and nine-month periods ended September 30, 2000, compared to amortization of program rights of $3.3 million and $10.0 million, respectively, for the same periods last year. The increase is primarily due to the impact of the acquisitions of WOOD-TV, WOTV-TV, WAPA-TV, WLFI-TV and WWLP-TV partially offset by the dispositions of KXTX-TV and WAND-TV.

     Depreciation and amortization of intangible assets increased 13.8% to $16.8 million and 12.5% to $48.1 million, respectively, for the three and nine-month periods ended September 30,

2000, compared to depreciation and amortization of intangible assets of $14.8 million and $42.8 million, respectively, for the same periods last year. The increase is primarily due to the increase in equipment and intangible assets associated with the acquisitions of WOOD-TV, WOTV-TV, WAPA-TV, and WWLP-TV.

Other Expenses

     Interest expense increased $7.9 million to $24.9 million and $18.9 million to $68.1 million, respectively, for the three and nine-month periods ended September 30, 2000, compared to interest expense of $17.0 million and $49.2 million, respectively, for the same periods last year. The increase is primarily the result of increased borrowings associated with the acquisitions of WOOD-TV, WOTV-TV, WAPA-TV, and WWLP-TV.

     Interest expense for LIN Television Corporation increased $7.2 million to $18.4 million and $17.0 million to $49.0 million, respectively, for the three and nine-month periods ended September 30, 2000, compared to interest expense of $11.2 million and $32.0 million, respectively, for the same periods last year. The increase is primarily the result of increased borrowings associated with the acquisitions of WOOD-TV, WOTV-TV, WAPA-TV, and WWLP-TV.

     The Company's benefit from income taxes increased approximately $3.9 million to a benefit of approximately $4.9 million for the three-month period ended September 30, 2000, compared to a benefit of approximately $937,000 for the same period last year. The provision for income taxes increased $5.2 million to $2.1 million for the nine-month period ended September 30, 2000, compared to a benefit of $3.1 million for the same period last year. These changes were primarily due to the disproportionate impact of non-deductible goodwill relative to the projected annual pretax net loss from period to period.

     LIN Television Corporation's provision for income taxes increased approximately $38.7 million to a provision of approximately $43.8 million for the three-month period ended September 30, 2000 compared to a provision of approximately $5.1 million for the same period last year. The provision for the income taxes increased $30.3 million to $38.4 million, for the nine-month period ended September 30, 2000, compared to a provision of $8.1 million for the same period last year. These changes were primarily due to the disproportionate impact of non-deductible goodwill relative to the projected annual pretax net loss from period to period.

Liquidity and Capital Resources

     Net cash provided by operating activities for the nine months ended September 30, 2000 was $31.3 million compared to net cash provided by operating activities of $6.9 million for the same period last year. The increase is primarily the result of increases in operating income, partially offset by an increase in interest expense. Net cash used in investing activities was $156.8 million for the nine-months ended September 30, 2000, compared to $123.1 million for the same period last year. The change is primarily due to amounts paid related to the WWLP-TV transaction in the first quarter of 2000 and the acquisition of WOOD-TV and WOTV-TV in the second quarter of 1999. Net cash provided by financing activities for the nine months ended September 30, 2000 was $123.8 million compared to cash provided by financing activities of $94.6 million for the same period last year. The change in cash provided is primarily due to proceeds from a credit facility provided to WWLP Holdings, Inc. and its subsidiaries in connection with the WWLP-TV transaction in the first quarter of 2000 and the increased borrowings related to the acquisition of WOOD-TV and WOTV-TV in the second quarter of 1999.

     Based on the current level of operations and anticipated future growth (both internally generated as well as through acquisitions), the Company believes that its cash flows from operations, together with available borrowings under its credit facilities, will be sufficient to meet its anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next year.

                          PART I: FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates principally with respect to its senior credit facility, which is priced based on certain interest rate alternatives. The Company's Senior Subordinated and Senior Discount Notes are fixed rate instruments (see Note 5 of the notes to the condensed consolidated financial statements.) The Company does not believe that its interest rate risks are material to its operations.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously reported, LIN Television was named as a defendant in four lawsuits regarding the then proposed merger of LIN Television with LIN Holdings. The plaintiffs in each of these actions have agreed to an indefinite extension of time for each of the defendants served to respond to the respective complaints. No discovery has taken place.

     In addition, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company's management, none of such litigation at September 30, 2000 is likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS:

     27.1 Financial Data Schedule for LIN Holdings Corp. for the three months ended September 30, 2000.

     27.2 Financial Data Schedule for LIN Television Corporation for the three months ended September 30, 2000.

     REPORTS ON FORM 8-K:

     None.

SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on each of their respective behalf by the undersigned thereunto duly authorized.


LIN HOLDINGS CORP.                          LIN TELEVISION CORPORATION
         (Registrant)                                     (Registrant)


DATED: NOVEMBER 14, 2000                    /s/ Peter E. Maloney
                                            --------------------------------
                                            Peter E. Maloney
                                            Vice President of Finance
                                            (Principal Financial and Accounting
                                            Officer.)