Form 10-K405
period 2001-12-31
LIN TELEVISION CORP; LIN HOLDINGS CORP
filed 2002-04-02
CIK 931058, 1062707

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-54003-06	Commission File Number: 000-25206

LIN Holdings Corp.	LIN Television Corporation
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)
75-2733097	13-3581627
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

Four Richmond Square, Suite 200, Providence, Rhode Island 02906
(Address of principal executive offices)	(Zip Code)

(401) 454-2880

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

8% Senior Notes due 2008
8 3/8% Senior Subordinated Notes due 2008
10% Senior Discount Notes due 2008
10% Senior Discount Notes due 2008

      Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form. ☑

NOTE:

This 10-K presents results for two companies rather than just the parent company on a fully consolidated basis. 1,000 shares of LIN Holdings Corp.’s Common Stock, par value $.01 per share, and 1,000 shares of LIN Television Corporation’s Common Stock, par value $.01 per share, were outstanding as of March 30, 2002.

PART I

Item 1.     Business:

General

      We are a leading pure-play television company covering the United States and Puerto Rico. We operate 26 television stations, and provide management or sales services to an additional four stations. Our stations broadcast in 21 markets, 14 of which are located in the top 50 DMAs, as reported by A.C. Nielsen Co. Our stations cover approximately 6.8% of U.S. television households and all of the 1.2 million television households in Puerto Rico, ranking us among the top independent pure-play television station group operators. As a private company since March 1998, we have grown from 13 television stations to 26 television stations, including the seven stations operated by Sunrise Television Corp., for which we began providing management services in January 2002 and for which we have agreed to acquire, subject to FCC approval. We believe we are well positioned to benefit from future growth and to participate in a consolidation of our industry, including opportunities that may arise as a result of changes in the regulatory environment.

      We seek to be the largest local television presence in our markets by combining strong network-affiliated programming with leading local news and a multi-channel strategy. Our multi-channel strategy enables us to increase our audience share by operating multiple stations in the same market. We currently operate multiple stations in seven markets either under “duopolies” in which we own two stations in a single market, or under local marketing agreements, or LMAs. Under LMAs, we provide substantial portions of the broadcast programming for airing on another station in the same market as our station and sell advertising time for that station. We have stations affiliated with all six major networks. Our focused local sales force has capitalized on our strong local presence to increase the percentage of our net revenues from local advertising, a historically stable revenue source for the television broadcast industry.

      Our management team is recognized as an industry leader. Gary R. Chapman, our Chairman, President and Chief Executive Officer, along with Paul Karpowicz, our Vice President of Television, has led LIN for over 13 years and has a history of delivering strong operating results. Messrs. Chapman and Karpowicz have both chaired the board of the National Association of Broadcasters and the boards of several other major television industry groups. Our senior management team has, on average, more than 20 years of experience in the television broadcast industry. Our management team has successfully identified and implemented innovative business strategies, including pioneering the multi-channel strategy, which we are extending to a regional basis. Our senior management team maintains a significant equity investment in our company.

Our Business and Growth Strategy

      We are a growth-oriented company. We intend to increase our broadcast cash flow through revenue and audience growth and the continued implementation of effective cost controls. In addition, we intend to grow through acquisitions. The principal components of this strategy are to:

•	Create and Maintain Local News Franchises. We operate the number one or number two local news station in 90% of its markets and generated 64% of its advertising revenues from local sales in 2001. We believe that successful local news operations have been and will remain critical in enabling us to take advantage of the increasing importance of local advertising revenue to our industry. In addition, news audiences generally have the best demographic profiles for advertisers, serve as strong lead-ins for other programming and foster a high profile and the development of a strong local station brand in the community.

•	Expand our Multi-Channel Presence to Other Markets. We were among the first television broadcasters to expand our presence in our markets through LMAs, most of which have been converted to duopolies, and subsequently through low-power television stations, local cable weather channels and joint sales agreements. In addition, our multi-channel strategy allows us to realize significant cost savings by consolidating engineering and back office functions. We intend to take advantage of additional revenue growth and cost savings opportunities in our existing multi-channel markets and other markets.

•	Capitalize on Strong Network Relationships and Programming to Diversify our Audience. We have stations affiliated with all six major networks: NBC, CBS, ABC, FOX, the WB and UPN. These network affiliations provide our stations with competitive programming, including strong national news programming and high-profile sports events such as the Olympic Games, NFL football and the NCAA Men’s Basketball Tournament. In our multi-channel markets, our second station is generally affiliated with younger networks, such as the WB and UPN, which target a different demographic than our traditional affiliate stations. This targeting allows us to broaden our audience and advertising base.

•	Continue to Capture Disproportionate Revenue Share. We have generally captured revenue share greater than our audience share. Given our strong local news and sales efforts, we believe that we will continue to convert our audience share into a disproportionate share of advertising revenues. We have generally maintained or increased audience share in our markets during the recent downturn in the industry and have increased our revenue share from 30.0% in 2000 to 30.8% in 2001. We believe that we are well positioned to achieve significant revenue growth as television advertising expenditures grow.

•	Operate and Expand our Regional Clusters. In 2001, we formed regional television station clusters to extend the benefits of our multi-channel strategy to a regional basis. By year end 2002 we will operate four regional clusters: Indianapolis, seven stations; Grand Rapids, four stations; Springfield, Massachusetts, five stations; and Austin, five stations. Each cluster centralizes engineering and back office operations for multiple stations at a single location, which we expect to generate significant annual cost savings. As we continue to grow our business, we will seek additional opportunities to add stations to our existing regional clusters or form new clusters.

•	Maintain Strict Cost Controls. We have achieved operating efficiencies by applying scale in the purchase of programming, capital equipment and vendor services. We believe that technological advances will enable us to achieve significant additional efficiencies in the near future. We expect that the implementation of our clustering strategy, combined with the realization of technological and automation efficiencies, will allow us to reduce our workforce by 10% over the two-year period ending December 31, 2002.

•	Expand Through Selective Acquisitions. We seek to grow our station group through acquisitions, mergers and station swaps. We target opportunities where we can leverage our management’s proven to establish a leading news franchise, create additional multi-channel markets, create or add to regional clusters and reduce costs. We believe that with LIN TV Corp.’s, our parent company, ability to offer a publicly traded common equity security, combined with our stronger balance sheet, will enhance our ability to complete acquisitions. As a result, we are well positioned to participate in a consolidation of our industry, including opportunities that may arise as a result of regulatory changes. For example, a number of the FCC’s most restrictive ownership regulations, including newspaper-television cross ownership and television duopoly rules, are currently under regulatory or judicial review and could be relaxed significantly in the near term. We believe that these regulatory changes may provide us with attractive acquisition and merger targets in the future.

      Our Puerto Rico acquisition and Sunrise management services agreement are two recent examples of the implementation of our growth strategy. In Puerto Rico, we created a multi-channel market, supplementing our existing WAPA-TV station with a San Juan duopoly and other satellite facilities that provide broadcast coverage throughout Puerto Rico. We upgraded and increased our local news programming in San Juan, increasing our audience share for the time periods that we currently program with news from 18.6% in 1999 to 21.2% in 2001. We also consolidated studio operations, automated engineering and centralized back office functions, which generated significant cost savings.

      In January 2002, we began providing management services to the seven stations operated by Sunrise. We expect to acquire the six Sunrise stations in the first half of 2002. As a result, we operate a multi-channel market in Providence and expect to expand our regional clusters in Indianapolis, Austin and Springfield. We expect to generate significant corporate overhead savings and other cost savings as we integrate these stations. We are seeking to enhance revenue share in these markets by investing in and improving local news programming and expanding and enhancing local sales efforts.

Industry Overview

     General Television Broadcasting

      As an industry, commercial television broadcasting is now over 60 years old. The first stations were located exclusively in the very high frequency, VHF, band channels 2-13, but today over half of the more than 1,200 licensed commercial stations are located in the ultra high frequency band, UHF, channels 14-69. Historically, VHF stations had a competitive edge because of greater signal coverage, lower transmission costs and universal receiver reach. Improvements in UHF transmitters, the elimination of VHF-only receivers and nearly ubiquitous cable and satellite carriage have largely equalized the technical reach of VHF and UHF stations. VHF stations remain generally stronger largely for historical reasons, including earlier affiliation with the major networks and more established local news operations.

      Television markets are defined by the television industry’s designated audience measurement service, A.C. Nielsen Co. Nielsen currently divides the country into approximately 210 DMAs, each of which consists of those counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen samples audience television viewing periodically by means of meters, and diaries in larger markets, or only diaries, in smaller markets, and periodically publishes estimated audiences for broadcast stations and cable networks. The estimates are expressed in terms of the number of households or demographic groups that watch a given program:

•	ratings — the percentage of the total potential audience in the market; and

•	shares — the percentages of the audience actually watching television.

     Broadcast Ownership Concentration

      As the commercial broadcast industry has matured and the number of stations increased, pressure to consolidate both nationally and locally has flowed from increased competition within the industry and from cable and other media and a corresponding need to achieve enhanced operating efficiencies of scale. However, the broadcast industry historically has been subject to the most restrictive ownership regulations of any media. Notwithstanding modest deregulatory initiatives in the 1980s and 1990s and a number of enabling technical innovations, the industry remains far less consolidated than other media. The national ownership limit was extended most recently by legislation in 1996 to permit one entity to own stations reaching 35% of the nation’s households, with UHF station households counted at a 50% rate. A handful of companies are now at or temporarily above the 35% limit, with the companies owning stations in the largest markets now having stations in as many as 25-30 markets. Several of our larger competitors have a national audience reach in excess of 10%. Our stations, including the Sunrise stations, have an aggregate household reach of 6.8% of the nation’s households, which places us among the largest 25 station groups. Fourteen of our stations are in the top 50 DMAs and all but five are in the top 100 DMAs. Our two stations in Puerto Rico are in a market equivalent in size to the twentieth DMA were it measured by Nielsen.

      Under the most recent rules, at least one dual-station ownership or LMA is permitted in about one-fourth of all television markets, generally the largest markets. The precise number of dual-station operations is not known, but is probably less than 150. Even prior to adoption of the new rule, several companies, including ours, had established LMAs, by which they programmed but did not own a second station in some of their markets. Under the new rules, LMAs are now considered the regulatory equivalent of duopolies and, unless grandfathered, as ours were, are now permitted only where dual ownership is permitted. We have dual-station operations in seven of our eight largest markets, consisting of four duopolies and three LMAs. These dual-station operations provide enhanced operating efficiencies, the ability to broaden audience reach through counter programming and, in certain instances, an improved negotiating posture with suppliers and distributors.

     The Transition to Digital

      The industry is in the midst of a historic conversion from analog to digital transmissions. Because current television receivers cannot receive digital transmissions, the FCC has granted each commercial station a second channel by the FCC on which to initiate digital operations. Most stations will be required to begin digital transmissions by May 2002, and must surrender their current analog channel to the government for resale by 2006 or such time as 85% of the households in their markets have the capability to receive digital signals. The digital conversion will require a substantial capital investment, including the construction and strengthening of towers, and will increase operating costs during the transition. Digital transmissions have the potential to deliver significantly higher quality pictures, multiple programs and large quantities of data. But the changeover also carries the risk that broadcasters’ household reach will be diminished by a less robust transmission scheme, reduced cable carriage or discontinuance of analog transmissions before there is complete ubiquity of household digital receivers. Because of our multichannel strategy, we have already undertaken major tower improvements and are well positioned for the digital transition. We have already initiated digital transmissions at our largest stations and anticipate that most of our stations will be transmitting in digital this year.

      As part of the digital transition, Congress has instructed the FCC to move incumbent broadcast stations off of channels 52-69 so that those frequencies may be auctioned off to other users or reallocated to public safety purposes. The incumbents, which include both analog and digital stations, have been grandfathered until the end of the digital transition, at which time they will be given new channel allotments in the channels 2-51 band. There are various scenarios by which the incumbents could be forced or encouraged to vacate the spectrum before the conclusion of the digital transition. We have three analog full-power stations and several low power stations with channels in the affected band.

     Network-Affiliate Relationship

      The vast majority of commercial television stations are affiliated with broadcast networks which are their primary program suppliers. Stations with no affiliation, such as our stations in Puerto Rico, are known as independents. Network affiliation agreements give stations both the exclusive right and, subject to certain limited preemption rights, the obligation to carry the networks’ programming and the network advertising within it. The affiliates receive the ability to sell some of the time within and around the network programs, as well as preserving substantial local time periods which they program and for which they retain all advertising revenues. Moreover, the traditional networks, ABC, CBS, NBC and, to a lesser extent, Fox, have historically given cash compensation payments for every hour of network programming carried by the affiliates with the size of the fees varying by type of programming and when it was broadcast.

      The substantial increase in the number of broadcast stations in the 1980s and 1990s led to the emergence of new networks, beginning with Fox and then the WB, UPN and PAX. These networks have provided somewhat less programming than the major networks, focusing primarily on prime time. The affiliation arrangements with these networks do not typically involve compensation to the stations; but, rather, affiliates of those emerging network affiliates often pay some sort of compensation to the network. Moreover, the major broadcast networks recently have renewed or extended many of their affiliation agreements contingent upon reduction or elimination of compensation payments because of increased competition from subscription-based cable networks for programming, particularly sports programming. Affiliate exclusivity rights also have been diluted to some extent with several networks repurposing their programming by running some of their programs on cable networks a short time after the initial broadcasts.

      The programming strength of a particular affiliate’s network may affect that station’s competitive position. Our stations are well-diversified in affiliations among major and emerging networks, reducing the potential impact of any one network’s performance. We believe that network affiliations remain an efficient means of obtaining competitive programming, both for established stations with strong local news franchises and for newer stations with greater programming needs.

     Cable and Satellite Distribution

      Cable penetration has grown from under 10% of homes in 1972 to over 70% today. Direct broadcast satellites, or DBS, have captured another 12% of U.S. households in the last decade. Historically, cable systems had the right to carry local broadcast stations for free. Carriage of local stations with improved reception has been a key selling point for cable systems to attract subscribers. Since 1999, satellite delivery has had the right to carry local stations as well, and today DBS providers are transmitting local stations in most of the top 40 DMAs. Since legislation extending the compulsory license to satellite in 1999, DBS operators now have the ability to transmit local station signals and are doing so in most of the top 40 DMAs in the country. As a consequence, over 80% of U.S. households receive their local broadcast signals by cable or satellite. Thus cable and satellite are not only broadcast stations’ primary competitors, they are also their primary distributors.

      Local stations secured the statutory right to demand consent for carriage by cable systems in 1993. Since that time, most major network affiliates have been carried by agreement with most cable operators in their markets. Emerging network affiliates, by contrast, generally have relied upon the FCC’s rules which require carriage of any qualifying local station that chooses not to be carried by agreement.

      In certain instances, broadcast stations have been able to obtain compensation from cable operators of various kinds for carriage of their signals. The ability of stations to enter into favorable arrangements has been negatively impacted in recent years by the high degree of local and national consolidation in the cable industry. Competition for station signals has been improved by the initiation of local station carriage by direct broadcast satellite operators DirecTV and EchoStar. However, EchoStar and DirecTV have announced an agreement to merge their operations. The merger is dependent upon a variety of regulatory approvals.

      We were initially more successful than most station operators in obtaining some compensation for carriage of our signals in certain markets, mostly in the form of carriage of and payment for The Local Weather Station described below. Local station DBS service has now been initiated by one or both of the DBS carriers in Austin and Indianapolis and will be extended shortly to the Grand Rapids-Kalamazoo-Battle Creek and Hartford-New Haven markets. We have entered into carriage agreements with both operators providing compensation for carriage.

     Class A Low Power Television Stations

      Low power broadcast television stations are licensed by the FCC to provide service to areas which are substantially smaller than those of full-power stations. They have been used primarily to extend the service areas of full-power stations and for many years licensed only on a basis that allowed them to be displaced by a full-power station that wanted to change its coverage area or by a new digital station. In addition, the low power stations did not have the right to convert to digital. As a result of legislation passed in 1999, however, low power stations which met certain eligibility criteria, such as carrying certain amounts of local and children’s educational programming, were granted additional protection and are known as Class A stations. Class A stations are largely protected against displacement by full-power stations and have the right to convert to digital transmissions. See “— Government Regulation — Digital Television.”

      We own or operate 28 low-power stations in several of our markets of which 20 received Class A status. In three of our markets, we have been able to program multiple low power stations in a “network” covering the majority of the market and functioning like a full-power station. In Grand Rapids, Michigan, our low power network is affiliated with UPN and in Austin, Texas, with Univision’s Telefutura Network.

     Local Weather Station

      Since 1994, we have operated The Local Weather Station programming service which provides Doppler radar or local travel and aviation forecasts, weather trends and features. In some markets our Local Weather Station is distributed on cable systems, from which we receive monthly payments, a share of advertising revenues or other consideration, and in others it is distributed by means of subcarriers in the station signal or low power stations.

Stations

      The following table lists the stations operated by LIN Television, the pending Sunrise acquisition and our joint venture partners:

										No. of
										Commercial
										Stations in
		Channel			Network Affiliation					Market
				FCC License					% of
				Expiration			DMA	DMA TV HH	DMA TV
Market	Status(1)	Analog	Digital	Date(2)	Network	Expiration Date(3)	Rank(4)	(in 000s)(4)	HH(4)	VHF	UHF

	LIN TELEVISION STATIONS
Indianapolis, IN
WISH-TV	O&O	8	9	8/01/2005	CBS	12/31/2005	25	1,013,290	0.96%	4	5
WIIH-LP (Satellite)	O&O	11	17	8/01/2005	CBS
Local Weather Station	O&O	Cable			n/a
Hartford-New Haven, CT
WTNH-TV	O&O	8	10	4/01/2007	ABC	9/04/2005	28	953,130	0.90%	2	6
WCTX-TV(5)	LMA	59	6	4/01/2007	UPN	1/15/2006
Grand Rapids-Kalamazoo-Battle Creek, MI
WOOD-TV	O&O	8	7	10/01/2005	NBC	12/31/2010	38	702,210	0.67%	3	5
WOTV-TV	O&O	41	20	10/01/2005	ABC	9/04/2005
WXSP-CA(6)	O&O	Various		10/01/2005	UPN	12/31/2005
WZPX-TV(7)	JSA	43	44	10/01/2005	PAX
Norfolk-Portsmouth-Newport News, VA
WAVY-TV	O&O	10	31	10/01/2004	NBC	12/31/2010	42	654,150	0.62%	3	5
WVBT-TV	O&O	43	29	10/01/2004	FOX	8/30/2008
WPXV-TV(7)	JSA	49	46	10/01/2004	PAX
Buffalo, NY
WIVB-TV	O&O	4	39	6/01/2007	CBS	12/31/2005	47	616,610	0.59%	3	5
WNLO-TV(8)	O&O	23	32	6/01/2007	IND
Austin, TX
KXAN-TV	O&O	36	21	8/01/2006	NBC	12/31/2010	54	555,840	0.53%	2	4
KXAM-TV (Satellite)(9)	O&O	14	27	8/01/2006	NBC	12/31/2010
KNVA-TV	LMA	54	49	8/01/2006	WB	12/31/2003
KBVO-CA	O&O	Various		8/01/2006	Telefutura
Low Power Network(10)	O&O	Various			n/a
Local Weather Station	O&O	Cable			n/a
Fort Wayne, IN
WANE-TV(11)	O&O	15	4	8/01/2005	CBS	12/31/2005	104	262,000	0.25%	0	5
Local Weather Station	O&O	Cable			n/a
Springfield-Holyoke, MA
WWLP-TV	O&O	22	11	4/01/2007	NBC	12/31/2005	105	254,020	0.24%	0	2
Lafayette, IN
WLFI-TV	O&O	18	11	8/01/2005	CBS	12/31/2007	190	57,190	0.05%	0	1
San Juan, Puerto Rico
WAPA-TV	O&O	4	27	2/01/2005	IND	—	—	1,222,115		5	2
WJPX-TV	O&O	24	21	2/01/2005	IND
WTIN-TV (13)	LMA	14	15	2/01/2005	IND
WNJX-TV (Satellite)(13)	O&O	22	23	2/01/2005	IND
WJWN-TV (Satellite)(13)	O&O	38	39	2/01/2005	IND
WKPV-TV (Satellite)(13)	O&O	20	19	2/01/2005	IND

										No. of
										Commercial
										Stations in
		Channel			Network Affiliation					Market
				FCC License					% of
				Expiration			DMA	DMA TV HH	DMA TV
Market	Status(1)	Analog	Digital	Date(2)	Network	Expiration Date(3)	Rank(4)	(in 000s)(4)	HH(4)	VHF	UHF

	SUNRISE TELEVISION STATIONS [PENDING]
Providence, RI-New Bedford, MA
WPRI-TV	O&O	12	13	4/01/2007	CBS	6/30/2006	49	600,730	0.57%	3	3
WNAC-TV(14)	LMA	64	54	4/01/2007	FOX	8/31/1999
Dayton, OH
WDTN-TV	O&O	2	50	10/01/2005	ABC	8/29/2004	60	494,960	0.47%	2	4
Flint-Saginaw-Bay City, MI
WEYI-TV	O&O	25	30	10/01/2005	NBC	12/31/2010	64	453,740	0.43%	2	3
Toledo, OH
WUPW-TV	O&O	36	46	10/1/2005	FOX	10/11/2001	68	418,340	0.40%	2	3
Abilene-Sweetwater, TX
KRBC-TV	O&O	9	29	8/1/2006	NBC	7/31/2010	162	113,280	0.11%	2	3
San Angelo, TX
KACB-TV	O&O	3	16	8/01/2006	NBC	7/31/2010	199	50,640	0.05%	3	1
	OPERATED BY WAND (TV) PARTNERSHIP
Champaign-Springfield-Decatur, IL
WAND-TV	JV	17	18	12/01/2005	ABC	9/04/2005	82	362,090	0.34%	1	4
Local Weather Station	JV	Cable			n/a
	OPERATED BY BANKS BROADCASTING INC.
Wichita, KS
KWCV-TV	JV	33	31	6/01/2006	WB	6/30/2002	65	452,770	0.43%	3	3
Boise, ID
KNIN-TV	JV	9	10	10/01/2006	UPN	1/15/2006	121	219,560	0.21%	5	0
	OPERATED UNDER NBC JOINT VENTURE
Dallas-Fort Worth, TX
KXAS-TV	JV	5	41	8/01/06	NBC	—	7	2,201,170	2.09%	4	12
San Diego, CA
KNSD-TV	JV	39	40	12/01/06	NBC	—	26	975,690	0.93%	4	5

(1)	“O&O” indicates stations we own and operate. “LMA” indicates stations to which we provide services under a local marketing agreement. An LMA is a programming agreement between two separately owned television stations serving a common television market. Under an LMA agreement, the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee’s station, subject to ultimate programming and other controls being exercised by the second licensee, and sells advertising time. “JV” indicates stations owned and operated by a joint venture to which we are a party. “JSA” indicates stations under joint services agreements pursuant to which we provide sales and operational support for which we receive commissions and certain fees. Unlike LMA stations, the licensee of the JSA station provides its own programming.

(2)	Applications for renewal of FCC licenses must be filed with the FCC four months before the expiration date of the license. FCC regulations permit successive renewals of FCC licenses.

(3)	Network affiliation contracts are generally renewable by their terms for successive periods, unless notice of termination is provided in advance of its expiration date.

(4)	DMA rank, DMA TV HH and percentage of DMA TV HH estimates are taken from Nielsen Media Research Local Universe Estimates for the 2001-2002 Broadcast Season, August 23, 2001.

(5)	WBNE-TV changed call letters to WCTX-TV on January 1, 2001 and, on the same date, changed its network affiliation from the WB to UPN. We have signed an agreement to purchase WCTX-TV for approximately $1.0 million and are awaiting final FCC approval. We have agreed to exchange our digital television channel positions with Connecticut Public Broadcasting, Inc. subject to FCC approval. Upon FCC approval, WCTX-TV will broadcast its digital television signal on Channel 29.

(6)	We operate WOMS-LP, WOWD-LP, WOGC-LP, WOLP-LP, WOKZ-LP, WOBC-LP, and WOHO-LP, a collection of seven low power television stations, as one program service using the call letters WXSP-CA. WXSP-CA has an affiliation agreement with UPN.

(7)	We signed a joint sales agreement to provide management, technical and sales services to operate WZPX-TV in Battle Creek, Michigan, and WPXV-TV in Norfolk, Virginia. These two stations are owned by and will carry the network programming of Paxson.

(8)	WNLO-TV will become a UPN affiliate beginning January 1, 2003 with the affiliation agreement expiring on December 31, 2010.

(9)	Station KXAM-TV, Channel 14 in Llano, Texas, is operated as a satellite station of KXAN-TV to extend that station’s service area.

(10)	Low power television stations and satellite broadcasting facilities provide simultaneous broadcasts of network programming of the station serving the same market, unless a different network affiliation for the low power television station is indicated.

(11)	WANE-TV, in Fort Wayne, Indiana, has an application pending with the FCC to switch its DTV channel location from 4 to 31.

(12)	Puerto Rico TV HH estimates from Mediafax, Inc. Television Audience Measure for the Puerto Rico Television Market, January 2002.

(13)	WTIN-TV, WNJX-TV, WJWN-TV and WKPV-TV are currently programmed as satellite stations of WAPA-TV.

(14)	We have signed an agreement and filed an application with the FCC to sell the broadcast license and certain related assets of WNAC-TV, the Fox affiliate serving the Providence-New Bedford market to Super Towers, Inc. Following the sale of the license, and the pending merger, subject to FCC approval, with Sunrise Television we will operate WNAC-TV pursuant to an LMA. The sales price for the broadcast license for WNAC-TV is approximately $2.5 million.

      The following are descriptions of the stations we operate, their markets and our television competition:

     WISH-TV (Indianapolis, Indiana)

      Station Profile. WISH-TV, a CBS affiliate, is the number one ranked station in the Indianapolis market. Its current affiliation agreement expires on December 31, 2005. The station broadcasts 38 hours of news per week and its late news is tied for first in the Indianapolis market. The station is currently broadcasting in both analog and digital.

      Market Overview. Indianapolis, Indiana is the twenty-fifth largest DMA in the United States, with a population of approximately 2,513,000 and approximately 1,013,290 television households, representing 0.96% of total television households in the United States. Cable penetration in the Indianapolis market is estimated at 64%.

		VHF			Share Summary 9AM to Midnight (%)
	City of	or
Station	License	UHF	Network	Owner	Nov-01	Jul-01	May-01	Feb-01	Nov-00	Jul-00	May-00	Feb-00	Nov-99

LIN Television:
WISH-TV	Indianapolis	VHF	CBS	LIN Television	16	14	16	15	15	13	15	16	17
Other:
WTTV-TV	Bloomington	VHF	WB	Sinclair Bcst Group	5	4	5	6	6	6	8	7	8
WRTV-TV	Indianapolis	VHF	ABC	McGraw-Hill Bcstg	8	9	9	8	10	9	11	11	10
WTHR-TV	Indianapolis	VHF	NBC	Dispatch Printing Co	14	12	15	14	13	10	15	13	13
WNDY-TV	Marion	UHF	UPN	CBS TV Stations	3	4	4	4	4	3	4	4	3
WXIN-TV	Indianapolis	UHF	FOX	Tribune Bcstg Co	8	5	7	7	6	6	6	7	7
WIPX-TV	Bloomington	UHF	PAX	Paxson Comm Corp	—	—	—	—	1	1	—	1	—
WTTK-TV	Kokomo	UHF	WB	Sinclair Bcst Group	—	—	—	—	—	—	—	—	—

WTNH-TV and WCTX-TV (Hartford-New Haven, Connecticut)

      Station Profiles. WTNH-TV, an ABC affiliate, is the number three ranked station in the Hartford-New Haven market. Its current affiliation agreement expires on September 4, 2005. The station broadcasts 25 hours of news per week, and its late news is ranked third in the Hartford-New Haven market. The station is currently broadcasting in both analog and digital.

      We operate WCTX-TV, an LMA station in the Hartford-New Haven, market, from the WTNH-TV television studio and office facility. WCTX-TV changed its network affiliation from the WB to UPN on January 1, 2001. Its current affiliation agreement expires on January 15, 2006. The station broadcasts 4 hours of news per week.

      Market Overview. Hartford-New Haven, Connecticut is the twenty-eighth largest DMA in the United States, with a population of approximately 2,450,000 and approximately 953,130 television households, representing 0.90% of total television households in the United States. Cable penetration in the Hartford-New Haven market is estimated at 88%.

		VHF			Share Summary 9AM to Midnight (%)
	City of	or
Station	License	UHF	Network	Owner	Nov-01	Jul-01	May-01	Feb-01	Nov-00	Jul-00	May-00	Feb-00	Nov-99

LIN Television:
WTNH-TV	New Haven	VHF	ABC	LIN Television	9	9	10	10	10	10	12	12	13
WCTX-TV	New Haven	UHF	UPN	LIN Television	2	3	3	2	2	2	2	3	3
Other:
WFSB-TV	Hartford	VHF	CBS	Meredith Corp	14	13	14	14	15	14	15	16	15
WUVN-TV	Hartford	UHF	UNI	Entravision Holdings	—	—	—	—	—	—	—	—	—
WTXX-TV	Waterbury	UHF	WB	Tribune Bcstg Co	2	2	2	3	2	2	3	3	2
WHPX-TV	New London	UHF	PAX	Paxson Comm Corp	—	—	—	1	—	—	—	—	—
WVIT-TV	New Britain	UHF	NBC	NBC/GE	12	10	12	11	12	10	12	11	11
WTIC-TV	Hartford	UHF	FOX	Tribune Bcstg Co	8	6	7	7	7	6	7	7	8

WOOD-TV, WOTV-TV, WXSP-CA, and WZPX-TV (Grand Rapids-Kalamazoo-Battle Creek, Michigan)

      Station Profiles. WOOD-TV, an NBC affiliate, is the number one ranked station in the Grand Rapids-Kalamazoo-Battle Creek market. Its current affiliation agreement expires on December 31, 2010. The station broadcasts 32 hours of news per week and its late news is ranked number one in the Grand Rapids-Kalamazoo-Battle Creek market. The station is currently broadcasting in both analog and digital.

      We operate WOTV-TV in the Battle Creek market from the WOOD-TV television studio and office facility in Grand Rapids. WOTV-TV maintains a stand-alone sales and news operation located in Battle

Creek. The station is affiliated with ABC under an affiliation agreement that expires on September 4, 2005. The station broadcasts 12 hours of news per week.

      In May 2000, we launched WOMS-LP, WOWD-LP, WOGC-LP, WOLP-LP, WOKZ-LP, WOBC-LP, and WOHO-LP, a collection of seven low power television stations as one program service using the call letters WXSP-CA. WXSP-CA has an affiliation agreement with UPN that expires on December 31, 2005. These stations broadcast from the WOOD-TV television studio facility.

      In April 2001, we signed a joint sales agreement to provide technical and sales services to operate WZPX-TV in Battle Creek, Michigan from the WOOD-TV television studio facility. This station is owned by and will carry the network programming of Paxson and will also carry the WB programming during parts of the day.

      Market Overview. Grand Rapids-Kalamazoo-Battle Creek, Michigan is the thirty-eighth largest DMA in the United States, with a population of approximately 1,869,000 and approximately 702,210 television households representing 0.67% of total television households in the United States. Cable penetration in the Grand Rapids-Kalamazoo-Battle Creek market is estimated at 62%.

		VHF			Share Summary 9AM to Midnight (%)
		or
Station	City of License	UHF	Network	Owner	Nov-01	Jul-01	May-01	Feb-01	Nov-00	Jul-00	May-00	Feb-00	Nov-99

LIN Television:
WOOD-TV	Grand Rapids	VHF	NBC	LIN Television	15	13	15	14	15	12	15	15	15
WOTV-TV	Battle Creek	UHF	ABC	LIN Television	4	4	5	4	6	5	6	5	5
WXSP-CA	Grand Rapids	UHF	UPN	LIN Television	—	—	—	—	—	—	—	—	—
WZPX-TV	Battle Creek	UHF	PAX	Paxson Comm Corp	—	—	—	—	—	—	—	—	—
Other:
WWMT-TV	Kalamazoo	VHF	CBS	Freedom Comm Inc	14	15	16	16	14	16	17	16	16
WZZM-TV	Grand Rapids	VHF	ABC	Gannett Co Inc	11	11	11	12	12	12	13	13	13
WXMI-TV	Grand Rapids	UHF	FOX	Tribune Bcstg Co	10	6	7	8	8	6	7	7	9

     WAVY-TV, WVBT-TV and WPXV-TV (Norfolk-Portsmouth-Newport News, Virginia)

      Station Profiles. WAVY-TV, an NBC affiliate, is tied for the number one ranked station in the Norfolk-Portsmouth-Newport News market. Its current affiliation agreement expires on December 31, 2010. The station broadcasts 32 hours of news per week, and its late news is ranked number one in the Norfolk-Portsmouth-Newport News market. The station is currently broadcasting in both analog and digital.

      We operate WVBT-TV in the Norfolk-Portsmouth-Newport News market, from the WAVY-TV television studio and office facility. WVBT-TV is affiliated with FOX under an affiliation agreement that expires on August 30, 2008. The station broadcasts 7 hours of news per week.

      In April 2001, we signed a joint sales agreement to provide management, technical and sales services to operate WPXV-TV in the Norfolk-Portsmouth-Newport News market. The station is owned by, and will carry the network programming of, Paxson.

      Market Overview. Norfolk-Portsmouth-Newport News, Virginia is the forty-second largest DMA in the United States, with a population of approximately 1,752,000 and approximately 654,150 television households representing 0.62% of total television households in the United States. Cable penetration in the Norfolk-Portsmouth-Newport News market is estimated at 77%.

		VHF			Share Summary 9AM to Midnight (%)
		or
Station	City of License	UHF	Network	Owner	Nov-01	Jul-01	May-01	Feb-01	Nov-00	Jul-00	May-00	Feb-00	Nov-99

LIN Television:
WAVY-TV	Portsmouth	VHF	NBC	LIN Television	11	10	13	12	12	9	12	12	12
WVBT-TV	Virginia Beach	UHF	FOX	LIN Television	6	4	4	5	5	3	4	4	6
WPXV-TV	Norfolk	UHF	PAX	Paxson Comm Corp	—	—	—	—	—	—	—	—	—
Other:
WTKR-TV	Norfolk	VHF	CBS	New York Times Co	11	10	12	12	12	12	11	13	14
WVEC-TV	Hampton	VHF	ABC	Belo Corp	10	10	11	11	11	10	11	12	12
WGNT-TV	Portsmouth	UHF	UPN	CBS TV Stations Div	7	7	7	8	8	7	8	10	9
WTVZ-TV	Norfolk	UHF	WB	Sinclair Bcst Group	5	4	5	5	5	5	6	6	5

     WIVB-TV and WNLO-TV (Buffalo, New York)

      Station Profiles. WIVB-TV, a CBS affiliate, is the number one ranked station in the Buffalo market. Its current affiliation agreement expires on December 31, 2005. The station broadcasts 28 hours of news per week and its late news is ranked number one in the Buffalo market. The station is currently broadcasting in analog and is expected to broadcast in digital in 2002.

      On July 25, 2001, we acquired the broadcast license and operating assets of WNLO-TV (formerly called WNEQ-TV), an independent broadcast television station. We operate WNLO-TV from the WIVB-TV television studio and office facility. WNLO-TV has signed a network affiliation agreement with UPN that will become effective January 1, 2003 and expire on December 31, 2010. The station broadcasts 16 hours of news per week.

      Market Overview. Buffalo, New York is the forty-seventh largest DMA in the United States, with a population of approximately 1,623,000 and approximately 616,610 television households, representing 0.59% of total television households in the United States. Cable penetration in the Buffalo market is estimated at 77%.

		VHF			Share Summary 9AM to Midnight (%)
	City of	or
Station	License	UHF	Network	Owner	Nov-01	Jul-01	May-01	Feb-01	Nov-00	Jul-00	May-00	Feb-00	Nov-99

LIN Television:
WIVB-TV	Buffalo	VHF	CBS	LIN Television	15	13	14	15	16	11	13	17	20
WNLO-TV	Buffalo	UHF	IND	LIN Television	1	1	1	—	—	—	—	—	—
Other:
WGRZ-TV	Buffalo	VHF	NBC	Gannett Co Inc	11	9	11	10	11	9	11	11	11
WKBW-TV	Buffalo	VHF	ABC	Granite Bcstg Corp	12	11	14	13	14	14	16	22	19
WUTV-TV	Buffalo	UHF	FOX	Sinclair Bcst Group	7	5	6	6	6	5	6	5	7
WNYO-TV	Buffalo	UHF	WB	Sinclair Bcst Group	4	4	4	4	4	5	5	3	4
WPXJ-TV	Batavia	UHF	PAX	Paxson Comm Corp	—	—	—	—	—	—	—	—	—
WNGS-TV	Springville	UHF	UPN	Powley, Caroline K	—	—	—	—	—	—	—	—	—

     KXAN-TV, KXAM-TV, KNVA-TV and KBVO-CA (Austin, Texas)

      Station Profiles. KXAN-TV, an NBC affiliate, is the third ranked station in the Austin market. Its current affiliation agreement expires on December 31, 2010. The station broadcasts 20 hours of news per week, and its late news is ranked number one in the Austin market. The station is currently broadcasting in both analog and digital.

      We operate KXAM-TV, a satellite station in the Austin market, from the KXAN-TV television studio and office facility. As a satellite television station, KXAM-TV retransmits KXAN-TV’s television signal.

      We operate KNVA-TV, an LMA station in the Austin market, from the KXAN-TV television studio and office facility. KNVA-TV has been affiliated with the WB since 1994, and its current affiliation agreement expires December 31, 2003.

      In January 2002 we launched KBVO-CA, KHPB-LP, KHPX-LP, KGPG-LP, KHPZ-LP, KHPL-LP and KHPM-LP, a collection of seven low power television stations as one program service using the call letters KBVO-CA. KBVO-CA carries the recently launched Spanish-speaking network Telefutura, programmed by Univision. The percentage of Spanish-speaking population in Austin is 25.6%.

      Market Overview. Austin, Texas is the fifty-fourth largest DMA in the United States, with a population of approximately 1,243,000 and approximately 555,840 television households, representing 0.53% of total television households in the United States. Cable penetration in the Austin market is estimated at 66%.

		VHF			Share Summary 9AM to Midnight (%)
	City of	or
Station	License	UHF	Network	Owner	Nov-01	Jul-01	May-01	Feb-01	Nov-00	Jul-00	May-00	Feb-00	Nov-99

LIN Television:
KXAN-TV	Austin	UHF	NBC	LIN Television	11	10	13	16	14	12	15	15	14
KXAM-TV	Llano	UHF	NBC	LIN Television	—	—	—	—	—	—	—	—	—
KNVA-TV	Austin	UHF	WB	54 Bcstg. Inc	6	6	6	5	4	5	6	5	5
KBVO-CA	Austin	UHF	Telefutura	LIN Television	—	—	—	—	—	—	—	—	—
Other:
KTBC-TV	Austin	VHF	FOX	Fox Television	15	11	12	11	10	10	11	11	13
KVUE-TV	Austin	UHF	ABC	Belo Corp	12	10	10	13	16	13	15	15	17
KEYE-TV	Austin	UHF	CBS	CBS TV Station Div	8	8	9	12	11	10	11	11	12
K13VC	Austin	VHF	IND	Fox Television	—	—	—	—	—	—	—	—	—

     WANE-TV (Fort Wayne, Indiana)

      Station Profile. WANE-TV, a CBS affiliate, is the number one ranked station in the Fort Wayne market. Its current affiliation agreement expires on December 31, 2005. The station broadcasts 26 hours of news per week, and its late news is ranked number two in the Fort Wayne market.

      Market Overview. Fort Wayne, Indiana is the hundred and fourth largest DMA in the United States, with a population of approximately 668,000 and approximately 262,000 television households, representing 0.25% of total television households in the United States. Cable penetration in the Fort Wayne market is estimated at 55%.

		VHF			Share Summary 9AM to Midnight (%)
	City of	or
Station	License	UHF	Network	Owner	Nov-01	Jul-01	May-01	Feb-01	Nov-00	Jul-00	May-00	Feb-00	Nov-99

LIN Television:
WANE-TV	Fort Wayne	UHF	CBS	LIN Television	17	15	16	17	17	16	17	20	20
Other:
WPTA-TV	Fort Wayne	UHF	ABC	Granite Bcstg Corp	15	16	15	15	17	15	19	18	17
WKJG-TV	Fort Wayne	UHF	NBC	Cloutier Trust	13	11	13	13	13	11	14	14	13
WFFT-TV	Fort Wayne	UHF	FOX	Quorum Bcstg Co	7	5	7	8	6	6	6	7	8

     WWLP-TV (Springfield-Holyoke, Massachusetts)

      Station Profile. We acquired WWLP-TV in 2000. WWLP-TV, an NBC affiliate, is the number one ranked station in the two-station Springfield-Holyoke market. Its current affiliation agreement expires on December 31, 2005. The station broadcasts 27 hours of news per week, and its late news is ranked number one in the Springfield-Holyoke market.

      Market Overview. Springfield-Holyoke, Massachusetts is the one hundred and fifth largest DMA in the United States, with a population of approximately 658,000 and approximately 254,020 television households, representing 0.24% of total television households in the United States. Cable penetration in the Springfield-Holyoke market is estimated at 85%.

		VHF			Share Summary 9AM to Midnight (%)
	City of	or
Station	License	UHF	Network	Owner	Nov-01	Jul-01	May-01	Feb-01	Nov-00	Jul-00	May-00	Feb-00	Nov-99

LIN Television:
WWLP-TV	Springfield	UHF	NBC	LIN Television	19	17	18	17	18	17	17	18	19
Other:
WGGB-TV	Springfield	UHF	ABC	Sinclair Bcst Group	11	12	14	14	14	14	16	17	14

     WLFI-TV (Lafayette, Indiana)

      Station Profile. We acquired WLFI-TV, a CBS affiliate, in April 2000. The Lafayette market is a one-station market and its current affiliation agreement expires on December 31, 2007. The station broadcasts 19 hours of news per week.

      After we acquired WLFI-TV, we consolidated WLFI-TV’s technical and administrative operations with the WISH-TV studio facilities in Indianapolis. WLFI-TV maintains separate news and sales operations in Lafayette.

      Market Overview. Lafayette, Indiana is the one hundred and ninetieth largest DMA in the United States, with a population of approximately 150,000 and approximately 57,190 television households, representing 0.05% of total television households in the United States. Cable penetration in the Lafayette market is estimated at 75%.

		VHF			Share Summary 9AM to Midnight (%)
	City of	or
Station	License	UHF	Network	Owner	Nov-01	Jul-01	May-01	Feb-01	Nov-00	Jul-00	May-00	Feb-00	Nov-99

LIN Television:
WLFI-TV	Lafayette	UHF	CBS	LIN Television	18	19	21	23	20	17	20	24	23

     WAPA-TV (San Juan, Puerto Rico)

      Station Profile. WAPA-TV is the second ranked station in Puerto Rico. The station has no network affiliation. The station acquires syndicated programming primarily from South America, Mexico and the United States. In addition, the station produces 21.5 hours per week of entertainment programming in its studios and produces 25 hours of news programming per week. The station is the first station in Puerto Rico to install a Doppler Weather Satellite radar in support of its news programming.

      Due to the mountainous terrain of Puerto Rico, we own and operate WNJX-TV, a television station in Mayaguez, Puerto Rico and operate an LMA station, WTIN-TV, a television station in Ponce, Puerto Rico. These stations re-broadcast the television signal of WAPA-TV.

      On August 2, 2001, we acquired the broadcast license and operating assets of WJPX-TV, an independent television station in San Juan, Puerto Rico, WKPV-TV, an independent television station in Ponce, Puerto Rico and WJWN-TV, an independent television station in San Sebastian, Puerto Rico. WKPV-TV and WJWN-TV currently rebroadcast the programming carried on WJPX-TV.

      Market Overview. Puerto Rico has a population of approximately 3,808,610 and approximately 1,222,115 television households. Based on its population, Puerto Rico would have been the twentieth largest DMA in the continental United States. Cable penetration in the Puerto Rico market is estimated at 29%.

		VHF			Share Summary 9AM to Midnight (%)
or
Station	City of License	UHF	Network	Owner	Nov-01	Jul-01	May-01	Feb-01	Nov-00	Jul-00	May-00	Feb-00	Nov-99

LIN Television:
WAPA-TV	San Juan	VHF	IND	LIN Television	29	29	30	30	29	29	29	30	28
WJPX-TV	San Juan	UHF	IND	LIN Television	—	—	—	—	—	—	—	—	—
WTIN-TV (LMA)	Ponce	UHF	IND	Nicolau, Laura	—	—	—	—	—	—	—	—	—
WNJX-TV (Satellite)	Mayaguez	UHF	IND	LIN Television	—	—	—	—	—	—	—	—	—
WKPV-TV (Satellite)	Ponce	UHF	IND	LIN Television	—	—	—	—	—	—	—	—	—
WJWN-TV (Satellite)	San Sebastian	UHF	IND	LIN Television	—	—	—	—	—	—	—	—	—
Other:
WKAQ-TV(1)(2)	San Juan	VHF	IND	Telemundo	34	37	37	35	32	33	33	31	32
WORA-TV	Mayaguez	VHF	IND	Telecinco Inc	—	—	—	—	—	—	—	—	—
WSTE-TV	Ponce	VHF	IND	Ch 7 WSTE	2	2	2	2	1	2	2	3	1
WLII-TV(2)(3)	Caguas	VHF	IND	Raycom	24	20	22	23	26	24	24	26	27
WOLE-TV	Aguadilla	VHF	IND	Du Art Film Labs	—	—	—	—	—	—	—	—	—
WPRV-TV	Fajardo	VHF	FOX	Catholic Church	—	—	—	—	—	—	—	—	—
WAVB-TV	San Juan	UHF	NBC	Esperanza TV	—	—	—	—	—	—	—	—	—
WSJU-TV	San Juan	UHF	IND	Aerco Bcstg	—	—	—	—	—	—	—	—	—
WVEO-TV	Aguadilla	UHF	IND	Esperanza TV	—	—	—	—	—	—	—	—	—
WCCV-TV	Arecibo	UHF	UNI	Asociacion Evangel	—	—	—	—	—	—	—	—	—
WECN-TV	Naranjito	UHF	IND	Pegasus Comm	—	—	—	—	—	—	—	—	—
WVSN-TV	Humacao	UHF	IND	Asociacion Evangel	—	—	—	—	—	—	—	—	—
WSUR-TV(3)	Ponce	VHF	IND	Raycom	—	—	—	—	—	—	—	—	—
WVOZ-TV	Ponce	UHF	IND	Esperanza TV	—	—	—	—	—	—	—	—	—

(1)	NBC has a purchase agreement with Telemundo to acquire this station as a part of the Telemundo acquisition.

(2)	Each of these stations has satellite stations that broadcast their signal throughout Puerto Rico.

(3)	Univision is currently operating this station and has a purchase agreement to acquire the station.

Sunrise Stations (Pending)

      The following are descriptions of the stations currently operated by Sunrise and for which LIN Television provides management services.

     WPRI-TV and WNAC-TV (Providence, Rhode Island — New Bedford, Massachusetts)

      Station Profiles. Sunrise acquired WPRI-TV in 2001. WPRI-TV, a CBS affiliate, is the number two ranked station in the Providence-New Bedford market. Its current affiliation agreement expires on June 30, 2006. The station broadcasts 19.5 hours of news per week, and its late news is ranked second in the Providence-New Bedford market.

      Although we own the FCC license and certain other assets of WNAC-TV, Sunrise operates WNAC-TV under an LMA agreement with us. Sunrise operates WNAC-TV from the WPRI-TV television studio and office facility. WNAC-TV is affiliated with FOX and it is currently operating without an affiliation agreement. The station broadcasts 3.5 hours of news per week. We have signed an agreement and filed an application with the FCC to sell the broadcast license and certain related assets of WNAC-TV to a third party. See “The Transactions — The Sunrise Acquisitions and Related Dispositions.”

      Market Overview. The Providence-New Bedford market is the forty-ninth largest DMA in the United States, with a population of approximately 1,514,000 and approximately 600,730 television households, representing 0.57% of total television households in the United States. Cable penetration in the Providence-New Bedford market is estimated at 79%.

		VHF			Share Summary 9AM to Midnight (%)
	City of	or
Station	License	UHF	Network	Owner	Nov-01	Jul-01	May-01	Feb-01	Nov-00	Jul-00	May-00	Feb-00	Nov-99

Sunrise:
WPRI-TV	Providence	VHF	CBS	STC Broadcasting	12	10	12	11	11	10	11	11	12
WNAC-TV	Providence	UHF	FOX	LIN Television	6	4	4	4	4	5	5	5	5
Other:
WLNE-TV	New Bedford	VHF	ABC	Freedom Comm Inc	6	6	7	7	8	7	9	9	8
WJAR-TV	Providence	VHF	NBC	NBC/GE	17	14	17	16	17	15	16	16	18
WLWC-TV	New Bedford	UHF	UPN/WB	CBS TV Stations Div	4	2	3	4	3	3	3	4	3
WPXQ-TV	Block Island	UHF	PAX	Offshore Bcstg Corp	1	—	—	1	1	1	—	—	1

     WDTN-TV (Dayton, Ohio)

      Station Profile. WDTN-TV, an ABC affiliate, is tied as the second ranked station in the Dayton market. Its current affiliation agreement expires on August 29, 2004. The station broadcasts 24.5 hours of news per week, and its late news is ranked second in the Dayton market.

      Market Overview. Dayton is the sixtieth largest market in the United States, with a population of 1,351,000 and approximately 494,960 television households, representing 0.47% of total households in the United States. Cable penetration in the Dayton market is 71%.

					Share Summary 9AM to Midnight (%)
		VHF
	City of	or			Nov-	Jul-	May-	Feb-	Nov-	Jul-	May-	Feb-	Nov-
Station	License	UHF	Network	Owner	01	01	01	01	00	00	00	00	99

Sunrise:
WDTN-TV	Dayton	VHF	ABC	STC Broadcasting Inc	8	11	11	12	12	12	16	15	15
Other:
WHIO-TV	Dayton	VHF	CBS	Cox Broadcasting	18	25	27	25	23	23	25	25	23
WKEF-TV	Dayton	UHF	NBC	Sinclair Bcst Group	8	7	9	9	10	7	9	8	9
WBDT-TV	Springfield	UHF	WB/UPN	Acme Television LLC	4	2	2	3	2	2	2	2	—
WRGT-TV	Dayton	UHF	FOX	Glencairn Ltd	8	4	6	6	6	5	5	5	6

     WEYI-TV (Flint-Saginaw-Bay City, Michigan)

      Station Profile. WEYI-TV, an NBC affiliate, is the third ranked station in the Flint-Saginaw-Bay City market. Its current affiliation agreement expires on December 31, 2010. The station broadcasts 12 hours of news per week, and its late news is ranked third in the Flint-Saginaw-Bay City market.

      Market Overview. Flint-Saginaw-Bay City is the sixty-fourth largest market in the United States, with a population of 1,195,000 and approximately 453,740 television households, representing 0.43% of total households in the United States. Cable penetration in the Flint-Saginaw-Bay City market is 65%.

					Share Summary 9AM to Midnight (%)
		VHF
	City of	or			Nov-	Jul-	May-	Feb-	Nov-	Jul-	May-	Feb-	Nov-
Station	License	UHF	Network	Owner	01	01	01	01	00	00	00	00	99

Sunrise:
WEYI-TV	Saginaw	UHF	NBC	STC Broadcasting Inc	9	8	10	9	9	8	10	10	10
Other:
WNEM-TV	Bay City	VHF	CBS	Meredith Corp	14	15	16	16	15	15	16	17	15
WJRT-TV	Flint	VHF	ABC	ABC Inc	17	16	20	17	19	18	21	20	22
WSMH-TV	Flint	UHF	FOX	Sinclair Bcst Group	7	4	6	6	7	5	5	6	7

     WUPW-TV (Toledo, Ohio)

      Station Profile. WUPW-TV, a FOX affiliate, is the fourth ranked station in the Toledo market and is currently operating without an affiliation agreement. The station broadcasts 6 hours of news per week, and its late news is ranked fourth in the Toledo, Ohio market.

      Market Overview. Toledo is the sixty-eighth largest market in the United States, with a population of 1,107,000 and approximately 418,340 television households, representing 0.40% of total households in the United States. Cable penetration in the Toledo market is 70%.

		VHF			Share Summary 9AM to Midnight (%)
	City of	or
Station	License	UHF	Network	Owner	Nov-01	Jul-01	May-01	Feb-01	Nov-00	Jul-00	May-00	Feb-00	Nov-99

Sunrise:
WUPW-TV	Toledo	UHF	FOX	STC Broadcasting Inc	6	5	6	7	6	6	6	6	8
Other:
WTOL-TV	Toledo	VHF	CBS	Cosmos Bcstg	21	21	22	21	21	19	22	24	22
WTVG-TV	Toledo	VHF	ABC	ABC Inc	14	13	15	14	16	15	16	16	17
WNWO-TV	Toledo	UHF	NBC	Raycom Media Inc	10	8	10	10	10	9	11	10	10

     KRBC-TV (Abilene-Sweetwater, Texas)

      Station Profile. KRBC-TV, an NBC affiliate, is the third ranked station in the Abilene-Sweetwater market. Its current affiliation agreement expires on July 31, 2010. The station broadcasts 11 hours of news per week, and its late news is ranked third in the Abilene-Sweetwater market.

      Market Overview. Abilene-Sweetwater is the one hundred and sixty-second largest market in the United States, with a population of 308,000 and approximately 113,280 television households, representing 0.11% of total households in the United States. Cable penetration in the Abilene-Sweetwater market is 67%.

		VHF			Share Summary 9AM to Midnight (%)
	City of	or
Station	License	UHF	Network	Owner	Nov-01	Jul-01	May-01	Feb-01	Nov-00	Jul-00	May-00	Feb-00	Nov-99

Sunrise:
KRBC-TV	Abilene	VHF	NBC	STC Broadcasting Inc	10	8	12	11	11	9	11	11	12
Other:
KTXS-TV	Sweetwater	VHF	ABC	Lamco Communications	14	13	13	14	14	13	14	16	14
KXVA-TV	Abilene	UHF	FOX	Star Broadcasting	6	3	3	3	—	—	—	—	—
KTAB-TV	Abilene	UHF	CBS	Nexstar Bcstg Group	17	16	19	18	18	15	20	21	20
KIDZ-LP	Abilene	UHF	UPN/PAX	Sage Bcstg Corp	1	2	—	—	4	4	4	3	5

     KACB-TV (San Angelo, Texas)

      Station Profile. KACB-TV, an NBC affiliate, is the third ranked station in the San Angelo market. Its current affiliation agreement expires on July 31, 2010. The station broadcasts 6 hours of news per week, and its late news is ranked second in the San Angelo market.

      Market Overview. San Angelo is the one hundred and ninety-ninth largest market in the United States, with a population of 144,000 and approximately 50,640 television households, representing 0.05% of total households in the United States. Cable penetration in the San Angelo market is 76%.

		VHF			Share Summary 9AM to Midnight (%)
	City of	or
Station	License	UHF	Network	Owner	Nov-01	Jul-01	May-01	Feb-01	Nov-00	Jul-00	May-00	Feb-00	Nov-99

Sunrise:
KACB-TV	San Angelo	VHF	NBC	STC Broadcasting Inc	8	7	8	8	8	7	9	7	8
Other:
KIDY-TV	San Angelo	VHF	FOX/UPN	Sage Bcstg Corp	9	4	5	6	7	6	6	6	9
KLST-TV	San Angelo	VHF	CBS	Jewell TV Corp	23	25	25	24	23	22	25	24	24
KTXE-LP	San Angelo	UHF	ABC	Lamco Communications	5	4	5	5	5	4	7	6	7

North Dakota Stations

      Sunrise has entered into an agreement to dispose of its three North Dakota stations. If this transaction is not consummated, we will continue to own and operate these stations.

Network Affiliations

      Of the stations we operate, currently 24 of such stations are affiliated with a network pursuant to an affiliation agreement. We currently have affiliation agreements with all six major networks. Network affiliation agreements generally give stations both the exclusive right and, subject to certain limited preemption rights, the obligation to carry the networks’ programming and the network advertising within it. The affiliates receive the ability to sell some of the time within and around the network programs, as well as preserving local time periods which they program and for they retain all advertising revenues.

      Our affiliation agreements have terms of up to 10 years, with scheduled expiration dates ranging from June 30, 2002 to December 31, 2010. See “— Stations” above, for a chart listing the expiration dates of each of our network affiliation agreements. In addition, each affiliation agreement is automatically renewed for successive terms subject to either party’s right to terminate the agreement at the end of any term after giving proper notice thereof. Our network affiliation agreements are subject to earlier termination by the networks under specified circumstances, including as a result of a change of control of our affiliated stations, which would generally result upon the acquisition of 50% of our, or our parent company’s, LIN TV Corp., voting power. In the event that Hicks Muse elects to convert the shares of LIN TV Corp. class B common stock held by it into shares of either LIN TV Corp. class A common stock or LIN TV Corp. class C common stock, such conversion would likely result in Hicks Muse acquiring more than 50% voting power and, thus, resulting in a change of control of our stations with network affiliation agreements. In addition, we must obtain approvals with respect to the network affiliation agreements for all of Sunrise’s stations in connection with the Sunrise acquisition and Sunrise is currently in negotiations with Fox with respect to two expired affiliation agreements. For further information, see “— Risks Related to Our Business — The loss of network affiliation agreements could materially and adversely affect the results of operations.”

Government Regulation

     Overview

      The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC by authority granted it under the Communications Act. Matters subject to FCC oversight include, but are not limited to:

•	the assignment of frequency bands of broadcast television;

•	the approval of a television station’s frequency, location and operating power;

•	the issuance, renewal, revocation or modification of a television station’s FCC license;

•	the approval of changes in the ownership or control of a television station’s licensee;

•	the regulation of equipment used by television stations; and

•	the adoption and implementation of regulations and policies concerning the ownership and operation of television stations.

      The FCC has the power to impose penalties, including fines or license revocations, upon a licensee of a television station for violations of the Communications Act and the FCC’s rules and regulations.

     License Renewal, Assignments and Transfer

      Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC prohibits the assignment of a license or the transfer of control of a broadcast licensee without prior FCC approval. In determining whether to grant or renew a broadcast license, the FCC considers a number of factors pertaining to the applicant, including compliance with a variety of ownership limitations and compliance with character and technical standards. During certain limited periods when a renewal application is pending, petitions to deny a license renewal may be filed by interested parties, including members of the public. Such petitions may raise various issues before the FCC. The FCC is required to hold evidentiary, trial-type hearings on renewal applications if a petition to deny renewal of such license raises a substantial and material question of fact as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. The FCC must grant the renewal application if, after notice and opportunity for a hearing, it finds that the incumbent has served the public interest and has not committed any serious violation of FCC requirements. If the incumbent fails to meet that standard, and if it does not show other mitigating factors warranting a lesser sanction, the FCC has authority to deny the renewal application and consider a competing application.

     Multiple- and Cross-Ownership Rules

      On a national level, the FCC rules generally prevent an entity or individual from having an “attributable” interest in television stations with an aggregate audience reach in excess of 35% of all U.S. households. For this purpose only 50% of the television households in a market are counted towards the 35% national restriction if the station is a UHF station. The percentage of television homes that our stations reach is well below the 35% national limit. In 2000, the FCC issued a report concluding that the 35% ownership cap should not be raised at this time, and this conclusion currently is subject to judicial challenge in the U.S. Court of Appeals for the D.C. Circuit. The briefing and oral argument was completed in 2001 and a decision could be issued at any time.

      On the local level, the FCC’s “duopoly” rule generally prohibits or restricts attributable interests in two or more television stations in the same local market. The FCC significantly relaxed the duopoly rule to permit ownership of two television stations in a local market under certain circumstances, primarily where a party is seeking to combine two stations where at least one of the stations is not among the top four in audience and there are at least eight post-merger independently owned television operations. Waivers of the rule are also available where one of the stations has failed or is either failing or unbuilt. The FCC also determined that television LMAs were equivalent to ownership for purposes of the local ownership rules and thus permissible only where ownership was permissible. The FCC grandfathered otherwise ineligible television LMAs entered into prior to November 5, 1996, until at least after the conclusion of a rulemaking that is expected to be initiated no sooner than 2004, examining whether it would be in the public interest to permit such combinations to continue. The FCC permitted the free transferability of grandfathered LMAs during the grandfather period but held that dual licenses may be transferred only where the two-station combination continues to qualify under the revised duopoly rule.

      We recently acquired two of the stations with which we operated stations through a local marketing agreement. The markets, Grand Rapids-Kalamazoo-Battle Creek and Norfolk-Portsmouth-Newport News, satisfied the requirement for a sufficient number of post-merger independently owned television stations and did not require waivers of the duopoly rule for conversion to ownership or subsequent transferability. The station in New Haven, which is operated through an LMA, applied for and was granted an unbuilt station duopoly waiver. We have not yet consummated that transaction pending FCC consideration of a petition for reconsideration filed by a competing station which did not participate as required by the FCC’s rules, prior to the FCC’s grant of our application. A subsequent transfer of the duopoly in New Haven may require a waiver if no additional independent stations initiate operations. Eligibility for a waiver will depend upon the stations’ future performance. We believe that the grandfathered Austin LMA may also be eligible for a waiver of the duopoly rule. In the event that the FCC determines otherwise, we have the right to assign our purchase option to a third party and we believe we can arrange a suitable disposition, including alternative non-attributable operating arrangements with such a party, such as a more limited programming and services agreement or joint sales agreement, which will not be materially less favorable to us than the current LMA. However, the rules may not be implemented or interpreted in such a manner.

      The FCC generally applies its ownership limits only to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interest of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s voting stock, or 20% or more of such stock in the case of insurance companies, mutual funds, bank trust departments and certain other passive investors that are holding stock for investment purposes only, are generally deemed to be attributable, as are positions as an officer or director of a corporate parent of a broadcast licensee. Debt and non-voting stock are generally nonattributable interests. Moreover, pending completion of a court-ordered rulemaking, the FCC recently restored an exemption to attribution of voting stock in any entity which has a single shareholder with more than 50% of that entity’s voting stock. In any event, the holder of an otherwise nonattributable stock or debt interest in a licensee which is in excess of 33% of the total assets of the licensee (debt plus equity) will nonetheless be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station, cable system or newspaper in the same market. While intending to provide licensees and investors with clear attribution standards, the FCC has stated that it reserves the authority, in an appropriate case, to declare as being attributable an unusual combination of otherwise nonattributable interests.

      The FCC also limits the combined local ownership of a newspaper and a broadcast station and of a cable television system and a broadcast television station. In addition, it limits the number of radio stations that may be co-owned with a television station serving the same area.

      Because of these multiple and cross-ownership rules, any person or entity that acquires an attributable interest in us may violate the FCC’s rules if that purchaser also has an attributable interest in other television or radio stations, or in daily newspapers or cable systems, depending on the number and location of those radio or television stations, daily newspapers, or cable systems. Such person or entity also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If the holder of an attributable interest violates any of these ownership rules or if a proposed acquisition by us would cause such a violation, we may be unable to obtain from the FCC one or more authorizations needed to conduct its television station business and may be unable to obtain FCC consents for certain future acquisitions.

     Alien Ownership

      The Communications Act restricts the ability of foreign entities or individuals to own or vote certain interests in broadcast licenses. No license may be held by a corporation more than 20% of which is owned by a foreign corporation or non-U.S. citizen. Also, no corporation may hold the capital stock of another corporation holding a broadcast license if more than 25% of the capital stock of such parent corporation is owned by a foreign corporation or non-U.S. citizen absent specific FCC authorization.

     Programming and Operation

      The Communications Act requires broadcasters to serve the “public interest.” Since the early 1980s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. Broadcast station licensees continue, however, to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station’s programming may be considered by the FCC when it evaluates license renewal applications, although such complaints may be filed, and generally may be considered by the FCC, at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, children’s television programming, political advertising, sponsorship identifications, contest and lottery advertising, obscene and indecent broadcasts, programming rating guidelines and technical operations. Also, commercial time is limited to 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays for programs originally produced and broadcast primarily for an audience of children 12 years of age and younger. The FCC’s rules implementing the Children’s Television Act of 1990 require television stations to present programming specifically directed to the educational and informational needs of children. The FCC has also adopted standards for the exposure of the public and workers to potentially harmful radio frequency radiation emitted by broadcast station transmitting facilities.

      In the past, the FCC oversaw compliance with its own equal employment opportunity outreach rules, and related reporting obligations, applicable to broadcast licensees and cable entities. Following a 2001 court decision vacating those rules, the FCC suspended these requirements indefinitely, and it is currently considering a possible replacement equal employment opportunity requirement.

     Restrictions on Broadcast Advertising

      The advertising of cigarettes on broadcast stations has been banned for many years. The broadcast advertising of smokeless tobacco products has more recently been banned by Congress. Congressional committees have examined legislative proposals to eliminate or severely restrict the advertising of beer and wine. In addition, Congress is considering proposals with respect to political campaign financing, which could limit the rates we charge for political advertising if enacted. We cannot predict whether any or all of the present proposals will be enacted into law and, if so, what the final form of such law might be. The elimination of all beer and wine advertising could have an adverse effect on our stations’ revenues and operating profits as well as the revenues and operating profits of other stations that carry beer and wine advertising.

     Cable Must-Carry or Retransmission Consent Rights

      The Cable Act of 1992 requires television broadcasters to make an election to exercise either must-carry or retransmission consent rights in connection with their carriage by cable television systems in the station’s local market. If a broadcaster chooses to exercise its must-carry rights, it may demand carriage on a specified channel on cable systems within its DMA. Must-carry rights are not absolute, and their exercise is dependent on variables such as the number of activated channels on, and the location and size of, the cable system, and the amount of duplicative programming on a broadcast station. Under specified circumstances, a cable system may decline to carry a given station. If a broadcaster chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement. Our stations, for the most part, have negotiated retransmission consent agreements with cable television systems in their markets, with terms generally ranging from three to 10 years, which in four markets provides for carriage of the station’s signal and the local weather station. Virtually all of our stations have opted for must-carry with respect to at least some cable systems in their markets and in some instances with respect to all the systems in their markets. From time to time, various of our stations and/or LMAs have been unable to reach agreement with cable operators and have been carried pursuant to short-term agreements and in a few instances have not been carried on those cable systems for periods ranging from a few days to two years. In general, broadcasters, at three-year intervals, make such elections to cover a three-year period, with the next elections to be made October 1, 2002, to become effective January 1, 2003.

     Network Affiliate Issues

      Several FCC rules impose restrictions on network affiliation agreements. Among other things, those rules prohibit a television station from entering into any affiliation agreement that:

•	requires the station to clear time for network programming that the station had previously scheduled for other use; or

•	precludes the preemption of any network programs that the station believes are unsuitable for its audience and the substitution of network programming with a program that it believes is of greater local or national importance.

      The FCC is currently reviewing several of these rules governing the relationship between broadcast television networks and their affiliates. We are unable to predict when and how the FCC will resolve these proceedings.

     Digital Television

      At present, U.S. television stations broadcast signals use the NTSC system, an analog transmission system named for the National Television Systems Committee, an industry group established in 1940 to develop the first U.S. television technical broadcast standards. The FCC has now approved a new digital television, or DTV, technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This DTV standard will allow the simultaneous transmission of multiple streams of video programming and data on the bandwidth presently used by a single analog channel. On the multiple channels allowed by DTV, it will be possible to broadcast one high definition channel, with visual and sound quality superior to present-day television; transmit several standard definition channels, with digital sound and pictures of a quality of varying degrees better than present television; provide interactive data services, including visual or audio transmission; and to provide some combination of these possibilities.

      The FCC has already allocated to every existing television broadcast station one additional channel to be used for DTV during the transition between present-day analog television and DTV, and has established a timetable by which every current station must initiate DTV operations. Broadcasters will not be required to pay for this new DTV channel, but will be required to relinquish one of their two channels when the transition to DTV is complete.

      Broadcasters may be required to discontinue analog operations and to return the channel to the FCC by as early as 2006, or as soon thereafter as 85% of U.S. households have digital reception capability. Moreover, under current law the FCC is required to auction the returned channels by 2002, at least four years before they must be relinquished. The FCC has already undertaken to relocate all broadcast stations from channels 60-69 and could auction off that spectrum to non-broadcast users as soon as later this year. The FCC has also proposed to relocate broadcast stations and auction channels 52-59 in advance of the 2006 deadline. Although never adopted, federal budget proposals have included, and may in the future include, provisions for levying fees for continued analog operation beyond the 2006 deadline.

      The FCC has also declared that, absent an extension, all commercial DTV stations must be constructed by May 1, 2002. The FCC has stated that stations may initially construct DTV facilities that transmit at less than the full authorized power. We have built five DTV stations, one in each of Austin, Indianapolis, New Haven, Norfolk and Grand Rapids. We believe that we will require extensions for a number of our DTV stations primarily given the pendency of modification applications at the FCC, the order and production backlogs of digital television equipment manufacturers, the scarcity of tower installation crews and the need for tower modifications. We cannot assure you that the FCC will grant any such modification or that we will be able to complete the construction of all of our DTV stations by May 1, 2002. If we are unable to meet the May 1, 2002 deadline and do not receive an extension, we may be subject to FCC sanctions, including the loss of the authorization to construct the DTV station.

      The FCC recently rejected a petition supported by a number of other broadcast companies that requested that the FCC adopt a different DTV transmission standard which some companies believe would provide better coverage. The broadcast industry, through its primary trade associations, conducted extensive comparative field tests of the current system and the proposed alternative and also determined not to seek any changes in the current standard at the present time. The field testing also revealed inadequacies in the performance of the current system that we believe will require industry investment in additional improvements in both transmission and reception technology. We are unable to predict the timing or outcome of this investment.

      Also pending at the FCC is a rulemaking to determine what, if any, additional public interest obligations, including programming, such as children’s programming and children’s advertising restrictions should be imposed on DTV broadcasters. Pursuant to the Telecommunications Act, the FCC has already imposed certain fees upon broadcasters if they choose to use the DTV channel to provide paid subscription services to the public. The FCC has also proposed imposing fees on broadcasters who remain on their analog channels past a certain date. The FCC also issued a report and order concerning the extent to which cable systems will be required to carry broadcast DTV signals and issued a further rulemaking looking towards refining and completing these digital must carry regulations. The FCC tentatively concluded that it did not have the authority to require must carry of both analog and digital signals, and, if it did, that the must carry obligations would be limited to one video-programming service from each broadcast station’s primary video. The broadcast industry is generally seeking reconsideration of the tentative conclusion and a broader definition of the material that must be carried. We are unable to predict the timing or outcome of any of these proceedings.

      In some cases, conversion to DTV operations may reduce a station’s geographical coverage area. Moreover, some of our stations have channels that are in the spectrum to be cleared for resale by the FCC and there is no guarantee that the replacement channels will fully replicate existing service. In other instances, the digital service may exceed current service. In addition, the FCC’s current implementation plan would maintain the secondary status of low powered television stations with respect to DTV operations and many low powered television stations, particularly in major markets, will be displaced. We have already filed applications for new channel allotments for eleven of our low powered television stations, which will be at least partially displaced by DTV channels and are in the process of locating alternative channels for four others. It appears likely that the last four facilities, if granted, will require operation with substantially reduced coverage areas. There is no assurance that any of the applications will be granted.

      Congress also enacted legislation granting additional interference and displacement protection that satisfy specified programming requirements. A significant number of our low powered television stations have been granted this status. While the FCC has proposed that these new protections remain subordinate to DTV operations, it is unclear whether these operations will in fact further impede DTV implementation.

      We have also received temporary authority to operate a low powered television station in northwest Michigan to remedy interference to our Grand Rapids NBC affiliate from a new DTV station in Milwaukee. There is no assurance that this facility will be permitted to operate throughout the digital transition. It also appears likely that additional interference will occur to both analog and DTV stations in other markets as new DTV broadcast stations are constructed. We are unable to assess at this time the magnitude of such interference or the efficacy of possible remedies.

      In addition, it is not yet clear:

•	when and to what extent DTV or other digital technology will become available through the various media;

•	whether and how television broadcast stations will be able to avail themselves of or profit by the transition to DTV;

•	whether viewing audiences will make choices among services upon the basis of such differences;

•	whether and how quickly the viewing public will embrace the cost of new DTV sets and monitors;

•	to what extent the DTV standard will be compatible with the digital standards adopted by cable and other multi-channel video programming services;

•	whether a satisfactory copy protection technology will be developed for broadcasting and whether that technology will be compatible with copy protection systems developed for cable and other media;

•	whether cable systems will be required to carry DTV signals or, in the absence of such mandate, broadcasters will succeed in negotiating voluntary cable carriage arrangements;

•	whether significant additional expensive equipment will be required for television stations to provide digital service, including high definition television and supplemental or ancillary data transmission services; or

•	what additional public interest obligations digital broadcasters will be required to fulfill.

      Pursuant to the Telecommunications Act, the FCC must conduct a ten-year evaluation regarding the public interest in advanced television, alternative uses for the spectrum and reduction of the amount of spectrum each licensee utilizes. Many segments of the industry are also intensely studying these advanced technologies. There can be no assurances as to the answers to these questions or the nature of future FCC regulation.

     Direct Broadcast Satellite Systems

      There are currently in operation two direct broadcast satellite systems that serve the United States, Hughes Electronics Corporation, operator of DirecTV, and EchoStar Communications Corporation, operator of the DISH Network, and it is anticipated that additional systems may become operational over the next several years. Direct broadcast satellite systems provide programming on a subscription basis to those who have purchased and installed a satellite signal-receiving dish and associated decoder equipment. Direct broadcast satellite systems claim to provide visual picture quality comparable to that found in movie theaters and aural quality comparable to digital audio compact discs. Until recently, direct broadcast satellite systems did not have sufficient channel capacity to carry local television stations and carried only a few network affiliates which were distributed to dishes in every market and thus were potential competitors of the local affiliates.

      In 1998, Congress passed the Satellite Home Viewer Act which granted direct broadcast satellite a limited compulsory copyright license with respect to broadcast signals. Under this license, in exchange for a relatively modest license fee set by the U.S. Copyright Office, satellite operators have the right to provide non-local network television signals but only to unserved households. To be an unserved household with respect to a particular network, the household must not be able to receive, using a conventional rooftop antenna, the television signal of the network’s local affiliate at a specified intensity. Several broadcast companies and organizations have sued satellite carriers in various federal courts charging that the carriers have routinely and flagrantly violated the unserved household restriction. Two courts have agreed, making findings which could have significantly reduced the number of direct broadcast satellite households receiving distant network stations.

      Congress also recently amended the Satellite Home Viewer Act in a number of important respects. Direct broadcast satellite operators now have the channel capacity to carry local signals in the largest television markets and in the next few years will be able to utilize additional satellite capacity and new spot beam technologies to extend the transmission of local signals to most of the households in the country. To facilitate this development, Congress extended the compulsory copyright license to cover satellite transmission of local stations to households in, and only in, the local markets of those stations. Broadcasters were given the right to negotiate retransmission consent for these local transmissions, in good faith, with the FCC to determine the precise scope of this restriction by rulemaking. Moreover, starting in 2002, in any market where one local station is carried, all have the right to be carried. The amended law also grandfathered many of the households currently receiving distant signals until they are able to receive this service. The law modified the signal intensity standard to be considered in qualifying unserved households and instructed the FCC within the next year to reexamine and advise Congress as to what the standard should be going forward.

      Direct broadcast satellite companies have initiated carriage of local signals in the largest markets and have initiated carriage of two of our stations in Indianapolis and Austin pursuant to retransmission consent agreements and have given notice that our three stations in Grand Rapids, Providence and New Haven will be carried shortly. We are unable to predict when such carriage will begin in other markets and whether the revenues from such agreements will be significant. More generally, we are unable to predict what the results of judicial, regulatory, and legislative actions will be, or what effect they will have on our television broadcasting business.

      EchoStar has entered into an agreement to acquire DirecTV. The agreement is subject to various governmental approvals, including antitrust review. EchoStar has stated that if the acquisition is successful it will initiate local service in many more markets in the near future. We are unable to predict whether or when the EchoStar-DirecTV merger will be approved or what the competitive consequences of that merger will be.

     Recent Developments, Proposed Legislation and Regulation

      Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our stations. In addition to the changes and proposed changes noted above, these matters include, for example, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products like hard liquor, beer and wine, and revised rules and policies governing equal employment opportunity. Other matters that could affect the stations include technological innovations and development generally affecting competition in the mass communications industry.

      The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, as amended by the Telecommunications Act or the Cable Act, or of the regulations and policies of the FCC under either act. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. We are unable at this time to predict the outcome of any of the pending FCC rulemaking proceedings referenced above, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies noted above, the possible outcome of any proposed or pending Congressional legislation, or the impact of any of those changes on our stations.

Competition

      Competition in the television industry is intense and takes place in several levels, most notably the markets for audience, programming and advertising revenues. Competition with other local stations in all three arenas has increased greatly in the last ten years as the number of stations on air has grown, giving rise to the development of the emerging networks. Competition with local stations is affected not only by signal coverage and assigned frequency but by the corporate resources, including financial resources and broader negotiating power with vendors and advertisers, available to regional and national owners, many of whom own more stations than we do.

      Competition for audiences also has greatly intensified as well in recent years with non-broadcast media, principally cable and satellite. Collective viewing of cable networks now exceeds that of the broadcast networks in all-day viewing, though the broadcast networks still dominate the most lucrative time periods of early morning and prime time and no single cable network has viewing approaching that of any of the major broadcast networks. Further technological innovation, such as the increases in cable and satellite channel capacity, the development of two-way or “interactive” programming and the introduction of “broadband” or video-capable internet delivery by cable and/or telephone companies, could further fragment our audiences.

The introduction of digital signals may enable us further to diversify our programming offerings and develop greater interactive capability.

      Because advertising revenues tend to follow viewing, further audience fragmentation may be expected to have an adverse impact on revenues. The advertising market historically has consisted of two revenue streams, local advertisers and national/regional advertisers. In the local market, stations compete for advertising revenues not only with other stations in their local markets but with other local advertising media, such as newspapers, radio, magazines, outdoor advertising, the internet and local cable systems. In the national spot market, stations compete against the stations in their local markets, with other local markets and with national programming services such as cable and broadcast networks. Historically, local and national revenues have been of roughly equivalent importance to local stations. In recent years, however, local advertising revenues have become increasingly more significant for local stations, in large part because national cable channels and broadcast networks have proliferated more rapidly than local channels. We believe that this trend is likely to continue, placing even greater importance on maintaining strong local news operations.

      The programming market for local stations, aside from network programming and local news, consists largely of syndicated off-network reruns, such as “Friends” or “Seinfeld,” and so-called “first-run syndication,” such as “Wheel of Fortune.” Because such programs often must be purchased well in advance of the time they are broadcast, it is difficult to accurately forecast their performance. The competition for such programming has largely come from other local stations. Increasingly, however, regionally consolidated local cable systems in larger markets have begun programming local channels with news and syndicated programming and national cable networks have been purchasing off-network programming that would otherwise have been available to local stations.

      The television broadcast industry is undergoing a period of consolidation and significant technological change. Many of our current and potential competitors have significantly greater financial, marketing, programming and broadcasting resources than we do. We believe, however, that our local news programming, network affiliations and sales resource management have enabled us to compete effectively in our markets. Nonetheless, our strategy may not continue to be effective and the introduction of new competitors for television audiences could have a material effect on our financial performance.

Employees

      As of December 31, 2001, LIN employed 1,535 employees, 367 of which were represented by unions. We believe that our employee relations are generally good.

Risks Related to Our Business

Our operating results are primarily dependent on advertising revenues and, as a result, we may be more vulnerable to economic downturns than businesses in other industries.

      Our operating results are primarily dependent on advertising revenues. The success of our operations depends in part upon factors beyond our control, such as:

•	national and local economic conditions;

•	the availability of coverage of political events and high profile sporting events, such as the Olympics, the Super Bowl and the NCAA Men’s Basketball Tournament;

•	the relative popularity of the programming on our stations;

•	the demographic characteristics of our markets; and

•	the activities of our competitors.

      We cannot assure you that our programming will attract sufficient targeted viewership or that we will achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or decline in popularity, which could cause our advertising revenues to decline. In addition, we and those that we rely on for programming may not be able to anticipate and react effectively to shifts in viewer tastes and interests in our markets.

We are dependent to a significant degree on automotive advertising.

      Approximately 21%, 22% and 26% of our total net revenues for the years ended December 31, 2001, 2000 and 1999, respectively, consisted of automotive advertising. A significant decrease in these revenues in the future could materially and adversely affect our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations.

We will continue to have a substantial amount of debt after the initial public offering of our parent company, LIN TV Corp., which could adversely affect our financial condition, liquidity and results of operations, reduce our operating flexibility and put us at greater risk for default and acceleration of our debt.

      We have, and will continue to have, a large amount of indebtedness when compared to our stockholders’ equity, even after the consummation of the upcoming transactions described in the registration statement filed by LIN TV Corp. relating to its initial public offering, including our acquisition of Sunrise, which we refer to collectively as the transactions. As of December 31, 2001, we had $1.1 billion of total debt and $404.7 million of total stockholders’ equity. We may incur additional indebtedness in the future. Accordingly, even following the repayment of a portion of our indebtedness with the net proceeds from the transactions, we will continue to have, significant debt service obligations.

      Our large amount of indebtedness could, for example:

•	require us to use a substantial portion of our cash flow from operations to pay indebtedness and reduce the availability of this cash flow to fund working capital, capital expenditures, acquisitions and other general corporate activities;

•	limit our ability to obtain additional financing in the future;

•	expose us to greater interest rate risk since the interest rates on certain of our borrowings, including amounts borrowed under our senior credit facilities, vary; and

•	impair our ability to successfully withstand a downturn in our business or the economy in general and place us at a disadvantage relative to our less leveraged competitors.

      Any of these consequences could have a material adverse effect on our business, liquidity and results of operations. In addition, our debt instruments require us to comply with covenants, including those that restrict our and certain of our subsidiaries’ ability to dispose of assets, incur additional indebtedness, pay dividends, make investments, make acquisitions, engage in mergers or consolidations and make capital expenditures, that will restrict the manner in which we conduct our business and may impact our operating results. Our failure to comply with these covenants could result in events of default, which, if not cured or waived, would permit acceleration of our indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-default provisions. In the past, we have obtained amendments with respect to compliance with financial ratio tests in our senior credit facilities. We cannot assure you that any consents or amendments that may be required in the future will be available on reasonable terms, if at all.

We have a history of net losses and a substantial accumulated deficit.

      We have had net losses of $61.7 million, $34.2 million and $34.0 million for the years ended December 31, 2001, 2000 and 1999, respectively, primarily as a result of our amortization of intangible assets and debt service obligations. In addition, as of December 31, 2001, we had an accumulated stockholders’ deficit of $157.2 million. We cannot assure you that we will be able to achieve or maintain profitability.

We may not be able to generate sufficient cash flow to meet our debt service obligations, forcing us to refinance all or a portion of our indebtedness, sell assets or obtain additional financing.

      Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance our indebtedness, will depend on our future performance, which, to a certain extent, will be subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate sufficient cash flow from operations in the future to pay our indebtedness or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, on or before maturity, to sell assets or to obtain additional financing. We may not be able to refinance any of our indebtedness on commercially reasonable terms, if at all. In addition, on March 1, 2003, we will be required to redeem $125.0 million in aggregate principal amount of our 10% senior discount notes due 2008. If we are unable to generate sufficient cash flow or refinance our indebtedness on commercially reasonable terms, we may have to seek to restructure our debt obligations.

We have a material amount of intangible assets, and if we are required to write down intangible assets to comply with new accounting standards, it would reduce our net income, which in turn could materially and adversely affect our results of operations and the trading price of our class A common stock.

      Approximately $1.6 billion, or 78.2%, of our total assets as of December 31, 2001, consists of unamortized intangible assets. Intangible assets principally include FCC licenses and network affiliations and goodwill. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 generally became effective for us on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill, FCC licenses and network affiliations, and the introduction of impairment testing in its place. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. Pursuant to SFAS No. 142, we are assessing our goodwill and FCC licenses and network affiliations for impairment and, if impairment is indicated, will record such impairment as a cumulative effect of an accounting change which may be reflected in our results of operations as early as the three months ended March 31, 2002. As a result of our ongoing assessment of goodwill and intangible asset impairment, we anticipate that we will record an impairment charge in the range of $75.0 million to $100.0 million in 2002.

We may not consummate our proposed acquisition of Sunrise in a timely manner, if at all, in which case we would bear the risk that STC Broadcasting is unable to repay our loan to STC Broadcasting.

      We cannot assure you that we can consummate our proposed acquisition of Sunrise in a timely manner or on the terms described in this prospectus, if at all. The conditions that must be satisfied before the consummation of our acquisition of Sunrise include our receipt of approval from the FCC. The FCC may require us to submit to various operating or ownership restrictions before granting the authorizations and approvals necessary to complete the acquisition. These restrictions could adversely affect the value of the combined company.

      In addition, if the Sunrise acquisition is not likely to be completed prior to or shortly following the closing of the LIN TV Corp. initial public offering, we may loan on a secured basis $122.4 million to STC Broadcasting to permit Sunrise and STC Broadcasting to repay substantially all of their then outstanding debt and preferred stock obligations. The loan, if made, will bear interest, payable monthly, at a rate of 9% per year, resulting in monthly interest payments of approximately $0.9 million, and will mature one year from its issue date. The repayment of that loan will be subject to the ability of STC Broadcasting to generate sufficient cash flow to meet its monthly interest obligations under the loan and to repay the principal amount of the loan at maturity, as well as the other debt and preferred stock that would remain outstanding. If STC Broadcasting is unable to satisfy its obligations under the loan, we may elect to extend the maturity of the loan or otherwise renegotiate terms of the loan if the Sunrise acquisition is not consummated and STC Broadcasting is unable to generate sufficient cash flow to service the loan. We will continue to provide management services to the

Sunrise television stations pursuant to a management services agreement, even if the acquisition is delayed or not consummated.

We intend to pursue a growth strategy through acquisitions of television stations, which could pose certain risks and increase our leverage.

      We intend to pursue selective acquisitions of television stations with the goal of improving their operating performance by applying our management’s business and growth strategy. We cannot predict the success of our acquisition strategy. The broadcast television industry is undergoing consolidation which will decrease the number of acquisition targets and may increase the purchase price of future acquisitions. In addition, future FCC rules and regulations may make the acquisitions of future television stations by us more difficult. As a result, we may not be successful in identifying attractive acquisition targets. Inherent in any future acquisitions are certain risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, that could have a material adverse effect on our operating results, particularly during the period immediately following any acquisitions. We may incur additional indebtedness in order to complete future acquisitions. We may not be able to successfully implement effective cost controls, increase advertising revenues or increase audience share with respect to any acquired station. In addition, our future acquisitions may result in our assuming unexpected liabilities and may result in the diversion of our management’s attention from the operation of our business.

      In addition, television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions and potentially require us to divest some television stations if the FCC believes that a proposed acquisition would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations. If and when our acquisition of Sunrise is completed, our ability to consummate future transactions will be further limited due to FCC regulations that restrict the number of television stations a licensee can own in a market.

Broadcast interests of our affiliates, including Hicks Muse, may be attributable to us and may limit our ability to acquire television stations in particular markets, restricting our ability to execute our growth strategy.

      The number of television stations we may acquire in any market is limited by FCC rules and may vary depending upon whether the interests in other television stations or other media properties of individuals affiliated with us are attributable to those individuals under FCC rules. The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. The broadcast or other media interests of our officers, directors and 5% or greater voting stockholders are generally attributable to us, which may limit us from acquiring or owning television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of an otherwise nonattributable equity or debt interest in a licensee which is in excess of 33% of the total debt and equity of the licensee, will nonetheless be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station, cable system or newspaper in the same market. Hicks Muse currently owns approximately 74.7% of LIN TV Corp.’s capital stock. Immediately following the LIN TV Corp. planned initial public offering, we anticipate that Hicks Muse will beneficially own 24,225,029 shares of LIN TV Corp. class B common stock, on a pre-reverse split basis, which will represent approximately 50.4% of its capital stock. Pursuant to FCC rules and regulations non-voting stock does not generally create an attributable interest. As a result, due to the fact that Hicks Muse will only own shares of LIN TV Corp.’s class B common stock immediately following the planned offering, we believe that none of our stations will be attributed to Hicks Muse and that no stations attributed to Hicks Muse will be attributed to us. However, if Hicks Muse elects to convert their shares of LIN TV Corp.’s class B common stock into either LIN TV Corp.’s class A common stock or LIN TV Corp.’s class C common stock, under current FCC rules and regulations, the stations that are attributable to Hicks Muse would be attributed to us. In addition, the FCC has stated that it reserves the authority, in an appropriate case, to declare as being attributable an unusual combination of otherwise nonattributable interests.

If we are unable to compete effectively our revenue could decline.

      The entertainment industry, and particularly the television industry, is highly competitive and is undergoing a period of consolidation and significant change. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. Technological innovation and the resulting proliferation of television entertainment, such as cable television, wireless cable, satellite-to-home distribution services, pay-per-view and home video and entertainment systems, have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to new types of competition. In addition, as a result of the Telecommunications Act of 1996, the legislative ban on telephone cable ownership has been repealed and telephone companies are now permitted to seek FCC approval to provide video services to homes.

The loss of network affiliation agreements could materially and adversely affect our results of operations.

      The non-renewal or termination of a network affiliation agreement could have a material adverse effect on us. Each of the networks generally provide our affiliated stations with up to 22 hours of prime time programming per week. In return, our stations broadcast network-inserted commercials during that programming and often receive cash network compensation.

      In addition, certain of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances, including as a result of a change of control of our affiliated stations, which would generally result upon the acquisition of 50% of our voting power. In the event that Hicks Muse elects to convert the shares of LIN TV Corp.’s class B common stock held by it into shares of either LIN TV Corp.’s class A common stock or LIN TV Corp.’s class C common stock, such conversion would likely result in Hicks Muse acquiring more than 50% of our voting power and, thus, resulting in a change of control of our stations with network affiliation agreements. Some of the networks with which our stations are affiliated have required other broadcast groups, upon renewal of affiliation agreements, to reduce or eliminate network affiliation compensation and, in certain cases, even to pay compensation to the network, and to accept other material modifications of existing affiliation agreements. Consequently, our affiliation agreements may not all remain in place and each network may not continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. If this occurs, we would need to find alternative sources of programming, which may be less attractive and more expensive. We have to obtain approvals with respect to the network affiliation agreements for all of Sunrise’s stations in connection with the Sunrise acquisition and Sunrise is currently in negotiations with Fox with respect to two expired affiliation agreements.

The General Electric Capital Corporation note could result in significant liabilities and could trigger a change of control under our existing indebtedness, causing our indebtedness to become immediately due and payable.

      General Electric Capital Corporation, or GECC, provided debt financing for a joint venture between us and NBC in the form of an $815.5 million, non-amortizing senior secured note due 2023. The obligations under the note were assumed by the joint venture, and we retained the proceeds of the note to finance a portion of the cost of Hicks Muse’s acquisition of us. As a result, in the event that such note is not extended or otherwise refinanced when the note matures in 2023, we expect that, assuming current federal marginal tax rates remain in effect, our tax liability related to the joint venture transaction will be approximately $255 million. Annual cash interest payments on the note are approximately $66.2 million. There are no scheduled payments of principal due prior to 2023, the stated maturity of the note. The note is not our obligation or the obligation of any of our subsidiaries and is recourse only to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and other equity interest in the joint venture, to our parent pursuant to a guarantee.

      An event of default under the note will occur if the joint venture fails to make any scheduled payment of interest, within 90 days of the date due and payable, or principal of the note on the maturity date. The joint venture has established a cash reserve of $10.0 million for the purpose of making interest payments on the note when due. Both NBC and we have the right to make a shortfall loan to the joint venture to cover any interest payment. However, if the joint venture fails to pay principal or interest on the note, and neither NBC nor we make a shortfall loan to cover the interest payment, an event of default would occur under the note and GECC could accelerate the maturity of the entire amount due under the note.

      The formation of the joint venture was intended to be tax-free to us. However, any early repayment of the note will accelerate the tax liability, which could have a material adverse effect on us. Other than the acceleration of the principal amount of the note upon an event of default as described above, prepayment of the principal of the note is prohibited prior to its stated maturity.

      In addition, if an event of default occurs under the note, and GECC is unable to collect all amounts owed to it after exhausting all commercially reasonable remedies against the joint venture, including during the pendency of any bankruptcy involving the joint venture, GECC may proceed against our parent companies to collect any deficiency, including by foreclosing on the stock of LIN Holdings and its subsidiaries, which could trigger the change of control provisions under our existing indebtedness.

Risks Related to Our Industry

Our industry is subject to significant programming costs and increased programming costs could adversely affect our operating results.

      Our industry is subject to significant syndicated programming costs. We may be exposed in the future to increased syndicated programming costs which may adversely affect our operating results. We often acquire program rights two or three years in advance, making it difficult for us to accurately predict how a program will perform. In some instances, we may have to replace programs before their costs have been fully amortized, resulting in write-offs that increase station operating costs.

Recent proposals for campaign finance reform may limit political advertising, upon which we heavily rely.

      Recent proposals for campaign finance reform seek to limit the amount that certain groups would be permitted to spend on political advertising, including television advertising, as well as limit the overall amounts that political candidates would be permitted to receive in campaign contributions. If any of these recent proposals were enacted, it could have an adverse effect on us by decreasing advertising revenue in connection with political campaigns.

Our industry is subject to significant regulation and we must maintain our broadcast licenses to operate.

      Television stations are subject to significant regulation by the FCC under the Communications Act of 1934. The issuance, renewal or transfer of television broadcast station licenses requires FCC approval. The failure to renew our licenses could prevent us from operating the affected stations. If the FCC included conditions or qualifications in any of our licenses we may be limited in the manner in which we may operate the affected station.

      In addition, if we or any of our officers, directors or significant stockholders materially violate the FCC’s rules and regulations or are convicted of a felony or are found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition from a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us which could involve the imposition of monetary penalties, the revocation of our broadcast licenses or sanctions. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the television station only after we had exhausted all administrative and judicial review without success. We have no reason to believe that the FCC will not continue to renew our licenses without material conditions or qualifications, but if the FCC does not do so, our revenues and cash flow would suffer materially.

Changes in FCC regulations may not allow us to continue to operate our local marketing agreements or could increase competition within the markets in which we operate.

      The FCC has adopted new rules regarding the ownership or joint operation of two television stations in the same market since we entered into our local marketing agreements in Austin, New Haven and Providence. Although these local marketing agreements are grandfathered, we are only permitted to operate these local marketing agreements until the conclusion of the FCC’s review of the duopoly rule and grandfathered local marketing agreements. The FCC is expected to initiate this review in 2004. We cannot assure you that following FCC review of our grandfathered local marketing agreements that we will be permitted to continue to operate such local marketing agreements. In 2001, we had net revenues of $28.4 million, or 10.4%, attributable to local marketing agreements.

      The FCC is required to reevaluate all of its ownership regulations every two years, in addition to any Congressional and judicial action. In addition, there is the possibility of Congressional or judicial action which might affect the rules. While these regulations currently prevent us from entering into dual ownership arrangements in various attractive small markets, relaxation of these rules could create additional competition for us from competitors who have greater resources or may be in a superior position to take advantage of such changes. We cannot predict the ultimate outcome of these potential changes in the FCC ownership regulations or their impact on our business operations.

Changes in technology may impact our long-term success and ability to compete.

      The FCC has adopted rules for implementing advanced television, commonly referred to as “digital” television, in the United States. Our conversion to digital television will require additional capital expenditures, which we anticipate will be $12.0 million in 2002 for both our stations and the Sunrise stations, and operating costs. Implementation of digital television will improve the technical quality of over-the-air broadcast television. It is possible, however, that conversion to digital operations may reduce a station’s geographical coverage area. We believe that digital television is essential to our long-term viability and the broadcast industry, but we cannot predict the precise effect digital television might have on our business. The FCC has levied fees on broadcasters with respect to non-broadcast uses of digital channels, including data transmissions or subscriber services.

      Further advances in technology may also increase competition for household audiences and advertisers. We are unable to predict the effect that technological changes will have on the broadcast television industry or the future results of our operations.

Item 2.     Properties:

      We maintain our corporate headquarters in Providence, Rhode Island. Each of our stations has facilities consisting of offices, studios, sales offices and transmitter and tower sites. Transmitter and tower sites are located in areas that provide optimal coverage to each of our markets.

      We own substantially all of the offices where our stations are located and generally own the property where our towers and primary transmitters are located. We lease the remaining properties, consisting primarily of sales office locations and microwave transmitter sites. While none of the properties owned or leased by us are individually material to our operations, if we were required to relocate any of our towers, the cost could be significant because the number of sites in any geographic area that permit a tower of reasonable height to provide good coverage of the market is limited, and zoning and other land use restrictions, as well as Federal Aviation Administration regulations, limit the number of alternative sites or increase the cost of acquiring them for tower siting.

Item 3.     Legal Proceedings:

      We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.

Item 4.     Submission of Matters to a Vote of Security Holders:

      No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholders Matters:

      The common stock of LIN Holdings and LIN Television has not been registered under the Securities Act of 1933 or the Securities Exchange Act of 1934 and is not listed on any national securities exchange. As of December 31, 2001, there was no established public trading market for the common stock of LIN Holdings or LIN Television. All of the outstanding common stock of LIN Holdings is indirectly held by LIN TV Corp. All of the outstanding common stock of LIN Television is held by LIN Holdings.

      Neither LIN Holdings nor LIN Television has declared or paid dividends on its common stock for the three year-period ended December 31, 2001.

      LIN Holdings is a holding company with no significant assets other than the capital stock of its direct and indirect subsidiaries. Consequently, the sole source of cash for LIN Holdings from which to make dividend payments will be dividends distributed or other payments made to it by its operating subsidiaries. The right of LIN Holdings to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of creditors of its subsidiaries. The Company’s debt covenants restrict or prohibit the Company’s ability to pay dividends and make other distributions.

Item 6.     Selected Financial Data:

      Set forth below is selected consolidated financial and operating data of LIN Holdings, LIN Television and its predecessor, for each of the five years in the period ended December 31, 2001. The selected financial data as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 is derived from audited consolidated financial statements that appear elsewhere in this filing. The selected financial data, as of December 31, 1999 and 1998, and for the period from March 3, 1998 to December 31, 1998 and for the year ended December 31, 1999 is derived from audited consolidated financial statements that are not presented in this filing. The selected financial data for the period from January 1, 1998 to March 2, 1998 and as of and for the year ended December 31, 1997, is derived from audited consolidated financial statements of the predecessor business that are not presented in this filing. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements of LIN Holdings, LIN Television and its predecessor, and the notes thereto. Because of the revaluation of assets and liabilities, and the related impact to the balance sheets and statements of operations, as a result of the acquisition of the predecessor business by LIN Holdings on March 3, 1998, the financial statements of the predecessor business for the periods prior to March 3, 1998 are not directly comparable to those of LIN Holdings or LIN Television subsequent to that date. The historical results presented are not necessarily indicative of future results.

	LIN Holdings				Predecessor

				Period From	Period From
	Year Ended December 31,			March 3 –	January 1 –	Year Ended
				December 31,	March 2,	December 31,
	2001	2000	1999	1998	1998	1997

	(In thousands)
Consolidated Statement of Operations Data:
Net revenues	$271,038	$295,706	$224,446	$189,536	$43,804	$291,519
Operating costs and expenses:
Direct operating	81,373	78,693	57,292	48,812	11,117	70,746
Selling, general and administrative	64,630	64,193	49,123	42,168	11,701	63,473
Corporate	8,436	9,270	7,900	7,130	1,170	6,763
KXTX management fee	—	—	1,178	8,033	—	—
Amortization of program rights	21,847	21,214	15,029	10,712	2,743	15,596
Depreciation and amortization of intangible assets	65,925	63,734	57,934	45,199	4,581	24,789
Tower write-offs	—	—	—	—	—	2,697

Total operating costs and expenses	242,211	237,104	188,456	162,054	31,312	184,064

Operating income	28,827	58,602	35,990	27,482	12,492	107,455
Other (income) expense, net:
Interest expense	97,646	92,868	68,689	53,576	2,764	21,340
Other, net	6,719	(1,653)	4,366	4,817	8,762	7,406

Total other expense, net	104,365	91,215	73,055	58,393	11,526	28,746

(Loss) income before (benefit from) provision for income taxes and extraordinary item	(75,538)	(32,613)	(37,065)	(30,911)	966	78,709
(Benefit from) provision for income taxes	(18,227)	1,581	(3,039)	(3,652)	3,710	30,602

(Loss) income before extraordinary item	(57,311)	(34,194)	(34,026)	(27,259)	(2,744)	48,107
Extraordinary loss	4,410	—	—	—	—	—

Net (loss) income	$(61,721)	$(34,194)	$(34,026)	$(27,259)	$(2,744)	$48,107

Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$17,236	$7,832	$17,699	$41,349	$—	$8,046
Intangible assets, net	1,592,463	1,600,882	1,546,392	1,444,600	—	369,588
Total assets	2,036,286	2,045,363	1,952,685	1,800,890	—	569,325
Total debt	1,056,223	988,257	857,626	683,580	—	260,000
Total stockholders’ equity	404,654	466,190	499,915	532,409	—	192,565
Other Data:
Broadcast cash flow(1)	$102,649	$130,070	$102,738	$80,519	$17,104	$142,773
EBITDA(2)	100,796	121,615	93,660	73,389	15,934	136,010

	LIN Holdings				Predecessor

				Period From	Period From
	Year Ended December 31,			March 3 –	January 1 –	Year Ended
				December 31,	March 2,	December 31,
	2001	2000	1999	1998	1998	1997

	(In thousands)
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$42,192	$58,106	$21,717	$65,446	$8,416	$81,691
Investing activities	(56,376)	(174,081)	(197,269)	(1,753,865)	(1,468)	(15,060)
Financing activities	23,588	106,108	151,902	1,729,768	1,071	(86,537)
Net increase (decrease) in cash and cash equivalents	9,404	(9,867)	(23,650)	41,349	8,019	(19,906)

(1)	Broadcast cash flow is defined as operating income plus corporate expenses plus depreciation and amortization of intangible assets and amortization of program rights plus other non-cash expenses or credits (consisting of non-cash pension expenses), minus cash program payments. Cash payments for program rights represent cash payments scheduled under program contracts and do not necessarily correspond to program usage. Corporate expenses primarily include the costs of our management group, office space and related expenses, legal, auditing, financial systems, and Hicks Muse monitoring and oversight fees. Our management group plays a key role in the operations of our stations including programming, accounting, engineering, legal and personnel.

We believe the presentation of broadcast cash flow is relevant and useful because it is a measurement used by lenders to measure our ability to service our debt, it is a measurement used by industry analysts to determine the market value of our television stations and it is a measurement industry analysts use when evaluating our operating performance.

Broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles. Broadcast cash flow should not be considered in isolation of, or as a substitute for net income or loss, cash flows from operating activities and other income and cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of liquidity or profitability. Broadcast cash flow as determined below may not be comparable to the broadcast cash flow measures reported by other companies. In addition, these measures do not represent funds available for discretionary use.

(2)	EBITDA is defined as broadcast cash flow minus cash corporate expenses plus our share of capital distributions from our equity investments.

We believe the presentation of EBITDA is relevant and useful because its a measurement used by lenders to measure our ability to service our debt and it is a measurement industry analysts use when evaluating our operating performance.

EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles. EBITDA should not be considered in isolation of, or as a substitute for net income or loss, cash flows from operating activities and other income and cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of liquidity or profitability. EBITDA as determined above may not be comparable to the EBITDA measures reported by other companies. In addition, these measures do not represent funds available for discretionary use.

	LIN Television				Predecessor

				Period From	Period From
	Year Ended December 31,			March 3 –	January 1 –	Year Ended
				December 31,	March 2,	December 31,
	2001	2000	1999	1998	1998	1997

	(In thousands)
Consolidated Statement of Operations Data:
Net revenues	$271,038	$295,706	$224,446	$189,536	$43,804	$291,519
Operating costs and expenses:
Direct operating	81,373	78,693	57,292	48,812	11,117	70,746
Selling, general and administrative	64,630	64,193	49,123	42,168	11,701	63,473
Corporate	8,436	9,270	7,900	7,130	1,170	6,763
KXTX management fee	—	—	1,178	8,033	—	—
Amortization of program rights	21,847	21,214	15,029	10,712	2,743	15,596
Depreciation and amortization of intangible assets	65,925	63,734	57,934	45,199	4,581	24,789
Tower write-offs	—	—	—	—	—	2,697

Total operating costs and expenses	242,211	237,104	188,456	162,054	31,312	184,064

Operating income	28,827	58,602	35,990	27,482	12,492	107,455
Other (income) expense, net:
Interest expense	64,124	67,126	45,315	35,577	2,764	21,340
Other, net	6,719	(1,653)	4,366	4,817	8,762	7,406

Total other expense, net	70,843	65,473	49,681	40,394	11,526	28,746

(Loss) income before (benefit from) provision for income taxes and extraordinary item	(42,016)	(6,871)	(13,691)	(12,912)	966	78,709
(Benefit from) provision for income taxes	(6,728)	10,590	5,141	2,648	3,710	30,602

(Loss) income before extraordinary item	(35,288)	(17,461)	(18,832)	(15,560)	(2,744)	48,107
Extraordinary loss due to extinguishment	4,410	—	—	—	—	—

Net (loss) income	$(39,698)	$(17,461)	$(18,832)	$(15,560)	$(2,744)	$48,107

Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$17,236	$7,832	$17,699	$41,349	$—	$8,046
Intangible assets, net	1,592,463	1,600,882	1,546,392	1,444,600	—	369,588
Total assets	2,026,171	2,036,207	1,942,252	1,789,178	—	569,325
Total debt	687,203	725,132	618,966	467,015	—	260,000
Total stockholders’ equity	728,573	696,670	713,662	730,962	—	192,566
Other Data:
Broadcast cash flow(1)	$102,649	$130,070	$102,738	$80,519	$17,104	$142,773
EBITDA(2)	100,796	121,615	94,263	73,389	15,934	136,010
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$42,192	$58,106	$21,717	$65,291	$8,416	$81,691
Investing activities	(56,376)	(174,081)	(197,269)	(1,753,865)	(1,468)	(15,060)
Financing activities	23,588	106,105	151,902	1,729,923	1,071	(86,537)
Net increase (decrease) in cash and cash equivalents	9,404	(9,867)	(23,650)	41,349	8,019	(19,906)

(1)	Broadcast cash flow is defined as operating income plus corporate expenses plus depreciation and amortization of intangible assets and amortization of program rights plus other non-cash expenses or credits (consisting of non-cash pension expenses), minus cash program payments. Cash payments for program rights represent cash payments scheduled under program contracts and do not necessarily correspond to program usage. Corporate expenses primarily include the costs of our management group, office space and related expenses, legal, auditing, financial systems, and Hicks Muse monitoring and oversight fees. Our management group plays a key role in the operations of our stations including programming, accounting, engineering, legal and personnel.

We believe the presentation of broadcast cash flow is relevant and useful because it is a measurement used by lenders to measure our ability to service our debt, it is a measurement used by industry analysts to determine the market value of our television stations and it is a measurement industry analysts use when evaluating our operating performance.

Broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles. Broadcast cash flow should not be considered in isolation of, or as a substitute for net income or loss, cash flows from operating activities and other income and cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of liquidity or profitability. Broadcast cash flow as determined below may not be comparable to the broadcast cash flow measures reported by other companies. In addition, these measures do not represent funds available for discretionary use.

(2)	EBITDA is defined as broadcast cash flow minus cash corporate expenses plus our share of capital distributions from our equity investments.

We believe the presentation of EBITDA is relevant and useful because its a measurement used by lenders to measure our ability to service our debt and it is a measurement industry analysts use when evaluating our operating performance.

EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles. EBITDA should not be considered in isolation of, or as a substitute for net income or loss, cash flows from operating activities and other income and cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of liquidity or profitability. EBITDA as determined above may not be comparable to the EBITDA measures reported by other companies. In addition, these measures do not represent funds available for discretionary use.

Item 7.     Management’s Discussion and Analysis of Financial Conditions and Results of Operations:

SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

      This filing contains certain forward looking statements with respect to our financial condition, results of operations and business, including statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” All of these forward looking statements are based on estimates and assumptions made by our management which, although we believe to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. We cannot assure you that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include:

•	volatility and changes in our advertising revenues;

•	restrictions on our operations due to, and the effect of, our significant leverage;

•	effects of complying with new accounting standards, including with respect to the treatment of our intangible assets;

•	inability to consummate acquisitions on attractive terms, including the acquisition of Sunrise;

•	increases in our cost of borrowings or inability or unavailability of additional debt or equity capital;

•	increased competition, including from newer forms of entertainment and entertainment media or changes in the popularity or availability of programming;

•	increased costs, including increased capital expenditures as a result of necessary technological enhancements such as expenditures related to the transition to digital broadcasting, or acquisitions or increased programming costs;

•	effects of our control relationships, including the control that Hicks Muse and its affiliates have with respect to corporate transactions and activities we undertake;

•	loss of network affiliations;

•	adverse state or federal legislation or regulation or adverse determinations by regulators including adverse changes in, or interpretations of, the exceptions to the FCC “duopoly” rule; and

•	changes in general economic conditions in the markets in which we compete.

      Many of these factors are beyond our, and our management’s, control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For further information or other factors which could affect our financial results and such forward looking statements, see “Item 1. Business — Risks Related to Our Business” and “Risks Related to Our Industry.”

Overview

      Our operating revenues are derived from local and national advertisers and, to a much lesser extent, from the networks for the broadcast of their programming and from other broadcast-related activities. Our operating expenses from owning and operating television stations are primarily from programming, news gathering, employee compensation, production, promotion and the solicitation of advertising.

      We receive revenues for advertising sold for placement within and adjoining our locally originated programming and within and adjoining our network and syndicated programming. Advertising rates for a given station are set based upon a variety of factors, including the size and demographic makeup of the market served by the station, a program’s popularity among viewers whom an advertiser wishes to attract, the number of advertisers competing for the available time, the availability of alternative advertising media in the station’s market area, a station’s overall ability to attract viewers in its market area and the station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting. Our advertising rates are also affected by our sales force and the development of projects, features and programs that tie advertiser messages to programming.

      Our advertising revenues are generally highest in the second and fourth quarters of each fiscal year, due in part to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. The fluctuation in our operating results is generally related to fluctuations in the revenue cycle. In addition, advertising revenues are generally higher during election years due to spending by political candidates. During years in which the Olympic Games are held, there is additional demand for advertising time and, as a result, increased advertising revenue associated with Olympic broadcasts. The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Since we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which our stations operate. We are also dependent on automotive-related advertising. Approximately 26%, 22% and 21% of our total net revenues for the years ended December 31, 1999, 2000 and 2001, respectively, consisted of automotive advertising. A significant decrease in these advertising revenues in the future could materially and adversely affect our results of operations. For a discussion of other factors that may affect our business, see “Risk Factors.”

      We have had net losses of $61.7 million, $34.2 million and $34.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, as of December 31, 2001, we had an accumulated deficit of $157.2 million. We expect to reduce or eliminate our net loss beginning in 2003 due to the elimination of goodwill amortization expenses, increased revenues resulting from the implementation of our growth strategies and increased demand for national advertising as the broader U.S. economy recovers and planned reductions in our operating costs.

Business Combinations and Dispositions

      We have developed our business through a combination of acquisitions, dispositions and organic growth. We were acquired by a group of investors led by Hicks Muse on March 3, 1998. Thereafter, we have acquired and disposed of the following businesses and assets:

•	On June 3, 1999, we contributed all of the assets of KXTX-TV to Southwest Sports Group Holdings LLC, a Texas limited liability company and an entity in which affiliates of Hicks Muse has a substantial economic interest. In exchange, we received 500,000 units of Southwest Sports Group Holding’s series A preferred units, par value $100.00 per unit, valued at $47.0 million (exclusive of accrued interest) at the time of the transaction.

•	On June 30, 1999, we acquired the assets of WOOD-TV and the LMA rights related to WOTV-TV, both of which stations are located in the Grand Rapids-Kalamazoo-Battle Creek market. The total purchase price, including transaction costs, for the acquisition was approximately $142.4 million and was funded by a combination of operating funds and $93.0 million of borrowings under our senior credit facilities.

•	On October 19, 1999, we acquired Pegasus Broadcasting of San Juan, L.L.C., the owner and operator of WAPA-TV, an independent television station in San Juan, Puerto Rico. The total purchase price, including transaction costs, for the acquisition was approximately $71.8 million, and was funded by a combination of operating funds and $60.0 million of borrowings under our senior credit facilities.

•	On April 1, 2000, we exchanged, with Block Communications, Inc., formerly Blade Communications Inc., a 66.7% interest in certain assets of WAND-TV, including its FCC license and network affiliation agreement, for substantially all of the assets and certain liabilities of WLFI-TV, Inc. Immediately after the WAND-TV exchange, we and Block Communications contributed our respective interests in the WAND-TV assets to a partnership, whereby we received a 33.3% interest in the partnership.

•	On August 15, 2000, we formed Banks Broadcasting Inc. with 21st Century Group, L.L.C., an entity in which Hicks Muse has a substantial economic interest, and BancAmerica Capital Investors SBICI, L.P. We contributed our interest in WLBB Broadcasting, LLC, and we and 21st Century both contributed our respective interests in Banks-Boise, Inc., to Banks Broadcasting. Banks Broadcasting owns and operates KWCV-TV, the WB affiliate serving the Wichita-Hutchinson, Kansas market, and owns and operates KNIN-TV, a UPN affiliate servicing the Boise, Idaho market. As of December 31, 2001, we had invested $14.9 million in Banks Broadcasting.

•	On November 10, 2000, we acquired the broadcast license and operating assets of WWLP-TV, an NBC affiliate in Springfield-Holyoke, Massachusetts. The total purchase price, including transaction costs, for the acquisition was approximately $128.0 million, and was funded by borrowings under our senior credit facilities. Although we did not own or control the assets or FCC license of WWLP-TV prior to November 10, 2000, pursuant to Emerging Issues Task Force Topic D-14, “Transactions Involving Special Purpose Entities,” WWLP Holdings, Inc., the parent of WWLP-TV, satisfied the definition of a special purpose entity as a result of our $75.0 million guarantee of WWLP Holdings’ debt and other factors, and we were deemed to be the sponsor of WWLP Holdings’. Accordingly, the financial results of operations of WWLP Holdings have been consolidated with our results of operations since March 31, 2000, when WWLP Holdings, Inc. acquired WWLP-TV from Benedek Broadcasting Corporation.

•	On June 5, 2001, we acquired the broadcast license and certain related assets of WNAC-TV, the Fox affiliate serving the Providence-New Bedford market. Simultaneously with the acquisition, we assumed an existing LMA agreement with STC Broadcasting, Inc., a subsidiary of Sunrise and an entity in which Hicks Muse has a substantial economic interest, under which STC Broadcasting operates WNAC-TV. The total purchase price was approximately $2.5 million, and was funded with a note payable to STC Broadcasting.

•	On July 25, 2001, we acquired the broadcast license and operating assets of WNLO-TV (formerly called WNEQ-TV), an independent television station located in Buffalo, New York. We operated WNLO-TV from January 29, 2001 until July 25, 2001 under an LMA. The total purchase price, including transaction costs, was approximately $26.0 million, and was funded by operating funds.

•	On August 2, 2001, we acquired all of the outstanding common stock of S&E Network, Inc., a Puerto Rican corporation that owns WJPX-TV, an independent television station in San Juan, Puerto Rico, WKPV-TV, an independent television station in Ponce, Puerto Rico, and WJWN-TV, an independent television station in San Sebastian, Puerto Rico. WKPV-TV and WJWN-TV currently rebroadcast the programming carried on WJPX-TV. The total purchase price, including transaction costs, was approximately $11.7 million, and was funded by operating funds.

      In connection with acquisitions accounted for under the purchase method of accounting, we do not separately value acquired FCC broadcasting licenses and network affiliation agreements as they do not represent separately identifiable intangible assets but rather have a value that is inseparably linked. The future value of our FCC licenses could be significantly impaired by the loss of corresponding network affiliation agreements, or vice versa.

Results of Operations

      Set forth below are the significant factors that contributed to our operating results for the years ended December 31, 2001, 2000 and 1999. Our results of operations from year to year are significantly affected by the impact of our acquisitions of WOOD-TV, and its LMA for WOTV-TV, and WAPA-TV in 1999, WLFI-TV and WWLP-TV in 2000, and WNLO-TV, WNAC-TV, WJPX-TV, WKPV-TV and WJWN-TV in 2001, and our dispositions of KXTX-TV in 1999 and WAND-TV in 2000. As a result, our future reported financial results may not be comparable to the historical financial information and comparisons of any years may not be indicative of future financial performance.

      Broadcast cash flow is defined as operating income plus corporate expenses plus depreciation and amortization of intangible assets and amortization of program rights plus other non-cash expenses or credits (consisting of non-cash pension expenses), minus cash program payments. Cash payments for program rights represent cash payments scheduled under program contracts and do not necessarily correspond to program usage. EBITDA is defined as broadcast cash flow minus cash corporate expenses plus our share of capital distributions from our equity investments. Broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles. However, we believe that broadcast cash flow and EBITDA are useful to a prospective investor because they are measures widely used in the broadcast industry to evaluate a television broadcast company’s operating performance. Broadcast cash flow and EBITDA should not be considered in isolation of, or as a substitute for, net income or loss, cash flows from operating activities and other income and cash flow statement data prepared in accordance with generally accepted accounting practices or as a measure of liquidity or profitability. Broadcast cash flow and EBITDA as determined above may not be comparable to the broadcast cash flow and EBITDA measures reported by other companies. In addition, these measures do not represent funds available for discretionary use.

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

          Net Revenues

      Net revenues consist primarily of national and local airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter revenues, production revenues and rental income.

      Net revenues decreased approximately 8.3% to $271.0 million for the year ended December 31, 2001, from $295.7 million for the same period in the prior year. The decrease is primarily due to a decrease of $21.0 million in political advertising for the 2000 campaign election cycle and a decrease of $13.4 million in demand for national advertising that began in the third quarter of 2000 and continued into the fourth quarter of 2001. These decreases were partially offset by a $6.3 million reduction in agency commissions paid during the year. We believe that reduced demand for national advertising was generally the result of the slowdown in the general U.S. economy over this period. We expect demand for national advertising will increase if the broader U.S. economy recovers.

      Approximately 91.2% of net revenues for the year ended December 31, 2001, were derived from net advertising revenues compared to 91.9% for the same period in 2000. Net advertising revenues decreased by 9.0% to $247.3 million for the year ended December 31, 2001 from $271.8 million for the same period in the prior year, primarily for the reasons described above.

      Network revenue represents amounts paid to us for broadcasting network programming provided by CBS, NBC, ABC less amounts that we pay to FOX and the WB for broadcasting their network programming. Network revenues decreased 12.5% to $9.1 million for the year ended December 31, 2001 from $10.4 million for the same period in the prior year. This decrease is primarily due to an increase of $900,000 in reverse compensation paid to FOX.

          Operating Costs and Expenses

      Direct operating expenses, consisting primarily of news, engineering, programming and music licensing costs, increased 3.4% to $81.4 million for the year ended December 31, 2001, from $78.7 million for the same period in the prior year. This increase is primarily due to startup costs of $1.4 million for the low power television stations in Grand Rapids, Michigan and WNLO-TV in Buffalo, New York and a net increase of $4.4 million due to the acquisitions of WLFI-TV, WWLP-TV, WKPV-TV, WJWN-TV and WJPX-TV, partially offset by the disposition of WAND-TV.

      Selling, general and administrative expenses, consisting primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses, remained relatively flat over the prior year, increasing only 0.7% to $64.6 million for the year ended December 31, 2001, from $64.2 million for the same period in the prior year.

      Corporate expenses, representing costs associated with the centralized management of our stations, decreased 9.0% to $8.4 million for the year ended December 31, 2001, from $9.3 million for the same period in the prior year. This decrease is due to certain operating expenses being allocated to the stations as compared to last year.

      Amortization of program rights represents costs associated with the acquisition of syndicated programming, features and specials. Amortization of program rights increased 3.0% to $21.8 million for the year ended December 31, 2001, from $21.2 million for the same period in the prior year.

      Depreciation and amortization of intangible assets increased 3.4% to $65.9 million for the year ended December 31, 2001, from $63.7 million for the same period in the prior year. This increase was principally driven by the amortization of goodwill and other intangible assets associated with the acquisitions of WNAC-TV, WNLO-TV, WJPX-TV, WKPV-TV and WJWN-TV in 2001.

          Other (Income) Expense

      Interest expense increased 5.1% to $97.6 million for the year ended December 31, 2001, from $92.9 million for the same period in the prior year. This increase was primarily due to the issuance of the notes in June 2001 which resulted in additional interest expense of $14.8 million for the year ended December 31, 2001. This increase was partially offset by the early retirement of a portion of our senior credit facilities using proceeds from the issuance of the notes and a decrease in interest expense of $3.2 million due to our lower financing costs associated with the acquisition of WWLP-TV on March 31, 2000.

      Interest expense for LIN Television decreased 4.7% to $64.1 million for the year ended December 31, 2001, from $67.1 million for the same period in the prior year. This decrease was due to the early retirement of a portion of our senior credit facilities using proceeds from the issuance of the notes. This decrease was partially offset by an increase of $9.7 million due to the issuance of the Senior notes in June 2001.

      Investment income, principally consisting of accrued interest on our preferred units in Southwest Sports Group, decreased 2.6% to $4.0 million for the year ended December 31, 2001, from $4.1 million for the same period in the prior year, due to a decrease on interest earned on cash balances.

      Share of loss in equity investments increased to $4.1 million for the year ended December 31, 2001, from income in equity investments of $365,000 for the same period in the prior year. This decrease was primarily the result of the operating performance of the stations included in our joint venture with NBC.

          Provision for (Benefit from) Income Taxes

      Benefit from income taxes increased to $18.2 million for the year ended December 31, 2001, from a provision for income taxes of $1.6 million for the same period in the prior year. This increase was primarily due to larger operating losses in 2001 exceeding the amount of non-deductible goodwill amortization. Our benefit from income taxes in 2001 is net of a provision for income taxes of $1.7 million, related to the non-cash use of previously unrecognized net operating losses acquired in connection with our 1999 purchase of WAPA-TV.

      LIN Television’s benefit from income taxes increased to $6.7 million for the year ended December 31, 2001, from a provision for income taxes of $10.6 million for the same period in the prior year. This increase was primarily due to larger operating losses in 2001 exceeding the amount of non-deductible goodwill amortization. Our benefit from income taxes in 2001 is net of a provision for income taxes of $1.7 million, related to the non-cash use of previously unrecognized net operating losses acquired in connection with our 1999 purchase of WAPA-TV.

Net income (loss)

      Net loss increased approximately 80.5% to $61.7 million for the year ended December 31, 2001, from $34.2 million for the same period in the prior year. This increase was primarily due to the loss of political and national advertising noted above.

          Broadcast Cash Flow

      Broadcast cash flow decreased by 21.1% to $102.6 million for the year ended December 31, 2001, from $130.1 million for the same period in the prior year. This decrease was primarily due to the loss of political and national advertising noted above.

          EBITDA

      EBITDA decreased by 17.1% to $100.8 million for the year ended December 31, 2001, from $121.6 million for the same period in the prior year. This decrease was primarily due to the loss of political and national advertising noted above.

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

          Net Revenues

      Net revenues increased approximately 31.7% to $295.7 million for the year ended December 31, 2000, from $224.4 million for the same period in the prior year. This increase was primarily due to an increase of $17.5 million in political advertising for the 2000 campaign election cycle, as well as a net increase of approximately $51.0 million from the acquisitions of WOOD-TV and the LMA related to WOTV-TV, and WAPA-TV in 1999, and WLFI-TV in 2000, and the dispositions of KXTX-TV in 1999 and WAND-TV in 2000. In addition, this increase was also due to the continued revenue growth of $2.9 million in our LMA stations.

      Approximately 91.9% of net revenues for the year ended December 31, 2000, were derived from net advertising time sales compared to 89.8% for the same period in the prior year. Net advertising revenues increased by 34.8% to $271.8 million for the year ended December 31, 2000, from $201.6 million for the same period in the prior year. This increase was primarily due to an increase in net advertising revenues from political advertising, as well as the impact of the acquisitions of WOOD-TV and the LMA related to WOTV-TV, and WAPA-TV in 1999, and WLFI-TV in 2000, and the dispositions of KXTX-TV in 1999 and WAND-TV in 2000, and the growth at the LMA stations.

      Network revenue represents amounts paid to us for broadcasting network programming provided by CBS, NBC and ABC. Network revenues increased 4.3% to $10.4 million for year ended December 31, 2000, from $10.0 million for the same period in the prior year. This increase was primarily the result of the acquisitions of WOOD-TV and the LMA rights for WOTV-TV, and WAPA-TV in 1999, and WLFI-TV in 2000, and the dispositions of KXTX-TV in 1999 and WAND-TV in 2000.

          Operating Costs and Expenses

      Direct operating expenses increased 37.4% to $78.7 million for the year ended December 31, 2000, from $57.3 million for the same period in the prior year. This increase was primarily due to a net increase of $15.1 million due to the impact of the acquisitions of WOOD-TV and the LMA related to WOTV-TV, and WAPA-TV in 1999, and WLFI-TV in 2000, and the dispositions of KXTX-TV in 1999 and WAND-TV in 2000, and to $2.5 million in news related expenditures.

      Selling, general and administrative expenses increased by 30.7% to $64.2 million for the year ended December 31, 2000, from $49.1 million for the same period in the prior year. The increase was primarily due to a net increase of $10.9 million due to the impact of the acquisitions of WOOD-TV and the LMA related to WOTV-TV, and WAPA-TV in 1999, and WLFI-TV in 2000, and the dispositions of KXTX-TV in 1999 and WAND-TV in 2000 and to an increase of $3.6 million in selling expenses related to the increase in advertising revenues.

      Corporate expenses increased 2.1% to $9.3 million for the year ended December 31, 2000, from $9.1 million for the same period in the prior year. This increase is primarily due to Internet startup costs of $243,000, cable retransmission costs of $359,000 and an increase of $255,000 in fees under our monitoring and oversight agreement with Hicks Muse, which increased based on increases in broadcast cash flow. The increase is offset by the elimination of the KXTX-TV management fee.

      Amortization of program rights increased 41.2% to $21.2 million for the year ended December 31, 2000, from $15.0 million for the same period in the prior year. This increase was primarily the result of the impact of the acquisitions of WOOD-TV and the LMA related to WOTV-TV, and WAPA-TV in 1999, and WLFI-TV in 2000, and the dispositions of KXTX-TV in 1999 and WAND-TV in 2000.

      Depreciation and amortization of intangible assets increased 10.0% to $63.7 million for the year ended December 31, 2000, from $57.9 million for the same period in the prior year. This increase was primarily due to the amortization of goodwill and other intangible assets associated with the impact of the acquisitions of WOOD-TV and the LMA rights for WOTV-TV, and WAPA-TV in 1999, and WLFI-TV in 2000, and the dispositions of KXTX-TV in 1999 and WAND-TV in 2000.

          Other (Income) Expense

      Interest expense increased 35.2% to $92.9 million for the year ended December 31, 2000, from $68.7 million for the same period in the prior year. This increase was the result of increased borrowings associated with the acquisitions of WOOD-TV and the LMA related to WOTV-TV, and WAPA-TV in 1999 and WWLP-TV in 2000.

      LIN Television’s interest expense increased 48.1% to $67.1 million for the year ended December 31, 2000, from $45.3 million for the same period in the prior year. This increase was the result of increased borrowings associated with the acquisitions of WOOD-TV and the LMA rights for WOTV-TV, and WAPA-TV in 1999 and WWLP-TV in 2000.

      Investment income increased 23.5% to $4.1 million for the year ended December 31, 2000, from $3.3 million for the same period in the prior year. This increase was the result of improvements to our cash management systems, which resulted in higher average investment balances in 2000.

      Share of income in equity investments increased to $365,000 for the year ended December 31, 2000, from a loss of $5.5 million for the same period in the prior year. This increase was primarily the result of the improved operating performance of the stations included in our joint venture with NBC.

          Provision for (Benefit from) Income Taxes

      Provision for income taxes increased to $1.6 million for the year ended December 31, 2000, from a benefit from income taxes of $3.0 million for the same period in the prior year. This increase was primarily due to the effective tax rate being materially impacted by the non-deductible goodwill relative to pre-tax net income. In addition, certain of the Company’s subsidiaries recorded taxable income, which increased the current provision for taxes due.

      LIN Television’s provision for income taxes was $10.6 million for the year ended December 31, 2000, compared $5.1 million for the same period in the prior year. This increase was primarily due to an increase in the effective tax rate resulting from an increase in non-deductible goodwill as a result of the full year impact of our acquisition of WAPA-TV in 1999.

Net income (loss)

      Net loss remained relatively flat for the year ended December 31, 2000 compared to the prior year, increasing only approximately 0.5% to $34.2 million for the year ended December 31, 2000, from $34.0 million for the same period in the prior year. This increase was primarily due to the increase in political advertising revenues and to the acquisitions of WOOD-TV, the local marketing agreement related to WOTV-TV, and WAPA-TV in 1999, and WLFI-TV in 2000, offset by the disposition of KXTX-TV in 1999 and WAND-TV in 2000, as noted above.

          Broadcast Cash Flow

      Broadcast cash flow increased by 25.6% to $130.1 million for the year ended December 31, 2000, from $103.3 million for the same period in the prior year. This increase was primarily due to the increase in political advertising revenues and to the acquisitions of WOOD-TV, and its LMA WOTV-TV, and WAPA-TV in 1999, and WLFI-TV in 2000, offset by the disposition of KXTX-TV in 1999 and WAND-TV in 2000, as noted above.

          EBITDA

      EBITDA increased by 29.0% to $121.6 million for the year ended December 31, 2000, from $94.3 million for the same period in the prior year. This increase was primarily due to the increase in political advertising revenues and to the acquisitions of WOOD-TV, and its LMA WOTV-TV, and WAPA-TV in 1999, and WLFI-TV in 2000, offset by the disposition of KXTX-TV in 1999 and WAND-TV in 2000, as noted above.

Liquidity and Capital Resources

      Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior credit facilities. At December 31, 2001, we had cash and cash equivalents of $17.2 million and $50.0 million available for borrowings under the revolving portion of our senior credit facilities.

      Net cash provided by operating activities for the year ended December 31, 2001 was $42.2 million, compared to $58.1 million for the same period in the prior year. This decrease was primarily the result of the noted decrease in national and political revenues and an increase in operating and interest expenses.

      Net cash used by investing activities was $56.4 million for the year ended December 31, 2001, compared to $174.1 million for the same period in the prior year. The change was primarily due to amounts paid related to our acquisition of WWLP-TV in 2000 compared to a smaller total cost of acquisitions in 2001.

      Net cash provided by financing activities was $23.6 million for the year ended December 31, 2001, compared to $106.1 million for the same period in the prior year. The change was primarily due to increased borrowings of $128.0 million under the revolving portion of our senior credit facilities in connection with the WWLP-TV transaction in 2000. There were no comparable transactions in 2001.

      In June 2001, we issued $210.0 million aggregate principal amount of our 8% senior notes due 2008 and $100.0 million aggregate principal amount of our 10% senior discount notes due 2008. These issuances resulted in net proceeds to us of $276.1 million which was principally used to prepay indebtedness outstanding under our senior credit facilities and a portion was used to finance acquisitions.

      Simultaneously with the consummation of the June notes offering, we obtained amendments to our senior credit facilities which provided more flexible financial covenants and ratio tests and increased certain fees and interest rate spreads.

      As of December 31, 2001, we had total debt of approximately $1.1 billion, including $182.3 million under our senior credit facilities. In addition to cash interest payments under our senior credit facilities, we make semi-annual cash interest payments on our senior notes and senior subordinated notes. Beginning March 1, 2003, cash interest will accrue at a rate of 10% per annum and will be payable semi-annually in arrears on our senior discount notes. Interest payments on our notes and senior credit facilities represent significant cash requirements for us. Beginning in 2006, principal payments with respect to our senior credit facilities will represent significant cash requirements. In addition, our senior discount notes issued in March 1998 require the mandatory redemption of an amount expected to be $125.0 million on March 1, 2003. Our senior credit facilities and the indentures governing our notes contain financial and operational covenants with which our subsidiaries must comply. As of December 31, 2001, we were in compliance with all of these covenants.

      Our capital expenditures primarily include purchases of broadcasting equipment, studio equipment, vehicles and office equipment to improve the efficiency and quality of our television broadcasting operations. Our capital expenditures were $21.5 million, $29.1 million and $18.2 million for the years ended December 31,

2001, 2000 and 1999, respectively. We expect that we will make capital expenditures of approximately $25.0 million in the year ended December 31, 2002, of which $5.0 million will be required to complete construction of our digital television stations. Since December 31, 1998, we have invested approximately $46.3 million to prepare our towers and transmitter buildings for the upcoming transition to digital television. We anticipate that we will be able to meet our currently anticipated capital expenditure requirements with internally generated funds and borrowings.

      General Electric Capital Corporation, or GECC, provided debt financing in connection with the formation of our joint venture with NBC in the form of an $815.5 million 25-year non-amortizing, senior secured note bearing an initial interest rate of 8.0% per annum. We expect that interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not our obligation and is recourse to the joint venture, our equity interests in the joint venture and, after exhausting all remedies against the assets of the joint venture and our equity interest, to our parent pursuant to a guarantee. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise recover amounts owed under the GECC note from the joint venture, including through a disposition or liquidation of all its assets, GECC could require our parent to pay the shortfall of any outstanding amounts under the GECC note. If this happened, we could experience material adverse consequences, including:

•	since our parent has no assets other than its ownership in us and our subsidiaries, GECC could sell the stock of all or a portion of these subsidiaries to satisfy outstanding amounts under the GECC note;

•	if more than 50% of the ownership of LIN Holdings had to be sold to satisfy the GECC note, it could cause an acceleration of our senior credit facilities and notes; and

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, we may incur a substantial tax liability.

      The joint venture is approximately 80% owned by NBC, and NBC controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC’s control.

      Based on the current level of our operations and anticipated future growth, both internally generated as well as through acquisitions, we believe that our cash flows from operations, together with available borrowings under our senior credit facilities, will be sufficient to meet our anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next 12 months.

      The following table summarizes our contractual cash obligations at December 31, 2001 (in thousands).

	Total	2002	2003 – 2005	2006	Thereafter

	(In thousands)
Debt	$1,056,223	$—	$137,994	$65,299	$852,930
Interest on debt	557,198	103,822	260,544	174,077	18,755
Capital purchases	3,000	3,000	—	—	—
Program payments	45,326	20,187	23,016	2,123	—
Operating leases	3,549	924	1,290	101	1,234
LMA payments	8,893	2,957	2,736	3,200	—

Total	$1,666,003	$128,640	$422,844	$241,600	$872,919

Inflation

      We believe that our businesses are affected by inflation to an extent no greater than other businesses generally.

Critical Accounting Policies, Estimates and Recent Accounting Pronouncements

      The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets, bad debts, program rights, income taxes, pensions, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

      We have significant goodwill and intangible assets on our balance sheet. If the value of these assets was impaired by some factor, such as the loss of a network affiliation or an adverse change in the advertising marketplace, we may be required to record an impairment charge.

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      We charge program rights to operations over the estimated broadcast period. If the expected broadcast period was shortened or cancelled due, for example, to poor ratings, we would be required to write-off the remaining value of the related program right to operations on an accelerated basis or possibly immediately.

      We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires, among other things, the purchase method of accounting to be applied for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The Company does not expect the application of SFAS 141 to have a material impact on its financial position or results of operations.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is generally effective for the Company from January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and FCC licenses and network affiliations, and the introduction of impairment testing in its place. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Application of the non-amortization provisions of SFAS No. 142 for goodwill and FCC licenses and network affiliations is expected to result in an increase in operating income of approximately $43.6 million for the year ended December 31, 2002. At December 31, 2001, the Company had goodwill and FCC licenses and network affiliations of approximately $1,592.5 million. Pursuant to SFAS No. 142, the Company will test its goodwill and FCC licenses and network affiliations for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. In addition, the Company will continue to review the need for a valuation allowance against certain of its deferred tax assets in the absence of the reversal of taxable temporary differences associated with goodwill and FCC licenses and network affiliation amortization. Certain provisions of SFAS No. 142 were applicable to business combinations that closed after June 30, 2001. As a result, the FCC licenses and network affiliations acquired in connection with the WJPX-TV, WKPV-TV, WJWN-TV and WNLO-TV purchases have not been amortized as they have an indefinite life. As a result of its ongoing assessment of goodwill and intangible asset impairment, the Company anticipates that it will record an impairment charge in the range of $75.0 million to $100.0 million in 2002.

      In October 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and was adopted by us on January 1, 2002. We do not expect the application of SFAS No. 144 to have a material impact on its financial position or results of operations.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk from changes in interest rates principally with respect to our senior credit facilities, which are priced based on certain variable interest rate alternatives (see to our consolidated financial statements for the year ended December 31, 2001). There was $182.3 million outstanding as of December 31, 2001 under our senior credit facilities.

      Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical increase of 1.0% to the floating rate used as the basis for the interest charged on our senior credit facilities in Fiscal 2001 would result in an estimated $1.8 million increase in annualized interest expense assuming a constant balance outstanding of $182.3 million.

      We use derivative instruments to manage this and other exposures to interest rate risks. Our objective for holding derivatives is to minimize these risks using the most effective methods to eliminate or reduce the impacts of these exposures.

      We use interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS No. 133, in the notional amount of $430.0 million at December 31, 2001 to mitigate the impact of the variability in interest rates in connection with our variable rate senior credit facilities and fixed rate senior notes. The aggregate fair value of the arrangements at December 31, 2001 was a liability of $5.6 million. Other (income) expense for the year ended December 31, 2001 includes a loss of $5.6 million from the marking-to-market of these derivative instruments. We do not use derivative financial instruments for speculative or trading purposes.

      We are also exposed to market risk related to changes in interest rates through our investing activities. In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates. Our cash equivalents consist solely of investments in high-grade commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of our cash equivalents due to their immediate available liquidity or their short term maturity.

Item 8.     Financial Statements and Supplementary Data

      See index on page F-1

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

      There are no changes in or disagreements with the Accountants on any accounting or financial disclosure.

PART III

Item 10.     Directors and Executive Officers of the Registrant:

      The following table provides information concerning the directors and executive officers of LIN Holdings and LIN Television:

Name	Age	Position

Gary R. Chapman	58	Chairman, President and Chief Executive Officer
Randall S. Fojtasek	38	Director
Royal W. Carson, III	52	Director
Paul Karpowicz	48	Director and Vice President of Television
Gregory M. Schmidt	51	Vice President of New Development, General Counsel and Secretary
Deborah R. Jacobson	42	Vice President of Corporate Development and Treasurer
Peter E. Maloney	47	Vice President of Finance
C. Robert Ogren, Jr.	58	Vice President of Engineering and Operations
Denise M. Parent	38	Vice President and Deputy General Counsel
William A. Cunningham	44	Vice President and Controller

      Gary R. Chapman has been Chairman since August 2000 and has been President since 1989 and a director and Chief Executive Officer since November 1994. Mr. Chapman served as Joint Chairman of the National Association of Broadcasters from 1991 to 1993 and serves as a board member of the Advanced Television Test Center. Currently, Mr. Chapman serves on the Board of Directors of the Association for Maximum Service Television and is Co-Chairman of the Advisory Board of Governors for the National Association of Broadcasters Education Foundation.

      Randall S. Fojtasek has been a director since August 2000. Mr. Fojtasek is a founding member of Brazos Investment Partners LLC, a private equity investment firm focusing on middle market buyouts and leveraged recapitalizations. Prior to joining Brazos in 1999, Mr. Fojtasek served as President and Chief Executive Officer of Atrium Companies, Inc., a manufacturer and distributor of building products. He joined Atrium in 1989, and was Chief Executive Officer from 1993 to 1999.

      Royal W. Carson, III, has served as a director since August 2000. He is Chairman and President of Carson Private Capital and has over 28 years of experience in the origination, structuring, and monitoring of private investments and investment funds. Mr. Carson served as Chairman and Chief Executive Officer of Carson Petroleum Corporation from 1977 to 1982. Mr. Carson serves on the Advisory Board of Olympus Real Estate Fund II, L.P. and Hicks, Muse, Tate & Furst Europe Fund, L.P. and also serves as a director of various privately held corporations and community organizations.

      Paul Karpowicz has served as a director since August 1999 and as Vice President of Television since January 1994. Prior to January 1994, Mr. Karpowicz served as general manager of our Indianapolis CBS network station, WISH-TV, from July 1989 through July 1995.

      Gregory M. Schmidt has been Vice President of New Development, General Counsel and Secretary since March 1995. From 1985 to 1995, he was a partner at Covington & Burling, a Washington D.C. law firm with a high-profile presence in regulatory and communications law.

      Deborah R. Jacobson has been Vice President of Corporate Development and Treasurer since February 1995. From January 1999 through June 1999, Ms. Jacobson served as Senior Vice President-Investor Relations for Chancellor Media Corporation. From 1981 to 1995, Ms. Jacobson was employed by The Bank of New York, where most recently she served as Senior Vice President and Division Head of the Communications, Entertainment and Publishing Lending Division.

      Peter E. Maloney has served as Vice President of Finance since January 1995. Prior to January 1995, Mr. Maloney was employed as Vice President of Taxation from June 1990 to December 1994 and as Director of Taxation and Financial Planning from January 1983 to June 1990.

      C. Robert Ogren, Jr., has been Vice President of Engineering and Operations since November 1990. Prior to November 1990, Mr. Ogren was Director of Engineering at WBAL-TV from June 1989 to October 1990 and Director of Engineering for Freedom Newspapers, Inc. from June 1984 to May 1989.

      Denise M. Parent has been Vice President and Deputy General Counsel since March 1997. From 1993 to 1997, Ms. Parent was employed by The Providence Journal Company as Senior Corporate Counsel. Prior to 1993, Ms. Parent was employed by Adler, Pollock & Sheehan, Incorporated, a law firm in Providence, Rhode Island.

      William A. Cunningham has been Vice President and Controller since November 2000, having served as Controller since July 1998. From 1987 to 1994, Mr. Cunningham was employed by Fox Television as Vice President, Finance and from 1994 to 1996, was employed by SF Broadcasting, LLC, a joint venture of Fox Television and Savoy Pictures, as Senior Vice President and Chief Financial Officer.

Item 11.	Compensation for Executive Officers:

      The following table sets forth the compensation earned or paid, including deferred compensation, by our Chief Executive Officer and five other most highly compensated executive officers for services rendered for the year ended December 31, 2001:

	Annual Compensation
				All Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)

Gary R. Chapman	2001	$600,000	$775,000	$18,359
Chairman, President and Chief Executive Officer
Paul Karpowicz	2001	370,000	180,000	15,767
Vice President of Television
Gregory M. Schmidt	2001	355,000	130,000	16,968
Vice President of New Development, General Counsel and Secretary
Deborah R. Jacobson	2001	208,000	95,000	13,428
Vice President of Corporate Development and Treasurer
Peter E. Maloney	2001	208,000	95,000	7,573
Vice President of Finance
C. Robert Ogren, Jr.	2001	208,000	85,000	18,547
Vice President of Engineering and Operations

(1)	The amount set forth in All Other Compensation includes as to all named executive officers the value of executive life and disability insurance and to most of the specified executive officers the personal use of automobiles and nonqualified pension contributions.

Stock Options and Phantom Units

      The following table discloses, for the CEO and the other named executive officers, individual exercises of options during the year ended December 31, 2001, and the number and value of options held by such named executive officer at December 31, 2001 based on a fair market value of LIN Television common stock of $1.00 on such date.

     Aggregate Exercises During the 2001 Fiscal Year and Fiscal Year-End Option Values / SAR Values:

			Shares	Shares
			Underlying	Underlying	Value of	Value of
			Exercisable	Unexercisable	Exercisable In-	Unexercisable In-
			Options/SARs At	Options/SARs At	the-Money Options	the-Money Options
	Shares Acquired	Value Realized	Fiscal Year End	Fiscal Year End	at Fiscal Year End	at Fiscal Year End
Name	on Exercise (#)	($)	(#)	(#)	($)	($)

Gary R. Chapman	$—	$—	4,234,927	6,299,255	$2,375,116	$5,624,884
Paul Karpowicz	—	—	1,938,392	2,325,108	650,617	1,849,383
Gregory M. Schmidt	—	—	1,529,204	2,234,296	282,780	1,717,220
Deborah R. Jacobson	—	—	831,720	1,406,980	—	1,000,000
Peter E. Maloney		—	1,075,402	1,663,298	219,578	1,280,422
C. Robert Ogren Jr.	—	—	831,720	906,980	—	500,000

Stock Option Plan

1998 Stock Option Plan

      Our parent’s 1998 stock option plan provides for the issuance of both non-qualified and incentive stock options which in the aggregate may not be exercisable for more than 23,223 shares of our parent’s class A common stock. As of December 31, 2001, options exercisable for an aggregate of 38,157 shares of our parent’s class A common stock were outstanding.

      Non-qualified options granted pursuant to the plan are generally not exercisable until one year after grant, vest over the span of five years, and expire 10 years from the date of grant. Incentive options granted pursuant to the plan are exercisable as determined by the compensation committee of our board of directors.

1998 Phantom Stock Plan

      Our parent’s 1998 phantom stock plan provided for awards of units of hypothetical shares of our common stock to our employees, as well as those of our subsidiaries, who formerly held one or more non-vested options under our prior stock option plans and elected in writing to cancel all or part of such options in exchange for units of hypothetical shares of common stock. 14,623,000 phantom units have been granted, with each unit representing one share of our parent’s class A common stock. As of December 31, 2001, there were 14,283,000 phantom units outstanding.

Retirement Plans:

      During the year ended December 31, 2001, our named executive officers were not granted any options or stock appreciation rights under these plans.

      The following table shows the estimated annual retirement benefits payable under the Pension Plan and the Company’s Supplemental Benefit Retirement Plan as an annuity for life upon normal retirement for specified compensation and years of credited service classifications, assuming retirement at age 65 on December 31, 2001. Benefits are computed by multiplying (i) 1.25% of the employee’s average annual compensation (salary and bonus, excluding option gains and benefits or payments received under any other benefit plan for the three consecutive years producing the highest average) times (ii) the employee’s number of years of credited service, up to a maximum of 32 years. Sections 401(a)(17) and 415 of the Code limit the annual benefits that may be paid from a tax qualified retirement plan such as the Pension Plan and the Supplemental Retirement Plan. As permitted by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Company’s Supplemental Benefit Retirement Plan authorizes the payment out of the Company’s general funds of any benefits calculated under the provisions of the Pension Plan that may be above the limits of Sections 401(a)(17) and 415 of the Code.

     Pension Table:

Three-Year	Years of Credited Service
Average Annual
Compensation	10	15	20	25	30	32

70,000	8,750	13,125	17,500	21,875	26,250	28,000
100,000	12,500	18,750	25,000	31,250	37,500	40,000
150,000	18,750	28,125	37,500	46,875	56,250	60,000
200,000	25,000	37,500	50,000	62,500	75,000	80,000
300,000	37,500	56,250	75,000	93,750	112,500	120,000
400,000	50,000	75,000	100,000	125,000	150,000	160,000
500,000	62,500	93,750	125,000	156,250	187,500	200,000
750,000	93,750	140,625	187,500	234,375	281,250	300,000

     Change in Control Arrangements:

      We have entered into severance compensation agreements with Mr. Chapman and the other executive officers named above. Under these agreements, if we terminate any such employee’s employment other than for cause, the employee will be entitled to severance benefits in addition to any compensation otherwise payable to the employee. The severance benefits include a lump sum payment designed to provide the equivalent to the sum of:

•	an amount equal to two times the employee’s annual base salary on the date of termination, as defined in the severance compensation agreements;

•	an amount equal to two times the bonus compensation paid to the employee with respect to the last complete fiscal year; and

•	the present value as of the date of termination, of the sum of all benefits which have accrued to the employee but have not vested under our retirement plan as of the date of termination and all additional benefits which would have accrued to the employee under the retirement plan if the employee had continued to be employed by us for an additional 12 months on the same terms the employee was employed on the date of termination.

      In addition to such cash payments, the employee is entitled to life, health and disability and accident insurance benefits substantially similar to those which the employee was receiving prior to the notice of termination, as defined in the severance compensation agreements, or, if greater, immediately prior to a change in control, as defined in the severance compensation agreements, for a period of two years.

     Director Compensation:

      Our directors who are also employees serve without additional compensation. Total compensation payments made to our non-employee directors were $28,000 in 2001 and $20,666 in 2000. The current annual retainer for all services rendered by our outside directors is $10,000, plus $1,000 for attendance at meetings. We do not maintain a medical, dental or retirement benefits plan for these directors.

Item 12.     Security Ownership of Certain Beneficial Owners and Management:

      LIN Television has 1,000 shares of common stock, par value $0.01 per share, issued and outstanding, all of which are owned by LIN Holdings. LIN Holdings has 1,000 shares of common stock, par value $0.01 per share, issued and outstanding, 630 of which are owned by Ranger Equity Holdings B Corp. and 370 of which are owned by Ranger Equity Holdings A Corp. LIN TV Corp. holds all of the shares of capital stock of Ranger Equity Holdings A Corp. and Ranger Equity Holdings B Corp. For a description of the relationship between Hicks Muse and LIN Television, see “Certain Relationships and Related Transactions.”

Item 13.     Certain Relationships and Related Transactions:

      Monitoring and Oversight Agreement. We are party to an agreement with Hicks, Muse & Co. Partners, L.P. (“Hicks Muse Partners”), an affiliate of Hicks Muse, pursuant to which we paid Hicks Muse & Co. an annual fee, payable quarterly, for oversight and monitoring services. Hicks Muse & Co. was reimbursed for expenses incurred by it in connection with rendering services allocable to us. The annual fee was $1.3 million, $1.3 million and $1.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      We agreed to indemnify Hicks Muse Partners, its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to the services rendered by Hicks Muse & Co. under the monitoring and oversight agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse & Co. The monitoring and oversight agreement makes available the resources of Hicks Muse & Co. concerning a variety of financial and operational matters. We do not believe that the services that have been and will continue to be provided to us by Hicks Muse & Co. could otherwise be obtained by them without the addition of personnel or the engagement of outside professional advisors. In our opinion, the fees provided for under the monitoring and oversight agreement reasonably reflect the benefits received by us.

      Hicks Muse & Co. has agreed to terminate the monitoring and oversight agreement upon the consummation of the initial public offering of LIN TV Corp. As consideration for the termination of this agreement. Hicks Muse will receive cash in the amount of $6.2 million, a warrant to purchase a number of shares of LIN TV Corp. class B common stock with a value of $2.7 million and a promissory note in the amount of $7.1 million. The promissory note will bear interest at the rate of 10% per year and will mature one year from the date it is made. The warrant will have an exercise price of $0.01 and will be exercisable for ten years from the date of issue. One-half of the consideration to be received by Hicks Muse & Co. in connection with the termination of the monitoring and oversight agreement will be attributed to the amendment of the financial advisory agreement described below.

      Financial Advisory Agreement. We are also party to an agreement with Hicks Muse & Co., pursuant to which Hicks Muse & Co. receives a fee equal to 1.5% of the total value of certain transactions in which we were involved. Transactions subject to this agreement include a tender offers, acquisitions, sales, mergers, exchange offers, recapitalizations, restructurings or other similar transactions. This fee for the year ended December 31, 2001 was $539,000, relating to the acquisitions of WNLO-TV, WJPX-TV, WKPV-TV and WJWN-TV, and was included in the total cost of those acquisitions. This fee for the year ended December 31, 2000 was approximately $1.8 million, relating to the acquisition of WWLP-TV, and was included in the total cost of that acquisition. This fee for year ended December 31, 1999 was approximately $3.0 million relating to the acquisitions of WOOD-TV and its LMA WOTV-TV, and WAPA-TV.

      We have agreed to indemnify Hicks Muse & Co., its affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees related to or arising out of or in connection with the services rendered by Hicks Muse & Co. under the financial advisory agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of Hicks Muse & Co. The financial advisory agreement makes available the resources of Hicks Muse & Co concerning a variety of financial and operation matters. We do not believe that the services that will be provided by Hicks Muse Partners could otherwise be obtained by us without the addition of personnel or engagement of outside professional advisors. In our opinion, the fees provided for under the Financial Advisory Agreement reasonably reflect the benefits received by us.

      Hicks Muse & Co. has agreed to amend the terms of the financial advisory agreement to eliminate the terms requiring the payment of transaction fees upon the consummation of the initial public offering of LIN TV Corp. offering. As consideration for the amendment of this agreement, Hicks Muse & Co. will receive one-half of the consideration described above with respect to the termination of the monitoring and oversight agreement.

      Securities Ownership. On August 30, 2000, the common equity of LIN TV Corp. was converted into non-voting Class B Common Stock, which is owned by affiliates of Hicks Muse, management and other co-investors, except for 1,000,000 shares of voting Class A Common Stock, which is owned equally by Carson/ LIN SBS, L.P. and Fojtasek Capital Ltd. Co.

      Under a stock agreement, LIN TV Corp. and its subsidiaries, without the affirmative vote of a least the majority of the shares of Class B Common Stock, will not be permitted to:

•	effect any amendment to the Certificate of Incorporation;

•	declare dividends on or distributions of equity securities of LIN TV Corp.;

•	issue, reclassify, recapitalize, or repurchase any equity securities of LIN TV Corp.;

•	enter into transactions with affiliates of LIN TV Corp. or any of its subsidiaries;

•	sell, lease, convey or acquire any asset with a value of 10% or more of the fair market value of the common equity interest in LIN TV Corp.;

•	effect a merger or consolidation of LIN TV Corp.;

•	enter into any transaction not in the ordinary course of business;

•	engage in any business or transaction that would require any upstream entity to divest any interest in LIN TV Corp.;

•	incur debt which has a value of 10% or more of the fair market value of LIN TV Corp.;

•	engage in any line of business other than the ownership or operation of television stations;

•	settle any proceeding, other than in the ordinary course of business, which involves any material restrictions on the conduct of business or the continued ownership of the assets owned by LIN TV Corp.; and

•	effect any dissolution, liquidation, or winding up of LIN TV Corp.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K:

1.	Financial Statements. The financial statements of LIN Holdings Corp. and LIN Television Corporation are set forth under Item 8 herein and are incorporated herein by reference.

2.	Financial Statement Schedules. The financial statement schedules of LIN Holdings Corp. are set forth on pages F1 through F4 hereto and are incorporated herein by reference.

3.	Reports on Form 8-K:

      4.     Exhibits:

Exhibit
Number			Description

3	.1.1	—	Certificate of Incorporation of LIN Holdings Corp. (formerly known as Ranger Holdings Corp.).(1)
3	.1.2	—	Certificate of Amendment of Certificate of Incorporation of LIN Holdings Corp. (formerly known as Ranger Holdings Corp).(1)
3.2		—	Bylaws of LIN Holdings Corp.(1)
3.3		—	Restated Certificate of Incorporation of LIN Television Corporation.(1)
3.4		—	Restated Bylaws of LIN Television Corporation.(1)
4.1		—	Indenture, dated as of March 3, 1998, among LIN Acquisition Company, the Guarantors named therein, and United States Trust Company of New York, as Trustee, relating to the Senior Subordinated Notes.(1)

Exhibit
Number		Description

4.2	—	Indenture, dated as of March 3, 1998, among LIN Holdings Corp. and United States Trust Company of New York, as Trustee, relating to the Senior Discount Notes.(1)
10.1	—	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman.(3)†
10.2	—	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz.(4)†
10.3	—	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and C. Robert Ogren, Jr.(4)†
10.4	—	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt.(4)†
10.5	—	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney.(1)†
10.6	—	LIN Television Corporation Amended and Restated 1994 Stock Incentive Plan.(2)†
10.7	—	Supplemental Benefit Retirement Plan of LIN Television Corporation and Subsidiary Companies, as amended and restated.(2)†
10.8	—	LIN Television Corporation Retirement Plan, as amended and restated.(2)†
10.9	—	LIN Television Corporation 401 (k) Plan and Trust.(2)†
10.10	—	LIN TV Corp. 1998 Stock Option Plan.(6)†
10.11	—	Amended and Restated Guarantee and Collateral Agreement dated as of March 31, 2000, between LIN Holdings Corp., LIN Television Corporation and certain of its Subsidiaries, in favor of the Chase Manhattan Bank.(7)
10.12	—	Management Agreement between LIN Television Corporation, Sunrise Television Corp. and STC Broadcasting, Inc.*
10.13	—	Employment Agreement entered into as of January 1, 2002, by and between LIN TV Corp. and LIN Television Corporation and Gary R. Chapman.*
21.1	—	Subsidiaries of the Registrants.(1)

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of LIN Holdings Corp. and LIN Television Corporation, dated May 29, 1998, File No. 333-54003.

(2)	Incorporated by reference to the Registration Statement on Form S-1 of LIN Holdings Corp. and LIN Television Corporation, dated October 4, 1994, File No. 33-84718.

(3)	Incorporated by reference to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended March 31, 1995, File No. 0-2481.

(4)	Incorporated by reference to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended September 30, 1996, File No. 0-25206.

(5)	Incorporated by reference to the Registration Statement on Form S-1/ A of LIN Holdings Corp. and LIN Television Corporation, dated August 7, 1998, File No. 333-54003.

(6)	Incorporated by reference to the annual report on Form 10-K of LIN Holdings Corp. and LIN Television Corporation, dated March 31, 2000, File No. 333-54003.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q of LIN Holdings Corp. and LIN Television Corporation for the fiscal quarter, dated March 31, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN Holdings Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN HOLDINGS CORP.
LIN TELEVISION CORPORATION

/s/ GARY R. CHAPMAN

Gary R. Chapman
Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of each of LIN Holdings Corp. and LIN Television Corporation in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY R. CHAPMAN Gary R. Chapman	Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 1, 2002

/s/ PAUL KARPOWICZ Paul Karpowicz	Vice President of Television, and Director (Principal Operating Officer)	April 1, 2002

/s/ WILLIAM A. CUNNINGHAM William A. Cunningham	Vice President and Controller (Principal Accounting Officer)	April 1, 2002

/s/ DEBORAH R. JACOBSON Deborah R. Jacobson	Vice President of Corporate Development and Treasurer (Principal Financial Officer)	April 1, 2002

/s/ RANDALL S. FOJTASEK Randall S. Fojtasek	Director	April 1, 2002

/s/ ROYAL W. CARSON, III Royal W. Carson, III	Director	April 1, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of LIN Holdings Corp.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of LIN Holdings Corp. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 8, 2002

LIN HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$17,236	$7,832
Accounts receivable, less allowance for doubtful accounts (2001 — $1,802; 2000 — $1,679)	58,256	58,826
Program rights	14,696	13,614
Other current assets	1,603	4,302

Total current assets	91,791	84,574
Property and equipment, net	163,051	164,738
Deferred financing costs	34,567	36,298
Equity investments	82,594	91,798
Investment in Southwest Sports Group, at cost plus accrued interest	56,000	53,000
Program rights	5,448	4,155
Intangible assets, net	1,592,463	1,600,882
Other assets	10,372	9,918

Total Assets	$2,036,286	$2,045,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,751	$7,226
Program obligations	13,265	13,491
Accrued income taxes	5,481	5,578
Current portion of long-term debt	—	19,572
Accrued interest expense	19,502	10,809
Accrued sales volume discount	3,820	4,728
Other accrued expenses	14,267	16,604

Total current liabilities	64,086	78,008
Long-term debt, excluding current portion	1,056,223	968,685
Deferred income taxes, net	495,717	521,494
Program obligations	5,523	3,984
Other liabilities	10,083	7,002

Total liabilities	1,631,632	1,579,173

Commitments and Contingencies (Notes 13 and 14)
Stockholder’s equity:
Preferred stock, $0.01 par value: no shares authorized	—	—
Common stock, $0.01 par value: 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	561,854	561,669
Accumulated deficit	(157,200)	(95,479)

Total stockholders’ equity	404,654	466,190

Total liabilities and stockholders’ equity	$2,036,286	$2,045,363

The accompanying notes are an integral part of the consolidated financial statements.

LIN HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Net revenues	$271,038	$295,706	$224,446
Operating costs and expenses:
Direct operating	81,373	78,693	57,292
Selling, general and administrative	64,630	64,193	49,123
Corporate	8,436	9,270	7,900
KXTX management fee	—	—	1,178
Amortization of program rights	21,847	21,214	15,029
Depreciation and amortization of intangible assets	65,925	63,734	57,934

Total operating costs and expenses	242,211	237,104	188,456

Operating income	28,827	58,602	35,990
Other (income) expense:
Interest expense	97,646	92,868	68,689
Investment income	(3,950)	(4,052)	(3,280)
Share of (income) loss in equity investments	4,121	(365)	5,488
Loss on WAND-TV exchange	—	2,720	—
Loss on disposition of KXTX-TV	—	—	2,212
Loss on derivative instruments	5,552	—	—
Loss (gain) on disposition of property and equipment, net	1,128	202	112
Other, net	(132)	(158)	(166)

Total other expense, net	104,365	91,215	73,055

Loss before provision for (benefit from) income taxes and extraordinary item	(75,538)	(32,613)	(37,065)
Provision for (benefit from) income taxes	(18,227)	1,581	(3,039)

Loss before extraordinary item	(57,311)	(34,194)	(34,026)
Extraordinary loss due to extinguishment of debt, net of tax benefit of $2,400	4,410	—	—

Net loss	$(61,721)	$(34,194)	$(34,026)

The accompanying notes are an integral part of the consolidated financial statements.

LIN HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

	(In thousands)
Balance at January 1, 1999	1	$—	$559,668	$(27,259)	$532,409
Net loss	—	—	—	(34,026)	(34,026)
Tax benefit from exercises of stock options	—	—	1,532	—	1,532

Balance at December 31, 1999	1	—	561,200	(61,285)	499,915
Net loss	—	—	—	(34,194)	(34,194)
Stock options exercised	—	—	130	—	130
Payments on exercises of phantom stock units	—	—	(133)	—	(133)
Tax benefit from exercises of stock options	—	—	472	—	472

Balance at December 31, 2000	1	—	561,669	(95,479)	466,190
Net loss	—	—	—	(61,721)	(61,721)
Payments on exercises of phantom stock units	—	—	(38)	—	(38)
Tax benefit from exercises of stock options	—	—	223	—	223

Balance at December 31, 2001	1	$—	$561,854	$(157,200)	$404,654

The accompanying notes are an integral part of the consolidated financial statements.

LIN HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Net loss	$(61,721)	$(34,194)	$(34,026)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including amortization of financing costs and note discounts)	105,210	95,311	85,346
Amortization of program rights	21,847	21,214	15,029
Interest on SSG preferred units	(3,000)	(3,000)	(3,000)
Loss on disposition of stations	—	2,720	2,212
Tax benefit from exercises of stock options	223	472	1,532
Deferred income taxes	(20,459)	(3,025)	(8,537)
Utilization of previously unrecognized acquired net operating losses, net	1,110	—	—
Extraordinary loss due to extinguishment of debt, net of tax benefit	4,410	—	—
Loss on derivative instruments	5,552	—	—
Net loss (gain) on disposition of property and equipment	1,128	220	(545)
Program payments	(22,386)	(22,750)	(15,293)
Share of loss (income) of equity investments	4,121	(365)	5,488
Provision for doubtful accounts	123	239	38
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	447	(3,072)	(10,786)
Program rights, net of program obligations	(523)	239	(247)
Other assets	2,245	5,604	(15,837)
Accounts payable	488	1,798	(1,606)
Accrued income taxes	(97)	828	(5,326)
Accrued interest expense	8,693	315	(194)
KXTX management fee payable	—	—	(4,175)
Accrued sales volume discount	(908)	459	4,269
Other accrued expenses	(4,311)	(4,907)	7,375

Net cash provided by operating activities	42,192	58,106	21,717

INVESTING ACTIVITIES:
Capital expenditures	(21,503)	(29,126)	(18,191)
Proceeds from property and equipment disposals	923	—	6,560
Liquidating dividend on investment in SSDB	—	—	7,125
Other investments	—	(3,000)	—
Investment in Banks Broadcasting, Inc.	(1,500)	(11,145)	(2,229)
Capital distributions from equity investments	6,583	815	—
Payments for business combinations, net of cash acquired	(40,879)	(128,000)	(189,894)
Local marketing agreement expenditures	—	(3,625)	(640)

Net cash used in investing activities	(56,376)	(174,081)	(197,269)

FINANCING ACTIVITIES:
Net payments on exercises of phantom stock units	(38)	(133)	—
Proceeds from capital contributions on exercises of parent company options	—	130	—
Proceeds from long-term debt related to acquisition of WNAC-TV	2,500	—	—
Proceeds from long-term debt related to acquisition of WWLP-TV	—	128,000	—
Proceeds from other long-term debt, net of issuance costs	264,515	19,000	153,000
Proceeds from revolver debt, net	13,000	500	18,000
Principal payments on long-term debt	(256,389)	(41,389)	(19,098)

Net cash provided by financing activities	23,588	106,108	151,902

Net increase (decrease) in cash and cash equivalents	9,404	(9,867)	(23,650)
Cash and cash equivalents at the beginning of the period	7,832	17,699	41,349

Cash and cash equivalents at the end of the period	$17,236	$7,832	$17,699

The accompanying notes are an integral part of the consolidated financial statements.

LIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Background:

      LIN Holdings (“Holdings”), together with its subsidiaries, including LIN Television Corporation (“LIN Television”), (together, the “Company”) was formed on July 18, 1997. Holdings and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst (“Hicks Muse”).

      The Company is a television station group operator in the United States and Puerto Rico that owns fifteen television stations, nine of which are network-affiliated television stations. Additionally, the Company has local marketing agreements (“LMAs”) under which it programs four other network affiliated stations in the markets in which it operates.

      The Company owns and operates four CBS affiliates, four NBC affiliates, one ABC affiliate and six independent stations, one in New York and the others in Puerto Rico. Additionally, the Company has investments in ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America (see Note 5). The Company is also the owner and operator of 28 low-power television stations.

Note 2 — Summary of Significant Accounting Policies:

      The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below:

     Principles of Consolidation:

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. The Company conducts its business through its subsidiaries and has no operations or assets other than its investment in its subsidiaries. Accordingly, no separate or additional financial information about the subsidiaries or the Company on a stand-alone basis is provided.

     Use of Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The Company’s actual results could differ from these estimates. Estimates are used when accounting for the collectability of receivables and valuing intangible assets and net assets of businesses acquired.

     Cash and Cash Equivalents:

      Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. The Company’s excess cash is invested primarily in short-term U.S. Government securities.

     Property and Equipment:

      Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, generally 20 to 30 years for buildings and fixtures, and 3 to 15 years for broadcast and other equipment. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in the determination of net loss. Expenditures for maintenance and repairs are expensed as incurred.

LIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Equity Investments:

      The Company’s equity investments are accounted for on the equity method, as the Company does not have a controlling interest. Accordingly, the Company’s share of the net loss or income of its equity investments is included in consolidated net loss.

     Revenue Recognition:

      Broadcast revenue is recognized during the period in which advertising is aired. Barter revenue is accounted for at the fair value of the assets or services received or the advertising time surrendered, whichever is more clearly evident. Revenue from barter agreements is recorded at the time the advertising is broadcast, and barter expense is recorded at the time the services are used. The Company recognized barter revenue in the amount of $12.2 million, $9.3 million and $12.4 million in the years ended December 31, 2001, 2000 and 1999, respectively. The Company incurred barter expense in the amount of $12.0 million, $9.0 million and $12.2 million in the years ended December 31, 2001, 2000 and 1999, respectively.

     Advertising Expense:

      The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $4.7 million, $4.9 million and $4.2 million in the years ended December 31, 2001, 2000 and 1999, respectively.

     Intangible Assets:

      Intangible assets include FCC licenses, network affiliations and goodwill, all of which are being amortized over a period of 40 years (see Recently Issued Accounting Pronouncements).

     Long Lived-Assets:

      The Company periodically evaluates the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the expected future operating cash flow derived from the asset is less than its carrying value.

      An impairment assessment of enterprise level goodwill could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, or by adverse changes to FCC ownership rules, amongst others. Goodwill is recorded at the television station level and, in the event that an impairment assessment is triggered, the need for an impairment charge would be measured by comparing the net book value of the related station to anticipated future operating cashflows from that station on an undiscounted basis.

      The future value of the Company’s FCC licenses could be significantly impaired by the loss of corresponding network affiliation agreements, or vice versa. Accordingly, such an event would trigger an assessment of the carrying value of the FCC license and network affiliation agreement recorded for each station affected by such an event (see Recently Issued Accounting Pronouncements).

     Program Rights:

      Program rights are recorded as assets when the license period begins and the programs are available for broadcasting, at the gross amount of the related obligations. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered noncurrent. The program costs are charged to operations over their

LIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated broadcast periods using the straight-line method. Program obligations are classified as current or noncurrent in accordance with the payment terms of the license agreement.

     Accounting for Stock-Based Compensation:

      The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the underlying common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” through disclosure only (see Note 10).

     Income Taxes:

      Deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     Concentration of Credit Risk:

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Concentration of credit risk with respect to cash and cash equivalents is limited as the Company maintains its primary banking relationships with only large nationally recognized institutions. Credit risk with respect to trade receivables is limited, as the trade receivables are primarily from advertising revenues generated from a large diversified group of local and nationally recognized advertisers. The Company does not require collateral or other security against trade receivable balances; however, it does maintain reserves for potential credit losses and such losses have been within management’s expectations for all years presented.

     Fair Value of Financial Instruments:

      Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2001 and 2000 (see Note 9 relating to debt). Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

     Reclassification:

      Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation.

     Recently Issued Accounting Pronouncements:

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires, among other things, the purchase method of accounting to be applied for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The Company does not expect the application of SFAS No. 141 to have a material impact on its financial position or results of operations.

LIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is generally effective for the Company from January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and FCC licenses and network affiliations, and the introduction of impairment testing in its place. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Application of the non-amortization provisions of SFAS No. 142 for goodwill and FCC licenses and network affiliations is expected to result in an increase in operating income of approximately $43.6 million for the year ended December 31, 2002. At December 31, 2001, the Company had goodwill and FCC licenses and network affiliations of approximately $1,592.5 million. Pursuant to SFAS No. 142, the Company will test its goodwill and FCC licenses and network affiliations for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. In addition, the Company will continue to review the need for a valuation allowance against certain of its deferred tax assets in the absence of the reversal of taxable temporary differences associated with goodwill and FCC licenses and network affiliation amortization. The Company is currently evaluating the effect that the adoption may have on its consolidated results of operations and financial position. Certain provisions of SFAS No. 142 were applicable to business combinations that closed after June 30, 2001. As a result, the FCC licenses and network affiliations acquired in connection with the WJPX-TV, WKPV-TV, WJWN-TV and WNLO-TV purchases have not been amortized as they have an indefinite life.

      Unaudited: As a result of its ongoing assessment of goodwill and intangible asset impairment, the Company anticipates that it will record an impairment charge in the range of $75.0 million to $100.0 million in 2002.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company on January 1, 2002. The Company does not expect the application of SFAS No. 144 to have a material impact on its financial position or results of operations.

Note 3 — Business Combinations:

      WNAC-TV: On June 5, 2001, the Company acquired the broadcast license and certain related assets of WNAC-TV, the Fox affiliate serving the Providence-New Bedford market. Simultaneously with the acquisition, the Company assumed an existing LMA agreement with STC Broadcasting, Inc., an entity in which Hicks Muse has a substantial economic interest, under which STC Broadcasting, Inc. will operate WNAC-TV. As a result of this LMA, the Company does not generate revenues or incur expenses from the operation of this station but, instead receives an annual fee of $100,000 from STC Broadcasting, Inc. The total purchase price, including transactions costs, was approximately $2.5 million. The acquisition was funded with a note payable to STC Broadcasting. The Company has accounted for the business combination under the purchase method of accounting. The Company entered into an agreement to sell the broadcast license and

LIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain related assets of WNAC-TV to Super Tower Inc (See Note 18). The acquisition is summarized as follows (in thousands):

Assets acquired and liabilities assumed
Property and equipment	$16
FCC license and network affiliation	2,484

Total acquisition	$2,500

      WNLO-TV: On July 25, 2001, the Company acquired the broadcast license and operating assets of WNLO-TV (formerly called WNEQ-TV), an independent broadcast television station located in Buffalo, New York. The Company has been operating WNLO-TV since January 29, 2001 under a LMA. The total purchase price, including transactional costs, was approximately $26.0 million, and was funded by available cash. The Company has accounted for the business combination under the purchase method of accounting. The acquisition is summarized as follows (in thousands):

Assets acquired and liabilities assumed
Property and equipment	$644
FCC license and network affiliation	25,400

Total acquisition	$26,044

      WJPX-TV, WKPV-TV, and WJWN-TV: On August 2, 2001, the Company acquired the common stock of S&E Network, Inc., a Puerto Rican corporation that owns WJPX-TV, an independent television station in San Juan, Puerto Rico, WKPV-TV, an independent television station in Ponce, Puerto Rico and WJWN-TV, an independent television station in San Sebastian, Puerto Rico. WKPV-TV and WJWN-TV currently rebroadcast the programming carried on WJPX-TV. The total purchase price, including transactional costs, was approximately $11.7 million, and was funded by available cash. The Company has accounted for the business combination under the purchase method of accounting. The acquisition is summarized as follows (in thousands):

Assets acquired and liabilities assumed
Working capital	$(37)
Property and equipment	1,327
Deferred taxes	2,943
FCC licenses	7,466

Total acquisition	$11,699

      Unaudited Pro Forma Results of Acquisitions. The following summarizes unaudited pro forma consolidated results of operations as if the acquisitions of WLFI-TV and WWLP-TV in 2000 had taken place as of January 1, 1999, and WNAC-TV, WNLO-TV, WJPX-TV, WKPV-TV and WJWN-TV in 2001 had taken place as of January 1, 2000 (in thousands):

	2001	2000	1999

Net revenues	$272,355	$302,056	$287,809
Operating income	29,076	60,809	47,495
Net loss	(61,579)	(33,035)	(37,396)

LIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The unaudited pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, amortization and income taxes. No effect has been given to cost reductions and operating synergies in this presentation. The pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place as of the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

Note 4 — Related Party Transactions:

      Monitoring and Oversight Agreement. The Company is party to an agreement with Hicks, Muse & Co. Partners, L.P. (“Hicks Muse Partners”), an affiliate of the Company’s ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable, on a prospective basis, on January 1 of each calendar year to an amount equal to 1% of the budgeted consolidated annual EBITDA of the Company for the then current fiscal year. Upon the acquisition by the Company of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of the Company. In no event shall the annual fee be less than $1.0 million. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The annual fee was $1.3 million, $1.3 million and $1.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      Financial Advisory Agreement. The Company is also party to an agreement with Hicks Muse Partners, pursuant to which Hicks Muse Partners receives a fee equal to 1.5% of the total value of certain transactions in which the Company is involved. Transactions subject to this agreement include a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction. This fee for the year ended December 31, 2001 was $539,000, relating to the acquisitions of WNLO-TV, WJPX-TV, WKPV-TV and WJWN-TV, and was included in the total cost of those acquisitions. This fee for the years ended December 31, 2000 and 1999 was $1.8 million and $3.0 million, respectively.

Note 5 — Equity Investments:

      The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures at December 31 (in thousands):

	2001	2000

NBC joint venture	$56,259	$65,886
WAND (TV) Partnership	13,458	13,784
Banks Broadcasting, Inc.	12,877	12,128

	82,594	91,798
Southwest Sports Group	56,000	53,000

	$138,594	$144,798

LIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      NBC Joint Venture. The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received cash distributions from the joint venture of $6.6 million and $0.8 million for the years ended December 31, 2001 and 2000, respectively. The following presents the summarized financial information of the joint venture (in thousands):

	Year Ended December 31,

	2001	2000	1999

Net revenues	$146,630	$171,349	$142,578
Operating income	49,880	69,177	40,830
Net income (loss)	(14,935)	4,562	(24,144)

	December 31,

	2001	2000

Current assets	$1,939	$32,716
Non-current assets	248,118	241,408
Current liabilities	906	1,087
Non-current liabilities	815,500	815,500

      WAND (TV) Partnership: The Company has a 33 1/3% interest in a partnership (“WAND (TV)”) with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide certain management, engineering, and related services for a fixed fee. Included in this is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $1.2 million and $1.6 million at December 31, 2001 and 2000, respectively. The following presents the summarized financial information of the WAND (TV) Partnership from April 1, 2000 (date of inception)(in thousands):

		Period From
		Inception (April 1)
	Year Ended	to December 31,
	December 31, 2001	2000

Net revenues	$6,386	$6,363
Operating income (loss)	(747)	1,294
Net income (loss)	(711)	1,294

	December 31,

	2001	2000

Current assets	$4,141	$2,825
Non-current assets	34,104	35,143
Current liabilities	1,846	858

      Banks Broadcasting, Inc.: On August 15, 2000, the Company, 21st Century Group LLC, an entity in which Hicks Muse, the Company’s ultimate parent, has a substantial economic interest, and BancAmerica Capital Investors SBIC I, L.P. acquired non-voting Series A Convertible Preferred Stock in Banks Broadcasting, Inc. Banks Broadcasting, Inc. is a broadcast station operator that owns and operates KWCV-TV, a WB affiliate, in Wichita, Kansas and KNIN-TV, a UPN affiliate serving the Boise, Idaho area.

      The Company’s preferred stock gives it a 50% non-voting interest in Banks Broadcasting, Inc. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcast-

LIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ing, Inc. through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide certain management, engineering, and related services for a fixed fee. Included in this is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks Broadcasting, Inc. under this arrangement were approximately $900,000 and $1.2 million at December 31, 2001 and 2000, respectively.

      On March 20, 2001, the Board of Directors of Banks Broadcasting, Inc. approved a 1-for-100 reverse stock split of its common stock, par value of $0.01 per share, its Series A Non-Voting Convertible Preferred Stock, par value $0.01 per share, and the its special non-voting common stock, par value $0.01 per share.

      The following presents the summarized financial information of Banks Broadcasting, Inc. from August 15, 2000 (date of inception) (in thousands):

		Period From
		Inception (August 15)
	Year Ended	to December 31,
	December 31, 2001	2000

Net revenues	$4,539	$1,990
Operating income (loss)	(2,426)	(998)
Net (loss)	(1,501)	(632)

	Year Ended December 31,

	2001	2000

Current assets	$2,969	$7,708
Non-current assets	27,903	21,805
Current liabilities	2,481	2,530
Non-current liabilities	760	850
Redeemable preferred stock	298	268

      Southwest Sports Group Holdings LLC. The Company owns 500,000 units of Southwest Sports Group Holdings LLC (“SSG”) Series A Preferred Units, par value of $100 per unit. Affiliates of Hicks Muse have a substantial economic interest in SSG. The Series A Preferred Units are entitled to receive non-liquidating distributions prior to any junior ranked units of SSG in an amount equal to $100 per Series A Preferred Unit, minus the amount of previously made distributions, plus an amount of cumulative interest thereon at a rate of 6% per annum. The Company carries its investment in the Series A Preferred Units at cost and has recorded $9.0 million of interest on the Series A Preferred Units through December 31, 2001. As of December 31, 2001, no distributions have been made with respect to the Series A Preferred Units.

      SSG has the option at any time to redeem in whole or in part the outstanding Series A Preferred Units for an amount equal to par plus accumulated interest at the rate of 6% from January 1, 1999 to the redemption date. The Company has the right to convert its Series A Preferred Units into Class A Units at the earlier of (a) the date of consummation of an underwritten initial public offering of the Class A Units, (b) a change of control, or (c) June 2, 2002.

LIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Property and Equipment:

      Property and equipment consisted of the following at December 31 (in thousands):

	2001	2000

Land and land improvements	$11,090	$10,971
Buildings and fixtures	68,110	66,666
Broadcasting equipment and other	154,213	135,930

	233,413	213,567
Less accumulated depreciation	(70,362)	(48,829)

	$163,051	$164,738

      The Company recorded depreciation expense in the amount of $22.8 million, $21.3 million and $19.2 million in the years ended December 31, 2001, 2000 and 1999, respectively.

Note 7 — Intangible Assets:

      Intangible assets consisted of the following at December 31 (in thousands):

	2001	2000

FCC licenses and network affiliations	$1,091,503	$1,055,653
Goodwill	651,398	652,508
LMA purchase options	1,125	1,125

	1,744,026	1,709,286
Less accumulated amortization	(151,563)	(108,404)

	$1,592,463	$1,600,882

Note 8 — Derivative Instruments:

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met. The Company uses derivative instruments to manage exposure to interest rate risks. The Company’s objective for holding derivatives is to minimize its interest rate risk.

      The Company uses interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS 133, in the notional amount of $430.0 million at December 31, 2001 to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facility and fixed rate senior notes. The aggregate fair value of the arrangements at December 31, 2001 was a liability of $5.6 million. Other (income) expense for the year ended December 31, 2001 includes $5.6 million from the marking-to-market of these derivative instruments.

LIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Long-term Debt:

      Long-term debt consisted of the following at December 31 (in thousands):

	2001	2000

Senior Credit Facilities	$182,300	$425,690
$300,000, 8 3/8% Senior Subordinated Notes due 2008 (net of discount of $432 at December 31, 2001)	299,568	299,442
$325,000, 10% Senior Discount Notes due 2008 (net of discount of $34,935 at December 31, 2001)	290,065	263,125
$210,000, 8% Senior Notes due 2008 (net of discount of $7,165 at December 31, 2001	202,835	—
$100,000, 10% Senior Discount Notes due 2008 (net of discount of $21,045 at December 31, 2001)	78,955	—
$2,500, 7% STC Broadcasting Note due 2006	2,500	—

Total debt	1,056,223	988,257
Less current portion	—	(19,572)

Total long-term debt	$1,056,223	$968,685

     Senior Credit Facilities:

      The Senior Credit Facilities include a revolving line of credit for $160.0 million, a Tranche B Term Loan for $87.0 million and Incremental Term Loans for $85.3 million. Of the $160.0 million available under the revolving line of credit, $100.0 million is restricted for the mandatory principal redemption payment on the Senior Discount Notes. As of December 31, 2001, the Company had $10.0 million outstanding under the revolving line of credit. The revolving line of credit is available until maturity on March 31, 2005. As of December 31, 2001, the Company had $87.0 million outstanding under the Tranche B Term Loan. The repayment of the Tranche B Term Loan begins March 31, 2005 until final maturity on March 31, 2007. As of December 31, 2001, the Company had $85.3 million outstanding under the Incremental Term Loans. The Incremental Term Loans become due September 30, 2007.

      Borrowings under the Senior Credit Facilities bear interest at a rate based, at the option of the Company, on an adjusted LIBOR rate (“Adjusted LIBOR”), or the highest of the JPMorgan Chase Bank’s prime rates, certificate of deposits rate plus 1.00%, or the Federal Funds effective rate plus  1/2 of 1.00% plus an incremental rate based on the Company’s financial performance. As of December 31, 2001, the interest rates ranged from 4.69% to 5.44%, based on the Adjusted LIBOR. As of December 31, 2000, the interest rates ranged from 8.00% to 9.04%, based on the Adjusted LIBOR. The Company is required to pay quarterly commitment fees ranging from 0.25% to 0.50%, based upon the Company’s leverage ratio for that particular quarter, on the unused portion of the Senior Credit Facilities, in addition to annual agency and other administration fees.

      The obligations of Holdings under the Senior Credit Facilities are unconditionally and irrevocably guaranteed, jointly and severally, by each existing and subsequently acquired or organized subsidiary of Holdings. In addition, substantially all of the assets of Holdings and its subsidiaries are pledged as collateral against the performance of these obligations. The Senior Credit Facilities are subject to compliance with certain financial covenants, such as consolidated leverage and interest coverage, and other conditions set forth in the Credit Agreement.

     Senior Subordinated Notes:

      On March 3, 1998, LIN Television issued $300 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008 in a private placement for net proceeds of $290.3 million. Such Senior

LIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subordinated Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Subordinated Notes are unsecured obligations of LIN Television without collateral rights, subordinated in right of payment to all existing and any future senior indebtedness of LIN Television. The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all wholly owned subsidiaries of LIN Television. Interest on the Senior Subordinated Notes accrues at a rate of 8 3/8% per annum and is payable in cash, semi-annually in arrears, commencing on September 1, 1998. LIN Television is subject to compliance with certain financial covenants, such as consolidated leverage and interest coverage, and other conditions set forth in the credit agreement. The Senior Subordinated Notes are subject to early redemption provisions in the event of a change of control.

     Senior Discount Notes:

      On March 3, 1998, Holdings issued $325 million aggregate principal amount at maturity of 10% senior discount notes due 2008 in a private placement. Such senior discount notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The senior discount notes were issued at a discount and generated net proceeds of $192.6 million. The senior discount notes are uncollateralized senior obligations and are not guaranteed. Cash interest will not accrue or be payable on the senior discount notes prior to March 1, 2003. Thereafter, cash interest will accrue at a rate of 10% per annum and will be payable semi-annually in arrears commencing on September 1, 2003. Holdings is subject to compliance with certain financial covenants, such as consolidated leverage and interest coverage, and other conditions set forth in the credit agreement. The Senior Discount Notes are subject to early redemption provisions in the event of a change in control. A mandatory principal redemption amount (expected to be $125 million) related to the Senior Discount Notes will become due and payable in a lump sum on March 1, 2003.

      On June 14, 2001, Holdings issued $100 million aggregate principal amount at maturity of 10% Senior Discount Notes due 2008 in a private placement. The Senior Discount Notes were issued at a discount to yield 12.5% and generated net proceeds of $73.9 million. Financing costs of $2.4 million were incurred in connection with the issuance and are being amortized over the term of the debt. The Senior Discount Notes are unsecured senior obligations of Holdings and are not guaranteed. Cash interest will not accrue or be payable on the Senior Discount Notes prior to March 1, 2003. Cash interest will accrue at a rate of 10% per annum and will be payable semi-annually in arrears commencing on September 1, 2003. Holdings is subject to compliance with certain financial covenants and other conditions. The Senior Discount Notes are subject to early redemption provisions in the event of a change of control.

     Senior Notes:

      On June 14, 2001, LIN Television issued $210 million aggregate principal amount at maturity of 8% Senior Notes due 2008 in a private placement. The Senior Notes were issued at a discount to yield 8 3/4% and generated net proceeds of $202.2 million. The Senior Notes are unsecured senior obligations of LIN Television without collateral rights, subordinated in right of payment to all existing and any future senior indebtedness of LIN Television and are not guaranteed. Financing costs of $4.5 million were incurred in connection with the issuance and are being amortized over the term of the debt. Cash interest on the Senior Notes accrues at a rate of 8% per annum and will be payable semi-annually in arrears commencing on January 15, 2002. LIN Television is subject to compliance with certain financial covenants, such as consolidated leverage and interest coverage, and other conditions set forth in the credit agreement. The Senior Notes are subject to early redemption provisions in the event of a change of control.

      A portion of the proceeds from the Senior Notes and Senior Discount Notes issued in June 2001, less certain transactional costs, was used to repay $233.2 million of the Company’s existing Senior Credit Facilities. The Company incurred an extraordinary charge of $4.4 million, net of a tax benefit of $2.4 million, related to the write-off of unamortized deferred financing costs attributable to the early settlement of this debt.

LIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Simultaneously with the consummation of the offering of the new Senior Notes, the Company obtained certain amendments to its existing Senior Credit Facilities which:

i.	provided for the adjustment of certain financial covenants and ratio tests; and

ii.	increased certain fees and interest rate spreads.

      As a result of the repayment of the term loans under the Senior Credit Facilities, there is expected to be no required principal payments until December 2005.

      The following are the adjustments made to the financial covenant and ratio tests under the Senior Credit Facilities:

	1Q01	2Q01	3Q01	4Q01	1Q02	2Q02	3Q02	4Q02

Maximum Leverage Ratio:
Amended	7.40x	7.40x	7.40x	7.40x	7.40x	7.40x	7.40x	7.40x
Prior	6.75x	6.75x	6.75x	6.75x	6.75x	6.75x	6.40x	6.40x
Minimum Interest Coverage Ratio:
Amended	1.50x	1.50x	1.50x	1.50x	1.50x	1.50x	1.50x	1.50x
Prior	1.70x	1.70x	1.70x	1.70x	1.75x	1.75x	1.85x	1.85x

      Future payments in connection with the Senior Credit Facilities, Senior Subordinated Notes, Senior Discount Notes and Senior Notes at December 31, 2001 are as follows:

2002	$—
2003	125,000
2004	—
2005	12,994
2006	67,799
Thereafter	850,430

$1,056,223

      On October 26, 2001, the Company filed an effective exchange offer to allow holders of the Senior Notes and Senior Discount Notes issued in June 2001 to exchange their notes for registered notes with essentially identical terms.

      The fair values of the Company’s long-term debt are estimated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amounts and fair values of long-term debt were as follows at December 31 (in thousands):

	2001	2000

Carrying amount	$1,056,223	$988,257
Fair value	944,751	932,565

Note 10 — Stockholders’ Equity:

      Stock Option Plan. Pursuant to the Ranger Equity Holdings Corporation (recently renamed LIN TV Corp.) 1998 Option Plan (the “1998 Option Plan”) nonqualified options in the LIN TV Corp. common stock have been granted to certain directors, officers and key employees of the Company.

LIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options granted under the 1998 Option Plan have exercise prices equal to or more than the fair market value of the underlying common stock at the date of grant. The Board of Directors, in assessing the fair market value of common stock, considered factors relevant at the time, including recent third-party transactions, composition of the management team, recent hiring results, financial condition and operating results and the lack of a public market for the Company’s common stock.

      Options granted under the 1998 Option Plan generally have straight-line vesting terms over four or five years and expire ten years from the date of grant. At December 31, 2001, there were 1,492,000 shares available for future grant under the 1998 Option Plan.

      Pro Forma information regarding net loss as required by SFAS No. 123, “Accounting for Stock-Based Compensation” has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001, 2000 and 1999: a risk free interest rate of 4.95%, 5.92% and 5.96%, respectively, and a weighted-average expected life of the options of seven years. No expected dividend yield was included in the option-pricing model. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock option grants, net loss would have been changed to the pro forma amounts indicated below (in thousands):

	Year Ended December 31,

	2001	2000	1999

Pro forma net loss	$(64,378)	$(36,658)	$(36,225)

      The following table provides additional information regarding the 1998 Option Plan (shares in thousands):

1998 Option Plan

	Year Ended December 31,

	1999		2000		2001

		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	32,860	$0.84	34,903	$0.85	38,545	$0.89
Granted	3,956	0.97	5,430	1.20	1,252	1.21
Exercised	—		(130)	.93	—
Forfeited	(1,913)	0.84	(1,658)	1.01	(1,640)	0.99

Outstanding at end of period	34,903	0.85	38,545	0.89	38,157	0.90

Options exercisable at period-end	11,032		16,985		23,223

Weighted-average fair value of options granted during the period	$0.33		$0.40		$0.35

LIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about the 1998 Option Plan at December 31, 2001 (shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted-Average
	Number	Remaining	Weighted-Average	Number	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.50 to $0.99	11,199	6.2 years	0.55	9,576	0.55
$1.00 to $1.25	26,958	7.2 years	1.10	13,647	1.02

      Phantom Stock Unit Plan. Pursuant to the Ranger Equity Holdings 1998 Phantom Stock Plan (“Phantom Stock Units Plan”), and as partial consideration for the acquisition of LIN Television by the Company in 1998, phantom units exercisable into shares of the LIN TV Corp. common stock and with a $0 exercise price were issued to officers and key employees. As a non-compensatory element of the total purchase price of LIN Television, the phantom units are not subject to variable accounting and any cash paid on exercise of the phantom units is accounted for as a reduction to Additional Paid-in Capital.

      The phantom units expire ten years from the date of issuance, are non-forfeitable, and are exercisable at a date selected by the holder within the ten year term.

Phantom Stock Units Plan

	Year Ended December 31,

	1999	2000	2001
	Shares	Shares	Shares

Outstanding at beginning of period	14,454	14,454	14,321
Exercised	—	(133)	(38)

Outstanding at end of period	14,454	14,321	14,283

Note 11 — Income Taxes:

      The Company files a consolidated federal income tax return. Provision for (benefit from) income taxes included in the accompanying consolidated statements of operations consisted of the following (in thousands):

	Year Ended December 31,

	2001	2000	1999

Current:
State	$859	$1,102	$340
Foreign	110	315	53

	969	1,417	393

Deferred:
Federal	(20,799)	(2,911)	(4,057)
State	(128)	(133)	(825)
Foreign	1,731	3,208	1,450

	(19,196)	164	(3,432)

	$18,227	$1,581	$(3,039)

LIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the loss before income taxes were as follows (in thousands):

	Year Ended December 31,

	2001	2000	1999

United States of America	$(81,172)	$(40,839)	$(40,784)
Foreign	5,634	8,226	3,719

Loss before income taxes	$(75,538)	$(32,613)	$(37,065)

      The following table reconciles the amount that would be benefited by applying the 35% federal statutory rate to loss before income taxes to the actual provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,

	2001	2000	1999

Benefit assuming federal statutory rate	$(26,438)	$(11,415)	$(12,973)
State taxes, net of federal tax benefit	430	630	(315)
Amortization	6,452	9,948	9,379
Foreign taxes, net of federal tax benefit	964	2,290	996
Other	365	128	(126)

	$(18,227)	$1,581	$(3,039)

      The components of the net deferred tax liability are as follows at December 31 (in thousands):

	December 31,

	2001	2000

Deferred tax liabilities:
Intangible assets	$504,871	$506,071
Property and equipment	20,478	22,642
Investments	13,308	12,258

	538,657	540,971

Deferred tax assets:
Net operating loss carryforwards	(37,736)	(20,701)
Valuation allowance	3,868	5,576
Other	(9,072)	(4,352)

	(42,940)	(19,477)

Net deferred tax liabilities	$495,717	$521,494

      The valuation allowance relates to certain acquired net operating loss carryovers in Puerto Rico. At December 31, 1999, the Company had determined that it was more likely than not that these deferred tax assets would not be realized. During the year ended December 31, 2001, the Company reduced the valuation allowance by approximately $1.7 million to reflect the usage of a portion of these losses. The Company, under the applicable accounting standards, has concluded that it is more likely than not that the remaining losses will not be realized and, therefore, has retained a valuation allowance of $3.9 million as of December 31, 2001. All reductions to the valuation allowance are recorded as a decrease to acquisition related intangible assets, rather than a tax provision benefit, as the net operating loss carryovers were fully reserved at the time of the related business combination. The Company reevaluates positive and negative evidence relating to the need for a valuation allowance periodically.

LIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2001, the Company had a federal net operating loss carryforward of approximately $87.1 million that begins to expire in 2019. The Company also has net operating loss carryforwards in Puerto Rico in separate legal entities of $9.9 million and $8.6 million, which expire between 2002 through 2005 and 2002 through 2007, respectively. Under the provisions of the Internal Revenue Coda, future substantial changes in the Company’s ownership could limit the amount of net operating loss carryforwards which could be used annually to offset future taxable income and income tax liability.

Note 12 — Retirement Plans:

      401(k) Plan. The Company provides a defined contribution plan (“401(k) Plan”) to substantially all employees. The Company makes contributions to employee groups that are not covered by another retirement plan sponsored by the Company. Contributions made by the Company vest based on the employee’s years of service. Vesting begins after six months of service in 20% annual increments until the employee is 100% vested after five years. The Company matches 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. The Company contributed $1.2 million, $1.1 million and $891,000 to the 401(k) Plan in the years ended December 31, 2001, 2000 and 1999, respectively.

      Retirement Plans. The Company has a number of noncontributory defined benefit retirement plans covering certain of its employees in the United States and Puerto Rico. Contributions are based on periodic actuarial valuations and are charged to operations on a systematic basis over the expected average remaining service lives of current employees. The net pension expense is assessed in accordance with the advice of professionally qualified actuaries. The benefits under the defined benefit plans are based on years of service and compensation.

      The benefit obligation, accumulated benefit obligation, and fair value of plan assets for retirement plans with accumulated benefit obligations in excess of plan assets, were $2.8 million, $1.7 million and $0 at December 31, 2001; $2.5 million, $1.5 million and $0 at December 31, 2000 and $2.2 million, $1.3 million and $0 at December 31, 1999, respectively.

      The components of the net pension expense included in the financial statements and information with respect to the change in benefit obligation, change in plan assets, the funded status of the retirement plans and underlying assumptions are as follows:

Retirement Plans

	Year Ended December 31,

	2001	2000	1999

	(Amounts in thousands, except percentages)
Change in benefit obligation
Benefit obligation, beginning of period	$58,553	$55,637	$62,448
Service cost	1,047	944	1,146
Interest cost	4,351	4,148	4,104
Plan amendments	—	(216)	—
Actuarial loss (gain)	3,141	(16)	(10,563)
Benefits paid	(2,338)	(1,944)	(1,498)

Benefit obligation, end of period	$64,754	$58,553	$55,637

LIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2001	2000	1999

	(Amounts in thousands, except percentages)
Change in plan assets
Fair value of plan assets, beginning of period	$66,824	$69,279	$63,965
Actual return on plan assets	1,028	(511)	6,812
Benefits paid	(2,338)	(1,944)	(1,498)

Fair value of plan assets, end of period	$65,514	$66,824	$69,279

Funded status of the plan	$810	$8,321	$13,642
Unrecognized actuarial gain	(4,982)	(13,227)	(19,422)
Unrecognized prior service cost	198	210	439
Unrecognized net transition asset	—	(329)	(660)

Total amount recognized and accrued benefit liability	$(3,974)	$(5,025)	$(6,001)

Assumptions as of period end
Discount rate	7.25-8.00%	7.50- 8.00%	7.00- 7.50%
Expected return on plan assets	7.00-8.25%	7.00- 8.25%	7.00- 8.25%
Rate of compensation increase	4.00-5.00%	4.00- 5.00%	4.00- 5.00%
Net periodic cost
Service cost	$1,047	$944	$1,146
Interest cost	4,351	4,148	4,104
Expected return on assets	(5,478)	(5,087)	(4,510)
Prior service cost amortization	12	12	256
Actuarial gain recognized	(638)	(618)	16
Transition amount recognized	(329)	(329)	(329)

Net periodic (credit) cost	$(1,035)	$(930)	$683

Note 13 — Commitments and Contingencies:

     Commitments:

      The Company leases land, buildings, vehicles and equipment under noncancelable operating lease agreements that expire at various dates through 2011. Commitments for noncancelable operating lease payments at December 31, 2001 are as follows (in thousands):

2002	$924
2003	834
2004	298
2005	158
2006	101
Thereafter	1,234

$3,549

      Rent expense included in the consolidated statements of operations was $1.0 million, $1.3 million and $1.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

LIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has entered into a commitment for future capital purchases of $3.0 million payable in 2002 related to the conversion from analog to digital television.

      The Company has also entered into commitments for future syndicated news, entertainment, and sports programming. Future payments associated with these commitments at December 31, 2001 are as follows (in thousands):

		Future
	Recorded	contracts

2002	$13,265	$4,605
2003	3,596	6,080
2004	1,849	5,660
2005	78	4,315
2006	—	2,123

	$18,788	$22,783

     Contingencies:

      Changes in FCC Ownership Rules. Effective November, 2000, and as modified in January, 2001, the FCC has significantly revised certain of its broadcast ownership regulations. Among the FCC actions were:

1.	relaxing the “duopoly” rule to permit substantially more frequent waivers of the rule and permitting ownership of two television stations in a local market under certain circumstances;

2.	determining that television LMAs were equivalent to ownership for purposes of the local ownership rules and thus permissible only where ownership was permissible;

3.	grandfathering television LMAs entered into prior to November 5, 1996, until at least after the conclusion of a rulemaking, to be initiated no sooner than 2004, and examining whether it would be in the public interest to permit such combinations to continue;

4.	permitting the free transferability of grandfathered LMAs during the grandfather period but limiting the transferability of television duopolies where one entity owns both stations; and

5.	modifying the FCC’s radio-television cross-ownership rules to permit the possession of “attributable” ownership interests in a maximum of two television stations and six radio stations in larger markets and two television and four radio stations in smaller markets.

      Under the new rules, the Company has exercised its option to purchase three of its LMA stations (in Grand Rapids, Norfolk, New Haven) and expects to close on these transactions in the first quarter of 2002. The Company believes that the fourth LMA (in Austin) will either be eligible for conversion to ownership or alternative management without a material financial impact.

      GECC Note. GECC provided debt financing in connection with the formation of the joint venture with NBC in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum. The Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, but is recourse to the joint venture, the Company’s equity interests therein and to our parent, pursuant to a guarantee (the “Guarantor”). If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture, GECC could require the Guarantor to pay the

LIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:

•	GECC could force the Guarantor to sell the stock of Holdings held by the Guarantor to satisfy outstanding amounts under the GECC note;

•	if more than 50% of the ownership of Holdings had to be sold to satisfy the GECC Note, it could cause an acceleration of the Company’s senior credit facilities, senior notes, senior subordinated notes and senior discount notes; and

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, the Company may incur a substantial tax liability.

      The joint venture is approximately 80% owned by NBC, and NBC controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC’s control.

      Litigation. The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company’s management, none of such litigation as of December 31, 2001 is likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 14 — Local Marketing Agreements:

      The Company has entered into an option and put agreements that would enable or require the Company to purchase the LMA stations for a fixed amount under certain conditions. Given the changes in FCC ownership rules, the Company, at the option of the parties involved in the LMA contract, could be required to purchase the LMA station. The potential commitment for fulfilling the put options was approximately $9.0 million, subject to adjustments for monthly rental payments and outstanding loans, at December 31, 2001. In connection with its LMAs for WCTX-TV and KNVA-TV, the Company is committed to pay minimum future periodic fees of $706,667 at December 31, 2001.

Note 15 — Unaudited Quarterly Data:

	Quarter Ended

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

	(in thousands)
Net revenues	$58,028	$73,046	$63,534	$76,430
Operating income (loss)	(1,378)	11,268	2,773	16,164
Net loss	(21,775)	(11,999)	(19,528)	(8,419)

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000

Net revenues	$59,274	$77,798	$72,094	$86,540
Operating income	4,291	17,724	11,204	25,383
Net income (loss)	(22,566)	(6,606)	(7,331)	2,309

LIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 — Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Cash paid for interest	$50,348	$63,082	$43,732
Cash paid for income taxes	$1,048	$1,011	$599
Noncash investing activities:
Value of preferred units received on disposal of KXTX			$47,000
Cash investing activities:
On June 30, 1999, the Company acquired WOOD-TV and its LMA WOTV-TV for approximately $142.2 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets			$158,146
Cash paid			(142,385)

Liabilities assumed			$15,761

On October 19, 1999, the Company acquired Pegasus Broadcasting of San Juan, LLC for approximately $71.8 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets			$89,575
Cash paid			(71,800)

Liabilities assumed			$17,775

On April 1, 2000, the Company exchanged two-thirds of WAND-TV for WLFI-TV, Inc. valued at approximately $23.7 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets		$23,820
2/3 of WAND-TV		(23,745)

Liabilities assumed		$75

On November 10, 2000, the Company acquired WWLP-TV for approximately $128.0 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets		$128,635
Cash paid		(128,000)

Liabilities assumed		$635

On June 5, 2001, the Company acquired WNAC-TV for approximately $2.5 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets	$2,500
Note issued	(2,500)

Liabilities assumed	$—

LIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
On July 25, 2001, the Company acquired WNLO-TV for approximately $26.0 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets	$26,044
Cash paid	(26,044)

Liabilities assumed	$—

On August 2, 2001, the Company acquired the common stock of S&E Network, Inc. for approximately $11.7 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets	$11,736
Cash paid	(11,699)

Liabilities assumed	$37

Note 17 — Valuation and Qualifying Accounts:

	Balance at
	Beginning of	Charged to		Balance at
	Period	Operations	Deductions	End of Period

	(in thousands)
Year ended December 31, 2001
Allowance for doubtful accounts	$1,679	$1,069	$946	$1,802
Year ended December 31, 2000
Allowance for doubtful accounts	$1,918	$532	$771	$1,679
Year ended December 31, 1999
Allowance for doubtful accounts	$1,880	$493	$455	$1,918

Note 18 — Subsequent Events:

      Sunrise Management Agreement. On January 7, 2002, the Company entered into a management services agreement with STC Broadcasting, Inc. (“Sunrise”) under which the Company will assume the management of certain of Sunrise’s television stations. Sunrise is an entity in which Hicks Muse has a substantial economic interest.

      Once certain regulatory approvals are received, it is anticipated that Gary R. Chapman, the Company’s Chairman, President and CEO, will be appointed to the same position at Sunrise and the other Company executives will be appointed to serve as Sunrise officers. Mr. Chapman and the other Company executives will continue to serve in their present capacities at the Company.

      Acquisition of WOTV-TV and WVBT-TV FCC Licenses. On January 29, 2002, the Company acquired the FCC License of WOTV-TV for $2.8 million. The Company has operated WOTV-TV under a LMA since October 30, 1991. The Company intends account for the acquisition of the FCC License under the purchase method of accounting.

      On January 31, 2002, the Company acquired the FCC License of WVBT-TV for $1.5 million. The Company has operated WVBT-TV under a LMA since June 14, 1994. The Company intends to account for the acquisition of the FCC License under the purchase method of accounting.

LIN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sale of WNAC-TV. On January 25, 2002, the Company entered into an agreement to sell its interest in WNAC-TV to Super Towers, Inc. in return for a $2.5 million promissory note. Super Towers, Inc. is owned by the brother-in-law of one of the Company’s Vice Presidents.

      Merger Agreement with Sunrise Television Corp. On February 19, 2002, the company’s parent, LIN TV Corp., agreed to acquire Sunrise Television Corp. (“Sunrise”) subject to FCC approval. LIN TV Corp. expects to close on the acquisition of Sunrise Television Corp. in the second quarter of 2002. In connection with the acquisition of Sunrise, LIN TV Corp. will issue common stock, options and warrants with an expected value of approximately $25.1 million in exchange for Sunrise’s common stock, options and warrants. In addition, Hicks Muse will acquire from a third-party approximately $78.0 million face amount of Sunrise’s 14% redeemable preferred stock and 14% senior subordinated notes due 2007, and will then exchange these obligations for a number of shares of LIN TV Corp. class B common stock with an equivalent value. LIN TV Corp. intends to use part of the proceeds from its planned offering to repay the remaining debt of Sunrise. LIN TV Corp. intends to account for this transaction under the purchase method of accounting.

      LIN TV Corp. initial public offering. LIN TV Corp. as filed a registration statement with the SEC, which has not yet been declared effective, to offer class A common stock to the public. LIN TV Corp. expects to complete this public offering in the second quarter of 2002.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of LIN Television Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of LIN Television Corporation and its subsidiaries at December 31, 2001, and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 8, 2002

LIN TELEVISION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except number
	of shares)
ASSETS
Current assets:
Cash and cash equivalents	$17,236	$7,832
Accounts receivable, less allowance for doubtful accounts (2001 — $1,802; 2000 — $1,679)	58,256	58,826
Program rights	14,696	13,614
Other current assets	1,603	4,302

Total current assets	91,791	84,574
Property and equipment, net	163,051	164,738
Deferred financing costs	24,452	27,142
Equity investments	82,594	91,798
Investment in Southwest Sports Group, at cost plus accrued interest	56,000	53,000
Program rights	5,448	4,155
Intangible assets, net	1,592,463	1,600,882
Other assets	10,372	9,918

Total Assets	$2,026,171	$2,036,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,751	$7,226
Program obligations	13,265	13,491
Accrued income taxes	5,481	5,578
Current portion of long-term debt	—	19,572
Accrued interest expense	19,502	10,809
Accrued sales volume discount	3,820	4,728
Other accrued expenses	14,267	16,604

Total current liabilities	64,086	78,008
Long-term debt, excluding current portion	687,203	705,560
Deferred income taxes, net	522,339	536,619
LIN Holdings tax sharing obligations	8,364	8,364
Program obligations	5,523	3,984
Other liabilities	10,083	7,002

Total liabilities	1,297,598	1,339,537

Commitments and Contingencies (Notes 14 and 15)
Stockholder’s equity:
Preferred stock, $0.01 par value: no shares authorized	—	—
Common stock, $0.01 par value: 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	820,124	748,523
Accumulated deficit	(91,551)	(51,853)

Total stockholders’ equity	728,573	696,670

Total liabilities and stockholders’ equity	$2,026,171	$2,036,207

The accompanying notes are an integral part of the consolidated financial statements.

LIN TELEVISION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2001

	2001	2000	1999

	(In thousands)
Net revenues	$271,038	$295,706	$224,446
Operating costs and expenses:
Direct operating	81,373	78,693	57,292
Selling, general and administrative	64,630	64,193	49,123
Corporate	8,436	9,270	7,900
KXTX management fee	—	—	1,178
Amortization of program rights	21,847	21,214	15,029
Depreciation and amortization of intangible assets	65,925	63,734	57,934

Total operating costs and expenses	242,211	237,104	188,456

Operating income	28,827	58,602	35,990
Other (income) expense:
Interest expense	64,124	67,126	45,315
Investment income	(3,950)	(4,052)	(3,280)
Share of (income) loss in equity investments	4,121	(365)	5,488
Loss on WAND-TV exchange	—	2,720	—
Loss on disposition of KXTX-TV	—	—	2,212
Loss on derivative instruments	5,552	—	—
Loss (gain) on disposition of property and equipment, net	1,128	202	112
Other, net	(132)	(158)	(166)

Total other expense, net	70,843	65,473	49,681

Loss before provision for (benefit from) income taxes and extraordinary item	(42,016)	(6,871)	(13,691)
Provision for (benefit from) income taxes	(6,728)	10,590	5,141

Loss before extraordinary item	(35,288)	(17,461)	(18,832)
Extraordinary loss due to extinguishment of debt, net of tax benefit of $2,400	4,410	—	—

Net loss	$(39,698)	$(17,461)	$(18,832)

The accompanying notes are an integral part of the consolidated financial statements.

LIN TELEVISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

	(In thousands)
Balance at January 1, 1999	1	$—	$746,522	$(15,560)	$730,962
Net loss		—	—	(18,832)	(18,832)
Tax benefit from exercises of stock options		—	1,532	—	1,532

Balance at December 31, 1999	1	—	748,054	(34,392)	713,662
Net loss		—	—	(17,461)	(17,461)
Stock options exercises		—	130	—	130
Payments on exercises of phantom stock units		—	(133)	—	(133)
Tax benefit from exercises of stock options		—	472	—	472

Balance at December 31, 2000	1	—	748,523	(51,853)	696,670
Net loss		—	—	(39,698)	(39,698)
Payments on exercises of phantom stock units		—	(38)	—	(38)
Tax benefit from exercises of stock options		—	223	—	223
Capital Contributions from LIN Holdings		—	71,416	—	71,416

Balance at December 31, 2001	1	$—	$820,124	$(91,551)	$728,573

The accompanying notes are an integral part of the consolidated financial statements.

LIN TELEVISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Net loss	$(39,698)	$(17,461)	$(18,832)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including amortization of financing costs and note discounts)	71,688	69,569	62,072
Amortization of program rights	21,847	21,214	15,029
Interest on SSG preferred units	(3,000)	(3,000)	(3,000)
Loss on disposition of stations	—	2,720	2,212
Tax benefit from exercises of stock options	223	472	1,532
Deferred income taxes	(8,960)	5,984	(8,537)
Utilization of previously unrecognized acquired net operating losses,net	1,110	—	—
Extraordinary loss due to extinguishment of debt, net of tax benefit	4,410	—	—
Net loss (gain) on disposition of property and equipment	1,128	220	(545)
Loss on derivative instruments	5,552	—	—
Program payments	(22,386)	(22,750)	(15,293)
Share of loss (income) in joint ventures	4,121	(365)	5,488
Provision for doubtful accounts	123	239	38
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	447	(3,072)	(10,786)
Program rights, net of program obligations	(523)	239	(247)
Other assets	2,245	5,604	(15,837)
Accounts payable	488	1,798	(1,606)
Accrued income taxes	(97)	828	(2,741)
Accrued interest expense	8,693	315	(194)
KXTX management fee payable	—	—	(4,175)
Accrued sales volume discount	(908)	459	4,269
Other accrued expenses	(4,311)	(4,907)	12,870

Net cash provided by operating activities	42,192	58,106	21,717

INVESTING ACTIVITIES:
Capital expenditures	(21,503)	(29,126)	(18,191)
Proceeds from property and equipment disposals	923	—	6,560
Liquidating dividend on investment in SSDB	—	—	7,125
Other investments	—	(3,000)	—
Investment in Banks Broadcasting, Inc.	(1,500)	(11,145)	(2,229)
Capital distributions from equity investments	6,583	815	—
Payments for business combinations, net of cash acquired	(40,879)	(128,000)	(189,894)
Local marketing agreement expenditures	—	(3,625)	(640)

Net cash used in investing activities	(56,376)	(174,081)	(197,269)

FINANCING ACTIVITIES:
Net payments on exercises of phantom stock units	(38)	(133)	—
Proceeds from capital contributions on exercises of parent company options	—	130	—
Capital contribution from LIN Holdings	71,416	—	—
Proceeds from long-term debt related to acquisition of WNAC-TV	2,500	—	—
Proceeds from long-term debt related to acquisition of WWLP-TV	—	128,000	—
Proceeds from other long-term debt, net of issuance costs	193,099	19,000	153,000
Proceeds from revolver debt, net	13,000	500	18,000
Principal payments on long-term debt	(256,389)	(41,389)	(19,098)

Net cash provided by financing activities	23,588	106,108	151,902

Net increase (decrease) in cash and cash equivalents	9,404	(9,867)	(23,650)
Cash and cash equivalents at the beginning of the period	7,832	17,699	41,349

Cash and cash equivalents at the end of the period	$17,236	$7,832	$17,699

The accompanying notes are an integral part of the consolidated financial statements.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Background:

      LIN Holdings (“Holdings”), together with its subsidiaries, including LIN Television Corporation (“LIN Television”), (together, the “Company”) was formed on July 18, 1997. Holdings and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst (“Hicks Muse”).

      The Company is a television station group operator in the United States and Puerto Rico that owns fifteen television stations, nine of which are network-affiliated television stations. Additionally, the Company has local marketing agreements (“LMAs”) under which it programs four other network affiliated stations in the markets in which it operates.

      The Company owns and operates four CBS affiliates, four NBC affiliates, one ABC affiliate and six independent stations, one in New York and the others in Puerto Rico. Additionally, the Company has investments in ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America (see Note 5). The Company is also the owner and operator of 28 low-power television stations.

Note 2 — Summary of Significant Accounting Policies:

      The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below:

     Principles of Consolidation:

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. The Company conducts its business through its subsidiaries and has no operations or assets other than its investment in its subsidiaries. Accordingly, no separate or additional financial information about the subsidiaries or the Company on a stand-alone basis is provided.

     Use of Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The Company’s actual results could differ from these estimates. Estimates are used when accounting for the collectability of receivables and valuing intangible assets and net assets of businesses acquired.

     Cash and Cash Equivalents:

      Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. The Company’s excess cash is invested primarily in short-term U.S. Government securities.

     Property and Equipment:

      Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, generally 20 to 30 years for buildings and fixtures, and 3 to 15 years for broadcast and other equipment. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in the determination of net loss. Expenditures for maintenance and repairs are expensed as incurred.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Equity Investments:

      The Company’s equity investments are accounted for on the equity method, as the Company does not have a controlling interest. Accordingly, the Company’s share of the net loss or income of its equity investments is included in consolidated net loss.

     Revenue Recognition:

      Broadcast revenue is recognized during the period in which advertising is aired. Barter revenue is accounted for at the fair value of the assets or services received or the advertising time surrendered, whichever is more clearly evident. Revenue from barter agreements is recorded at the time the advertising is broadcast, and barter expense is recorded at the time the services are used. The Company recognized barter revenue in the amount of $12.2 million, $9.3 million and $12.4 million in the years ended December 31, 2001, 2000 and 1999, respectively. The Company incurred barter expense in the amount of $12.0 million, $9.0 million and $12.2 million in the years ended December 31, 2001, 2000 and 1999, respectively.

     Advertising Expense:

      The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $4.7 million, $4.9 million and $4.2 million in the years ended December 31, 2001, 2000 and 1999, respectively.

     Intangible Assets:

      Intangible assets include FCC licenses, network affiliations and goodwill, all of which are being amortized over a period of 40 years (see Recently Issued Accounting Pronouncements).

     Long Lived-Assets:

      The Company periodically evaluates the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the expected future operating cash flow derived from the asset is less than its carrying value.

      An impairment assessment of enterprise level goodwill could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, or by adverse changes to FCC ownership rules, amongst others. Goodwill is recorded at the television station level and, in the event that an impairment assessment is triggered, the need for an impairment charge would be measured by comparing the net book value of the related station to anticipated future operating cashflows from that station on an undiscounted basis.

      The future value of the Company’s FCC licenses could be significantly impaired by the loss of corresponding network affiliation agreements, or vice versa. Accordingly, such an event would trigger an assessment of the carrying value of the FCC license and network affiliation agreement recorded for each station affected by such an event (see Recently Issued Accounting Pronouncements).

     Program Rights:

      Program rights are recorded as assets when the license period begins and the programs are available for broadcasting, at the gross amount of the related obligations. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered noncurrent. The program costs are charged to operations over their

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated broadcast periods using the straight-line method. Program obligations are classified as current or noncurrent in accordance with the payment terms of the license agreement.

     Accounting for Stock-Based Compensation:

      The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the underlying common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” through disclosure only (see Note 11).

     Income Taxes:

      Deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     Concentration of Credit Risk:

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Concentration of credit risk with respect to cash and cash equivalents is limited as the Company maintains its primary banking relationships with only large nationally recognized institutions. Credit risk with respect to trade receivables is limited, as the trade receivables are primarily from advertising revenues generated from a large diversified group of local and nationally recognized advertisers. The Company does not require collateral or other security against trade receivable balances; however, it does maintain reserves for potential credit losses and such losses have been within management’s expectations for all years presented.

     Fair Value of Financial Instruments:

      Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2001 and 2000 (see Note 9 relating to debt). Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

     Reclassification:

      Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation.

     Recently Issued Accounting Pronouncements:

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires, among other things, the purchase method of accounting to be applied for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The Company does not expect the application of SFAS No. 141 to have a material impact on its financial position or results of operations.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is generally effective for the Company from January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and FCC licenses and network affiliations, and the introduction of impairment testing in its place. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Application of the non-amortization provisions of SFAS No. 142 for goodwill and FCC licenses and network affiliations is expected to result in an increase in operating income of approximately $43.6 million for the year ended December 31, 2002. At December 31, 2001, the Company had goodwill and FCC licenses and network affiliations of approximately $1,592.5 million. Pursuant to SFAS No. 142, the Company will test its goodwill and FCC licenses and network affiliations for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. In addition, the Company will continue to review the need for a valuation allowance against certain of its deferred tax assets in the absence of the reversal of taxable temporary differences associated with goodwill and FCC licenses and network affiliation amortization. The Company is currently evaluating the effect that the adoption may have on its consolidated results of operations and financial position. Certain provisions of SFAS No. 142 were applicable to business combinations that closed after June 30, 2001. As a result, the FCC licenses and network affiliations acquired in connection with the WJPX-TV, WKPV-TV, WJWN-TV and WNLO-TV purchases have not been amortized as they have an indefinite life.

      Unaudited: As a result of its ongoing assessment of goodwill and intangible asset impairment, the Company anticipates that it will record an impairment charge in the range of $75.0 million to $100.0 million in 2002.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company on January 1, 2002. The Company does not expect the application of SFAS No. 144 to have a material impact on its financial position or results of operations.

Note 3 — Business Combinations:

      WNAC-TV: On June 5, 2001, the Company acquired the broadcast license and certain related assets of WNAC-TV, the Fox affiliate serving the Providence-New Bedford market. Simultaneously with the acquisition, the Company assumed an existing LMA agreement with STC Broadcasting, Inc., an entity in which Hicks Muse has a substantial economic interest, under which STC Broadcasting, Inc. will operate WNAC-TV. As a result of this LMA, the Company does not generate revenues or incur expenses from the operation of this station but, instead receives an annual fee of $100,000 from STC Broadcasting, Inc. The total purchase price, including transactions costs, was approximately $2.5 million. The acquisition was funded with a note payable to STC Broadcasting. The Company has accounted for the business combination under the purchase method of accounting. The Company entered into an agreement to sell the broadcast license and

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain related assets of WNAC-TV to Super Tower Inc (See Note 18). The acquisition is summarized as follows (in thousands):

Assets acquired and liabilities assumed
Property and equipment	$16
FCC license and network affiliation	2,484

Total acquisition	$2,500

      WNLO-TV: On July 25, 2001, the Company acquired the broadcast license and operating assets of WNLO-TV (formerly called WNEQ-TV), an independent broadcast television station located in Buffalo, New York. The Company has been operating WNLO-TV since January 29, 2001 under a LMA. The total purchase price, including transactional costs, was approximately $26.0 million, and was funded by available cash. The Company has accounted for the business combination under the purchase method of accounting. The acquisition is summarized as follows (in thousands):

Assets acquired and liabilities assumed
Property and equipment	$644
FCC license and network affiliation	25,400

Total acquisition	$26,044

      WJPX-TV, WKPV-TV, and WJWN-TV: On August 2, 2001, the Company acquired the common stock of S&E Network, Inc., a Puerto Rican corporation that owns WJPX-TV, an independent television station in San Juan, Puerto Rico, WKPV-TV, an independent television station in Ponce, Puerto Rico and WJWN-TV, an independent television station in San Sebastian, Puerto Rico. WKPV-TV and WJWN-TV currently rebroadcast the programming carried on WJPX-TV. The total purchase price, including transactional costs, was approximately $11.7 million, and was funded by available cash. The Company has accounted for the business combination under the purchase method of accounting. The acquisition is summarized as follows (in thousands):

Assets acquired and liabilities assumed
Working capital	$(37)
Property and equipment	1,327
Deferred taxes	2,943
FCC licenses	7,466

Total acquisition	$11,699

      Unaudited Pro Forma Results of Acquisitions. The following summarizes unaudited pro forma consolidated results of operations as if the acquisitions of WLFI-TV and WWLP-TV in 2000 had taken place as of January 1, 1999, and WNAC-TV, WNLO-TV, WJPX-TV, WKPV-TV and WJWN-TV in 2001 had taken place as of January 1, 2000 (in thousands):

	2001	2000	1999

Net revenues	$272,355	$302,056	287,809
Operating income	29,076	60,809	47,495
Net loss	(39,556)	(16,302)	(22,202)

      The unaudited pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, amortization and income taxes. No effect has been given to cost reductions and operating synergies in this presentation. The pro forma results do not necessarily represent results that

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would have occurred if the acquisitions had taken place as of the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

Note 4 — Related Party Transactions:

      Monitoring and Oversight Agreement. The Company is party to an agreement with Hicks, Muse & Co. Partners, L.P. (“Hicks Muse Partners”), an affiliate of the Company’s ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable, on a prospective basis, on January 1 of each calendar year to an amount equal to 1% of the budgeted consolidated annual EBITDA of the Company for the then current fiscal year. Upon the acquisition by the Company of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of the Company. In no event shall the annual fee be less than $1.0 million. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The annual fee was $1.3 million, $1.3 million and $1.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      Financial Advisory Agreement. The Company is also party to an agreement with Hicks Muse Partners, pursuant to which Hicks Muse Partners receives a fee equal to 1.5% of the total value of certain transactions in which the Company is involved. Transactions subject to this agreement include a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction. This fee for the year ended December 31, 2001 was $539,000, relating to the acquisitions of WNLO-TV, WJPX-TV, WKPV-TV and WJWN-TV, and was included in the total cost of those acquisitions. This fee for the years ended December 31, 2000 and 1999 was $1.8 million and $3.0 million, respectively.

Note 5 — Equity Investments:

      The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures at December 31 (in thousands):

	2001	2000

NBC joint venture	$56,259	$65,886
WAND (TV) Partnership	13,458	13,784
Banks Broadcasting, Inc.	12,877	12,128

	82,594	91,798
Southwest Sports Group	56,000	53,000

	$138,594	$144,798

      NBC Joint Venture. The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received cash distributions from the joint venture of $6.6 million and $0.8 million for the years ended December 31, 2001 and 2000, respectively. The following presents the summarized financial information of the joint venture (in thousands):

	Year Ended December 31,

	2001	2000	1999

Net revenues	$146,630	$171,349	$142,578
Operating income	49,880	69,177	40,830
Net income (loss)	(14,935)	4,562	(24,144)

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2001	2000

Current assets	$1,939	$32,716
Non-current assets	248,118	241,408
Current liabilities	906	1,087
Non-current liabilities	815,500	815,500

      WAND (TV) Partnership: The Company has a 33 1/3% interest in a partnership (“WAND (TV)”) with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide certain management, engineering, and related services for a fixed fee. Included in this is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $1.2 million and $1.6 million at December 31, 2001 and 2000, respectively. The following presents the summarized financial information of the WAND (TV) Partnership from April 1, 2000 (date of inception)(in thousands):

		Period From
		Inception (April 1)
	Year Ended	to December 31,
	December 31, 2001	2000

Net revenues	$6,386	$6,363
Operating income (loss)	(747)	1,294
Net income (loss)	(711)	1,294

	December 31,

	2001	2000

Current assets	$4,141	$2,825
Non-current assets	34,104	35,143
Current liabilities	1,846	858

      Banks Broadcasting, Inc.: On August 15, 2000, the Company, 21st Century Group LLC, an entity in which Hicks Muse, the Company’s ultimate parent, has a substantial economic interest, and BancAmerica Capital Investors SBIC I, L.P. acquired non-voting Series A Convertible Preferred Stock in Banks Broadcasting, Inc. Banks Broadcasting, Inc. is a broadcast station operator that owns and operates KWCV-TV, a WB affiliate, in Wichita, Kansas and KNIN-TV, a UPN affiliate serving the Boise, Idaho area.

      The Company’s preferred stock gives it a 50% non-voting interest in Banks Broadcasting, Inc. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide certain management, engineering, and related services for a fixed fee. Included in this is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks Broadcasting, Inc. under this arrangement were approximately $900,000 and $1.2 million at December 31, 2001 and 2000, respectively.

      On March 20, 2001, the Board of Directors of Banks Broadcasting, Inc. approved a 1-for-100 reverse stock split of its common stock, par value of $0.01 per share, its Series A Non-Voting Convertible Preferred Stock, par value $0.01 per share, and the its special non-voting common stock, par value $0.01 per share.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following presents the summarized financial information of Banks Broadcasting, Inc. from August 15, 2000 (date of inception) (in thousands):

		Period From
		Inception (August 15)
	Year Ended	to December 31,
	December 31, 2001	2000

Net revenues	$4,539	$1,990
Operating income (loss)	(2,426)	(998)
Net (loss)	(1,501)	(632)

	Year Ended December 31,

	2001	2000

Current assets	$2,969	$7,708
Non-current assets	27,903	21,805
Current liabilities	2,481	2,530
Non-current liabilities	760	850
Redeemable preferred stock	298	268

      Southwest Sports Group Holdings LLC. The Company owns 500,000 units of Southwest Sports Group Holdings LLC (“SSG”) Series A Preferred Units, par value of $100 per unit. Affiliates of Hicks Muse have a substantial economic interest in SSG. The Series A Preferred Units are entitled to receive non-liquidating distributions prior to any junior ranked units of SSG in an amount equal to $100 per Series A Preferred Unit, minus the amount of previously made distributions, plus an amount of cumulative interest thereon at a rate of 6% per annum. The Company carries its investment in the Series A Preferred Units at cost and has recorded $9.0 million of interest on the Series A Preferred Units through December 31, 2001. As of December 31, 2001, no distributions have been made with respect to the Series A Preferred Units.

      SSG has the option at any time to redeem in whole or in part the outstanding Series A Preferred Units for an amount equal to par plus accumulated interest at the rate of 6% from January 1, 1999 to the redemption date. The Company has the right to convert its Series A Preferred Units into Class A Units at the earlier of (a) the date of consummation of an underwritten initial public offering of the Class A Units, (b) a change of control, or (c) June 2, 2002.

Note 6 — Property and Equipment:

      Property and equipment consisted of the following at December 31 (in thousands):

	2001	2000

Land and land improvements	$11,090	$10,971
Buildings and fixtures	68,110	66,666
Broadcasting equipment and other	154,213	135,930

	233,413	213,567
Less accumulated depreciation	(70,362)	(48,829)

	$163,051	$164,738

      The Company recorded depreciation expense in the amount of $22.8 million, $21.3 million and $19.2 million in the years ended December 31, 2001, 2000 and 1999, respectively.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Intangible Assets:

      Intangible assets consisted of the following at December 31 (in thousands):

	2001	2000

FCC licenses and network affiliations	$1,091,503	$1,055,653
Goodwill	651,398	652,508
LMA purchase options	1,125	1,125

	1,744,026	1,709,286
Less accumulated amortization	(151,563)	(108,404)

	$1,592,463	$1,600,882

Note 8 — Derivative Instruments:

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met. The Company uses derivative instruments to manage exposure to interest rate risks. The Company’s objective for holding derivatives is to minimize its interest rate risk.

      The Company uses interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS 133, in the notional amount of $430.0 million at December 31, 2001 to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facility and fixed rate senior notes. The aggregate fair value of the arrangements at December 31, 2001 was a liability of $5.6 million. Other (income) expense for the year ended December 31, 2001 includes $5.6 million from the marking-to-market of these derivative instruments.

Note 9 — Long-term Debt:

      Long-term debt consisted of the following at December 31 (in thousands):

	2001	2000

Senior Credit Facilities	$182,300	$425,690
$300,000, 8 3/8% Senior Subordinated Notes due 2008 (net of discount of $432 at December 31, 2001)	299,568	299,442
$210,000, 8% Senior Notes due 2008 (net of discount of $7,165 at December 31, 2001)	202,835	—
$2,500, 7% STC Broadcasting Note due 2006	2,500	—

Total debt	687,203	725,132
Less current portion	—	(19,572)

Total long-term debt	$687,203	$705,560

Senior Credit Facilities:

      The Senior Credit Facilities include a revolving line of credit for $160.0 million, a Tranche B Term Loan for $87.0 million and Incremental Term Loans for $85.3 million. Of the $160.0 million available under the revolving line of credit, $100.0 million is restricted for the mandatory principal redemption payment on the Senior Discount Notes. As of December 31, 2001, the Company had $10.0 million outstanding under the

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revolving line of credit. The revolving line of credit is available until maturity on March 31, 2005. As of December 31, 2001, the Company had $87.0 million outstanding under the Tranche B Term Loan. The repayment of the Tranche B Term Loan begins March 31, 2005 until final maturity on March 31, 2007. As of December 31, 2001, the Company had $85.3 million outstanding under the Incremental Term Loans. The Incremental Term Loans become due September 30, 2007.

      Borrowings under the Senior Credit Facilities bear interest at a rate based, at the option of the Company, on an adjusted LIBOR rate (“Adjusted LIBOR”), or the highest of the JPMorgan Chase Bank’s prime rates, certificate of deposits rate plus 1.00%, or the Federal Funds effective rate plus  1/2 of 1.00% plus an incremental rate based on the Company’s financial performance. As of December 31, 2001, the interest rates ranged from 4.69% to 5.44%, based on the Adjusted LIBOR. As of December 31, 2000, the interest rates ranged from 8.00% to 9.04%, based on the Adjusted LIBOR. The Company is required to pay quarterly commitment fees ranging from 0.25% to 0.50%, based upon the Company’s leverage ratio for that particular quarter, on the unused portion of the Senior Credit Facilities, in addition to annual agency and other administration fees.

      The obligations of Holdings under the Senior Credit Facilities are unconditionally and irrevocably guaranteed, jointly and severally, by each existing and subsequently acquired or organized subsidiary of Holdings. In addition, substantially all of the assets of Holdings and its subsidiaries are pledged as collateral against the performance of these obligations. The Senior Credit Facilities are subject to compliance with certain financial covenants, such as consolidated leverage and interest coverage, and other conditions set forth in the Credit Agreement.

Senior Subordinated Notes:

      On March 3, 1998, LIN Television issued $300 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2008 in a private placement for net proceeds of $290.3 million. Such Senior Subordinated Notes were subsequently registered with the SEC pursuant to a Registration Statement filed on August 12, 1998. The Senior Subordinated Notes are unsecured obligations of LIN Television without collateral rights, subordinated in right of payment to all existing and any future senior indebtedness of LIN Television. The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several basis, by all wholly owned subsidiaries of LIN Television. Interest on the Senior Subordinated Notes accrues at a rate of 8 3/8% per annum and is payable in cash, semi-annually in arrears, commencing on September 1, 1998. LIN Television is subject to compliance with certain financial covenants, such as consolidated leverage and interest coverage, and other conditions set forth in the credit agreement. The Senior Subordinated Notes are subject to early redemption provisions in the event of a change of control.

Senior Notes:

      On June 14, 2001, LIN Television issued $210 million aggregate principal amount at maturity of 8% Senior Notes due 2008 in a private placement. The Senior Notes were issued at a discount to yield 8 3/4% and generated net proceeds of $202.2 million. The Senior Notes are unsecured senior obligations of LIN Television without collateral rights, subordinated in right of payment to all existing and any future senior indebtedness of LIN Television and are not guaranteed. Financing costs of $4.5 million were incurred in connection with the issuance and are being amortized over the term of the debt. Cash interest on the Senior Notes accrues at a rate of 8% per annum and will be payable semi-annually in arrears commencing on January 15, 2002. LIN Television is subject to compliance with certain financial covenants, such as consolidated leverage and interest coverage, and other conditions set forth in the credit agreement. The Senior Notes are subject to early redemption provisions in the event of a change of control.

      A portion of the proceeds from the Senior Notes issued in June 2001, less certain transactional costs, was used to repay $233.2 million of the Company’s existing Senior Credit Facilities. The Company incurred an

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extraordinary charge of $4.4 million, net of a tax benefit of $2.4 million, related to the write-off of unamortized deferred financing costs attributable to the early settlement of this debt.

      Simultaneously with the consummation of the offering of the new Senior Notes, the Company obtained certain amendments to its existing Senior Credit Facilities which:

i. provided for the adjustment of certain financial covenants and ratio tests; and

ii. increased certain fees and interest rate spreads.

      As a result of the repayment of the term loans under the Senior Credit Facilities, there is expected to be no required principal payments until December 2005.

      The following are the adjustments made to the financial covenant and ratio tests under the Senior Credit Facilities:

	1Q01	2Q01	3Q01	4Q01	1Q02	2Q02	3Q02	4Q02

Maximum Leverage Ratio:
Amended	7.40x	7.40x	7.40x	7.40x	7.40x	7.40x	7.40x	7.40x
Prior	6.75x	6.75x	6.75x	6.75x	6.75x	6.75x	6.40x	6.40x
Minimum Interest Coverage Ratio:
Amended	1.50x	1.50x	1.50x	1.50x	1.50x	1.50x	1.50x	1.50x
Prior	1.70x	1.70x	1.70x	1.70x	1.75x	1.75x	1.85x	1.85x

      Future payments in connection with the Senior Credit Facilities, Senior Subordinated Notes, Senior Discount Notes and Senior Notes at December 31, 2001 are as follows:

2002	$—
2003
2004	—
2005	12,994
2006	67,799
Thereafter	606,410

$687,203

      On October 26, 2001, the Company filed an effective exchange offer to allow holders of the Senior Notes issued in June 2001 to exchange their notes for registered notes with essentially identical terms.

      The fair values of the Company’s long-term debt are estimated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amounts and fair values of long-term debt were as follows at December 31 (in thousands):

	2001	2000

Carrying amount	$687,203	$705,560
Fair value	684,000	700,190

Note 10 — Capital Contribution:

      On June 14, 2001, and in connection with the issuance of the Senior Discount Notes, LIN Holdings transferred $71.4 million to LIN Television in the form of a capital contribution.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Stockholders’ Equity:

      Stock Option Plan. Pursuant to the Ranger Equity Holdings Corporation (recently renamed LIN TV Corp.) 1998 Option Plan (the “1998 Option Plan”) nonqualified options in the LIN TV Corp. common stock have been granted to certain directors, officers and key employees of the Company.

      Options granted under the 1998 Option Plan have exercise prices equal to or more than the fair market value of the underlying common stock at the date of grant. The Board of Directors, in assessing the fair market value of common stock, considered factors relevant at the time, including recent third-party transactions, composition of the management team, recent hiring results, financial condition and operating results and the lack of a public market for the Company’s common stock.

      Options granted under the 1998 Option Plan generally have straight-line vesting terms over four or five years and expire ten years from the date of grant. At December 31, 2001, there were 1,492,000 shares available for future grant under the 1998 Option Plan.

      Pro Forma information regarding net loss as required by SFAS No. 123, “Accounting for Stock-Based Compensation” has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001, 2000 and 1999: a risk free interest rate of 4.95%, 5.92% and 5.96%, respectively, and a weighted-average expected life of the options of seven years. No expected dividend yield was included in the option-pricing model. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock option grants, net loss would have been changed to the pro forma amounts indicated below (in thousands):

	Year ended December 31,

	2001	2000	1999

Pro forma net loss	$(42,355)	$(19,925)	$(21,031)

      The following table provides additional information regarding the 1998 Option Plan (shares in thousands):

1998 Option Plan

	Year ended December 31,

	1999		2000		2001

		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	32,860	$0.84	34,903	$0.85	38,545	$0.89
Granted	3,956	0.97	5,430	1.20	1,252	1.21
Exercised	—		(130)	.93	—
Forfeited	(1,913)	0.84	(1,658)	1.01	(1,640)	0.99

Outstanding at end of period	34,903	0.85	38,545	0.89	38,157	0.90

Options exercisable at period-end	11,032		16,985		23,223

Weighted-average fair value of options granted during the period	$0.33		$0.40		$0.35

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about the 1998 Option Plan at December 31, 2001 (shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted-Average
	Number	Remaining	Weighted-Average	Number	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.50 to $0.99	11,199	6.2 years	0.55	9,576	0.55
$1.00 to $1.25	26,958	7.2 years	1.10	13,647	1.02

      Phantom Stock Unit Plan. Pursuant to the Ranger Equity Holdings 1998 Phantom Stock Plan (“Phantom Stock Units Plan”), and as partial consideration for the acquisition of LIN Television by the Company in 1998, phantom units exercisable into shares of the LIN TV Corp. common stock and with a $0 exercise price were issued to officers and key employees. As a non-compensatory element of the total purchase price of LIN Television, the phantom units are not subject to variable accounting and any cash paid on exercise of the phantom units is accounted for as a reduction to Additional Paid-in Capital.

      The phantom units expire ten years from the date of issuance, are non-forfeitable, and are exercisable at a date selected by the holder within the ten year term.

Phantom Stock Units Plan

	Year ended December 31,

	1999	2000	2001
	Shares	Shares	Shares

Outstanding at beginning of period	14,454	14,454	14,321
Exercised	—	(133)	(38)

Outstanding at end of period	14,454	14,321	14,283

Note 12 — Income Taxes:

      The Company files a consolidated federal income tax return. Provision for (benefit from) income taxes included in the accompanying consolidated statements of operations consisted of the following (in thousands):

	Year Ended December 31,

	2001	2000	1999

Current:
Federal	$—	$2,821	$3,389
State	859	1,102	340
Foreign	110	315	53

	969	4,238	3,782

Deferred:
Federal	(9,300)	3,277	734
State	(128)	(133)	(825)
Foreign	1,731	3,208	1,450

	(7,697)	6,352	1,359

	$(6,728)	$10,590	$5,141

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,

	2001	2000	1999

United States of America	$(47,650)	$(15,097)	$(17,410)
Foreign	5,634	8,226	3,719

Loss before income taxes	$(42,016)	$(6,871)	$(13,691)

      The following table reconciles the amount that would be benefited by applying the 35% federal statutory rate to loss before income taxes to the actual provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,

	2001	2000	1999

Benefit assuming federal statutory rate	$(14,706)	$(2,405)	$(4,793)
State taxes, net of federal tax benefit	430	630	(315)
Amortization	6,452	9,948	9,379
Foreign taxes, net of federal tax benefit	964	2,290	996
Other	132	127	(126)

	$(6,728)	$10,590	$5,141

      The components of the net deferred tax liability are as follows at December 31 (in thousands):

	December 31,

	2001	2000

Deferred tax liabilities:
Intangible assets	$504,871	$506,071
Property and equipment	20,478	22,642
Investments	13,308	12,258

	538,657	540,971

Deferred tax assets:
Net operating loss carryforwards	(12,664)	(5,576)
Valuation allowance	3,868	5,576
Other	(7,522)	(4,352)

	(16,318)	(4,352)

Net deferred tax liabilities	$522,339	$536,619

      The valuation allowance relates to certain acquired net operating loss carryovers in Puerto Rico. At December 31, 1999, the Company had determined that it was more likely than not that these deferred tax assets would not be realized. During the year ended December 31, 2001, the Company reduced the valuation allowance by approximately $1.7 million to reflect the usage of a portion of these losses. The Company, under the applicable accounting standards, has concluded that it is more likely than not that the remaining losses will not be realized and, therefore, has retained a valuation allowance of $3.9 million as of December 31, 2001. All reductions to the valuation allowance are recorded as a decrease to acquisition related intangible assets, rather than a tax provision benefit, as the net operating loss carryovers were fully reserved at the time of the related business combination. The Company reevaluates positive and negative evidence relating to the need for a valuation allowance periodically.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2001, the Company had a federal net operating loss carryforward of approximately $15.5 million that begins to expire in 2019. The Company also has net operating loss carryforwards in Puerto Rico in separate legal entities of $9.9 million and $8.6 million, which expire between 2002 through 2005 and 2002 through 2007, respectively. Under the provisions of the Internal Revenue Coda, future substantial changes in the Company’s ownership could limit the amount of net operating loss carryforwards which could be used annually to offset future taxable income and income tax liability.

Note 13 — Retirement Plans:

      401(k) Plan. The Company provides a defined contribution plan (“401(k) Plan”) to substantially all employees. The Company makes contributions to employee groups that are not covered by another retirement plan sponsored by the Company. Contributions made by the Company vest based on the employee’s years of service. Vesting begins after six months of service in 20% annual increments until the employee is 100% vested after five years. The Company matches 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. The Company contributed $1.2 million, $1.1 million and $891,000 to the 401(k) Plan in the years ended December 31, 2001, 2000 and 1999, respectively.

      Retirement Plans. The Company has a number of noncontributory defined benefit retirement plans covering certain of its employees in the United States and Puerto Rico. Contributions are based on periodic actuarial valuations and are charged to operations on a systematic basis over the expected average remaining service lives of current employees. The net pension expense is assessed in accordance with the advice of professionally qualified actuaries. The benefits under the defined benefit plans are based on years of service and compensation.

      The benefit obligation, accumulated benefit obligation, and fair value of plan assets for retirement plans with accumulated benefit obligations in excess of plan assets, were $2.8 million, $1.7 million and $0 at December 31, 2001; $2.5 million, $1.5 million and $0 at December 31, 2000 and $2.2 million, $1.3 million and $0 at December 31, 1999, respectively.

      The components of the net pension expense included in the financial statements and information with respect to the change in benefit obligation, change in plan assets, the funded status of the retirement plans and underlying assumptions are as follows:

Retirement Plans

	Year Ended December 31,

	2001	2000	1999

	(Amounts in thousands, except percentages)
Change in benefit obligation
Benefit obligation, beginning of period	$58,553	$55,637	$62,448
Service cost	1,047	944	1,146
Interest cost	4,351	4,148	4,104
Plan amendments	—	(216)	—
Actuarial loss (gain)	3,141	(16)	(10,563)
Benefits paid	(2,338)	(1,944)	(1,498)

Benefit obligation, end of period	$64,754	$58,553	$55,637

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2001	2000	1999

	(Amounts in thousands, except percentages)
Change in plan assets
Fair value of plan assets, beginning of period	$66,824	$69,279	$63,965
Actual return on plan assets	1,028	(511)	6,812
Benefits paid	(2,338)	(1,944)	(1,498)

Fair value of plan assets, end of period	$65,514	$66,824	$69,279

Funded status of the plan	$810	$8,321	$13,642
Unrecognized actuarial gain	(4,982)	(13,227)	(19,422)
Unrecognized prior service cost	198	210	439
Unrecognized net transition asset		(329)	(660)

Total amount recognized and accrued benefit liability	$(3,974)	$(5,025)	$(6,001)

Assumptions as of period end
Discount rate	7.25 – 8.00%	7.50 – 8.00%	7.00 – 7.50%
Expected return on plan assets	7.00 – 8.25%	7.00 – 8.25%	7.00 – 8.25%
Rate of compensation increase	4.00 – 5.00%	4.00 – 5.00%	4.00 – 5.00%
Net periodic cost
Service cost	$1,047	$944	$1,146
Interest cost	4,351	4,148	4,104
Expected return on assets	(5,478)	(5,087)	(4,510)
Prior service cost amortization	12	12	256
Actuarial gain recognized	(638)	(618)	16
Transition amount recognized	(329)	(329)	(329)

Net periodic (credit) cost	$(1,035)	$(930)	$683

Note 14 — Commitments and Contingencies:

     Commitments:

      The Company leases land, buildings, vehicles and equipment under noncancelable operating lease agreements that expire at various dates through 2011. Commitments for noncancelable operating lease payments at December 31, 2001 are as follows (in thousands):

2002	$924
2003	834
2004	298
2005	158
2006	101
Thereafter	1,234

$3,549

      Rent expense included in the consolidated statements of operations was $1.0 million, $1.3 million and $1.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has entered into a commitment for future capital purchases of $3.0 million payable in 2002 related to the conversion from analog to digital television.

      The Company has also entered into commitments for future syndicated news, entertainment, and sports programming. Future payments associated with these commitments at December 31, 2001 are as follows (in thousands):

	Recorded	Future contracts

2002	$13,265	$4,605
2003	3,596	6,080
2004	1,849	5,660
2005	78	4,315
2006	—	2,123

	$18,788	$22,783

     Contingencies:

      Changes in FCC Ownership Rules. Effective November, 2000, and as modified in January, 2001, the FCC has significantly revised certain of its broadcast ownership regulations. Among the FCC actions were:

1.	relaxing the “duopoly” rule to permit substantially more frequent waivers of the rule and permitting ownership of two television stations in a local market under certain circumstances;

2.	determining that television LMAs were equivalent to ownership for purposes of the local ownership rules and thus permissible only where ownership was permissible;

3.	grandfathering television LMAs entered into prior to November 5, 1996, until at least after the conclusion of a rulemaking, to be initiated no sooner than 2004, and examining whether it would be in the public interest to permit such combinations to continue;

4.	permitting the free transferability of grandfathered LMAs during the grandfather period but limiting the transferability of television duopolies where one entity owns both stations; and

5.	modifying the FCC’s radio-television cross-ownership rules to permit the possession of “attributable” ownership interests in a maximum of two television stations and six radio stations in larger markets and two television and four radio stations in smaller markets.

      Under the new rules, the Company has exercised its option to purchase three of its LMA stations (in Grand Rapids, Norfolk, New Haven) and expects to close on these transactions in the first quarter of 2002. The Company believes that the fourth LMA (in Austin) will either be eligible for conversion to ownership or alternative management without a material financial impact.

      GECC Note. GECC provided debt financing in connection with the formation of the joint venture with NBC in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum. The Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, but is recourse to the joint venture, the Company’s equity interests therein and to our parent, pursuant to a guarantee (the “Guarantor”). If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture, GECC could require the Guarantor to pay the

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:

•	GECC could force the Guarantor to sell the stock of Holdings held by the Guarantor to satisfy outstanding amounts under the GECC note;

•	if more than 50% of the ownership of Holdings had to be sold to satisfy the GECC Note, it could cause an acceleration of the Company’s senior credit facilities, senior notes, senior subordinated notes and senior discount notes; and

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, the Company may incur a substantial tax liability.

      The joint venture is approximately 80% owned by NBC, and NBC controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC’s control.

      Litigation. The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company’s management, none of such litigation as of December 31, 2001 is likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 15 — Local Marketing Agreements:

      The Company has entered into an option and put agreements that would enable or require the Company to purchase the LMA stations for a fixed amount under certain conditions. Given the changes in FCC ownership rules, the Company, at the option of the parties involved in the LMA contract, could be required to purchase the LMA station. The potential commitment for fulfilling the put options was approximately $9.0 million, subject to adjustments for monthly rental payments and outstanding loans, at December 31, 2001. In connection with its LMAs for WCTX-TV and KNVA-TV, the Company is committed to pay minimum future periodic fees of $706,667 at December 31, 2001.

Note 16 — Unaudited Quarterly Data (in thousands):

	Quarter Ended

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

Net revenues	$58,028	$73,046	$63,534	$76,430
Operating income (loss)	(1,378)	11,268	2,773	16,164
Net loss	(21,411)	(4,438)	(12,456)	(1,393)

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000

Net revenues	$59,274	$77,798	$72,094	$86,540
Operating income	4,291	17,724	11,204	25,383
Net income (loss)	(1,089)	(3,170)	(49,559)	36,357

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 — Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,

	2001	2000	1999

Cash paid for interest	$50,348	$63,082	$43,732
Cash paid for income taxes	$1,048	$1,011	$599
Noncash investing activities:
Value of preferred units received on disposal of KXTX			$47,000
Cash investing activities:
On June 30, 1999, the Company acquired WOOD-TV and its LMA WOTV-TV for approximately $142.2 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets			$158,146
Cash paid			(142,385)

Liabilities assumed			$15,761

On October 19, 1999, the Company acquired Pegasus Broadcasting of San Juan, LLC for approximately $71.8 million In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets			$89,575
Cash paid			(71,800)

Liabilities assumed			$17,775

On April 1, 2000, the Company exchanged two-thirds of WAND-TV for WLFI-TV, Inc. valued at approximately $23.7 million In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets		$23,820
2/3 of WAND-TV		(23,745)

Liabilities assumed		$75

On November 10, 2000, the Company acquired WWLP-TV for approximately $128.0 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets		$128,635
Cash paid		(128,000)

Liabilities assumed		$635

On June 5, 2001, the Company acquired WNAC-TV for approximately $2.5 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets	$2,500
Note issued	(2,500)

Liabilities assumed	$—

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2001	2000	1999

On July 25, 2001, the Company acquired WNLO-TV for approximately $26.0 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets	$26,044
Cash paid	(26,044)

Liabilities assumed	$—

On August 2, 2001, the Company acquired the common stock of S&E Network, Inc. for approximately $11.7 million In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired and intangible assets	$11,736
Cash paid	(11,699)

Liabilities assumed	$37

Note 18 — Valuation and Qualifying Accounts:

	Balance at
	Beginning of	Charged to		Balance at
	Period	Operations	Deductions	End of Period

	(In Thousands)
Year ended December 31, 2001
Allowance for doubtful accounts	$1,679	$1,069	$946	$1,802
Year ended December 31, 2000
Allowance for doubtful accounts	$1,918	$532	$771	$1,679
Year ended December 31, 1999
Allowance for doubtful accounts	$1,880	$493	$455	$1,918

Note 19 — Subsequent Events:

      Sunrise Management Agreement. On January 7, 2002, the Company entered into a management services agreement with STC Broadcasting, Inc. (“Sunrise”) under which the Company will assume the management of certain of Sunrise’s television stations. Sunrise is an entity in which Hicks Muse has a substantial economic interest.

      Once certain regulatory approvals are received, it is anticipated that Gary R. Chapman, the Company’s Chairman, President and CEO, will be appointed to the same position at Sunrise and the other Company executives will be appointed to serve as Sunrise officers. Mr. Chapman and the other Company executives will continue to serve in their present capacities at the Company.

      Acquisition of WOTV-TV and WVBT-TV FCC Licenses. On January 29, 2002, the Company acquired the FCC License of WOTV-TV for $2.8 million. The Company has operated WOTV-TV under a LMA since October 30, 1991. The Company intends account for the acquisition of the FCC License under the purchase method of accounting.

      On January 31, 2002, the Company acquired the FCC License of WVBT-TV for $1.5 million. The Company has operated WVBT-TV under a LMA since June 14, 1994. The Company intends to account for the acquisition of the FCC License under the purchase method of accounting.

LIN TELEVISION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sale of WNAC-TV. On January 25, 2002, the Company entered into an agreement to sell its interest in WNAC-TV to Super Towers, Inc. in return for a $2.5 million promissory note. Super Towers, Inc. is owned by the brother-in-law of one of the Company’s Vice Presidents.

      Merger Agreement with Sunrise Television Corp. On February 19, 2002, the Company’s parent, LIN TV Corp., agreed to acquire Sunrise Television Corp. (“Sunrise”) subject to FCC approval. LIN TV Corp. expects to close on the acquisition of Sunrise Television Corp. in the second quarter of 2002. In connection with the acquisition of Sunrise, LIN TV Corp. will issue common stock, options and warrants with an expected value of approximately $25.1 million in exchange for Sunrise’s common stock, options and warrants. In addition, Hicks Muse will acquire from a third-party approximately $78.0 million face amount of Sunrise’s 14% redeemable preferred stock and 14% senior subordinated notes due 2007, and will then exchange these obligations for a number of shares of LIN TV Corp. class B common stock with an equivalent value. LIN TV Corp. intends to use part of the proceeds from its planned offering to repay the remaining debt of Sunrise. LIN TV Corp. intends to account for this transaction under the purchase method of accounting.

      LIN TV Corp. initial public offering. LIN TV Corp. has filed a registration statement with the SEC, which has not yet been declared effective, to offer class A common stock to the public. LIN TV Corp. expects to complete this public offering in the second quarter of 2002.

Schedule I — Condensed Financial Information of the Registrant

LIN HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	December 31,

	2001	2000

	(In Thousands)
ASSETS
Deferred financing costs	$10,115	$9,156
Other non-current assets	34,986	23,489
Investment in wholly owned subsidiaries	728,573	696,670

Total assets	$773,674	$729,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$369,020	$263,125

Total liabilities	369,020	263,125

Stockholders’ equity:
Additional paid-in capital	561,854	561,669
Accumulated deficit	(157,200)	(95,479)

Total stockholder’s equity	404,654	466,190

Total liabilities and stockholders’ equity	$773,674	$729,315

Schedule I — Condensed Financial Information of the Registrant

LIN HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(In Thousands)
Other expense:
Interest expense	$33,522	$25,742	$23,374
Share of loss in wholly owned subsidiaries	39,698	17,461	18,832

Total other expense	73,220	43,203	42,206

Loss before benefit from income taxes	(73,220)	(43,203)	(42,206)
Benefit from income taxes	(11,499)	(9,009)	(8,180)

Net loss	$(61,721)	$(34,194)	$(34,026)

Schedule I — Condensed Financial Information of the Registrant

LIN HOLDINGS CORP.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

	(In Thousands)
Balance at January 1, 1999	1	$—	$559,668	$(27,259)	$532,409
Net loss	—	—	—	(34,026)	(34,026)
Tax benefit from exercises of stock options	—	—	1,532	—	1,532

Balance at December 31, 1999	1	—	561,200	(61,285)	499,915
Net loss	—	—	—	(34,194)	(34,194)
Stock options exercised	—	—	130	—	130
Payments on exercises of phantom stock units	—	—	(133)	—	(133)
Tax benefit from exercises of stock options	—	—	472	—	472

Balance at December 31, 2000	1	—	561,669	(95,479)	466,190
Net loss	—	—	—	(61,721)	(61,721)
Payments on exercises of phantom stock units	—	—	(38)	—	(38)
Tax benefit from exercises of stock options	—	—	223	—	223

Balance at December 31, 2001	1	$—	$561,854	$(157,200)	$404,654

Schedule I — Condensed Financial Information of the Registrant

LIN HOLDINGS CORP.

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In Thousands)
Operating activities:
Net loss	$(61,721)	$(34,194)	$(34,026)
Share of loss in wholly owned subsidiaries	39,698	17,461	18,832
Amortization of financing costs and notes discount	38,125	25,742	23,374
Deferred taxes	(11,497)	(9,009)	(8,180)

Net cash provided in operating activities	4,605	—	—

Investing activities:
Investment in LIN Television Corporation	(71,416)	—	—

Net cash used in investing activities	(71,416)	—	—

Financing activities:
Proceeds from long-term debt, net of issuance costs	66,811	—	—

Net cash provided in investing activities	66,811	—	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at the beginning of the period	—	—	—

Cash and cash equivalents at the end of the period	$—	$—	$—

LIN Holdings Corp.
Note 1	Background
Note 2	Summary of Significant Accounting Policies
Note 3	Business Combinations
Note 4	Related Party Transactions
Note 5	Equity Investments
Note 6	Property and Equipment
Note 7	Intangible Assets
Note 8	Derivative Instruments
Note 9	Long-term Debt
Note 10	Stockholders’ Equity
Note 11	Income Taxes
Note 12	Retirement Plans
Note 13	Commitments and Contingencies
Note 14	Local Marketing Agreements
Note 15	Unaudited Quarterly Data
Note 16	Supplemental Disclosure of Cash Flow Information
Note 17	Valuation and Qualifying Accounts
Note 18	Subsequent Events

LIN Television Corporation
Note 1	Background
Note 2	Summary of Significant Accounting Policies
Note 3	Business Combinations
Note 4	Related Party Transactions
Note 5	Equity Investments
Note 6	Property and Equipment
Note 7	Intangible Assets
Note 8	Derivative Instruments
Note 9	Long-term Debt
Note 10	Capital Contribution
Note 11	Stockholders’ Equity
Note 12	Income Taxes
Note 13	Retirement Plans
Note 14	Commitments and Contingencies
Note 15	Local Marketing Agreements
Note 16	Unaudited Quarterly Data
Note 17	Supplemental Disclosure of Cash Flow Information
Note 18	Valuation and Qualifying Accounts
Note 19	Subsequent Events

INDEX TO EXHIBITS

Exhibit
Number			Description

3	.1.1	—	Certificate of Incorporation of LIN Holdings Corp. (formerly known as Ranger Holdings Corp.).(1)
3	.1.2	—	Certificate of Amendment of Certificate of Incorporation of LIN Holdings Corp. (formerly known as Ranger Holdings Corp).(1)
3.2		—	Bylaws of LIN Holdings Corp.(1)
3.3		—	Restated Certificate of Incorporation of LIN Television Corporation.(1)
3.4		—	Restated Bylaws of LIN Television Corporation.(1)
4.1		—	Indenture, dated as of March 3, 1998, among LIN Acquisition Company, the Guarantors named therein, and United States Trust Company of New York, as Trustee, relating to the Senior Subordinated Notes.(1)
4.2		—	Indenture, dated as of March 3, 1998, among LIN Holdings Corp. and United States Trust Company of New York, as Trustee, relating to the Senior Discount Notes.(1)
10.1		—	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman.(3)†
10.2		—	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz.(4)†
10.3		—	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and C. Robert Ogren, Jr.(4)†
10.4		—	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt.(4)†
10.5		—	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney.(1)†
10.6		—	LIN Television Corporation Amended and Restated 1994 Stock Incentive Plan.(2)†
10.7		—	Supplemental Benefit Retirement Plan of LIN Television Corporation and Subsidiary Companies, as amended and restated.(2)†
10.8		—	LIN Television Corporation Retirement Plan, as amended and restated.(2)†
10.9		—	LIN Television Corporation 401 (k) Plan and Trust.(2)†
10.10		—	LIN TV Corp. 1998 Stock Option Plan.(6)†
10.11		—	Amended and Restated Guarantee and Collateral Agreement dated as of March 31, 2000, between LIN Holdings Corp., LIN Television Corporation and certain of its Subsidiaries, in favor of the Chase Manhattan Bank.(7)
10.12		—	Management Agreement between LIN Television Corporation, Sunrise Television Corp. and STC Broadcasting, Inc.*
10.13		—	Employment Agreement entered into as of January 1, 2002, by and between LIN TV Corp. and LIN Television Corporation and Gary R. Chapman.*
21.1		—	Subsidiaries of the Registrants.(1)

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of LIN Holdings Corp. and LIN Television Corporation, dated May 29, 1998, File No. 333-54003.

(2)	Incorporated by reference to the Registration Statement on Form S-1 of LIN Holdings Corp. and LIN Television Corporation, dated October 4, 1994, File No. 33-84718.

(3)	Incorporated by reference to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended March 31, 1995, File No. 0-2481.

(4)	Incorporated by reference to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended September 30, 1996, File No. 0-25206.

(5)	Incorporated by reference to the Registration Statement on Form S-1/ A of LIN Holdings Corp. and LIN Television Corporation, dated August 7, 1998, File No. 333-54003.

(6)	Incorporated by reference to the annual report on Form 10-K of LIN Holdings Corp. and LIN Television Corporation, dated March 31, 2000, File No. 333-54003.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q of LIN Holdings Corp. and LIN Television Corporation for the fiscal quarter, dated March 31, 2000.