Form 10-Q
period 2002-03-31
LIN TELEVISION CORP; LIN TV CORP; LIN HOLDINGS CORP
filed 2002-05-15
CIK 931058, 1166789, 1062707

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002

Commission file number: 001-31311

LIN TV Corp.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of
incorporation or organization)
05-0501252
(I.R.S. Employer Identification No.)

Commission file number: 333-54003-06	Commission file number: 333-54003

LIN Holdings Corp.	LIN Television Corporation
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)
75-2733097	13-3581627
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

Four Richmond Square, Suite 200, Providence, Rhode Island 02906
(Address of principal executive offices)

(401) 454-2880

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      This combined Form 10-Q is separately filed by (i) LIN TV Corp.; (ii) LIN Holdings Corp. and (iii) LIN Television Corporation. LIN Holdings Corp. and LIN Television Corporation meet the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at May 14, 2002: 26,104,497 shares.
LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at May 14, 2002: 23,580,874 shares.
LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at May 14, 2002: 2 shares.
LIN Holdings Corp. common stock, $0.01 par value, issued and outstanding at May 14, 2002: 1,000 shares.
LIN Television Corporation common stock, $0.01 par value, issued and outstanding at May 14, 2002: 1,000 shares.

Table of Contents

Part I. Financial Information

Item 1. Financial Statements

LIN TV Corp.
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

See separate index for financial statements of LIN Holdings Corp. and LIN Television Corporation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Part II. Other Information

Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
Signature Page

Part I: Financial Information

Item 1. Financial Statements

LIN TV CORP.
Condensed Consolidated Balance Sheets
(In thousands‚ except share data)

	March 31‚	December 31‚
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 10,820	$ 17,236
Accounts receivable‚ less allowance for doubtful accounts
(2002 - $1‚827; 2001 - $1‚802)	46,798	58,256
Program rights	13,228	14,696
Other current assets	2,639	1,603

Total current assets	73,485	91,791
Property and equipment‚ net	163,805	163,051
Deferred financing costs	33,059	34,567
Equity investments	85,110	82,594
Investment in Southwest Sports Group‚ at cost plus accrued interest	56,750	56,000
Program rights	4,449	5,448
Intangible assets‚ net	1,550,353	1,592,463
Other assets	9,122	10,372

Total Assets	$ 1,976,133	$ 2,036,286

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 6,142	$ 7,751
Program obligations	10,957	13,265
Accrued income taxes	5,466	5,481
Current portion of long-term debt	125,000	--
Accrued interest expense	5,947	19,502
Accrued sales volume discount	873	3,820
Other accrued expenses	10,966	14,267

Total current liabilities	165,351	64,086
Long-term debt‚ excluding current portion	951,160	1,056,223
Deferred income taxes, net	497,303	495,717
Program obligations	5,291	5,523
Other liabilities	8,829	10,083

Total liabilities	1,627,934	1,631,632

Stockholders' equity:
Class A common stock‚ $0.01 par value‚ 100‚000‚000 shares authorized‚
6‚494‚276 shares issued and outstanding	65	65
Class B common stock‚ $0.01 par value‚ 50‚000‚000 shares authorized‚
19‚193‚882 shares issued and outstanding; convertible into an	192	192
equal number of Class A or Class C common stock.
Class C common stock‚ $0.01 par value‚ 50‚000‚000 shares authorized‚
2 shares issued and outstanding; convertible into an	--	--
equal number of Class A common stock.
Additional paid-in capital	561,551	561,597
Accumulated deficit	(213,609)	(157,200)

Total stockholders' equity	348,199	404,654

Total liabilities and stockholders' equity	$ 1,976,133	$ 2,036,286

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands‚ except per share amounts)

	Three Months Ended March 31‚

	2002	2001

Net revenues	$ 62,523	$ 58,028
Operating costs and expenses:
Direct operating	19,957	19,737
Selling‚ general and administrative	15,864	15,647
Corporate	2,128	2,390
Amortization of program rights	4,682	5,366
Depreciation and amortization of intangible assets	5,722	16,266

Total operating costs and expenses	48,353	59,406

Operating income (loss)	14,170	(1,378)

Other (income) expense:
Interest expense	25,397	22,411
Investment income	(1,063)	(930)
Share of (income) loss in equity investments	(1,415)	1,386
(Gain) loss on derivative instruments	(1,144)	1,862
Other‚ net	(75)	(205)

Total other expense‚ net	21,700	24,524

Loss before provision for (benefit from) income taxes	(7,530)	(25,902)
Provision for (benefit from) income taxes	18,190	(4,127)

Loss before cumulative effect of change in accounting principle	(25,720)	(21,775)

Cumulative effect of change in accounting principle‚ net of tax benefit of $16‚525	30,689	--

Net loss	$ (56,409)	$ (21,775)

Basic and diluted loss per common share:
Loss before cumulative effect of change in accounting principle	(1.00)	(0.85)
Cumulative effect of change in accounting principle‚ net of tax	(1.19)	--
Net loss	(2.20)	(0.85)
Weighted - average number of common shares
outstanding used in calculating basic and diluted
earnings per common share	25,688	25,688

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31‚

	2002	2001

Net cash used in operating activities	$ (3,733)	$ (834)

INVESTING ACTIVITIES:
Capital expenditures	(5,202)	(3,624)
Proceeds from disposals of property and equipment	63	--
Investment in Banks Broadcasting‚ Inc.	(1,100)	--
Other investments	--	(1,015)
Capital distributions from equity investments	--	4,789
Payments for business combinations	(5,869)	--
Local marketing agreement expenditures	(500)	--

Net cash (used in) provided by investing activities	(12,608)	150

FINANCING ACTIVITIES:
Net payments on exercises of phantom stock units	(75)	--
Proceeds from (payment on) Senior Credit Facilities	10,000	(213)

Net cash provided by (used in) financing activities	9,925	(213)

Net decrease in cash and cash equivalents	(6,416)	(897)
Cash and cash equivalents at the beginning of the period	17,236	7,832

Cash and cash equivalents at the end of the period	$ 10,820	$ 6,935

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation:

      LIN TV Corp., together with its subsidiaries, including LIN Holdings Corp. ("LIN Holdings") and LIN Television Corporation ("LIN Television") (together, the "Company"), is a television station group operator in the United States and Puerto Rico. LIN TV Corp. and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse").

      These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the LIN Holdings and LIN Television annual reports on Form 10-K for the fiscal year ended December 31, 2001 and LIN TV Corp.'s registration statement on Form S-1 filed on May 2, 2002.

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

      The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectability of accounts receivable and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform with the current period presentation.

     On May 1, 2002, the Company's Board of Directors passed a resolution to create three classes of common stock, classes A, B and C, and to reclassify existing common stock. All references in the consolidated financial statements to shares of common stock have been retroactively adjusted to reflect this equity restructuring. Class A and class C common stock have voting rights, although class C voting rights are superior to those of the class A common stock. Class B common stock has no voting rights. However, without the consent of a majority of the class B shares, the Company may not enter into certain corporate transactions. Affiliates of Hicks Muse will hold all of the non-voting class B shares. The class B common stock is convertible into class A or class C common stock and class C shares are convertible into class A under certain conditions.

Note 2 — Business Combinations:

     The Company acquired the broadcast licenses and certain operating assets of WOTV-TV and WVBT-TV during the first quarter of 2002. These business combinations were funded by available cash and were accounted for under the purchase method of accounting. The Company has been operating WOTV-TV and WVBT-TV, under local marketing agreements, since October 30, 1991 and December 14, 1994, respectively. The following table summarizes these acquisitions (in thousands):

	WOTV-TV	WVBT-TV	Total

Acquisition date	January 29‚ 2002	January 31‚ 2002

Fair Value of Assets acquired:
Broadcast licenses	$ 1,556	$ 3,022	$ 4,578
Property and equipment	1,291	--	1,291

Total purchase price, including direct acquisition expense	$ 2,847	$ 3,022	$ 5,869

     Pro forma statements of operations for the periods ended March 31, 2002 and 2001 would not differ materially from reported results.

Note 3 — Equity Investments:

     The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures at March 31, 2002 and December 31, 2001 (in thousands):

	March 31‚ 2002	December 31‚ 2001

NBC joint venture	$ 57,784	$ 56,259
WAND (TV) Partnership	13,514	13,458
Banks Broadcasting‚ Inc.	13,812	12,877

	85,110	82,594
Southwest Sports Group	56,750	56,000

	$ 141,860	$ 138,594

      Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received no cash distributions from the joint venture in the three-month period ended March 31, 2002 and received distributions of $4.8 million in the three-month period ended March 31, 2001. The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended March 31‚

	2002	2001

Net revenues	$ 40,242	$ 35,016
Operating income	23,676	18,786
Net income (loss)	7,480	(5,576)

	March 31‚	December 31‚
	2002	2001

Current assets	$ 9,976	$ 1,939
Non-current assets	247,599	248,118
Current liabilities	906	906
Non-current liabilities	815,500	815,500

     WAND (TV) Partnership: The Company has a 33 1/3% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide certain management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due from the Company to WAND (TV) Partnership under this arrangement were approximately $512,000 for the period ended March 31, 2002. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $483,000 for the period ended March 31, 2001. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended March 31‚

	2002	2001

Net revenues	$ 1,813	$ 1,582
Operating income (loss)	165	290
Net income (loss)	169	(163)

	March 31‚	December 31‚
	2002	2001

Current assets	$ 3,072	$ 4,141
Non-current assets	34,022	34,104
Current liabilities	525	1,846

     Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide certain management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks Broadcasting, Inc. under this arrangement were approximately $931,000 and $236,000 as of March 31, 2002 and 2001, respectively. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

	Three Months Ended March 31‚

	2002	2001

Net revenues	$ 1,129	$ 1,071
Operating loss	(498)	(169)
Net loss	(331)	(346)

	March 31‚	December 31‚
	2002	2001

Current assets	$ 3,166	$ 2,969
Non-current assets	28,908	27,903
Current liabilities	1,871	2,481
Non-current liabilities	702	760
Redeemable preferred stock	298	298

Note 4 — Intangible Assets:

     The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	March 31‚ 2002	December 31‚ 2001

Amortized Intangible Assets:
LMA purchase options	$ 500	$ 1,125
Accumulated amortization	--	(1,125)

	500	--

Unamortized Intangible Assets:
Broadcast licenses	960,368	1,002,978
Goodwill	589,485	589,485

	1,549,853	1,592,463

Total intangible assets	$ 1,550,353	$ 1,592,463

     Aggregate amortization expense for the three months ended March 31, 2001 was approximately $10.8 million. There was no amortization expense for the three months ended March 31, 2002.

     There was no amortization expense recorded on the local marketing agreements ("LMA") purchase option during the first quarter of 2002, as the option was acquired at the end of the period. The Company expects that the LMA purchase option will be fully amortized at December 31, 2002.

     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", the Company has discontinued the amortization of goodwill and broadcast licenses. As required by SFAS No. 142, the Company has also completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002. The transitional impairment test for broadcast licenses consisted of a comparison of the fair value of broadcast licenses with carrying amount on a station by station basis using a discounted cash flow valuation method that excludes network compensation payments, assuming a hypothetical startup whose only asset is its broadcast license. Where the carrying amount was less than fair value, an impairment loss was recognized and recorded as a cumulative effect of a change in accounting principle in accordance with the provisions of SFAS No. 142. Based on this test, an impairment loss of $47.2 million ($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value.

     The first step of the goodwill transitional impairment test compared the fair value of a station with its carrying amount, including goodwill. The fair value of a station was determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflected historical performance of the station and prevailing values in the markets for broadcasting properties. As the fair value of the stations exceeded their carrying value amounts, goodwill is not considered impaired.

     The following table shows, on a pro forma basis, what the Company's net loss and net loss per common share would have been if the new accounting standards had been applied to the prior year period, net of tax benefit (in thousands):

	March 31‚ 2002	March 31‚ 2001

Reported net loss	$ (56,409)	$ (21,775)
Addback: goodwill amortization	--	2,651
Addback: broadcast license amortization	--	4,289

Adjusted net loss	$ (56,409)	$ (14,835)

Basic and diluted earnings per share:
Reported net loss	(2.20)	(0.85)
Addback: goodwill amortization	--	0.10
Addback: broadcast license amortization	--	0.17

Adjusted net loss	$ (2.20)	$ (0.58)

Note 5 — Derivative Instruments:

     The Company uses derivative instruments to manage exposure to interest rate risks. The Company uses interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS No. 133, in the notional amount of $390.0 million and $430.0 million at March 31, 2002 and December 31, 2001, respectively, to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facility and fixed rate senior notes. The aggregate fair value of the arrangements at March 31, 2002 was a liability of $4.4 million. Other (income) expense for the period ended March 31, 2002 includes a $1.1 million gain from the marking-to-market of these derivative instruments.

Note 6 — Long-Term Debt:

     Long-term debt consisted of the following (in thousands):

	March 31‚ 2002	December 31‚ 2001

Senior Credit Facilities	$ 192,301	$ 182,300
$300‚000‚ 8 3/8% Senior Subordinated Notes due 2008
(net of discount of $416 and $432 at March 31‚ 2002 and December 31‚ 2001‚ respectively)	299,584	299,568
$325‚000‚ 10% Senior Discount Notes due 2008
(net of discount of $27‚780 and $34‚935 at March 31‚ 2002 and December 31‚ 2001‚ respectively)	297,220	290,065
$210‚000‚ 8% Senior Notes due 2008
(net of discount of $6‚873 and $7‚165 at March 31‚ 2002 and December 31‚ 2001‚ respectively)	203,127	202,835
$100‚000‚ 10% Senior Discount Notes due 2008
(net of discount of $18‚572 and $21‚045 at March 31‚ 2002 and December 31‚ 2001‚ respectively)	81,428	78,955
$2‚500‚ 7% STC Broadcasting Note due 2006	2,500	2,500

Total debt	1,076,160	1,056,223

Less current portion	(125,000)	--

Total long-term debt	$ 951,160	$ 1,056,223

     On April 24, 2002, LIN Television obtained certain amendments to its existing Senior Credit Facilities which (i) increased the aggregate amount available under the Incremental Term Loans from $75.0 million to $150.0 million (ii) increased the amount available under the revolving portion of the Senior Credit Facilities from $160.0 million to $235.0 million and (iii) provided for the amendment of certain financial covenants and financial ratio requirements.

     On May 8, 2002, the Company repaid all of the outstanding indebtness due under the senior credit facilities from proceeds of its initial public offering. (See Note 10 - Subsequent Events).

Note 7 — Earnings per Share:

     Basic and diluted loss per common share are computed in accordance with SFAS No. 128, "Earnings per Share." Basic loss per common share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. In accordance with SFAS No. 128, options to purchase 3,076,000 and 1,817,000 shares of common stock, and phantom units exercisable into 682,000 and 680,000 shares of common stock at March 31, 2002 and 2001, respectively, were not included in the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive. This results in diluted net loss per common share equal to basic net loss per common share.

Note 8 — Related Party Transactions:

     Monitoring and Oversight Agreement: The Company is party to an agreement with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company's ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable, on a prospective basis, on January 1 of each calendar year to an amount equal to 1% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of the Company for the then current fiscal year. Upon the acquisition by the Company of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of the Company. In no event shall the annual fee be less than $1.0 million. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The fees were approximately $313,000 and $312,000 for the periods ended March 31, 2002 and 2001, respectively.

      Financial Advisory Agreement: The Company is also party to an agreement with Hicks Muse Partners, pursuant to which Hicks Muse Partners receives a fee equal to 1.5% of the total value of certain transactions in which the Company is involved. Transactions subject to this agreement include a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction. The Company did not incur any fees under this arrangement for the periods ended March 31, 2002 or 2001.

     In connection with its initial public offering, the Company and Hicks Muse agreed to terminate the monitoring and oversight agreement with Hicks Muse Partners and amend the financial advisory agreement with Hicks Muse Partners to eliminate the terms requiring the payment of transaction fees, in exchange for an aggregate fee of $16.0 million consisting of cash in the amount of $6.2 million, warrants to purchase 123,466 shares of the Company's class B common stock and a promissory note in the amount of $7.1 million.

Note 9 —Income Taxes:

     Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liablities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, the Company recorded a non-cash charge of $19.9 million as part of its provision for income taxes to establish a valuation allowance against certain of its deferred tax assets. This entry has no impact on the Company's cash flows.

Note 10 —Subsequent Events:

Sunrise Acquisition: On May 2, 2002, concurrent with the consummation of the Company's initial public offering ("IPO"), the Company closed on the acquisition of Sunrise Television Corp ("Sunrise"). The Sunrise acquisition added seven stations to the Company's operations, six of which are owned and operated by the Company and one station that is operated under a local marketing agreement. The Company issued common stock and options with a value of approximately $19.7 million in exchange for Sunrise's common stock and options. In addition, affiliates of Hicks Muse acquired from a third-party the face amount, plus accrued interest and accumulated dividends, which was approximately $82.2 million as of May 2, 2002, of Sunrise's 14% redeemable preferred stock and 14% senior subordinated notes due 2007, and then exchanged these obligations for 3,736,000 shares of the Company's class B common stock. The Company used part of the proceeds from the initial public offering to repay the remaining debt of Sunrise. The Company intends to account for this transaction under the purchase method of accounting.

Initial Public Offering: On May 2, 2002, the Company completed the IPO, in which it issued 19,550,000 shares of common stock at a price of $22.00 per share. Proceeds to the Company totaled approximately $402.7 million, net of commissions, discounts and other offering costs of approximately $27.4 million. Proceeds from the IPO together with proceeds from the redemption of Southwest Sports Group preferred units were used to repay substantially all of the outstanding indebtedness of Sunrise, redeem all of the preferred stock of Sunrise, repay all of the outstanding indebtedness under the Company's senior credit facilities, pay discounts, commissions and other expenses, including $6.2 million to affiliates of Hicks Muse, and for general corporate purposes.

     In connection with the IPO, the Company redeemed all of its 500,000 Series A Preferred Units in Southwest Sports Group ("SSG") , by its terms, for approximately $60.8 million, including accumulated interest.

Sale of WNAC-TV: On April 22, 2002, the Company completed the sale of the broadcast license and operating assets of WNAC-TV in exchange for a $2.5 million promissory note due June 10, 2006. Interest on the note is calculated at 7% per annum and is payable annually with the first payment due on December 31, 2002. The Company continues to operate the station pursuant to a local marketing agreement.

Acquisition of WCTX: On April 29, 2002, the Company completed the acquisition of the broadcast license and certain operating assets of WCTX-TV for a total purchase price of $1.1 million. The Company accounted for this transaction under the purchase method of accounting. The Company has been operating WCTX-TV under a local marketing agreement since December 9, 1994.

Part II: Managements Discussion and Analysis of Results of Operations and Financial Condition

Forward Looking Statements

     This filing contains certain forward looking statements with respect to our financial condition, results of operations and business, including statements under the captions “Management’s Discussion and Analysis of Financial Condition“ and “Results of Operations.” All of these forward looking statements are based on estimates and assumptions made by our management which, although we believe to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. We cannot assure you that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include:

  volatility and changes in our advertising revenues;
  restrictions on our operations due to, and the effect of, our significant leverage;
  effects of complying with new accounting standards;
  inability to consummate acquisitions on attractive terms;
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

Business

      We are a leading pure-play television company covering the United States of America and Puerto Rico. Including the stations we acquired from Sunrise Television Corp. ("Sunrise") on May 2, 2002, we own and operate 24 television stations, operate two television stations under local marketing agreements and provide management or sales services to four television stations. Under local marketing agreements, we provide substantial portions of the broadcast programming and sell advertising time for a station that resides in the same market as another station that we own and operate. Our stations broadcast in 17 markets, 14 of which are located in the top 50 designated market areas, as reported by A.C. Nielsen Co. Our stations cover approximately 6.8% of U.S. television households and all of the 1.2 million television households in Puerto Rico, ranking us among the top independent pure-play television station group operators.

Our Stations

      The following table lists the stations that we operate:

	DMA					% of DMA
Market	Rank(1)	Station	Affiliation	Channel	Status(2)	TV HH(1)

LIN Television Stations:
Indianapolis, IN	25	WISH-TV	CBS	8	O&O	0.96%
Hartford-New Haven, CT	28	WTNH-TV	ABC	8	O&O	0.90%
		WCTX-TV	UPN	59	O&O
Grand Rapids-Kalamazoo-Battle Creek, MI	38	WOOD-TV	NBC	8	O&O	0.67%
		WOTV-TV	ABC	41	O&O
		WXSP-CA	UPN	Various	O&O
Norfolk-Portsmouth-Newport News, VA	42	WAVY-TV	NBC	10	O&O	0.62%
		WVBT-TV	FOX	43	O&O
Buffalo, NY	47	WIVB-TV	CBS	4	O&O	0.59%
		WNLO-TV	IND	23	O&O
Austin, TX	54	KXAN-TV	NBC	36	O&O	0.53%
		KNVA-TV	WB	54	LMA
		KBVO-CA	Telefutura	Various	O&O
Fort Wayne, IN	104	WANE-TV	CBS	15	O&O	0.25%
Springfield-Holyoke, MA	105	WWLP-TV	NBC	22	O&O	0.24%
Lafayette, IN	190	WLFI-TV	CBS	18	O&O	0.05%
San Juan, PR	—	WAPA-TV	IND	4	O&O
	—	WJPX-TV	IND	24	O&O
Champaign-Springfield-Decatur, IL	82	WAND-TV	ABC	17	JV	0.34%

Sunrise Television Stations - Stations acquired on May 2, 2002 from Sunrise Television:
Providence, RI-New Bedford, MA	49	WPRI-TV	CBS	12	O&O	0.57%
		WNAC-TV	FOX	64	LMA
Dayton, OH	60	WDTN-TV	ABC	2	O&O	0.47%
Flint-Saginaw-Bay City, MI	64	WEYI-TV	NBC	25	O&O	0.43%
Toledo, OH	68	WUPW-TV	FOX	36	O&O	0.40%
Abilene-Sweetwater, TX	162	KRBC-TV	NBC	9	O&O	0.11%
San Angelo, TX	199	KACB-TV	NBC	3	O&O	0.05%

(1)	DMA rank and percentage of DMA TV households, or TV HH, estimates are taken from Nielsen Media Research Local Universe Estimates for the 2001-2002 Broadcast Season, August 23, 2001.

(2)	“O&O” indicates stations LIN Television or Sunrise own and operate. “LMA” indicates stations to which we provide services under a local marketing agreement. An LMA is a programming agreement between two separately owned television stations serving a common television market. Under an LMA agreement, the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee’s station, subject to ultimate programming and other controls being exercised by the second licensee, and sells advertising time. “JV” indicates a station owned and operated by a joint venture in which we have a one-third interest.

     We also hold a 50% non-voting equity interest in Banks Broadcasting, Inc., which owns and operates KWCV-TV, a WB affiliate in Wichita, and KNIN-TV, a UPN affiliate in Boise. In addition, we provide services under a joint sales agreement to two stations, WZPX-TV in Grand Rapids and WPXV-TV in Norfolk, which are owned by Paxson Communications Corporation.

      We also have an approximate 20% equity interest in a television station joint venture with NBC, which owns all of the remaining interest. The NBC joint venture owns KXAS-TV, the Dallas NBC affiliate, and KNSD-TV, the San Diego NBC affiliate. NBC operates these stations pursuant to a management agreement and has managerial control over the joint venture.

Business Combinations

     We have developed our business through a combination of acquisitions, dispositions and organic growth. We have acquired and disposed of the following businesses and assets in 2002 and 2001:

  WVBT-TV. On January 31, 2002, we acquired the broadcast license and operating assets of WVBT-TV from Beach 43 Corporation. The total purchase price, including transaction costs, was approximately $3.0 million, and was funded by operating funds.
  WOTV-TV. On January 29, 2002, we acquired the broadcast license and operating assets of WOTV-TV from Channel 41, Inc. The total purchase price, including transaction costs, was approximately $2.8 million, and was funded by operating funds.

Results of Operations

      Set forth below are the significant factors that contributed to our operating results for the periods ended March 31, 2002 and 2001, respectively. Our results from operations from period to period are not directly comparable because of the impact of the acquisitions of WJPX-TV, WKPV-TV and WJWN-TV in 2001. WVBT-TV, WOTV-TV and WNLO-TV were operated under local marketing agreements prior to their acquisition by the Company and, therefore, the acquisitions do not affect the comparability of the results of operations for the periods presented.

	Three Months Ended March 31‚

	2002	2001

Net revenues	$ 62,523	$ 58,028
Operating costs and expenses:
Direct operating	19,957	19,737
Selling‚ general and administrative	15,864	15,647
Corporate	2,128	2,390
Amortization of program rights	4,682	5,366
Depreciation and amortization of intangible assets	5,722	16,266

Total operating costs and expenses	48,353	59,406

Operating income (loss)	14,170	(1,378)

     Net revenues consist primarily of national and local airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter revenues, production revenues and rental income.

     Net revenues increased approximately 7.7% to $62.5 million for the period ended March 31, 2002 from $58.0 million for the same period in the prior year. The increase is primarily due to incremental revenue of $4.2 million related to advertising aired by our NBC affiliated stations during the Olympic games.

     Direct operating expenses, consisting primarily of news, engineering, programming and music licensing costs, remained relatively flat over the prior year, increasing only 1.1% to $20.0 million for the period ended March 31, 2002 from $19.7 million for the same period in the prior year.

     Selling, general and administrative expenses, consisting primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses, remained relatively flat over the prior year, increasing only 1.4% to $15.9 million for the period ended March 31, 2002, from $15.6 million for the same period in the prior year.

     Corporate expenses, representing costs associated with the centralized management of our stations, decreased 11.0% to $2.1 million for the period ended March 31, 2002, from $2.4 million for the same period in the prior year. This is primarily the result of reimbursement of $200,000 of our corporate expenses by Sunrise in accordance with a management services agreement dated January 7, 2002.

     Amortization of program rights represents costs associated with the acquisition of syndicated programming, features and specials. Amortization of program rights decreased 12.7% to $4.7 million for the period ended March 31, 2002, from $5.4 million for the same period in the prior year. The decrease is due to lower program costs of approximately $760,000 at WAPA-TV.

     Depreciation and amortization of intangible assets decreased 64.8% to $5.7 million for the period ended March 31, 2002, from $16.3 million for the same period in the prior year. This decrease was principally due to the discontinuance of the amortization of goodwill and broadcast licenses, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", and the replacement of such amortization by periodic impairment testing.

Other (Income) Expenses

     Interest expense for LIN TV Corp. and LIN Holdings increased 13.3% to $25.4 million for the period ended March 31, 2002, from $22.4 million for the same period in the prior year. This increase was primarily due to the issuance of the Senior Notes and Senior Discount Notes in June 2001 which resulted in additional interest expense and amortization of deferred financing fees of $7.1 million and $272,000, respectively, for the period ended March 31, 2002.

     Interest expense for LIN Television decreased 1.7% to $15.4 million for the period ended March 31, 2002, from $15.6 million for the same period in the prior year. This decrease was due to the early retirement of a portion of our senior credit facilities using proceeds from our Senior Notes and Senior Discount Notes issued in June 2001.

     Investment income increased 14.3% to $1.1 million for the period ended March 31, 2002, from $930,000 for the same period in the prior year as a result of increased interest income on higher cash balances.

     Share of income in equity investments increased to $1.4 million for the period ended March 31, 2002, from a loss of $1.4 million for the same period in the prior year. This increase was primarily the result of the operating performance of the stations included in our joint venture with NBC.

     (Gain) loss on derivative instruments, derived from the marking-to-market of interest rate collar, cap and swap arrangements increased to a gain of $1.1 million from a loss of $1.9 million for the periods ended March 31, 2002 and 2001, respectively. This increase is due to fluctuations in market interest rates.

Provision for (Benefit from) Income Taxes

     LIN TV Corp.'s and LIN Holdings' provision for income taxes increased to approximately $18.2 million for the three-month period ended March 31, 2002, from a benefit for income taxes of $4.1 million for the same period in the prior year. This increase was primarily due to the Company recording a non-cash charge of approximately $19.9 million to establish a valuation allowance against its deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of the deferred tax assets recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. LIN TV Corp. and LIN Holdings used a discrete provision for the three-month period ended March 31, 2002 in order to more accurately calculate their effective tax rate.

     LIN Television's provision for income taxes decreased to $1.0 million for the three-month period ended March 31, 2002, from $2.3 million for the same period in the prior year. This decrease was primarily due to the disproportionate impact of non-deductible goodwill relative to the projected annual pretax net loss from the prior period not impacting the current period because of the adoption of SFAS No. 142. LIN Television used a discrete provision for the three-month period ended March 31, 2002 in order to more accurately calculate its effective tax rate.

Broadcast Cash Flow

     Broadcast cash flow, which is defined as adjusted EBITDA (as defined below) plus cash corporate expenses less capital distributions from equity investments, increased by 25.1% to $22.0 million for the period ended March 31, 2002, from $17.6 million for the same period in the prior year. The increase is due to higher revenues and flat expenses as discussed above.

Adjusted EBITDA

     Adjusted EBITDA, which is defined as operating income plus amortization of program rights, depreciation and amortization of intangible assets, capital distributions from equity investments and non-cash expenses (credits) less program payments, remained flat at $19.7 million for the periods ended March 31, 2002 and 2001.

     We believe the presentation of broadcast cash flow and adjusted EBITDA is relevant and useful because it is a measurement used by lenders to measure our ability to service our debt, it is a measurement used by industry analysts to determine the market value of our television stations and it is a measurement industry analysts use when evaluating our operating performance. Our management uses broadcast cash flow and adjusted EBITDA, among other things, in evaluating the operating performance of our stations, to value stations targeted for acquisition and as a component of incentive bonus payments for our executive officers and key station personnel.

     Broadcast cash flow and adjusted EBITDA are not a measure of performance calculated in accordance with generally accepted accounting principles. Broadcast cash flow and EBITDA should not be considered in isolation of, or as a substitute for net income or loss, cash flows from operating activities and other income and cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of liquidity or profitability. Broadcast cash flow and adjusted EBITDA as determined may not be comparable to the broadcast cash flow and adjusted EBITDA measures reported by other companies. In addition, these measures do not represent funds available for discretionary use.

Liquidity and Capital Resources

     Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior credit facilities. At March 31, 2002, we had cash and cash equivalents of $10.8 million and $40.0 million available for borrowings under the revolving portion of our senior credit facilities.

     Net cash used in operating activities was $3.7 million and $834,000 for the periods ended March 31, 2002 and 2001, respectively. The increase is primarily due to higher cash payments for interest during the first quarter of 2002.

     Net cash used in investing activities was $12.6 million for the period ended March 31, 2002, compared to $150,000 provided by investing activities for the same period in the prior year. The change was primarily due to an increase of $5.9 million in payments for business combinations and the lack of capital distribution from equity investments for the period ended March 31, 2002.

     Our capital expenditures primarily include purchases of building improvements, broadcasting equipment, studio equipment, vehicles and office equipment to improve the efficiency and quality of our television broadcasting operations. Our capital expenditures were $5.2 million during the first quarter of 2002 compared to $3.6 million during the first quarter of 2001. We expect that we will make capital expenditures of approximately $35.1 million, including the capital requirements of the acquired Sunrise stations, for the year ended December 31, 2002.

     Net cash provided by financing activities was $9.9 million for the period ended March 31, 2002, compared to $213,000 used in financing activities for the same period in the prior year. The change was primarily due to increased net borrowings of $10.0 million under the revolving portion of our senior credit facilities.

     Sources of Liquidity

      We generally rely on cash on hand and cash from operations, as well as cash from other financing sources, to satisfy our working capital, debt, capital expenditure and other contractual obligation requirements.

     On May 2, 2002, the Company completed an initial public offering ("IPO") of 19,550,000 shares of common stock at a price of $22.00 per share. Proceeds to the Company totaled approximately $402.7 million, net of commissions, discounts and other offering costs of approximately $27.4 million. Proceeds from the IPO together with proceeds from the redemption of Southwest Sports Group preferred units were used to repay substantially all of the outstanding indebtedness of Sunrise, redeem all of the preferred stock of STC Broadcasting, repay all of the outstanding indebtedness under the Company's senior credit facilities, pay discounts, commissions and other expenses, including $6.2 million to affiliates of Hicks Muse, and for general corporate purposes.

     In connection with the IPO, the Company redeemed all of its 500,000 Series A Preferred Units in SSG, by its terms, for approximately $60.8 million, including accumulated interest.

     The following table sets forth cash proceeds that we estimate will be available from the proceeds of the IPO and related transactions, including our planned sale of the North Dakota stations, during the second quarter of 2002, acquired in the Sunrise acquisition. (in millions):

Gross proceeds of the inital public offering	$430.1
Proceeds from redemption of
Southwest Sports Group preferred units	60.8
Proceeds from the disposition of the North Dakota stations,
expected to be completed in second quarter of 2002	28.9

$519.8

      Following the repayment of debt outstanding under our senior credit facilities with proceeds from the public offering, we have up to $235.0 million of revolving credit and up to $150.0 million of incremental term loan availability under our newly amended senior credit facilities.

     Uses of Funds

      The following table sets forth our estimated material cash contractual obligations, as well as planned capital expenditures and debt repayments, based on amounts as of March 31, 2002 for the periods shown.

     The following table sets forth our estimated material cash contractual obligations, as well as planned capital expenditures and debt repayments, based on amounts as of March 31, 2002 (in thousands):

	2002	2003 - 2005	2006 - 2007	Thereafter	Total

	(In thousands)

Principal payments and mandatory
redemptions of LIN TV debt	194,801	125,000	--	810,000	1,129,801
Principal payments‚ redemptions and
redemption premiums on Sunrise debt (1)	136,033	--	--	--	136,033
Cash Interest on debt	57,300	224,281	146,749	13,463	441,793
Capital expenditures (2)	35,100	--	--	--	35,100
Program payments	25,110	36,014	2,461	--	63,585
Operating leases	1,443	2,556	754	2,270	7,023
Local marketing agreement payments	2,957	2,736	3,200	--	8,893

Total	$ 452,744	$ 390,587	$ 153,164	$ 825,733	$ 1,822,228

(1)	Excludes approximately $78.3 million, as of March 31, 2002, including accumulated dividends and accrued interest, of preferred stock of STC Broadcasting and debt of Sunrise acquired by affiliates of Hicks Muse that we have exchanged for shares of our class B common stock in accordance with a formula based on the initial public offering price of our class A common stock, after deducting underwriting discounts and commissions.

(2)	Our annual capital expenditures are a function of a number of variables, including factors such as FCC regulatory compliance expenditures and periodic maintenance requirements. We do not currently have any committed capital expenditures for years beyond 2002.

     As of March 31, 2002, we had total debt of approximately $1.1 billion. We repaid $192.3 million of our indebtedness outstanding under our senior credit facilities as of March 31, 2002, with a portion of the net proceeds of the intial public offering together with other available funds from the other transactions. In addition, on April 23, 2002 we repaid the $2.5 million STC Broadcasting note. We plan to use cash on hand and from operations, as well as borrowings under our senior credit facilities, to fund the mandatory redemption of approximately $125.0 million principal amount of our senior discount notes in 2003. The remaining $810.0 million aggregate principal amount of senior notes, senior discount notes and senior subordinated notes will be due in 2008.

      In connection with the initial public offering, we amended our senior credit facilities to allow for the offering and other transactions, to increase the amount of incremental term loan availability to $150.0 million from $75.0 million, as well as to increase the available revolving portion to $235.0 million from $160.0 million.

      As of March 31, 2002, Sunrise had total debt and redeemable preferred stock of approximately $214.3 million, including redemption premium obligations. We have cancelled approximately $78.3 million of Sunrise indebtedness at March 31, 2002 through a equity-for-debt exchange with affiliates of Hicks Muse, and have used a portion of the proceeds from the IPO and related transactions to repay the remaining $136.0 million of Sunrise debt.

      Based on the current level of our operations and anticipated future growth, both internally generated as well as through acquisitions, we believe that our cash flows from operations, together with available borrowings under our senior credit facilities together with refinancings of our indebtedness, will be sufficient to meet our anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments.

Risks Associated with Business Activities

Our operating results are primarily dependent on advertising revenues and, as a result, we may be more vulnerable to economic downturns than businesses in other industries.

      Our operating results are primarily dependent on advertising revenues. The success of our operations depends in part upon factors beyond our control, such as:

  national and local economic conditions;
  the availability of coverage of political events and high profile sporting events, such as the Olympics, the Super Bowl and the NCAA Men's Basketball Tournament;
  the relative popularity of the programming on our stations;
  the demographic characteristics of our markets; and
  the activities of our competitors.

     We cannot assure you that our programming will attract sufficient targeted viewership or that we will achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenues to decline. In addition, we and those that we rely on for programming may not be able to anticipate and react effectively to shifts in viewer tastes and interests in the our markets.

We are dependent to a significant degree on automotive advertising.

     Approximately 21%, 22% and 26% of our total net revenues for the years ended December 31, 2001, 2000 and 1999, respectively, consisted of automotive advertising. A significant decrease in these revenues in the future could materially and adversely affect our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations and affect the value of shares of our class A common stock.

We have a substantial amount of debt, which could adversely affect our financial condition, liquidity and results of operations, reduce our operating flexibility and put us at greater risk for default and acceleration of our debt.

     As of March 31, 2002, LIN TV Corp. and LIN Holdings Corp. had approximately $1.1 billion of consolidated indebtedness and approximately $348.2 million of consolidated stockholders' equity. LIN Telvision Corporation had approximately $697.5 million of consolidated indebtedness and approximately $699.3 million of consolidated stockholders' equity. In addition, we may incur additional indebtedness in the future. Accordingly, we will continue to have significant debt service obligations.

     Our large amount of indebtedness could, for example:

  require us to use a substantial portion of our cash flow from operations to pay indebtedness and reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate activities;
  limit our ability to obtain additional financing in the future;
  exposes us to greater interest rate risk since the interest rates on certain of our borrowings, including amounts borrowed under our senior credit facilities, vary; and
  impair our ability to successfully withstand a downturn in our business or the economy in general and place us at a disadvantage relative to our less leveraged competitors.

     Any of these consequences could have a material adverse effect on our business, liquidity and results of operations. In addition, our debt instruments require us to comply with covenants, including those that restrict the ability of certain of our subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, make investments, make acquisitions, engage in mergers or consolidations and make capital expenditures, that will restrict the manner in which we conducts our business and may impact our operating results. Our failure to comply with these covenants could result in events of default, which, if not cured or waived, would permit acceleration of our indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-default provisions. In the past, we have obtained amendments with respect to compliance with financial ratio tests in our senior credit facilities. We cannot assure you that any consents or amendments that may be required in the future will be available on reasonable terms, if at all.

We have a history of net losses and a substantial accumulated deficit.

     LIN TV Corp. and LIN Holdings Corp. have had net losses of $61.7 million, $34.2 million and $34.0 million for the years ended December 31, 2001, 2000 and 1999, respectively, primarily as a result of their amortization of intangible assets and debt service obligations. In addition, as of March 31, 2002, LIN TV Corp. and LIN Holdings Corp. had an accumulated deficit of $213.7 million. We cannot assure you that we will be able to achieve or maintain our profitability.

     LIN Television has had net losses of $39.7 million, $17.5 million and $18.8 million for the years ended December 31, 2001, 2000 and 1999, respectively, primarily as a result of its amortization of intangible assets and debt service obligations. In addition, as of March 31, 2002, LIN Television had an accumulated deficit of $120.8 million. We cannot assure you that it will be able to achieve or maintain its profitability.

We may not be able to generate sufficient cash flow to meet our debt service obligations, forcing us to refinance all or a portion of our indebtedness, sell assets or obtain additional financing.

     Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance its indebtedness, will depend on our future performance, which, to a certain extent, will be subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate sufficient cash flow from operations in the future to pay our indebtedness or to fund its other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, on or before maturity, sell assets or obtain additional financing. We may not be able to refinance any of our indebtedness on commercially reasonable terms, if at all. In addition, on March 1, 2003, LIN Holdings Corp. will be required to redeem $125.0 million in aggregate principal amount of their 10% senior discount notes due 2008. If we are unable to generate sufficient cash flow or refinance our indebtedness on commercially reasonable terms, we may have to seek to restructure our debt obligations.

We have a material amount of intangible assets, and if we are required to write down intangible assets in future periods to comply with new accounting standards, it would reduce our net income, which in turn could materially and adversely affect our results of operations and the trading price of our class A common stock.

     Approximately $1.6 billion, or 78.5%, of our total assets as of March 31, 2002, consists of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which became effective for us on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and broadcast licenses, and the introduction of impairment testing in its place. In addition, the standard includes provisions for the reclassification under limited circumstances of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of identifiable intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. Pursuant to SFAS No. 142, we have completed a transitional test of our goodwill and broadcast licenses for impairment and recorded an impairment charge of $47.2 million as a cumulative effect of an accounting change during the first quarter of 2001. In addition, we have established a valuation allowance against certain of our deferred tax assets in the absence of the reversal of taxable temporary differences associated with goodwill and broadcast licenses amortization.

We intend to pursue a growth strategy through acquisitions of television stations, which could pose certain risks and increase our leverage.

     We intend to pursue selective acquisitions of television stations with the goal of improving their operating performance by applying our management's business and growth strategy. However, we may not be successful in identifying attractive acquisition targets. Inherent in any future acquisitions are certain risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, that could have a material adverse effect on our operating results, particularly during the period immediately following any acquisitions. We may not be able to successfully implement effective cost controls, increase advertising revenues or increase audience share with respect to any acquired station. In addition, our future acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management's attention from the operation of our business.

      In addition, television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions and potentially require us to divest some television stations if the FCC believes that a proposed acquisition would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations. The recent acquisition of Sunrise may further limit our ability to consummate future transactions due to FCC regulations that restrict the number of television stations a licensee can own in a market.

Broadcast interests of our affiliates, including Hicks Muse, may be attributable to us and may limit our ability to acquire television stations in particular markets, restricting our ability to execute our growth strategy.

     The number of television stations we may acquire in any market is limited by FCC rules and may vary depending upon whether the interests in other television stations or other media properties of individuals affiliated with us are attributable to those individuals under FCC rules. The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. The broadcast or other media interests of our officers, directors and 5% or greater voting stockholders are generally attributable to us, which may limit our acquisition or ownership of television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of an otherwise nonattributable equity or debt interest in a licensee which is in excess of 33% of the total debt and equity of the licensee, will nonetheless be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station, cable system or newspaper in the same market. Affiliates of Hicks Muse currently beneficially owns approximately 23,580,874 shares of our class B common stock, which represents approximately 47.5% of its capital stock. Pursuant to FCC rules and regulations, non-voting stock does not generally create an attributable interest. As a result, due to the fact that affiliates of Hicks Muse only own shares of our class B common stock, we believe that none of its stations will be attributed to Hicks Muse and that no stations attributed to Hicks Muse will be attributed to us. However, if affiliates of Hicks Muse elect to convert their shares of class B common stock into either our class A common stock or class C common stock, under current FCC rules and regulations, the stations that are attributable to Hicks Muse would be attributed to us. In addition, the FCC has stated that it reserves the authority, in an appropriate case, to declare as being attributable an unusual combination of otherwise nonattributable interests.

Hicks Muse and its affiliates, whose interests may differ from your interests, have approval rights with respect to significant transactions and could convert their equity interests in the Company into a majority of its voting power, thereby reducing your voting power.

      Hicks Muse and its affiliates will have the ability to convert shares of our nonvoting class B common stock into class A common stock, subject to the approval of the FCC. If this occurs, affiliates of Hicks Muse would own approximately 47.5% of our voting equity interests and will effectively have the ability to elect our entire board of directors and to approve or disapprove any corporate transaction or other matters submitted to our stockholders for approval, including the approval of mergers or other significant corporate transactions. The interests of Hicks Muse and its affiliates may differ from the interests of our other stockholders and Hicks Muse and its affiliates could take actions or make decisions that are not in your best interests.

      For example, Hicks Muse is in the business of making significant investments in existing or newly formed companies and may from time to time acquire and hold controlling or non-controlling interests in television broadcast assets, such as its existing investment in businesses like Clear Channel Communications, Inc., that may directly or indirectly compete with us for advertising revenues. Hicks Muse and its affiliates may from time to time identify, pursue and consummate acquisitions of television stations or other broadcast related businesses that may be complementary to our business and therefore such acquisition opportunities may not be available to us.

     In addition, affiliates of Hicks Muse, as the holders of our class B common stock, have the right to approve, among other things, the issuance or repurchase of any of our securities, the sale or acquisition of any asset or the incurrence of any indebtedness with a value of 10% or more of the fair market value of our common equity securities, our merger or consolidation with another company or any transaction that is not in the ordinary course of business. Hicks Muse also has an assignable right, under certain conditions, to acquire the outstanding shares of our class C common stock.

     Moreover, Royal W. Carson, III and Randall S. Fojtasek, two of our directors, together own all of our class C common stock and therefore possess 70% of its combined voting power. Accordingly, Messrs. Carson and Fojtasek have the power to elect our entire board of directors and to approve or disapprove any corporate transaction or other matter submitted to our stockholders for approval, including the approval of mergers or other significant corporate transactions. Both of Messrs. Carson and Fojtasek have prior business relations with Hicks Muse. Mr. Carson is the President of Carson Private Capital Incorporated, an investment firm that sponsors funds-of-funds and dedicated funds that have invested substantially all of the net capital of these funds in investment funds sponsored by Hicks Muse or its affiliates. Mr. Carson also serves on an advisory board representing the interests of limited partners of Hicks, Muse, Tate & Furst Europe Fund, L.P., which is sponsored by Hicks Muse. Hicks, Muse, Tate & Furst Europe Fund does not have an investment in us. Until its sale in 1999, Mr. Fojtasek was the Chief Executive Officer of Atrium Companies, Inc., which was principally owned by Hicks Muse or its affiliates. Affiliates of Hicks Muse have invested as limited partners in Brazos Investment Partners LLC, a private equity investment firm of which Mr. Fojtasek is a founding member.

If we are unable to compete effectively, our revenue could decline.

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

It will be difficult to us take over, which could adversely affect the trading price of our class A common stock.

     Affiliates of Hicks Muse effectively determine whether a change of control will occur because of their rights through their ownership of all of the shares of our class B common stock or through their voting power, if they convert their shares of class B common stock into class A common stock or class C common stock. Moreover, provisions of Delaware corporate law and our bylaws and certificate of incorporation, including the 70% voting power rights of our class C common stock held by Messrs. Carson and Fojtasek, make it more difficult for a third party to acquire control of us, even if a change of control would benefit you. These provisions and controlling ownership by affiliates of Hicks Muse could also adversely affect the public trading price of our class A common stock.

The loss of network affiliation agreements could materially and adversely affect our results of operations.

     The non-renewal or termination of a network affiliation agreement could have a material adverse effect on us. Each of the networks generally provide our affiliated stations with up to 22 hours of prime time programming per week. In return, our stations broadcast network-inserted commercials during that programming and often receive cash payments from networks, although in some circumstances, we make cash payments to networks.

     In addition, certain of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances, including as a result of a change of control of our affiliated stations, which would generally result upon the acquisition of 50% of our voting power. In the event that affiliates of Hicks Muse elect to convert the shares of class B common stock held by them into shares of either class A common stock or class C common stock, such conversion may result in Hicks Muse and its affiliates acquiring more than 50% of our voting power and, thus, result in a change of control of our stations with network affiliation agreements. Some of the networks with which our stations are affiliated have required other broadcast groups, upon renewal of affiliation agreements, to reduce or eliminate network affiliation compensation and, in certain cases, to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. Consequently, our affiliation agreements may not all remain in place and each network may not continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. If this occurs, we would need to find alternative sources of programming, which may be less attractive and more expensive. We have obtained approvals with respect to the network affiliation agreements for all acquired Sunrise stations and we are currently in negotiations with FOX with respect to two expired affiliation agreements.

The General Electric Capital Corporation note could result in significant liabilities and could trigger a change of control under our existing indebtedness, causing our indebtedness to become immediately due and payable.

     General Electric Capital Corporation, or GECC, provided debt financing for a joint venture between us and NBC, a sister corporation of GECC, in the form of an $815.5 million, non-amortizing senior secured note due 2023. In the event that such note is not extended or otherwise refinanced when the note matures in 2023, we expect that, assuming current federal marginal tax rates remain in effect, our tax liability related to the joint venture transaction will be approximately $255.0 million. The formation of the joint venture was intended to be tax-free to us. However, any early repayment of the note will accelerate this tax liability, which could have a material adverse effect on us. In addition, if an event of default occurs under the note, and GECC is unable to collect all amounts owed to it after exhausting all commercially reasonable remedies against the joint venture, including during the pendency of any bankruptcy involving the joint venture, GECC may proceed against us to collect any deficiency, including by foreclosing on the stock of LIN Holdings and its subsidiaries, which could trigger the change of control provisions under the Company's existing indebtedness.

     Annual cash interest payments on the note are approximately $66.2 million. There are no scheduled payments of principal due prior to 2023, the stated maturity of the note. The obligations under the note were assumed by the joint venture, and we utilized the proceeds of the note to finance a portion of the cost of Hicks Muse's acquisition of us. The note is not our obligation or the obligation of any of our subsidiaries and is recourse only to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and other equity interest in the joint venture, to us pursuant to a guarantee.

     An event of default under the note will occur if the joint venture fails to make any scheduled payment of interest, within 90 days of the date due and payable, or principal of the note on the maturity date. The joint venture has established a cash reserve of $10.0 million for the purpose of making interest payments on the note when due. Both NBC and us have the right to make a shortfall loan to the joint venture to cover any interest payment. However, if the joint venture fails to pay principal or interest on the note, and neither NBC nor us make a shortfall loan to cover the interest payment, an event of default would occur under the note and GECC could accelerate the maturity of the entire amount due under the note. Other than the acceleration of the principal amount of the note upon an event of default, prepayment of the principal of the note is prohibited prior to its stated maturity.

Risks Related to Our Industry

Our industry is subject to significant programming costs and increased programming costs could adversely affect our operating results.

     Our industry is subject to significant syndicated programming costs. We may be exposed in the future to increased syndicated programming costs which may adversely affect its operating results. We often acquires program rights two or three years in advance, making it difficult for us to accurately predict how a program will perform. In some instances, we may have to replace programs before their costs have been fully amortized, resulting in write-offs that increase station operating costs.

Recently-enacted campaign finance legislation and pending election law reform proposals may substantially limit political advertising, upon which we heavily relies.

     Recently-enacted campaign finance legislation restricts spending by candidates, political parties, independent groups and others on political advertising and imposes significant reporting and other burdens on political advertising. The legislation, which will become effective in November 2002, is subject to judicial review and is currently being challenged in the courts. Unless overturned, this legislation could have an adverse effect on us by decreasing advertising revenue in connection with political campaigns. The same would be true if certain election reform proposals, which would require deeper discounts of time sold to political candidates, are enacted.

Our industry is subject to significant regulation and we must maintain our broadcast licenses to operate.

     Television stations are subject to significant regulation by the FCC under the Communications Act of 1934. The issuance, renewal or transfer of television broadcast station licenses requires FCC approval. The failure to renew our licenses could prevent us from operating the affected stations. If the FCC included conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected station.

     In addition, if we or any of our officers, directors or significant stockholders materially violate the FCC's rules and regulations or are convicted of a felony or are found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition from a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us, which could involve the imposition of monetary penalties, the revocation of our broadcast licenses or sanctions. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the television station only after we had exhausted all administrative and judicial review without success. We have no reason to believe that the FCC will not continue to renew our licenses without material conditions or qualifications, but if the FCC does not do so, our revenues and cash flow would suffer materially.

Changes in FCC regulations may not allow us to continue to operate our local marketing agreements or could increase competition within the markets in which we operate.

     FCC ownership rules currently impose significant limitations on the ability of broadcast licensees to have attributable ownership interests in other media properties. These restrictions include a national limit of broadcast television stations with an aggregate audience reach of 35% of all households. These restrictions also include a variety of local limits on ownership, such as a limit of one television station in medium and smaller markets and two stations in larger markets, known as the duopoly rule, prohibitions on ownership of a daily newspaper or a cable system and television station in the same market and limits of four to eight radio stations and one television station in the same market. These regulations currently prevent us from entering dual-station ownership and cross-ownership arrangements in various attractive markets. In particular, the regulations currently prevent us from directly owning the stations we operate under grandfathered local marketing agreements in Austin and Providence and could require us to discontinue those local marketing agreements upon the conclusion of an FCC proceeding which may be initiated in 2004. In 2001, we had net revenues of $19.7 million, or 5.9%, attributable to those local marketing agreements.

     In two recent decisions, the United States Court of Appeals for the District of Columbia Circuit found three of the FCC's ownership rules, including the 35% national cap, the duopoly rule and the prohibition on ownership of cable system and broadcast station in the same local market to be arbitrary and capricious. On April 19, 2002, the FCC filed a petition for rehearing or rehearing en banc with the United States Court of Appeals for the District of Columbia Circuit seeking reconsideration of the Court's decision regarding the 35% ownership rule and cable/broadcast cross-ownership rules. In particular, the FCC has asked the Court to reconsider its interpretation of the provision of the Telecommunications Act that requires the FCC to review its ownership rules biennially. In addition, the decision relating to the duopoly rule may also be subject to further judicial proceedings. Pending the resolution of these proceedings and possible further FCC review, the 35% ownership rule and the duopoly rule will remain in place. We cannot predict the ultimate outcome of these proceedings. Relaxation of the duopoly rule may permit either co-ownership of our local marketing agreement stations or indefinite continuation of the local marketing agreements as well as the creation of dual-station combinations in other markets. Relaxation of the other rules would create the prospect of attractive cross-media combinations. But these changes could also create additional competition for us from competitors such as national broadcast networks, large station groups, cable operators or newspaper owners who are better positioned to take advantage of such changes and benefit from the resulting operating synergies both nationally and in specific local markets.

Changes in technology may impact our long-term success and ability to compete.

     The FCC has adopted rules for implementing advanced television, commonly referred to as "digital" television, in the United States. Our conversion to digital television will require additional capital expenditures, which we anticipate will be $12.0 million in 2002, or $16.0 million in 2002 if we acquire Sunrise's North Dakota stations, and operating costs. Implementation of digital television will improve the technical quality of over-the-air broadcast television. It is possible, however, that conversion to digital operations may reduce a station's geographical coverage area. We believe that digital television is essential to our long-term viability and the broadcast industry, but we cannot predict the precise effect digital television might have on our business. The FCC has levied fees on broadcasters with respect to non-broadcast uses of digital channels, including data transmissions or subscriber services.

     Further advances in technology may also increase competition for household audiences and advertisers. We are unable to predict the effect that technological changes will have on the broadcast television industry or the future results our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk from changes in interest rates principally with respect to its senior credit facilities, which are priced based on certain variable interest rate alternatives. There was approximately $192.3 million outstanding as of March 31, 2002 under our senior credit facilities.

      Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical 1 percent increase in the floating rate used as the basis for the interest charged on the senior credit facility as of March 31, 2002 would result in an estimated $1.9 million increase in annualized interest expense assuming a constant balance outstanding of $192.3 million.

      We use derivative instruments to manage this and other exposures to interest rate risks. Our objective for holding derivatives is to minimize our interest rate risk.

     We use interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS No. 133, in the notional amount of $390.0 million and $430.0 at March 31, 2002 and December 31, 2001, respectively, to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facility and fixed rate senior notes. The aggregate fair value of the arrangements at March 31, 2002 was a liability of $4.4 million. Other (income) expense for the period ended March 31, 2002 includes $1.1 million income from the marking-to-market of these derivative instruments. We do not use derivative instruments for speculative or trading purposes.

      We are also exposed to market risk related to changes in the interest rates through its investing activities. Our cash equivalents consist solely of investments in high-grade commercial bank money market accounts. A hypothetical 10% increase or decrease in interest rates would not have a material impact on the carrying value of ou cash equivalents due to their immediate available liquidity or their short term maturity. In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates.

Part II: Other Information

Item 1. Legal Proceedings

      We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.

Item 2. Changes in Securities and Use of Proceeds

     The effective date of our registration statement, filed on Form S-1 (Commission File No. 05-0501252) under the Securities Act of 1933, relating to our initial public offering of the Company's class A common stock, was May 2, 2002. A total of 19,550,000 shares were sold in the offering for an aggregate amount of $430.1 million. The managing underwriters for this offering were Deutsche Bank Securities Inc., Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation and Morgan Stanley & Co. Incorporated.

      The initial public offering commenced on May 3, 2002. The offering price was $22.00 per common share, or gross proceeds of $430.1 million. The underwriting discounts and commissions and other expenses totaled approximately $27.4 million.

      In connection with this offering, we also redeemed our preferred interest in Southwest Sports Group Holdings LLC, an affiliate of Hicks Muse, for approximately $60.8 million, including accumulated interest in cash and acquired Sunrise in a merger.

      Upon the consummation of the merger, we entered into an amended and restated asset purchase agreement with Smith Television of North Dakota, Inc. and Smith Television of North Dakota License Holdings, Inc., in which we sold the the broadcast license for television stations KVLY-TV, Fargo, North Dakota, KFYR-TV, Bismarck, North Dakota and its three satellite stations KMOT-TV, Minot, North Dakota, KUMV-TV, Williston, North Dakota and KQCD-TV, Dickinson, North Dakota, for $1.0 million and agreed to sell substantially all of the remaining assets of the stations for $35.0 million. The total purchase price will be settled by approximately $28.9 million in cash and a promissory note in the amount of $7.1 million.

      Net proceeds from our intial public offering were approximately $402.7 million. We intend to use the net proceeds from this offering, together with other available funds from the other transactions, as described in the table below, which reflects amounts as of March 31, 2002.

Cash Sources

(in millions)

Gross proceeds of the initial public offering	$430.1
Proceeds from redemption of Southwest Sports Group preferred units	60.8	(a)
Proceeds from disposition of the North Dakota stations	28.9

Total	$519.8

Cash Uses

(in millions)

LIN TV Corp.:
Senior credit facilities	$192.6
Sunrise/STC Broadcasting:
Senior credit facilities	21.3
11% senior subordinated notes due 2007	108.0	(b)
14% senior subordinated notes due 2008	3.5	(c)
14% redeemable preferred stock	10.2	(d)
Discounts, commissions and other expenses	27.4
Cash payments to Hicks Muse affiliates	6.2	(e)
Cash and cash equivalents	150.6

Total	$519.8

(a)	Includes $10.8 million of accumulated interest on Southwest Sports Group preferred units from through May 8, 2002, the redemption date.

(b)	Includes accretion and accrued interest through May 8, 2002, the redemption date.

(c)	Excludes $31.2 million of the Sunrise 14% senior subordinated notes, as of May 2, 2002, that affiliates of Hicks Muse have acquired and exchanged for shares of our class B common stock.

(d)	Excludes $50.9 million of the STC Broadcasting 14% redeemable preferred stock, as of May 2, 2002, that affiliates of Hicks Muse have acquired and exchanged for shares of our class B common stock. Includes accretion and accrued interest through May 8, 2002, the redemption date.

(e)	Payment related to the amendment of our financial advisory agreement and the termination of our monitoring and oversight agreement with Hicks Muse Partners.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

2.1		—	Agreement and Plan of Merger among Sunrise Television Corp. and LIN TV Corp. dated as of February 19, 2002.†
2.2		—	First Amendment to Agreement and Plan of Merger, dated as of March 29, 2002, between LIN TV Corp. and Sunrise Television Corp.††††
10.1		—	First Amendment to Amended and Restated Credit Agreement, dated as of January 23, 2002 among LIN Holdings Corp., LIN Television Corporation, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent, Swingline Lender and Issuing Lender, and the other Lenders named therein.†
10.1.	1	—	Second Amendment to Amended and Restated Credit Agreement, dated as of April 24, 2002 among LIN Holdings Corp., LIN Television Corporation, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as administrative agent, as Issuing Lender and as Swingline Lender, the Bank of Nova Scotia and Bank of America, N.A., as Co-Documentation Agents and The Bank of New York and Fleet National Bank, as Co-Syndication Agents.†
10.2		—	Amended and Restated Financial Advisory Agreement, dated as of February 20, 2002, among LIN Television Corporation, LIN Holdings Corp., LIN TV Corp. and Hicks, Muse & Co. Partners, L.P.†††
10.2.	1	—	First Amendment to Amended and Restated Financial Advisory Agreement, dated as of April 30, 2002, by and among LIN Television Corporation, LIN Holdings Corp., LIN TV Corp., Ranger Equity Holdings A Corp., Ranger Equity Holdings B Corp., and Hicks, Muse & Co. Partners, L.P.†
10.3		—	Termination and Release Agreement, dated as of February 20, 2002, by and among LIN Television Corp., LIN TV Corp., LIN Holdings Corp. and Hicks, Muse & Co. Partners, L.P.†††
10.3	.1	—	First Amendment to Termination and Release Agreement, dated as of April 30, 2002, by and among LIN Television Corporation, LIN Holdings Corp., LIN TV Corp., Ranger Equity Holdings A Corp., Ranger Equity Holdings B Corp., and Hicks, Muse & Co. Partners, L.P.†
10.21		—	Exchange Agreement, dated as of February 19, 2002, by and among Hicks, Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P. and LIN TV Corp.††
10.21	.1	—	Amended and Restated Exchange Agreement dated as of April 30, 2002 by and among Hicks, Muse, Tate & Furst Equity Fund III, L.P., HM3 Coinvestors, L.P. and LIN TV Corp.†
10.22		—	LIN TV Corp. 2002 Stock Plan.†
10.23		—	LIN TV Corp. 2002 Non-Employee Director Stock Option Plan.†
10.24		—	LIN TV Corp. 2002 Employee Stock Purchase Plan.†
99.1		—	Director nominee consent, dated February 19, 2002 by Mr. William S. Banowsky, Jr.†††††
99.2		—	Director nominee consent, dated February 19, 2002 by Mr. William Cunningham.†††††
99.3		—	Director nominee consent, dated April 18, 2002 by Antoinette Cook Bush.††
99.4		—	Director nominee consent, dated April 19, 2002 by Wilma H. Jordan.††

†	Incorporated by reference to the Amendment No. 4 of Registration Statement on Form S-1 of LIN TV Corp., dated May 2, 2002, File No. 001-31311.

††	Incorporated by reference to the Amendment No. 3 of Registration Statement on Form S-1 of LIN TV Corp., dated April 22, 2002, File No. 001-31311.

†††	Incorporated by reference to the Amendment No. 2 of Registration Statement on Form S-1 of LIN TV Corp., dated April 12, 2002, File No. 001-31311.

††††	Incorporated by reference to the Amendment No. 1 of Registration Statement on Form S-1 of LIN TV Corp., dated April 3, 2002, File No. 001-31311.

††††	Incorporated by reference to the Registration Statement on Form S-1 of LIN TV Corp., dated February 22, 2002, File No. 001-31311.

Reports on Form 8-K:

      On January 7, 2002, LIN Holdings Corp. and LIN Television Corporation filed a Current Report on Form 8-K in connection with the announcement that LIN Television would assume the management of six stations from STC Broadcasting, Inc.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp., LIN Holdings Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN HOLDINGS CORP.
LIN TELEVISION CORPORATION

Dated: May 15, 2002	By: /s/ William A. Cunningham

William A. Cunningham
Vice President and Controller
(Principal Accounting Officer)

Index to Financial Statements

Item 1. Financial Statements

LIN Holdings Corp.
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

LIN Television Corporation
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

LIN HOLDINGS CORP.
Condensed Consolidated Balance Sheets
(In thousands‚ except share data)

	March 31‚	December 31‚
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 10,820	$ 17,236
Accounts receivable‚ less allowance for doubtful accounts
(2002 - $1‚827; 2001 - $1‚802)	46,798	58,256
Program rights	13,228	14,696
Other current assets	2,639	1,603

Total current assets	73,485	91,791
Property and equipment‚ net	163,805	163,051
Deferred financing costs	33,059	34,567
Equity investments	85,110	82,594
Investment in Southwest Sports Group‚ at cost plus accrued interest	56,750	56,000
Program rights	4,449	5,448
Intangible assets‚ net	1,550,353	1,592,463
Other assets	9,122	10,372

Total Assets	$ 1,976,133	$ 2,036,286

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 6,142	$ 7,751
Program obligations	10,957	13,265
Accrued income taxes	5,466	5,481
Current portion of long-term debt	125,000	--
Accrued interest expense	5,947	19,502
Accrued sales volume discount	873	3,820
Other accrued expenses	10,966	14,267

Total current liabilities	165,351	64,086
Long-term debt‚ excluding current portion	951,160	1,056,223
Deferred income taxes, net	497,303	495,717
Program obligations	5,291	5,523
Other liabilities	8,829	10,083

Total liabilities	1,627,934	1,631,632

Stockholders' equity:
Common stock‚ $0.01 par value: 1‚000 shares authorized‚
issued and outstanding	--	--
Additional paid-in capital	561,808	561,854
Accumulated deficit	(213,609)	(157,200)

Total stockholders' equity	348,199	404,654

Total liabilities and stockholders' equity	$ 1,976,133	$ 2,036,286

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN HOLDINGS CORP.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands‚ except per share amounts)

	Three Months Ended March 31‚

	2002	2001

Net revenues	$ 62,523	$ 58,028
Operating costs and expenses:
Direct operating	19,957	19,737
Selling‚ general and administrative	15,864	15,647
Corporate	2,128	2,390
Amortization of program rights	4,682	5,366
Depreciation and amortization of intangible assets	5,722	16,266

Total operating costs and expenses	48,353	59,406

Operating income (loss)	14,170	(1,378)

Other (income) expense:
Interest expense	25,397	22,411
Investment income	(1,063)	(930)
Share of (income) loss in equity investments	(1,415)	1,386
(Gain) loss on derivative instruments	(1,144)	1,862
Other‚ net	(75)	(205)

Total other expense‚ net	21,700	24,524

Loss before provision for (benefit from) income taxes	(7,530)	(25,902)
Provision for (benefit from) income taxes	18,190	(4,127)

Loss before cumulative effect of change in accounting principle	(25,720)	(21,775)

Cumulative effect of change in accounting principle‚ net of tax benefit of $16‚525	30,689	--

Net loss	$ (56,409)	$ (21,775)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN HOLDINGS CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31‚

	2002	2001

Net cash provided by (used in) operating activities	$ (3,733)	$ (834)

INVESTING ACTIVITIES:
Capital expenditures	(5,202)	(3,624)
Proceeds from disposals of property and equipment	63	--
Investment in Banks Broadcasting‚ Inc.	(1,100)	--
Other investments	--	(1,015)
Capital distributions from equity investments	--	4,789
Payments for business combinations‚	(5,869)	--
Local marketing agreement expenditures	(500)	--

Net cash (used in) provided by investing activities	(12,608)	150

FINANCING ACTIVITIES:
Net payments on exercises of phantom stock units	(75)	--
Proceeds from (payment on) long term debt	10,000	(213)

Net cash provided by (used in) financing activities	9,925	(213)

Net increase (decrease) in cash and cash equivalents	(6,416)	(897)
Cash and cash equivalents at the beginning of the period	17,236	7,832

Cash and cash equivalents at the end of the period	$ 10,820	$ 6,935

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN Holdings Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation:

      LIN Holdings Corp. ("LIN Holdings"), together with its subsidiaries, including LIN Television Corporation ("LIN Television") (together, the "Company"), is a television station group operator in the United States and Puerto Rico. LIN Holdings and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"). LIN TV Corp. is the parent company of LIN Holdings and its subsidiaries.

      These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the LIN Holdings and LIN Television annual reports on Form 10-K for the fiscal year ended December 31, 2001.

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

      The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectability of accounts receivable and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 2 — Business Combinations:

     The Company acquired the broadcast licenses and certain operating assets of WOTV-TV and WVBT-TV during the first quarter of 2002. These business combinations were funded by available cash and were accounted for under the purchase method of accounting. The Company has been operating WOTV-TV and WVBT-TV, under local marketing agreements, since October 30, 1991 and December 14, 1994, respectively. The following table summarizes these acquisitions (in thousands):

	WOTV-TV	WVBT-TV	Total

Acquisition date	January 29‚ 2002	January 31‚ 2002

Fair Value of Assets acquired:
Broadcast licenses	$ 1,556	$ 3,022	$ 4,578
Property and equipment	1,291	--	1,291

Total purchase price, including direct acquisition expense	$ 2,847	$ 3,022	$ 5,869

     Pro forma statements of operations for the periods ended March 31, 2002 and 2001 would not differ materially from reported results.

Note 3 — Equity Investments:

     The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures at March 31, 2002 and December 31, 2001 (in thousands):

	March 31‚ 2002	December 31‚ 2001

NBC joint venture	$ 57,784	$ 56,259
WAND (TV) Partnership	13,514	13,458
Banks Broadcasting‚ Inc.	13,812	12,877

	85,110	82,594
Southwest Sports Group	56,750	56,000

	$ 141,860	$ 138,594

      Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received no cash distributions from the joint venture in the three-month period ended March 31, 2002 and received distributions of $4.8 million in the three-month period ended March 31, 2001. The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended March 31‚

	2002	2001

Net revenues	$ 40,242	$ 35,016
Operating income	23,676	18,786
Net income (loss)	7,480	(5,576)

	March 31‚	December 31‚
	2002	2001

Current assets	$ 9,976	$ 1,939
Non-current assets	247,599	248,118
Current liabilities	906	906
Non-current liabilities	815,500	815,500

     WAND (TV) Partnership: The Company has a 33 1/3% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide certain management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due from the Company to WAND (TV) Partnership under this arrangement were approximately $512,000 for the period ended March 31, 2002. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $483,000 for the period ended March 31, 2001. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended March 31‚

	2002	2001

Net revenues	$ 1,813	$ 1,582
Operating income (loss)	165	290
Net income (loss)	169	(163)

	March 31‚	December 31‚
	2002	2001

Current assets	$ 3,072	$ 4,141
Non-current assets	34,022	34,104
Current liabilities	525	1,846

     Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide certain management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks Broadcasting, Inc. under this arrangement were approximately $931,000 and $236,000 as of March 31, 2002 and 2001, respectively. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

	Three Months Ended March 31‚

	2002	2001

Net revenues	$ 1,129	$ 1,071
Operating loss	(498)	(169)
Net loss	(331)	(346)

	March 31‚	December 31‚
	2002	2001

Current assets	$ 3,166	$ 2,969
Non-current assets	28,908	27,903
Current liabilities	1,871	2,481
Non-current liabilities	702	760
Redeemable preferred stock	298	298

Note 4 — Intangible Assets:

     The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	March 31‚ 2002	December 31‚ 2001

Amortized Intangible Assets:
LMA purchase options	$ 500	$ 1,125
Accumulated amortization	--	(1,125)

	500	--

Unamortized Intangible Assets:
Broadcast licenses	960,368	1,002,978
Goodwill	589,485	589,485

	1,549,853	1,592,463

Total intangible assets	$ 1,550,353	$ 1,592,463

     Aggregate amortization expense for the three months ended March 31, 2001 was $10.8 million. There was no amortization expense for the three months ended March 31, 2002.

     There was no amortization expense recorded on the local marketing agreements ("LMA") purchase option during the first quarter of 2002, as the option was acquired at the end of the period. The Company expects that the LMA purchase option will be fully amortized at December 31, 2002.

     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", the Company has discontinued the amortization of goodwill and broadcast licenses. As required by SFAS No. 142, the Company has also completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002. The transitional impairment test for broadcast licenses consisted of a comparison of the fair value of broadcast licenses with carrying amount on a station by station basis using a discounted cash flow valuation method that excludes network compensation payments, assuming a hypothetical startup whose only asset is its broadcast license. Where the carrying amount was less than fair value, an impairment loss was recognized and recorded as a cumulative effect of a change in accounting principle in accordance with the provisions of SFAS No. 142. Based on this test, an impairment loss of $47.2 million ($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value.

     The first step of the goodwill transitional impairment test compared the fair value of a station with its carrying amount, including goodwill. The fair value of a station was determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflected historical performance of the station and prevailing values in the markets for broadcasting properties. As the fair value of the stations exceeded their carrying value amounts, goodwill is not considered impaired.

     The following table shows, on a pro forma basis, what the Company's net loss would have been if the new accounting standards had been applied to the prior year period, net of tax benefit (in thousands):

	March 31‚ 2002	March 31‚ 2001

Reported net loss	$ (56,409)	$ (21,775)
Addback: goodwill amortization	--	2,651
Addback: broadcast license amortization	--	4,289

Adjusted net loss	$ (56,409)	$ (14,835)

Note 5 — Derivative Instruments:

     The Company uses derivative instruments to manage exposure to interest rate risks. The Company uses interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS No. 133, in the notional amount of $390.0 million and $430.0 million at March 31, 2002 and December 31, 2001, respectively, to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facility and fixed rate senior notes. The aggregate fair value of the arrangements at March 31, 2002 was a liability of $4.4 million. Other (income) expense for the period ended March 31, 2002 includes a $1.1 million gain from the marking-to-market of these derivative instruments.

Note 6 — Long-Term Debt:

     Long-term debt consisted of the following (in thousands):

	March 31‚ 2002	December 31‚ 2001

Senior Credit Facilities	$ 192,301	$ 182,300
$300‚000‚ 8 3/8% Senior Subordinated Notes due 2008
(net of discount of $416 and $432 at March 31‚ 2002 and December 31‚ 2001‚ respectively)	299,584	299,568
$325‚000‚ 10% Senior Discount Notes due 2008
(net of discount of $27‚780 and $34‚935 at March 31‚ 2002 and December 31‚ 2001‚ respectively)	297,220	290,065
$210‚000‚ 8% Senior Notes due 2008
(net of discount of $6‚873 and $7‚165 at March 31‚ 2002 and December 31‚ 2001‚ respectively)	203,127	202,835
$100‚000‚ 10% Senior Discount Notes due 2008
(net of discount of $18‚572 and $21‚045 at March 31‚ 2002 and December 31‚ 2001‚ respectively)	81,428	78,955
$2‚500‚ 7% STC Broadcasting Note due 2006	2,500	2,500

Total debt	1,076,160	1,056,223

Less current portion	(125,000)	--

Total long-term debt	$ 951,160	$ 1,056,223

     On April 24, 2002, LIN Television obtained certain amendments to its existing Senior Credit Facilities which (i) increased the aggregate amount available under the Incremental Term Loans from $75.0 million to $150.0 million (ii) increased the amount available under the revolving portion of the Senior Credit Facilities from $160.0 million to $235.0 million and (iii) provided for the amendment of certain financial covenants and financial ratio requirements.

     On May 8, 2002, the Company repaid all of the outstanding indebtness due under the senior credit facilities from proceeds of its initial public offering. (See Note 9 - Subsequent Events).

Note 7 — Related Party Transactions:

     Monitoring and Oversight Agreement: The Company is party to an agreement with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company's ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable, on a prospective basis, on January 1 of each calendar year to an amount equal to 1% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of the Company for the then current fiscal year. Upon the acquisition by the Company of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of the Company. In no event shall the annual fee be less than $1.0 million. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The fees were approximately $313,000 and $312,000 for the periods ended March 31, 2002 and 2001, respectively.

      Financial Advisory Agreement: The Company is also party to an agreement with Hicks Muse Partners, pursuant to which Hicks Muse Partners receives a fee equal to 1.5% of the total value of certain transactions in which the Company is involved. Transactions subject to this agreement include a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction. The Company did not incur any fees under this arrangement for the periods ended March 31, 2002 or 2001.

     In connection with its initial public offering, the Company and Hicks Muse agreed to terminate the monitoring and oversight agreement with Hicks Muse Partners and amend the financial advisory agreement with Hicks Muse Partners to eliminate the terms requiring the payment of transaction fees, in exchange for an aggregate fee of $16.0 million consisting of cash in the amount of $6.2 million, warrants to purchase 123,466 shares of LIN TV Corp.'s class B common stock and a promissory note in the amount of $7.1 million.

Note 8 —Income Taxes:

     Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liablities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, the Company recorded a non-cash charge of $19.9 million as part of its provision for income taxes to establish a valuation allowance against its deferred tax assets. This entry has no impact on the Company's cash flows.

Note 9 —Subsequent Events:

Sunrise Acquisition: On May 2, 2002, concurrent with the consummation of LIN TV Corp.'s initial public offering ("IPO"), the Company closed on the acquisition of Sunrise Television Corp ("Sunrise"). The Sunrise acquisition added seven stations to the Company's operations, six of which are owned and operated by the Company and one station that is operated under a local marketing agreement. LIN TV Corp. issued common stock and options with a value of approximately $19.7 million in exchange for Sunrise's common stock and options. In addition, affiliates of Hicks Muse acquired from a third-party the face amount, plus accrued interest and accumulated dividends, which was approximately $82.2 million as of May 2, 2002, of Sunrise's 14% redeemable preferred stock and 14% senior subordinated notes due 2007, and then exchanged these obligations for 3,736,000 million shares of LIN TV Corp.'s class B common stock . The Company used part of the proceeds from the initial public offering to repay the remaining debt of Sunrise. The Company intends to account for this transaction under the purchase method of accounting.

Initial Public Offering: On May 2, 2002, LIN TV Corp. completed the IPO, in which it issued 19,550,000 shares of common stock at a price of $22.00 per share. Proceeds totaled approximately $402.7 million, net of commissions, discounts and other offering costs of approximately $27.4 million. Proceeds from the IPO together with proceeds from the redemption of Southwest Sports Group preferred units were used to repay substantially all of the outstanding indebtedness of Sunrise, redeem all of the preferred stock of Sunrise, repay all of the outstanding indebtedness under the Company's senior credit facilities, pay discounts, commissions and other expenses, including $6.2 million to affiliates of Hicks Muse, and for general corporate purposes.

     In connection with the IPO, the Company redeemed all of its 500,000 Series A Preferred Units in Southwest Sports Group ("SSG") , by its terms, for approximately $60.8 million, including accumulated interest.

Sale of WNAC-TV: On April 22, 2002, the Company completed the sale of the broadcast license and operating assets of WNAC-TV in exchange for a $2.5 million promissory note due June 10, 2006. Interest on the note is calculated at 7% per annum and is payable annually with the first payment due on December 31, 2002. The Company continues to operate the station pursuant to a local marketing agreement.

Acquisition of WCTX: On April 29, 2002, the Company completed the acquisition of the broadcast license and certain operating assets of WCTX-TV for a total purchase price of $1.1 million. The Company accounted for this transaction under the purchase method of accounting. The Company has been operating WCTX-TV under a local marketing agreement since December 9, 1994.

LIN TELEVISION CORPORATION
Condensed Consolidated Balance Sheets
(In thousands‚ except number of shares)

	March 31‚	December 31‚
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 10,820	$ 17,236
Accounts receivable‚ less allowance for doubtful accounts
(2002 - $1‚827; 2001 - $1‚802)	46,798	58,256
Program rights	13,228	14,696
Other current assets	2,639	1,603

Total current assets	73,485	91,791
Property and equipment‚ net	163,805	163,051
Deferred financing costs	23,354	24,452
Equity investments	85,110	82,594
Investment in Southwest Sports Group‚ at cost plus accrued interest	56,750	56,000
Program rights	4,449	5,448
Intangible assets‚ net	1,550,353	1,592,463
Other assets	9,122	10,372

Total Assets	$ 1,966,428	$ 2,026,171

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 6,142	$ 7,751
Program obligations	10,957	13,265
Accrued income taxes	5,466	5,481
Current portion of long-term debt	--	--
Accrued interest expense	5,947	19,502
Accrued sales volume discount	873	3,820
Other accrued expenses	10,966	14,267

Total current liabilities	40,351	64,086
Long-term debt‚ excluding current portion	697,512	687,203
Deferred income taxes, net	506,753	522,339
LIN Holdings tax sharing obligations	8,364	8,364
Program obligations	5,291	5,523
Other liabilities	8,829	10,083

Total liabilities	1,267,100	1,297,598

Stockholders' equity:
Common stock‚ $0.01 par value: 1‚000 shares authorized‚
issued and outstanding	--	--
Additional paid-in capital	820,078	820,124
Accumulated deficit	(120,750)	(91,551)

Total stockholders' equity	699,328	728,573

Total liabilities and stockholders' equity	$ 1,966,428	$ 2,026,171

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION
Condensed Consolidated Statements of Operations
(In thousands)

	Three Months Ended March 31‚

	2002	2001

	(unaudited)

Net revenues	$ 62,523	$ 58,028
Operating costs and expenses:
Direct operating	19,957	19,737
Selling‚ general and administrative	15,864	15,647
Corporate	2,128	2,390
Amortization of program rights	4,682	5,366
Depreciation and amortization of intangible assets	5,722	16,266

Total operating costs and expenses	48,353	59,406

Operating income (loss)	14,170	(1,378)

Other (income) expense:
Interest expense	15,358	15,620
Investment income	(1,063)	(930)
Share of (income) loss in equity investments	(1,415)	1,386
(Gain) loss on derivative instruments	(1,144)	1,862
Other‚ net	(75)	(205)

Total other expense‚ net	11,661	17,733

Gain (loss) before provision for (benefit from) income taxes	2,509	(19,111)
Provision for income taxes	1,019	2,300

Gain (loss) before cumulative effect of change in accounting principle	1,490	(21,411)

Cumulative effect of change in accounting principle‚ net of tax benefit of $16‚525	30,689	--

Net loss	$ (29,199)	$ (21,411)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31‚

	2002	2001

Net cash used in operating activities	$ (3,733)	$ (834)

INVESTING ACTIVITIES:
Capital expenditures	(5,202)	(3,624)
Proceeds from property and equipment disposals	63	--
Investment in Banks Broadcasting‚ Inc.	(1,100)	--
Other investments	--	(1,015)
Capital distributions from equity investments	--	4,789
Payments for business combinations	(5,869)	--
Local marketing agreement expenditures	(500)	--

Net cash (used in) provided by investing activities	(12,608)	150

FINANCING ACTIVITIES:
Net payments on exercises of phantom stock units	(75)	--
Proceeds from (payment on) Senior Credit Facilities	10,000	(213)

Net cash provided by (used in) financing activities	9,925	(213)

Net decrease in cash and cash equivalents	(6,416)	(897)
Cash and cash equivalents at the beginning of the period	17,236	7,832

Cash and cash equivalents at the end of the period	$ 10,820	$ 6,935

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN Television Corporation.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation:

     LIN Television Corporation ("LIN Television") is a television station group operator in the United States and Puerto Rico. LIN Television is a subsidiary of LIN Holdings Corp.. LIN TV Corp. is the parent company of LIN Holdings and its subsidiaries.

      All of LIN Television's direct and indirect consolidated subsidiaries fully and unconditionally guarantee LIN Television's Senior Credit Facilities, Senior Notes and Senior Subordinated Notes on a joint and several basis.

      These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with LIN Holdings and LIN Television annual reports on Form 10-K for the fiscal year ended December 31, 2001.

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

      The Company's preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectability of accounts receivable and valuing intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 2 — Business Combinations:

     The Company acquired the broadcast licenses and certain operating assets of WOTV-TV and WVBT-TV during the first quarter of 2002. These business combinations were funded by available cash and were accounted for under the purchase method of accounting. The Company has been operating WOTV-TV and WVBT-TV, under local marketing agreements, since October 30, 1991 and December 14, 1994, respectively. The following table summarizes these acquisitions (in thousands):

	WOTV-TV	WVBT-TV	Total

Acquisition date	January 29‚ 2002	January 31‚ 2002

Fair Value of Assets acquired:
Broadcast licenses	$ 1,556	$ 3,022	$ 4,578
Property and equipment	1,291	--	1,291

Total purchase price, including direct acquisition expense	$ 2,847	$ 3,022	$ 5,869

     Pro forma statements of operations for the periods ended March 31, 2002 and 2001 would not differ materially from reported results.

Note 3 — Equity Investments:

     The Company has investments in a number of ventures with third parties, through which it has an interest in television stations in locations throughout the United States of America. The following presents the Company’s basis in these ventures at March 31, 2002 and December 31, 2001 (in thousands):

	March 31‚ 2002	December 31‚ 2001

NBC joint venture	$ 57,784	$ 56,259
WAND (TV) Partnership	13,514	13,458
Banks Broadcasting‚ Inc.	13,812	12,877

	85,110	82,594
Southwest Sports Group	56,750	56,000

	$ 141,860	$ 138,594

      Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received no cash distributions from the joint venture in the three-month period ended March 31, 2002 and received distributions of $4.8 million in the three-month period ended March 31, 2001. The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended March 31‚

	2002	2001

Net revenues	$ 40,242	$ 35,016
Operating income	23,676	18,786
Net income (loss)	7,480	(5,576)

	March 31‚	December 31‚
	2002	2001

Current assets	$ 9,976	$ 1,939
Non-current assets	247,599	248,118
Current liabilities	906	906
Non-current liabilities	815,500	815,500

     WAND (TV) Partnership: The Company has a 33 1/3% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide certain management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due from the Company to WAND (TV) Partnership under this arrangement were approximately $512,000 for the period ended March 31, 2002. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $483,000 for the period ended March 31, 2001. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended March 31‚

	2002	2001

Net revenues	$ 1,813	$ 1,582
Operating income (loss)	165	290
Net income (loss)	169	(163)

	March 31‚	December 31‚
	2002	2001

Current assets	$ 3,072	$ 4,141
Non-current assets	34,022	34,104
Current liabilities	525	1,846

     Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting, Inc. through representation on the Board of Directors and, therefore, accounts for its investment using the equity method. The Company has also entered into a management services agreement with Banks Broadcasting, Inc. to provide certain management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting, Inc. and is periodically reimbursed. Amounts due to the Company from Banks Broadcasting, Inc. under this arrangement were approximately $931,000 and $236,000 as of March 31, 2002 and 2001, respectively. The following presents the summarized financial information of Banks Broadcasting, Inc. (in thousands):

	Three Months Ended March 31‚

	2002	2001

Net revenues	$ 1,129	$ 1,071
Operating loss	(498)	(169)
Net loss	(331)	(346)

	March 31‚	December 31‚
	2002	2001

Current assets	$ 3,166	$ 2,969
Non-current assets	28,908	27,903
Current liabilities	1,871	2,481
Non-current liabilities	702	760
Redeemable preferred stock	298	298

Note 4 — Intangible Assets:

     The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	March 31‚ 2002	December 31‚ 2001

Amortized Intangible Assets:
LMA purchase options	$ 500	$ 1,125
Accumulated amortization	--	(1,125)

	500	--

Unamortized Intangible Assets:
Broadcast licenses	960,368	1,002,978
Goodwill	589,485	589,485

	1,549,853	1,592,463

Total intangible assets	$ 1,550,353	$ 1,592,463

     Aggregate amortization expense for the three months ended March 31, 2001 was approximately $10.8 million. There was no amortization expense for the three months ended March 31, 2002.

     There was no amortization expense recorded on the local marketing agreements ("LMA") purchase option during the first quarter of 2002, as the option was acquired at the end of the period. The Company expects that the LMA purchase option will be fully amortized at December 31, 2002.

     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", the Company has discontinued the amortization of goodwill and broadcast licenses. As required by SFAS No. 142, the Company has also completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002. The transitional impairment test for broadcast licenses consisted of a comparison of the fair value of broadcast licenses with carrying amount on a station by station basis using a discounted cash flow valuation method that excludes network compensation payments, assuming a hypothetical startup whose only asset is its broadcast license. Where the carrying amount was less than fair value, an impairment loss was recognized and recorded as a cumulative effect of a change in accounting principle in accordance with the provisions of SFAS No. 142. Based on this test, an impairment loss of $47.2 million ($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value.

     The first step of the goodwill transitional impairment test compared the fair value of a station with its carrying amount, including goodwill. The fair value of a station was determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflected historical performance of the station and prevailing values in the markets for broadcasting properties. As the fair value of the stations exceeded their carrying value amounts, goodwill is not considered impaired.

     The following table shows, on a pro forma basis, what the Company's net loss would have been if the new accounting standards had been applied to the prior year period, net of tax benefit (in thousands):

	March 31‚ 2002	March 31‚ 2001

Reported net loss	$ (29,199)	$ (21,411)
Add back: goodwill amortization	--	2,651
Add back: broadcast license amortization	--	4,289

Adjusted net loss	$ (29,199)	$ (14,471)

Note 5 — Derivative Instruments:

     The Company uses derivative instruments to manage exposure to interest rate risks. The Company uses interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS No. 133, in the notional amount of $390.0 million and $430.0 million at March 31, 2002 and December 31, 2001, respectively, to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facility and fixed rate senior notes. The aggregate fair value of the arrangements at March 31, 2002 was a liability of $4.4 million. Other (income) expense for the period ended March 31, 2002 includes a $1.1 million gain from the marking-to-market of these derivative instruments.

Note 6 — Long-Term Debt:

     Long-term debt consisted of the following (in thousands):

	March 31‚ 2002	December 31‚ 2001

Senior Credit Facilities	$ 192,301	$ 182,300
$300‚000‚ 8 3/8% Senior Subordinated Notes due 2008
(net of discount of $416 and $432 at March 31‚ 2002 and December 31‚ 2001‚ respectively)	299,584	299,568
$210‚000‚ 8% Senior Notes due 2008
(net of discount of $6‚873 and $7‚165 at March 31‚ 2002 and December 31‚ 2001‚ respectively)	203,127	202,835
$2‚500‚ 7% STC Broadcasting Note due 2006	2,500	2,500

Total debt	697,512	687,203

Less current portion	--	--

Total long-term debt	$ 697,512	$ 687,203

     On April 24, 2002, LIN Television obtained certain amendments to its existing Senior Credit Facilities which (i) increased the aggregate amount available under the Incremental Term Loans from $75.0 million to $150.0 million (ii) increased the amount available under the revolving portion of the Senior Credit Facilities from $160.0 million to $235.0 million and (iii) provided for the amendment of certain financial covenants and financial ratio requirements.

     On May 8, 2002, the Company repaid all of the outstanding indebtness due under the senior credit facilities from proceeds of its initial public offering. (See Note 8 - Subsequent Events).

Note 7 — Related Party Transactions:

     Monitoring and Oversight Agreement: The Company is party to an agreement with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company's ultimate parent, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. The aggregate annual fee is adjustable, on a prospective basis, on January 1 of each calendar year to an amount equal to 1% of the budgeted consolidated annual earnings before interest, tax, depreciation and amortization ("EBITDA") of the Company for the then current fiscal year. Upon the acquisition by the Company of another entity or business, the fee is adjusted prospectively in the same manner using the pro forma consolidated annual EBITDA of the Company. In no event shall the annual fee be less than $1.0 million. Hicks Muse Partners is also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The fees were approximately $313,000 and $312,000 for the periods ended March 31, 2002 or 2001, respectively.

     In connection with its initial public offering, the Company and Hicks Muse agreed to terminate the monitoring and oversight agreement with Hicks Muse Partners and amend the financial advisory agreement with Hicks Muse Partners to eliminate the terms requiring the payment of transaction fees, in exchange for an aggregate fee of $16.0 million consisting of cash in the amount of $6.2 million, warrants to purchase 123,466 shares of LIN TV Corp.'s class B common stock and a promissory note in the amount of $7.1 million.

Note 8 —Subsequent Events:

Sunrise Acquisition: On May 2, 2002, concurrent with the consummation of LIN TV Corp.'s initial public offering ("IPO"), the Company closed on the acquisition of Sunrise Television Corp ("Sunrise"). The Sunrise acquisition added seven stations to the Company's operations, six of which are owned and operated by the Company and one station that is operated under a local marketing agreement. LIN TV Corp. issued common stock and options with a value of approximately $19.7 million in exchange for Sunrise's common stock and options. In addition, affiliates of Hicks Muse acquired from a third-party the face amount, plus accrued interest and accumulated dividends, which was approximately $82.2 million as of May 2, 2002, of Sunrise's 14% redeemable preferred stock and 14% senior subordinated notes due 2007, and then exchanged these obligations for 3,736,000 million shares of LIN TV Corp.'s class B common stock. The Company used part of the proceeds from the initial public offering to repay the remaining debt of Sunrise. The Company intends to account for this transaction under the purchase method of accounting.

Initial Public Offering: On May 2, 2002, LIN TV Corp. completed the IPO, in which it issued 19,550,000 shares of common stock at a price of $22.00 per share. Proceeds totaled approximately $402.7 million, net of commissions, discounts and other offering costs of approximately $27.4 million. Proceeds from the IPO together with proceeds from the redemption of Southwest Sports Group preferred units were used to repay substantially all of the outstanding indebtedness of Sunrise, redeem all of the preferred stock of Sunrise, repay all of the outstanding indebtedness under the Company's senior credit facilities, pay discounts, commissions and other expenses, including $6.2 million to affiliates of Hicks Muse, and for general corporate purposes.

     In connection with the IPO, the Company redeemed all of its 500,000 Series A Preferred Units in Southwest Sports Group ("SSG") , by its terms, for approximately $60.8 million, including accumulated interest.

Sale of WNAC-TV: On April 22, 2002, the Company completed the sale of the broadcast license and operating assets of WNAC-TV in exchange for a $2.5 million promissory note due June 10, 2006. Interest on the note is calculated at 7% per annum and is payable annually with the first payment due on December 31, 2002. The Company continues to operate the station pursuant to a local marketing agreement.

Acquisition of WCTX: On April 29, 2002, the Company completed the acquisition of the broadcast license and certain operating assets of WCTX-TV for a total purchase price of $1.1 million. The Company accounted for this transaction under the purchase method of accounting. The Company has been operating WCTX-TV under a local marketing agreement since December 9, 1994.