Form 10-K
period 2004-12-31
LIN TELEVISION CORP; LIN TV CORP
filed 2005-03-16
CIK 931058, 1166789

UNITED STATES
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ________________.

Commission file number: 001-31311	Commission File Number: 000-25206
LIN TV Corp.	LIN Television Corporation
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of	(State or other jurisdiction of
incorporation or organization)	incorporation or organization)
05-0501252	13-3581627
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

Four Richmond Square, Suite 200, Providence, Rhode Island 02906
(Address of principal executive offices)

(401) 454-2880
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the last reported sale price of the registrant’s class A common stock on June 30, 2004 on the New York Stock Exchange) was approximately $568.3 million.

NOTE:

This combined Form 10-K is separately filed by LIN TV Corp. and LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction I(1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at March 10, 2005: 27,075,663 shares.

LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at March 10, 2005: 23,502,059 shares.
LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at March 10, 2005: 2 shares.
LIN Television Corporation common stock, $0.01 par value, issued and outstanding at March 10, 2005; 1,000 shares.

Part I

Item 1. Business	1
Item 2. Properties	17
Item 3. Legal Proceedings	17
Item 4. Submission of Matters to a Vote of Security Holders	17

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6. Selected Financial Data	18
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	45
Item 8. Financial Statements and Supplementary Data	46
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	46
Item 9A. Controls and Procedures	46
Item 9B. Other Information	46

Part III
Item 10. Directors and Executive Officers of the Registrant	46
Item 11. Executive Compensation	47
Item 12. Security Ownership of Certain Beneficial Owners and Management	47
Item 13. Certain Relationships and Related Transactions	47
Item 14. Principal Accountant Fees and Services	47

Part IV
Item 15. Exhibits and Financial Statement Schedules	47
Schedule I. Condensed Financial Information of the Registrant	F-70
LIN Television Corporation Supplemental Benefit Retirement Plan (As Amended)
Nonqualified Stock Option Letter Agreement - Gary R. Chapman
Nonqualified Stock Option Letter Agreement - Paul Karpowicz
Nonqualified Stock Option Letter Agreement - Gregory M. Schmidt
Nonqualified Stock Option Letter Agreement - Peter E. Maloney
Summary of Executive Compensation Arrangements
Credit Agreement
Subsidiaries
Consent of PricewaterhouseCoopers LLP
Consent of PricewaterhouseCoopers LLP
Consent of KPMG LLP for Station Venture Holdings, LLC
Certification Pursuant to Section 302 - CEO
Certification Pursuant to Section 302 - CFO
Certification Pursuant to Section 302 - CEO
Certification Pursuant to Section 302 - CFO
Certification Pursuant to Section 906 - CEO & CFO
Certification Pursuant to Section 906 - CEO & CFO

PART I

Item 1. Business:

Overview

We are an independent television station owner and operator with stations located in the United States and Puerto Rico. At December 31, 2004, our stations covered approximately 8.1% of U.S. television households including Puerto Rico, ranking us one of the largest broadcast television companies. We own or operate 23 stations, including two stations pursuant to local marketing agreements (see description of these agreements on page 8) and three low-power stations; in addition, we have equity investments in five other stations. Our stations are primarily located in the top 100 markets.

We provide free, over-the-air broadcasts of our programming 24 hours per day to the communities we are licensed to serve. We are committed to serve the public interest by providing free daily local news coverage, public service announcements and provide political advertising time to candidates.

We seek to have the largest local television presence in each of our local markets by combining strong network and syndicated programming with leading local news, and by using our multi-channel strategy. This multi-channel strategy enables us to increase our audience share by operating multiple stations in the same market. We currently operate multiple stations in seven of our local markets. Our focus is to continue to enhance our existing and acquired television stations by applying our expertise in technology, sales and news research.

All our stations in the United States are affiliated with one of the national television networks: ABC, CBS, NBC, FOX, UPN, WB, Telefutura or Univision. In Puerto Rico, our primary station broadcasts mostly locally-produced entertainment and news programming, and our second station broadcasts MTV Puerto Rico, which we jointly produce with MTV. We also utilize our locally-produced programming on WAPA America, a U.S. Spanish-language programming service we launched in 2004.

Our management team is recognized as an industry leader. Our senior management team, led by Gary Chapman, Chairman, President and Chief Executive Officer has, on average, more than 25 years of experience in the television industry. Our management team has successfully identified and implemented numerous innovative business strategies, including pioneering the multi-channel strategy, which has allowed us to expand our television viewing audience in our local markets.

LIN TV Corp. was incorporated on February 11, 1998, and LIN Television Corporation, a wholly-owned subsidiary of LIN TV Corp., was incorporated on June 18, 1990. Our corporate offices are at Four Richmond Square, Providence, Rhode Island.

History of losses

We had net losses of $90.4 million and $47.2 million for the years ended December 31, 2003 and 2002, respectively, primarily as a result of the amortization and impairment of intangible assets and debt service obligations. In addition, as of December 31, 2004, we had an accumulated deficit of $201.8 million. As of December 31, 2004, we had $632.8 million of total debt.

Development of Our Business

Ownership and Organizational Structure

LIN Television Corporation has owned and operated television stations since 1966. A group of investors, led by Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”), acquired LIN Television Corporation in March of 1998. On May 3, 2002, LIN TV Corp., the parent of LIN Television Corporation, completed its initial public offering and began trading its class A common stock on the New York Stock Exchange.

LIN TV Corp. amended its corporate charter to create three classes of common stock in connection with this initial public offering. The class A common stock and the class C common stock are both voting common stock with the class C common stock controlling 70% of LIN TV’s voting rights. The class B common stock has no voting rights, except that without consent of a majority of the class B common stock, we cannot enter into a wide range of corporate transactions.

This equity structure allowed us to issue voting stock while preserving the pre-existing ownership structure in which the class B stockholders were not deemed to have an attributable ownership interest in our television broadcast licenses pursuant to the rules of the Federal Communications Commission (“FCC”).

The following diagram summarizes our organizational structure as of December 31, 2004:

All of the shares of LIN TV’s class B common stock are held by affiliates of Hicks Muse or former affiliates of Hicks Muse. The class B common stock is convertible into class A common stock or class C common stock in various circumstances. The class C common stock is also convertible into class A common stock in certain circumstances. If affiliates of Hicks Muse converted their shares of class B common stock into shares of class A common stock and the shares of class C common stock were converted to shares of class A common stock as of December 31, 2004, the holders of the converted shares of class C common stock would own less than 0.01% of the total outstanding shares of class A common stock and resulting voting power, and the affiliates of Hicks Muse would own 46.6% of the total outstanding shares of class A common stock and resulting voting power.

Hicks Muse has advised us that it has no current intention of converting its shares of class B common stock into shares of class A voting common stock or shares of class C voting common stock. Hicks Muse has further advised us that it currently believes it would consider converting its shares of class B common stock to shares of class A voting common stock if the legal requirements limiting ownership interests in broadcast businesses changed to permit Hicks Muse to convert its shares into shares of class A voting common stock or if Hicks Muse disposes of its other broadcast business interests that currently prevent them from converting its shares into shares of our class A voting common stock.

Our television stations

We operate 23 stations, including two stations pursuant to local marketing agreements and three low-power stations, and have equity investments in five other stations. The following table lists the stations that we either operate or in which we have an equity investment:

Market	DMA Rank	Station		Affiliation	Analog	Digital	Status (2)	FCC license
	(1)				Channel	Channel		expiration

Owned and operated:
Indianapolis, IN	25	WISH-TV		CBS	8	9		8/1/2005
		WIIH-CA		Univision	17	17		8/1/2005
Hartford-New Haven, CT	27	WTNH-TV		ABC	8	10		4/1/2007
		WCTX-TV		UPN	59	39		4/1/2007
Grand Rapids-Kalamazoo-Battle Creek, MI	38	WOOD-TV		NBC	8	7		10/1/2005
		WOTV-TV		ABC	41	20		10/1/2005
		WXSP-CA		UPN	Various	Various		10/1/2005
Norfolk-Portsmouth-Newport News, VA	41	WAVY-TV		NBC	10	31		10/1/2004	(4)
		WVBT-TV		FOX	43	29		10/1/2004	(4)
Buffalo, NY	46	WIVB-TV		CBS	4	39		6/1/2007
		WNLO-TV		UPN	23	32		6/1/2007
Providence, RI-New Bedford, MA	49	WPRI-TV		CBS	12	13		4/1/2007
		WNAC-TV		FOX	64	54	LMA	4/1/2007
Austin, TX	54	KXAN-TV	(3)	NBC	36	21		8/1/2006
		KNVA-TV		WB	54	49	LMA	8/1/2006
		KBVO-CA		Telefutura	Various	Various		8/1/2006
Dayton, OH	56	WDTN-TV		NBC	2	50		10/1/2005
Toledo, OH	70	WUPW-TV		FOX	36	46		10/1/2005
Fort Wayne, IN	104	WANE-TV		CBS	15	31		8/1/2005
Springfield-Holyoke, MA	106	WWLP-TV		NBC	22	11		4/1/2007
Lafayette, IN	186	WLFI-TV		CBS	18	11		8/1/2005
San Juan, PR	—	WAPA-TV	(3)	IND	4	27		2/1/2005
		WJPX-TV	(3)	IND	24	21		2/1/2005
Operated by WAND (TV) Partnership
Champaign-Springfield-Decatur, IL	82	WAND-TV		ABC	17	18	JV	12/1/2005

Operated by Banks Broadcasting, Inc.
Wichita, KS	66	KWCV-TV		WB	33	31	JV	6/1/2006
Boise, ID	122	KNIN-TV		UPN	9	10	JV	10/1/2006

Operated Under NBC Joint Venture
Dallas-Forth Worth, TX	7	KXAS-TV		NBC	5	41	JV	8/1/2006
San Diego, CA	26	KNSD-TV		NBC	39	40	JV	6/1/2006

(1)	Designated Market Area (“DMA”) rank estimates are taken from Nielsen Media Research (“Nielsen”) Local Universe Estimates for the 2004-2005 Broadcast Season, September 20, 2004. There are 210 DMAs in the United States.

(2)	All of our stations are owned and operated except for those stations noted as “LMA” which indicates stations to which we provide services under a local marketing agreement (see description of these agreements on page 8) and noted as “JV” which indicates a station owned and operated by a joint venture in which we are a party.

(3)	KXAN-TV includes a satellite station KXAM-TV. WAPA-TV includes two satellite stations, WTIN-TV and WNJX-TV. WJPX-TV includes three satellite stations, WIRS-TV, WJWN-TV and WKPV-TV. We own and operate all of these satellite stations, which broadcast identical programming to the primary station.

(4)	License renewal applications have been filed with the FCC and are currently pending for WAVY-TV and WVBT-TV. We expect these renewals to be granted during the first half of 2005.

We have a 33.3% interest in WAND (TV) Partnership with Block Communications, Inc., which owns and operates WAND-TV, an ABC affiliate in Decatur, Illinois. We provide ongoing management oversight to the partnership, including engineering and cash management services, pursuant to a management services agreement with the partnership for a fixed annual fee. During the year ended December 31, 2004, the partnership had $6.6 million in revenue and did not distribute any cash to us. The partnership has no outstanding significant debt obligations and the partners have not provided a guarantee to the partnership.

We also hold a 50% non-voting equity interest in Banks Broadcasting, Inc. (“Banks Broadcasting”), which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas, and KNIN-TV, a UPN affiliate in Boise,

Idaho. We provide cash management, accounting and engineering support services to Banks Broadcasting in exchange for a fixed annual fee pursuant to a management services agreement with Banks Broadcasting. In addition, we provide 50% of the capital contributions that are required to fund capital expenditures for property, plant and equipment and for any working capital shortfalls that are incurred by Banks Broadcasting. During the year ended December 31, 2004, Banks Broadcasting generated $4.8 million of revenue and did not distribute any cash to us. Effective March 31, 2004, we began accounting for our investment in Banks Broadcasting under FASB Interpretation No. 46 (“FIN 46R”) “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” which requires us to consolidate Banks Broadcasting in our financial statements.

We also have a 20% equity interest, and NBC Universal (“NBC”), a subsidiary of General Electric Company, holds the remaining 80% interest, in a joint venture, which is a limited partner in a venture that owns television stations KXAS-TV, an NBC affiliate in Dallas, Texas and KNSD-TV, an NBC affiliate in San Diego, California. NBC is the general partner of the venture and operates the two stations pursuant to a management agreement. General Electric Capital Corporation, another subsidiary of General Electric Company, provided debt financing for the joint venture in the form of an $815.5 million, 25-year non-amortizing senior secured note bearing an interest rate of 8.0% per annum (“GECC Note”). We expect that the interest payments on the GECC Note will be serviced solely by the cash flow of the joint venture. All cash generated by the joint venture and available for distribution will be distributed to us and NBC based on our respective equity interests. During the year ended December 31, 2004, the venture generated $104.3 million of revenue and $7.9 million of cash was distributed to us.

We own and operate 25 low-power broadcast television stations in various local markets. These low-power broadcast television stations are licensed by the FCC to provide service to substantially smaller areas than those of full-power stations. In three of our markets, we have affiliated our group of low-power broadcast television stations, which together cover substantially all of the local market, with a national television network and operate each of these station groups within a local market as if it was one station. Our remaining low-power television stations are used to extend the coverage of our network-affiliated full-power television stations.

Developments of business in 2004

WIRS-TV. On January 14, 2004, we acquired the broadcast license and certain assets of WIRS-TV, serving Yauco, Puerto Rico, for a total purchase price of $4.5 million.

WTIN-TV. On May 6, 2004, we acquired the broadcast license and certain assets of WTIN-TV, serving Ponce, Puerto Rico, for a total purchase price of $4.9 million.

WEYI-TV. On May 14, 2004, we completed the sale of the broadcast license and certain operating assets of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million. The loss on sale and operating results of this station are excluded from continuing operations and included in discontinued operations for all periods presented.

Subsequent Developments

WNDY-TV and WWHO-TV. On February 9, 2005, we entered into a definitive agreement to acquire WNDY, the UPN affiliate serving Indianapolis, Indiana, and WWHO, the UPN affiliate serving Columbus, Ohio from Viacom, Inc. for $85.0 million in cash, which will be funded by a combination of cash on hand and proceeds from our senior credit facility. We expect to complete the acquisition of these stations during the first half of 2005.

On January 28, 2005, we closed on an offering of $175 million in aggregate principal amount of 6 1/2% Senior Subordinated Notes due 2013. These notes were an add-on to an existing indenture we issued in May 2003 for $200 million in aggregate principal amount of 6 1/2% Senior Subordinated Notes due 2013. The proceeds from the January 2005 offering were used to retire $166.4 million principal amount of our 8% Senior Notes due 2008.

On March 11, 2005, we replaced our senior credit facility. Under this new facility, we obtained a $170.0 million term loan, the proceeds of which were used to repay the balance on our existing term loan and for general business purposes, and a $160.0 million revolving credit facility which will be used, in combination with cash on hand, to fund the purchase of WNDY-TV and WWHO-TV, during the first half of 2005. We are required to make mandatory payments on the new term loan of $4.3 million per quarter beginning March 31, 2006. The term loan and revolving credit facility expire on March 11, 2011 and March 11, 2010, respectively. The new facility contains covenants similar to that of the old facility.

Description of Our Business

Strategy

We seek to increase our cash flow through increasing audience viewership of our television stations, increasing our share of advertising revenues and the continued implementation of effective cost controls. In addition, we seek growth through acquisitions and other initiatives. The principal components of this strategy are to:

•	Create and Maintain Local News Franchises. We operate the number one or number two local news station in 91% of our markets and generated 34% of our advertising revenues from our local news programming in 2004. We have been recognized for our local news expertise and have won many awards, including the Radio-Television News Directors Association, Edward R. Murrow award for excellence in journalism and numerous local and regional awards such as Associated Press awards and Emmys. We believe that successful local news programming is an important element in attracting local advertising revenue. In addition, news audiences serve as strong lead-ins for other programming and help create a strong local station brand in the communities in which we operate.

•	Expand our Multi-Channel Strategy to other Markets. As a pioneer in the multi-channel strategy, we have expanded our presence in our local markets through acquiring a second station, operating a second station through a local marketing agreement, acquiring low-power television stations, creating local cable weather channels or joint sales agreements. Our multi-channel strategy allows us to realize significant cost savings by consolidating engineering and back office functions.

•	Capitalize on Strong Network Relationships and Programming to Diversify our Audience. We have stations affiliated with eight networks: NBC, CBS, ABC, FOX, WB, UPN, Telefutura and Univision. These network affiliations provide our stations with competitive entertainment programming, strong national news programming and high-profile sports events.

•	Capture Revenue Share. We have generally captured revenue share greater than our audience share. Given our strong local news and sales expertise, we seek to continue to convert our audience share into a disproportionate share of advertising revenues. In 2004 we generated 76% of our advertising revenues from local sales.

•	Expand our Regional Television Hubs. We operate regional television station hubs that have centralized engineering and back office operations for multiple stations at a single location. In Indianapolis, Indiana and Springfield, Massachusetts, we service nine stations and six stations, respectively.

•	Maintain Strict Cost Controls. We have achieved operating efficiencies by applying scale in the purchase of programming, capital equipment and vendor services, and by reducing our workforce through the implementation of our regional hub strategy and automation efficiencies.

•	Expand Through Selective Acquisitions. We seek to grow through acquisitions, mergers and station swaps. We target opportunities where we can leverage our ability to establish a leading news franchise, create additional multi-channel markets, add additional stations to one of our regional hubs and reduce costs. Overall, we have been successful in increasing operating results of acquired stations by applying our operating strategies.

•	Develop New Business Initiatives. We continue to use our stations to create new revenue streams. We launched WAPA America in 2004, a national Spanish-language program service that is now carried by a satellite program provider and is expected to be carried by various cable systems in the United States. This service, which uses the news and entertainment programming produced by our Puerto Rico station, has the potential of reaching the entire US including approximately 1.4 million Puerto Rican television households in the United States.

We also launched in 2004 MTV Puerto Rico on our second station in Puerto Rico. This program service is a joint program venture with MTV and targets a younger viewing audience that was under-served by other television stations in the Puerto Rico market.

In addition, our stations continue to grow their local Internet presence by providing weather, news and information to each of our local markets.

Principal sources of revenue

Time sales (television advertising)

Net time sales, advertising sold in our local news, network and syndicated programming, represent approximately 92% of our total net revenues for each of the years ended December 31, 2004, 2003 and 2002. Advertising rates are based upon a variety of factors, including:

•	size and demographic makeup of the market served by the television station

•	program’s popularity among television viewers

•	number of advertisers competing for the available time

•	availability of alternative advertising media in the station’s market area

•	our station’s overall ability to attract viewers in its market area

•	our station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting

•	effectiveness of our sales force

Local television markets are defined by A.C. Nielsen, an audience measurement service used by the television industry. Nielsen currently divides the United States into approximately 210 Designated Market Areas (“DMAs”) and samples television audience viewing using electronic viewing devices or meters and viewing diaries. Nielsen publishes an audience viewing report for each DMA for the months of February, May, July and November that includes the estimated television audiences for each local station and cable television networks. In addition, larger television markets, where the audience is measured by electronic meters, receive daily audience reports from Nielsen.

Network compensation

The three oldest networks, ABC, CBS and NBC, have historically made cash compensation payments for our carriage of their network programming. The newer networks, such as FOX, WB and UPN, provide less network programming, pay no network compensation and in some instances require us to pay network compensation. However, these newer networks provide the affiliated stations more advertising inventory to sell than traditional networks.

The traditional broadcast networks recently have renewed or extended many of their affiliation agreements contingent upon reduction or elimination of compensation payments because of increased cost of network programming as a result of competition from subscription-based cable networks.

Barter revenues

We occasionally barter our unsold advertising inventory for goods and services that are required to operate our television stations and acquire certain syndication programming by providing a portion of the available advertising inventory within the program, in lieu of cash payments.

Other revenues

We receive other revenues from sources such as selling advertising on our stations’ Internet websites, renting space on our television towers, renting our production facilities and providing television production services.

Sources and availability of programming

We program our television stations from the following program sources:

•	Locally produced news and general entertainment programming that is produced by our local television stations.

•	Network programming.

•	Syndication programming: off-network programs, such as “Friends” or “Seinfeld”, and first-run programs, such as “Oprah” or “Wheel of Fortune”.

•	Paid programming: third party arrangements where a third party pays our stations for a block of time, generally in one half or one hour time periods to air long-form advertising or “infomercials”.

•	Local Weather Station: we program a local 24-hour weather channel to local cable systems in certain of our television markets.

Locally produced news and general entertainment programming

We produce 420 hours of local news programming per week across all of our stations and carry local news on all but three of our stations. We believe that successful local news programming is an important element in attracting local advertising revenues. In addition, news audiences have had historically high ratings and strong viewership, serve as strong lead-ins for other programming and creates a strong local station brand within the local community. Local news programming also allows us greater control over our programming costs.

We produce weekly 24 hours of local entertainment programs in addition to 47 hours of local news for our stations in Puerto Rico. These programs generate 31% of the station’s revenues and are number one to two in their time periods. In addition, these locally produced programs are key programs for WAPA America, which we launched in 2004.

Network programming

All our US stations are affiliated with one of the national television networks. The network affiliation agreements provide a local station exclusive rights and an obligation, subject to certain limited preemption rights, to carry the network programming. While the networks retain most of the advertising time within their programs for their own use, the local station has the right to sell a limited amount of advertising time within the network programs as well. Other time periods, which are not programmed by the networks, are programmed by the local station, for which the local station retains all of the advertising revenues.

The programming strength of a particular national television network may affect a local station’s competitive position. Our stations, however, are diversified among the major and emerging networks, reducing the potential impact of any one network’s performance. We believe that national television network affiliations remain an efficient means of obtaining competitive programming, both for established stations with strong local news franchises and for newer stations with greater programming needs.

Our stations generate on average 28% of their total revenue from the sale of advertising within network programming. Our stations that are affiliated with the traditional broadcast networks generate a higher percentage of revenue from the sale of advertising within network programming than stations affiliated with emerging networks.

Our affiliation agreements have terms of up to 10 years, with scheduled expiration dates ranging from September 4, 2005 to December 31, 2010. A chart listing the expiration dates of each of our network affiliation agreements is given below. Typically, these agreements either contain automatic extensions or are renewed upon their expiration dates. These agreements are subject to earlier termination by the networks under specified circumstances, including a change of control of our company, which would generally result from the acquisition of 50% of the voting rights of our company. For further information, see “Risks Related to Our Business: The loss of network affiliation agreements could materially and adversely affect the results of operations.”

Syndicated programming

We acquire the rights to programs for time periods in which we do not air our local news programs or network programs. These programs generally include reruns of current or former network programs, such as “Everybody Loves Raymond” or “Seinfeld”, and for first-run syndication programs, such as “Oprah”, “Judge Judy” or “Wheel of Fortune”. We pay cash for these programs or exchange advertising time within the program for the cost of the program rights. We compete with other local television stations to acquire these programs, which has caused the cost of program rights to increase over time. In addition, a television viewer can now choose to watch many of these programs on national cable networks or purchase these programs on DVDs, resulting in a further fragmentation of our local television audience.

Status of our network affiliations (owned and operated stations)
					Weekly Hours	Weekly Hours of
		DMA			of Network	Local News	Contract End
Network	DMA	Rank	Station		Programming	Programming	Date
NBC	Grand Rapids-Kalamazoo-Battle Creek, MI	38	WOOD-TV		94	29.5	12/31/2010
	Norfolk-Portsmouth-Newport News, VA	41	WAVY-TV		83	31.5	12/31/2010
	Austin, TX	54	KXAN-TV	(1)	83	27.5	12/31/2010
	Springfield-Holyoke, MA	106	WWLP-TV		96	31.0	12/31/2010
	Dayton, OH	56	WDTN-TV		78	33.5	(2)

CBS	Indianapolis, IN	25	WISH-TV		88	36.9	12/31/2005
	Buffalo, NY	46	WIVB-TV		83	33.2	12/31/2005
	Providence, RI-New Bedford, MA	49	WPRI-TV		85	26.5	6/30/2006
	Fort Wayne, IN	104	WANE-TV		90	23.8	12/31/2005
	Lafayette, IN	186	WLFI-TV		100	22.5	12/31/2007

ABC	Hartford-New Haven, CT	27	WTNH-TV		91	34.2	9/4/2005
	Grand Rapids-Kalamazoo-Battle Creek, MI	38	WOTV-TV		85	(3)	9/4/2005

Fox	Norfolk-Portsmouth-Newport News, VA	41	WVBT-TV		21	7.0	8/30/2008
	Providence, RI-New Bedford, MA	48	WNAC-TV		21	11.5	(2)
	Toledo, OH	70	WUPW-TV		21	8.5	(2)

UPN	Hartford-New Haven, CT	27	WCTX-TV		13	3.5	1/15/2006
	Grand Rapids-Kalamazoo-Battle Creek, MI	38	WXSP-CA		13	(3)	12/31/2005

	Buffalo, NY	44	WNLO-TV		15	5.5	12/31/2005

WB	Austin, TX	54	KNVA-TV		29	2.5	8/1/2006

Telefutura	Austin, TX	54	KBVO-CA		165	—	(2)

Univision	Indianapolis, IN	25	WIIH-LP		163	4.6	12/31/2005

(1)	KXAN-TV includes a satellite station KXAM-TV. Satellite stations broadcast identical programming to the primary station.

(2)	Affiliation agreements are currently being negotiated and we believe that we will be able to conclude an agreement with each of these networks.

(3)	WOTV-TV and WXSP-CA simulcast 24.5 hours and 2.5 hours, respectively, of locally produced news from WOOD-TV.

Distribution of programming

The programming broadcast on our television stations can reach the television audience by one or more of the following distribution systems:

•	Full-power television stations

•	Low-power television stations

•	Cable television

•	Direct broadcast satellite

Full-power television stations

We own and operate 8 VHF full-power television stations that operate on the over-the-air channels 2 through 13, and 15 UHF full-power television stations that operate on the over-the-air channels 14 through 69. Our full-power television stations generate 94% of our net revenue, including two stations operated under local marketing agreements that contribute 5% of our net revenue.

These two LMA stations are not owned by us and we are required to pay fixed annual fees to the owners of the FCC television licenses. We incur programming, operating costs and the capital expenditures related to the operation of these stations and retain all advertising revenues. In the two local markets where these stations are located, we own and operate another station. These local marketing agreement stations are an important part of our multi-channel strategy. We also have purchase options to acquire both these stations.

We have furthered our multi-channel strategy through joint sales agreements with two stations owned by Paxson Communications that are affiliated with the PAX network: WZPX-TV in Grand Rapids, Michigan, and WPXV-TV in Norfolk, Virginia. Under these agreements we provide primarily our sales and marketing expertise in exchange for reimbursement of certain costs and a share of the advertising revenues.

See “Government Regulation of the Television Industry” for a discussion of regulatory issues facing the commercial television broadcasting industry. See “Our television stations” above for a listing of our full-power television stations.

Low-power television stations

We own and operate 25 low-power broadcast television stations in various local markets. These low-power broadcast television stations are licensed by the FCC to provide service to substantially smaller areas than those of full-power stations. In three of our markets, we have affiliated our group of low-power broadcast television stations, which together cover substantially all of the local market, with a national television network, and operate each of these station groups within a local market as if it was one station. Our remaining low-power television stations are used to extend the coverage of our network-affiliated full-power television stations.

Cable television and direct broadcast satellite

Cable systems and direct broadcast satellite providers currently provide program services to approximately 88% of total US television households with cable systems serving 68% and direct satellite serving 20% of total television households. As a result, cable and satellite systems are not only our primary competitors, but the primary way our television audience views our television stations. We have carriage agreements with over 1,000 cable systems and the two major direct broadcast satellite providers. These agreements fall into two different types of agreements: “must-carry retransmission agreements”, which are based on FCC rules that require cable and satellite systems to carry, without a fee, the signals of our local broadcast television stations within the local market; and “retransmission agreements” that provide carriage of the signal of our broadcast television stations in addition to other compensation such as cash payments for the primary television signal, cash payments for the carriage of a local weather cable channel provided by our stations, carriage of our low-power television stations, enhanced channel placement, advertising purchases, and joint promotional activities. The cash compensation received from these agreements is not material to our operating results. In a few instances, our stations have not been carried on one or more cable systems for periods ranging from a few days to two years.

We are required to make must-carry retransmission consent elections every three years, with the next election to be made by October 1, 2005, to become effective January 1, 2006

Seasonality of our business

Our advertising revenues are generally highest in the second and fourth quarters of each fiscal year, due generally to increases in retail advertising in the period leading up to and including the holiday season and active advertising in the spring. Our operating results are similarly affected by the fluctuations in our revenue cycle. In addition, advertising revenues are generally higher in even-numbered years (i.e., 2000, 2002, 2004) due to additional revenue associated with Olympic broadcasts and during election years due to spending by political candidates.

The broadcast television industry is cyclical in nature, being affected by prevailing economic conditions. Since we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which our stations operate.

Dependence on a single customer category

We are also dependent to a significant degree on automotive-related advertising. Approximately 27%, 25% and 22% of our total net revenues for the years ended December 31, 2004, 2003 and 2002, respectively, consisted of automotive advertising. A significant decrease in these advertising revenues in the future could materially and adversely affect our results of operations.

Digital transition of our stations

The industry, in the process of converting from analog to digital signal transmission, has been granted a second channel by the FCC on which to initiate digital operations because traditional television receivers cannot receive digital transmissions. In the next several years, Congress and the FCC are expected to determine the date on which analog transmissions will cease, with proposals ranging from 2006 to the indefinite future.

As of December 31, 2004, we have successfully converted all of our full-power stations which we own and operate to digital.

Competitive conditions in the television industry

Competition in the television industry has increased significantly over the last ten years. The television broadcast industry has become highly competitive over the past ten years as a result of new technologies and new program distribution systems. Local cable systems now compete for advertising dollars, which were generally exclusive to local television stations, and offer television viewers hundreds of program choices. In some of our local markets, we compete directly against local broadcast stations and cable systems that are owned by one of the major media companies that have greater financial and programming resources than we do. The chart below illustrates some of the competitive forces that we face in terms of audience, programming and advertising revenues.

Competition for advertising
Competition for viewing time	revenues	Competition for programming
Other local television stations	Other local television stations	Other local television stations
Cable television networks	Cable television networks	Cable television networks
Local cable systems	Local cable systems
Satellite program providers	Local radio stations
Internet	Local newspapers
Game systems (i.e. Playstation)	Outdoor advertising
DVDs

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

Industry Involvement

Our management group is recognized as an industry leader and takes an active role in a wide range of industry organizations. Gary R. Chapman, our Chairman, President and Chief Executive Officer, is currently the chairman of the Association for Maximum Service Television, an organization that has a key role in the transition of our industry from analog to digital television. Mr. Chapman is also currently co-chairing an industry group to create a new broadcast indecency standard, an important issue confronting our industry. Mr. Chapman has served in the past as the chairman of the National Association of Broadcasters and has served on the boards of several other major television industry groups. Other members of our management group and station personnel are serving on various industry committees and network affiliation organizations and have won numerous awards for excellence in news and community-issue programming.

Government Regulation of the Television Industry

Overview of Regulatory Issues

The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC by authority granted it under the Communications Act. Matters subject to FCC oversight include, but are not limited to:

•	allocating frequency bands to broadcast television, allotting specific channels (frequencies) to specific cities, and approving the location, operating power and types of transmission of each television station;

•	establishing limits on the number of television stations which may be owned nationally and in each local market either separately or in conjunction with other media;

•	establishing eligibility criteria for ownership of broadcast television station licenses and approving license renewals and transfers;

•	enforcing various broadcast programming content laws or regulations including those barring or restricting obscene or indecent content, mandating children’s educational programming and regulating advertising directed at children;

•	overseeing certain broadcast health and employment regulations; and

•	imposing penalties, including fines or license revocations, upon a licensee of a television station for violations of the Communications Act and the FCC’s rules and regulations.

License renewal, assignment and transfer of broadcast licenses

Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC prohibits the assignment of a license or the transfer of control of a broadcast licensee without prior FCC approval. In determining whether to grant or renew a broadcast license, the FCC considers a number of factors pertaining to the applicant, including compliance with a variety of ownership limitations and compliance with character and technical standards. During certain limited periods when a renewal application is pending, petitions to deny a license renewal may be filed by interested parties, including members of the public. The FCC must grant the renewal application if it finds that the incumbent has served the public interest and has not committed any serious violation of FCC requirements. If the incumbent fails to meet that standard, and if it does not show other mitigating factors warranting a lesser sanction, the FCC has authority to deny the renewal application. We are in good standing with respect to each of our FCC licenses. Our licenses expire between 2004 and 2007 and we expect to renew each of these licenses but we make no assurance that we will be able to do so. Certain of our licenses have pending applications for renewal that we expect to be renewed during the first half of 2005.

Regulation of ownership of broadcast licenses

On a national level, FCC rules generally prevent an entity or individual from having an “attributable” interest in television stations with an aggregate audience reach in excess of 39% of all U.S. households. For this purpose only, 50% of the television households in a market are counted towards the 39% national restriction if the station in that market is a UHF station. The percentage of all U.S. households that our stations reach is below 10%.

On the local level, the FCC’s “duopoly” rule prohibits or restricts attributable interests in two or more television stations in the same local market. The rule permits ownership of two television stations in a local market under certain circumstances, primarily where a party is seeking to combine two stations if at least one of the stations is not among the top four in audience and there are at least eight post-merger independently owned television operations. Waivers of the rule are also available where one of the stations has failed, is failing or is unbuilt. Local marketing agreements are considered equivalent to ownership for purposes of the local ownership rules and thus permissible only where ownership is permissible. The FCC has grandfathered otherwise ineligible television local marketing agreements entered into prior to November 5, 1996, until at least after the conclusion of a rulemaking, to be initiated at a date yet to be determined, examining whether it would be in the public interest to permit such combinations to continue. Grandfathered political advertising and imposes significant reporting and other burdens on political advertising.

local marketing agreements can be freely transferred during the grandfather period, but dual licenses may be transferred only where the two-station combination continues to qualify under the duopoly rule.

We have acquired three of the stations that we had operated previously through a local marketing agreement. Two markets, Grand Rapids-Kalamazoo-Battle Creek, Michigan and Norfolk-Portsmouth-Newport News, Virginia satisfied the requirement for a sufficient number of post-merger independently owned television stations and did not require waivers of the duopoly rule for conversion to ownership or subsequent transferability. The station in New Haven, Connecticut, applied for and was granted an unbuilt station duopoly waiver. A subsequent transfer of the duopoly in New Haven may require a waiver if no additional independent stations initiate operations. Eligibility for a waiver will depend upon the station’s future performance. In the event that the FCC determines that the grandfathered local marketing agreement in Austin, Texas, is ineligible for conversion to full ownership, we have the right to assign our purchase option to a third party and we believe we can arrange a suitable disposition, including alternative non-attributable operating arrangements with such a party, such as a more limited programming and services agreement or joint sales agreement, which will not be materially less favorable to us than the current local marketing agreement. However, the rules may not be implemented or interpreted in such a manner.

The FCC also limits the combined local ownership of a newspaper and a broadcast station and of a cable television system and a broadcast television station. In addition, it limits the number of radio stations that may be co-owned with a television station serving the same area.

On June 2, 2003, the FCC voted to revise substantially several of its national and local ownership rules. The FCC extended the national ownership limit to 45% of all U.S. households; however, Congress by statute subsequently fixed the limit at 39% of all U.S. households. The FCC revised the local ownership rule to permit ownership of three broadcast television stations in markets with at least 18 stations and to permit ownership of two broadcast television stations in markets with 17 or fewer stations, provided that no two stations in any market are among the top four stations in audience ranking at the time of the transfer. The FCC also modified its waiver standards under the local station ownership rule to make them somewhat more permissive, providing specifically for waivers of the top-four restriction under certain circumstances in mid to small markets. The FCC modified its newspaper and radio cross-ownership rules by adopting a new cross-media ownership rule. That rule specifies, among other things, that there is no restriction on cross-ownership of newspapers, radio and television stations in markets with 9 or more television broadcast stations and no cross-ownership permitted in markets with 3 or fewer television broadcast stations. In markets with four to eight television broadcast stations, any entity owning a newspaper may not own more than one television broadcast station. The FCC also determined that pre-existing non-conforming combinations or combinations which become non-conforming after transfer generally will not be required to be brought into compliance by the existing licensees, but will not be transferable absent a waiver or unless transferred to an eligible small business entity.

Various parties opposed to the FCC’s actions filed judicial appeals and on June 24, 2004, the United States Court of Appeals for the Third Circuit selected to hear the consolidated appeals, found virtually all of the rules liberalizing the local ownership rules to be without adequate support and remanded to the Commission for further deliberation. The court stayed the effectiveness of the new rules pending further appeals and the remand to the Commission. Various parties supporting the FCC’s actions, but not the FCC itself, have appealed the Third Circuit’s decision to the United States Supreme Court, which is expected to decide sometime in the second quarter of 2005 whether to hear the appeal.

The FCC generally applies its ownership limits only to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interest of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s voting stock, or 20% or more of such stock in the case of insurance companies, mutual funds, bank trust departments and certain other passive investors that are holding stock for investment purposes only, are generally deemed to be attributable, as are positions as an officer or director of a corporate parent of a broadcast licensee. Debt and non-voting stock are generally nonattributable interests. Moreover, pending completion of a court-ordered rulemaking, the FCC has restored an exemption to attribution of voting stock in any entity, which has a single shareholder with more than 50% of that entity’s voting stock. In any event, the holder of an otherwise nonattributable stock or debt interest in a licensee which is in excess of 33% of the total assets of the licensee (debt plus equity) will nonetheless be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station, cable system or newspaper in the same market. While intending to provide licensees and investors with clear attribution standards, the FCC has stated that it reserves the authority, in an appropriate case, to declare as being attributable an unusual combination of otherwise nonattributable interests.

Because of these multiple and cross-ownership rules, any person or entity that acquires an attributable interest in us may violate the FCC’s rules if that purchaser also has an attributable interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such person or entity also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If the holder of an attributable interest violates any of these ownership rules or if a proposed acquisition by us would cause such a violation, we may be unable to obtain from the Commission one or more authorizations needed to conduct our television station business and may be unable to obtain the FCC’s consents for certain future acquisitions.

Regulatory issues involving alien ownership

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

Regulatory issues involving programming and station operations

The Communications Act requires broadcasters to serve the “public interest.” Since the early 1980s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. Broadcast station licensees continue, however, to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station’s programming may be considered by the FCC when it evaluates license renewal applications, although such complaints may be filed, and generally may be considered by the FCC, at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, children’s television programming and advertising, political advertising, sponsorship identifications, contest and lottery advertising and programming rating guidelines.

The FCC is in the process of determining what, if any, additional public interest programming obligations will be imposed on digital broadcast transmissions. The FCC recently determined that broadcasters who carry multiple programs on their digital facilities must provide additional children’s educational programming.

The FCC is also charged with enforcing restrictions or prohibitions on the broadcast of obscene and indecent programs and in recent years has increased its enforcement activities in this area, issuing large fines against radio and television stations found to have carried such programming. Congress is considering legislation, which would substantially increase the potential monetary penalties for carriage of indecent programming and put the licenses of repeat offenders in jeopardy. We are unable to predict whether such legislation will be enacted or whether the enforcement of such regulations will have a material adverse effect on our ability to provide competitive programming.

The FCC also requires broadcast stations to comply with its own set of equal employment opportunity outreach rules and has adopted standards regulating the exposure of station employees and the public to potentially harmful radio frequency radiation emitted by our broadcast facilities.

Regulatory restrictions on broadcast advertising

The advertising of cigarettes and smokeless tobacco on broadcast stations is banned. Congressional committees have examined legislative proposals to eliminate or severely restrict the advertising of beer and wine. We cannot predict whether any or all of the present proposals will be enacted into law and, if so, what the final form of such law might be. The elimination of all beer and wine advertising could have an adverse effect on our stations’ revenues and operating profits as well as the revenues and operating profits of other stations that carry beer and wine advertising. Campaign finance legislation, which became effective in November 2002, restricts spending by candidates, political parties, independent groups and others on

This legislation was upheld by the U.S. Supreme Court, but is subject to further interpretation by the Federal Elections Commission. The legislation has survived judicial appeals but is still subject to further restrictive interpretation by the Federal Election Commission, whose actions we cannot predict.

Regulatory issues involving cable must-carry or retransmission consent rights

The Cable Act of 1992 requires television broadcasters to make an election to exercise either must-carry or retransmission consent rights in connection with their carriage by cable television systems in the station’s local market. If a broadcaster chooses to exercise its must-carry rights, it may demand carriage on a specified channel on cable systems within its DMA. Must-carry rights are not absolute. Cable systems may decline carriage for a variety of reasons, including a lack of channel capacity for smaller systems, the inability of the station asserting must-carry rights to deliver a good quality signal to the cable headend or the presence of a more proximate duplicating affiliate of the same network. Stations asserting must-carry rights are not permitted to receive additional compensation from the cable systems carrying their stations. If a broadcaster chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement.

Must-carry rights are limited to carriage within a station’s market and preclude a station from receiving anything other than limited carriage rights in exchange for the use of its programming. Must-carry is generally elected in instances where the broadcast station believes it is unlikely to obtain either cost-free carriage or additional compensation through negotiation. This is more likely to be the case with respect to stations which have disadvantaged signals or channel positions or which are without strong networks or local news operations and to systems in areas dominated by a single cable operator or where there are overlapping signals from stations in adjacent markets. Otherwise stations generally elect retransmission consent. Retransmission consent, by contrast, is generally elected where a station seeks not just carriage but the receipt of additional compensation. Retransmission consent is also required for carriage on systems outside a station’s DMA. Additional compensation may take the form of cash payments, enhanced channel position, or carriage of and payment for additional program services such as a local weather service or a second national network carried on a low-power station in the same market.

Regulatory issues involving direct broadcast satellite systems

There are currently in operation two full-service direct broadcast satellite systems that serve the US market: DirecTV, which is owned by News Corp., the parent company of Fox Broadcasting, and DISH Network, which is operated by EchoStar Communications Corporation. Direct broadcast satellite systems provide programming similar to that of cable systems on a subscription basis to those who have purchased and installed a satellite signal-receiving dish and associated decoder equipment.

Due to limitations in channel capacity and a copyright law restriction limiting distribution of network stations only to areas which could not get terrestrial broadcast signals, direct broadcast satellite systems did not carry local broadcast signals in the local areas served by those stations until recently. The extent to which the carriers transmitted and continue to transmit distant network affiliates into local markets in violation of copyright law remains the subject of on-going litigation between the carriers and local stations. Both DirecTV and EchoStar have substantially increased their channel capacity and Congress has amended the satellite compulsory license to permit the satellite carriers to provide local signals in their local markets; Congress recently reaffirmed this “local-into-local” provision and the prohibition on importation into local markets of stations from distant markets. As with cable carriage, broadcasters have been given the right to negotiate retransmission consent for these local transmissions for compensation or, where local service has been initiated, to demand carriage as a matter of right for no compensation.

Both DirecTV and EchoStar have now initiated carriage of local stations in larger markets. With respect to our stations, one or both of the carriers has initiated local carriage in Indianapolis, Indiana; Hartford-New Haven, Connecticut; Buffalo, New York; Norfolk, Virginia; Grand Rapids, Michigan and Providence, Rhode Island. We have reached retransmission consent agreements with both carriers and are receiving compensation for carriage of most of our stations in these markets. We are unable to predict when and if carriage will be initiated in our other markets and whether the revenues from such carriage will be significant. We are also unable to predict whether the results of any legislative activity or litigation and what, if any, impact they will have on the local television broadcasting business.

Regulatory network affiliate issues

Several FCC rules impose restrictions on network affiliation agreements. Among other things, those rules prohibit a television station from entering into any affiliation agreement that:

•	requires the station to clear time for network programming that the station had previously scheduled for other use; or

•	precludes the preemption of any network programs that the station believes are unsuitable for its audience and the substitution of network programming with programming that it believes is of greater local or national importance.

The FCC is currently reviewing several of these rules governing the relationship between broadcast television networks and their affiliates. We are unable to predict when and how the FCC will resolve these proceedings.

Regulatory issues involving the transition to digital television

All US television stations broadcast signals using an analog transmission system first developed in the 1940s. The FCC has approved a new digital television, or DTV, technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This DTV standard allows the simultaneous transmission of higher quality and/or multiple streams of video programming and data on the bandwidth presently used by a single analog channel. On the multiple channels allowed by DTV, it is possible to broadcast one high definition channel, with visual and sound quality substantially superior to present-day television; to transmit several standard definition channels, with digital sound and pictures of a quality varying from equivalent to somewhat better than present television; to provide interactive data services, including visual or audio transmission; or to provide some combination of these possibilities.

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

The FCC has declared its intention to place all DTV stations in a “core” broadcast band consisting of channels 2-51 at the end of the digital transition and to reallocate channels 52-69 to a variety of other uses, including advanced cellular telephone and public safety. In September 2002 and June 2003, the FCC auctioned off much of the spectrum now occupied by broadcast channels 54, 55 and 59. The channels can be used for any purpose other than analog television and cannot be used until vacated by any incumbent broadcasters. We participated in the auction and purchased this spectrum in several of our markets, including those markets where we have either an analog or a digital broadcast channel 54 or 59. The FCC intends to auction off the remaining spectrum some time before the cessation of analog transmissions. Analog transmissions under current law are to cease the later of December 31, 2006 or when 85% of the households have digital reception capability. Congress is considering legislation to adopt an unconditional conversion date coupled with a program to subsidize the digital conversion of remaining analog receivers. Federal budget proposals also propose to levy fees against broadcasters for continuing analog operations beyond 2006. We are unable to predict whether any of these measures will become law.

Broadcasters must also pay certain fees for nonbroadcast uses of their digital channels. In addition, the FCC recently determined that broadcasters who transmit multiple programs on their digital channels are required to carry additional children’s educational programming and is evaluating whether to impose further public interest programming requirements on digital broadcasters. The FCC also recently held that the “must carry” requirements applicable to cable and satellite carriage of analog broadcast signals will encompass only the “primary” digital program and then only upon the cessation of analog signals.

In some cases, conversion to DTV operations may reduce a station’s geographical coverage area. Moreover, some of our stations have channels that are in the spectrum to be cleared for resale by the FCC and there is no guarantee that the replacement channels will fully replicate existing service. In other instances, the digital service may exceed current service. In addition, the FCC’s current implementation plan would maintain the secondary status of low-power television stations with respect to DTV operations and many low-power television stations, particularly in major markets, will be displaced, including some of ours.

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

Recent regulatory developments, proposed legislation and regulation

Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our stations. In addition to the changes and proposed changes noted above, these matters include, for example, spectrum use fees, political advertising rates and potential restrictions on the advertising of certain products like hard liquor, beer and wine. Other matters that could affect the stations include technological innovations and development generally affecting competition in the mass communications industry.

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

Employees

As of December 31, 2004, we employed 1,803 full-time equivalent employees, 410 of which were represented by unions. We believe that our employee relations are generally good.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the

Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including our filings, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available free of charge through our Internet website at http://www.lintv.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material, to the SEC.

Item 2. Properties:

We maintain our corporate headquarters in Providence, Rhode Island. Each of our stations has facilities consisting of offices, studios, sales offices and transmitter and tower sites. Transmitter and tower sites are located in areas that provide optimal coverage to each of our markets.

We own substantially all of the offices where our stations are located and generally own the property where our towers and primary transmitters are located. We lease the remaining properties, consisting primarily of sales office locations and microwave transmitter sites. While none of the properties owned or leased by us are individually material to our operations, if we were required to relocate any of our towers, the cost could be significant because the number of sites in any geographic area that permit a tower of reasonable height to provide good coverage of the market is limited, and zoning and other land use restrictions, as well as Federal Aviation Administration and FCC regulations, limit the number of alternative sites or increase the cost of acquiring them for tower sites.

Item 3. Legal Proceedings:

We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders:

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The class A common stock of LIN TV Corp. is listed on the New York Stock Exchange under the symbol “TVL”. The following table sets forth the high and low sales prices for the class A common stock for the periods indicated, as reported by the New York Stock Exchange.

	High	Low
1st Quarter 2003	$26.55	$19.45
2nd Quarter 2003	25.39	20.30
3rd Quarter 2003	23.72	20.23
4th Quarter 2003	27.49	21.13

1st Quarter 2004	26.70	21.55
2nd Quarter 2004	24.04	19.81
3rd Quarter 2004	20.97	18.15
4th Quarter 2004	19.65	17.49

LIN TV Corp. has never declared or paid any cash dividends on its class A common stock and the terms of our indebtedness limit the payment of cash dividends. LIN TV Corp. does not anticipate paying any such dividends in the foreseeable future.

As of December 31, 2004, there were approximately 41 stockholders of record of LIN TV Corp.’s class A common stock, 24 stockholders of record of its class B common stock and two stockholders of record of its class C common stock.

The common stock of LIN Television Corporation has not been registered under the Exchange Act and is not listed on any national securities exchange. All of the outstanding common stock of LIN Television Corporation is directly held by LIN TV Corp.

Item 6. Selected Financial Data:

Set forth below is selected consolidated financial data of LIN TV Corp. for each of the five years in the period ended December 31, 2004. The selected financial data as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 is derived from audited consolidated financial statements that appear elsewhere in this filing. The selected financial data as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 is derived from audited consolidated financial statements that are not presented in this filing. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements of LIN TV Corp. and the notes thereto. The historical results presented are not necessarily indicative of future results.

The selected consolidated financial data of LIN Television is identical to that of LIN TV Corp. with the exception of basic and diluted income (loss) per common share, which is not presented for LIN Television Corporation.

	Year ended December 31,
	2004	2003	2002(2)	2001	2000
	(in thousands)
Consolidated Statement of Operations Data:

Net revenues	$374,847	$342,413	$343,980	$271,038	$295,706

Operating costs and expenses:
Direct operating[1]	102,080	99,618	94,871	81,373	78,693
Selling, general and administrative	95,553	88,876	78,745	64,630	64,193
Amortization of program rights	25,310	24,441	20,566	21,847	21,214
Corporate	18,586	16,216	13,417	8,436	9,270
Depreciation and amortization of intangible assets	32,311	31,890	28,266	65,925	63,734
Impairment of broadcast licenses	—	51,665	—	—	—

Total operating costs and expenses	273,840	312,706	235,865	242,211	237,104

Operating income	101,007	29,707	108,115	28,827	58,602

Other (income) expense:
Interest expense, net	45,761	59,490	92,644	93,696	88,816
Share of (income) loss in equity investments	(7,428)	(478)	(6,328)	4,121	(365)
(Gain) loss on derivative instruments	(15,227)	(2,620)	(5,552)	5,552	—
Gain on redemption of investment in Southwest Sports Group	—	—	(3,819)	—	—
Fee on termination of Hicks Muse agreements	—	—	16,000	—	—
Loss on early extinguishment of debt	4,447	53,621	5,656	6,810	—
Other, net	1,497	1,050	3,098	996	2,764

Total other expense, net	29,050	111,063	101,699	111,175	91,215

Income (loss) from continuing operations before (benefit from) provision for income taxes and cumulative effect of change in accounting principle	71,957	(81,356)	6,416	(82,348)	(32,613)
(Benefit from) provision for income taxes	(19,031)	9,229	25,501	(20,627)	1,581

Income (loss) from continuing operations before cumulative effect of change in accounting principle	90,988	(90,585)	(19,085)	(61,721)	(34,194)

Discontinued operations:
(Income) loss from discontinued operations, net of tax	(44)	17	(1,577)	—	—
Loss (gain) from sale of discontinued operations, net of tax	1,284	(212)	(982)	—	—

Cumulative effect of change in accounting principle, net of tax	(3,290)	—	30,689	—	—

Net income (loss)	$93,038	$(90,390)	$(47,215)	$(61,721)	$(34,194)

[1]	Excluding depreciation of $31.3 million, $30.7 million, $27.6 million, $22.8 million and $21.3 million for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

[2]	Includes the effect of a merger with Sunrise Television.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Basic income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$1.81	$(1.81)	$(0.46)	$(2.40)	$(1.33)
Income (loss) from discontinued operations, net of tax	—	—	0.04	—	—
(Loss) gain from sale of discontinued operations, net of tax	(0.03)	—	0.02
Cumulative effect of change in accounting principle, net of tax	0.07	—	(0.73)	—	—
Net income (loss)	1.85	(1.81)	(1.13)	(2.40)	(1.33)

Weighted — average number of common shares outstanding used in calculating basic income (loss) per common share	50,309	49,993	41,792	25,688	25,687

Diluted income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$1.60	$(1.81)	$(0.46)	$(2.40)	$(1.33)
Income (loss) from discontinued operations, net of tax	—	—	0.04	—	—
(Loss) gain from sale of discontinued operations, net of tax	(0.02)	—	0.02
Cumulative effect of change in accounting principle, net of tax	0.06	—	(0.73)	—	—
Net income (loss)	1.64	(1.81)	(1.13)	(2.40)	(1.33)

Weighted — average number of common shares outstanding used in calculating diluted income (loss) per common share	54,056	49,993	41,792	25,688	25,687

Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$14,797	$9,475	$143,860	$17,236	$7,832
Intangible assets, net	1,649,240	1,673,430	1,711,312	1,592,463	1,600,882
Total assets	2,058,424	2,115,910	2,334,370	2,036,286	2,045,363
Total debt	632,841	700,367	864,520	1,056,223	998,257
Total stockholders’ equity	855,963	762,134	860,205	404,654	466,190

Cash Flow Data (Net cash provided by (used in)):
Operating activities	$87,792	$52,538	$75,030	$42,192	$58,106
Investing activities	(7,562)	9,749	33,367	(56,376)	(174,081)
Financing activities	(74,908)	(196,672)	18,227	23,588	106,108

Other Data:
Distributions from equity investments	7,948	7,540	6,405	6,583	815
Program payments	(25,050)	(23,029)	(22,475)	(22,386)	(22,750)
Stock-based compensation	360	147	894	—	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

This filing contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Business”. All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. We cannot assure you that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include:

•	volatility and changes in our advertising revenues;

•	changes in general economic conditions in the markets in which we compete;

•	restrictions on our operations due to, and the effect of, our significant leverage;

•	increases in our cost of borrowings or inability or unavailability of additional debt or equity capital;

•	effects of complying with new accounting standards, including with respect to the treatment of our intangible assets and stock-based compensation;

•	inability to consummate acquisitions on attractive terms;

•	increased competition, including from newer forms of entertainment and entertainment media or changes in the popularity or availability of programming;

•	increased costs, including increased capital expenditures as a result of necessary technological enhancements or acquisitions or increased programming costs;

•	effects of our control relationships, including the control that Hicks Muse and its affiliates have with respect to corporate transactions and activities we undertake; and

•	adverse state or federal legislation or regulation or adverse determinations by regulators including adverse changes in, or interpretations of, the exceptions to the Federal Communication Commission (“FCC”) “duopoly” rule.

Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For further information or other factors, which could affect our financial results and such forward-looking statements, see “Factors That May Affect Future Results”.

Executive Summary

We are an owner and operator of 23 television stations in 13 mid-sized markets in the United States and Puerto Rico. Our operating revenues are derived from the sale of advertising time to local and national advertisers and, to a much lesser extent, from the networks for the broadcast of their programming and from other broadcast-related activities.

We recorded net income of $93.0 million in 2004 compared with net losses of $90.4 million and $47.2 million in 2003 and 2002, respectively. The following are some of our operating highlights and significant changes for 2004 compared to 2003:

•	We increased our net revenues by $32.4 million largely due to political revenues and local revenue growth.

•	We launched MTV Puerto Rico in the third quarter of 2004 on our second station in Puerto Rico.

•	We launched a US Spanish-language programming service called WAPA America, using locally produced news and entertainment programming from our Puerto Rico stations.

•	We decreased our net interest expense by $13.7 million by refinancing our debt.

•	We paid $73.6 million on the principal amount of our outstanding debt.

•	We reversed our federal tax valuation allowance, resulting in a benefit from income taxes of $19.0 million compared to a provision of $9.2 million in 2003. This reversal was based on the cumulative positive operating results of the last several years and on our future projections that reflects the expectation that we will be able to use of our federal net operating loss carryforwards.

Industry Trends

The broadcast television industry is reliant primarily on advertising revenues and faces increased competition from existing and new technologies. The following summarizes certain of the competitive forces and risks that may impact our future operating results. For a discussion of other factors that may affect our business, see “Factors that May Affect Future Results”.

•	The number of national program services has increased the competition for national advertising dollars resulting in a greater percentage of advertising revenues shifting from national advertisers to local advertisers. We received 76% of our revenues from local advertisers in 2004 compared to 68% in 2002. We expect this trend to continue.

•	We no longer have exclusive rights to off-network programs for time periods where we do not air our local news or network programs. Many of these programs now air on national cable channels or can be purchased on DVDs by our television audience. These alternatives have created a further fragmentation of our television audience, making it more difficult to maintain or increase the rates we charge our advertisers.

•	Our ability to internally grow our business is largely depended on the future conversion of analog to digital television receivers and the acceptance of digital television by our television audience. Congress and the FCC has not audiences from mandated a final conversion date.

•	Political revenues from elections and revenues from Olympic Games, which occur on years ending in an even date, except for a small number of state and local odd-year elections, continue to create fluctuations in our operating results on a year-to-year comparison. In addition, the Television Bureau of Advertising reported that US television advertising decreased 2.3% in 2003 due to the impact of the war in Iraq and the loss of political revenue. US television advertising increased 10.3% in 2004 due largely to political advertising and the Olympic Games.

•	We depend on automotive-related advertising, which represents approximately 27%, 25% and 22% of our total net revenues for the years ended December 31, 2004, 2003 and 2002, respectively. A significant change in these advertising revenues could materially affect our future results of operations.

Business Transactions

We have developed our business through a combination of acquisitions, dispositions and organic growth. We have acquired or disposed of the following businesses and assets during the last three years:

Type of Business/Asset
Acquisition/Disposition Date	Business/Asset	Transaction	Transaction Price
May 14, 2004	WEYI-TV	Disposition	$24.0 million
May 6, 2004	WTIN-TV	Acquisition	$4.9 million
January 14, 2004	WIRS-TV	Acquisition	$4.5 million
December 20, 2002 and June 13, 2003	Licenses to 700 MHz spectrum Channels 54- 59	Acquisition	$6.3 million
June 13, 2003	KRBC-TV KACB-TV	Disposition	$10.0 million
May 2, 2002	KFYR-TV KVLY-TV	Disposition	$36.0 million
May 2, 2002	WPRI-TV, WNAC-TV(operated as an LMA), WEYI-TV, WUPW-TV, WDTN-TV, KRBC-TV, KACB-TV	Acquisition	$10.3 million of common stock and options
April 30, 2002	WCTX-TV	Acquisition	$4.7 million
April 20, 2002	WNAC-TV	Disposition	$2.5 million promissory note
January 31, 2002	WVBT-TV	Acquisition	$3.0 million
January 29, 2002	WOTV-TV	Acquisition	$2.9 million

Subsequent Developments

On January 28, 2005, we closed on an offering of $175.0 million in aggregate principal amount of 6 1/2% Senior Subordinated Notes due 2013. These notes were an add-on to an existing indenture we issued in May 2003 for $200 million in aggregate principle amount of 6 1/2% Senior Subordinated Notes due 2013. The proceeds from the January 2005 offering were used to retire all $166.4 million principal amount of our 8% Senior Notes due 2008 outstanding. This repayment will result in a loss on early extinguishment of debt of $9.9 million during the first quarter of 2005.

On February 9, 2005, we entered into a definitive agreement to acquire WNDY, the UPN affiliate serving Indianapolis, Indiana, and WWHO, the UPN affiliate serving Columbus, Ohio, from Viacom, Inc. for $85.0 million in cash, which will be funded by a combination of cash on hand and proceeds from our senior credit facility.

On March 11, 2005, we replaced our senior credit facility. Under this new facility, we obtained a $170.0 million term loan, the proceeds of which were used to repay the balance on our existing term loan and for general business purposes, and a $160.0 million revolving credit facility which will be used, in combination with cash on hand, to fund the purchase of WNDY-TV and WWHO-TV, during the first half of 2005. We are required to make mandatory payments on the new term loan of $4.3 million per quarter beginning March 31, 2006. The term loan and revolving credit facility expire on March 11, 2011 and March 11, 2010, respectively. The new facility contains covenants similar to that of the old facility.

Critical accounting policies, estimates and recently issued accounting pronouncements

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

Valuation of long-lived assets and intangible assets

We have significant goodwill and intangible assets on our balance sheet. If the fair value of these assets is less than the carrying value, we are required to record an impairment charge.

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and indefinite life intangible assets and the introduction of impairment testing in its place.

We test the impairment of our broadcast licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of broadcast licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical startup scenario that excludes network compensation payments.

We test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the station and prevailing values in the markets for broadcasting properties. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the station’s fair value (as determined in the first step described above) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss shall be recognized in an amount equal to that excess.

As required by SFAS No. 142, we completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002. As a result of this test, an impairment of $47.2 million ($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value.

We completed annual tests for impairment of goodwill and broadcast licenses as of December 31, 2004, 2003 and 2002. As a result of these tests, no impairment was required as of December 31, 2002, an impairment of $51.7 million was recorded as of December 31, 2003 and no impairment charge was required as of December 31, 2004. The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our business plans and overall expectations as to market and economic considerations.

Network Affiliations

Different broadcast companies may use different assumptions in valuing acquired broadcast licenses and their related network affiliations than those that we use. These different assumptions may result in the use of different valuation methods that can result in significant variances in the amount of purchase price allocated to these assets between broadcast companies.

We believe that the value of a television station is derived primarily from the attributes of its broadcast license. These attributes have a significant impact on the audience for network programming in a local television market compared to the national viewing patterns of the same network programming. These attributes and their impact on audiences can include:

•	The scarcity of broadcast licenses assigned by the FCC to a particular market determines how many television networks and other program sources are viewed in a particular market.

•	The length of time the broadcast license has been broadcasting. Television stations that have been broadcasting since the late 1940s, generally channels two to thirteen, are viewed more often than newer television stations.

•	VHF stations, (generally channels two to thirteen) are typically viewed more often than UHF stations (generally channels fourteen to sixty-nine) because these stations have been broadcasting longer than UHF stations and because of the inferior UHF signal in the early years of UHF stations.

•	The quality of the broadcast signal and location of the broadcast station within a market (i.e. the value of being licensed in the smallest city within a tri-city market has less value than being licensed in the largest city within a tri-city market.)

•	The audience acceptance of the broadcast licensee’s local news programming and community involvement. A local television station’s news programming that attracts the largest audience in a market generally will provide a larger audience for its network programming.

•	The quality of the other non-network programming carried by the television station. A local television station’s syndication programming that attracts the largest audience in a market generally will provide larger audience lead-ins to its network programming.

A local television station can be the number one station in a market, regardless of the national ranking of its affiliated network, depending on the factors or attributes listed above. ABC, FOX, NBC, and CBS each have multiple affiliations with local television stations that have the largest prime time audience in the local market in which the station operates.

Other broadcasting companies believe that network affiliations are an important component of the value of a station. These companies believe that VHF stations are popular because they have been affiliating with networks from the inception of network broadcasts, stations with network affiliations have the most successful local news programming and the network affiliation relationship enhances the audience for local syndicated programming. As a result, these broadcasting companies allocate a significant portion of the purchase price for any station that they may acquire to the network affiliation relationship.

In connection with our purchase of Sunrise Television Corp. in May 2002, we acquired broadcast licenses in markets with a number of commercial television stations equal to or less than the number of television networks seeking affiliates. The methodology we used in connection with the valuation of the stations acquired in the Sunrise transaction was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. We believed that in these specific markets we would be able to replace a network affiliation agreement with little or no economic loss to the television station. As a result of this assumption, we ascribed no incremental value to the incumbent network affiliation in each market beyond the cost of negotiating a new agreement with another network and the value of any terms that were more favorable or unfavorable than those generally prevailing in the market. Other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operating performance of that station. As a result, we believe that these broadcasting companies include in their network affiliation valuation amounts related to attributes that we believe are more appropriately reflected in the value of the broadcast license or goodwill.

If we were to assign higher values to acquired network affiliation agreements and, therefore, less value to broadcast licenses, it would have a significant impact on our operating results. The following chart reflects the hypothetical impact of the hypothetical reassignment of value from broadcast licenses to network affiliations and the resulting increase in amortization expense assuming a 15-year amortization period for the year ended December 31, 2004 (in thousands):

		Percentage of Total Value
		reassigned to Network
		Affiliation Agreements
	As reported	50%	25%
Balance Sheet (As of December 31, 2004):
Broadcast licenses	$1,063,265	$531,633	$797,449
Other intangible assets, net (including network affiliation agreements)	2,870	428,176	215,523
Statement of Operations (For the year ended December 31, 2004):
Depreciation and amortization of intangible assets	32,311	67,753	50,032
Operating income	101,007	65,565	83,286
Income from continuing operations	90,988	69,652	80,320
Net income	93,038	71,702	82,370
Net income per diluted share	$1.64	$1.24	$1.44

In future acquisitions, the valuation of the broadcast licenses and network affiliations may differ from the Sunrise acquisition values due to different attributes of each station and the market in which it operates.

Valuation allowance for deferred tax assets

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period in which such a determination was made.

In the fourth quarter of 2004, we reversed our tax valuation allowance related to federal income taxes which resulted in a $50.1 million increase in our benefit from income taxes. We made the determination that it was likely that our deferred tax assets would be realized in the future based on the positive evidence of our historical performance over the last three years and on our projections of future results of operations. Lower interest rates and decreased debt levels were key factors in our determination.

Revenue recognition

We recognize broadcast revenue during the financial statement period in which advertising is aired. Barter revenue is accounted for at the fair value of the assets or services received, or the advertising time surrendered, whichever is more clearly evident. Barter revenue is recorded at the time the advertising is broadcast, and barter expense is recorded at the time the assets or services are used. We recognized barter revenue in the amounts of $10.1 million, $11.2 million and $12.4 million in the years ended December 31, 2004, 2003 and 2002, respectively. We incurred barter expense in the amounts of $9.9 million, $10.7 million and $12.3 million in the years ended December 31, 2004, 2003 and 2002, respectively.

Accounting for stock-based compensation

We account for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the underlying common stock at the date of grant. We adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” through disclosure only.

The following table illustrates the effect on net income (loss) if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$93,038	$(90,390)	$(47,215)
Add: Stock-based employee compensation expense, included in reported net income (loss), net of tax effect	216	88	536
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effect	(2,849)	(3,005)	(2,235)

Pro forma net income (loss)	$90,405	$(93,307)	$(48,914)

Basic net income (loss) per common share, as reported	$1.85	$(1.81)	$(1.13)

Basic net income (loss) per common share, pro forma	$1.80	$(1.87)	$(1.17)

Diluted net income (loss) per common share, as reported	$1.64	$(1.81)	$(1.13)

Diluted net income (loss) per common share, pro forma	$1.59	$(1.87)	$(1.17)

Amortization of program rights

We amortize program rights over the estimated broadcast period of the underlying programs. Program rights are analyzed by management on an ongoing basis through a review of ratings, program schedules and revenue projections, among other factors. If the projected future net revenues are less than the current carrying value of the program rights, we write-down the program rights to equal the amount of projected future net revenues. Our total program rights were $29.5 million, and $28.7 million at December 31, 2004 and 2003, respectively.

Retirement Plan Actuarial Assumptions

Our retirement benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87 Employer’s Accounting for Pensions (“SFAS No. 87”). Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increase.

The discount rate enables us to state expected future benefit payments as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. We decreased our discount rate to 5.75% in 2004 from 6.25% in 2003 to reflect market interest rate conditions.

To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. Our long-term expected return on plan assets was 8.25% in both 2004 and 2003.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”, which is effective for reporting periods beginning after June 15, 2005. SFAS No. 123R requires us to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB Opinion 25, we record the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is generally recognized for our fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS 123R, we will be required to measure compensation expense over the options’ vesting period based on the stock options’ fair value at the date the options are granted.

SFAS 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. As allowed by SFAS 123R, the Company can elect either Modified Prospective Application, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application which can apply the effect of the statement to either all prior years for which SFAS 123 was effective or only to prior interim periods in the year of adoption. We are currently evaluating which method of valuation and application will be used.

In December 2004, the FASB issued FASB Statement 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” (“FAS 153”). FAS 153 eliminates the exception to account for nonmonetary exchanges of similar productive assets at carrying value and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance; otherwise, the exchange principal of fair value applies. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of FAS 153 are not expected to have a material impact on the Company’s consolidated financial statements.

On February 11, 2005, the Emerging Issues Task Force issued EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share (“EITF 04-8”)” which is effective for all reporting periods ending after December 15, 2004. EITF 04-8 requires contingently convertible instruments to be included in diluted earnings per share regardless of whether the market price trigger has been met. As a result, diluted income per share includes the effect of our contingently convertible debt on an “as-converted basis” for the year ended December 31, 2004.

Results of Operations

Set forth below are the significant factors that contributed to our operating results for the years ended December 31, 2004, 2003 and 2002. Our results of operations from year to year are significantly affected by the impact of our acquisition of Sunrise Television Corporation (“Sunrise”) in 2002 and the consolidation of Banks Broadcasting in accordance with FASB Interpretation No. 46 (“FIN 46R”) “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” effective March 31, 2004, and as a result, our future reported financial results may not be comparable to the historical financial information and comparisons of any years may not be indicative of future financial performance. Our results of operations for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	Year Ended December 31,
		% Change 2004 vs		% Change 2003 vs
	2004	2003	2003	2002	2002
	(Numbers are in thousands)
Local time sales	$262,734	6%	$246,832	6%	$232,401
National time sales	125,243	0%	125,357	3%	121,967
Political time sales	27,360	510%	4,485	(82)%	25,269
Agency commissions	(69,224)	10%	(62,818)	0%	(62,561)
Network compensation	10,496	(3)%	10,874	5%	10,341
Barter revenue	10,143	(9)%	11,132	(10)%	12,421
Other revenue	8,095	24%	6,551	58%	4,142

Net revenues	374,847	9%	342,413	0%	343,980

Operating costs and expenses:
Direct operating (excluding depreciation of $31.3 million, $30.7 million and $27.6 million for the years ended December 31, 2004, 2003 and 2002, respectively)	102,080	2%	99,618	5%	94,871
Selling, general and administrative	95,553	8%	88,876	13%	78,745
Amortization of program rights	25,310	4%	24,441	19%	20,566
Corporate	18,586	15%	16,216	21%	13,417
Depreciation and amortization of intangible assets	32,311	1%	31,890	13%	28,266
Impairment of broadcast licenses	—	—	51,665	—	—

Total operating costs and expenses	273,840	(12)%	312,706	33%	235,865

Operating income	$101,007	240%	$29,707	(73)%	$108,115

Three-Year Comparison

Net Revenues

Net revenues consist primarily of national and local airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, Internet revenues, barter revenues, production revenues, tower rental income and carriage or retransmission agreements.

Net revenues increased 9% or $32.4 million for the year ended December 31, 2004 compared to the prior year, which was driven by increased political and local revenue. Political revenue increased $22.9 million for the year ended December 31, 2004 compared to the prior year as a result of the 2004 presidential election cycle. We expect political revenue to decrease substantially in 2005, as it is not an election year.

Local airtime sales increased $15.9 million for the year ended December 31, 2004 compared to the prior year. We operate the number one or number two local news station in 91% of our markets and generated 34% of our advertising revenues from local news sales in 2004. Local advertising revenue has become increasingly important to our industry and is typically a more stable source of revenue than national time sales. As a result, we continued to emphasize growing our local business during 2004.

Net revenue attributable to Banks Broadcasting, which was consolidated in accordance with FIN 46R effective March 31, 2004, was $4.0 million for the year ended December 31, 2004.

Net revenues remained relatively flat at $342.4 million for the year ended December 31, 2003 compared to net revenue of $344.0 million for the prior year. The parity in net revenue was due largely to a decrease in political revenues of $20.8 million for the year ended December 31, 2003 as a result of the 2002 campaign election cycle and a reduction in advertising revenues due to the outbreak of war in Iraq. The decrease was offset by the May 2002 acquisition of the Sunrise television stations, which resulted in an additional $10.8 million of net revenue for the year ended December 31, 2003.

Operating Costs and Expenses

Direct operating expenses (excluding depreciation and amortization of intangible assets), consisting primarily of news, engineering, programming and music licensing costs, increased $2.5 million or 2% for the year ended December 31, 2004 compared to the prior year. The increase is primarily due to increased expenses of $1.0 million attributable to the consolidation of Banks Broadcasting and salary increases.

Direct operating expenses increased $4.7 million or 5% for the year ended December 31, 2003 compared to the prior year. The increase was primarily attributable to the May 2002 acquisition of the Sunrise television stations, which resulted in an additional $4.9 million of direct operating expenses. Our direct operating expenses (excluding depreciation and amortization of intangible assets) at our stations other than the Sunrise stations were relatively flat in 2003 as a result of savings associated with us centralizing our master control transmission facilities, which offset general cost increases.

Selling, general and administrative expenses, consisting primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses, increased $6.7 million or 8% for the year ended December 31, 2004, compared to the prior year. The increase was driven primarily by $2.1 million of expenses attributable to the consolidation of Banks Broadcasting, a $1.6 million or 9% increase in local sales commissions due to the increase in local airtime sales and a $1.0 million increase in compensation expense.

Selling, general and administrative expenses increased $10.1 million or 13% for the year ended December 31, 2003 compared to the prior year. The increase was driven by a $5.7 million increase as a result of the May 2002 acquisition of the Sunrise television stations. The remaining increase is primarily due to a $1.0 million increase in pension expense due to market conditions affecting our retirement funds, a $0.8 million increase in property tax expense due to a combination of the addition of digital equipment, and a general increase in property tax rates, an increase in insurance expense of $0.8 million and an increase of $0.7 million in legal expenses primarily due to labor negotiations at several of our stations.

Selling expenses as a percentage of net revenues were 3.6%, 3.7% and 3.2% for the years ended December 31, 2004, 2003 and 2002, respectively.

Amortization of program rights represents costs associated with the acquisition of syndicated programming, features and specials. Amortization of program rights increased $0.9 million or 4% for the year ended December 31, 2004 compared to the prior year. The increase is the result a $0.7 million increase in the write-downs associated with several program rights due to lower projected revenue streams for those programs and $0.6 million attributable to the consolidation of Banks Broadcasting, offset by lower program costs at certain of our stations due to a combination of lower prices and nonrenewals of certain programming contracts.

Amortization of program rights increased $3.6 million or 19% for the year ended December 31, 2003 compared to the prior year. The increase is primarily due to the May 2002 acquisition of the Sunrise television stations, which resulted in an additional $1.8 million of amortization expense and $2.6 million as a result of writing down several program rights due to lower projected revenue streams for those programs.

Corporate expenses, related to costs associated with the centralized management of our stations, increased $2.4 million or 15% for the year ended December 31, 2004 compared to the prior year. Of the $2.4 million increase, $0.6 million is attributable to the consolidation of Banks Broadcasting. The remaining increase is primarily due to severance costs of $0.9 million related to the departure of a company executive and an increase in audit fees of $0.7 million related to corporate governance and related compliance activities.

Corporate expenses increased $3.6 million or 29% for the year ended December 31, 2003, compared to the prior year due to an increase in pension expense of approximately $0.7 million due to market conditions affecting our retirement funds, $0.4 million in directors and officers’ insurance expense, $1.4 million in due diligence related to potential acquisitions and professional fees as a result of increased activities related to corporate governance and related compliance activities and $0.9 million for severance pay and benefits related to centralizing the master control transmission facilities in Indianapolis, Indiana and Springfield, Massachusetts.

Depreciation and amortization of intangible assets remained relatively flat for the year ended December 31, 2004 compared to the prior year.

Depreciation and amortization of intangible assets increased $3.6 million or 13% for the year ended December 31, 2003, compared to the prior year. The increase is partially due to the May 2002 acquisition of the Sunrise television stations, which resulted in an additional $1.6 million of depreciation and amortization expense. The remaining increase is the result of increased capital additions related to the digital conversion and maximization efforts and the clustering of our master control transmission facilities.

As a result of our annual impairment test for goodwill and broadcast license, we recorded a non-cash impairment charge of $51.7 million reflected in operating expenses for the year ended December 31, 2003. This charge reflects the write-down of certain broadcast licenses resulting from a discounted cash flow forecast that uses industry averages to determine the fair value of the licenses. The decrease in fair value was the result of the decline in the advertising market during 2001 and 2003, which decreased industry station operating margins and therefore the value of our broadcast licenses.

Other (Income) Expense

The following table summarizes our total net interest expense:

	Year Ended December 31,
	2004	2003	2002
Components of interest expense
Senior Credit Facility	$9,623	$8,680	$5,484
$300,000, 8 3/8% Senior Subordinated Notes	—	12,515	29,045
$200,000, 6 1/2% Senior Subordinated Notes	13,541	8,703	—
$125,000, 2.50% Exchangeable Senior Subordinated Debentures	7,556	4,832	—
$166,440, 8% Senior Notes	15,459	18,683	17,521
$276,000, 10% Senior Discount Notes	—	4,973	32,695
$100,000, 10% Senior Discount Notes	—	2,119	8,167
Interest income	(418)	(1,015)	(268)

Total interest expense, net	$45,761	$59,490	$92,644

Interest expense, net decreased $13.7 million or 23% for the year ended December 31, 2004 and $33.2 million or 36% for the year ended December 31, 2003 when compared to the year ended December 31, 2003 and 2002, respectively, due to lower outstanding borrowings and lower average interest rates.

Share of income in equity investments increased to $7.4 million for the year ended December 31, 2004 compared to the prior year. This increase was primarily the result of improved operating performance of the stations included in our joint venture with NBC and the WAND (TV) Partnership. Share of income in equity investments decreased to $0.5 million for the year ended December 31, 2003 from $6.3 million for the year ended December 31, 2002. This decrease was primarily the result of the operating performance of the stations included in our joint venture with Banks Broadcasting and the WAND (TV) Partnership.

The gain on derivative instruments, derived from the mark-to-market of such instruments, increased to $15.2 million for the year ended December 31, 2004 compared to the prior year. This increase was due to fluctuations in market interest rates. Gain on derivative instruments decreased to $2.6 million for the year ended December 31, 2003 compared to $5.6 million for the prior period. Our derivative instruments during 2004 and 2003 consisted of the embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures and in 2002 consisted of interest rate collars and cap and swap arrangements. The 2003 decrease in gain on derivative instruments was due to fluctuations in market interest rates.

Other items

We recorded a loss of $4.4 million for the year ended December 31, 2004, related to the write-off of unamortized financing fees, discounts and associated costs in connection with the early extinguishment of $38.6 million of 8% Senior Notes due 2008. We recorded a loss of $53.6 million for the year ended December 31, 2003, related to the write-off of unamortized financing fees, discounts and associated costs in connection with the early redemption of all of our 10% Senior Discount Notes and 8 3/8% Senior Subordinated Notes and the repurchase of $5.0 million principal amount of the 8% Senior Notes due 2008.

We incurred a $16.0 million expense in 2002 related to the termination of the monitoring and oversight agreement with Hicks Muse and the amendment of the financial advisory agreement with Hicks Muse to eliminate the terms requiring the payment of transaction fees.

We recorded a loss of $2.8 million related to an investment in an Internet company in the second quarter of 2002 and $0.3 million in the second quarter of 2003. This amount reflected an impairment of our initial investment as a result of a reduction in the value of the Internet company, which in the opinion of management, was other than temporary.

Income Taxes

Our benefit from income taxes increased to $19.0 million for the year ended December 31, 2004, from a provision of $9.2 million for the prior year. In 2004, based on all available evidence, we determined that a substantial portion of our deferred tax assets would be realized. As a result of this determination, our 2004 income tax benefit includes the benefit of $50.1 million from the reduction of the valuation allowance. This was offset by an increased tax provision related to recording increased income from continuing operations for the year ended December 31, 2004 compared to the prior period.

Our provision for income taxes decreased to $9.2 million for the year ended December 31, 2003 from a provision of $25.5 million for the prior year. The federal and state provisions for the year ended December 31, 2003 were primarily created by an increase in the valuation allowance against the increase in our net deferred tax asset position during the year. The foreign provision for the year ended December 31, 2003 was primarily created as a result of foreign operating income for the year ended December 31, 2003. The provision for the year ended December 31, 2002 was primarily attributed to book income for the year and a charge of $17.1 million to initially establish a valuation allowance against our net deferred tax asset position.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior credit facility as well as funds from our initial public offering in May 2002. At December 31, 2004, we had cash of $14.8 million and an undrawn, but committed $191.9 million revolving credit facility, all of which was available as of December 31, 2004.

On March 11, 2005, we replaced our senior credit facility. Under this new facility, we obtained a $170.0 million term loan, the proceeds of which were used to repay the balance on our existing term loan and for general business purposes, and a $160.0 million revolving credit facility which will be used, in combination with cash on hand, to fund the purchase of WNDY-TV and WWHO-TV, during the first half of 2005. We are required to make mandatory payments on the new term loan of $4.3 million per quarter beginning March 31, 2006. The term loan and revolving credit facility expire on March 11, 2011 and March 11, 2010, respectively.

Contractual Obligations

The following table summarizes our estimated material contractual cash obligations at December 31, 2004 (in thousands):

	2005	2006-2008	2009-2010	Thereafter	Total
Principal payments and mandatory redemptions on debt (1)	$6,573	$318,367	$—	$325,000	$649,940
Cash interest on debt (2)	34,552	81,488	32,610	97,875	246,525
Capital expenditures (3)	859	5	—	—	864
Program payments (4)	26,267	34,498	2,116	518	63,399
Operating leases (5)	1,084	2,003	660	3,398	7,145
Local marketing agreement payments (6)	1,130	1,073	—	—	2,203

Total	$70,465	$437,434	$35,386	$426,791	$970,076

(1)	We are obligated to repay our Senior Credit Facility in December 2007, our 8% Senior Notes in 2008, our 6 1/2% Senior Subordinated Notes in May 2013 and our 2.50% Exchangeable Senior Subordinated Debentures in May 2033. However, the holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to purchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028. We repurchased and redeemed all of our 8% Senior Notes and received an additional $171.5 million in proceeds from issuance of additional $175.0 million 6 1/2% Senior Subordinated Notes and closed on a new senior credit facility in the first quarter of 2005 (See Note 18 of the consolidated financial statements for more information on these subsequent events).

(2)	We have contractual obligations to pay cash interest on our Senior Credit Facility, as well as commitment fees of approximately 0.50% on our revolving credit facility through 2007, on our 6 1/2% Senior Subordinated Notes through 2013, and our 2.50% Exchangeable Senior Subordinated Debentures through 2033. We repurchased and redeemed all of our 8% Senior Notes and received an additional $171.5 million in proceeds from issuance of additional $175.0 million 6 1/2% Senior Subordinated Notes in the first quarter of 2005. We are obligated to pay contingent interest to holders of our 2.50% Exchangeable Senior Subordinated Debentures during any six-month period commencing May 15, 2008, if the average trading price of the debentures for a five trading day measurement period immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the debentures. The contingent interest to be paid would equal 0.25% per annum per $1,000 principal amount of debentures.

(3)	Our capital expenditures primarily include purchases of broadcasting equipment, studio equipment, vehicles and office equipment to improve the efficiency and quality of our television broadcasting operations and may fluctuate as a result of a number of factors, including FCC regulatory compliance expenditures and periodic maintenance requirements. As of December 31, 2004, we have committed capital expenditures that extend into 2006.

(4)	We have entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $35.3 million of program obligations as of December 31, 2004 and have unrecorded commitments of $28.1 million for programming that is not available to air as of December 31, 2004.

(5)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(6)	We have entered into option agreements that would enable us to purchase KNVA-TV and WNAC-TV for a fixed amount under certain conditions. In connection with WNAC-TV and KNVA-TV, we are committed to pay minimum future periodic fees totaling $2.2 million as of December 31, 2004.

The following table sets forth the components of our net cash provided by operating activities (in thousands):

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Cash collected from customers	$416,298	$401,577	$388,358
Network compensation payments received	10,496	11,156	10,531
Cash received from other revenue	8,754	8,112	4,320
Cash paid for employee compensation and benefits	(128,378)	(131,088)	(106,346)
Cash paid for program payments	(25,050)	(23,029)	(22,475)
Cash paid for interest	(39,885)	(52,722)	(48,435)
Cash paid for taxes	(5,597)	(5,758)	(1,029)
Cash paid for all other operating expenses	(148,846)	(155,710)	(149,894)

Net cash provided by operating activities	$87,792	$52,538	$75,030

Net cash provided by operating activities increased $35.3 million to $87.8 million for the year ended December 31, 2004 compared to $52.5 million for the prior year. This increase is the result of an increase in cash collected from customers of $14.7 million, which is the result of increased net revenue; a decrease in cash paid for interest of $12.8 million, resulting from lower average borrowing levels and interest rates during 2004; and a decrease in cash paid for all other operating expenses of $6.9 million related to the timing of certain operating expenses.

Net cash provided by operating activities decreased $22.5 million to $52.5 million for the year ended December 31, 2003 compared to $75.0 million for the prior year. This decrease is the result of an increase in employees compensation and benefits of $24.7 million, which is the result of $5.2 million related to the Sunrise acquisition, $11.5 million related to the timing of salary and bonus payments and $8.0 million due to a general market increase in the rates of compensation and benefits. Also contributing to the decrease in operating cash flow is an increase in cash paid for other operating expenses of $5.8 million, which is primarily the result of the Sunrise acquisition. Offsetting these was an increase in cash collected from customers of $13.2 million, which was the result of improved collections on our accounts receivable.

Net cash used in investing activities was $7.6 million for the year ended December 31, 2004 compared to net cash provided by investing activities of $9.7 million for the prior year. This change was primarily the result of the liquidation of our short-term investments during 2003.

Net cash provided by investing activities decreased $23.4 million to $9.7 million for the year ended December 31, 2003 compared to $33.4 million for the prior year. This decrease is primarily the result of the sale of the North Dakota stations during 2002, which resulted in proceeds of $36.0 million and proceeds of $60.8 million from the redemption of our preferred units in Southwest Sports Group during 2002. These items were offset by $23.7 million of additional proceeds in 2003 resulting from the redemption of our short-term investments.

Net cash used in financing activities decreased $121.8 million to $74.9 million for the year ended December 31, 2004 compared to $196.7 million for the prior year. This decrease is the result of the retirement of $376.0 million aggregate principle amount of 10% Senior Discount Notes and 10% Senior Discount Add-On Notes during 2003. This debt retirement was funded by proceeds from the $175.0 million term loan entered into during 2003, a $75.0 million drawdown on our existing revolving credit facility and cash on hand.

Net cash provided by financing activities was $196.7 million for the year ended December 31, 2003 compared to net cash provided by financing activities of $18.2 million for the prior year. This change was principally the result of the principal payments on the LIN Television 8 3/8% Senior Subordinated Notes due in 2008 in the aggregate principal amount of $300.0 million, the LIN Holdings 10% Senior Discount Notes due 2008 in the aggregate principal amount of $276.0 million and the LIN Holdings 10% Senior Add-on Discount Notes due 2008 in the aggregate principal amount of $100.0 million, offset by $500.0 million of proceeds from the combination of the issuance of the 6 1/2 % Senior Subordinated Notes due 2013, the issuance of the 2.50% Exchangeable Senior Subordinated Debentures due 2033 and draw downs under our Senior Credit Facility.

The change was also affected by the issuance of our initial public offering of common stock in 2002, which resulted in net proceeds of $399.9 million.

Based on the current level of our operations and anticipated future growth, both internally generated as well as through acquisition, we believe that our cash flows from operations, together with available borrowings under credit facilities, will be sufficient to meet our anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the next 12 months and for the foreseeable future.

Description of Indebtedness

The following is a summary of our outstanding indebtedness as of (in thousands):

	December 31,
	2004	2003
Senior Credit Facility	$158,500	$193,500

$166,440 and $205,000 at December 31, 2004 and 2003, respectively, 8% Senior Notes due 2008 (net of discount of $2,884 and $4,706 at December 31, 2004 and 2004, respectively) (1)	163,556	200,294

$200,000, 6 1/2% Senior Subordinated Notes due 2013 (2)	200,000	200,000

$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $14,215 and $18,427 at December 31, 2004 and 2003, respectively)	110,785	106,573

Total debt	632,841	700,367

Less current portion	6,573	7,000

Total long-term debt	$626,268	$693,367

(1)	We repurchased and redeemed all of our 8% Senior Notes in the first quarter of 2005.

(2)	We issued an additional $175.0 million principal amount of 6 1/2% Senior Subordinated Notes in the first quarter of 2005.

The following table is a summary of interest expense that is recorded during the period, which is paid in cash during the period or subsequent periods, and the interest expense related to amortization of discount and deferred financing fees (in thousands):

	Year Ended December 31,
	2004	2003	2002
Components of interest expense:
Senior Credit Facility	$8,033	$7,194	$3,928
$166,440 8% Senior Notes	13,883	16,783	16,800
$200,000 6 1/2% Senior Subordinated Notes	13,040	8,393	—
$125,000 2.50% Exchangeable Senior Subordinated Debentures	3,201	2,110	—
$276,000 8 3/8% Senior Subordinated Notes	—	11,448	25,125
$325,000 10% Senior Discount Notes	—	330	—
$100,000 10% Senior Discount Notes	—	194	—
Other	(418)	(1,015)	(416)

Interest expense before amortization of discount and deferred financing fees	37,739	45,437	45,437

Amortization of discount and deferred financing fees	8,022	14,053	47,207

Total interest expense	$45,761	$59,490	$92,644

The following table summarizes the material terms of our debt agreements:

Senior Credit Facility

	Revolving facility	Term Loans
Final maturity date	3/31/2005	12/31/2007

Balance at December 31, 2004	$—	$158,500
Unused balance at December 31, 2004	191,888	—

Adjusted LIBOR	1.50% to 2.75%	2.00% to 2.25%
Applicable margin	2.00%	2.00% to 2.25%

Interest rate	3.50% to 4.75%	4.00% to 4.50%

The revolving credit facility may be used for general corporate purposes, acquisitions of certain assets and the redemption of our publicly traded securities not to exceed $50 million. The senior credit facility permits us to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. We are required to make mandatory prepayments of our terms loans in the amount of $1.6 million per quarter and additional prepayments based on certain debt transactions or the disposal of certain assets.

The senior credit facility contains covenants that, among other things, restrict the ability of our subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by it, make capital expenditures, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We are required, under the terms of the senior credit facility, to comply with specified financial ratios, including minimum interest coverage ratio, maximum leverage ratio and minimum fixed charge coverage ratio.

The senior credit facility also contain provisions that prohibit any modification of the indentures governing our senior subordinated notes and senior notes in any manner adverse to the lenders and that limits our ability to refinance or otherwise prepay our senior subordinated notes or senior notes without the consent of such lenders.

On March 11, 2005, we replaced our senior credit facility. Under this new facility, we obtained a $170.0 million term loan, the proceeds of which were used to repay the balance on our existing term loan and for general business purposes, and a $160.0 million revolving credit facility which will be used, in combination with cash on hand, to fund the purchase of WNDY-TV and WWHO-TV, during the first half of 2005. We are required to make mandatory payments on the new term loan of $4.3 million per quarter beginning March 31, 2006. The term loan and revolving credit facility expire on March 11, 2011 and March 11, 2010, respectively. The new facility contains covenants similar to that of the old facility.

6 1/2% Senior Subordinated Notes, 2.50% Exchangeable Senior Subordinated Debentures and 8% Senior Notes

2.50% Exchangeable Senior
	8% Senior Notes	6 1/2% Senior Subordinated Notes	Subordinated Debentures
Final maturity date	1/15/2008	5/15/2013	5/15/2033(1)

Annual interest rate	8.0%	6.5%	2.5%
Payable semi-annually in arrears	June 15th	May 15th	May 15th
	January 15th	November 15th	November 15th

(1)	The holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

The 6 1/2% Senior Subordinated Notes and the 2.50% Exchangeable Senior Subordinated Debentures are unsecured and are subordinated in right of payment to all senior indebtedness, including our 8% Senior Notes and our senior credit facility and the 8% Senior Notes are unsecured and are subordinated in right of payment to our senior credit facility.

The indentures governing the 6 1/2% Senior Subordinated Notes, 2.50% Exchangeable Senior Subordinated Debentures and the 8% Senior Notes contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also have change of control provisions which may require us to purchase all or a portion of our 6 1/2% Senior Subordinated Notes at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest, and our 2.50% Exchangeable Senior Subordinated Debentures at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest.

The 6 1/2% Senior Subordinated Notes and the 8% Senior Notes have certain limitations and financial penalties for early redemption of the notes. The 2.50% Exchangeable Senior Subordinated Debentures have a contingent interest feature that could require us to pay contingent interest at the rate of 0.25% per annum commencing with the six-month period beginning May 15, 2008 if the average trading price of the debentures for a five-day measurement period preceding the beginning of the applicable six-month period equals 120% or more of the principal amount. The debentures also have certain exchange rights where the holder may exchange each debenture for a number of LIN TV Corp.’s class A common stock based on certain conditions.

Prior to May 15, 2008, the exchange rate will be determined as follows:

•	If the applicable stock price is less than or equal to the base exchange price, the exchange rate will be the base exchange rate; and

•	If the applicable stock price is greater than the base exchange price, the exchange rate will be determined in accordance with the following formula; provided, however, in no event will the exchange rate exceed 46.2748, subject to the same proportional adjustment as the base exchange rate: The base exchange rate plus the product of (i) a fraction, the numerator of which equals the applicable stock price less the base exchange price and the denominator of which equals the applicable stock price multiplied by (ii) the incremental share factor.

On May 15, 2008, the exchange rate will be fixed at the exchange rate then in effect.

The “base exchange rate” is 26.8240, subject to adjustment, and the “base exchange price” is a dollar amount (initially $37.28) derived by dividing the principal amount per debenture by the base exchange rate. The “incremental share factor” is 23.6051, subject to the same proportional adjustment as the base exchange rate. The “applicable stock price” is equal to the average of the closing sale prices of LIN TV Corp.’s common stock over the five trading-day period starting the third trading day following the exchange date of the debentures.

The 2.50% Exchangeable Senior Subordinated Debentures also have certain embedded derivative features. See Note 9 of the consolidated financial statements for more information on our derivatives.

Repayment of Principal

The following table summarizes future principal repayments on our debt agreements:

	Senior Credit Facilities	Senior Credit Facilities		6 1/2 Senior	2.50% Exchangeable Senior
	(Revolving facility)	(Term Loans)	8% Senior Notes	Subordinated Notes	Subordinated Debentures		Total
Final maturity date	3/31/2005	12/31/2007	1/15/2008	5/15/2013	5/15/2033	(1)
2005	$—	$6,573	$—	$—	$—		$6,573
2006	—	6,573	—	—	—		6,573
2007	—	145,354	—	—	—		145,354
2008	—	—	166,440	—	—		166,440
2009	—	—	—	—	—		—
2010	—	—	—	—	—		—
Thereafter	—	—	—	200,000	125,000		325,000

Total	$—	$158,500	$166,440	$200,000	$125,000		$649,940

(1)	The holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

We paid $73.6 million on the principal amount of our debt in 2004 compared with $22.0 million in 2003. The $73.6 million in 2004 included a $22.0 million payment to pay the principal balance on our revolving credit facility, $7.0 million in mandatory payments on our term loans plus an additional $6.0 million on the principal balance on our term loans, and $38.6 million to retire a portion of our 8% Senior Notes. The remaining principal balance of our 8% Senior Notes will be retired in the first quarter of 2005. See Note 18 — Subsequent Events for further discussion of the repurchase. The $22.0 million in 2003 represented a payment on the principal balance of the revolving credit facility and $5.0 million to repurchase a portion of our 8% Senior Notes.

GECC Note

We have guaranteed a General Electric Credit Corporation’s $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013, and 9.0% per annum thereafter, that was assumed by the NBC joint venture in 1998.

The guarantee would require us to pay any shortfall after the assets of the joint venture were liquidated in the case of a default. The cash flow generated by the joint venture has serviced the interest on the note and operational requirements of the joint venture since 1998 and has generated an average of $34.5 million in cash distributions over the last three years. We believe the fair value of the underlying assets of the joint venture is in excess of the carrying values of its assets or the GECC note.

The GECC note is not our obligation, but is recourse to the joint venture, our equity interests therein and to LIN TV Corp., pursuant to a guarantee.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks Associated with Business Activities

Our operating results are primarily dependent on advertising revenues and, as a result, we may be more vulnerable to economic downturns than businesses in other industries.

Our operating results are primarily dependent on advertising revenues. The success of our operations depends in part upon factors beyond our control, such as:

•	national and local economic conditions;

•	the availability of high profile sporting events;

•	the relative popularity of the programming on our stations;

•	the demographic characteristics of our markets; and

•	the activities of our competitors.

Our programming may not attract sufficient targeted viewership or we may not achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenues to decline. In addition, we, and those on whom we rely for programming, may not be able to anticipate and react effectively to shifts in viewer tastes and interests in the markets.

We are dependent to a significant degree on automotive advertising.

Approximately 27%, 25% and 22% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively, consisted of automotive advertising. A significant decrease in these revenues in the future could materially and adversely affect our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations and affect the value of shares of our common stock.

We have a substantial amount of debt, which could adversely affect our financial condition, liquidity and results of operations, reduce our operating flexibility and put us at greater risk for default and acceleration of our debt.

As of December 31, 2004, we had approximately $632.8 million of consolidated indebtedness and approximately $856 million of consolidated stockholders’ equity. In addition, we may incur additional indebtedness in the future. Accordingly, we will continue to have significant debt service obligations.

Our large amount of indebtedness could, for example:

•	require us to use a substantial portion of our cash flow from operations to pay indebtedness and reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate activities;

•	limit our ability to obtain additional financing in the future;

•	expose us to greater interest rate risk since the interest rates on our senior credit facility vary; and

•	impair our ability to successfully withstand a downturn in our business or the economy in general and place us at a disadvantage relative to our less leveraged competitors.

Any of these consequences could have a material adverse effect on our business, liquidity and results of operations. In addition, our debt instruments require us to comply with covenants, including those that restrict the ability of certain of our subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, make investments, make acquisitions, engage in mergers or consolidations and make capital expenditures, that will restrict the manner in which we conduct our business and may impact our operating results. Our failure to comply with these covenants could result in events of default, which, if not cured or waived, would permit acceleration of our indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-default provisions. In the past, we have obtained amendments with respect to compliance with financial ratio tests in our senior credit facility. Consents or amendments that may be required in the future may not be available on reasonable terms, if at all.

We have a history of net losses and a substantial accumulated deficit.

We had net losses of $90.4 million and $47.2 million for years ended December 31, 2003 and 2002, respectively, primarily as a result of amortization and impairment of intangible assets and debt service obligations. In addition, as of December 31, 2004, we had an accumulated deficit of $201.8 million. Although we achieved net income of $93.0 million in 2004, we may not be able to maintain profitability in future periods.

We may not be able to generate sufficient cash flow to meet our debt service obligations, forcing us to refinance all or a portion of our indebtedness, sell assets or obtain additional financing.

Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance our indebtedness, will depend on our future performance, which, to a certain extent, will be subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate sufficient cash flow from operations in the future to pay our indebtedness or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, on or before maturity, sell assets or obtain additional financing. We may not be able to refinance any of our indebtedness on commercially reasonable terms, if at all. If we are unable to generate sufficient cash flow or refinance our indebtedness on commercially reasonable terms, we may have to seek to restructure our remaining debt obligations, which could have a material adverse effect on the price of our common stock and the market, if any, for our debt.

We have a material amount of intangible assets, and if we are required to write down intangible assets in future periods, it would reduce net income, which in turn could materially and adversely affect the results of operations and the trading price of LIN TV Corp.’s class A common stock.

Approximately $1.7 billion, or 80%, of our total assets as of December 31, 2004 consists of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the impairment testing of goodwill. If at any point in the future the value of these intangible assets decreased, we would be required to incur an impairment charge that could significantly adversely impact our reported results of operations and stockholders’ equity. We recorded an impairment of our broadcast licenses at March 31, 2002 of $47.2 million and at December 31, 2003 of $51.7 million.

Our strategy includes seeking growth through acquisitions of television stations, which could pose various risks and increase our leverage.

We intend to pursue selective acquisitions of television stations with the goal of improving their operating performance by applying our management’s business and growth strategy. However, we may not be successful in identifying attractive acquisition targets. Future acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures and facilities that could have a material adverse effect on our operating results, particularly during the period immediately following any acquisitions. We may not be able to successfully implement effective cost controls, increase advertising revenues or increase audience share with respect to any acquired station. In addition, our future acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management’s attention from the operation of our business.

In addition, television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions and potentially require us to divest some television stations if a regulatory authority believes that a proposed acquisition would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations.

Broadcast interests of our affiliates, including Hicks Muse, may be attributable to us and may limit our ability to acquire television stations in particular markets, restricting our ability to execute our growth strategy.

The number of television stations we may acquire in any market is limited by FCC rules and may vary depending upon whether the interests in other television stations or other media properties of individuals affiliated with us are attributable to those individuals under FCC rules. The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. The broadcast or other media interests of our officers, directors and 5% or greater voting stockholders are generally attributable to us, which may limit our acquisition or ownership of television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of an otherwise nonattributable equity or debt interest in a licensee which is in excess of 33% of the total debt and equity of the licensee will nonetheless be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station, cable system or newspaper in the same market. As of December 31, 2004, affiliates of Hicks Muse own 23,508,119 shares of LIN TV class B common stock, which represents 46.6% of LIN TV’s capital stock. Pursuant to FCC rules and regulations, non-voting stock does not generally create an attributable interest. As a result, due to the fact that affiliates of Hicks Muse only own shares of LIN TV class B common stock, we believe that none of our stations will be attributed to Hicks Muse and that no stations attributed to Hicks Muse will be attributed to us. However, if affiliates of Hicks Muse elect to convert their shares of class B common stock into either class A common stock or class C common stock of LIN TV, under current FCC rules and regulations, the stations that are attributable to Hicks Muse would be attributed to us. In addition, the FCC has stated that it reserves the authority, in an appropriate case, to declare as being attributable an unusual combination of otherwise nonattributable interests.

Hicks Muse and its affiliates, whose interests may differ from your interests, have approval rights with respect to significant transactions and could convert their equity interests in LIN TV into a majority of its voting power, thereby reducing the voting power of other LIN TV shareholders.

Hicks Muse and its affiliates have the ability to convert shares of LIN TV’s nonvoting class B common stock into class A common stock, subject to the approval of the FCC. If this occurs, affiliates of Hicks Muse would own approximately 46.6% of our voting equity interests in LIN TV and will effectively have the ability to elect the entire board of directors and to approve or disapprove any corporate transaction or other matters submitted to LIN TV shareholders for approval, including the approval of mergers or other significant corporate transactions. Upon the conversion of the majority of the nonvoting class B common stock into class A common stock, the class C common stock will automatically convert into an equal number of shares of class A common stock. The interests of Hicks Muse and its affiliates may differ from the interests of LIN TV’s other stockholders and Hicks Muse and its affiliates could take actions or make decisions that are not in your best interests.

For example, Hicks Muse is in the business of making significant investments in existing or newly formed companies and may from time to time acquire and hold controlling or non-controlling interests in television broadcast assets, such as its existing investment in businesses like Clear Channel Communications, Inc., that may directly or indirectly compete with LIN TV for advertising revenues. Hicks Muse and its affiliates may from time to time identify, pursue and consummate acquisitions of television stations or other broadcast related businesses that may be complementary to LIN TV’s business and therefore such acquisition opportunities may not be available to LIN TV.

Moreover, Royal W. Carson, III and Randall S. Fojtasek, two of LIN TV’s directors, together own all of LIN TV’s class C common stock and therefore possess 70% of LIN TV’s combined voting power. Accordingly, Messrs. Carson and Fojtasek will have the power to elect the entire board of directors of LIN TV and through this control, to approve or disapprove any corporate transaction or other matter submitted to the LIN TV stockholders for approval, including the approval of mergers or other significant corporate transactions. Both of Messrs. Carson and Fojtasek have prior business relations with Hicks Muse. Mr. Carson is the President of Carson Private Capital Incorporated, an investment firm that sponsors funds-of-funds and dedicated funds that have invested substantially all of the net capital of these funds in investment funds sponsored by Hicks Muse or its affiliates. Mr. Carson also serves on an advisory board representing the interests of limited partners of Hicks, Muse, Tate & Furst Europe Fund, L.P., which is sponsored by Hicks Muse. Hicks, Muse, Tate & Furst Europe Fund does not have an investment in us. Until its sale in

1999, Mr. Fojtasek was the Chief Executive Officer of Atrium Companies, Inc., which was principally owned by Hicks Muse and its affiliates. Affiliates of Hicks Muse have invested as limited partners in Brazos Investment Partners LLC, a private equity investment firm of which Mr. Fojtasek is a founding member.

If we are unable to compete effectively, our revenue could decline.

The entertainment industry, and particularly the television industry, is highly competitive and is undergoing a period of consolidation and significant change. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. Technological innovation and the resulting proliferation of television entertainment, such as cable television, Internet services, wireless cable, satellite-to-home distribution services, pay-per-view, digital video recorders, DVDs and home video and entertainment systems, have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to new types of competition. In addition, as a result of the Telecommunications Act of 1996, the legislative ban on telephone cable ownership has been repealed and telephone companies are now permitted to seek FCC approval to provide video services to homes.

It will be difficult to take us over, which could adversely affect the trading price of our class A common stock.

Affiliates of Hicks Muse effectively determine whether a change of control will occur because of their rights through their ownership of all of the shares of our class B common stock or through their voting power, if they convert their shares of class B common stock into class A common stock or class C common stock. Moreover, provision of Delaware corporate law and our bylaws and certificate of incorporation, including the 70% voting power rights of our class C common stock held by Messrs. Carson and Fojtasek, make it more difficult for a third party to acquire control of us, even if a change of control would benefit the holders of class A common stock. These provisions and controlling ownership by affiliates of Hicks Muse could also adversely affect the public trading price of our class A common stock.

The loss of network affiliation agreements or changes in network affiliations could materially and adversely affect our results of operations if we are unable to quickly replace the network affiliation.

The non-renewal or termination of a network affiliation agreement or a change in network affiliations could have a material adverse effect on us. Each of the networks generally provides our affiliated stations with up to 22 hours of prime time programming per week. In return, our stations broadcast network-inserted commercials during that programming and often receive cash payments from networks, although in some circumstances, we make cash payments to networks.

In addition, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances, including as a result of a change of control of our affiliated stations, which would generally result upon the acquisition of 50% of our voting power. In the event that affiliates of Hicks Muse elect to convert the shares of LIN TV class B common stock held by them into shares of either class A common stock or class C common stock, such conversion may result in a change of control of our stations with network affiliation agreements. Some of the networks with which our stations are affiliated have required other broadcast groups, upon renewal of affiliation agreements, to reduce or eliminate network affiliation compensation and, in specific cases, to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. Consequently, our affiliation agreements may not all remain in place and each network may not continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. If this occurs, we would need to find alternative sources of programming, which may be less attractive and more expensive. We are currently in negotiations with NBC, FOX and Telefutura regarding affiliation agreements with their networks.

A change in network affiliation in a given television market may have many short-term and long-term consequences, depending upon the circumstances surrounding the change. Potential short-term consequences include increased marketing costs and increased internal operating costs, which can vary widely depending on the amount of marketing required to educate the audience regarding the change and to maintain the station’s viewing audience, short term loss of market share or slower market growth due to advertiser uncertainty about the switch, costs of gearing up a news operation, if necessary, and the cost of the equipment needed to conform the station’s programming, equipment and logos to the new network affiliation. Long-term consequences are more difficult to assess, due to the cyclical nature of each of the major network’s share of the audience that changes from year to year with programs coming to the end of their production cycle and the audience acceptance of new programs in the future and the fact that national network averages are not necessarily indicative of how a network’s programming is accepted in an individual market. How well a particular network fares in the affiliation switch depends largely on the value of the broadcast license, which is influenced by the length of time the broadcast license has been broadcasting, whether it is a VHF or a UHF license, the quality and location of the license, the audience acceptance of the licensee’s local news programming and community involvement and the quality of the other non-network programming transmitted. In addition, the majority of the revenue earned by television stations is attributable to locally produced news programming and syndicated product, rather than to network affiliation payments and advertising sales related to network programming. The circumstances that may surround a network affiliation switch cause uncertainty as to the actual costs that will be incurred by us and, if these costs are significant, the switch could have a material adverse impact on the income we derive from the affected station.

The use of an alternative method of valuing our network affiliations could have a significant adverse impact on our results of operations.

Different broadcast companies may use different assumptions in valuing acquired broadcast licenses and their related network affiliations than those that are used by us. These different assumptions may result in the use of different valuation methods that can result in significant variances in the amount of purchase price allocated to these assets among broadcast companies. We believe that the value of a television station is derived primarily from the attributes of its broadcast license. The attributes include:

•	The scarcity of broadcast licenses assigned by the FCC to a particular market;

•	The length of time that the broadcast license has been broadcasting;

•	Whether the station is a VHF station or a UHF station;

•	The quality of the broadcast signal and location of the broadcast station within the market;

•	The audience acceptance of the broadcast license’s local news programming and community involvement; and

•	The quality of non-network programming carried by a station.

In connection with our purchase of Sunrise Television Corp. in May 2002, we acquired broadcast licenses in markets with a number of commercial television stations equal to or less than the number of television networks seeking affiliates. The methodology we used in connection with the valuation of the stations acquired in the Sunrise transaction was based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. We believed that in these specific markets we would be able to replace a network affiliation agreement with little or no economic loss to the television station. As a result of this assumption, we ascribed no incremental value to the incumbent network affiliation in each market beyond the cost of negotiating a new agreement with another network and the value of any terms that were more favorable or unfavorable than those generally prevailing in the market. Other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operating performance of that station. As a result, these broadcasting companies look beyond the specific contract value and include in their network affiliation valuation amounts related to attributes that we believe are more appropriately reflected in the value of the broadcast license or goodwill.

Other broadcasting companies believe that network affiliations are an important component of the value of a station. These companies believe that VHF stations are popular because they have been affiliating with networks from the inception of network broadcasts, stations with network affiliations have the most successful local news programming and the network affiliation relationship enhances the audience for local syndicated programming. As a result, these broadcasting companies allocate a significant portion of the purchase price for any station that they may acquire to the network affiliation relationship. If we were to adopt this alternative method for valuing these network affiliations, the value of our broadcast licenses and goodwill as reported on our balance sheet would be reduced and the value of our other intangibles assets would be proportionately increased. As a result, our expenses relating to the depreciation and amortization of intangible assets could increase significantly as more value would be assigned to an amortizing asset and this increase could materially reduce our operating income and materially increase our net loss.

In future acquisitions, the valuation of the broadcast licenses and network affiliations may differ from the Sunrise acquisition values due to different attributes of each station and the market in which it operates.

The General Electric Capital Corporation note could result in significant liabilities and could trigger a change of control under our existing indebtedness, causing our indebtedness to become immediately due and payable.

General Electric Capital Corporation (“GECC”), a subsidiary of General Electric Company, provided debt financing for a joint venture between us and NBC Universal, another subsidiary of General Electric Company, in the form of an $815.5 million, non-amortizing senior secured note due 2023. In the event that such note is not extended or otherwise refinanced when the note matures in 2023, we expect that, assuming current federal marginal tax rates remain in effect, our tax liability related to the joint venture transaction will be approximately $255.0 million. The formation of the joint venture was intended to be tax-free to us. However, any early repayment of the note will accelerate this tax liability, which could have a material adverse effect on us. In addition, if an event of default occurs under the note, and GECC is unable to collect all amounts owed to it after exhausting all commercially reasonable remedies against the joint venture, including during the pendency of any bankruptcy involving the joint venture, GECC may proceed against LIN TV to collect any deficiency, including by foreclosing on our stock and other LIN TV subsidiaries, which could trigger the change of control provisions under our existing indebtedness.

Annual cash interest payments on the note are approximately $66.1 million. There are no scheduled payments of principal due prior to 2023, the stated maturity of the note. The obligations under the note were assumed by the joint venture, and the proceeds of the note were used to finance a portion of the cost of Hicks Muse’s acquisition of us. The note is not our obligation nor the obligation of any of LIN TV’s subsidiaries and is recourse only to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interest in the joint venture, to LIN TV pursuant to a guarantee. An event of default under the note will occur if the joint venture fails to make any scheduled payment of interest, within 90 days of the date due and payable, or principal of the note on the maturity date. The joint venture is required to maintain a cash reserve of $15.0 million for the purpose of making interest and principal payments on the note when due in the event that the joint venture has insufficient cash on hand to make such payments. Both NBC and us have the right to make a shortfall loan to the joint venture to cover any interest payment. However, if the joint venture fails to pay principal or interest on the note, and neither NBC nor us make a shortfall loan to cover the interest payment, an event of default would occur under the note and GECC could accelerate the maturity of the entire amount due under the note. Other than the acceleration of the principal amount of the note upon an event of default, prepayment of the principal of the note is prohibited prior to its stated maturity.

Risks Related to Our Industry

Any potential hostilities or terrorist attacks may affect our revenues and results of operations.

During each of the three month periods ended March 31, 2003 and June 30, 2003, we experienced a loss of advertising revenue and incurred additional broadcasting expenses due to the initiation of military action in Iraq. The military action disrupted our television stations’ regularly scheduled programming and some of our clients rescheduled or delayed advertising campaigns to avoid being associated with war coverage. We expect that if the United States engages in other foreign hostilities or there is a terrorist attack against the United States, we may lose additional advertising revenue and incur increased broadcasting expenses due to further pre-emption, delay or cancellation of advertising campaigns and the increased costs of providing coverage of such events. We cannot predict the extent and duration of any future, disruption to our programming schedule, the amount of advertising revenue that would be lost or delayed or the amount by which our broadcasting expenses would increase as a result. The loss of revenue and increased expenses has negatively affected, and could negatively affect in the future, our results of operations.

Our industry is subject to significant syndicated and other programming costs, and increased programming costs could adversely affect our operating results.

Our industry is subject to significant syndicated and other programming costs. We may be exposed in the future to increased programming costs, which may adversely affect our operating results. We often acquire program rights two or three years in advance, making it difficult for us to accurately predict how a program will perform. In some instances, we may have to replace programs before their costs have been fully amortized, resulting in write-offs that increase station operating costs.

Changes in FCC ownership rules through Commission action, judicial review or federal legislation may limit our ability to continue operating stations under local marketing agreements, may prevent us from obtaining ownership of the stations we currently operate under local marketing agreements and/or may preclude us from obtaining the full economic value of one or more of our two-station operations upon a sale, merger or other similar transaction transferring ownership of such station or stations.

FCC ownership rules currently impose significant limitations on the ability of broadcast licensees to have attributable interests in multiple media properties. These restrictions include a rule prohibiting one company from owning broadcast television stations with service areas encompassing more than an aggregate 39% share of national television households. The restrictions also include a variety of local limits on media ownership. The restrictions include an ownership limit of one television station in most medium and smaller television markets and two stations in most larger markets, known as the television duopoly rule. The regulations also include a prohibition on the common ownership of a newspaper and television station in the same market (newspaper-television cross-ownership), limits on common ownership of radio and television stations in the same market (radio-television station ownership) and limits on radio ownership of four to eight radio stations in a local market.

In 2002, the United States Court of Appeals for the District of Columbia Circuit found three of the FCC’s decisions with respect to three of its ownership rules, including the then-35% household limit on national television ownership, the television duopoly rule and a prohibition on ownership of television broadcast stations and cable systems in the same market to be arbitrary and capricious. The court vacated the cable-television cross-ownership rule and remanded the national cap and television duopoly rule to the Commission for further action. In 2003, the FCC voted substantially to amend many of its ownership rules. The FCC raised the national television ownership limit from 35% to 45%. The television duopoly rule was relaxed to permit ownership of up to three stations in certain large markets and two stations in many mid-sized markets, provided that no more than one of the co-owned stations was to be among the top four in audience share in the market. In addition, the newspaper-television cross-ownership prohibition was restricted to smaller markets (those with fewer than four television stations). A new local cross-ownership regulation was adopted which precluded ownership of certain combinations of television and radio stations and newspapers in markets with fewer than nine television stations.

With respect to the television duopoly rule, the Commission declared that it would grant waivers of the top-four restriction under certain circumstances. It also held that two-station combinations, which were not in conformance with the amended rule, e.g., where both stations were among the top four stations in the local markets in audience share, would not have to be divested. However, the Commission also determined that a non-conforming combination could not be transferred jointly either as a separate asset or through the transfer of control of the licensee, except by obtaining a waiver of the rule upon each transfer or by sale to certain eligible small business entities. The Commission also determined that it would continue to grandfather local marketing agreements entered into prior to November 5, 1996, such as our local marketing agreements in Austin, Texas, and Providence, Rhode Island, until the conclusion of a further ownership review, which would address the question of whether and under what circumstances the agreements would be permitted to continue.

The amended rules were appealed to the United States Court of Appeals for the Third Circuit by multiple parties. The Third Circuit stayed the effectiveness of the rules pending resolution of the appeal, a stay which remains in place. On January 23, 2004, the national ownership cap was amended legislatively by Congress fixing the cap at an aggregate reach of 39% of national households. On June 24, 2004, the Third Circuit ruled that the national cap legislation had mooted the appeal of the Commission’s amended rule. The Third Circuit also ruled that the Commission’s decisions amending the television duopoly rule, the newspaper-broadcast cross-ownership rule, the radio-television cross-ownership rule and the local radio station ownership rule were for the most part arbitrary and capricious and remanded the rules to the FCC for further revision.

Various parties supporting the FCC’s actions, but not the FCC itself, have appealed the Third Circuit’s decision to the United States Supreme Court, which is expected to decide sometime in the second quarter of 2005 whether to hear the appeal. We are unable to predict whether the Supreme Court will decide to hear the appeal nor, if it does, what the outcome of its decision will be.

Nor are we able to predict the timing or outcome of any FCC deliberations upon remand after the judicial appeals have been exhausted. Should the FCC’s amended rules ultimately become effective, attractive opportunities may arise for additional television station and other media acquisitions. But these changes also create additional competition for us from other entities, such as national broadcast networks, large station groups, newspaper chains and cable operators who may be better positioned to take advantage of such changes and benefit from the resulting operating synergies both nationally and in specific markets.

Should the new television duopoly rule become effective, we may be able to acquire the ownership of one or both of the stations in Austin, Texas, and Providence, Rhode Island, which we currently operate under local marketing agreements and which are subject to purchase option agreements entered into by our subsidiaries. Any such acquisition would be subject to the amended duopoly rule’s restriction on ownership of more than one top-four station in a market. Should we have to seek a waiver of the new rule in either case because the second station is among the top four in audience share, there is no assurance that we will be successful in obtaining it. Should a waiver be required and obtained, or should we succeed in elevating to top-four audience status the second station in any of the other markets in which we currently have two stations, we will be unable to transfer that two-station combination, either through an asset transfer or a transfer of control of us (or the applicable licensee subsidiary), without grant of another waiver or sale to an eligible small business entity. Moreover, should we be unable to obtain a waiver, there is no assurance that the grandfathering of our local marketing agreements will be permitted beyond conclusion of a future rulemaking which could be initiated as early as 2005 but no later than 2006. During the year ended December 31, 2004 we had net revenues of $19.6 million, or 5.2%, of our total net revenues, attributable to those local marketing agreements.

Changes in technology may impact our long-term success and ability to compete.

The FCC has adopted rules for implementing advanced television, commonly referred to as “digital” television, in the United States of America. As of December 31, 2004, all of our stations were broadcasting in digital. Implementation of digital television improves the technical quality of over-the-air broadcast television. However, conversion to digital operations may reduce a station’s geographical coverage area. We believe that digital television is essential to our long-term viability and the broadcast industry, but we cannot predict the precise effect digital television might have on our business. The FCC has levied fees on broadcasters with respect to non-broadcast uses of digital channels, including data transmissions or subscriber services. Further advances in technology may also increase competition for household audiences and advertisers. We are unable to predict the effect that technological changes will have on the broadcast television industry or the future results of our operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

We are exposed to market risk from changes in interest rates principally with respect to our senior credit facility, which is priced based on certain variable interest rate alternatives. There was approximately $158.5 million outstanding as of December 31, 2004 under our senior credit facility.

Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical 1 percent increase in the floating rate used as the basis for the interest charged on the senior credit facility as of December 31, 2004 would result in an estimated $1.6 million increase in annualized interest expense assuming a constant balance outstanding of $158.5 million.

Our 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in the line item “other liabilities”. We have recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features of $15.2 million and $2.6 million for the years ended December 31, 2004 and 2003, respectively.

We are also exposed to market risk related to changes in the interest rates through our investing activities and our floating rate credit arrangements. With respect to borrowings, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates.

Item 8. Financial Statements and Supplementary Data:

See index on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

There are no changes in or disagreements with our accountants on any accounting or financial disclosure.

Item 9A. Controls and Procedures:

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2004, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a – 15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2004 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information:

On March 11, 2005, we replaced our senior credit facility. Under the new facility, we obtained a $170.0 million term loan, the proceeds of which were used to repay the balance on our existing term loan and for general business purposes, and a $160.0 million revolving credit facility which will be used, in combination with cash on hand, to fund the purchase of WNDY-TV and WWHO-TV during the first half of 2005. We are required to make mandatory payments on the new term loan of $4.3 million per quarter beginning March 31, 2006. The term loan and revolving credit facility expire on March 11, 2011 and March 11, 2010, respectively. The new facility contains covenants that, among other things, restrict the ability of our subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business they conduct, make capital expenditures, or engage in certain transactions with affiliates, and otherwise restrict certain corporate activities. In addition, under the new facility, we are required to comply with specified financial ratios, including a minimum interest coverage ratio and a maximum leverage ratio. The new facility is filed as Exhibit 10.44 to this Annual Report on Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant:

The response to this item is contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Directors and Executive Officers”, which is incorporated by reference herein.

Item 11. Executive Compensation :

The response to this item is contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Summary Compensation Table”, which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management:

The response to this item is contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management”, which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions:

The response to this item is contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions”, which is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services:

The response to this item is contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Independent Auditor Fees and Other Matters”, which is incorporated by reference herein.

Part IV

Item 15. Exhibits and Financial Statement Schedules :

(a) See Index to Financial Statements on page F-1.

(b) Exhibits.

No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of LIN TV Corp. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

3.2	Amended and Restated Bylaws of LIN TV Corp. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

3.3	Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 (File No. 000-25206) and incorporated by reference herein).

3.4	Restated By-laws of LIN Television Corporation (filed as Exhibit 3.4 to the Registration Statement on Form S-1 of LIN Television Corporation and LIN Holding Corp. (Registration No. 333-54003) and incorporated by reference herein).

4.1	Specimen of stock certificate representing LIN TV Corp. Class A Common stock, par value $.01 per share (filed as Exhibit 4.1 to LIN TV Corp.’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

4.2	Registration Rights Agreement by and among LIN TV Corp. (f/k/a Ranger Equity Holdings Corporation) and the stockholders named therein (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

4.3	Registration Rights Agreement, dated as of May 12, 2003, by and among LIN Television Corporation, the guarantors named therein, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., Fleet Securities, Inc. and Scotia Capital (USA) Inc. (filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

No.	Description
10.1	Indenture, dated as of June 14, 2001, among LIN Television Corp. and the Bank of New York, successor to United States Trust Company of New York, as Trustee, relating to the 8% Senior Notes (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of LIN Holdings Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2001 (File No. 000-25206) and incorporated by reference herein).

10.2	Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 6 1/2% Senior Subordinated Notes (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed as of May 14, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

10.3	Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 2.50% Senior Subordinated Debentures (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed as of May 14, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

10.4	Amendment, Assumption and Waiver to the Amended and Restated Credit Agreement, dated as of February 7, 2003, among LIN Holdings Corp., LIN Television Corporation, as Borrower, Televicentro of Puerto Rico, LLC as the Permitted Borrower, the Lenders Party Hereto, JP Morgan Chase Bank, as Administrative Agent, as Issuing Lender and as Swingline Lender, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent, and The Bank of Nova Scotia, Fleet National Bank, and Morgan Stanley Senior Funding, as Co-Documentation Agents (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (file Nos. 001-31311 and 000-25206) and incorporated by reference herein).

10.5	Form of Stock Pledge Agreement to the Amended and Restated Credit Agreement, dated as of February 7, 2003, among LIN Holdings Corp., LIN Television Corporation, as Borrower, Televicentro of Puerto Rico, LLC as the Permitted Borrower, the Lenders Party Hereto, JP Morgan Chase Bank, as Administrative Agent, as Issuing Lender and as Swingline Lender, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent, and The Bank of Nova Scotia, Fleet National Bank, and Morgan Stanley Senior Funding, as Co-Documentation Agents (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (file Nos. 001-31311 and 000-25206) and incorporated by reference herein).

10.6	Amended and Restated Credit Agreement, dated as of February 7, 2003, among LIN Holdings Corp., LIN Television Corporation, as Borrower, Televicentro of Puerto Rico, LLC as the Permitted Borrower, the Lenders Party Hereto, JP Morgan Chase Bank, as Administrative Agent, as Issuing Lender and as Swingline Lender, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent, and The Bank of Nova Scotia, Fleet National Bank, and Morgan Stanley Senior Funding, as Co-Documentation Agents (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

10.7	Guarantee and Collateral Agreement, dated as of March 3, 1998, made by LIN Holdings Corp., LIN Acquisition Company, LIN Television Corporation and the Guarantors named herein, in favor of The Chase Manhattan Bank, as Administrative Agent (filed as Exhibit 10.2 to the Registration Statement on Form S-1 of LIN Holdings Corp. and LIN Television Corporation (Registration No. 333-54003) and incorporated by reference herein).

10.8	Amended and Restated Financial Advisory Agreement, dated as of February 20, 2002, among LIN Television Corporation, LIN Holdings Corp., LIN TV Corp. and Hicks, Muse & Co. Partners, L.P. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

No.	Description
10.9	First Amendment to Amended and Restated Financial Advisory Agreement, dated as of April 30, 2002, by and among LIN Television Corporation, LIN Holdings Corp., LIN TV Corp., Ranger Equity Holdings A Corp., Ranger Equity Holdings B Corp., and Hicks, Muse & Co. Partners, L.P. (filed as Exhibit 10.7.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

10.10*	Employment Agreement dated as of January 1, 2002, by and among LIN TV Corp. and Gary R. Chapman (filed as Exhibit 10.13 to the Annual Report on Form 10-K of LIN Holdings Corp. and LIN Television Corporation for the fiscal year ended December 31, 2001 (File No. 000-25206) and incorporated by reference herein).

10.11*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman (incorporated herein by reference to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended March 31, 1995 (File Number 000-25206)).

10.12*	Amendment, dated October 1, 1999, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

10.13*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

10.14*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

10.16*	Amendment, dated October 1, 1999, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz (filed as Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

10.17*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

10.18*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Paul Karpowicz. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

10.19*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt (filed as Exhibit 10.29 to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended September 30, 1996 (File No. 000-25206) and incorporated by reference herein).

10.20*	Amendment, dated October 1, 1999, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt (filed as Exhibit 99.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

No.	Description
10.21*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

10.22*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

10.23*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney (filed as Exhibit 10.22 to the Registration Statement on Form S-1 of LIN Holdings Corp. and LIN Television Corporation (Registration No. 333-54003) and incorporated by reference herein).

10.24*	Amendment, dated October 1, 1999, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney (filed as Exhibit 99.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

10.25*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

10.26*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

10.27*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Deborah R. Jacobson (filed as Exhibit 10.26 to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended September 30, 1996 (File No. 000-25206) and incorporated by reference herein).

10.28*	Amendment, dated October 1, 1999, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Deborah R. Jacobson (filed as Exhibit 99.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

10.29*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Deborah R. Jacobson (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

10.30*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Deborah R. Jacobson (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

10.31*	LIN Television Corporation Retirement Plan, as amended and restated (incorporated herein by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation (Registration No. 33-84718)).

10.32*	LIN Television Corporation 401(k) Plan and Trust (incorporated herein by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation (Registration No. 33-84718)).

10.33*	LIN TV Corp. (formerly known as Ranger Equity Holdings Corporation) 1998 Stock Option Plan (filed as Exhibit 10.26 to the Annual Report on Form 10-K of LIN Holdings Corp. and LIN Television Corporation for the fiscal year ended December 31, 1998 (File No. 333-54003-06) and incorporated by reference herein).

No.	Description
10.34*	LIN TV Corp. (formerly known as Ranger Equity Holdings Corporation) 1998 Phantom Stock Plan (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of LIN Holdings Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2001 (File No. 000-25206) and incorporated by reference herein).

10.35*	LIN TV Corp. 2002 Stock Plan (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

10.36*	LIN TV Corp. 2002 Non-Employee Director Stock Option Plan (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

10.37*	LIN TV Corp. 2002 Employee Stock Purchase Plan (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

10.38*	LIN Television Corporation Supplemental Benefit Retirement Plan (As Amended and Restated effective December 21, 2004)

10.39*	Nonqualified Stock Option Letter Agreement dated March 3, 1998 between LIN Television Corporation and Gary R. Chapman

10.40*	Nonqualified Stock Option Letter Agreement dated March 3, 1998 between LIN Television Corporation and Paul Karpowicz

10.41*	Nonqualified Stock Option Letter Agreement dated March 3, 1998 between LIN Television Corporation and Gregory M. Schmidt

10.42*	Nonqualified Stock Option Letter Agreement dated March 3, 1998 between LIN Television Corporation and Peter E. Maloney

10.43*	Summary of Executive Compensation Arrangements for Gary R. Chapman, Vincent L. Sadusky, Gregory M. Schmidt and Peter E. Maloney.

10.44	Credit Agreement, dated as of March 11, 2005, among, LIN Television Corporation, as Borrower, Televicentro of Puerto Rico, LLC as the Permitted Borrower, the Lenders Party Hereto, J.P. Morgan Chase Bank, as Administrative Agent, as an Issuing Lender and as Swingline Lender, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent and as an Issuing Lender, and Bank of America, N.A., The Bank of Nova Scotia, and Wachovia Bank, National Association as Documentation Agents and Suntrust Bank as Co-Documentation Agent.

21	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

23.3	Consent of KPMG LLP for Station Venture Holdings, LLC.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN TV Corp.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation.

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer of LIN TV Corp.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer of LIN Television Corporation.

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(d)	Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule I – Condensed Financial Information of the Registrant

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN TELEVISION CORPORATION
Date: March 16, 2005
	By:	/s/ GARY R. CHAPMAN

Gary R. Chapman
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of each of LIN TV Corp. and LIN Television Corporation in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GARY R. CHAPMAN	Chairman, President, and Chief Executive Officer	March 16, 2005
(Principal Executive Officer)
Gary R. Chapman

/s/ VINCENT L. SADUSKY	Vice President, Chief Financial Officer and Treasurer	March 16, 2005
(Principal Financial Officer)
Vincent L. Sadusky

/s/ WILLIAM A. CUNNINGHAM	Vice President and Controller	March 16, 2005
(Principal Accounting Officer)
William A. Cunningham

/s/ RANDALL S. FOJTASEK	Director	March 16, 2005

Randall S. Fojtasek

/s/ ROYAL W. CARSON, III	Director	March 16, 2005

Royal W. Carson, III

/s/ WILLIAM S. BANOWSKY	Director	March 16, 2005

William S. Banowsky

/s/ WILLIAM H. CUNNINGHAM	Director	March 16, 2005

William H. Cunningham

/s/ WILMA H. JORDAN	Director	March 16, 2005

Wilma H. Jordan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LIN TV Corp.:

We have completed an integrated audit of LIN TV Corp.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LIN TV Corp. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

As discussed in Note 4 to the consolidated financial statements, effective March 31, 2004, the Company adopted the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, relating to the consolidation of Banks Broadcasting, Inc.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Boston, Massachusetts
March 15, 2005

LIN TV CORP.

Consolidated Balance Sheets

	December 31,
	2004	2003
	(In thousands, except share data)
Assets

Current assets:
Cash and cash equivalents	$14,797	$9,475
Accounts receivable, less allowance for doubtful accounts (2004 - $1,450; 2003 - $1,646)	70,639	70,949
Program rights	17,312	17,398
Assets held for sale	—	26,525
Other current assets	3,790	3,208

Total current assets	106,538	127,555
Property and equipment, net	197,565	197,174
Deferred financing costs	11,060	14,332
Equity investments	65,813	77,305
Program rights	12,165	11,292
Goodwill	583,105	586,269
Broadcast licenses and other intangible assets, net	1,066,135	1,087,161
Other assets	16,043	14,822

Total assets	$2,058,424	$2,115,910

Liabilities, Preferred Stock and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$6,573	$7,000
Accounts payable	7,774	6,977
Accrued interest expense	8,118	9,846
Accrued sales volume discount	6,462	6,075
Other accrued expenses	13,483	13,172
Liabilities held for sale	—	1,177
Program obligations	23,278	22,770

Total current liabilities	65,688	67,017
Long-term debt, excluding current portion	626,268	693,367
Deferred income taxes, net	445,695	527,588
Program obligations	12,008	11,498
Other liabilities	38,344	54,306

Total liabilities	1,188,003	1,353,776

Commitments and Contingencies (Note 12)
Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 issued and outstanding at December 31, 2004	14,458	—

Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 26,946,183 shares and 26,652,060 shares at December 31, 2004 and 2003, respectively, issued and outstanding	269	266
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,508,119 shares at December 31, 2004 and 23,510,137 shares at December 31, 2003, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at December 31, 2004 and 2003, issued and outstanding; convertible into an equal number of shares of Class A common stock	—	—
Additional paid-in capital	1,071,816	1,066,897
Accumulated deficit	(201,767)	(294,805)
Accumulated other comprehensive loss	(14,590)	(10,459)

Total stockholders’ equity	855,963	762,134

Total liabilities, preferred stock and stockholders’ equity	$2,058,424	$2,115,910

The accompanying notes are an integral part of the consolidated financial statements

LIN TV CORP.

Consolidated Statements of Operations

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share information)
Net revenues	$374,847	$342,413	$343,980
Operating costs and expenses:
Direct operating (excluding depreciation of $31.3 million, $30.7 million and $27.6 million for 2004, 2003 and 2002, respectively)	102,080	99,618	94,871
Selling, general and administrative	95,553	88,876	78,745
Amortization of program rights	25,310	24,441	20,566
Corporate	18,586	16,216	13,417
Impairment of broadcast licenses	—	51,665	—
Depreciation and amortization of intangible assets	32,311	31,890	28,266

Total operating costs and expenses	273,840	312,706	235,865

Operating income	101,007	29,707	108,115

Other (income) expense:
Interest expense, net	45,761	59,490	92,644
Share of income in equity investments	(7,428)	(478)	(6,328)
Minority interest in loss of Banks Broadcasting, Inc.	(454)	—	—
Gain on derivative instruments	(15,227)	(2,620)	(5,552)
Gain on redemption of investment in Southwest Sports Group	—	—	(3,819)
Fee on termination of Hicks Muse agreements	—	—	16,000
Loss on early extinguishment of debt	4,447	53,621	5,656
Other, net	1,951	1,050	3,098

Total other expense, net	29,050	111,063	101,699

Income (loss) from continuing operations before (benefit from) provision for income taxes and cumulative effect of change in accounting principle	71,957	(81,356)	6,416
(Benefit from) provision for income taxes	(19,031)	9,229	25,501

Income (loss) from continuing operations before cumulative effect of change in accounting principle	90,988	(90,585)	(19,085)

Discontinued operations:
(Income) loss from discontinued operations, net of tax provision of $206, $824 and $22 for 2004, 2003 and 2002, respectively	(44)	17	(1,577)

Loss (gain) from sale of discontinued operations, net of tax (benefit) provision of $(1,094), $109 and $425 for 2004, 2003 and 2002, respectively	1,284	(212)	(982)

Cumulative effect of change in accounting principle, net of a tax effect of $0 and $16,525 for 2004 and 2002, respectively	(3,290)	—	30,689

Net income (loss)	$93,038	$(90,390)	$(47,215)

Basic income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$1.81	$(1.81)	$(0.46)
Income (loss) from discontinued operations, net of tax	—	—	0.04
(Loss) gain from sale of discontinued operations, net of tax	(0.03)	—	0.02
Cumulative effect of change in accounting principle, net of tax	0.07	—	(0.73)
Net income (loss)	1.85	(1.81)	(1.13)
Weighted — average number of common shares outstanding used in calculating basic income (loss) per common share	50,309	49,993	41,792

Diluted income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$1.60	$(1.81)	$(0.46)
Income (loss) from discontinued operations, net of tax	—	—	0.04
(Loss) gain from sale of discontinued operations, net of tax	(0.02)	—	0.02
Cumulative effect of change in accounting principle, net of tax	0.06	—	(0.73)
Net income (loss)	1.64	(1.81)	(1.13)
Weighted — average number of common shares outstanding used in calculating diluted income (loss) per common share	54,056	49,993	41,792

The accompanying notes are an integral part of the consolidated financial statements

LIN TV CORP.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands, except for number of shares)

									Accumulated
	Class A		Class B		Class C		Additional		Other	Total
	Common Stock		Common Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Loss
Balance at January 1, 2002	6,494,276	$65	19,193,882	$192	2	—	$561,597	$(157,200)	$—	$404,654

Issuance of class A common stock in initial public offering, net of fees	19,550,000	196	—	—	—	—	399,748	—	—	399,944
Issuance of class B common stock in settlement of Sunrise debt and preferred stock liabilities	—	—	3,984,773	41	—	—	87,625	—	—	87,666
Issuance of class B common stock on exercise of warrants by Hicks Muse	—	—	123,466	—	—	—	2,714	—	—	2,714
Issuance of class A common stock in exchange for 100% of the stock in Sunrise Television Corp.	60,221	—	402,218	4	—	—	10,251	—	—	10,255
Issuance of class A common shares in exchange for class B common shares	124,551	1	(124,551)	(1)	—	—	—	—	—	—
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	67,121	—	—	—	—	—	1,138	—	—	1,138
Tax benefit from exercises of stock options	—	—	—	—	—	—	155	—	—	155
Stock-based compensation	—	—	—	—	—	—	894	—	—	894
Net loss	—	—	—	—	—	—	—	(47,215)	—	(47,215)	$(47,215)

Comprehensive loss - 2002											$(47,215)

Balance at December 31, 2002	26,296,169	262	23,579,788	236	2	—	1,064,122	(204,415)	—	860,205
Minimum additional pension liability	—	—	—	—	—	—	—	—	(10,459)	(10,459)	(10,459)
Issuance of class A common shares in exchange for class B common shares	69,651	1	(69,651)	(1)	—	—	—	—	—	—
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	286,240	3	—	—	—	—	2,628	—	—	2,631
Stock-based compensation	—	—	—	—	—	—	147	—	—	147
Net loss	—	—	—	—	—	—	—	(90,390)	—	(90,390)	(90,390)

Comprehensive loss - 2003											$(100,849)

Balance at December 31, 2003	26,652,060	$266	23,510,137	$235	2	$—	$1,066,897	$(294,805)	$(10,459)	$762,134
Minimum additional pension liability	—	—	—	—	—	—	—	—	(4,131)	(4,131)	(4,131)
Issuance of class A common shares in exchange for class B common shares	2,018	—	(2,018)	—	—	—	—	—	—	—
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	292,105	3	—	—	—	—	1,815	—	—	1,818
Reversal of deferred tax allowance	—	—	—	—	—	—	2,744	—	—	2,744
Stock-based compensation	—	—	—	—	—	—	360	—	—	360
Net income	—	—	—	—	—	—	—	93,038	—	93,038	93,038

Comprehensive income - 2004											$88,907

Balance at December 31, 2004	26,946,183	$269	23,508,119	$235	2	$—	$1,071,816	$(201,767)	$(14,590)	$855,963

The accompanying notes are an integral part of the consolidated financial statements

LIN TV CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$93,038	$(90,390)	$(47,215)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	32,311	31,890	28,266
Amortization of financing costs and note discounts	8,022	14,776	47,422
Amortization of program rights	25,310	24,835	20,759
Program payments	(25,050)	(23,029)	(22,475)
Loss on extinguishment of debt	4,447	53,621	5,656
Cumulative effect of change in accounting principle, net of tax impact	(3,290)	—	30,689
Gain on derivative instruments	(15,227)	(2,620)	(5,552)
Impairment of intangible assets, net of tax benefit	—	51,665	—
Share of income in equity investments	(7,428)	(478)	(6,328)
Deferred income taxes, net	(24,610)	6,082	22,493
Other, net	(1,082)	772	9,549

Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	1,280	7	(4,210)
Program rights, net of program obligations	57	3,175	(2,246)
Other assets	(1,754)	(3,344)	5,045
Accounts payable	370	(4,496)	(1,348)
Accrued income tax	(134)	(6,784)	1,109
Accrued interest expense	(1,728)	(6,390)	(5,857)
Accrued sales volume discount	387	660	1,595
Other accrued expenses	2,873	2,586	(2,322)

Net cash provided by operating activities	87,792	52,538	75,030

INVESTING ACTIVITIES:
Capital expenditures	(28,810)	(28,357)	(39,275)
Proceeds from sale of broadcast licenses and related operating assets	24,000	10,000	38,500
Investment in equity investments	(650)	—	(1,850)
Distributions from equity investments	7,948	7,540	6,405
Acquisition of broadcast licenses	(9,154)	(1,980)	(7,916)
Proceeds from redemption of Southwest Sports Group preferred units	—	—	60,819
Proceeds from liquidation of short-term investments	—	23,691	(23,478)
Other, net	(896)	(1,145)	162

Net cash (used in) provided by investing activities	(7,562)	9,749	33,367

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	1,818	2,631	1,138
Redemption of Sunrise Television preferred stock		—	(10,829)
Net proceeds from initial public offering of common stock	—	—	399,944
Proceeds from long-term debt	—	500,000	—
Long-term debt financing costs	(147)	(10,347)	—
Net (repayments) proceeds from revolver debt	(22,000)	22,000	(10,000)
Principal payments on debt	(51,560)	(684,500)	(362,026)
Cash expenses associated with early extinguishment of debt	(3,019)	(26,456)	—

Net cash (used in) provided by financing activities	(74,908)	(196,672)	18,227

Net increase (decrease) in cash and cash equivalents	5,322	(134,385)	126,624
Cash and cash equivalents at the beginning of the period	9,475	143,860	17,236

Cash and cash equivalents at the end of the period	$14,797	$9,475	$143,860

The accompanying notes are an integral part of the consolidated financial statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

LIN TV Corp. (“LIN TV”), together with its subsidiaries, including LIN Television Corporation (“LIN Television”), (together, the “Company”), is a television station group operator in the United States and Puerto Rico. LIN TV Corp. and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst, Incorporated (“Hicks Muse”).

LIN TV Corp. guarantees all debt of LIN Television Corporation except for its $166.4 million, 8% Senior Notes due 2008 (see Note 7). All of the consolidated wholly-owned subsidiaries of LIN Television Corporation fully and unconditionally guarantee all the Company’s debt on a joint and several basis.

Certain reclassifications have been made to the prior period financial statements to conform to the current financial statement presentation.

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. The Company conducts its business through its subsidiaries and has no operations or assets other than its investment in its subsidiaries. Accordingly, no separate or additional financial information about the subsidiaries or the Company on a stand-alone basis is provided. The Company operates in one reportable segment.

The only operating activities of the Company on a stand-alone basis for the years ended December 31, 2004, 2003 and 2002 were equity transactions with all net proceeds immediately contributed to the Company’s subsidiaries.

In accordance with FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” the Company’s interest in Banks Broadcasting, Inc. (“Banks Broadcasting”) is consolidated effective March 31, 2004 (see Note 4 for further discussion of Banks Broadcasting).

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The Company’s actual results could differ from these estimates. Estimates are used when accounting for the collectability of receivables and valuing intangible assets, amortization and impairment of program rights, pension costs, barter transactions and net assets of businesses acquired.

Cash and cash equivalents

Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. The Company’s excess cash is invested primarily in short-term U.S. Government securities and money market funds.

Property and equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, generally 20 to 30 years for buildings and fixtures, and 3 to 15 years for broadcast and other equipment. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in the determination of net income or loss. Expenditures for maintenance and repairs are expensed as incurred.

Equity investments

The Company’s equity investments are accounted for on the equity method, as the Company does not have a controlling interest. Accordingly, the Company’s share of the net loss or income of its equity investments is included in consolidated net income or loss.

Revenue recognition

Broadcast revenue is recognized during the financial statement period in which advertising is aired. Barter revenue is accounted for at the fair value of the assets or services received, or the advertising time surrendered, whichever is more clearly evident. Management judgment is required to determine which value is more clearly evident. Barter revenue is recorded at the time the advertising is broadcast, and barter expense is recorded at the time the assets or services are used. The Company recognized barter revenue of $10.1 million, $11.2 million and $12.4 million in the years ended December 31, 2004, 2003 and 2002, respectively. The Company incurred barter expense of $9.9 million, $10.7 million and $12.3 million in the years ended December 31, 2004, 2003 and 2002, respectively.

Advertising expense

Advertising costs are expensed as incurred. The Company incurred advertising costs in the amounts of $5.1 million, $4.6 million and $4.5 million in the years ended December 31, 2004, 2003 and 2002, respectively.

Intangible assets

Intangible assets primarily include broadcast licenses, network affiliations and goodwill.

The Company tests the impairment of its broadcast licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of broadcast licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical startup scenario that excludes network compensation payments. The future value of the Company’s broadcast licenses could be significantly impaired by the loss of the corresponding network affiliation agreements. Accordingly, such an event could trigger an assessment of the carrying value of the broadcast licenses.

The Company tests the impairment of its goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the station and prevailing values in the markets for broadcasting properties. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by a notional reperformance of the purchase price allocation using the station’s fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

An impairment assessment of enterprise level goodwill could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, or by adverse changes to Federal Communications Commission (“FCC”) ownership rules, amongst others.

Network Affiliations

Different broadcast companies may use different assumptions in valuing acquired broadcast licenses and their related network affiliations than those used by the Company. These different assumptions may result in the use of different valuation methods that can result in significant variances in the amount of purchase price allocated to these assets between broadcast companies.

The Company believes that the value of a television station is derived primarily from the attributes of its broadcast license. These attributes have a significant impact on the audience for network programming in a local television market compared to the national viewing patterns of the same network programming. These attributes and their impact on audiences can include:

•	The scarcity of broadcast licenses assigned by the FCC to a particular market determines how many television networks and other program sources are viewed in a particular market.

•	The length of time the broadcast license has been broadcasting. Television stations that have been broadcasting since the late 1940s, generally channels two to thirteen, are viewed more often than newer television stations.

•	VHF stations, (generally channels two to thirteen) are typically viewed more often than UHF stations (generally channels fourteen to sixty-nine) because these stations have been broadcasting longer than UHF stations and because of the inferior UHF signal in the early years of UHF stations.

•	The quality of the broadcast signal and location of the broadcast station within a market (i.e. the value of being licensed in the smallest city within a tri-city market has less value than being licensed in the largest city within a tri-city market.)

•	The audience acceptance of the broadcast licensee’s local news programming and community involvement. A local television station’s news programming that attracts the largest audience in a market generally will provide a larger audience for its network programming.

•	The quality of the other non-network programming carried by the television station. A local television station’s syndication programming that attracts the largest audience in a market generally will provide larger audience lead-ins to its network programming.

A local television station can be the number one station in a market, regardless of the national ranking of its affiliated network, depending on the factors or attributes listed above. ABC, FOX, NBC, and CBS each have multiple affiliations with local television stations that have the largest prime time audience in the local market in which the station operates.

Other broadcasting companies believe that network affiliations are an important component of the value of a station. These companies believe that VHF stations are popular because they have been affiliating with networks from the inception of network broadcasts, stations with network affiliations have the most successful local news programming and the network affiliation relationship enhances the audience for local syndicated programming. As a result, these broadcasting companies allocate a significant portion of the purchase price for any station that they may acquire to the network affiliation relationship.

In connection with the Company’s purchase of Sunrise Television Corp. (“Sunrise”) in May 2002, the Company acquired broadcast licenses in markets with a number of commercial television stations equal to or less than the number of television networks seeking affiliates. The methodology the Company used in connection with the valuation of the stations acquired in the Sunrise transaction was based on the Company’s evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. The Company believed that in these specific markets it would be able to replace a network affiliation agreement with little or no economic loss to the television station. As a result of this assumption, the Company ascribed no incremental value to the incumbent network affiliation in each market beyond the cost of negotiating a new agreement with another network and the value of any terms that were more favorable or unfavorable than those generally prevailing in the market. Other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operating performance of that station. As a result, the Company believes that these broadcasting companies include in their network affiliation valuation amounts related to attributes that the Company believes are more appropriately reflected in the value of the broadcast license or goodwill.

If the Company were to assign higher values to its acquired network affiliation agreements and, therefore, less value to its broadcast licenses, it would have a significant impact on the Company’s operating results. The following chart reflects the hypothetical impact of the hypothetical reassignment of value from broadcast licenses to network affiliations and the resulting increase in amortization expense assuming a 15-year amortization period for the year ended December 31, 2004 (in thousands):

		Percentage of Total Value
		reassigned to Network
		Affiliation Agreements
	As reported	50%	25%
Balance Sheet (As of December 31, 2004):
Broadcast licenses	$1,063,265	$531,633	$797,449
Other intangible assets, net (including network affiliation agreements)	2,870	428,176	215,523

Statement of Operations (For the year ended December 31, 2004):
Depreciation and amortization of intangible assets	32,311	67,753	50,032
Operating income	101,007	65,565	83,286
Income from continuing operations	90,988	69,652	80,320
Net income	93,038	71,702	82,370
Net income per diluted share	$1.64	$1.24	$1.44

In future acquisitions, the valuation of the broadcast licenses and network affiliations may differ from the Sunrise acquisition values due to different attributes of each station and the market in which it operates.

Long lived-assets

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

Program rights

Program rights are recorded as assets when the license period begins and the programs are available for broadcasting, at the gross amount of the related obligations. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. The program costs are charged to operations over their estimated broadcast periods using the straight-line method.

If the projected future net revenues associated with a program are less than the current carrying value of the program rights due to poor ratings, the Company would be required to write-down the program rights assets to equal the amount of projected future net revenues. If the actual usage of the program rights is on a more accelerated basis than straight-line over the life of the contract, the Company would be required to write-down the program rights to equal the lesser of the amount of projected future net revenues or the average cost per run multiplied by the number of remaining runs.

Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement.

Accounting for stock-based compensation

At December 31, 2004, LIN TV Corp. had four stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. For the years ended December 31, 2004, 2003 and 2002, the Company incurred $360,000, $147,000 and $894,000, respectively, of stock-based employee compensation cost, which was reflected in earnings. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands):

	For Year Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$93,038	$(90,390)	$(47,215)
Add: Stock-based employee compensation expense, included in reported net income (loss), net of related tax effect	216	88	536
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(2,849)	(3,005)	(2,235)

Pro forma net income (loss)	$90,405	$(93,307)	$(48,914)

Basic net income (loss) per common share, as reported	$1.85	$(1.81)	$(1.13)

Basic net income (loss) per common share, pro forma	$1.80	$(1.87)	$(1.17)

Diluted net income (loss) per common share, as reported	$1.64	$(1.81)	$(1.13)

Diluted net income (loss) per common share, pro forma	$1.59	$(1.87)	$(1.17)

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. For 2004, 2003 and 2002, the Black-Scholes fair value was calculated under the “multiple option” approach, which computes a separate fair value for each vesting increment of an option. The following assumptions were used for option grants under the Company’s stock option plans during the years ended December 31, 2004, 2003 and 2002 respectively:

	2004	2003	2002
Volatility factors	24%	30%	35%
Risk-free interest rates	2.0 - 4.4%	1.5 - 3.25%	3.4 - 5.1%
Expected life	3 - 10 years	2 - 5 years	2 - 6 years
Dividend yields	0%	0%	0%

Income taxes

Deferred income taxes are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. A valuation allowance is applied against net deferred tax assets if it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade receivables. Concentration of credit risk with respect to cash and cash equivalents and investments are limited as the Company maintains its primary banking relationships with only large nationally recognized institutions. Credit risk with respect to trade receivables is limited, as the trade receivables are primarily from advertising revenues generated from a large diversified group of local and nationally recognized advertisers. The Company does not require collateral or other security against trade receivable balances, however, it does maintain reserves for potential credit losses and such losses have been within management’s expectations for all years presented.

Earnings per Share

Basic and diluted earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share”. Basic income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted loss per share for the years ended December 31, 2003 and 2002 since potential common shares from the exercises of stock options and phantom units are anti-dilutive and are, therefore, excluded from the calculation. Options to purchase 4,179,000, 3,510,000 and 2,957,000 shares of common stock and phantom units exercisable into 197,000, 525,000 and 675,000 shares of common stock were outstanding as of December 31, 2004, 2003 and 2002, respectively, but were not included in the calculation of diluted earnings per share for the years ended December 31, 2003 and 2002 because the effect of their inclusion would have been anti-dilutive.

The following is a reconciliation of basic and diluted income (loss) per common share for the year ended December 31, (in thousands, except per share amounts):

	2004	2003	2002
Numerator for income (loss) per common share calculation:
Net income (loss) available to common shareholders, basic	$93,038	$(90,390)	$(47,215)
Interest expense on contingently convertible debt, net of tax	4,534	—	—
Derivative income, net of tax	(9,136)	—	—

Net income (loss) available to common shareholders, diluted	$88,435	$(90,390)	$(47,215)

Denominator for income (loss) per common share calculation:
Weighted average common shares, basic	50,309	49,993	41,792
Effect of dilutive securities:
Stock options	394	—	—
Contingently convertible debt	3,353	—	—

Weighted average common shares, diluted	54,056	49,993	41,792

Basic income (loss) per common share	$1.85	$(1.81)	$(1.13)

Diluted income (loss) per common share	$1.64	$(1.81)	$(1.13)

Fair value of financial instruments

Financial instruments, including cash and cash equivalents, and investments, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value. (see Note 7 relating to debt). Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Retirement Plan Actuarial Assumptions

The Company’s retirement benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87 Employer’s Accounting for Pensions (“SFAS No. 87”). Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. The Company evaluates these critical assumptions annually. Other assumptions involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increase.

The discount rate enables the Company to state expected future benefit payments as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. The Company decreased its discount rate to 5.75% in 2004 from 6.25% in 2003 to reflect market interest rate conditions.

To determine the expected long-term rate of return on the plan assets, the Company considered the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. The Company’s long-term expected return on plan assets was 8.25% in both 2004 and 2003.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which is effective for reporting periods beginning after June 15, 2005. SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, the Company will be required to measure compensation expense over the vesting period of the options based on the fair value of the stock options at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. As allowed by SFAS No. 123R, the Company can elect either Modified Prospective Application, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application which can apply the effect of the statement to either all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. The Company is currently evaluating which valuation model and method of application will be used.

In December 2004, the FASB issued FASB Statement 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” (“FAS 153”). FAS 153 eliminates the exception to account for nonmonetary exchanges of similar productive assets at carrying value and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance; otherwise, the exchange principal of fair value applies. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of FAS 153 are not expected to have a material impact on the Company’s consolidated financial statements.

On February 11, 2005, the Emerging Issues Task Force issued EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share (“EITF 04-8”)” which is effective for all reporting periods ending after December 15, 2004. EITF 04-8 requires contingently convertible instruments to be included in diluted earnings per share regardless of whether the market price trigger has been met. As a result, diluted income per share includes the effect of the Company’s contingently convertible debt on an “as-converted basis” for the year ended December 31, 2004.

Note 2 — Acquisitions

The following table summarizes the acquisitions of the Company in the last three years (in thousands):

					UHF	UHF
				Sunrise	Television	Television
	WVBT-TV	WOTV-TV	WCTX-TV	Television	Licenses	Licenses	WIRS-TV(1)	WTIN-TV(1)
Acquisition date	January 13, 2002	January 29, 2002	April 30, 2002	May 2, 2002	December 20, 2002	June 13, 2003	January 14, 2004	May 6, 2004
Fair value of assets and liabilities acquired:
Assets held for sale	$—	$—	$—	$37,850	$—	$—	$—	$—
Other current assets	—	—	—	20,491	—	—	—	—
Property and equipment	—	1,291	—	36,984	—	—	—	—
Goodwill	—	—	—	12,671	—	—	—	—
Broadcast licenses	3,029	1,581	4,739	166,613	4,293	1,980	4,450	4,923
Other long-term assets	—	—	—	5,613	—	—	—	—
Liabilities held for sale	—	—	—	(1,850)
Total other liabilities	—	—	—	(36,910)	—	—	—	—

Long-term debt and accrued interest and premiums	—	—	—	(166,038)
Preferred stock	—	—	—	(65,169)	—	—	—	—

Total purchase price, including direct acquisition expenses	$3,029	$2,872	$4,739	$10,255	$4,293	$1,980	$4,450	$4,923

     (1) These transactions were asset purchases and not business combinations.

Note 3 – Discontinued Operations

KRBC-TV and KACB-TV. On June 13, 2003, the Company sold the broadcast licenses and operating assets of KRBC-TV in Abilene, Texas and KACB-TV in San Angelo, Texas, for $10.0 million in cash.

WEYI-TV. On May 14, 2004, the Company completed the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million.

The carrying amounts of the assets and liabilities of WEYI-TV as of December 31, 2003, are as follows (in thousands):

Accounts receivable	$1,391
Program rights	415
Other current assets	8
Property and equipment, net	5,875
Intangible assets, net	18,760
Network affiliations, net	76

Total Assets	$26,525

Accounts payable	$192
Program payable	414
Other accruals	571

Total Liabilities	$1,177

During the year ended December 31, 2004, the Company recorded a loss on the sale of WEYI-TV of $1.3 million, net of a tax benefit of $1.1 million, compared to a gain on the sale of KRBC-TV and KACB-TV of $212,000, net of tax, recorded during the year ended December 31, 2003.

KVLY-TV and KFYR-TV. On May 2, 2002, in conjunction with the acquisition of Sunrise, the Company sold the broadcast licenses of KVLY-TV in Fargo, North Dakota and KFYR-TV in Bismarck, North Dakota and its three satellite stations KMOT-TV in Minot, North Dakota, KUMV-TV in Williston, North Dakota and KQCD-TV in Dickinson, North Dakota for $1.0 million, with the Company retaining the other operating assets and the cash flows provided by the North Dakota television stations. On August 23, 2002, the Company sold these remaining assets for $35.0 million.

The operating results of the each of the disposed stations discussed above have been excluded from continuing operations and included in discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for all periods presented.

Note 4 – Investments

The Company has investments in a number of ventures with third parties through which it has an interest in television stations in locations throughout the United States. The following presents the Company’s basis in these ventures (in thousands):

	2004	2003
Banks Broadcasting, Inc.	$—	$11,297
NBC joint venture	55,604	55,758
WAND (TV) Partnership	10,209	10,250

	$65,813	$77,305

Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting through representation on the Board of Directors. The Company has also entered into a management services agreement with Banks Broadcasting to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting and is periodically reimbursed.

In accordance with FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51”, Banks Broadcasting is considered to be a variable interest entity. For purposes of determining the primary beneficiary of Banks Broadcasting, the Company considered Hicks Muse & Co. Partners, L.P. (“Hicks Muse Partners”) 47% ownership in the Company and Hicks Muse’s substantial economic interest in 21st Century Group, LLC, which owns 18% of Banks Broadcasting; and determined for purposes of FIN 46R that the Company and 21st Century Group, LLC are related parties. Considering the Company’s 50% ownership interest in Banks Broadcasting and the Company’s management agreement with Banks Broadcasting, the Company identified itself as the primary beneficiary of Banks Broadcasting under FIN 46R. As the primary beneficiary of Banks Broadcasting, the Company consolidated Banks Broadcasting’s assets, liabilities and noncontrolling interests into the Company’s financial statements effective March 31, 2004. Since the Company and Banks Broadcasting are not under common control, as defined by Emerging Issues Task Force (“EITF”) Issue 02-5, “Definition of Common Control in Relation to FASB Statement No. 141”, Banks Broadcasting’s assets, liabilities and noncontrolling interests were measured at fair value as of March 31, 2004. The difference between the value of the newly consolidated assets over the reported amount of any previously held interests and the value of newly consolidated liabilities and non-controlling interests was recognized as a cumulative effect of an accounting change in the period ended March 31, 2004. The resulting consolidated balance sheet of the Company does not reflect any voting equity minority interest since Banks Broadcasting has incurred cumulative losses and as such the minority interest would be in a deficit position at December 31, 2004.

The following presents the summarized balance sheet of Banks Broadcasting at March 31, 2004, the date of initial consolidation (in thousands):

Assets
Cash	$97
Accounts receivable	899
Program rights, short-term	757
Other current assets	46
Property and equipment	5,048
Program rights, long-term	662
Broadcast licenses	29,238

Total assets	$36,747

Liabilities and Equity
Accounts payable	$396
Program obligations, short-term	793
Other accrued expenses	404
Program obligations, long-term	525
Deferred income taxes, net	4,805
Preferred stock	34,764

Total liabilities and equity	41,687

Deficit	$(4,940)

The deficit of $4.9 million has been allocated to the nonvoting preferred stock, and the Company’s ownership of such preferred stock has been eliminated on consolidation.

21st Century Group, LLC, an affiliate of Hicks Muse, owns 36% of the preferred stock on the Company’s balance sheet.

Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $7.9 million, $7.5 million and $5.6 million from the joint venture for the years ended December 31, 2004, 2003 and 2002 respectively. The following presents the summarized financial information of the joint venture (in thousands):

	Year Ended December 31,
	2004	2003	2002
Revenue	$104,285	$90,142	$104,146
Other expense	(66,104)	(66,121)	(66,090)
Net income	38,181	24,021	38,056

	December 31,
	2004	2003
Current assets	$12,675	$9,949
Non-current assets	233,957	237,502
Current liabilities	724	724
Non-current liabilities	815,500	815,500

WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company did not receive any distributions in 2004 and 2003. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $478,000 as of December 31, 2004. Amounts due from the Company to WAND (TV) Partnership under this arrangement were approximately $64,000 as of December 31, 2003. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net revenues	$6,605	$6,360	$8,087
Operating (loss) income	(52)	(8,591)	1,431
Net (loss) income	(123)	(8,674)	1,450

	December 31,
	2004	2003
Current assets	$3,317	$2,013
Non-current assets	24,283	25,168
Current liabilities	917	405
Non-current liabilities	32	—

Southwest Sports Group Holdings, LLC: On May 2, 2002, Southwest Sports Group Holdings, LLC, an entity in which affiliates of Hicks Muse have a substantial economic interest, redeemed all 500,000 Series A Preferred Units held by the Company for an aggregate redemption price of $60.8 million, resulting in a gain of approximately $3.8 million to the Company.

Other Investments: The Company recorded losses of approximately $0.3 million and $2.8 million for the years ended December 31, 2003 and 2002, respectively, in other expenses, on an investment in the equity of an Internet company. These amounts reflect impairments of the Company’s initial investment as a result of a reduction in the value of the Internet company, which in the opinion of management are other than temporary.

Note 5 — Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2004	2003
Land and land improvements	$14,309	$14,112
Buildings and fixtures	100,869	96,489
Broadcast equipment and other	246,622	240,678

	361,800	351,279
Less accumulated depreciation	(164,235)	(154,105)

	$197,565	$197,174

The Company recorded depreciation expense in the amounts of $31.3 million, $30.7 million and $27.6 million for the years ended December 31, 2004, 2003 and 2002, respectively .

Note 6 — Intangible Assets

The following table summarizes the carrying amount of each major class of intangible assets at December 31 (in thousands):

	2004	2003
Amortized Intangible Assets:
LMA purchase options	$3,300	$2,388
Network affiliations	173	283
Income leases	393	393
Other intangible assets	1,780	2,022
Accumulated amortization	(2,776)	(1,873)

	2,870	3,213

Unamortized Intangible Assets:
Broadcast licenses	1,063,265	1,083,948
Goodwill	583,105	586,269

	1,646,370	1,670,217

Goodwill	583,105	586,269
Broadcast licenses and other intangible assets, net	1,066,135	1,087,161

Total intangible assets	$1,649,240	$1,673,430

The increase in LMA purchase options is due to the option payment on KNVA-TV made in the fourth quarter of 2004. The decrease in broadcast licenses is due to an adjustment related to the Company’s reversal of its federal deferred tax valuation allowance of $59.3 million offset by the consolidation of Banks Broadcasting under FIN 46R as of March 31, 2004 with licenses valued at $29.2 million and the acquisition of the broadcast license of WIRS-TV on January 14, 2004 for $4.5 million and the broadcast license of WTIN-TV on May 6, 2004 for $4.9 million. The decrease in goodwill is due to an adjustment related to the Company’s reversal of its federal deferred tax valuation allowance for $3.2 million.

The following table summarizes the aggregate amortization expense for all periods presented as well as the estimated amortization expense for the next five years (in thousands):

				Estimated amortization expense
	Year ended December 31,			For the year ended December 31,
	2002	2003	2004	2005	2006	2007	2008	2009
Amortization expense	$699	$1,188	$1,015	$1,865	$1,006	$—	$—	$—

Other intangible assets include intangible pension assets recognized when the Company recorded its minimum pension liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. When the Company makes a new determination of the amount of additional liability, the related intangible asset and separate component of equity will be eliminated or adjusted as necessary.

Based on the guidance included in SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company has ascribed an indefinite useful life to its broadcast licenses. This accounting treatment is based in part upon the Company’s belief that the cash flows from the ownership of its broadcast licenses are expected to continue indefinitely, as the Company intends to renew its licenses indefinitely and has demonstrated its ability to do so. The Company’s broadcast licenses are renewable every 8 years if the Company provides at least an average level of service to its customers and complies with the applicable FCC rules and policies. The cost of renewal is not significant and historically there have been no compelling challenges to the Company’s renewal of licenses and the Company has no reason to expect that challenges will be brought in any future period.

In accordance with the provisions of SFAS No. 142, the Company has discontinued the amortization of goodwill and broadcast licenses. The Company completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002 and also an annual impairment test as of December 31, 2002. As a result of these tests, an impairment loss of $47.2 million ($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value. An impairment loss of $51.7 million was recorded in the fourth quarter of 2003 to reflect the write-down of certain broadcast licenses to their fair value. No impairments to the carrying values of the Company’s broadcast licenses were required during the year ended December 31, 2004.

Note 7 — Long-term Debt

Debt consisted of the following at December 31 (in thousands):

	2004	2003
Senior Credit Facility	$158,500	$193,500

$166,440 and $205,000 at December 31, 2004 and 2003, respectively, 8% Senior Notes due 2008 (net of discount of $2,884 and $4,706 at December 31, 2004 and 2003, respectively)	163,556	200,294

$200,000, 6 1/2% Senior Subordinated Notes due 2013	200,000	200,000

$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $14,215 and $18,427 at December 31, 2004 and 2003, respectively)	110,785	106,573

Total debt	632,841	700,367

Less current portion	6,573	7,000

Total long-term debt	$626,268	$693,367

Senior Credit Facility

	Revolving facility	Term Loans
Final maturity date	3/31/2005	12/31/2007
Balance at December 31, 2004	$—	$158,500
Unused balance at December 31, 2004	191,888	—

Adjusted LIBOR	1.50% to 2.75%	2.00% to 2.25%
Applicable margin	2.00%	2.00% to 2.25%

Interest rate	3.50% to 4.75%	4.00% to 4.50%

The revolving credit facility may be used for general corporate purposes, acquisitions of certain assets and the redemption of the Company’s publicly traded securities not to exceed $50 million. The senior credit facility permits the Company to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. The Company is required to make mandatory prepayments of its terms loans in the amount of $1.6 million per quarter and additional prepayments based on certain debt transactions or the disposal of certain assets.

The senior credit facility contains covenants that, among other things, restrict the ability of the Company’s subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by it, make capital expenditures, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. The Company is required, under the terms of the senior credit facility, to comply with specified financial ratios, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio.

The senior credit facility also contain provisions that prohibit any modification of the indentures governing the senior subordinated notes and senior notes in any manner adverse to the lenders and that limits the Company’s ability to refinance or otherwise prepay the senior subordinated notes or senior notes without the consent of such lenders.

On March 11, 2005 the Company replaced its senior credit facility. See Note 18 – Subsequent Events for a description of this transaction.

6 1/2% Senior Subordinated Notes, 2.50% Exchangeable Senior Subordinated Debentures and 8% Senior Notes

	8% Senior Notes	6 1/2% Senior Subordinated Notes	2.50% Exchangeable Senior Subordinated Debentures
Final maturity date	1/15/2008	5/15/2013	5/15/2033(1)
Annual interest rate	8.0%	6.5%	2.5%
Payable semi-annually in arrears	June 15th	May 15th	May 15th
	January 15th	November 15th	November 15th

(1) The holders of the 2.50% Exchangeable Senior Subordinated Debentures can require the Company to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

The 6 1/2% Senior Subordinated Notes and the 2.50% Exchangeable Senior Subordinated Debentures are unsecured and are subordinated in right of payment to all senior indebtedness, including the Company’s 8% Senior Notes and the senior credit facility and the 8% Senior Notes are unsecured and are subordinated in right of payment to the Company’s senior credit facility.

The indentures governing the 6 1/2% Senior Subordinated Notes, 2.50% Exchangeable Senior Subordinated Debentures and the 8% Senior Notes contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, the Company’s capital stock; liens; mergers, consolidations and sales of all or substantially all of the Company’s assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also have change of control provisions which may require the Company to purchase all or a portion of the 6 1/2% Senior Subordinated Notes at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest, and the 2.50% Exchangeable Senior Subordinated Debentures at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest.

The 6 1/2% Senior Subordinated Notes and the 8% Senior Notes have certain limitations and financial penalties for early redemption of the notes. The 2.50% Exchangeable Senior Subordinated Debentures have a contingent interest feature that could require the Company to pay contingent interest at the rate of 0.25% per annum commencing with the six-month period beginning May 15, 2008 if the average trading price of the debentures for a five-day measurement period preceding the beginning of the applicable six-month period equals 120% or more of the principal amount. The debentures also have certain exchange rights where the holder may exchange each debenture for a number of LIN TV Corp.’s class A common stock based on certain conditions.

Prior to May 15, 2008, the exchange rate will be determined as follows:

•	If the applicable stock price is less than or equal to the base exchange price, the exchange rate will be the base exchange rate; and

•	If the applicable stock price is greater than the base exchange price, the exchange rate will be determined in accordance with the following formula; provided, however, in no event will the exchange rate exceed 46.2748, subject to the same proportional adjustment as the base exchange rate: The base exchange rate plus the product of (i) a fraction, the numerator of which equals the applicable stock price less the base exchange price and the denominator of which equals the applicable stock price multiplied by (ii) the incremental share factor.

On May 15, 2008, the exchange rate will be fixed at the exchange rate then in effect.

The “base exchange rate” is 26.8240, subject to adjustment, and the “base exchange price” is a dollar amount (initially $37.28) derived by dividing the principal amount per debenture by the base exchange rate. The “incremental share factor” is 23.6051, subject to the same proportional adjustment as the base exchange rate. The “applicable stock price” is equal to the average of the closing sale prices of LIN TV Corp.’s common stock over the five trading-day period starting the third trading day following the exchange date of the debentures.

Repayment of Principal

The following table summarizes future principal repayments on the Company’s debt agreements:

	Senior Credit Facility	Senior Credit Facility		6 1/2 Senior	Senior 2.50% Exchangeable
	(Revolver)	(Term Loans)	8% Senior Notes	Subordinated Notes	Subordinated Debentures		Total
Final maturity date	3/31/2005	12/31/2007	1/15/2008	5/12/2013	5/15/2033	(1)
2005	$—	$6,573	$—	$—	$—		$6,573
2006	—	6,573	—	—	—		6,573
2007	—	145,354	—	—	—		145,354
2008	—	—	166,440	—	—		166,440
2009	—	—	—	—	—		—
2010	—	—	—	—	—		—
Thereafter	—	—	—	200,000	125,000		325,000

Total	$—	$158,500	$166,440	$200,000	$125,000		$649,940

(1) The holders of the 2.50% Exchangeable Senior Subordinated Debentures can require the Company to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

The Company paid $73.6 million on the principal amount of debt in 2004 compared with $22.0 million in 2003. The $73.6 million in 2004 included a $22.0 million payment to pay the principal balance on the revolving credit facility, $7.0 million in mandatory payments on the term loans plus an additional $6.0 million on the principal balance on the term loans, and $38.6 million to retire a portion of the 8% Senior Notes. The $22.0 million in 2003 represented a payment on the principal balance of the revolving credit facility and $5.0 million to repurchase a portion of the 8% Senior Notes.

The fair values of the Company’s long-term debt are estimated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amounts and fair values of long-term debt were as follows at December 31 (in thousands):

	2004	2003
Carrying amount	$632,842	$700,367
Fair value	649,128	740,027

Note 8 — Stockholders’ Equity

Stock Option Plans. Pursuant to the Company’s 1998 Option Plan, 2002 Stock Plan, Sunrise Option Plan and the 2002 Non-Employee Director Plan (collectively, the “Option Plans”) nonqualified options in LIN TV Corp. class A common stock have been granted to certain directors, officers and key employees of the Company.

Options granted under the Option Plans generally have straight-line vesting terms over four or five years and expire ten years from the date of grant. The Option Plans have 4,865,000 shares authorized for grant. At December 31, 2004, there were 426,000 shares available for future grant under the Option Plans.

The following table provides additional information regarding the Option Plans (shares in thousands):

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	3,510	$20.83	2,957	$20.19	1,817	$18.96
Granted	1,006	22.63	697	23.56	1,312	21.94
Exercised	(29)	20.89	(69)	19.34	(39)	17.43
Forfeited	(308)	22.55	(75)	22.12	(136)	22.16
Assumed in merger with Sunrise	—	—	—	—	3	51.55

Outstanding at end of period	4,179	21.14	3,510	20.83	2,957	20.19

Options exercisable at period-end	2,196		1,809		1,404

Weighted-average fair value of options granted during the period	$6.14		$5.96		$6.79

In addition to the option grants in 2003, the Company granted unrestricted stock awards of 1,340 shares of class A common stock to certain employees for consideration of $0 per share, resulting in compensation expense of $31,248.

The following table summarizes information about the Option Plans at December 31, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$10.50 to $14.99	504	3.0	$11.49	504	$11.49
$15.00 to $19.99	79	8.9	19.63	10	18.70
$20.00 to $24.99	3,383	7.2	22.30	1,459	21.64
$25.00 to $29.99	213	5.9	26.25	169	26.25

Phantom Stock Units Plan. Pursuant to the Company’s 1998 Phantom Stock Units Plan (“Phantom Stock Units Plan”), and as partial consideration for the acquisition of LIN Television by the Company in 1998, phantom units exercisable into shares of LIN TV class A common stock with a $0 exercise price, were issued to the Company’s officers and key employees. As a non-compensatory element of the total purchase price of LIN Television, the phantom units are not subject to variable accounting and any cash paid on the exercise of the phantom units is accounted for as a reduction to additional paid-in capital.

The phantom units expire ten years from the date of issuance, are non-forfeitable, and are exercisable at a date selected by the holder within the ten-year term.

The following table provides additional information regarding the 1998 Phantom Stock Units Plan (shares in thousands):

	Year ended December 31,
	2004	2003	2002
Outstanding at beginning of period	525	675	680
Exercised	(197)	(150)	(5)

Outstanding at end of period	328	525	675

Employee Stock Purchase Plan. Under the terms of LIN TV Corp.’s 2002 Employee Stock Purchase Plan, eligible employees of the Company may have up to 10% of eligible compensation deducted from their pay to purchase shares of LIN TV Corp.’s class A common stock. The purchase price of each share is 85% of the average of the high and low per share trading price of LIN TV Corp.’s class A common stock on the New York Stock Exchange (“NYSE”) on the last trading day of each month during the offering period. During 2004, employees purchased 66,878 shares at a weighted average price of $17.69.

Note 9 — Derivative Instruments

The 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The fair value of these derivatives on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in other liabilities. The Company has recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features of $15.2 million and $2.6 million for the years ended December 31, 2004 and 2003, respectively.

In 2002, the Company used interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative and Hedging Activities”, as amended, to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facility and fixed rate senior notes. As of December 31, 2002, the Company held no derivative instruments. Other (income) expense for the year ended December 31, 2002 includes a gain of $5.6 million from the mark-to-market of these derivative instruments.

Note 10 — Related Party Transactions

Monitoring and Oversight Agreement. The Company was party to an agreement with Hicks Muse Partners, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. Hicks Muse Partners was also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The annual fee was approximately $0.4 million for the year ended December 31, 2002. The Company and Hicks Muse Partners agreed to terminate this agreement on May 2, 2002 and to amend the financial advisory agreement in exchange for an aggregate fee of $16.0 million.

Financial Advisory Agreement. The Company is party to an agreement with Hicks Muse Partners, pursuant to which the Company reimburses Hicks Muse Partners, an affiliate of Hicks Muse, for certain expenses incurred by it in connection with rendering services relating to acquisitions, sales, mergers, exchange offers, recapitalization, restructuring or similar transactions allocable to the Company. The Company incurred fees under this arrangement of $17,000, $67,000 and $89,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Local Marketing Agreement. The Company is party to a local marketing agreement with Super Towers, Inc., of which the President of Super Towers, Inc. is related to a former company executive. The Company has paid Super Towers, Inc. approximately $116,000, $110,000 and $100,000 for the years ended December 31, 2004, 2003 and 2002, respectively, in connection with its local marketing agreement for WNAC-TV. The Company has also paid Super Towers, Inc. $29,000, $66,000 and $55,000 for the years ended December 31, 2004, 2003 and 2002 respectively, for various reimbursable expenses.

Note 11 — Retirement Plans

401(k) Plan. The Company provides a defined contribution plan (“401(k) Plan”) to substantially all employees. The Company makes contributions to employee groups that are not covered by another retirement plan sponsored by the Company.

Contributions made by the Company vest based on the employee’s years of service. Vesting begins after six months of service in 20% annual increments until the employee is 100% vested after five years. The Company matches 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. The Company contributed $2.3 million, $2.2 million and $1.6 million to the 401(k) Plan in the years ended December 31, 2004, 2003 and 2002, respectively.

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

The benefit obligation, accumulated benefit obligation, and fair value of plan assets for retirement plans with accumulated benefit obligations in excess of plan assets, were $96.7 million, $90.7 million and $70.1 million at December 31, 2004, $90.1 million, $83.2 million and $64.2 million at December 31, 2003, $76.7 million, $72.4 million and $55.4 million at December 31, 2002, respectively.

The components of the net pension expense included in the financial statements and information with respect to the change in benefit obligation, change in plan assets, the funded status of the retirement plans and underlying assumptions are as follows (in thousands, except percentages):

	Year ended December 31,
	2004	2003	2002
Change in benefit obligation
Benefit obligation, beginning of period	$90,069	$76,711	$64,754
Service cost	1,990	1,827	1,592
Interest cost	5,506	5,243	4,874
Plan amendments	—	122	1,596
Actuarial loss	5,035	8,920	7,111
Benefits paid	(5,923)	(2,754)	(3,216)

Benefit obligation, end of period	$96,677	$90,069	$76,711

Change in plan assets
Fair value of plan assets, beginning of period	$64,209	$55,375	$65,514
Actual return on plan assets	7,136	11,552	(6,924)
Employer contributions	4,668	36	—
Benefits paid	(5,923)	(2,754)	(3,215)

Fair value of plan assets, end of period	$70,090	$64,209	$55,375

Funded status of the plan	$(26,587)	$(25,860)	$(21,337)
Unrecognized actuarial gain	21,035	17,878	15,130
Unrecognized prior service cost	1,347	1,518	1,562

Total amount recognized and accrued benefit liability	$(4,205)	$(6,464)	$(4,645)

Amounts recognized in the balance sheets as of December 31, (in thousands):

	2004	2003
Accrued benefit cost	$(20,353)	$(18,945)
Intangible assets	1,780	2,022
Additional minimum liability	(222)	—
Accumulated other comprehensive loss	14,590	10,459

Net amount recognized	$(4,205)	$(6,464)

     Components of Net Periodic Benefit Cost for the year ended December 31, (in thousands):

	2004	2003	2002
Service cost	$1,990	$1,827	$1,592
Interest cost	5,506	5,243	4,874
Expected return on plan assets	(5,627)	(5,631)	(5,730)
Amortization of prior service cost	171	166	157
Amortization of net loss (gain)	369	250	(142)

Net periodic benefit cost	$2,409	$1,855	$751

Assumptions:

Weighted-average assumptions used to determine benefit obligation at December 31:

	2004	2003	2002
Discount rate	5.75 - 6.00%	6.00 - 6.25%	6.75%
Expected long term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	4.00 - 4.50%	4.00 - 5.00%	4.00 - 5.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2004	2003	2002
Discount rate	6.00 - 6.25%	6.75%	7.25 - 8.00%
Expected long term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	4.00 - 5.00%	4.00 - 5.00%	4.00 - 5.00%

Accumulated other comprehensive loss

The Company recorded $14.6 million and $10.5 million in accumulated other comprehensive loss attributable to its minimum pension liability as of December 31, 2004 and 2003, respectively. There was no accumulated other comprehensive income or loss as of December 31, 2002.

The Company’s pension plan assets are invested in a manner consistent with the fiduciary standards of ERISA. Plan investments are made with the safeguards and diversity to which a prudent investor would adhere and all transactions undertaken are for the sole benefit of plan participants and their beneficiaries.

The Company’s investment objective is to obtain the highest possible return commensurate with the level of assumed risk. Fund performances are compared to benchmarks including the S&P 500 Index, S&P MidCap Index, Russell 2000 Index, MSCI EAFE Index, and Lehman Brothers Aggregate Bond Index. The expected long-term rate of return on plan assets was made considering the Retirement Plan’s asset mix, historical returns on equity securities, and expected yields to maturity for debt securities.

The asset allocation for the Retirement Plan at December 31, 2004 and 2003 and the target allocation for December 31, 2005, by asset category, are as follows:

	Target	Percentage of Plan Assets
	Allocation	at December 31,
Asset Category	2005	2004	2003
Equity securities	60 - 70%	69%	70%
Debt securities	30 - 40%	31%	30%

	100%	100%	100%

Contributions. The Company does not currently have minimum funding requirements, as set forth in ERISA and federal tax laws. The Company contributed $4.7 million to the Retirement Plan in 2004, but did not contribute in 2003. The Company anticipates contributing $3.0 million to the Retirement Plan in 2005.

Note 12 — Commitments and Contingencies

Commitments. The Company leases land, buildings, vehicles and equipment under non-cancelable operating lease agreements that expire at various dates through 2011. Commitments for non-cancelable operating lease payments at December 31, 2004 are as follows (in thousands):

2005	$1,084
2006	1,009
2007	647
2008	347
2009	349
Thereafter	3,709

$7,145

Rent expense included in the consolidated statements of operations was $1.6 million for each year ended December 31, 2004, 2003 and 2002, respectively.

The Company has entered into commitments for future syndicated news, entertainment, and sports programming. Future payments associated with these commitments at December 31, 2004 are as follows (in thousands):

2005	$26,267
2006	16,421
2007	11,252
2008	6,825
2009	1,207
2010	909
Thereafter	518

Total obligations	63,399
Less recorded contracts	35,286

Future contracts	$28,113

The Company has commitments aggregating to $0.4 million to pay future minimum periodic fees related to local marketing agreements for KNVA-TV and WNAC-TV

The Company has purchase option agreements to acquire WNAC-TV and KNVA-TV and has a commitment to pay $1.8 million under these option agreements and an additional $1.0 million if the Company exercises these options.

Contingencies

GECC Note

GECC provided debt financing in connection with the formation of the joint venture with NBC in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9.0% per annum thereafter. During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to the Company and to NBC from the excess cash generated by the joint venture of approximately $34.5 million on average each year during the past three years. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, but is recourse to the joint venture, the Company’s equity interests therein and to LIN TV Corp., pursuant to a guarantee. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:

•	GECC could force LIN TV Corp. to sell the stock of LIN Television held by LIN TV Corp. to satisfy outstanding amounts under the GECC note;

•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of the Company’s senior credit facility and other outstanding indebtedness; or

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, the Company may incur a substantial tax liability.

The joint venture is approximately 80% owned by NBC, and NBC controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC’s control.

Litigation. The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company’s management, none of such litigation as of December 31, 2004 is likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 13 —Income Taxes

The Company files a consolidated federal income tax return. (Benefit from) provision for income taxes included in the accompanying consolidated statements of operations consisted of the following for the year ended December 31, (in thousands):

	2004	2003	2002
Current:
Federal	$441	$—	$376
State	560	823	750
Foreign	4,887	3,168	2,240

	5,888	3,991	3,366

Deferred:
Federal	(27,287)	3,652	12,134
State	952	(295)	4,974
Foreign	1,416	1,881	5,027

	(24,919)	5,238	22,135

	$(19,031)	$9,229	$25,501

The components of the income (loss) before income taxes were as follows (in thousands):

	2004	2003	2002
United States	$56,534	$(92,611)	$(8,922)
Foreign	15,423	11,255	15,338

Income (loss) from continuing operations before taxes and cumulative effect of change in accounting principle	$71,957	$(81,356)	$6,416

The following table reconciles the amount that would be calculated by applying the 35% federal statutory rate to income (loss) before income taxes to the actual (benefit from) provision for income taxes for the year ended December 31, (in thousands):

	2004	2003	2002
Provision (benefit) assuming federal statutory rate	$25,397	$(28,475)	$2,246
State taxes, net of federal tax benefit	1,026	382	843
Foreign taxes, net of federal tax benefits	3,503	2,727	4,196
Change in valuation allowance	(50,130)	33,787	17,546
Other	1,173	808	670

	$(19,031)	$9,229	$25,501

The components of the net deferred tax liability at December 31 are as follows (in thousands):

	2004	2003
Deferred tax liabilities:
Intangible assets	$235,403	$243,539
Property and equipment	18,424	19,653
Equity investments	266,708	266,589
Minority interest	5,249	—
Other	9,012	—

	534,796	529,781

Deferred tax assets:
Net operating loss carryforwards	(86,991)	(78,447)
Valuation allowance	5,364	83,418
Other	(7,474)	(7,164)

	(89,101)	(2,193)

Net deferred tax liabilities	$445,695	$527,588

The Company maintains a valuation allowance against its deferred tax asset position when management believes it is more likely than not that their net deferred tax assets will not be realized in the future. The Company maintained a valuation allowance as of December 31, 2004 on its state net operating loss carryforwards of $5.4 million. Included in the Company’s valuation allowance is $2.4 million on deferred tax assets recorded in connection with the acquisition of Sunrise Television.

During 2004, based on all available evidence, the Company determined that it was more likely than not that all of its deferred tax assets would be realized, except as noted above. As a result of this determination, the Company reversed its valuation allowance by $86.1 million. In addition to the $50.1 million recorded as a benefit against current year’s provision for income taxes, $34.7 million of the reduction was recorded against Sunrise Television’s intangible assets and $1.3 million was recorded to additional paid in capital. These entries have no impact on the Company’s cash flow. This reversal was offset by an increased tax provision related to recording increased US source income from continuing operations of $56.5 million for the year ended December 31, 2004 compared to a loss from continuing operations of $92.6 million for the year ended December 31, 2003.

The Company records deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. Prior to January 1, 2002, the reversals of those deferred tax liabilities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets.

At December 31, 2004, the Company had a federal net operating loss carryforwards of approximately $232.4 million that begins to expire in 2019. The Company also has net operating loss carryforwards in Puerto Rico of $0.7 million, which expire between 2005 through 2007. Under the provisions of the Internal Revenue Code, future substantial changes in the Company’s ownership could limit the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

Note 14 — Initial Public Offering

On May 2, 2002, the Company completed its initial public offering (“IPO”), in which it issued 19,550,000 shares of common stock at a price of $22.00 per share. Proceeds to the Company totaled approximately $399.9 million, net of commissions, discounts and other offering costs of approximately $30.2 million. The net proceeds from the IPO were immediately contributed to the Company’s subsidiary, LIN Television, through a capital contribution.

The Company used a portion of the IPO proceeds together with proceeds from the redemption of Southwest Sports Group preferred units to repay debt and accrued interest of $325.0 million. This included the repayment to the lenders of the Company’s senior credit facility of $192.3 million. In addition, the Company used a portion of the IPO proceeds to repay the debt and accrued interest and premiums of Sunrise which was recorded at fair value of $166.0 million. A portion of the Sunrise debt, in the amount of a $33.3 million note held by affiliates of Hicks Muse, was exchanged for shares of the Company’s class B common stock. The Company repaid the balance of $132.7 million of the remaining Sunrise debt and accrued interest and premiums. In addition, the Company exchanged $54.4 million shares of Sunrise preferred stock held by affiliates of Hicks Muse for shares of the Company’s class B common stock and made a cash payment of $10.8 million to redeem the balance of Sunrise’ preferred stock held by another investor. The Company also used the proceeds to pay discounts, commissions and other expenses, including $6.2 million paid on May 2, 2002, and $7.3 million paid on August 23, 2002, to affiliates of Hicks Muse in connection with the termination of the Company’s monitoring and oversight agreement with such affiliates of Hicks Muse, and for general corporate purposes.

Note 15 — Unaudited Quarterly Data
(in thousands, except per share data)

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Net revenues	$79,844	$96,338	$91,005	$107,660
Operating income	15,116	28,578	22,879	34,434
Income from continuing operations	1,801	21,329	22,576	26,251
Loss from sale of discontinued operations, net of tax	—	1,284	—	—
Net income	1,363	14,617	14,816	62,242

Basic income per common share:
Income from continuing operations	$0.04	$0.42	$0.45	$0.52
Loss from sale of discontinued operations, net of tax	—	0.03	—	—
Net income	0.04	0.29	0.29	1.23

Diluted income per common share:
Income from continuing operations	$0.04	$0.42	$0.44	$0.49
Loss from sale of discontinued operations, net of tax	—	0.03	—	—
Net income	0.04	0.29	0.29	1.15

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Net revenues	$73,627	$89,204	$84,278	$95,304
Operating income (loss)	11,549	24,481	20,771	(27,094)
(Loss) income from continuing operations	(38,453)	(8,257)	11,823	(46,469)
Loss (gain) from sale of discontinued operations, net of tax	—	652	(864)	—
Net (loss) income	(40,867)	(11,245)	5,888	(44,155)

Basic and Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.82)	$(0.21)	$0.11	$(0.88)
Loss (gain) from sale of discontinued operations, net of tax	—	0.01	(0.01)	—
Net (loss) income	(0.82)	(0.23)	0.12	(0.88)

Note 16 — Supplemental Disclosure of Cash Flow Information
(in thousands)

	Year ended December 31,
	2004	2003	2002
Cash paid for interest	$39,885	$52,722	$48,435
Cash paid for income taxes	5,621	5,758	1,029

Cash investing activities:

On January 14, 2004, the Company acquired the broadcast license of WIRS-TV for $4.5 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of broadcast license acquired	$4,450
Cash paid	(4,450)

Liabilities assumed	$—

On May 6, 2004, the Company acquired the broadcast license of WTIN-TV for $4.9 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of broadcast license acquired	$4,923
Cash paid	(4,923)

Liabilities assumed	$—

On January 29, 2002, the Company acquired the broadcast license, property and equipment of WOTV-TV for $2.9 million, a station the Company had been operating under a local marketing agreement since October 30, 1991. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of assets acquired			$2,872
Cash paid			(2,872)

Liabilities assumed			$—

On January 31, 2002, the Company acquired the broadcast license of WVBT-TV for $3.0 million, a station the Company had been operating under a local marketing agreement since December 14, 1994. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of assets acquired			$3,029
Cash paid			(3,029)

Liabilities assumed			$—

On April 30, 2002, the Company acquired the broadcast license of WCTX-TV for $4.7 million, a station the Company had been operating under a local marketing agreement since December 9, 1994. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of assets acquired			$4,739
Cash paid			(4,739)

Liabilities assumed			$—

On May 2, 2002, LIN TV Corp. acquired Sunrise Television Corp. for $10.3 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired			$267,551
Value of common stock in exchange for Sunrise			(10,255)

Liabilities assumed			$(257,296)

Note 17 — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning of Period	Operations	Deductions	End of Period
Year ended December 31, 2004 Allowance for doubtful accounts	$1,646	$320	$516	$1,450
Year ended December 31, 2003 Allowance for doubtful accounts	$2,562	$(198)	$718	$1,646
Year ended December 31, 2002 Allowance for doubtful accounts	$1,802	$1,781	$1,021	$2,562

Note 18 — Subsequent Events

On January 14, 2005, LIN Television Corporation entered into an agreement to sell $175 million aggregate principal amount of its 6 1/2% Senior Subordinated Notes due 2013. The offering closed on January 28, 2005. The notes are guaranteed by LIN TV Corp. and certain of LIN Television Corporation’s subsidiaries, and are additional securities under an indenture pursuant to which LIN Television Corporation issued $200 million aggregate principal amount of notes in May 2003. The proceeds from the sale of the 6 1/2% Notes were used to repurchase or redeem $166.4 million principal amount of LIN Television Corporation’s 8% Senior Notes due 2008. This repayment will result in a loss on early extinguishment of debt of $9.9 million in the first quarter of 2005.

On February 9, 2005, the Company entered into a definitive agreement to acquire WNDY, the UPN affiliate serving Indianapolis, Indiana and WWHO, the UPN affiliate serving Columbus, Ohio from Viacom, Inc. for $85.0 million in cash which will be funded by a combination of cash on hand and proceeds from the Company’s Senior Credit Facility.

On March 11, 2005, the Company replaced its senior credit facility. Under this new facility, the Company obtained a $170.0 million term loan, the proceeds of which were used to repay the balance on the existing term loan and for general business purposes, and a $160.0 million revolving credit facility which will be used, in combination with cash on hand, to fund the purchase of WNDY-TV and WWHO-TV, during the first half of 2005. The Company is required to make mandatory payments on the new term loan of $4.3 million per quarter beginning March 31, 2006. The term loan and revolving credit facility expire on March 11, 2011 and March 11, 2010, respectively. The new facility contains covenants similar to that of the old facility.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of LIN Television Corporation:

We have completed an integrated audit of LIN Television Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LIN Television Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

As discussed in Note 4 to the consolidated financial statements, effective March 31, 2004, the Company adopted the provisions of FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, relating to the consolidation of Banks Broadcasting, Inc.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Boston, Massachusetts
March 15, 2005

LIN Television Corporation

Consolidated Balance Sheets

	December 31,
	2004	2003
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$14,797	$9,475
Accounts receivable, less allowance for doubtful accounts (2004 - $1,450; 2003 - $1,646)	70,639	70,949
Program rights	17,312	17,398
Assets held for sale	—	26,525
Other current assets	3,790	3,208

Total current assets	106,538	127,555
Property and equipment, net	197,565	197,174
Deferred financing costs	11,060	14,332
Equity investments	65,813	77,305
Program rights	12,165	11,292
Goodwill	583,105	586,269
Broadcast licenses and other intangible assets, net	1,066,135	1,087,161
Other assets	16,043	14,822

Total assets	$2,058,424	$2,115,910

Liabilities, Preferred Stock and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$6,573	$7,000
Accounts payable	7,774	6,977
Accrued interest expense	8,118	9,846
Accrued sales volume discount	6,462	6,075
Other accrued expenses	13,483	13,172
Liabilities held for sale	—	1,177
Program obligations	23,278	22,770

Total current liabilities	65,688	67,017
Long-term debt, excluding current portion	626,268	693,367
Deferred income taxes, net	445,695	527,588
Program obligations	12,008	11,498
Other liabilities	38,344	54,306

Total liabilities	1,188,003	1,353,776

Commitments and Contingencies (Note 12)
Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 issued and outstanding at December 31, 2004	14,458	—

Stockholders’ equity:
Common stock, $0.01 par value: 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,072,320	1,067,398
Accumulated deficit	(201,767)	(294,805)
Accumulated other comprehensive loss	(14,590)	(10,459)

Total stockholders’ equity	855,963	762,134

Total liabilities, preferred stock and stockholders’ equity	$2,058,424	$2,115,910

The accompanying notes are an integral part of the consolidated financial statements

LIN Television Corporation

Consolidated Statements of Operations

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share information)
Net revenues	$374,847	$342,413	$343,980

Operating costs and expenses:
Direct operating (excluding depreciation of $31.3 million, $30.7 million and $27.6 million for 2004, 2003 and 2002, respectively)	102,080	99,618	94,871
Selling, general and administrative	95,553	88,876	78,745
Amortization of program rights	25,310	24,441	20,566
Corporate	18,586	16,216	13,417
Impairment of broadcast licenses	—	51,665	—
Depreciation and amortization of intangible assets	32,311	31,890	28,266

Total operating costs and expenses	273,840	312,706	235,865

Operating income	101,007	29,707	108,115

Other (income) expense:
Interest expense, net	45,761	59,490	92,644
Share of income in equity investments	(7,428)	(478)	(6,328)
Minority interest in loss of Banks Broadcasting, Inc.	(454)	—	—
Gain on derivative instruments	(15,227)	(2,620)	(5,552)
Gain on redemption of investment in Southwest Sports Group	—	—	(3,819)
Fee on termination of Hicks Muse agreements	—	—	16,000
Loss on early extinguishment of debt	4,447	53,621	5,656
Other, net	1,951	1,050	3,098

Total other expense, net	29,050	111,063	101,699

Income (loss) from continuing operations before (benefit from) provision for income taxes and cumulative effect of change in accounting principle	71,957	(81,356)	6,416
(Benefit from) provision for income taxes	(19,031)	9,229	25,501

Income (loss) from continuing operations before cumulative effect of change in accounting principle	90,988	(90,585)	(19,085)

Discontinued operations:
(Income) loss from discontinued operations, net of tax provision of $206, $824 and $22 for 2004, 2003 and 2002, respectively	(44)	17	(1,577)

Loss (gain) from sale of discontinued operations, net of tax (benefit) provision of $(1,094), $109 and $425 for 2004, 2003 and 2002, respectively	1,284	(212)	(982)

Cumulative effect of change in accounting principle, net of a tax effect of $0 and $16,525 for 2004 and 2002, respectively	(3,290)	—	30,689

Net income (loss)	$93,038	$(90,390)	$(47,215)

The accompanying notes are an integral part of the consolidated financial statements

LIN Television Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands, except for number of shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Equity	Loss
Balance at January 1, 2002	1,000	$—	$561,854	$(157,200)	$—	$404,654	$—
Capital contribution from LIN TV Corp. in connection with initial public offering, net of fees	—	—	399,944	—	—	399,944	—
Capital contribution from LIN TV Corp. of Sunrise debt and preferred stock liabilities	—	—	87,666	—	—	87,666	—
Capital contribution from LIN TV Corp. in connection with the termination of agreements by Hicks Muse	—	—	2,714	—	—	2,714	—
Capital contribution from LIN TV Corp. of Sunrise Television Corp.’s assets and liabilities	—	—	10,255	—	—	10,255	—
Net proceeds from exercises of stock options and phantom stock units and employee stock purchase plan issuances	—	—	1,138	—	—	1,138	—
Tax benefit from exercises of stock options	—	—	155	—	—	155	—
Stock-based compensation	—	—	894	—	—	894	—
Net loss	—	—	—	(47,215)	—	(47,215)	(47,215)

Comprehensive loss - 2002							$(47,215)

Balance at December 31, 2002	1,000	—	1,064,620	(204,415)	—	860,205
Minimum additional pension liability	—	—	—	—	(10,459)	(10,459)	$(10,459)
Net proceeds from exercises of stock options and phantom stock units	—	—	—	—	—	—	—
and employee stock purchase plan issuances	—	—	2,631	—	—	2,631	—
Stock-based compensation	—	—	147	—	—	147	—
Net loss	—	—	—	(90,390)	—	(90,390)	(90,390)

Comprehensive loss - 2003							$(100,849)

Balance at December 31, 2003	1,000	$—	$1,067,398	$(294,805)	$(10,459)	762,134
Minimum additional pension liability	—	—	—	—	(4,131)	(4,131)	$(4,131)
Net proceeds from exercises of stock options and phantom stock units and employee stock purchase plan issuances	—	—	1,818	—	—	1,818	—
Reversal of deferred tax allowance	—	—	2,744	—	—	2,744	—
Stock-based compensation	—	—	360	—	—	360	—
Net income	—	—	—	93,038	—	93,038	93,038

Comprehensive income - 2004							$88,907

Balance at December 31, 2004	1,000	$—	$1,072,320	$(201,767)	$(14,590)	$855,963

The accompanying notes are an integral part of the consolidated financial statements

LIN Television Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$93,038	$(90,390)	$(47,215)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	32,311	31,890	28,266
Amortization of financing costs and note discounts	8,022	14,776	47,422
Amortization of program rights	25,310	24,835	20,759
Program payments	(25,050)	(23,029)	(22,475)
Loss on extinguishment of debt	4,447	53,621	5,656
Cumulative effect of change in accounting principle, net of tax impact	(3,290)	—	30,689
Gain on derivative instruments	(15,227)	(2,620)	(5,552)
Impairment of intangible assets, net of tax benefit	—	51,665	—
Share of income in equity investments	(7,428)	(478)	(6,328)
Deferred income taxes, net	(24,610)	6,082	22,493
Other, net	(1,082)	772	9,549

Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	1,280	7	(4,210)
Program rights, net of program obligations	57	3,175	(2,246)
Other assets	(1,754)	(3,344)	5,045
Accounts payable	370	(4,496)	(1,348)
Accrued income tax	(134)	(6,784)	1,109
Accrued interest expense	(1,728)	(6,390)	(5,857)
Accrued sales volume discount	387	660	1,595
Other accrued expenses	2,873	2,586	(2,322)

Net cash provided by operating activities	87,792	52,538	75,030

INVESTING ACTIVITIES:
Capital expenditures	(28,810)	(28,357)	(39,275)
Proceeds from sale of broadcast licenses and related operating assets	24,000	10,000	38,500
Investment in equity investments	(650)	—	(1,850)
Distributions from equity investments	7,948	7,540	6,405
Acquisition of broadcast licenses	(9,154)	(1,980)	(7,916)
Proceeds from redemption of Southwest Sports Group preferred units	—	—	60,819
Proceeds from liquidation of short-term investments	—	23,691	(23,478)
Other, net	(896)	(1,145)	162

Net cash (used in) provided by investing activities	(7,562)	9,749	33,367

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	1,818	2,631	1,138
Redemption of Sunrise Television preferred stock		—	(10,829)
Net proceeds from initial public offering of common stock	—	—	399,944
Proceeds from long-term debt	—	500,000	—
Long-term debt financing costs	(147)	(10,347)	—
Net (repayments) proceeds from revolver debt	(22,000)	22,000	(10,000)
Principal payments on debt	(51,560)	(684,500)	(362,026)
Cash expenses associated with early extinguishment of debt	(3,019)	(26,456)	—

Net cash (used in) provided by financing activities	(74,908)	(196,672)	18,227

Net increase (decrease) in cash and cash equivalents	5,322	(134,385)	126,624
Cash and cash equivalents at the beginning of the period	9,475	143,860	17,236

Cash and cash equivalents at the end of the period	$14,797	$9,475	$143,860

The accompanying notes are an integral part of the consolidated financial statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

LIN Television Corporation (“LIN Television” or the “Company”), is a television station group operator in the United States and Puerto Rico. LIN TV Corp. and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst, Incorporated (“Hicks Muse”). LIN TV Corp. is the parent company of LIN Television Corporation.

On December 17, 2003, LIN Television completed its acquisition of all the capital stock of LIN Holdings Corp. by means of a merger, with LIN Television the surviving entity. These consolidated financial statements reflect the combined financial position, operating results and cash flows of LIN Television and LIN Holdings Corp. as if they had been combined for all periods.

LIN TV Corp. guarantees all debt of LIN Television Corporation except for its $166.4 million, 8% Senior Notes due 2008 (see Note 7). All of the consolidated wholly-owned subsidiaries fully and unconditionally guarantee all the Company’s debt on a joint and several basis.

Certain reclassifications have been made to the prior period financial statements to conform to the current financial statement presentation.

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. The Company conducts its business through its subsidiaries and has no operations or assets other than its investment in its subsidiaries. Accordingly, no separate or additional financial information about the subsidiaries or the Company on a stand-alone basis is provided. The Company operates in one reportable segment.

The only operating activities of the Company on a stand-alone basis for the years ended December 31, 2004, 2003 and 2002 were equity transactions with all net proceeds immediately contributed to the Company’s subsidiaries.

In accordance with FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” the Company’s interest in Banks Broadcasting, Inc. (“Banks Broadcasting”) is consolidated effective March 31, 2004 (see Note 4 for further discussion of Banks Broadcasting).

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The Company’s actual results could differ from these estimates. Estimates are used when accounting for the collectability of receivables and valuing intangible assets, amortization and impairment of program rights, pension costs, barter transactions and net assets of businesses acquired.

Cash and cash equivalents

Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. The Company’s excess cash is invested primarily in short-term U.S. Government securities and money market funds.

Property and equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, generally 20 to 30 years for buildings and fixtures, and 3 to 15 years for broadcast and other equipment. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in the determination of net income or loss. Expenditures for maintenance and repairs are expensed as incurred.

Equity investments

The Company’s equity investments are accounted for on the equity method, as the Company does not have a controlling interest. Accordingly, the Company’s share of the net loss or income of its equity investments is included in consolidated net income or loss.

Revenue recognition

Broadcast revenue is recognized during the financial statement period in which advertising is aired. Barter revenue is accounted for at the fair value of the assets or services received, or the advertising time surrendered, whichever is more clearly evident. Management judgment is required to determine which value is more clearly evident. Barter revenue is recorded at the time the advertising is broadcast, and barter expense is recorded at the time the assets or services are used. The Company recognized barter revenue of $10.1 million, $11.2 million and $12.4 million in the years ended December 31, 2004, 2003 and 2002, respectively. The Company incurred barter expense of $9.9 million, $10.7 million and $12.3 million in the years ended December 31, 2004, 2003 and 2002, respectively.

Advertising expense

Advertising costs are expensed as incurred. The Company incurred advertising costs in the amounts of $5.1 million, $4.6 million and $4.5 million in the years ended December 31, 2004, 2003 and 2002, respectively.

Intangible assets

Intangible assets primarily include broadcast licenses, network affiliations and goodwill.

The Company tests the impairment of its broadcast licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of broadcast licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical startup scenario that excludes network compensation payments. The future value of the Company’s broadcast licenses could be significantly impaired by the loss of the corresponding network affiliation agreements. Accordingly, such an event could trigger an assessment of the carrying value of the broadcast licenses.

The Company tests the impairment of its goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the station and prevailing values in the markets for broadcasting properties. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by a notional reperformance of the purchase price allocation using the station’s fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

An impairment assessment of enterprise level goodwill could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, or by adverse changes to Federal Communications Commission (“FCC”) ownership rules, amongst others.

Network Affiliations

Different broadcast companies may use different assumptions in valuing acquired broadcast licenses and their related network affiliations than those used by the Company. These different assumptions may result in the use of different valuation methods that can result in significant variances in the amount of purchase price allocated to these assets between broadcast companies.

The Company believes that the value of a television station is derived primarily from the attributes of its broadcast license. These attributes have a significant impact on the audience for network programming in a local television market compared to the national viewing patterns of the same network programming. These attributes and their impact on audiences can include:

•	The scarcity of broadcast licenses assigned by the FCC to a particular market determines how many television networks and other program sources are viewed in a particular market.

•	The length of time the broadcast license has been broadcasting. Television stations that have been broadcasting since the late 1940s, generally channels two to thirteen, are viewed more often than newer television stations.

•	VHF stations, (generally channels two to thirteen) are typically viewed more often than UHF stations (generally channels fourteen to sixty-nine) because these stations have been broadcasting longer than UHF stations and because of the inferior UHF signal in the early years of UHF stations.

•	The quality of the broadcast signal and location of the broadcast station within a market (i.e. the value of being licensed in the smallest city within a tri-city market has less value than being licensed in the largest city within a tri-city market.)

•	The audience acceptance of the broadcast licensee’s local news programming and community involvement. A local television station’s news programming that attracts the largest audience in a market generally will provide a larger audience for its network programming.

•	The quality of the other non-network programming carried by the television station. A local television station’s syndication programming that attracts the largest audience in a market generally will provide larger audience lead-ins to its network programming.

A local television station can be the number one station in a market, regardless of the national ranking of its affiliated network, depending on the factors or attributes listed above. ABC, FOX, NBC, and CBS each have multiple affiliations with local television stations that have the largest prime time audience in the local market in which the station operates.

Other broadcasting companies believe that network affiliations are an important component of the value of a station. These companies believe that VHF stations are popular because they have been affiliating with networks from the inception of network broadcasts, stations with network affiliations have the most successful local news programming and the network affiliation relationship enhances the audience for local syndicated programming. As a result, these broadcasting companies allocate a significant portion of the purchase price for any station that they may acquire to the network affiliation relationship.

In connection with the Company’s purchase of Sunrise Television Corp. in May 2002, the Company acquired broadcast licenses in markets with a number of commercial television stations equal to or less than the number of television networks seeking affiliates. The methodology the Company used in connection with the valuation of the stations acquired in the Sunrise transaction was based on the Company’s evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. The Company believed that in these specific markets it would be able to replace a network affiliation agreement with little or no economic loss to the television station. As a result of this assumption, the Company ascribed no incremental value to the incumbent network affiliation in each market beyond the cost of negotiating a new agreement with another network and the value of any terms that were more favorable or unfavorable than those generally prevailing in the market. Other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operating performance of that station. As a result, the Company believes that these broadcasting companies include in their network affiliation valuation amounts related to attributes that the Company believes are more appropriately reflected in the value of the broadcast license or goodwill.

If the Company were to assign higher values to its acquired network affiliation agreements and, therefore, less value to its broadcast licenses, it would have a significant impact on the Company’s operating results. The following chart reflects the hypothetical impact of the hypothetical reassignment of value from broadcast licenses to network affiliations and the resulting increase in amortization expense assuming a 15-year amortization period for the year ended December 31, 2004 (in thousands):

		Percentage of Total Value
		reassigned to Network
		Affiliation Agreements
	As reported	50%	25%
Balance Sheet (As of December 31, 2004):
Broadcast licenses	$1,063,265	$531,633	$797,449
Other intangible assets, net (including network affiliation agreements)	2,870	428,176	215,523

Statement of Operations (For the year ended December 31, 2004):
Depreciation and amortization of intangible assets	32,311	67,753	50,032
Operating income	101,007	65,565	83,286
Income from continuing operations	90,988	69,652	80,320
Net income	93,038	71,702	82,370

In future acquisitions, the valuation of the broadcast licenses and network affiliations may differ from the Sunrise acquisition values due to different attributes of each station and the market in which it operates.

Long lived-assets

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

Program rights

Program rights are recorded as assets when the license period begins and the programs are available for broadcasting, at the gross amount of the related obligations. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. The program costs are charged to operations over their estimated broadcast periods using the straight-line method.

If the projected future net revenues associated with a program are less than the current carrying value of the program rights due to poor ratings, the Company would be required to write-down the program rights assets to equal the amount of projected future net revenues. If the actual usage of the program rights is on a more accelerated basis than straight-line over the life of the contract, the Company would be required to write-down the program rights to equal the lesser of the amount of projected future net revenues or the average cost per run multiplied by the number of remaining runs.

Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement.

Accounting for stock-based compensation

At December 31, 2004, LIN TV Corp. had four stock-based employee compensation plans, which are described more fully in Note 8. LIN TV Corp. awards options on behalf of LIN Television and LIN Television accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. For the years ended December 31, 2004, 2003 and 2002, the Company incurred $360,000, $147,000 and $894,000, respectively, of stock-based employee compensation cost, which was reflected in earnings. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands):

	For Year Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$93,038	$(90,390)	$(47,215)
Add: Stock-based employee compensation expense, included in reported net income (loss), net of related tax effect	216	88	536
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(2,849)	(3,005)	(2,235)

Pro forma net income (loss)	$90,405	$(93,307)	$(48,914)

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. For 2004, 2003 and 2002, the Black-Scholes fair value was calculated under the “multiple option” approach, which computes a separate fair value for each vesting increment of an option. The following assumptions were used for option grants under the Company’s stock option plans during the years ended December 31, 2004, 2003 and 2002 respectively:

	2004	2003	2002
Volatility factors	24%	30%	35%
Risk-free interest rates	2.0 - 4.4%	1.5 - 3.25%	3.4 - 5.1%
Expected life	3 - 10 years	2 -5 years	2 -6 years
Dividend yields	0%	0%	0%

Income taxes

Deferred income taxes are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. A valuation allowance is applied against net deferred tax assets if, it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade receivables. Concentration of credit risk with respect to cash and cash equivalents and investments are limited as the Company maintains its primary banking relationships with only large nationally recognized institutions. Credit risk with respect to trade receivables is limited, as the trade receivables are primarily from advertising revenues generated from a large diversified group of local and nationally recognized advertisers. The Company does not require collateral or other security against trade receivable balances, however, it does maintain reserves for potential credit losses and such losses have been within management’s expectations for all years presented.

Fair value of financial instruments

Financial instruments, including cash and cash equivalents, and investments, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value (see Note 7 relating to debt). Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Retirement Plan Actuarial Assumptions

The Company’s retirement benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87 Employer’s Accounting for Pensions (“SFAS No. 87”). Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. The Company evaluates these critical assumptions annually. Other assumptions involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increase.

The discount rate enables the Company to state expected future benefit payments as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. The Company decreased its discount rate to 5.75% in 2004 from 6.25% in 2003 to reflect market interest rate conditions.

To determine the expected long-term rate of return on the plan assets, the Company considered the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. The Company’s long-term expected return on plan assets was 8.25% in both 2004 and 2003.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which is effective for reporting periods beginning after June 15, 2005. SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, the Company will be required to measure compensation expense over the vesting period of the options based on the fair value of the stock options at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. As allowed by SFAS No. 123R, the Company can elect either Modified Prospective Application, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application which can apply the effect of the statement to either all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. The Company is currently evaluating which valuation model and method of application will be used.

In December 2004, the FASB issued FASB Statement 153, “Exchange of Nonmonetary Assets — an amendment of APB Opinion No. 29”(“FAS 153”). FAS 153 eliminates the exception to account for nonmonetary exchanges of similar productive assets at carrying value and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance; otherwise, the exchange principal of fair value applies. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of FAS 153 are not expected to have a material impact on the Company’s consolidated financial statements.

On February 11, 2005, the Emerging Issues Task Force issued EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share (“EITF 04-8”)” which is effective for all reporting periods ending after December 15, 2004. EITF 04-8 requires contingently convertible instruments to be included in diluted earnings per share regardless of whether the market price trigger has been met. As a result, diluted income per share includes the effect of the Company’s contingently convertible debt on an “as-converted basis” for the year ended December 31, 2004.

Note 2 — Acquisitions

     The following table summarizes the acquisitions of the Company in the last three years (in thousands):

					UHF	UHF
				Sunrise	Television	Television
	WVBT-TV	WOTV-TV	WCTX-TV	Television	Licenses	Licenses	WIRS-TV(1)	WTIN-TV(1)
Acquisition date	January 13, 2002	January 29, 2002	April 30, 2002	May 2, 2002	December 20, 2002	June 13, 2003	January 14, 2004	May 6, 2004
Fair value of assets and liabilities acquired:
Assets held for sale	$—	$—	$—	$37,850	$—	$—	$—	$—
Other current assets	—	—	—	20,491	—	—	—	—
Property and equipment	—	1,291	—	36,984	—	—	—	—
Goodwill	—	—	—	12,671	—	—	—	—
Broadcast licenses	3,029	1,581	4,739	166,613	4,293	1,980	4,450	4,923
Other long-term assets	—	—	—	5,613	—	—	—	—
Liabilities held for sale	—	—	—	(1,850)
Total other liabilities	—	—	—	(36,910)	—	—	—	—

Long-term debt and accrued interest and premiums	—	—	—	(166,038)
Preferred stock	—	—	—	(65,169)	—	—	—	—

Total purchase price, including direct acquisition expenses	$3,029	$2,872	$4,739	$10,255	$4,293	$1,980	$4,450	$4,923

(1)  These transactions were asset purchases and not business combinations.

Note 3 – Discontinued Operations

KRBC-TV and KACB-TV. On June 13, 2003, the Company sold the broadcast licenses and operating assets of KRBC-TV in Abilene, Texas and KACB-TV in San Angelo, Texas, for $10.0 million in cash.

WEYI-TV. On May 14, 2004, the Company completed the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million.

The carrying amounts of the assets and liabilities of WEYI-TV as of December 31, 2003, are as follows (in thousands):

Accounts receivable	$1,391
Program rights	415
Other current assets	8
Property and equipment, net	5,875
Intangible assets, net	18,760
Network affiliations, net	76

Total Assets	$26,525

Accounts payable	$192
Program payable	414
Other accruals	571

Total Liabilities	$1,177

During the year ended December 31, 2004, the Company recorded a loss on the sale of WEYI-TV of $1.3 million, net of a tax benefit of $1.1 million, compared to a gain on the sale of KRBC-TV and KACB-TV of $212,000, net of tax, recorded during the year ended December 31, 2003.

KVLY-TV and KFYR-TV. On May 2, 2002, in conjunction with the acquisition of Sunrise, the Company sold the broadcast licenses of KVLY-TV in Fargo, North Dakota and KFYR-TV in Bismarck, North Dakota and its three satellite stations KMOT-TV in Minot, North Dakota, KUMV-TV in Williston, North Dakota and KQCD-TV in Dickinson, North Dakota for $1.0 million, with the Company retaining the other operating assets and the cash flows provided by the North Dakota television stations. On August 23, 2002, the Company sold these remaining assets for $35.0 million.

The operating results of the each of the disposed stations discussed above have been excluded from continuing operations and included in discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for all periods presented.

Note 4 – Investments

The Company has investments in a number of ventures with third parties through which it has an interest in television stations in locations throughout the United States. The following presents the Company’s basis in these ventures (in thousands):

	2004	2003
Banks Broadcasting, Inc.	$—	$11,297
NBC joint venture	55,604	55,758
WAND (TV) Partnership	10,209	10,250

	$65,813	$77,305

Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting through representation on the Board of Directors. The Company has also entered into a management services agreement with Banks Broadcasting to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting and is periodically reimbursed.

In accordance with FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51”, Banks Broadcasting is considered to be a variable interest entity. For purposes of determining the primary beneficiary of Banks Broadcasting, the Company considered Hicks Muse & Co. Partners, L.P. (“Hicks Muse Partners”) 47% ownership in the Company and Hicks Muse’s substantial economic interest in 21st Century Group, LLC, which owns 18% of Banks Broadcasting; and determined for purposes of FIN 46R that the Company and 21st Century Group, LLC are related parties. Considering the Company’s 50% ownership interest in Banks Broadcasting and the Company’s management agreement with Banks Broadcasting, the Company identified itself as the primary beneficiary of Banks Broadcasting under FIN 46R. As the primary beneficiary of Banks Broadcasting, the Company consolidated Banks Broadcasting’s assets, liabilities and noncontrolling interests into the Company’s financial statements effective March 31, 2004. Since the Company and Banks Broadcasting are not under common control, as defined by Emerging Issues Task Force (“EITF”) Issue 02-5, “Definition of Common Control in Relation to FASB Statement No. 141”, Banks Broadcasting’s assets, liabilities and noncontrolling interests were measured at fair value as of March 31, 2004. The difference between the value of the newly consolidated assets over the reported amount of any previously held interests and the value of newly consolidated liabilities and non-controlling interests was recognized as a cumulative effect of an accounting change in the period ended March 31, 2004. The resulting consolidated balance sheet of the Company does not reflect any voting equity minority interest since Banks Broadcasting has incurred cumulative losses and as such the minority interest would be in a deficit position at December 31, 2004.

The following presents the summarized balance sheet of Banks Broadcasting at March 31, 2004, the date of initial consolidation (in thousands):

Assets
Cash	$97
Accounts receivable	899
Program rights, short-term	757
Other current assets	46
Property and equipment	5,048
Program rights, long-term	662

Broadcast licenses	29,238

Total assets	$36,747

Liabilities and Equity
Accounts payable	$396
Program obligations, short-term	793
Other accrued expenses	404
Program obligations, long-term	525
Deferred income taxes, net	4,805
Preferred stock	34,764

Total liabilities and equity	41,687

Deficit	$(4,940)

The deficit of $4.9 million has been allocated to the nonvoting preferred stock, and the Company’s ownership of such preferred stock has been eliminated on consolidation.

21st Century Group, LLC, an affiliate of Hicks Muse, owns 36% of the preferred stock on the Company’s balance sheet.

Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $7.9 million, $7.5 million and $5.6 million from the joint venture for the years ended December 31, 2004, 2003 and 2002 respectively. The following presents the summarized financial information of the joint venture (in thousands):

	Year Ended December 31,
	2004	2003	2002
Revenue	$104,285	$90,142	$104,146
Other Expense	(66,104)	(66,121)	(66,090)
Net income	38,181	24,021	38,056

	December 31,
	2004	2003
Current assets	$12,675	$9,949
Non-current assets	233,957	237,502
Current liabilities	724	724
Non-current liabilities	815,500	815,500

WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company did not receive any distributions in 2004 and 2003. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $478,000 as of December 31, 2004. Amounts due from the Company to WAND (TV) Partnership under this arrangement were approximately $64,000 as of December 31, 2003. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net revenues	$6,605	$6,360	$8,087
Operating (loss) income	(52)	(8,591)	1,431
Net (loss) income	(123)	(8,674)	1,450

	December 31,
	2004	2003
Current assets	$3,317	$2,013
Non-current assets	24,283	25,168
Current liabilities	917	405
Non-current liabilities	32	—

Southwest Sports Group Holdings, LLC: On May 2, 2002, Southwest Sports Group Holdings, LLC, an entity in which affiliates of Hicks Muse have a substantial economic interest, redeemed all 500,000 Series A Preferred Units held by the Company for an aggregate redemption price of $60.8 million, resulting in a gain of approximately $3.8 million to the Company.

Other Investments: The Company recorded losses of approximately $0.3 million and $2.8 million for the years ended December 31, 2003 and 2002, respectively, in other expenses, on an investment in the equity of an Internet company. These amounts reflect impairments of the Company’s initial investment as a result of a reduction in the value of the Internet company, which in the opinion of management are other than temporary.

Note 5 — Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2004	2003
Land and land improvements	$14,309	$14,112
Buildings and fixtures	100,869	96,489
Broadcast equipment and other	246,622	240,678

	361,800	351,279
Less accumulated depreciation	(164,235)	(154,105)

	$197,565	$197,174

The Company recorded depreciation expense in the amounts of $31.3 million, $30.7 million and $27.6 million for the years ended December 31, 2004, 2003 and 2002, respectively .

Note 6 — Intangible Assets

The following table summarizes the carrying amount of each major class of intangible assets at December 31 (in thousands):

	2004	2003
Amortized Intangible Assets:
LMA purchase options	$3,300	$2,388
Network affiliations	173	283
Income leases	393	393
Other intangible assets	1,780	2,022
Accumulated amortization	(2,776)	(1,873)

	2,870	3,213

Unamortized Intangible Assets:
Broadcast licenses	1,063,265	1,083,948
Goodwill	583,105	586,269

	1,646,370	1,670,217

Goodwill	583,105	586,269
Broadcast licenses and other intangible assets, net	1,066,135	1,087,161

Total intangible assets	$1,649,240	$1,673,430

The increase in LMA purchase options is due to the option payment on KNVA-TV made in the fourth quarter of 2004. The decrease in broadcast licenses is due to an adjustment related to the Company’s reversal of its federal deferred tax valuation allowance for $59.3 million offset by the consolidation of Banks Broadcasting under FIN 46R as of March 31, 2004 with licenses valued at $29.2 million and the acquisition of the broadcast license of WIRS-TV on January 14, 2004 for $4.5 million and the broadcast license of WTIN-TV on May 6, 2004 for $4.9 million. The decrease in goodwill is due to an adjustment related to the Company’s reversal of its federal deferred tax valuation allowance for $3.2 million.

The following table summarizes the aggregate amortization expense for all periods presented as well as the estimated amortization expense for the next five years (in thousands):

				Estimated amortization expense
	Year ended December 31,			For the year ended December 31,
	2002	2003	2004	2005	2006	2007	2008	2009
Amortization expense	$1,015	$1,188	$699	$1,865	$1,006	$—	$—	$—

Other intangible assets include intangible pension assets recognized when the Company recorded its minimum pension liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. When the Company makes a new determination of the amount of additional liability, the related intangible asset and separate component of equity will be eliminated or adjusted as necessary.

Based on the guidance included in SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company has ascribed an indefinite useful life to its broadcast licenses. This accounting treatment is based in part upon the Company’s belief that the cash flows from the ownership of its broadcast licenses are expected to continue indefinitely, as the Company intends to renew its licenses indefinitely and has demonstrated its ability to do so. The Company’s broadcast licenses are renewable every 8 years if the Company provides at least an average level of service to its customers and complies with the applicable FCC rules and policies. The cost of renewal is not significant and historically there have been no compelling challenges to the Company’s renewal of licenses and the Company has no reason to expect that challenges will be brought in any future period.

In accordance with the provisions of SFAS No. 142, the Company has discontinued the amortization of goodwill and broadcast licenses. The Company completed a transitional impairment test for goodwill and broadcast licenses as of January 1, 2002 and also an annual impairment test as of December 31, 2002. As a result of these tests, an impairment loss of $47.2 million ($30.7 million, net of tax benefit) was recorded in the first quarter of 2002 to reflect the write-down of certain broadcast licenses to their fair value. An impairment loss of $51.7 million was recorded in the fourth quarter of 2003 to reflect the write-down of certain broadcast licenses to their fair value. No impairments to the carrying values of the Company’s broadcast licenses were required during the year ended December 31, 2004.

Note 7 — Long-term Debt

Debt consisted of the following at December 31 (in thousands):

	2004	2003
Senior Credit Facility	$158,500	$193,500

$166,440 and $205,000 at December 31, 2004 and 2003, respectively,
8% Senior Notes due 2008 (net of discount of $2,884 and $4,706 at December 31, 2004 and 2003, respectively)	163,556	200,294

$200,000, 6 1/2% Senior Subordinated Notes due 2013	200,000	200,000

$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $14,215 and $18,427 at December 31, 2004 and 2003, respectively)	110,785	106,573

Total debt	632,841	700,367

Less current portion	6,573	7,000

Total long-term debt	$626,268	$693,367

Senior Credit Facility

	Revolving facility	Term Loans
Final maturity date	3/31/2005	12/31/2007
Balance at December 31, 2004	$—	$158,500

Unused balance at December 31, 2004	191,888	—
Adjusted LIBOR	1.50% to 2.75%	2.00% to 2.25%
Applicable margin	2.00%	2.00% to 2.25%

Interest rate	3.50% to 4.75%	4.00% to 4.50%

The revolving credit facility may be used for general corporate purposes, acquisitions of certain assets and the redemption of the Company’s publicly traded securities not to exceed $50 million. The senior credit facility permits the Company to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. The Company is required to make mandatory prepayments of its terms loans in the amount of $1.6 million per quarter and additional prepayments based on certain debt transactions or the disposal of certain assets.

The senior credit facility contains covenants that, among other things, restrict the ability of the Company’s subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by it, make capital expenditures, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. The Company is required, under the terms of the senior credit facility, to comply with specified financial ratios, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio.

The senior credit facility also contain provisions that prohibit any modification of the indentures governing the senior subordinated notes and senior notes in any manner adverse to the lenders and that limits the Company’s ability to refinance or otherwise prepay the senior subordinated notes or senior notes without the consent of such lenders.

On March 11, 2005 the Company replaced its senior credit facility. See Note 18 — Subsequent Events for a description of this transaction.

6 1/2% Senior Subordinated Notes, 2.50% Exchangeable Senior Subordinated Debentures and 8% Senior Notes

		6 1/2% Senior Subordinated	2.50% Exchangeable Senior
	8% Senior Notes	Notes	Subordinated Debentures
Final maturity date	1/15/2008	5/15/2013	5/15/2033(1)

Annual interest rate	8.0%	6.5%	2.5%
Payable semi-annually in arrears	June 15th	May 15th	May 15th
	January 15th	November 15th	November 15th

(1) The holders of the 2.50% Exchangeable Senior Subordinated Debentures can require the Company to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

The 6 1/2% Senior Subordinated Notes and the 2.50% Exchangeable Senior Subordinated Debentures are unsecured and are subordinated in right of payment to all senior indebtedness, including the Company’s 8% Senior Notes and the senior credit facility and the 8% Senior Notes are unsecured and are subordinated in right of payment to the Company’s senior credit facility.

The indentures governing the 6 1/2% Senior Subordinated Notes, 2.50% Exchangeable Senior Subordinated Debentures and the 8% Senior Notes contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, the Company’s capital stock; liens; mergers, consolidations and sales of all or substantially all of the Company’s assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also have change of control provisions which may require the Company to purchase all or a portion of the 6 1/2% Senior Subordinated Notes at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest, and the 2.50% Exchangeable Senior Subordinated Debentures at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest.

The 6 1/2% Senior Subordinated Notes and the 8% Senior Notes have certain limitations and financial penalties for early redemption of the notes. The 2.50% Exchangeable Senior Subordinated Debentures have a contingent interest feature that could require the Company to pay contingent interest at the rate of 0.25% per annum commencing with the six-month period beginning May 15, 2008 if the average trading price of the debentures for a five-day measurement period preceding the beginning of the applicable six-month period equals 120% or more of the principal amount. The debentures also have certain exchange rights where the holder may exchange each debenture for a number of LIN TV Corp.’s class A common stock based on certain conditions.

Prior to May 15, 2008, the exchange rate will be determined as follows:

•	If the applicable stock price is less than or equal to the base exchange price, the exchange rate will be the base exchange rate; and

•	If the applicable stock price is greater than the base exchange price, the exchange rate will be determined in accordance with the following formula; provided, however, in no event will the exchange rate exceed 46.2748, subject to the same proportional adjustment as the base exchange rate: The base exchange rate plus the product of (i) a fraction, the numerator of which equals the applicable stock price less the base exchange price and the denominator of which equals the applicable stock price multiplied by (ii) the incremental share factor.

On May 15, 2008, the exchange rate will be fixed at the exchange rate then in effect.

The “base exchange rate” is 26.8240, subject to adjustment, and the “base exchange price” is a dollar amount (initially $37.28) derived by dividing the principal amount per debenture by the base exchange rate. The “incremental share factor” is 23.6051, subject to the same proportional adjustment as the base exchange rate. The “applicable stock price” is equal to the average of the closing sale prices of LIN TV Corp.’s common stock over the five trading-day period starting the third trading day following the exchange date of the debentures.

Repayment of Principal

The following table summarizes future principal repayments on the Company’s debt agreements:

	Senior Credit	Senior Credit Facility	8% Senior	6 1/2 Senior	2.50% Exchangeable Senior
	Facility (Revolver)	(Term Loans)	Notes	Subordinated Debentures	Subordinated Notes		Total
Final maturity date	3/31/2005	12/31/2007	1/15/2008	5/15/2013	5/15/2033	(1)
2005	$—	$6,573	$—	$—	$—		$6,573
2006	—	6,573	—	—	—		6,573
2007	—	145,354	—	—	—		145,354
2008	—	—	166,440	—	—		166,440
2009	—	—	—	—	—		—
2010	—	—	—	—	—		—
Thereafter	—	—	—	200,000	125,000		325,000

Total	$—	$158,500	$166,440	$200,000	$125,000		$649,940

(1) The holders of the 2.50% Exchangeable Senior Subordinated Debentures can require the Company to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

The Company paid $73.6 million on the principal amount of debt in 2004 compared with $22.0 million in 2003. The $73.6 million in 2004 included a $22.0 million payment to pay the principal balance on the revolving credit facility, $7.0 million in mandatory payments on the term loans plus an additional $6.0 million on the principal balance on the term loans, and $38.6 million to retire a portion of the 8% Senior Notes. The $22.0 million in 2003 represented a payment on the principal balance of the revolving credit facility and $5.0 million to repurchase a portion of the 8% Senior Notes.

The fair values of LIN Television Corporation’s long-term debt are estimated based on quoted market prices for the same or similar issues, or on the current rates offered to LIN Television Corporation for debt of the same remaining maturities. The carrying amounts and fair values of long-term debt were as follows at December 31 (in thousands):

	2004	2003
Carrying amount	$632,842	$700,367
Fair value	649,128	740,027

Note 8 — Stockholders’ Equity

Stock Option Plans. Pursuant to the Company’s 1998 Option Plan, 2002 Stock Plan, Sunrise Option Plan and the 2002 Non-Employee Director Plan (collectively, the “Option Plans”) nonqualified options in LIN TV Corp. class A common stock have been granted to certain directors, officers and key employees of the Company.

Options granted under the Option Plans generally have straight-line vesting terms over four or five years and expire ten years from the date of grant. The Option Plans have 4,865,000 shares authorized for grant. At December 31, 2004, there were 426,000 shares available for future grant under the Option Plans.

The following table provides additional information regarding the Option Plans (shares in thousands):

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	3,510	$20.83	2,957	$20.19	1,817	$18.96
Granted	1,006	22.63	697	23.56	1,312	21.94
Exercised	(29)	20.89	(69)	19.34	(39)	17.43
Forfeited	(308)	22.55	(75)	22.12	(136)	22.16
Assumed in merger with Sunrise	—	—	—	—	3	51.55

Outstanding at end of period	4,179	21.14	3,510	20.83	2,957	20.19

Options exercisable at period-end	2,196		1,809		1,404

Weighted-average fair value of options granted during the period	$6.14		$5.96		$6.79

In addition to the option grants in 2003, the Company granted unrestricted stock awards of 1,340 shares of class A common stock to certain employees for consideration of $0 per share, resulting in compensation expense of $31,248.

The following table summarizes information about the Option Plans at December 31, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$10.50 to $14.99	504	3.0	$11.49	504	$11.49
$15.00 to $19.99	79	8.9	19.63	10	18.70
$20.00 to $24.99	3,383	7.2	22.30	1,459	21.64
$25.00 to $29.99	213	5.9	26.25	169	26.25

Phantom Stock Units Plan. Pursuant to the Company’s 1998 Phantom Stock Units Plan , and as partial consideration for the acquisition of LIN Television by the Company in 1998, phantom units exercisable into shares of LIN TV class A common stock with a $0 exercise price, were issued to the Company’s officers and key employees. As a non-compensatory element of the total purchase price of LIN Television, the phantom units are not subject to variable accounting and any cash paid on the exercise of the phantom units is accounted for as a reduction to additional paid-in capital.

The phantom units expire ten years from the date of issuance, are non-forfeitable, and are exercisable at a date selected by the holder within the ten-year term.

The following table provides additional information regarding the 1998 Phantom Stock Units Plan (shares in thousands):

	Year ended December 31,
	2004	2003	2002
Outstanding at beginning of period	525	675	680
Exercised	(197)	(150)	(5)

Outstanding at end of period	328	525	675

Employee Stock Purchase Plan. Under the terms of LIN TV Corp.’s 2002 Employee Stock Purchase Plan, eligible employees of the Company may have up to 10% of eligible compensation deducted from their pay to purchase shares of LIN TV Corp.’s class A common stock. The purchase price of each share is 85% of the average of the high and low per share trading price of LIN TV Corp.’s class A common stock on the New York Stock Exchange (“NYSE”) on the last trading day of each month during the offering period. During 2004, employees purchased 66,878 shares at a weighted average price of $17.69.

Note 9 — Derivative Instruments

The 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The fair value of these derivatives on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in other liabilities. The Company has recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features of $15.2 million and $2.6 million for the years ended December 31, 2004 and 2003, respectively.

In 2002, the Company used interest rate collar, cap and swap arrangements, not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative and Hedging Activities”, as amended, to mitigate the impact of the variability in interest rates in connection with its variable rate senior credit facility and fixed rate senior notes. As of December 31, 2002, the Company held no derivative instruments. Other (income) expense for the year ended December 31, 2002 includes a gain of $5.6 million from the mark-to-market of these derivative instruments.

Note 10 — Related Party Transactions

Monitoring and Oversight Agreement. The Company was party to an agreement with Hicks Muse Partners, pursuant to which the Company agreed to pay Hicks Muse Partners an annual fee (payable quarterly) for oversight and monitoring services. Hicks Muse Partners was also entitled to reimbursement for any expenses incurred by it in connection with rendering services allocable to the Company. The annual fee was approximately $0.4 million for the year ended December 31, 2002. The Company and Hicks Muse Partners agreed to terminate this agreement on May 2, 2002 and to amend the financial advisory agreement in exchange for an aggregate fee of $16.0 million.

Financial Advisory Agreement. The Company is party to an agreement with Hicks Muse Partners, pursuant to which the Company reimburses Hicks Muse Partners, an affiliate of Hicks Muse, for certain expenses incurred by it in connection with rendering services relating to acquisitions, sales, mergers, exchange offers, recapitalization, restructuring or similar transactions allocable to the Company. The Company incurred fees under this arrangement of $17,000, $67,000 and $89,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Local Marketing Agreement. The Company is party to a local marketing agreement with Super Towers, Inc., of which the President of Super Towers, Inc. is related to a former company executive. The Company has paid Super Towers, Inc. approximately $116,000, $110,000 and $100,000 for the years ended December 31, 2004, 2003 and 2002, respectively, in connection with its local marketing agreement for WNAC-TV. The Company has also paid Super Towers, Inc. $29,000, $66,000 and $55,000 for the years ended December 31, 2004, 2003 and 2002 respectively, for various reimbursable expenses.

Note 11 — Retirement Plans

401(k) Plan. The Company provides a defined contribution plan (“401(k) Plan”) to substantially all employees. The Company makes contributions to employee groups that are not covered by another retirement plan sponsored by the Company. Contributions made by the Company vest based on the employee’s years of service. Vesting begins after six months of service in 20% annual increments until the employee is 100% vested after five years. The Company matches 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. The Company contributed $2.3 million, $2.2 million and $1.6 million to the 401(k) Plan in the years ended December 31, 2004, 2003 and 2002, respectively.

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

The benefit obligation, accumulated benefit obligation, and fair value of plan assets for retirement plans with accumulated benefit obligations in excess of plan assets, were $96.7 million, $90.7 million and $70.1 million at December 31, 2004, $90.1 million, $83.2 million and $64.2 million at December 31, 2003, $76.7 million, $72.4 million and $55.4 million at December 31, 2002, respectively.

The components of the net pension expense included in the financial statements and information with respect to the change in benefit obligation, change in plan assets, the funded status of the retirement plans and underlying assumptions are as follows (in thousands, except percentages):

	Year ended December 31,
	2004	2003	2002
Change in benefit obligation
Benefit obligation, beginning of period	$90,069	$76,711	$64,754
Service cost	1,990	1,827	1,592
Interest cost	5,506	5,243	4,874
Plan amendments	—	122	1,596
Actuarial loss	5,035	8,920	7,111
Benefits paid	(5,923)	(2,754)	(3,216)

Benefit obligation, end of period	$96,677	$90,069	$76,711

Change in plan assets
Fair value of plan assets, beginning of period	$64,209	$55,375	$65,514
Actual return on plan assets	7,136	11,552	(6,924)
Employer contributions	4,668	36	—
Benefits paid	(5,923)	(2,754)	(3,215)

Fair value of plan assets, end of period	$70,090	$64,209	$55,375

Funded status of the plan	$(26,587)	$(25,860)	$(21,337)
Unrecognized actuarial gain	21,035	17,878	15,130
Unrecognized prior service cost	1,347	1,518	1,562

Total amount recognized and accrued benefit liability	$(4,205)	$(6,464)	$(4,645)

Amounts recognized in the balance sheets as of December 31, (in thousands):

	2004	2003
Accrued benefit cost	$(20,353)	$(18,945)
Intangible assets	1,780	2,022
Additional minimum liability	(222)	—
Accumulated other comprehensive loss	14,590	10,459

Net amount recognized	$(4,205)	$(6,464)

Components of Net Periodic Benefit Cost for the year ended December 31, (in thousands):

	2004	2003	2002
Service cost	$1,990	$1,827	$1,592
Interest cost	5,506	5,243	4,874
Expected return on plan assets	(5,627)	(5,631)	(5,730)
Amortization of prior service cost	171	166	157
Amortization of net loss (gain)	369	250	(142)

Net periodic benefit cost	$2,409	$1,855	$751

Assumptions:

Weighted-average assumptions used to determine benefit obligation at December 31:

	2004	2003	2002
Discount rate	5.75 - 6.00%	6.00 - 6.25%	6.75%
Expected long term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	4.00 - 4.50%	4.00 - 5.00%	4.00 - 5.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2004	2003	2002
Discount rate	6.00 - 6.25%	6.75%	7.25 - 8.00%
Expected long term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	4.00 - 5.00%	4.00 - 5.00%	4.00 - 5.00%

Accumulated other comprehensive loss

The Company recorded $14.6 million and $10.5 million in accumulated other comprehensive loss attributable to its minimum pension liability as of December 31, 2004 and 2003, respectively. There was no accumulated other comprehensive income or loss as of December 31, 2002.

The Company’s pension plan assets are invested in a manner consistent with the fiduciary standards of ERISA. Plan investments are made with the safeguards and diversity to which a prudent investor would adhere and all transactions undertaken are for the sole benefit of plan participants and their beneficiaries.

The Company’s investment objective is to obtain the highest possible return commensurate with the level of assumed risk. Fund performances are compared to benchmarks including the S&P 500 Index, S&P MidCap Index, Russell 2000 Index, MSCI EAFE Index, and Lehman Brothers Aggregate Bond Index. The expected long-term rate of return on plan assets was made considering the Retirement Plan’s asset mix, historical returns on equity securities, and expected yields to maturity for debt securities.

The asset allocation for the Retirement Plan at December 31, 2004 and 2003 and the target allocation for December 31, 2005, by asset category, are as follows:

	Target	Percentage of Plan Assets
	Allocation	at December 31,
Asset Category:	2005	2004	2003
Equity securities	60 - 70%	69%	70%
Debt securities	30 - 40%	31%	30%

	100%	100%	100%

Contributions. The Company does not currently have minimum funding requirements, as set forth in ERISA and federal tax laws. The Company contributed $4.7 million to the Retirement Plan in 2004, but did not contribute in 2003. The Company anticipates contributing $3.0 million to the Retirement Plan in 2005.

Note 12 — Commitments and Contingencies

Commitments. The Company leases land, buildings, vehicles and equipment under non-cancelable operating lease agreements that expire at various dates through 2011. Commitments for non-cancelable operating lease payments at December 31, 2004 are as follows (in thousands):

2005	$1,084
2006	1,009
2007	647
2008	347
2009	349
Thereafter	3,709

$7,145

Rent expense included in the consolidated statements of operations was $1.6 million for each year ended December 31, 2004, 2003 and 2002, respectively.

The Company has entered into commitments for future syndicated news, entertainment, and sports programming. Future payments associated with these commitments at December 31, 2004 are as follows (in thousands):

2005	$26,267
2006	16,421
2007	11,252
2008	6,825
2009	1,207
2010	909
Thereafter	518

Total obligations	63,399
Less recorded contracts	35,286

Future contracts	$28,113

The Company has commitments aggregating to $0.4 million to pay future minimum periodic fees related to local marketing agreements for KNVA-TV and WNAC-TV

The Company has purchase option agreements to acquire WNAC-TV and KNVA-TV. The Company has a commitment to pay $1.8 million under these option agreements and an additional $1.0 million if the Company exercises these options.

Contingencies

GECC Note

GECC provided debt financing in connection with the formation of the joint venture with NBC in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9.0% per annum thereafter. During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to the Company and to NBC from the excess cash generated by the joint venture of approximately $34.5 million on average each year during the past three years. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, but is recourse to the joint venture, the Company’s equity interests therein and to LIN TV Corp., pursuant to a guarantee. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:

•	GECC could force LIN TV Corp. to sell the stock of LIN Television held by LIN TV Corp. to satisfy outstanding amounts under the GECC note;

•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of the Company’s senior credit facility and other outstanding indebtedness; or

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, the Company may incur a substantial tax liability.

The joint venture is approximately 80% owned by NBC, and NBC controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC’s control.

Litigation. The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company’s management, none of such litigation as of December 31, 2004 is likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 13 —Income Taxes

The Company files a consolidated federal income tax return. (Benefit from) provision for income taxes included in the accompanying consolidated statements of operations consisted of the following for the year ended December 31, (in thousands):

	2004	2003	2002
Current:
Federal	$441	$—	$376
State	560	823	750
Foreign	4,887	3,168	2,240

	5,888	3,991	3,366

Deferred:
Federal	(27,287)	3,652	12,134
State	952	(295)	4,974
Foreign	1,416	1,881	5,027

	(24,919)	5,238	22,135

	$(19,031)	$9,229	$25,501

The components of the income (loss) before income taxes were as follows (in thousands):

	2004	2003	2002
United States	$56,534	$(92,611)	$(8,922)
Foreign	15,423	11,255	15,338

Income (loss) from continuing operations before taxes and cumulative effect of change in accounting principle	$71,957	$(81,356)	$6,416

The following table reconciles the amount that would be calculated by applying the 35% federal statutory rate to income (loss) before income taxes to the actual (benefit from) provision for income taxes for the year ended December 31, (in thousands):

	2004	2003	2002
Provision (benefit) assuming federal statutory rate	$25,185	$(28,475)	$2,246
State taxes, net of federal tax benefit	1,026	382	843
Foreign taxes, net of federal tax benefits	3,503	2,727	4,196
Change in valuation allowance	(50,130)	33,787	17,546
Other	1,385	808	670

	$(19,031)	$9,229	$25,501

The components of the net deferred tax liability are as follows at December 31 (in thousands):

	2004	2003
Deferred tax liabilities:
Intangible assets	$235,403	$243,539
Property and equipment	18,424	19,653
Equity investments	266,708	266,589
Minority interest	5,249	—
Other	9,012	—

	534,796	529,781

Deferred tax assets:
Net operating loss carryforwards	(86,991)	(78,447)
Valuation allowance	5,364	83,418
Other	(7,474)	(7,164)

	(89,101)	(2,193)

Net deferred tax liabilities	$445,695	$527,588

The Company maintains a valuation allowance against its deferred tax asset position when management believes it is more likely than not that their net deferred tax assets will not be realized in the future. The Company maintained a valuation allowance as of December 31, 2004 on its state net operating loss carryforwards of $5.4 million. Included in the Company’s valuation allowance is $2.4 million on deferred tax assets recorded in connection with the acquisition of Sunrise Television.

During 2004, based on all available evidence, the Company determined that it was more likely than not that all of its deferred tax assets would be realized, except as noted above. As a result of this determination, the Company reversed its valuation allowance by $86.1 million. In addition to the $50.1 million recorded as a benefit against current year’s provision for income taxes, $34.7 million of the reduction was recorded against Sunrise Television’s intangible assets and $1.3 million was recorded to additional paid in capital. These entries have no impact on the Company’s cash flow. This reversal was offset by an increased tax provision related to recording increased US source income from continuing operations of $56.5 million for the year ended December 31, 2004 compared to a loss from continuing operations of $92.6 million for the year ended December 31, 2003.

The Company records deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. Prior to January 1, 2002, the reversals of those deferred tax liabilities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets.

At December 31, 2004, the Company had a federal net operating loss carryforward of approximately $232.4 million that begins to expire in 2019. The Company also has net operating loss carryforwards in Puerto Rico of $0.7 million, which expire between 2005 through 2007. Under the provisions of the Internal Revenue Code, future substantial changes in the Company’s ownership could limit the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

Note 14 — Initial Public Offering

On May 2, 2002, LIN TV Corp. completed its initial public offering (“IPO”), in which it issued 19,550,000 shares of common stock at a price of $22.00 per share. Proceeds to LIN TV Corp. totaled approximately $399.9 million, net of commissions, discounts and other offering cost of approximately $30.2 million. The net proceeds from the IPO were immediately contributed to the Company through a capital contribution.

The Company used a portion of the IPO proceeds together with proceeds from the redemption of Southwest Sports Group preferred units to repay debt and accrued interest of $325.0 million. This included the repayment to the lenders of the Company’s senior credit facility of $192.3 million. In addition, the Company used a portion of the IPO proceeds to repay the debt and accrued interest and premiums of Sunrise which was recorded at fair value of $166.0 million. A portion of the Sunrise debt, in the amount of a $33.3 million note held by affiliates of Hicks Muse, was exchanged for shares of LIN TV Corp.’s class B common stock. The Company repaid the balance of $132.7 million of the remaining Sunrise debt and accrued interest and premiums. In addition, LIN TV Corp.’ exchanged $54.4 million shares of Sunrise preferred stock held by affiliates of Hicks Muse for shares of LIN TV Corp.’s class B common stock and made a cash payment of $10.8 million to redeem the balance of Sunrise’ preferred stock held by another investor. These share issuances by LIN TV Corp. are reflected as capital contributions in the Company’s financial statements. The Company also used the proceeds to pay discounts, commissions and other expenses, including $6.2 million paid on May 2, 2002, and $7.3 million paid on August 23, 2002, to affiliates of Hicks Muse in connection with the termination of the Company’s monitoring and oversight agreement with such affiliates of Hicks Muse, and for general corporate purposes.

Note 15 — Unaudited Quarterly Data
(in thousands)

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Net revenues	$79,844	$96,338	$91,005	$107,660
Operating income	15,116	28,578	22,879	34,434
Income from continuing operations	1,801	21,329	22,576	26,251
Loss from sale of discontinued operations, net of tax	—	1,284	—	—
Net income	1,363	14,617	14,816	62,242

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003

Net revenues	$73,627	$89,204	$84,278	$95,304
Operating income (loss)	11,549	24,481	20,771	(27,094)
(Loss) income from continuing operations	(38,453)	(8,257)	11,823	(46,469)
Loss (gain) from sale of discontinued operations, net of tax	—	652	(864)	—
Net (loss) income	(40,867)	(11,245)	5,888	(44,155)

Note 16 — Supplemental Disclosure of Cash Flow Information
(in thousands)

	Year ended December 31,
	2004	2003	2002

Cash paid for interest	$39,885	$52,722	$48,435
Cash paid for income taxes	5,621	5,758	1,029

Cash investing activities:

On January 14, 2004, the Company acquired the broadcast license of WIRS-TV for $4.5 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of broadcast license acquired	$4,450
Cash paid	(4,450)

Liabilities assumed	$—

On May 6, 2004, the Company acquired the broadcast license of WTIN-TV for $4.9 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of broadcast license acquired	$4,923
Cash paid	(4,923)

Liabilities assumed	$—

On January 29, 2002, the Company acquired the broadcast license, property and equipment of WOTV-TV for $2.9 million, a station the Company had been operating under a local marketing agreement since October 30, 1991. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of assets acquired			$2,872
Cash paid			(2,872)

Liabilities assumed			$—

On January 31, 2002, the Company acquired the broadcast license of WVBT-TV for $3.0 million, a station the Company had been operating under a local marketing agreement since December 14, 1994. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of assets acquired			$3,029
Cash paid			(3,029)

Liabilities assumed			$—

On April 30, 2002, the Company acquired the broadcast license of WCTX-TV for $4.7 million, a station the Company had been operating under a local marketing agreement since December 9, 1994. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of assets acquired			$4,739
Cash paid			(4,739)

Liabilities assumed			$—

On May 2, 2002, LIN TV Corp. acquired Sunrise Television Corp. for $10.3 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired			$267,551
Value of common stock in exchange for Sunrise			(10,255)

Liabilities assumed			$(257,296)

Note 17 — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning of Period	Operations	Deductions	End of Period
Year ended December 31, 2004
Allowance for doubtful accounts	$1,646	$320	$516	$1,450
Year ended December 31, 2003
Allowance for doubtful accounts	$2,562	$(198)	$718	$1,646
Year ended December 31, 2002
Allowance for doubtful accounts	$1,802	$1,781	$1,021	$2,562

Note 18 — Subsequent Events

On January 14, 2005, LIN Television Corporation entered into an agreement to sell $175 million aggregate principal amount of its 6 1/2% Senior Subordinated Notes due 2013. The offering closed on January 28, 2005. The notes are guaranteed by LIN TV Corp. and certain of LIN Television Corporation’s subsidiaries, and are additional securities under an indenture pursuant to which LIN Television issued $200 million aggregate principal amount of notes in May 2003. The proceeds from the sale of the 6 1/2% Notes were used to repurchase or redeem $166.4 million principal amount of LIN Television 8% Senior Notes due 2008. This repayment will result in a loss on early extinguishment of debt of $9.9 million in the first quarter of 2005.

On February 9, 2005, the Company entered into a definitive agreement to acquire WNDY, the UPN affiliate serving Indianapolis, Indiana and WWHO, the UPN affiliate serving Columbus, Ohio from Viacom, Inc. for $85.0 million in cash which will be funded by a combination of cash on hand and proceeds from the Company’s Senior Credit Facility.

On March 11, 2005, the Company replaced its senior credit facility. Under this new facility, the Company obtained a $170.0 million term loan, the proceeds of which were used to repay the balance on the existing term loan and for general business purposes, and a $160.0 million revolving credit facility which will be used, in combination with cash on hand, to fund the purchase of WNDY-TV and WWHO-TV, during the first half of 2005. The Company is required to make mandatory payments on the new term loan of $4.3 million per quarter beginning March 31, 2006. The term loan and revolving credit facility expire on March 11, 2011 and March 11, 2010, respectively. The new facility contains covenants similar to that of the old facility.

Independent Auditors’ Report

The Members
Station Venture Holdings, LLC:

We have audited the accompanying balance sheets of Station Venture Holdings, LLC (a limited liability company) as of December 31, 2004 and 2003, and the related statements of operations, members’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over the financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Station Venture Holdings, LLC as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

San Diego, California
March 9, 2005

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets (note 4)

Current assets — cash and cash equivalents (note 2)	$12,675,000	9,949,000
Investment in Station Venture Operations, LP (note 3)	233,957,000	237,502,000

Total assets	$246,632,000	247,451,000

Liabilities and Members’ Deficit

Current liabilities — accrued interest payable	$724,000	724,000
Long-term debt due to affiliate (note 4)	815,500,000	815,500,000

Total liabilities	816,224,000	816,224,000

Members’ deficit	(569,592,000)	(568,773,000)

Commitments and contingencies (note 6)

Total liabilities and members’ deficit	$246,632,000	247,451,000

See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Statements of Operations

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Revenue:
Equity in income from investment	$104,285,000	90,142,000	104,146,000

Other income (expense):
Interest expense — related party	(66,146,000)	(66,146,000)	(66,146,000)
Interest income	42,000	25,000	56,000

Total other expense	(66,104,000)	(66,121,000)	(66,090,000)

Net income	$38,181,000	24,021,000	38,056,000

See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Statements of Members’ Deficit

Years ended December 31, 2004, 2003, and 2002

	Outlet	NBC		Total
	Broadcasting,	Telemundo	LIN Television	members’
	Inc.	License Co.	of Texas, LP	deficit
Balance at December 31, 2001	$216,617,000	—	(782,967,000)	(566,350,000)
Distributions	(21,896,000)	—	(5,604,000)	(27,500,000)
Net income	30,300,000	—	7,756,000	38,056,000

Balance at December 31, 2002	225,021,000	—	(780,815,000)	(555,794,000)
Distributions	(29,459,000)	—	(7,541,000)	(37,000,000)
Net income	19,126,000	—	4,895,000	24,021,000

Balance at December 31, 2003	214,688,000	—	(783,461,000)	(568,773,000)
Distributions	(6,370,000)	—	(1,630,000)	(8,000,000)
Net income	6,915,000	—	1,769,000	8,684,000

Balance at May 7, 2004	215,233,000	—	(783,322,000)	(568,089,000)
Transfer of 79.62% interest from Outlet Broadcasting Inc. to NBC Telemundo License Co.	(215,233,000)	215,233,000	—	—
Distributions	—	(24,682,000)	(6,318,000)	(31,000,000)
Net income	—	23,485,000	6,012,000	29,497,000

Balance at December 31, 2004	$—	214,036,000	(783,628,000)	(569,592,000)

See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Statements of Cash Flows

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$38,181,000	24,021,000	38,056,000
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from investment	(104,285,000)	(90,142,000)	(104,146,000)
Distributions from investment	107,830,000	88,778,000	116,125,000
Increase (decrease) in accrued interest payable	—	181,000	(363,000)

Net cash provided by operating activities	41,726,000	22,838,000	49,672,000

Net cash flows from financing activities – distributions	(39,000,000)	(37,000,000)	(27,500,000)

Increase (decrease) in cash and cash equivalents	2,726,000	(14,162,000)	22,172,000
Cash and cash equivalents at beginning of year	9,949,000	24,111,000	1,939,000

Cash and cash equivalents at end of year	$12,675,000	9,949,000	24,111,000

Supplemental cash flow information – cash paid for interest	$66,146,000	65,965,000	66,509,000

See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Notes to Financial Statements

December 31, 2004 and 2003

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Description of Business

On March 3, 1998, Station Venture Holdings, LLC (a limited liability company) (the Company) was incorporated as a Delaware limited liability company and was initially owned 79.62% by Outlet Broadcasting, Inc. (Outlet), an indirect wholly owned subsidiary of National Broadcasting Company, Inc. (now known as NBC Universal, Inc.) (NBC), which was at that time an indirect wholly owned subsidiary of General Electric Company (GEC), and 20.38% by LIN Television of Texas, LP (LIN-Texas), a wholly owned subsidiary of LIN Television (LIN TV). On May 8, 2004, GEC’s interest in NBC was diluted to 80%, with the remaining 20% held indirectly by Vivendi Universal, S.A., a societe anonyme organized under the laws of France. On May 7, 2004, Outlet’s 79.62% interest in the Company was transferred in a series of related transactions to NBC Telemundo License Co. (NBCTL-Co), a Delaware corporation. NBCTL-Co is a wholly owned subsidiary of NBC Telemundo, Inc. NBC Telemundo, Inc. has two shareholders: (i) NBC Telemundo License Holding Co., Inc., an indirect wholly-owned subsidiary of NBC, and (ii) NBC Telemundo Holding Co., a wholly-owned subsidiary of GEC. Voting control of the Company was shared equally between Outlet and LIN TV through May 7, 2004, and is shared equally between NBCTL-Co and LIN TV since May 7, 2004.

On March 2, 1998, General Electric Capital Corporation (GECC), a wholly owned subsidiary of GEC, loaned $815,500,000 to LIN-Texas. Upon formation of the Company, Outlet contributed 99% of KNSD-TV (KNSD) assets and operations to the Company and LIN-Texas contributed KXAS-TV (KXAS) and the GECC debt to the Company. The contributions of KNSD and KXAS were treated as an exchange of assets and were recorded at their historical book value. Immediately after, Outlet and the Company formed Station Venture Operations, LP (Station Venture Operations), a limited partnership. The Company contributed KXAS and its 99% interest in KNSD for 99.75% ownership in Station Venture Operations and Outlet contributed the remaining 1% of KNSD for 0.25% ownership in Station Venture Operations. Under the terms of the LLC agreement, the Company shall be solely liable for any loan or related agreement, debt, obligation, or liability and no member shall be obligated personally, solely for being a member. The Company shall exist until the 25th anniversary of the funding date of March 2,1998, unless dissolved earlier.

Net earnings and losses from operations and distributions are allocated to the members in proportion to each member’s relative ownership interest. Gain or loss upon sale of the Company’s assets is to be allocated in a manner that will cause the members’ capital accounts to be in proportion to the members’ relative ownership percentages prior to distribution of the proceeds from the sale.

The Company’s operations consist primarily of holding its 99.75% limited partnership interest in Station Venture Operations. The general partner in Station Venture Operations (Outlet through May 7, 2004 and NBCTL-Co. since May 7, 2004) holds the remaining 0.25% interest and all voting control, subject to certain limited approval rights granted to the limited partner pursuant to the limited partnership agreement.

(Continued)

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Notes to Financial Statements

December 31, 2004 and 2003

(b)	Cash Equivalents

Cash equivalents consist of time deposits with original maturities of less than three months. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

The Company’s cash balances are exposed to a concentration of credit risk. The Company’s cash balances are placed with high-credit quality and federally insured institutions. Cash balances with any one institution may be in excess of federally insured limits or may be invested in a nonfederally insured money market account. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

(c)	Investment in Station Venture Operations, LP

The Company’s investment in Station Venture Operations is accounted for by the equity method as the Company does not control Station Venture Operations. Under the equity method of accounting, the Company recognizes its share of the net earnings or losses of Station Venture Operations as earned or incurred, increases the carrying value of its investment by the amount of contributions made, and reduces the carrying value of its investment by the amount of distributions received.

The Company periodically reviews its investment in Station Venture Operations for instances where fair value is less than the carrying amount and the decline in value is determined to be other than temporary. If the decline in value were judged to be other than temporary, the carrying amount of the investment would be written down to fair value and the resulting loss charged to operations.

(d)	Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, requires that fair values be disclosed for the Company’s financial instruments. The carrying amounts of cash and cash equivalents and accrued interest payable are considered to be representative of their respective fair values because of the short-term nature of these financial instruments. The fair value of long-term debt cannot be reasonably determined due to the related party nature of the instrument.

(e)	Income Taxes

As a limited liability company, the Company is treated as a partnership for federal and state income tax purposes, and accordingly, its income or loss is taxable directly to its members.

(f)	Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(g)	Reclassifications

Certain 2003 and 2002 amounts have been reclassified to conform to the presentation used in 2004.

(Continued)

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Notes to Financial Statements

December 31, 2004 and 2003

(2)	Cash Reserve

In accordance with the amended and restated limited liability company agreement, the Company is to maintain a reserve in the amount of $15 million, to be used by the Company to make interest and principal payments on debt in the event that the Company has insufficient cash on hand to make such payments. The reserve requirement may be reduced at any time by LIN-Texas, guarantor of the debt. LIN-Texas waived the reserve requirement for the years ended December 31, 2003 and 2004.

(3)	Investment in Station Venture Operations, LP

The Company has a 99.75% limited partnership interest in Station Venture Operations, LP. Initial capital contributions made to Station Venture Operations totaled $254,222,000, of which $252,012,000 was contributed by the Company and $2,210,000 was contributed by Outlet.

Summarized balance sheets information for Station Venture Operations, LP as of December 31, 2004 and 2003 is as follows:

	2004	2003
Assets
Cash and cash equivalents	$4,387,000	5,906,000
Accounts receivable, net	35,986,000	35,789,000
Property and equipment, net	26,340,000	25,141,000
Goodwill, net	186,169,000	186,169,000
Other	2,399,000	2,200,000

	$255,281,000	255,205,000

Liabilities and Partners’ Capital

Program contract liability	$1,427,000	1,735,000
Accounts payable	1,529,000	3,583,000
Accrued liabilities	2,356,000	915,000
Due to affiliates, net	12,584,000	8,331,000
Other liabilities	1,265,000	966,000
Partners’ capital:
Company’s share	233,957,000	237,502,000
Other owner	2,163,000	2,173,000

	$255,281,000	255,205,000

(Continued)

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Notes to Financial Statements

December 31, 2004 and 2003

Summarized statements of operations information for Station Venture Operations, for each of the years in the three-year period ended December 31, 2004 is as follows:

	2004	2003	2002
Net revenue	$179,559,000	158,957,000	171,548,000
Other income	676,000	677,000	710,000
Cost and expenses	(75,690,000)	(69,266,000)	(67,851,000)

Net income	$104,545,000	90,368,000	104,407,000

Company’s share of net income	$104,285,000	90,142,000	104,146,000

(4)	Long-Term Debt

Long-term debt at December 31, 2004 and 2003 is as follows:

	2004	2003
Note payable to GECC, interest payable quarterly through March 2, 2023, bearing interest at 8% until March 2, 2013 and thereafter at 9%; maturing on March 2, 2023	$815,500,000	815,500,000

The Company may voluntarily prepay all or part of the loan at any time after March 2, 2005. Substantially all of the assets of the Company are pledged to GECC as collateral under the terms of the note payable to GECC. The note contains standard representations, covenants, and events of default. Occurrence of any event of default allows the lender to increase the interest rate, accelerate payment of the loan and/or terminate future fundings, in addition to the exercise of legal remedies, including foreclosing on collateral.

(5)	Related Party Transactions

For each of the years ended December 31, 2004, 2003, and 2002, and the Company recorded interest expense of $66,146,000 related to the note payable to GECC. At December 31, 2004 and 2003, the Company had recorded accrued interest payable of $724,000 related to the note payable to GECC.

(6)	Commitments and Contingencies

From time to time, the Company is subject to routine litigation incidental to its business. Management believes, based in part on the advice of legal counsel, that the results of pending legal proceedings will not materially affect the Company’s financial position, results of operations, or liquidity.

Schedule I – Condensed Financial Information of the Registrant

LIN TV Corp.
Condensed Balance Sheets
(In thousands, except share data)

	December 31,
	2004	2003
Assets
Investment in wholly-owned subsidiaries	$855,963	$762,134

Total assets	$855,963	$762,134

Stockholders’ equity
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 26,946,183 shares and 26,652,060 shares at December 31, 2004 and 2003, respectively, issued and outstanding	269	266
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,508,119 shares at December 31, 2004 and 23,510,137 shares at December 31, 2003, issued and outstanding; convertible into an equal number of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at December 31, 2004 and 2003, issued and outstanding; convertible into an equal number of Class A common stock	—	—
Additional paid-in capital	1,071,816	1,066,897
Accumulated deficit	(201,767)	(294,805)
Accumulated other comprehensive loss	(14,590)	(10,459)

Total stockholders’ equity	$855,963	$762,134

LIN TV Corp.
Condensed Statements of Operations
(In thousands, except share data)

	December 31,
	2004	2003	2002
Share of income (loss) in wholly-owned subsidiaries	$93,038	$(90,390)	$(47,215)

Net income (loss)	$93,038	$(90,390)	$(47,215)

Basic income (loss) per common share	1.85	(1.81)	(1.13)
Diluted income (loss) per common share	1.64	(1.81)	(1.13)

Weighted-average number of common shares outstanding used in calculating basic income (loss) per common share	50,309	49,993	41,792

Weighted-average number of common shares outstanding used in calculating diluted income (loss) per common share	54,056	49,993	41,792

LIN TV Corp.
Condensed Statements of Cash Flows
(In thousands)

		December 31,
	2004	2003	2002
Operating activities:
Net income (loss)	$93,038	$(90,390)	$(47,215)
Share of income (loss) in wholly-owned subsidiaries	(93,038)	90,390	47,215

Net cash used in operating activities	—	—	—

Investing activities:
Capital contribution to wholly-owned subsidiaries	—	—	(399,944)

Net cash used in operating activities	—	—	(399,944)

Financing activities:
Net proceeds from initial public offering of common stock	—	—	399,944

Net cash used in financing activities	—	—	399,944

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at the beginning of the period	—	—	—

Cash and cash equivalents at the end of the period	$—	$—	$—