Form 10-Q
period 2005-03-31
LIN TELEVISION CORP; LIN TV CORP
filed 2005-05-06
CIK 931058, 1166789

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

Commission file number: 001-31311 LIN TV Corp.	Commission file number: 000-25206 LIN Television Corporation
(Exact name of registrant as	(Exact name of registrant as
specified in its charter)	specified in its charter)

Delaware	Delaware
(State or other jurisdiction of	(State or other jurisdiction of
incorporation or organization)	incorporation or organization)

05-0501252	13-3581627
(I.R.S. Employer	(I.R.S. Employer
Identification No.)	Identification No.)

Four Richmond Square, Suite 200, Providence, Rhode Island 02906
(Address of principal executive offices)

(401) 454-2880
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

This combined Form 10-Q is separately filed by (i) LIN TV Corp. and (ii) LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at May 2, 2005: 27,203,840 shares .

LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at May 2, 2005: 23,502,059 shares.

LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at May 2, 2005: 2 shares.

LIN Television Corporation common stock, $0.01 par value, issued and outstanding at May 1, 2005: 1,000 shares.

Part I. Financial Information
Item 1. Financial Statements
LIN TV Corp.
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5
(See separate index for financial statements of LIN Television Corporation)	28
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	24

Part II. Other Information
Item 1. Legal Proceedings	25
Item 5. Other Information	25
Item 6. Exhibits	25
Signature Page	27
Exhibit 10.1 Exchange and Registration Rights Agreement
Exhibit 10.7 Amended and Restated 2002 Stock Plan
Exhibit 10.8 Amended and Restated 2002 Non-Employee Director Stock Plan
Exhibit 31.1 Certification of CEO Pursuant to Section 302
Exhibit 31.2 Certification of CFO Pursuant to Section 302
Exhibit 31.3 Certification of CEO Pursuant to Section 302
Exhibit 31.4 Certification of CFO Pursuant to Section 302
Exhibit 32.1 Certification of CEO Pursuant to Section 906
Exhibit 32.2 Certification of CFO Pursuant to Section 906

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

LIN TV CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,219	$14,797
Accounts receivable, less allowance for doubtful accounts (2005 - $1,131; 2004 - $1,450)	61,227	70,639
Program rights	16,898	17,312
Other current assets	5,100	3,790

Total current assets	86,444	106,538
Property and equipment, net	200,416	197,565
Deferred financing costs	13,661	11,060
Equity investments	63,004	65,813
Program rights	12,556	12,165
Other assets	16,582	16,043
Goodwill	614,181	583,105
Broadcast licenses and other intangible assets, net	1,131,270	1,066,135

Total assets	$2,138,114	$2,058,424

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,250	$6,573
Accounts payable	5,684	7,774
Accrued interest expense	10,565	8,118
Accrued sales volume discount	1,384	6,462
Other accrued expenses	17,145	13,483
Program obligations	27,019	23,278

Total current liabilities	66,047	65,688
Long-term debt, excluding current portion	702,588	626,268
Deferred income taxes, net	428,690	445,695
Program obligations	20,569	12,008
Other liabilities	58,244	38,344

Total liabilities	1,276,138	1,188,003

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 179,322 and 173,822 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	14,797	14,458

Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 27,107,146 shares at March 31, 2005 and 26,946,183 shares at December 31, 2004, issued and outstanding	271	269
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at March 31, 2005 and 23,508,119 shares at December 31, 2004, issued and outstanding; convertible into an equal number of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at March 31, 2005 and December 31, 2004, issued and outstanding; convertible into an equal number of Class A common stock	—	—
Additional paid-in capital	1,073,350	1,071,816
Accumulated deficit	(212,087)	(201,767)
Accumulated other comprehensive loss	(14,590)	(14,590)

Total stockholders’ equity	847,179	855,963

Total liabilities, preferred stock and stockholders’ equity	$2,138,114	$2,058,424

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months
	Ended March 31,
	2005	2004
	(In thousands, except per share information)
Net revenues	$78,439	$79,844

Operating costs and expenses:
Direct operating (excluding depreciation of $7.8 million and $7.5 million for the three months ended March 31, 2005 and 2004, respectively)	26,011	24,630
Selling, general and administrative	24,762	22,500
Amortization of program rights	5,855	5,724
Corporate	5,255	4,098
Depreciation and amortization of intangible assets	8,039	7,776

Total operating costs and expenses	69,922	64,728

Operating income	8,517	15,116

Other (income) expense:
Interest expense, net	10,910	11,654
Share of income in equity investments	(246)	(167)
Minority interest in loss of Banks Broadcasting, Inc.	(212)	—
Loss (gain) on derivative instruments	501	(990)
Loss on early extinguishment of debt	12,309	2,937
Other, net	401	(119)

Total other expense, net	23,663	13,315

(Loss) income from continuing operations before (benefit from) provision for income taxes and cumulative effect of change in accounting principle	(15,146)	1,801
(Benefit from) provision for income taxes	(4,826)	3,797

Loss from continuing operations before cumulative effect of change in accounting principle	(10,320)	(1,996)

Discontinued operations:
Income from discontinued operations, net of tax provision of $206	—	(69)

Cumulative effect of change in accounting principle, net of a tax effect of $0	—	(3,290)

Net (loss) income	$(10,320)	$1,363

Basic and diluted (loss) income per common share:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.20)	$(0.04)
Cumulative effect of change in accounting principle, net of tax	—	0.07
Net (loss) income	(0.20)	0.03
Weighted - average number of common shares outstanding used in calculating basic and diluted (loss) income per common share	50,512	50,194

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(10,320)	$1,363
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	8,039	7,776
Amortization of financing costs and note discounts	1,769	2,033
Amortization of program rights	5,855	5,724
Program payments	(6,346)	(6,022)
Loss on early extinguishment of debt	12,309	2,937
Cumulative effect of change in accounting principle, net of tax impact	—	(3,290)
Loss (gain) on derivative instruments	501	(990)
Share of income in equity investments	(246)	(167)
Deferred income taxes, net	(5,197)	2,963
Other, net	1,613	(580)

Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	9,627	11,834
Program rights, net of program obligations	639	92
Other assets	(1,849)	(347)
Accounts payable	(2,195)	(2,423)
Accrued interest expense	2,447	(406)
Accrued sales volume discount	(5,078)	(4,830)
Other accrued expenses	1,136	3,128

Net cash provided by operating activities	12,704	18,795

INVESTING ACTIVITIES:
Capital expenditures	(1,544)	(1,740)
Investment in equity investments	—	(650)
Capital contribution from minority interest in Banks Broadcasting, Inc.	550	—
Distributions from equity investments	3,055	1,630
Acquisition of broadcast licenses	—	(4,224)
Payments for business combinations	(85,000)	—
Other, net	13	(270)

Net cash used in investing activities	(82,926)	(5,254)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	1,326	804
Proceeds from issuance of long-term debt	345,000	—
Long-term debt financing costs	(5,655)	(90)
Net proceeds from revolver debt	50,000	17,000
Principal payments on long-term debt	(324,940)	(26,265)
Cash expenses associated with early extinguishment of debt	(7,087)	(1,973)

Net cash provided by (used) in financing activities	58,644	(10,524)

Net (decrease) increase in cash and cash equivalents	(11,578)	3,017
Cash and cash equivalents at the beginning of the period	14,797	9,475

Cash and cash equivalents at the end of the period	$3,219	$12,492

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation:

LIN TV Corp., together with its subsidiaries, including LIN Television Corporation (“LIN Television”) (together, the “Company”), is a television station group operator in the United States and Puerto Rico. LIN TV Corp. and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”).

LIN TV Corp. guarantees all debt of LIN Television. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee all the Company’s debt on a joint and several basis.

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company filed audited financial statements for the year ended December 31, 2004 in its Annual Report on Form 10-K, which includes all such information and disclosures.

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to summarize fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. (“Banks Broadcasting”), which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company consolidates the results of operations and financial condition of Banks Broadcasting in accordance with FIN 46R – “Consolidation of Variable Interest Entities (Revised December 2003) – an Interpretation of ARB No. 51.” All intercompany transactions have been eliminated in consolidation. The resulting consolidated balance sheet of the Company does not reflect any voting equity minority interest since Banks Broadcasting has incurred cumulative losses and as such the minority interest would be in a deficit position at March 31, 2005.

Hicks Muse has a substantial economic interest in 21st Century Group, LLC which owns 36% of the preferred stock on the Banks Broadcasting balance sheet.

The following presents the summarized balance sheet of Banks Broadcasting at March 31, 2004, the date of initial consolidation (in thousands):

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets		Liabilities and Equity
Cash	$97	Accounts payable	$396
Accounts receivable	899	Program obligations, short-term	793
Program rights, short-term	757	Other accrued expenses	404
Other current assets	46	Program obligations, long-term	525
Property and equipment	5,048	Deferred income taxes, net	4,805
Program rights, long-term	662	Preferred stock	34,764

Broadcast licenses	29,238

Total assets	$36,747	Total liabilities and equity	41,687

		Deficit	$(4,940)

The deficit of $4.9 million was allocated to the nonvoting preferred stock, and the Company’s ownership of such preferred stock has been eliminated on consolidation.

The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectibility of accounts receivable, mark-to-market of derivative instruments, valuation of intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates.

Note 2 – Stock-Based Compensation:

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

The following table illustrates the effect on net (loss) income and net (loss) income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except for per share data):

	Three Months Ended
	March 31,
	2005	2004

Net (loss) income, as reported	$(10,320)	$1,363
Add: Stock-based employee compensation expense, included in reported net (loss) income, net of related tax effect	670	124
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(350)	(761)

Pro forma net (loss) income	$(10,000)	$726

Basic and diluted net (loss) income per common share, as reported	$(0.20)	$0.03

Basic and diluted net (loss) income per common share, pro forma	$(0.20)	$0.01

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions during the three months ended March 31, 2004:

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Volatility	24%
Risk-free interest rates	2.0 - 4.4%
Weighted average expected life	3 - 10 years
Dividend yields	0%

There were no options granted during the three months ended March 31, 2005.

Note 3 — Acquisitions and Dispositions:

On March 31, 2005, the Company acquired the broadcast licenses and certain operating assets and liabilities of WNDY-TV, the UPN affiliate serving Indianapolis, Indiana and WWHO-TV, the UPN affiliate serving Columbus, Ohio from Viacom, Inc. for $85.0 million and was funded by a combination of cash on hand and the revolving credit facility.

In addition to the $17.8 million of program obligations recorded by the Company in connection with the acquisition of WNDY-TV and WWHO-TV, the Company recorded $18.3 million in other liabilities related to estimated losses on future program obligations and above market program contracts. These future program obligations are unrecorded in accordance with SFAS No. 63 “Financial Reporting by Broadcasters.” The Company has also recorded $2.7 million in connection with the acquisition of WNDY-TV and WWHO-TV relating to employee severance costs and certain contractual costs as a result of the Company’s plans to centralize the master control operations of WNDY-TV and WWHO-TV at the Company’s transmission facility in Indianapolis, Indiana; and transaction costs related to the acquisition of the two stations.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of the assets acquired; thus the allocation of the purchase price is preliminary (in thousands):

	WNDY-TV	WWHO-TV
Accounts receivable	$437	$87
Program rights, short-term	1,709	1,925
Property and equipment	4,902	4,589
Program rights, long-term	1,076	908
Broadcast licenses	36,600	28,800
Goodwill	20,282	10,794
Deferred tax assets	8,037	3,774

Total assets	$73,043	$50,877

Accounts payable	105	—
Other accrued expenses	1,671	1,069
Program obligations, short-term	4,375	2,327
Program obligations, long-term	7,029	4,068
Other long-term liabilities	12,363	5,913

Total liabilities	$25,543	$13,377

Purchase Price	$47,500	$37,500

The following table sets forth unaudited pro forma information of the Company as if the acquisition of WNDY-TV and WWHO-TV had occurred on January 1, 2004:

	Three Months Ended
	March 31,
	2005	2004

Net revenues	$83,095	$84,866
Operating income	7,813	15,139
Net (loss) income	(10,903)	1,201
Basic and diluted net (loss) income per common share	$(0.22)	$0.02

On May 14, 2004, the Company completed the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million. The operating results of this station for the three-month period ended March 31, 2004 have

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

been excluded from continuing operations and included in discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the three month period ended March 31, 2004, the Company recorded income from discontinued operations of $69,000, net of a tax provision of $206,000.

The following table summarizes the net revenues and pre-tax income for WEYI-TV included in the historical results:

Three Months Ended
March 31, 2004
Net revenues	$2,027
Operating income	675
Net income	621

On January 14, 2004, the Company purchased the broadcast license and certain assets of WIRS-TV in Yauco, Puerto Rico from Marantha Christian Network for $4.5 million and was funded by borrowings from the Company’s former revolving credit facility.

Note 4 — Investments:

The Company has investments in two ventures with third parties, through which it has an interest in television stations. The following presents the Company’s basis in these ventures (in thousands) :

	March 31,	December 31,
	2005	2004
NBC joint venture	$52,845	$55,604
WAND (TV) Partnership	10,159	10,209

	$63,004	$65,813

Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $3.1 million and $1.6 million from the joint venture in the three months ended March 31, 2005 and 2004, respectively.

The following presents the summarized financial information of the joint venture (in thousands):

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended
	March 31,
	2005	2004
Revenue	$18,306	$18,441
Other expense	(16,854)	(15,948)
Net income	1,452	2,493

	March 31,	December 31,
	2005	2004
Current assets	$12,359	$12,675
Non-current assets	230,296	233,957
Current liabilities	1,269	724
Non-current liabilities	815,500	815,500

WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company under this arrangement were $206,000 and $478,000 as of March 31, 2005 and December 31, 2004, respectively.

The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	March 31,
	2005	2004
Net revenues	$1,509	$1,633
Operating loss	112	(50)
Net loss	(149)	(49)

	March 31,	December 31,
	2005	2004
Current assets	$3,136	$3,317
Non-current assets	24,058	24,283
Current liabilities	686	917
Non-current liabilities	5	32

Note 5 — Intangible Assets:

The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31,	December 31,
	2005	2004
Amortized Intangible Assets:
LMA purchase options	$3,300	$3,300
Network affiliations	173	173
Income leases	393	393
Other intangible assets	1,780	1,780
Accumulated amortization	(3,041)	(2,776)

	2,605	2,870

Unamortized Intangible Assets:
Broadcast licenses	1,128,665	1,063,265

Total broadcast licenses and other intangible assets, net	$1,131,270	$1,066,135
Goodwill	614,181	583,105

Total intangible assets	$1,745,451	$1,649,240

The increase in broadcast licenses and goodwill in the three month period ending March 31, 2005 is due to the acquisition of WNDY-TV and WWHO-TV on March 31, 2005. The Company is in the process of obtaining third-party valuations of all acquired intangible assets, including broadcast licenses and goodwill; thus, the allocation of WNDY-TV and WWHO-TV is based on preliminary estimates.

The following table summarizes the aggregate amortization expense for all periods presented as well as the estimated amortization expense for the next five years (in thousands):

	Three Months Ended		Estimated amortization expense
	March 31,		For the year ended December 31,
	2004	2005	2005	2006	2007	2008	2009

Amortization expense	$278	$266	$1,864	$1,006	$—	$—	$—

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6 -Debt:

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Credit Facility	$220,000	$158,500
$166,440, 8% Senior Notes due 2008 (net of discount of $2,884 at December 31, 2004)	—	163,556
$375,000 and $200,000, 6 1/2% Senior Subordinated Notes due 2013 at March 31, 2005 and December 31, 2004, respectively	375,000	200,000
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $13,162 and $14,215 at March 31, 2005 and December 31, 2004, respectively)	111,838	110,785

Total debt	706,838	632,841
Less current portion	4,250	6,573

Total long-term debt	$702,588	$626,268

On January 28, 2005, the Company issued an additional $175.0 million aggregate principal amount of its 6 1/2% Senior Subordinated Notes due 2013. The proceeds from the issuance of the 6 1/2% Notes were used to repurchase $166.4 million principal amount of the 8% Senior Notes due 2008.

The Company consummated a new credit facility on March 11, 2005 that included a $170.0 million term loan with a maturity date of March 11, 2011 and a $160.0 million revolving credit facility with a maturity date of March 31, 2010. The proceeds of the term loan were used to repay the balance on the existing term loan. The Company used $50.0 million of the revolving credit facility and existing cash on hand to acquire WNDY-TV and WWHO-TV.

The Company incurred charges of $12.3 million during the period ended March 31, 2005 related to the write-off of unamortized discounts, deferred financing fees and associated costs as a result of the early extinguishment of debt. Financing fees related to the 6 1/2% Notes and the credit facility of $5.7 million were capitalized and are being amortized over the term of the related debt.

The current portion of long-term debt includes $4.3 million of quarterly amortization of a term loan under the credit facility beginning in March of 2006.

Note 7 — Related Party Transactions:

Financial Advisory Agreement. The Company is party to an agreement with Hicks Muse Partners, pursuant to which the Company reimburses Hicks Muse Partners, an affiliate of Hicks Muse, for certain expenses incurred by it in connection with rendering services relating to acquisitions, sales, mergers, exchange offers, recapitalization, restructuring or similar transactions allocable to the Company. The Company incurred fees under this arrangement of $8,000 for the three months ended March 31, 2005. The Company did not incur any fees for the three months ended March 31, 2004.

Centennial Cable of Puerto Rico The Company is party to an agreement with Centennial Cable of Puerto Rico, which Hicks Muse has a substantial economic interest, in which Centennial provides the Company advertising and promotional services. The Company incurred fees under this arrangement of $29,000 and $20,000 for the three months ended March 31, 2005 and 2004, respectively.

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Banks Broadcasting Inc. The Company has entered into a management services agreement with Banks Broadcasting to provide specified management, engineering and related services for a fixed fee. Hicks Muse has substantial economic interest in 21st Century Group, LLC which owns 18% of Banks Broadcasting. Prior to the consolidation of Banks Broadcasting in accordance with FIN 46R, the Company received approximately $50,000 for the three months ended March 31, 2004 under the management services agreement.

Note 8 — Contingencies:

GECC Note. General Electric Capital Corporation (“GECC”) provided debt financing in connection with the formation of the joint venture with NBC in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (“the GECC note”). During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to the Company and to NBC from the excess cash generated by the joint venture of approximately $34.5 million on average each year during the past three years. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, however, the note is recourse to the joint venture with NBC and is guaranteed by LIN TV Corp. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise recoup its principal from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:

•	GECC could force LIN TV Corp. to sell the stock of LIN Television held by LIN TV Corp. to satisfy outstanding amounts under the GECC note;

•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of the Company’s credit facility and notes; and

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, the Company may incur a substantial tax liability.

The joint venture is approximately 80% owned by NBC, and NBC controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC’s control.

Note 9 — Retirement Plans:

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

The components of the net periodic benefit cost recognized are as follows (in thousands):

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended
	March 31,
	2005	2004
Service cost	$549	$500
Interest cost	1,350	1,401
Expected return on plan assets	(1,435)	(1,450)
Amortization of prior service cost	30	39
Amortization of net loss	241	80

Net periodic benefit cost	$735	$570

The Company contributed $200,000 to the plan during the three months ended March 31, 2005 and expects to contribute a total of $3.0 million during 2005. The Company also has a non-qualified, unfunded Supplemental Excess Retirement Plan (“SERP”) of which the Company paid out to retired employees a total of $66,000 during the three months ended March 31, 2005.

Note 10 — Earnings per Share:

Basic and diluted (loss) income per common share are computed in accordance with SFAS No. 128, “Earnings per Share.” Basic (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted (loss) income per common share for all periods presented since potential common shares from the exercises of stock options and phantom units are anti-dilutive to loss from continuing operations and are, therefore, excluded from the calculation. Options to purchase 3,898,387 and 4,383,000 shares of common stock and phantom units exercisable into 296,000 and 485,000 shares of common stock were outstanding as of March 31, 2005 and 2004, respectively, but were not included in the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

Note 11 – Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which was to be effective for reporting periods beginning after June 15, 2005. In April 2005, the FASB announced that the effective date of SFAS 123(R), has been delayed until the first quarter of 2006. SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, the Company will be required to measure compensation expense over the vesting period of the options based on the fair value of the stock options at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. As allowed by SFAS No. 123R, the Company can elect either Modified Prospective Application, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application which can apply the effect of the statement to all prior years for which SFAS No. 123 was effective. The Company is currently evaluating which valuation model and method of application will be used.

In March 2005, the SEC staff issued a Staff Accounting Bulletin (“SAB 107”) which express views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (“FIN 47”), which is effective for all reporting periods ending after December 15, 2005. FIN 47 requires that an entity shall recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonable estimated, rather than when the obligation is incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset as required by SFAS No. 143. An asset retirement obligation would be reasonably estimable if (a) it is evident that the fair value of the obligation is embodied in the acquisition price of the asset, (b) an active market exists for the transfer of the obligation, or (c) sufficient information exists to apply an expected present value technique. The provisions of FIN 47 are not expected to have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of these forward-looking statements are based on estimates and assumptions made by our management which, although we believe to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. We cannot assure you that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include:

•	volatility and changes in our advertising revenues;

•	the outbreak and duration of hostilities or the occurrence of terrorist attacks and the duration and extent of network preemption of regularly scheduled programming and decisions by advertisers to withdraw or delay planned advertising expenditures as a result of military action or terrorist attacks;

•	restrictions on our operations due to, and the effect of, our significant leverage;

•	effects of complying with new accounting standards, including with respect to the treatment of our intangible assets;

•	inability to consummate acquisitions on attractive terms;

•	increases in our cost of borrowings or inability or unavailability of additional debt or equity capital;

•	increased competition, including from newer forms of entertainment and entertainment media or changes in the popularity or availability of programming;

•	increased costs, including increased capital expenditures as a result of necessary technological enhancements such as expenditures related to the transition to digital broadcasting, or acquisitions or increased programming costs;

•	effects of our control relationships, including the control that Hicks Muse and its affiliates have with respect to corporate transactions and activities we undertake;

•	adverse state or federal legislation or regulation or adverse determinations by regulators including adverse changes in, or interpretations of, the exceptions to the FCC “duopoly” rule; and

•	changes in general economic conditions in the markets in which we compete.

Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Executive Summary

We are an owner and operator of 25 television stations in 15 mid-sized markets in the United States and Puerto Rico. Our operating revenues are derived from the sale of advertising time to local and national advertisers and, to a much lesser extent, from the networks for the broadcast of their programming and from other broadcast-related activities.

We recorded a net loss of $10.3 million in the three months ended March 31, 2005 compared with net income of $1.4 million for the same period in the prior year. The following are some of our operating highlights for the three months ended March 31, 2005:

•	We issued an additional $175.0 million in aggregate principal amount of our 6 1/2% Senior Subordinated Notes.

•	We issued our senior credit facility. Under our new facility, we obtained a $170.0 million term loan, the proceeds of which were used to repay the balance on our existing term loan and for general business purposes and a $160.0 million revolving credit facility.

•	We repurchased or redeemed all $166.4 million of our 8% Senior Notes.

•	We acquired WNDY-TV, the UPN affiliate serving Indianapolis, Indiana, and WWHO-TV, the UPN affiliate serving Columbus, Ohio, from Viacom, Inc. for $85.0 million in cash, which was funded by a combination of cash on hand and proceeds from our revolving credit facility (see Note 3 of the unaudited condensed consolidated financial statements – Acquisitions and Dispositions).

Industry Trends

The broadcast television industry is reliant primarily on advertising revenues and faces increased competition largely from new technologies. The following summarizes certain of the competitive forces and risks that may impact our future operating results.

•	Political revenues from elections and revenues from Olympic Games, which generally occur on the even years, continue to create fluctuations in our operating results when comparing first quarter of 2005 with the same period of 2004. U.S. television station advertising decreased 3.0% in the first quarter of 2005 compared to an increase of 9.3% in the same period last year (source: Television Bureau of Advertising).

•	We depend on automotive-related advertising that represents approximately 26% of our total net revenues for each of the three months ended March 31, 2005 and 2004. A significant change in these advertising revenues could materially affect our future results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America.

The preparation of our unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where significant estimates are made include valuation of long-lived assets and intangible assets, network affiliations, deferred tax assets, revenue recognition, stock-based compensation, allowance for doubtful accounts, amortization of program rights, collectability of receivables, barter transactions and net assets of businesses acquired. These estimates have a material impact on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements” included in Item 7 and “Summary of Significant Accounting Policies” (Note 1) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2004. Since December 31, 2004, there have been no significant changes to our critical accounting policies.

Off-Balance Sheet Arrangements

We do not have any contractual relationships with unconsolidated entities, including special purpose entities or variable interest entities, for the purpose of facilitating off-balance sheet arrangements. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Results of Operations

Set forth below are significant factors that contributed to our operating results for the three months ended March 31, 2005 and 2004, respectively.

	Three Months Ended
	March 31,		%
	2005	2004	Change
National time sales (before agency commissions)	$27,928	$27,971	0%
Local time sales (before agency commissions)	57,404	57,460	0%
Political time sales (before agency commissions)	284	1,854	-85%
Agency commissions (related to time sales)	(13,561)	(14,101)	-4%
Network compensation	2,415	2,729	-12%
Barter revenue	1,866	2,308	-19%
Other revenue	2,103	1,623	30%

Net revenue	78,439	79,844	-2%
Operating costs and expenses:
Direct operating (excluding $7.8 million and $7.5 million of depreciation for the three months ended March 31, 2005 and 2004, respectively)	26,011	24,630	6%
Selling, general and administrative	24,762	22,500	10%
Amortization of program rights	5,855	5,724	2%
Corporate	5,255	4,098	28%
Depreciation and amortization of intangible assets	8,039	7,776	3%

Total operating costs and expenses	69,922	64,728	8%

Operating income	$8,517	$15,116	-44%

Net revenues consist primarily of national, local and political airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter revenues, production revenues, tower rental income and carriage or retransmission agreements.

Net revenues decreased $1.4 million or 2% for the three months ended March 31, 2005 compared to the same period last year. The decrease is primarily driven by decreased political revenues. We expect political revenue to decrease substantially in 2005, as it is not an election year.

Operating Costs and Expenses

Direct operating expenses (excluding depreciation and amortization of intangible assets) consisting primarily of news, engineering, programming and music licensing costs and excluding depreciation and amortization expense increased $1.4 million or 6% for the three months ended March 31, 2005 compared to the same period last year. The increase is primarily due to general cost increases in salary and related payroll taxes and the consolidation of Banks Broadcasting’s $0.3 million of such expenses for the three months ended March 31, 2005.

Selling, general and administrative expenses consisting primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses increased $2.3 million or 10% for the three months ended March 31, 2005 compared to the same period last year. The increase is primarily due to increased expenses of $0.8 million for the three months ended March 31, 2005 attributable to the consolidation of Banks Broadcasting. The remaining increase is a combination of a general cost increase in salary and related payroll taxes and retirement fund expense of $0.6 million for the three months ended March 31, 2005.

Amortization of program rights represents costs associated with the acquisition of syndicated programming, features and specials. Amortization of program rights increased $0.1 million or 2% for the three months ended March 31, 2005 compared to the same period last year.

Corporate expenses, consisting of costs associated with the centralized management of our stations, increased $1.2 million for the three months ended March 31, 2005 compared to the same period last year. The increase is primarily attributable to increased stock-based compensation of $1.0 million for the three months ended March 31, 2005.

Depreciation and amortization of intangible assets increased $0.3 million or 3% for the three months ended March 31, 2005 compared to the same period last year.

Other (Income) Expense

Interest expense

The following table summarizes our total interest expense:

	Three Months Ended
	March 31,
Components of interest expense, including discount and financing fee amortization	2005	2004

Credit facility	$2,344	$2,357
$375,000 and $200,000, 6 1/2% Senior Subordinated Notes, respectively	5,407	3,374
$125,000 aggregate principal amount of 2.50% Exchangeable Senior Subordinated Debentures	1,870	1,869
$0 and $180,485 aggregate principal amount of 8% Senior Notes, respectively	1,501	4,139
Interest income, net	(212)	(85)

Total interest expense, net	$10,910	$11,654

Interest expense, net decreased $0.7 million or 6% for the three months ended March 31, 2005 compared to the same period last year, due to lower outstanding borrowings and a lower average interest rate.

Gain on derivative instruments consists of mark-to-market adjustments of the embedded derivative features contained in our 2.50% Exchangeable Senior Subordinated Debentures. Loss on derivative instruments was $0.5 million for the three months ended March 31, 2005 compared to a gain of $1.0 million for the same period last year due to fluctuations in market interest rates.

Other Items

We recorded losses of $12.3 million and $2.9 million for the three months ended March 31, 2005 and 2004, respectively, related to the write-off of unamortized financing fees and discounts and associated costs in connection with the early extinguishment of our 8% Senior Notes due 2008.

Provision for Income Taxes

We recorded a benefit from income taxes of $4.8 million for the three months ended March 31, 2005 compared to a provision from income taxes of $3.8 million for the same period prior year. The benefit as of March 31, 2005 was primarily due to the discrete tax income benefit of $4.3 million on the $12.3 million loss on extinguishment of debt. Our effective income tax rate was 42.1% for the first quarter of 2005, excluding the $12.3 million loss on the extinguishment of debt. We used the discrete method to calculate income tax expense for 2004.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations, the issuance of debt securities and borrowings under our credit facility.

Description of Indebtedness

On January 28, 2005, the Company issued an additional $175.0 million aggregate principal amount of our 6 1/2% Senior Subordinated Notes due 2013. The proceeds from the sale of the 6 1/2% Notes were used to repurchase or redeem $166.4 million principal amount of the 8% Senior Notes due 2008.

We replaced our credit facility on March 11, 2005. Under the new facility, we obtained a $170.0 million term loan, the proceeds of which were used to repay the balance on our existing term loan and for general business purposes, and a $160.0 million revolving credit facility, of which $50.0 million was used in combination with cash on hand to acquire WNDY-TV and WWHO-TV during the first quarter of 2005. We are required to make mandatory payments on the new term loan of $4.3 million per quarter beginning March 31, 2006. The revolving credit facility and term loan expire on March 11, 2010 and 2011, respectively.

	March 31,	December 31,
	2005	2004
Credit Facility	$220,000	$158,500
$166,440, 8% Senior Notes due 2008 (net of discount of $2,884 at December 31, 2004)	—	163,556
$375,000 and $200,000, 6 1/2% Senior Subordinated Notes due 2013 at March 31, 2005 and December 31, 2004, respectively	375,000	200,000
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $13,162 and $14,215 at March 31, 2005 and December 31, 2004, respectively)	111,838	110,785

Total debt	706,838	632,841
Less current portion	4,250	6,573

Total long-term debt	$702,588	$626,268

The revolving credit facility may be used for general corporate purposes, acquisitions of certain assets and the redemption of our publicly traded securities not to exceed $50 million. The credit facility permits us to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. We are required to make principal payments of our terms loans in the amount of $4.3 million per quarter, starting on March 31, 2006, and additional prepayments based on certain debt transactions or the disposal of certain assets.

The credit facility contains covenants that, among other things, restrict the ability of our subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by it, make capital expenditures, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We are required, under the terms of the senior credit facility, to comply with specified financial ratios, including minimum interest coverage ratio, maximum leverage ratio and minimum fixed charge coverage ratio. At March 31, 2005, the Company was in compliance with the covenants under the credit facility.

The credit facility also contains provisions that prohibit any modification of the indentures governing our senior subordinated notes in any manner adverse to the lenders and that limits our ability to refinance or otherwise prepay our senior subordinated notes without the consent of such lenders.

Our 6 1/2% Senior Subordinated Notes bear interest at the rate of 6.5% per annum, payable semi-annually in arrears, with a final maturity date of May 15, 2013. Our 2.5% Exchangeable Senior Subordinated Debentures bear interest at the rate of 2.5% per annum, payable semi-annually in arrears, with a final maturity date of May 15, 2033. However, the holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

The 6 1/2% Senior Subordinated Notes and the 2.50% Exchangeable Senior Subordinated Debentures are unsecured and are subordinated in right of payment to all senior indebtedness, including our credit facility.

The indentures governing the 6 1/2% Senior Subordinated Notes and 2.50% Exchangeable Senior Subordinated Debentures contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also have change of control provisions which may require us to purchase all or a portion of our 6 1/2% Senior Subordinated Notes at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest, and our 2.50% Exchangeable Senior Subordinated Debentures at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest.

Contractual Obligations

The following table summarizes our estimated material contractual cash obligations at March 31, 2005 (in thousands )

	April - December
	2005	2006-2008	2009-2010	Thereafter	Total

Principal payments and mandatory redemptions on debt (1)	$—	$51,000	$84,000	$585,000	$720,000
Cash interest on debt (2)	27,152	104,156	65,635	99,689	296,632
Program payments (3)	26,815	58,963	14,440	6,649	106,867
Operating leases (4)	880	2,131	681	3,398	7,090
Local marketing agreement payments (5)	1,130	1,073	—	—	2,203

Total	$55,977	$217,323	$164,756	$694,736	$1,132,792

(1)	We are obligated to repay the revolving portion of our credit facility in March 2010 and the term loan in March 2011, our 6 1/2% Senior Subordinated Notes in May 2013 and our 2.50% Exchangeable Senior Subordinated Debentures in May 2033. However, the holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to purchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

(2)	We have contractual obligations to pay cash interest on our credit facility and our 6 1/2% Senior Subordinated Notes through 2013, and our 2.50% Exchangeable Senior Subordinated Debentures through 2033. We may pay contingent interest to holders of the debentures during any six-month period commencing May 15, 2008, if the average trading price of the debentures for a five trading day measurement period immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the debentures. The contingent interest equals 0.25% per annum per $1,000 principal amount of debentures. In addition, we are obligated to pay commitment fees of approximately 0.30% on the unused amount of the credit facility.

(3)	We have entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $47.6 million of program obligations as of March 31, 2005 and have unrecorded commitments of $59.3 million for programming that is not available to air as of March 31, 2005.

(4)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(5)	We have entered into option agreements that would enable us to purchase KNVA-TV and WNAC-TV for a fixed amount under certain conditions. In connection with these agreements, we are committed to pay minimum future periodic fees totaling $2.2 million as of March 31, 2005.

Net cash provided by operating activities decreased $6.1 million to $12.7 million for the three months ended March 31, 2005 compared to $18.8 million in the same period last year. The decrease is the result of a decrease in our operating income for the three months ended March 31, 2005.

Net cash used in investing activities was $82.9 million for the three months ended March 31, 2005 compared to $5.3 million in the same period last year. This change is primarily the result of our acquisition of WNDY-TV and WWHO-TV in the three months ended March 31, 2005 for $85.0 million less certain working capital adjustments.

Net cash provided by financing activities increased $69.1 million to $58.6 million for the three months ended March 31, 2005 compared to net cash used in financing activities of $10.5 million for the same period last year. This increase is the result of the proceeds from the issuance of our long-term debt of $345.0 million, of which $170.0 is from our credit facility and an additional $175.0 million principal amount of our 6 1/2% Senior Subordinated Notes. This was offset by an increase in our principal payments on long-term debt of $324.9 million in the three months ended March 31, 2005 compared to $26.3 million for the same period last year due to the repayment of $166.4 million of 8% Senior Notes and $158.5 million of our old credit facility.

Based on the current level of our operations and anticipated future growth, both internally generated as well as through acquisition, we believe that our cash flows from operations, together with available borrowings under our senior credit, will be sufficient to meet our anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next 12 months.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which was to be effective for reporting periods beginning after June 15, 2005. In April 2005, the FASB announced that the effective date of SFAS 123(R), has been delayed until the first quarter of 2006. SFAS No. 123R requires us to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB Opinion 25, we record the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, we will be required to measure compensation expense over the vesting period of the options based on the fair value of the stock options at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. As allowed by SFAS No. 123R, we can elect either Modified Prospective Application, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application which can apply the effect of the statement to all prior years for which SFAS No. 123 was effective. We are currently evaluating which valuation model and method of application will be used.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (“FIN 47”), which is effective for all reporting periods ending after December 15, 2005. FIN 47 requires that an entity shall recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonable estimated, rather than when the obligation is incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset as required by FASB Statement No. 143. An asset retirement obligation would be reasonably estimable if (a) it is evident that the fair value of the obligation is embodied in the acquisition price of the asset, (b) an active market exists for the transfer of the obligation, or (c) sufficient information exists to apply an expected present value technique. The provisions of FIN 47 are not expected to have a material impact on our consolidated financial statements.

In March 2005, the SEC Staff issued a Staff Accounting Bulletin (“SAB 107”) which express views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS No. 123R.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates principally with respect to our credit facilities, which are priced based on certain variable interest rate alternatives. There was $50.0 million outstanding as of March 31, 2005 under our revolving line of credit included in our credit facility.

Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical one percent increase in the floating rate used as the basis for the interest charged on the credit facility as of March 31, 2005 would result in an estimated $0.5 million increase in annualized interest expense assuming a constant balance outstanding of $50.0 million.

Our 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in the line item “other liabilities.” We have recorded a loss on derivative instruments in connection with the mark-to-market of these derivative features of $0.5 million in the three months ended March 31, 2005 compared to a gain of $1.0 million for the same period last year.

We are also exposed to market risk related to changes in the interest rates through our investing activities. With respect to borrowings, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings

We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.

Item 5. Other Information

On May 4, 2005, the stockholders of LIN TV Corp. approved the Amended and Restated 2002 Stock Plan, which (i) increased the number of shares of class A common stock reserved for issuance under the plan from 2,700,000 shares to 6,300,000 shares, (ii) permits stock exchange programs pursuant to which outstanding options could be exchanged for restricted stock, and (iii) permits the repricing of stock option grants under the plan.

The stockholders of LIN TV Corp. also approved the Amended and Restated 2002 Non-Employee Director Stock Plan, which (i) increased the number of shares of class A common stock reserved for issuance under the plan from 200,000 shares to 400,000 shares, (ii) increased the annual awards to directors, and (iii) permits stock exchange programs pursuant to which outstanding options could be exchanged for restricted stock.

Item 6. Exhibits

Exhibits:

10.1	Exchange and Registration Rights Agreement, dated as of January 28, 2005, among LIN Television Corporation, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc., Morgan Stanley & Co. Incorporated and Scotia Capital (USA) Inc.

10.2	Supplemental Indenture, dated as of January 31, 2005, among LIN Television Corporation, the Guarantors named therein and The Bank of New York (incorporated by reference from the Current Report on Form 8-K of LIN TV Corp. and LIN Television Corporation (File Nos. 001-31311 and 000-25206) dated January 28, 2005 filed with the SEC on February 2, 2005).

10.3	Executive Officer Compensation Summary (incorporated by reference from Item 1.01 of the Current Report on Form 8-K of LIN TV Corp. and LIN Television Corporation (File Nos. 001-31311 and 000-25206) dated February 4, 2005 filed with the SEC on February 10, 2005).

10.4	Summary of Non-Employee Director Compensation (incorporated by reference from Item 1.01 of the Current Report on Form 8-K of LIN TV Corp. (File No. 001-31311) dated February 23, 2005 filed with the SEC on February 28, 2005).

10.5	Executive Officer Compensation Summary (incorporated by reference from Item 1.01 of the Current Report on Form 8-K of LIN TV Corp. (File No. 001-31311) dated February 28, 2005 filed with the SEC on March 3, 2005).

10.6	Credit Agreement, dated as of March 11, 2005, among LIN Television Corporation, as Borrower, Televicentro of Puerto Rico, LLC as the Permitted Borrower, the Lenders party thereto, J.P. Morgan Chase Bank, as Administrative Agent, as an Issuing Lender and as Swingline Lender, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent and as an Issuing Lender, and Bank of America, N.A., The Bank of Novia Scotia, and Wachovia Bank, National Association as Documentation Agents and Suntrust Bank as Co-Documentation Agent (filed as Exhibit 10.44 to the Annual Report on Form 10-K of LIN TV Corp. and LIN Television Corporation (File Nos. 001-31311 and 000-25206) and incorporated herein by reference).

10.7	LIN TV Corp. Amended and Restated 2002 Stock Plan, dated as of May 4, 2005.

10.8	LIN TV Corp. Amended and Restated 2002 Non-Employee Director Stock Plan, dated as of May 4, 2005.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN TV Corp.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation.

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Principal Financial Officers of LIN TV Corp.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Principal Financial Officers of LIN Television Corporation

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN TELEVISION CORPORATION

Dated: May 6, 2005	By:	/s/ Vincent L. Sadusky

Vincent L. Sadusky
Chief Financial Officer and Treasurer

	By:	/s/ William A. Cunningham

William A. Cunningham
Vice President and Controller
(Principal Accounting Officer)

Item 1. Financial Statements

LIN Television Corporation

LIN TELEVISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,219	$14,797
Accounts receivable, less allowance for doubtful accounts (2005 - $1,131; 2004 - $1,450)	61,227	70,639
Program rights	16,898	17,312
Other current assets	5,100	3,790

Total current assets	86,444	106,538
Property and equipment, net	200,416	197,565
Deferred financing costs	13,661	11,060
Equity investments	63,004	65,813
Program rights	12,556	12,165
Other assets	16,582	16,043
Goodwill	614,181	583,105
Broadcast licenses and other intangible assets, net	1,131,270	1,066,135

Total assets	$2,138,114	$2,058,424

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,250	$6,573
Accounts payable	5,684	7,774
Accrued interest expense	10,565	8,118
Accrued sales volume discount	1,384	6,462
Other accrued expenses	17,145	13,483
Program obligations	27,019	23,278

Total current liabilities	66,047	65,688
Long-term debt, excluding current portion	702,588	626,268
Deferred income taxes, net	428,690	445,695
Program obligations	20,569	12,008
Other liabilities	58,244	38,344

Total liabilities	1,276,138	1,188,003

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 179,322 and 173,822 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	14,797	14,458

Stockholders’ equity:
Common stock $0.01 par value: 1,000 authorized, issued and outstanding	—	—
Additional paid-in capital	1,073,856	1,072,320
Accumulated deficit	(212,087)	(201,767)
Accumulated other comprehensive loss	(14,590)	(14,590)

Total stockholders’ equity	847,179	855,963

Total liabilities, preferred stock and stockholders’ equity	$2,138,114	$2,058,424

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Net revenues	$78,439	$79,844

Operating costs and expenses:
Direct operating (excluding depreciation of $7.8 million and $7.5 million for the three months ended March 31, 2005 and 2004, respectively)	26,011	24,630
Selling, general and administrative	24,762	22,500
Amortization of program rights	5,855	5,724
Corporate	5,255	4,098
Depreciation and amortization of intangible assets	8,039	7,776

Total operating costs and expenses	69,922	64,728

Operating income	8,517	15,116

Other (income) expense:
Interest expense, net	10,910	11,654
Share of income in equity investments	(246)	(167)
Minority interest in loss of Banks Broadcasting, Inc.	(212)	—
Loss (gain) on derivative instruments	501	(990)
Loss on early extinguishment of debt	12,309	2,937
Other, net	401	(119)

Total other expense, net	23,663	13,315

(Loss) income from continuing operations before (benefit from) provision for income taxes and cumulative effect of change in accounting principle	(15,146)	1,801
(Benefit from) provision for income taxes	(4,826)	3,797

Loss from continuing operations before cumulative effect of change in accounting principle	(10,320)	(1,996)

Discontinued operations:
Income from discontinued operations, net of tax provision of $206	—	(69)
Cumulative effect of change in accounting principle, net of a tax effect of $0	—	(3,290)

Net (loss) income	$(10,320)	$1,363

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(10,320)	$1,363
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	8,039	7,776
Amortization of financing costs and note discounts	1,769	2,033
Amortization of program rights	5,855	5,724
Program payments	(6,346)	(6,022)
Loss on early extinguishment of debt	12,309	2,937
Cumulative effect of change in accounting principle, net of tax impact	—	(3,290)
Loss (gain) on derivative instruments	501	(990)
Share of income in equity investments	(246)	(167)
Deferred income taxes, net	(5,197)	2,963
Other, net	1,613	(580)

Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	9,627	11,834
Program rights, net of program obligations	639	92
Other assets	(1,849)	(347)
Accounts payable	(2,195)	(2,423)
Accrued interest expense	2,447	(406)
Accrued sales volume discount	(5,078)	(4,830)
Other accrued expenses	1,136	3,128

Net cash provided by operating activities	12,704	18,795

INVESTING ACTIVITIES:
Capital expenditures	(1,544)	(1,740)
Investment in equity investments	—	(650)
Capital contribution from minority interest in Banks Broadcasting, Inc.	550	—
Distributions from equity investments	3,055	1,630
Acquisition of broadcast licenses	—	(4,224)
Payments for business combinations	(85,000)	—
Other, net	13	(270)

Net cash used in investing activities	(82,926)	(5,254)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	1,326	804
Proceeds from issuance of long-term debt	345,000	—
Long-term debt financing costs	(5,655)	(90)
Net proceeds from revolver debt	50,000	17,000
Principal payments on long-term debt	(324,940)	(26,265)
Cash expenses associated with early extinguishment of debt	(7,087)	(1,973)

Net cash provided by (used) in financing activities	58,644	(10,524)

Net (decrease) increase in cash and cash equivalents	(11,578)	3,017
Cash and cash equivalents at the beginning of the period	14,797	9,475

Cash and cash equivalents at the end of the period	$3,219	$12,492

     The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 1 — Basis of Presentation:

LIN TV Corp., together with its subsidiaries, including LIN Television Corporation (“LIN Television”) (together, the “Company”), is a television station group operator in the United States and Puerto Rico. LIN TV Corp. and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”).

LIN TV Corp. guarantees all debt of LIN Television Corporation. All of the consolidated wholly-owned subsidiaries of LIN Television Corporation fully and unconditionally guarantee all the Company’s debt on a joint and several basis.

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company filed audited financial statements for the year ended December 31, 2004 in its Annual Report on Form 10-K, which includes all such information and disclosures.

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to summarize fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. (“Banks Broadcasting”), which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company consolidates the results of operations and financial condition of Banks Broadcasting in accordance with FIN 46R – “Consolidation of Variable Interest Entities (Revised December 2003) – an Interpretation of ARB No. 51.” All intercompany transactions have been eliminated in consolidation. The resulting consolidated balance sheet of the Company does not reflect any voting equity minority interest since Banks Broadcasting has incurred cumulative losses and as such the minority interest would be in a deficit position at March 31, 2005.

Hicks Muse has a substantial economic interest in 21st Century Group, LLC which owns 36% of the preferred stock on the Banks Broadcasting balance sheet.

The following presents the summarized balance sheet of Banks Broadcasting at March 31, 2004, the date of initial consolidation (in thousands):

LIN TELEVISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets		Liabilities and Equity
Cash	$97	Accounts payable	$396
Accounts receivable	899	Program obligations, short-term	793
Program rights, short-term	757	Other accrued expenses	404
Other current assets	46	Program obligations, long-term	525
Property and equipment	5,048	Deferred income taxes, net	4,805
Program rights, long-term	662	Preferred stock	34,764

Broadcast licenses	29,238

Total assets	$36,747	Total liabilities and equity	41,687

		Deficit	$(4,940)

The deficit of $4.9 million was allocated to the nonvoting preferred stock, and the Company’s ownership of such preferred stock has been eliminated on consolidation.

The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectibility of accounts receivable, mark-to-market of derivative instruments, valuation of intangible assets, deferred tax assets and net assets of businesses acquired. Actual results could differ from these estimates.

Note 2 — Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

The following table illustrates the effect on net (loss) income if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands):

	Three Months Ended
	March 31,
	2005	2004

Net (loss) income, as reported	$(10,320)	$1,363
Add: Stock-based employee compensation expense, included in reported net (loss) income, net of related tax effect	670	124
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(350)	(761)

Pro forma net (loss) income	$(10,000)	$726

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions during the three months ended March 31, 2004:

Volatility	24%
Risk-free interest rates	2.0 - 4.4%
Weighted average expected life	3 - 10 years
Dividend yields	0%

\

LIN TELEVISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no options granted during the three months ended March 31, 2005.

Note 3 — Acquisitions and Dispositions:

On March 31, 2005, the Company acquired the broadcast licenses and certain operating assets and liabilities of WNDY-TV, the UPN affiliate serving Indianapolis, Indiana and WWHO-TV, the UPN affiliate serving Columbus, Ohio from Viacom, Inc. for $85.0 million and was funded by a combination of cash on hand and the revolving credit facility.

In addition to the $17.8 million of program obligations recorded by the Company in connection with the acquisition of WNDY-TV and WWHO-TV, the Company recorded $18.3 million in other liabilities related to estimated losses on future program obligations and above market program contracts. These future program obligations are unrecorded in accordance with SFAS No. 63 “Financial Reporting by Broadcasters.” The Company has also recorded $2.7 million in connection with the acquisition of WNDY-TV and WWHO-TV relating to employee severance costs and certain contractual costs as a result of the Company’s plans to centralize the master control operations of WNDY-TV and WWHO-TV at the Company’s transmission facility in Indianapolis, Indiana; and transaction costs related to the acquisition of the two stations.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of the assets acquired; thus the allocation of the purchase price is preliminary (in thousands):

	WNDY-TV	WWHO-TV
Accounts receivable	$437	$87
Program rights, short-term	1,709	1,925
Property and equipment	4,902	4,589
Program rights, long-term	1,076	908
Broadcast licenses	36,600	28,800
Goodwill	20,282	10,794
Deferred tax assets	8,037	3,774

Total assets	$73,043	$50,877

Accounts payable	105	—
Other accrued expenses	1,671	1,069
Program obligations, short-term	4,375	2,327
Program obligations, long-term	7,029	4,068
Other long-term liabilities	12,363	5,913

Total liabilities	$25,543	$13,377

Purchase Price	$47,500	$37,500

The following table sets forth unaudited pro forma information of the Company as if the acquisition of WNDY-TV and WWHO-TV had occurred on January 1, 2004:

	Three Months Ended March 31,
	2005	2004
Net revenues	$83,095	$84,866
Operating (loss) income	7,813	15,139
Net loss	(10,903)	1,201

LIN TELEVISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 14, 2004, the Company completed the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million. The operating results of this station for the three-month period ended March 31, 2004 have been excluded from continuing operations and included in discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the three month period ended March 31, 2004, the Company recorded income from discontinued operations of $69,000, net of a tax provision of $206,000.

The following table summarizes the net revenues and pre-tax income for WEYI-TV included in the historical results:

Three Months Ended
March 31, 2004
Net revenues	$2,027
Operating income	675
Net income	621

On January 14, 2004, the Company purchased the broadcast license and certain assets of WIRS-TV in Yauco, Puerto Rico from Marantha Christian Network for $4.5 million and was funded by borrowings from the Company’s former revolving credit facility.

Note 4 — Investments:

The Company has investments in two ventures with third parties, through which it has an interest in television stations. The following presents the Company’s basis in these ventures (in thousands) :

	March 31,	December 31,
	2005	2004
NBC joint venture	$52,845	$55,604
WAND (TV) Partnership	10,159	10,209

	$63,004	$65,813

Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $3.1 million and $1.6 million from the joint venture in the three months ended March 31, 2005 and 2004, respectively.

The following presents the summarized financial information of the joint venture (in thousands):

LIN TELEVISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,
	2005	2004
Revenue	$18,306	$18,441
Other expense	(16,854)	(15,948)
Net income	1,452	2,493

	March 31,	December 31,
	2005	2004
Current assets	$12,359	$12,675
Non-current assets	230,296	233,957
Current liabilities	1,269	724
Non-current liabilities	815,500	815,500

WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company under this arrangement were $206,000 and $478,000 as of March 31, 2005 and December 31, 2004, respectively.

The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	March 31,
	2005	2004
Net revenues	$1,509	$1,633
Operating loss	112	(50)
Net loss	(149)	(49)

	March 31,	December 31,
	2005	2004
Current assets	$3,136	$3,317
Non-current assets	24,058	24,283
Current liabilities	686	917
Non-current liabilities	5	32

LIN TELEVISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Intangible Assets:

The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	March 31,	December 31,
	2005	2004
Amortized Intangible Assets:
LMA purchase options	$3,300	$3,300
Network affiliations	173	173
Income leases	393	393
Other intangible assets	1,780	1,780
Accumulated amortization	(3,041)	(2,776)

	2,605	2,870

Unamortized Intangible Assets:
Broadcast licenses	1,128,665	1,063,265

Total broadcast licenses and other intangible assets, net	$1,131,270	$1,066,135
Goodwill	614,181	583,105

Total intangible assets	$1,745,451	$1,649,240

The increase in broadcast licenses and goodwill in the three month period ending March 31, 2005 is due to the acquisition of WNDY-TV and WWHO-TV on March 31, 2005. The Company is in the process of obtaining third-party valuations of all acquired intangible assets, including broadcast licenses and goodwill; thus, the allocation of WNDY-TV and WWHO-TV is based on preliminary estimates.

The following table summarizes the aggregate amortization expense for all periods presented as well as the estimated amortization expense for the next five years (in thousands):

	Three Months Ended		Estimated amortization expense
	March 31,		For the year ended December 31,
	2004	2005	2005	2006	2007	2008	2009
Amortization expense	$278	$266	$1,864	$1,006	$—	$—	$—

Note 6 -Debt:

Debt consisted of the following (in thousands):

LIN TELEVISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2005	2004
Credit Facility	$220,000	$158,500
$166,440, 8% Senior Notes due 2008 (net of discount of $2,884 at December 31, 2004)	—	163,556
$375,000 and $200,000, 6 1/2% Senior Subordinated Notes due 2013 at March 31, 2005 and December 31, 2004, respectively,	375,000	200,000
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $13,162 and $14,215 at March 31, 2005 and December 31, 2004, respectively)	111,838	110,785

Total debt	706,838	632,841
Less current portion	4,250	6,573

Total long-term debt	$702,588	$626,268

On January 28, 2005, the Company issued an additional $175.0 million aggregate principal amount of its 6 1/2% Senior Subordinated Notes due 2013. The proceeds from the issuance of the 6 1/2% Notes were used to repurchase or redeem $166.4 million principal amount of the 8% Senior Notes due 2008.

The Company consummated a new credit facility on March 11, 2005 that included a $170.0 million term loan with a maturity date of March 11, 2011 and a $160.0 million revolving credit facility with a maturity date of March 31, 2010. The proceeds of the term loan were used to repay the balance on the existing term loan. The Company used $50.0 million of the revolving credit facility and existing cash on hand to acquire WNDY-TV and WWHO-TV.

The Company incurred charges of $12.3 million during the period ended March 31, 2005 related to the write-off of unamortized discounts, deferred financing fees and associated costs as a result of the early extinguishment of debt. Financing fees related to the 6 1/2% Notes and the credit facility of $5.7 million were capitalized and are being amortized over the term of the related debt.

The current portion of long-term debt includes $4.3 million of quarterly amortization of a term loan under the credit facility beginning in March of 2006.

Note 7 — Related Party Transactions:

Financial Advisory Agreement. The Company is party to an agreement with Hicks Muse Partners, pursuant to which the Company reimburses Hicks Muse Partners, an affiliate of Hicks Muse, for certain expenses incurred by it in connection with rendering services relating to acquisitions, sales, mergers, exchange offers, recapitalization, restructuring or similar transactions allocable to the Company. The Company incurred fees under this arrangement of $8,000 for the three months ended March 31, 2005. The Company did not incur any fees for the three months ended March 31, 2004.

Centennial Cable of Puerto Rico The Company is party to an agreement with Centennial Cable of Puerto Rico, which Hicks Muse has a substantial interest, in which Centennial provides the Company advertising and promotional services. The Company incurred fees under this arrangement of $29,000 and $20,000 for the three months ended March 31, 2005 and 2004, respectively.

Banks Broadcasting Inc. The Company has entered into a management services agreement with Banks Broadcasting to provide specified management, engineering and related services for a fixed fee. Hicks Muse has substantial economic interest in 21 st Century Group, LLC which owns 18% of Banks Broadcasting. Prior

LIN TELEVISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the consolidation of Banks Broadcasting in accordance with FIN 46R, the Company received approximately $50,000 for the three months ended March 31, 2004 under the management services agreement.

Note 8 — Contingencies:

GECC Note. General Electric Capital Corporation (“GECC”) provided debt financing in connection with the formation of the joint venture with NBC in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (“the GECC note”). During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to the Company and to NBC from the excess cash generated by the joint venture of approximately $34.5 million on average each year during the past three years. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, however, the note is recourse to the joint venture with NBC and is guaranteed by LIN TV Corp. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise recoup its principal from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:

•	GECC could force LIN TV Corp. to sell the stock of LIN Television held by LIN TV Corp. to satisfy outstanding amounts under the GECC note;

•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of the Company’s credit facility and notes; and

•	if the GECC note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, the Company may incur a substantial tax liability.

The joint venture is approximately 80% owned by NBC, and NBC controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC’s control.

Note 9 — Retirement Plans:

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

The components of the net periodic benefit cost recognized are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Service cost	$549	$500
Interest cost	1,350	1,401
Expected return on plan assets	(1,435)	(1,450)
Amortization of prior service cost	30	39
Amortization of net loss	241	80

Net periodic benefit cost	$735	$570

LIN TELEVISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company contributed $200,000 to the plan during the three months ended March 31, 2005 and expects to contribute a total of $3.0 million during 2005. The Company also has a non-qualified, unfunded Supplemental Excess Retirement Plan (“SERP”) of which the Company paid out to retired employees a total of $66,000 during the three months ended March 31, 2005.

Note 10 – Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which was to be effective for reporting periods beginning after June 15, 2005. In April 2005, the FASB announced that the effective date of SFAS 123(R), has been delayed until the first quarter of 2006. SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, the Company will be required to measure compensation expense over the vesting period of the options based on the fair value of the stock options at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. As allowed by SFAS No. 123R, the Company can elect either Modified Prospective Application, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application which can apply the effect of the statement to all prior years for which SFAS No. 123 was effective. The Company is currently evaluating which valuation model and method of application will be used.

In March 2005, the SEC staff issued a Staff Accounting Bulletin (“SAB 107”) which express views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (“FIN 47”), which is effective for all reporting periods ending after December 15, 2005. FIN 47 requires that an entity shall recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonable estimated, rather than when the obligation is incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset as required by SFAS No. 143. An asset retirement obligation would be reasonably estimable if (a) it is evident that the fair value of the obligation is embodied in the acquisition price of the asset, (b) an active market exists for the transfer of the obligation, or (c) sufficient information exists to apply an expected present value technique. The provisions of FIN 47 are not expected to have a material impact on the Company’s consolidated financial statements.