Form 10-Q
period 2005-06-30
LIN TELEVISION CORP; LIN TV CORP
filed 2005-08-09
CIK 931058, 1166789

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

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
LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at August 1, 2005: 27,161,302 shares.
LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at August 1, 2005: 23,502,059 shares.
LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at August 1, 2005: 2 shares.
LIN Television Corporation common stock, $0.01 par value, issued and outstanding at August 1, 2005: 1,000 shares.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
LIN TV CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,960	$14,797
Accounts receivable, less allowance for doubtful accounts (2005 - $1,499; 2004 - $1,450)	75,343	70,639
Program rights	15,125	17,312
Other current assets	7,870	3,790

Total current assets	109,298	106,538
Property and equipment, net	200,919	197,565
Deferred financing costs	13,639	11,060
Equity investments	64,466	65,813
Program rights	11,621	12,165
Other assets	12,896	16,043
Goodwill	615,997	583,105
Broadcast licenses and other intangible assets, net	1,123,907	1,066,135

Total assets	$2,152,743	$2,058,424

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,500	$6,573
Accounts payable	5,745	7,774
Accrued interest expense	5,018	8,118
Accrued sales volume discount	2,460	6,462
Other accrued expenses	16,465	13,483
Program obligations	25,586	23,278

Total current liabilities	63,774	65,688
Long-term debt, excluding current portion	709,391	626,268
Deferred income taxes, net	435,123	445,695
Program obligations	15,763	12,008
Other liabilities	56,441	38,344

Total liabilities	1,280,492	1,188,003

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 179,322 and 173,822 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	14,723	14,458

Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 27,161,302 shares at June 30, 2005 and 26,946,183 shares at December 31, 2004, issued and outstanding	272	269
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at June 30, 2005 and 23,508,119 shares at December 31, 2004, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at June 30, 2005 and December 31, 2004, issued and outstanding; convertible into an equal number of shares of Class A common stock	—	—
Additional paid-in capital	1,073,603	1,071,816
Accumulated deficit	(201,992)	(201,767)
Accumulated other comprehensive loss	(14,590)	(14,590)

Total stockholders’ equity	857,528	855,963

Total liabilities, preferred stock and stockholders’ equity	$2,152,743	$2,058,424

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(In thousands, except per share information)
Net revenues	$98,442	$96,338	$176,881	$176,182

Operating costs and expenses:

Direct operating (excluding depreciation of $8.5 million and $7.8 million for the three months ended June 30, 2005 and 2004, respectively, and $16.2 million and $15.3 million for the six months ended June 30, 2005 and 2004, respectively)	27,060	25,390	53,071	50,020
Selling, general and administrative	26,884	24,488	51,646	46,988
Amortization of program rights	6,534	5,911	12,389	11,635
Corporate	5,099	3,930	10,354	8,028
Depreciation and amortization of intangible assets	8,873	8,041	16,912	15,817

Total operating costs	74,450	67,760	144,372	132,488

Operating income	23,992	28,578	32,509	43,694

Other (income) expense:
Interest expense, net	10,835	11,872	21,745	23,526
Share of income in equity investments	(1,463)	(2,597)	(1,709)	(2,764)
Minority interest in loss of Banks Broadcasting, Inc.	(74)	(245)	(286)	(245)
Gain on derivative instruments	(2,096)	(3,630)	(1,595)	(4,620)
Loss on extinguishment of debt	21	1,510	12,330	4,447
Other, net	(235)	339	166	220

Total other expense, net	6,988	7,249	30,651	20,564

Income from continuing operations before provision for income taxes and cumulative effect of change in accounting principle	17,004	21,329	1,858	23,130
Provision for income taxes	6,909	5,403	2,083	9,200

Income (loss) from continuing operations before cumulative effect of change in accounting principle	10,095	15,926	(225)	13,930
Discontinued operations:
Loss (income) from discontinued operations, net of tax provision of $104 and $311 for the three and six months ended June 30, 2004, respectively	—	25	—	(44)
Loss from sale of discontinued operations, net of tax benefit of $1,094 for the three and six months ended June 30, 2004	—	1,284	—	1,284

Cumulative effect of change in accounting principle, net of tax effect of $0	—	—	—	(3,290)

Net income (loss)	$10,095	$14,617	$(225)	$15,980

Basic income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.20	$0.32	$—	$0.28
Loss (income) from discontinued operations, net of tax	—	—	—	—
Loss from sale of discontinued operations, net of tax	—	0.03	—	0.03
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.07)
Net income (loss)	0.20	0.29	—	0.32
Weighted — average number of common shares outstanding used in calculating basic income (loss) per common share	50,633	50,271	50,573	50,232

Diluted income (loss) per common share:
Income (loss) from continuing operations before cumulative change in accounting principle	$0.17	$0.28	$—	$0.25
Loss (income) from discontinued operations, net of tax	—	—	—	—
Loss from sale of discontinued operations, net of tax	—	0.02	—	0.02
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.06)
Net income (loss)	0.17	0.25	—	0.29
Weighted — average number of common shares outstanding used in calculating diluted income (loss) per common share	54,236	54,084	50,573	54,106
The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(225)	$15,980
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	16,912	15,817
Amortization of financing costs and note discounts	3,207	4,042
Amortization of program rights	12,389	11,635
Program payments	(13,817)	(12,074)
Loss on early extinguishment of debt	12,330	4,447
Cumulative effect of change in accounting principle, net of tax impact	—	(3,290)
Gain on derivative instruments	(1,595)	(4,620)
Share of income in equity investments	(1,709)	(2,764)
Deferred income taxes, net	1,168	7,111
Stock-based compensation	1,753	229
Other, net	547	322

Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(4,585)	1,863
Program rights, net of program obligations	(405)	356
Other assets	(850)	(4,141)
Accounts payable	(2,220)	(1,476)
Accrued interest expense	(3,100)	(944)
Accrued sales volume discount	(4,002)	(3,293)
Other liabilities	(1,393)	5,352

Net cash provided by operating activities	14,405	34,552

INVESTING ACTIVITIES:
Capital expenditures	(5,213)	(10,012)
Investment in equity investments	—	(650)
Capital contribution from minority interest in Banks Broadcasting, Inc.	550	—
Distributions from equity investments	3,055	3,260
Acquisition of broadcast licenses	(232)	(9,152)
Payments for business combinations	(85,000)	—
Proceeds from sale of broadcast licenses and related operating assets	—	24,000
Other, net	14	2

Net cash (used in) provided by investing activities	(86,826)	7,448

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	1,650	1,256
Proceeds from issuance of long-term debt	345,000	—
Long-term debt financing costs	(6,018)	(144)
Net proceeds from revolver debt	60,000	8,000
Principal payments on long-term debt	(324,940)	(42,060)
Cash expenses associated with early extinguishment of debt	(7,108)	(3,016)

Net cash provided by (used) in financing activities	68,584	(35,964)

Net (decrease) increase in cash and cash equivalents	(3,837)	6,036
Cash and cash equivalents at the beginning of the period	14,797	9,475

Cash and cash equivalents at the end of the period	$10,960	$15,511

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
The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. (“Banks Broadcasting”), which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company consolidates the results of operations and financial condition of Banks Broadcasting in accordance with FIN 46R — “Consolidation of Variable Interest Entities (Revised December 2003) — an Interpretation of ARB No. 51.” All intercompany transactions have been eliminated in consolidation. The resulting consolidated balance sheet of the Company does not reflect any voting equity minority interest since Banks Broadcasting has incurred cumulative losses and as such the minority interest would be in a deficit position at June 30, 2005.
Hicks Muse has a substantial economic interest in 21st Century Group, LLC which owns 18% of the preferred stock of Banks Broadcasting. This constitutes a 36% interest in the preferred stock of Banks Broadcasting as it is reflected on the Company’s balance sheet.
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

The deficit of $4.9 million was allocated to the nonvoting preferred stock, and the Company’s ownership of such preferred stock has been eliminated in consolidation.
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
Note 2 — Stock-Based Compensation:
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
The following table illustrates the effect on net (loss) income and net (loss) income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income (loss), as reported	$10,095	$14,617	$(225)	$15,980
Add: Stock-based employee compensation expense, included in reported net income (loss), net of related tax effect	382	23	1,052	137
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(472)	(739)	(822)	(1,500)

Pro forma net income	$10,005	$13,901	$5	$14,617

Basic net income (loss) per common share, as reported	$0.20	$0.29	$—	$0.32

Basic net income per common share, pro forma	$0.20	$0.28	$—	$0.29

Diluted net income (loss) per common share, as reported	$0.17	$0.25	$—	$0.29

Diluted net income per common share, pro forma	$0.16	$0.24	$—	$0.26
The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions during the three and six months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Volatility	24%	24%	24%	24%
Risk-free interest rates	3.7 - 3.8%	2.0 - 3.2%	3.7 - 3.8%	2.0 - 4.4%
Weighted average expected life	4.5 years	4.5 years	4.5 years	5 years
Dividend yields	0%	0%	0%	0%
Note 3 — Acquisitions and Dispositions:
On March 31, 2005, the Company acquired the broadcast licenses and certain operating assets and liabilities of WNDY-TV, the UPN affiliate serving Indianapolis, Indiana and WWHO-TV, the UPN affiliate serving Columbus, Ohio from Viacom, Inc. for $85.0 million in cash, which was funded by a combination of cash on hand and proceeds from the Company’s revolving credit facility.

In addition to the $18.0 million of program obligations recorded by the Company in connection with the acquisition of WNDY-TV and WWHO-TV, the Company recorded $21.3 million in other liabilities related to estimated losses on acquired program obligations; representing the estimated excess of program obligations over the fair value of program rights that are unrecorded in accordance with SFAS No. 63 “Accounting for Broadcasters.” The Company also recorded $1.6 million in other liabilities in connection with the acquisition of WNDY-TV and WWHO-TV relating to employee severance costs and certain contractual costs as a result of the Company’s plans to centralize the master control operations of WNDY-TV and WWHO-TV at the Company’s transmission facility in Indianapolis, Indiana as well as transaction costs in connection with the acquisitions.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of the assets acquired and therefore the allocation of the purchase price is preliminary (in thousands):

	WNDY-TV	WWHO-TV
Accounts receivable	$437	$87
Program rights, short-term	2,239	2,134
Other current assets	27	56
Property and equipment	7,373	7,433
Program rights, long-term	1,239	1,777
Broadcast licenses and other intangibles	32,687	25,527
Goodwill	21,654	11,232
Deferred tax assets	7,868	3,872

Total assets	$73,524	$52,118

Other accrued expenses	911	378
Program obligations, short-term	4,803	2,980
Program obligations, long-term	6,449	3,784
Other long-term liabilities	13,861	7,476

Total liabilities	$26,024	$14,618

Purchase Price	$47,500	$37,500

The following table sets forth unaudited pro forma information of the Company as if the acquisition of WNDY-TV and WWHO-TV had occurred on January 1, 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net revenues	$98,442	$102,241	$181,537	$187,107
Operating income	23,992	29,135	31,805	44,274
Net income (loss)	10,095	14,764	(808)	15,965

Basic net income (loss) per common share	$0.20	$0.29	$(0.02)	$0.32
Diluted net income (loss) per common share	$0.17	$0.23	$(0.02)	$0.27
On January 14, 2004 and May 6, 2004, the Company purchased the broadcast license and certain assets of WIRS-TV in Yauco, Puerto Rico for $4.5 million and WTIN-TV in Ponce, Puerto Rico for $4.9 million, respectively. Both purchases were funded by borrowings from the Company’s former revolving credit facility.
On May 14, 2004, the Company completed the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million. The operating results of this station for the three and six-month periods ended June 30, 2004 have been excluded from continuing operations and included in discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The following table summarizes the net revenues and pre-tax income for WEYI-TV included in the historical results:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Net revenues	$1,230	$3,257
Operating income	285	960
Net income	263	884
Note 4 — Investments:
The Company has investments in two ventures with third parties, through which it has an interest in television stations. The following presents the Company’s basis in these ventures (in thousands):

	June 30,	December 31,
	2005	2004
NBC joint venture	$54,274	$55,604
WAND (TV) Partnership	10,192	10,209

	$64,466	$65,813

Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest in the joint venture. The Company received distributions of $0 and $1.6 million from the joint venture in the three months ended June 30, 2005 and 2004, respectively, and $3.1 million and $3.3 million in the six months ended June 30, 2005 and 2004, respectively.
The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$23,394	$29,318	$41,700	$47,759
Other expense	(16,379)	(16,486)	(33,233)	(32,434)
Net income	7,015	12,832	8,467	15,325

	June 30,	December 31,
	2005	2004
Current assets	$10,910	$12,675
Non-current assets	232,760	233,957
Current liabilities	1,269	724
Non-current liabilities	815,500	815,500
WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest in the partnership. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company under this arrangement were $478,000 as of December 31, 2004. There was no amount due under this arrangement as of June 30, 2005.

The following tables present the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues	$1,636	$1,664	$3,145	$3,297
Operating income (loss)	88	(54)	(74)	(104)
Net income (loss)	98	(54)	(51)	(103)

	June 30,	December 31,
	2005	2004
Current assets	$3,498	$3,317
Non-current assets	23,958	24,283
Current liabilities	854	917
Non-current liabilities	2	32
Note 5 — Intangible Assets:
The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	June 30,	December 31,
	2005	2004
Amortized Intangible Assets:
LMA purchase options	$3,300	$3,300
Network affiliations	564	173
Other intangibles	3,116	2,173
Accumulated amortization	(3,442)	(2,776)

	3,538	2,870

Unamortized Intangible Assets:
Broadcast licenses	1,120,311	1,063,265

Total broadcast licenses and other intangible assets, net	$1,123,849	$1,066,135
Goodwill	615,997	583,105
Other intangibles	58	—

Total intangible assets, net	$1,739,904	$1,649,240

The acquisition of WNDY-TV and WWHO-TV on March 31, 2005 increased amortized intangible assets by $1.3 million, increased broadcast licenses and goodwill by $56.8 million and $32.9 million, respectively, and increased other unamortized intangible assets by $0.1 million. during the six months ended June 30, 2005. The Company is in the process of obtaining third-party valuations of all acquired intangible assets; thus, the allocation of the purchase price of WNDY-TV and WWHO-TV is based on preliminary estimates.
The following table summarizes the aggregate amortization expense for all periods presented as well as the estimated amortization expense for the next five years (in thousands):

	Three Months Ended		Six Months Ended		Estimated amortization expense
	June 30,		June 30,		For the year ended December 31,
	2004	2005	2004	2005	2005	2006	2007	2008	2009

Amortization expense	$277	$400	$555	$666	$1,932	$292	$120	$80	$—
The Company’s common stock currently trades at a price which results in a market capitalization which is less than total stockholder’s equity as of June 30, 2005; and has done so since April 2005. The Company has a material amount of intangible assets, and if required to write down intangible assets in future periods, it would reduce net income, which in turn could materially and adversely affect the results of operations and the trading price of LIN TV Corp.’s class A common stock. Approximately $1.7 billion, or 81%, of the Company’s total assets as of June 30, 2005 consists of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the impairment testing of goodwill. If at any point in the future the value of these intangible assets decreased, the Company could be required to incur an impairment charge that could significantly adversely impact reported results of operations and stockholders’ equity.
Note 6 —Debt:
Debt consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Credit Facility	$230,000	$158,500
$166,440, 8% Senior Notes due 2008 (net of discount of $2,884)	—	163,556
6 1/2% Senior Subordinated Notes due 2013	375,000	200,000
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $12,109 and $14,215 at June 30, 2005 and December 31, 2004, respectively)	112,891	110,785

Total debt	717,891	632,841
Less current portion	8,500	6,573

Total long-term debt	$709,391	$626,268

On January 28, 2005, the Company issued an additional $175.0 million aggregate principal amount of its 6 1/2% Senior Subordinated Notes due 2013. The proceeds from the issuance of the 6 1/2% Notes were used to repurchase $166.4 million principal amount of the 8% Senior Notes due 2008.
The Company entered into a new credit facility on March 11, 2005 that included a $170.0 million term loan with a maturity date of March 11, 2011 and a $160.0 million revolving credit facility with a maturity date of June 30, 2010. The proceeds of the term loan were used to repay the balance on an existing term loan. The Company used $50.0 million of the revolving credit facility and existing cash on hand to acquire WNDY-TV and WWHO-TV on March 31, 2005.
The Company incurred charges of $12.3 million during the six-month period ended June 30, 2005 related to the write-off of unamortized discounts, deferred financing fees and associated costs as a result of the early extinguishment of debt. Financing fees related to the 6 1/2% Senior Subordinated Notes and the credit facility of $6.0 million were capitalized and are being amortized over the term of the related debt.
The Company incurred charges of $1.5 million and $4.4 million during the three and six months ended June 30, 2004, respectively, related to the write-off of unamortized discounts, deferred financing fees and associated costs as a result of the early extinguishment of $38.6 million of 8% Senior Notes in a negotiated transaction with an institutional investor.
During the three months ended June 30, 2005, the Company entered into an interest rate swap agreement in the notional amount of $100.0 million to manage exposure to interest rate risk associated with the variable rate portion of its credit facility. This agreement is not designated as a hedging instrument under SFAS No. 133. The fair value of this agreement at June 30, 2005 was a liability of $1.6 million.
The current portion of long-term debt reflects $8.5 million of quarterly amortization of a term loan under the credit facility beginning in March of 2006.
Note 7 — Related Party Transactions:
Financial Advisory Agreement. The Company is party to an agreement with Hicks Muse Partners, pursuant to which the Company reimburses Hicks Muse Partners, an affiliate of Hicks Muse, for certain expenses incurred by it in connection with rendering services relating to acquisitions, sales, mergers, exchange offers, recapitalization, restructuring or similar transactions allocable to the Company. The Company incurred fees under this arrangement of $7,000 and $15,000 for the three and six months ended June 30, 2005, respectively, and $5,000 and $11,000 for the three and six months ended June 30, 2004, respectively.

Centennial Cable of Puerto Rico The Company is party to an agreement with Centennial Cable of Puerto Rico, in which Hicks Muse has a substantial economic interest. Centennial Cable provides the Company advertising and promotional services. The Company incurred fees under this arrangement of $36,000 and $65,000 for the three and six months ended June 30, 2005, respectively, and $29,000 and $49,000 for the three and six months ended June 30, 2004, respectively.
Banks Broadcasting Inc. The Company has entered into a management services agreement with Banks Broadcasting to provide specified management, engineering and related services for a fixed fee. Hicks Muse has substantial economic interest in 21st Century Group, LLC; which owns 18% of Banks Broadcasting. Prior to the consolidation of Banks Broadcasting in accordance with FIN 46R, the Company recognized approximately $50,000 in management fee income for the three months ended March 31, 2004 under the management services agreement.
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
The components of the net periodic benefit cost recognized are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$549	$500	$1,098	$1,000
Interest cost	1,350	1,401	2,700	2,802
Expected return on plan assets	(1,435)	(1,450)	(2,870)	(2,900)
Amortization of prior service cost	30	39	60	78
Amortization of net loss	241	80	482	160

Net periodic benefit cost	$735	$570	$1,470	$1,140

The Company contributed $200,000 and $400,000 to the U.S. defined benefit plan during the three and six months ended June 30, 2005, respectively, and expects to contribute a total of $0.8 million during 2005. The Company also maintains a non-qualified, unfunded Supplemental Excess Retirement Plan (“SERP”) from which the Company paid out to retired employees a total of $69,000 during the three and six months ended June 30, 2005.
Note 10 — Earnings per Share:
Basic and diluted income (loss) per common share are computed in accordance with SFAS No. 128, “Earnings per Share.” Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted income (loss) per common share for the six months ended June 30, 2005 since potential common shares from the exercises of stock options and phantom units are anti-dilutive to loss from continuing operations and therefore are excluded from the calculation. Options to purchase 3,806,000 shares of common stock and phantom units exercisable into 260,000 shares of common stock were outstanding as of June 30, 2005, but were not included in the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.
Following is a reconciliation of basic and diluted income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator for income (loss) per common share calculation:
Net income (loss) available to common shareholders, basic	$10,095	$14,617	$(225)	$15,980
Interest expense on contingently convertible debt, net of tax	1,137	1,147	—	2,268
Derivative income, net of tax	(2,195)	(2,178)	—	(2,772)

Net income (loss) available to common shareholders, diluted	$9,037	$13,586	$(225)	$15,476

Denominator for income (loss) per common share calculation:
Weighted average common shares, basic	50,633	50,271	50,573	50,232
Effect of dilutive securities:
Stock options	250	460	—	521
Contingently convertible debt	3,353	3,353	—	3,353

Weighted average common shares, diluted	54,236	54,084	50,573	54,106

Basic income (loss) per common share	$0.20	$0.29	$—	$0.32

Diluted income (loss) per common share	$0.17	$0.25	$—	$0.29
Note 11 – Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which was to be effective for reporting periods beginning after June 15, 2005. In April 2005, the FASB announced that the effective date of SFAS No. 123(R), has been delayed until the first quarter of 2006. SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, the Company will be required to measure compensation expense over the vesting period of the options based on the fair value of the stock options at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. As allowed by SFAS No. 123R, the Company can elect either Modified Prospective Application, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application which can apply the effect of the statement to all prior years for which SFAS No. 123 was effective. The Company is currently evaluating which valuation model and method of application will be used.
In March 2005, the SEC staff issued a staff accounting bulletin (“SAB 107”) which expresses the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R).
In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143”, which is effective for all reporting periods ending after December 15, 2005. FIN 47 requires that an entity shall recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonable estimated, rather than when the obligation is incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset as required by SFAS No. 143. An asset retirement obligation would be reasonably estimable if (a) it is evident that the fair value of the obligation is embodied in the acquisition price of the asset, (b) an active market exists for the transfer of the obligation, or (c) sufficient information exists to apply an expected present value technique. The provisions of FIN 47 are not expected to have a material impact on the Company’s consolidated financial statements.
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”), which is effective for changes and corrections of errors made in fiscal years beginning after December 15, 2005. FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. The provisions of FAS 154 are not expected to have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note About Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of these forward-looking statements are based on estimates and assumptions made by our management which, although we believe to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. We cannot assure you that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include:
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

LIN TV CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS – Continued
Executive Summary
We are an owner and operator of 25 television stations in 15 mid-sized markets in the United States and Puerto Rico. Our operating revenues are derived from the sale of advertising time to local and national advertisers and, to a much lesser extent, from compensation paid by networks for the broadcast of their programming and from other broadcast-related activities.
We recorded net income of $10.1 million and a net loss of $0.2 million in the three and six months ended June 30, 2005, respectively, compared with net income of $14.6 million and $16.0 million for the same periods in the prior year. The following are some of our operating highlights for the six months ended June 30, 2005:
•	We issued an additional $175.0 million in aggregate principal amount of our 6 1/2% Senior Subordinated Notes.

•	We replaced our senior credit facility. Under our new facility, we obtained a $170.0 million term loan, the proceeds of which were used to repay the balance on our existing term loan and for general business purposes and a $160.0 million revolving credit facility.

•	We repurchased or redeemed all $166.4 million of our 8% Senior Notes.

•	We acquired WNDY-TV, the UPN affiliate serving Indianapolis, Indiana, and WWHO-TV, the UPN affiliate serving Columbus, Ohio, from Viacom, Inc. for $85.0 million in cash, which was funded by a combination of cash on hand and proceeds from our revolving credit facility (see Note 3 of the unaudited condensed consolidated financial statements – Acquisitions and Dispositions).
Industry Trends
The broadcast television industry relies primarily on advertising revenues and faces increased competition largely from the effects of new technologies. The following summarizes certain of the competitive forces and risks that may impact our future operating results.
•	Political revenues from elections and revenues from Olympic Games, which generally occur in even years, create fluctuations in our operating results when comparing second quarter and the first half of 2005 with the same periods of 2004. According to the Television Bureau of Advertising, U.S. television station advertising decreased 4.7% in the second quarter and 3.6% in the first half of 2005 compared to increases of 8.0% and 8.6% in the second quarter and first half of 2004, respectively. (source: Television Bureau of Advertising).

•	We depend on automotive-related advertising that represented approximately 24% and 25% of our total net revenues for the six months ended June 30, 2005 and 2004, respectively. A significant change in these advertising revenues could materially affect our future results of operations.

•	Our common stock currently trades at a price which results in a market capitalization which is less than total stockholder's equity as of June 30, 2005; and has done so since April 2005. We have a material amount of intangible assets, and if we are required to write down intangible assets in future periods, it would reduce net income, which in turn could materially and adversely affect the results of operations and the trading price of LIN TV Corp.’s class A common stock. Approximately $1.7 billion, or 81%, of our total assets as of June 30, 2005 consisted of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the impairment testing

LIN TV CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
of goodwill. If at any point in the future the value of these intangible assets decreased, we could be required to incur an impairment charge that could significantly adversely impact our reported results of operations and stockholders’ equity.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America.
The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where significant estimates are made include valuation of long-lived assets and intangible assets, network affiliations, deferred tax assets, revenue recognition, stock-based compensation, allowance for doubtful accounts, amortization of program rights, collectibility of receivables, barter transactions and net assets of businesses acquired. These estimates have a material impact on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements” included in Item 7 and “Summary of Significant Accounting Policies” (Note 1) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2004. Since December 31, 2004, there have been no significant changes to our critical accounting policies.
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

LIN TV CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS – Continued
Results of Operations
Set forth below are significant factors that contributed to our operating results for the three and six months ended June 30, 2005 and 2004, respectively.

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2005	2004	Change	2005	2004	Change
National time sales (before agency commissions)	$35,688	$34,266	4%	$63,616	$62,237	2%
Local time sales (before agency commissions)	72,319	69,079	5%	129,723	126,539	3%
Political time sales (before agency commissions)	1,145	3,768	-70%	1,429	5,622	-75%
Agency commissions (related to time sales)	(17,688)	(17,636)	0%	(31,249)	(31,737)	-2%
Network compensation	2,213	2,402	-8%	4,628	5,131	-10%
Barter revenue	2,458	2,629	-7%	4,324	4,937	-12%
Other revenue	2,307	1,830	26%	4,410	3,453	28%

Net revenue	98,442	96,338	2%	176,881	176,182	0%
Operating costs and expenses:
Direct operating[1]	27,060	25,390	7%	53,071	50,020	6%
Selling, general and administrative	26,884	24,488	10%	51,646	46,988	10%
Amortization of program rights	6,534	5,911	11%	12,389	11,635	6%
Corporate	5,099	3,930	30%	10,354	8,028	29%
Depreciation and amortization of intangible assets	8,873	8,041	10%	16,912	15,817	7%

Total operating costs and expenses	74,450	67,760	10%	144,372	132,488	9%

Operating income	$23,992	$28,578	-16%	$32,509	$43,694	-26%

[1]	Excluding depreciation of $8.5 million and $7.8 million for the three months ended June 30, 2005 and 2004, respectively, and $16.2 and $15.3 million for the six months ended June 30, 2005 and 2004, respectively.
Net revenues consist primarily of national, local and political airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter revenues, production revenues, tower rental income and carriage or retransmission agreements.
Net revenues increased $2.1 million and $0.7 million for the three and six months ended June 30, 2005, respectively, compared to the same periods last year. The increase is primarily the result of the acquisition of WNDY-TV and WWHO-TV on March 31, 2005 which added $5.0 million net revenue in each of the three and six months ended June 30, 2005. This increase is offset by decreased political revenues in both the three and six month periods of 2005. We expect political revenue to decrease substantially in 2005, as it is not an election year.
Operating Costs and Expenses
Direct operating expenses (excluding depreciation and amortization of intangible assets), consisting primarily of news, engineering, programming and music licensing costs and excluding depreciation and amortization expense, increased $1.7 million, or 7%, and $3.1 million, or 6%, for the three and six months ended June 30, 2005, respectively, compared to the same periods last year. The increase is primarily due to general cost increases in salaries, an increase in local production costs in Puerto Rico, our acquisition of

LIN TV CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
WNDY-TV and WWHO-TV on March 31, 2005, which added $0.4 million of expenses to the three and six months ended June 30, 2005 and the consolidation of Banks Broadcasting on March 31, 2004 which added $0.3 million of such expenses for the three months ended March 31, 2005.
Selling, general and administrative expenses, consisting primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses, increased $2.4 million, or 10%, and $4.7 million, or 10%, for the three and six months ended June 30, 2005, respectively, compared to the same periods last year. The increase is primarily the result of $1.5 million in additional expenses related to our acquisition of WNDY-TV and WWHO-TV on March 31, 2005 and increased expenses of $0.8 million for the three months ended March 31, 2005 attributable to the consolidation of Banks Broadcasting effective March 31, 2004. The remaining increase resulted primarily from a combination of a general cost increase in salespersons commissions and rating service fees for the three months ended June 30, 2005.
Amortization of program rights represents costs associated with the acquisition of syndicated programming, features and specials. Amortization of program rights increased $0.6 million, or 11%, and $0.8 million, or 6%, for the three and six months ended June 30, 2005, respectively, compared to the same periods last year. The acquisition of WNDY-TV and WWHO-TV on March 31, 2005 increased program amortization $1.2 million for the three and six months ended June 30, 2005. This increase was offset by lower programming costs at our remaining stations.
Corporate expenses, consisting of costs associated with the centralized management of our stations, increased $1.2 million and $2.3 million for the three and six months ended June 30, 2005, respectively, compared to the same periods last year. The increase was primarily attributable to increased stock-based compensation of $0.5 and $1.3 million for the three and six months ended June 30, 2005, respectively.
Depreciation and amortization of intangible assets increased $0.8 million, or 10%, and $1.1 million, or 7%, for the three and six months ended June 30, 2005, respectively, compared to the same periods last year. The increase is primarily the result of our acquisition of WNDY-TV and WWHO-TV on March 31, 2005 which added $0.5 million in depreciation and amortization for the three and six months ended June 30, 2005.

LIN TV CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS – Continued
Other (Income) Expense
Interest expense
The following table summarizes our total interest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Components of interest expense, including discount and financing fee amortization
Credit Facility	$2,420	$2,308	$4,764	$4,665
6 1/2% Senior Subordinated Notes	6,465	3,416	11,872	6,790
2.50% Exchangeable Senior Subordinated Debentures	1,896	1,912	3,766	3,781
8% Senior Notes	—	4,317	1,501	8,456
Other interest (income) expense, net	54	(81)	(158)	(166)

Total interest expense, net	$10,835	$11,872	$21,745	$23,526

Interest expense, net decreased $1.0 million, or 9%, and $1.8 million, or 8%, for the three and six months ended June 30, 2005, respectively, compared to the same periods last year, due to lower outstanding borrowings and a lower average interest rate.
Gain on derivative instruments consists of mark-to-market adjustments of the embedded derivative features contained in our 2.50% Exchangeable Senior Subordinated Debentures and interest rate swap arrangements; which we entered into during the second quarter of 2005. We used an interest rate swap arrangement, not designated as a hedging instrument under SFAS No. 133, “Accounting for Derivative and Hedging Activities”, as amended, to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. Gain on derivative instruments decreased $1.5 million and $3.0 million for the three and six months ended June 30, 2005, respectively, due to fluctuations in market interest rates.
Other Items
We recorded losses of $12.3 million and $4.4 million for the six months ended June 30, 2005 and 2004, respectively, related to the write-off of unamortized financing fees and discounts and associated costs in connection with the early extinguishment of our 8% Senior Notes due 2008.
Provision for Income Taxes
We recorded a provision for income taxes of $6.9 million and $2.1 million for the three months and six months ended June 30, 2005, respectively, compared to $5.4 million and $9.2 million for the same periods last year, respectively. The provision for income taxes for the six months ended June 30, 2005 included a benefit resulting from a discrete tax income benefit of $4.3 million on the $12.3 million loss on extinguishment of debt incurred during the first quarter of 2005. Our annual effective income tax rate was 43.9% as of June 30, 2005, excluding the $12.3 million loss on the extinguishment of debt. The effective income tax rate increased from 42.1% due primarily to a non-deductible withdrawal from the executive deferred compensation plan. In 2004, we used the discrete method to calculate income tax expense

LIN TV CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
Liquidity and Capital Resources
Our principal sources of funds for working capital have historically been cash from operations, the issuance of debt securities and borrowings under our credit facility. At June 30, 2005, we had cash of $11.0 million and a $160.0 million committed revolving credit facility of which $60.0 million was outstanding at June 30, 2005, leaving $100.0 million committed, but undrawn.
Description of Indebtedness
On January 28, 2005, we issued an additional $175.0 million aggregate principal amount of our 6 1/2% Senior Subordinated Notes due 2013. The proceeds from the sale of the 6 1/2% Notes were used to repurchase or redeem $166.4 million principal amount of the 8% Senior Notes due 2008.
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
The following summarizes our indebtedness (in thousands):

	June 30,	December 31,
	2005	2004
Credit Facility	$230,000	$158,500
$166,440, 8% Senior Notes due 2008 (net of discount of $2,884 at December 31, 2004)	—	163,556
6 1/2% Senior Subordinated Notes due 2013	375,000	200,000
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $12,109 and $14,215 at June 30, 2005 and December 31, 2004, respectively)	112,891	110,785

Total debt	717,891	632,841
Less current portion	8,500	6,573

Total long-term debt	$709,391	$626,268

Our revolving credit facility may be used for general corporate purposes, acquisitions of certain assets and the redemption of up to $50 million of our publicly traded securities. The credit facility permits us to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. We are required to make principal payments of our terms loans in the amount of $4.3 million per quarter, starting on March 31, 2006, and additional prepayments based on certain debt transactions or the disposal of certain assets.
Our credit facility contains covenants that, among other things, restrict the ability of our subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the businesses conducted by them, make capital expenditures, or engage in certain transactions with

LIN TV CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
affiliates and otherwise restrict certain corporate activities. We are required, under the terms of the our credit facility, to comply with specified financial ratios, including minimum interest coverage ratio, maximum leverage ratio and minimum fixed charge coverage ratio. At June 30, 2005, we were in compliance with the covenants under the credit facility.
The credit facility also contains provisions that prohibit any modification of the indentures governing our senior subordinated notes in any manner adverse to the lenders and that limit our ability to refinance or otherwise prepay our senior subordinated notes without the consent of such lenders.
Our 6 1/2% Senior Subordinated Notes bear interest at the rate of 6.5% per annum, payable semi-annually in arrears, with a final maturity date of May 15, 2013. Our 2.50% Exchangeable Senior Subordinated Debentures bear interest at the rate of 2.50% per annum, payable semi-annually in arrears, with a final maturity date of May 15, 2033. The holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.
Our 6 1/2% Senior Subordinated Notes and our 2.50% Exchangeable Senior Subordinated Debentures are unsecured and are subordinated in right of payment to amounts owed under our credit facility.
The indentures governing the 6 1/2% Senior Subordinated Notes and 2.50% Exchangeable Senior Subordinated Debentures contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also contain change of control provisions that may require us to purchase all or a portion of our 6 1/2% Senior Subordinated Notes at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest, and our 2.50% Exchangeable Senior Subordinated Debentures at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest.
Contractual Obligations
The following table summarizes our estimated material contractual cash obligations at June 30, 2005 (in thousands)

	July-
	December
	2005	2006-2008	2009-2010	Thereafter	Total
Principal payments and mandatory redemptions on debt (1)	$—	$51,000	$94,000	$585,000	$730,000
Cash interest on debt (2)	19,011	96,407	55,426	98,139	268,983
Program payments (3)	17,433	60,225	14,507	8,248	100,413
Operating leases (4)	445	2,139	681	3,398	6,663
Local marketing agreement payments (5)	1,012	1,073	—	—	2,085

Total	$37,901	$210,844	$164,614	$694,785	$1,108,144

LIN TV CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued

(1)	We are obligated to repay the revolving portion of our credit facility in March 2010 and the balance of the term loan in March 2011, our 6 1/2% Senior Subordinated Notes in May 2013 and our 2.50% Exchangeable Senior Subordinated Debentures in May 2033. The holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to purchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

(2)	We have contractual obligations to pay cash interest on our credit facility through 2011, our 6 1/2% Senior Subordinated Notes through 2013, and our 2.50% Exchangeable Senior Subordinated Debentures through 2033. We may pay contingent interest to holders of the debentures during any six-month period commencing May 15, 2008, if the average trading price of the debentures for a five trading day measurement period immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the debentures. The contingent interest equals 0.25% per annum per $1,000 principal amount of debentures. In addition, we are obligated to pay commitment fees of approximately 0.30% on the unused portion of the revolving credit facility.

(3)	We have entered into commitments to purchase future syndicated news, entertainment, and sports programming. We have recorded $41.3 million of program obligations as of June 30, 2005 and have unrecorded commitments of $59.1 million for programming that is not available to air as of June 30, 2005.

(4)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(5)	We have entered into option agreements that would enable us to purchase KNVA-TV and WNAC-TV for a fixed amount under certain conditions. In connection with these agreements, we are committed to pay minimum future periodic fees totaling $2.1 million as of June 30, 2005.
Net cash provided by operating activities decreased $20.1 million to $14.4 million for the six months ended June 30, 2005 compared to $34.6 million in the same period last year. The decrease was the result of a decrease in our operating income for the six months ended June 30, 2005.
Net cash used in investing activities was $86.8 million for the six months ended June 30, 2005 compared to net cash provided by investing activities of $7.4 million in the same period last year. This change was primarily the result of our acquisition of WNDY-TV and WWHO-TV in the six months ended June 30, 2005 for $85.0 million and our sale of WEYI-TV for $24.0 million in the six months ended June 30, 2004.

LIN TV CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
Net cash provided by financing activities increased $104.6 million to $68.6 million for the six months ended June 30, 2005 compared to net cash used in financing activities of $36.0 million for the same period last year. This increase is the result of the proceeds from the issuance of our long-term debt of $345.0 million, of which $170.0 is from our credit facility and an additional $175.0 million principal amount of our 6 1/2% Senior Subordinated Notes. This was offset by an increase in our principal payments on long-term debt of $324.9 million in the six months ended June 30, 2005 compared to $42.1 million for the same period last year due to the repayment of $166.4 million of our 8% Senior Notes and $158.5 million of amounts owed under our prior credit facility.
Based on the current level of our operations and anticipated future growth, both internally generated as well as through acquisition, we believe that our cash flows from operations, together with available borrowings under our credit facility, will be sufficient to meet our anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next 12 months.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which was to be effective for reporting periods beginning after June 15, 2005. In April 2005, the FASB announced that the effective date of SFAS 123(R), has been delayed until the first quarter of 2006. SFAS No. 123(R) requires us to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB Opinion 25, we record the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123(R), we will be required to measure compensation expense over the vesting period of the options based on the fair value of the stock options at the date the options are granted. SFAS No. 123(R) allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. As allowed by SFAS No. 123(R), we can elect either Modified Prospective Application, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application which can apply the effect of the statement to all prior years for which SFAS No. 123(R) was effective. We are currently evaluating which valuation model and method of application will be used.
In March 2005, the SEC staff issued a Staff Accounting Bulletin (“SAB 107”) which express views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R).
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143”, which is effective for all reporting periods ending after December 15, 2005. FIN 47 requires that an entity shall recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonable estimated, rather than when the obligation is incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset as required by FASB Statement No. 143. An asset retirement obligation would be reasonably estimable if (a) it is evident that the fair value of the obligation is embodied in the acquisition price of the asset, (b) an active market exists for the transfer of the obligation, or (c) sufficient information

LIN TV CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
exists to apply an expected present value technique. The provisions of FIN 47 are not expected to have a material impact on our consolidated financial statements.
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”), which is effective for changes and corrections of errors made in fiscal years beginning after December 15, 2005. FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. The provisions of FAS 154 are not expected to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates principally with respect to our credit facilities, which are priced based on certain variable interest rate alternatives. There was $60.0 million outstanding as of June 30, 2005 under our revolving line of credit included in our credit facility.
Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical one percent increase in the floating rate used as the basis for the interest charged on the credit facility as of June 30, 2005 would result in an estimated $0.6 million increase in annualized interest expense assuming a constant balance outstanding of $60.0 million.
Our 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. We also use an interest swap agreement, not designated as a hedging instrument under SFAS No. 133, in the notional amount of $100.0 million at June 30, 2005, to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. These derivative instruments are recorded at fair market value in the line item “Other liabilities.”
We have recorded a gain on derivative instruments in connection with the mark-to-market of these derivative instruments of $3.7 million and $3.2 million in the three and six months ended June 30, 2005, respectively, compared to a gain of $3.6 million and $4.6 million, respectively, for the same periods last year.
We are also exposed to market risk related to changes in the interest rates through our investing activities. With respect to borrowings, our ability to finance future acquisition transactions may be adversely affected if we are unable to obtain appropriate financing at acceptable rates.
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information
Item 1. Legal Proceedings
We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.
Item 4. Submission of Matters to a Vote of Security Holders
LIN TV Corp. held its 2005 Annual Meeting of Stockholders on May 4, 2005. Each of the following matters was approved by the stockholders by the following votes:
Proposal 1 — The election of one member to the Board of Directors to serve as a Class II Director for a term of three years.

Nominee:	For:	Against:	Withheld:	Broker Non-Votes:
Randall S. Fojtasek	87,588,345	2,500	810,377	0
Proposal 2 — The approval of an amendment to the Corporation’s Amended and Restated 2002 Stock Plan (i) increasing the number of shares of class A common stock reserved for issuance under the plan from 2,700,000 shares to 6,300,000 shares, (ii) permitting stock exchanges programs pursuant to which outstanding options could be exchanged for restricted stock, and (iii) permitting the repricing of stock option grants under the plan.

For:	Against:	Withheld:	Broker Non-Votes:
69,648,285	10,747,071	2,573,887	5,431,979
Proposal 3 — The approval of an amendment to the Corporation’s Amended and Restated 2002 Non-Employee Director Stock Plan (i) increasing the number of shares of class A common stock reserved for issuance under the plan from 200,000 shares to 400,000 shares, (ii) increasing the annual awards to directors, and (iii) permitting stock exchanges programs pursuant to which outstanding options could be exchanged for restricted stock.

For:	Against:	Withheld:	Broker Non-Votes:
69,716,941	13,211,429	40,873	5,431,979
Proposal 4 — The ratification of the selection of PricewaterhouseCoopers LLP as LIN TV’s independent registered public accounting firm for the fiscal year ending December 31, 2005.

For:	Against:	Withheld:	Broker Non-Votes:
88,364,517	32,623	4,082	0
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
Item 6. Exhibits
Exhibits:

No.	Description

3.1.	Second Amended and Restated Certificate of Incorporation of LIN TV Corp. as amended (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 of LIN TV Corp. and LIN Television Corporation (file nos. 001-31311 and 000-25206) and incorporated by reference herein).

3.2.	Amended and Restated Bylaws of LIN TV Corp. as amended (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 of LIN TV Corp. and LIN Television Corporation (file nos. 001-31311 and 000-25206) and incorporated by reference herein).

3.3.	Second Restated Certificate of Incorporation of LIN Television Corporation as amended (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

3.4.	Second Restated By-laws of LIN Television Corporation as amended (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 of LIN TV Corp. and LIN Television Corporation (file nos. 001-31311 and 000-25206) and incorporated by reference herein).

4.1.	Specimen of stock certificate representing LIN TV Corp. Class A Common stock, par value $.01 per share (filed as Exhibit 4.1 to LIN TV Corp.’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

4.2.	Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 61/2% Senior Subordinated Notes (filed as Exhibit 4.1 to the Current Report on Form 8-K of LIN TV Corp. and LIN Television Corporation (File Nos. 001-31311 and 000-25206) filed with the SEC on May 14, 2003 and incorporated by reference herein).

4.3.	Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 2.50% Senior Subordinated Debentures (filed as Exhibit 4.2 to the Current Report on Form 8-K of LIN TV Corp. and LIN Television Corporation (File Nos. 001-31311 and 000-25206) filed with the SEC on May 14, 2003 and incorporated by reference herein).

4.4.	Supplemental Indenture, dated as of January 31, 2005, among LIN Television Corporation, the Guarantors named therein and The Bank of New York (filed as Exhibit 4.1 to the Current Report on Form 8-K of LIN TV Corp. and LIN Television Corporation (File Nos. 001-31311 and 000-25206) filed with the SEC on February 2, 2005 and incorporated by reference herein)

10.1.	LIN TV Corp. Amended and Restated 2002 Stock Plan, dated as of May 4, 2005 (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 of LIN TV Corp. and LIN Television Corporation (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

10.2.	LIN TV Corp. Amended and Restated 2002 Non-Employee Director Stock Plan, dated as of May 4, 2005. (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 of LIN TV Corp. and LIN Television Corporation (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN TV Corp.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation.

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN TV Corp.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN TELEVISION CORPORATION

Dated:
August 9, 2005	By:	/s/ Vincent L. Sadusky

Vincent L. Sadusky
Vice President — Chief Financial Officer and Treasurer

		By:	/s/ William A. Cunningham

William A. Cunningham
Vice President and Controller
(Principal Accounting Officer)

Item 1. Financial Statements

LIN TV CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,960	$14,797
Accounts receivable, less allowance for doubtful accounts (2005 - $1,499; 2004 - $1,450)	75,343	70,639
Program rights	15,125	17,312
Other current assets	7,870	3,790

Total current assets	109,298	106,538
Property and equipment, net	200,919	197,565
Deferred financing costs	13,639	11,060
Equity investments	64,466	65,813
Program rights	11,621	12,165
Other assets	12,896	16,043
Goodwill	615,997	583,105
Broadcast licenses and other intangible assets, net	1,123,907	1,066,135

Total assets	$2,152,743	$2,058,424

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,500	$6,573
Accounts payable	5,745	7,774
Accrued interest expense	5,018	8,118
Accrued sales volume discount	2,460	6,462
Other accrued expenses	16,465	13,483
Program obligations	25,586	23,278

Total current liabilities	63,774	65,688
Long-term debt, excluding current portion	709,391	626,268
Deferred income taxes, net	435,123	445,695
Program obligations	15,763	12,008
Other liabilities	56,441	38,344

Total liabilities	1,280,492	1,188,003

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 179,322 and 173,822 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	14,723	14,458

Stockholders’ equity:
Common stock $0.01 par value: 1,000 authorized, issued and outstanding	—	—
Additional paid-in capital	1,074,110	1,072,320
Accumulated deficit	(201,992)	(201,767)
Accumulated other comprehensive loss	(14,590)	(14,590)

Total stockholders’ equity	857,528	855,963

Total liabilities, preferred stock and stockholders’ equity	$2,152,743	$2,058,424

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share information)
Net revenues	$98,442	$96,338	$176,881	$176,182

Operating costs and expenses:

Direct operating (excluding depreciation of $8.5 million and $7.8 million for the three months ended June 30, 2005 and 2004, respectively, and $16.2 million and $15.3 million for the six months ended June 30, 2005 and 2004, respectively)	27,060	25,390	53,071	50,020
Selling, general and administrative	26,884	24,488	51,646	46,988
Amortization of program rights	6,534	5,911	12,389	11,635
Corporate	5,099	3,930	10,354	8,028
Depreciation and amortization of intangible assets	8,873	8,041	16,912	15,817

Total operating costs	74,450	67,760	144,372	132,488

Operating income	23,992	28,578	32,509	43,694

Other (income) expense:
Interest expense, net	10,835	11,872	21,745	23,526
Share of income in equity investments	(1,463)	(2,597)	(1,709)	(2,764)
Minority interest in loss of Banks Broadcasting, Inc.	(74)	(245)	(286)	(245)
Gain on derivative instruments	(2,096)	(3,630)	(1,595)	(4,620)
Loss on extinguishment of debt	21	1,510	12,330	4,447
Other, net	(235)	339	166	220

Total other expense, net	6,988	7,249	30,651	20,564

Income from continuing operations before provision for income taxes and cumulative effect of change in accounting principle	17,004	21,329	1,858	23,130
Provision for income taxes	6,909	5,403	2,083	9,200

Income (loss) from continuing operations before cumulative effect of change in accounting principle	10,095	15,926	(225)	13,930

Discontinued operations:
Loss (income) from discontinued operations, net of tax provision of $104 and $311 for the three and six months ended June 30, 2004,respectively	—	25	—	(44)

Loss from sale of discontinued operations, net of tax benefit of $1,094 for the three and six months ended June 30, 2004	—	1,284	—	1,284

Cumulative effect of change in accounting principle, net of tax effect of $0	—	—	—	(3,290)

Net income (loss)	$10,095	$14,617	$(225)	$15,980

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(225)	$15,980
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	16,912	15,817
Amortization of financing costs and note discounts	3,207	4,042
Amortization of program rights	12,389	11,635
Program payments	(13,817)	(12,074)
Loss on early extinguishment of debt	12,330	4,447
Cumulative effect of change in accounting principle, net of tax impact	—	(3,290)
Gain on derivative instruments	(1,595)	(4,620)
Share of income in equity investments	(1,709)	(2,764)
Deferred income taxes, net	1,168	7,111
Stock-based compensation	1,753	229
Other, net	547	322

Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(4,585)	1,863
Program rights, net of program obligations	(405)	356
Other assets	(850)	(4,141)
Accounts payable	(2,220)	(1,476)
Accrued interest expense	(3,100)	(944)
Accrued sales volume discount	(4,002)	(3,293)
Other liabilities	(1,393)	5,352

Net cash provided by operating activities	14,405	34,552

INVESTING ACTIVITIES:
Capital expenditures	(5,213)	(10,012)
Investment in equity investments	—	(650)
Capital contribution from minority interest in Banks Broadcasting, Inc.	550	—
Distributions from equity investments	3,055	3,260
Acquisition of broadcast licenses	(232)	(9,152)
Payments for business combinations	(85,000)	—
Proceeds from sale of broadcast licenses and related operating assets	—	24,000
Other, net	14	2

Net cash (used in) provided by investing activities	(86,826)	7,448

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	1,650	1,256
Proceeds from issuance of long-term debt	345,000	—
Long-term debt financing costs	(6,018)	(144)
Net proceeds from revolver debt	60,000	8,000
Principal payments on long-term debt	(324,940)	(42,060)
Cash expenses associated with early extinguishment of debt	(7,108)	(3,016)

Net cash provided by (used) in financing activities	68,584	(35,964)

Net (decrease) increase in cash and cash equivalents	(3,837)	6,036
Cash and cash equivalents at the beginning of the period	14,797	9,475

Cash and cash equivalents at the end of the period	$10,960	$15,511

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 1 — Basis of Presentation:
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
The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. (“Banks Broadcasting”), which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company consolidates the results of operations and financial condition of Banks Broadcasting in accordance with FIN 46R – “Consolidation of Variable Interest Entities (Revised December 2003) – an Interpretation of ARB No. 51.” All intercompany transactions have been eliminated in consolidation. The resulting consolidated balance sheet of the Company does not reflect any voting equity minority interest since Banks Broadcasting has incurred cumulative losses and as such the minority interest would be in a deficit position at June 30, 2005.
Hicks Muse has a substantial economic interest in 21st Century Group, LLC which owns 18% of the preferred stock of Banks Broadcasting. This constitutes a 36% interest in the preferred stock of Banks Broadcasting as it is reflected on the Company’s balance sheet.

LIN TELEVISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

The deficit of $4.9 million was allocated to the nonvoting preferred stock, and the Company’s ownership of such preferred stock has been eliminated in consolidation.
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
The following table illustrates the effect on net (loss) income if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income (loss), as reported	$10,095	$14,617	$(225)	$15,980
Add: Stock-based employee compensation expense, included in reported net income (loss), net of related tax effect	382	23	1,052	137
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(472)	(739)	(822)	(1,500)

Pro forma net income	$10,005	$13,901	$5	$14,617

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions during the three and six months ended June 30, 2005 and 2004, respectively:

LIN TELEVISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Volatility	24%	24%	24%	24%
Risk-free interest rates	2.0 - 3.2%	2.0 - 3.2%	2.0 - 4.4%	2.0 - 4.4%
Weighted average expected life	4.5 years	4.5 years	4.5 years	5 years
Dividend yields	0%	0%	0%	0%
Note 3 — Acquisitions and Dispositions:
On March 31, 2005, the Company acquired the broadcast licenses and certain operating assets and liabilities of WNDY-TV, the UPN affiliate serving Indianapolis, Indiana and WWHO-TV, the UPN affiliate serving Columbus, Ohio from Viacom, Inc. for $85.0 million in cash, which was funded by a combination of cash on hand and proceeds from the Company’s revolving credit facility.
In addition to the $18.0 million of program obligations recorded by the Company in connection with the acquisition of WNDY-TV and WWHO-TV, the Company recorded $21.3 million in other liabilities related to estimated losses on acquired program obligations; representing the estimated excess of program obligations over the fair value of program rights that are unrecorded in accordance with SFAS No. 63 “Accounting for Broadcasters.” The Company also recorded $1.6 million in other liabilities in connection with the acquisition of WNDY-TV and WWHO-TV relating to employee severance costs and certain contractual costs as a result of the Company’s plans to centralize the master control operations of WNDY-TV and WWHO-TV at the Company’s transmission facility in Indianapolis, Indiana as well as transaction costs in connection with the acquisition.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of the assets acquired and therefore the allocation of the purchase price is preliminary (in thousands):

	WNDY-TV	WWHO-TV
Accounts receivable	$437	$87
Program rights, short-term	2,239	2,134
Other current assets	27	56
Property and equipment	7,373	7,433
Program rights, long-term	1,239	1,777
Broadcast licenses and other intangibles	32,687	25,527
Goodwill	21,654	11,232
Deferred tax assets	7,868	3,872

Total assets	$73,524	$52,118

Other accrued expenses	911	378
Program obligations, short-term	4,803	2,980
Program obligations, long-term	6,449	3,784
Other long-term liabilities	13,861	7,476

Total liabilities	$26,024	$14,618

Purchase Price	$47,500	$37,500

The following table sets forth unaudited pro forma information of the Company as if the acquisition of WNDY-TV and WWHO-TV had occurred on January 1, 2004:

LIN TELEVISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net revenues	$98,442	$102,241	$181,537	$187,107
Operating income	23,992	29,135	31,805	44,274
Net income (loss)	10,095	14,764	(808)	15,965
On January 14, 2004 and May 6, 2004, the Company purchased the broadcast license and certain assets of WIRS-TV in Yauco, Puerto Rico for $4.5 million and WTIN-TV in Ponce, Puerto Rico for $4.9 million, respectively. Both purchases were funded by borrowings from the Company’s former revolving credit facility.
On May 14, 2004, the Company completed the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million. The operating results of this station for the three and six-month periods ended June 30, 2004 have been excluded from continuing operations and included in discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
The following table summarizes the net revenues and pre-tax income for WEYI-TV included in the historical results:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Net revenues	$1,230	$3,257
Operating income	285	960
Net income	263	884
Note 4 — Investments:
The Company has investments in two ventures with third parties, through which it has an interest in television stations. The following presents the Company’s basis in these ventures (in thousands):

	June 30,	December 31,
	2005	2004
NBC joint venture	$54,274	$55,604
WAND (TV) Partnership	10,192	10,209

	$64,466	$65,813

Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest in the joint venture. The Company received distributions of $0 and $1.6 million from the joint venture in the three months ended June 30, 2005 and 2004, respectively, and $3.1 million and $3.3 million in the six months ended June 30, 2005 and 2004, respectively.

LIN TELEVISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$23,394	$29,318	$41,700	$47,759
Other expense	(16,379)	(16,486)	(33,233)	(32,434)
Net income	7,015	12,832	8,467	15,325

	June 30,	December 31,
	2005	2004
Current assets	$10,910	$12,675
Non-current assets	232,760	233,957
Current liabilities	1,269	724
Non-current liabilities	815,500	815,500
WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest in the partnership. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company under this arrangement were $478,000 as of December 31, 2004. There was no amount due under this arrangement as of June 30, 2005.
The following tables present the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues	$1,636	$1,664	$3,145	$3,297
Operating income (loss)	88	(54)	(74)	(104)
Net income (loss)	98	(54)	(51)	(103)

	June 30,	December 31,
	2005	2004
Current assets	$3,498	$3,317
Non-current assets	23,958	24,283
Current liabilities	854	917
Non-current liabilities	2	32
Note 5 — Intangible Assets:
The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

LIN TELEVISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30,	December 31,
	2005	2004
Amortized Intangible Assets:
LMA purchase options	$3,300	$3,300
Network affiliations	564	173
Other intangibles	3,116	2,173
Accumulated amortization	(3,442)	(2,776)

	3,538	2,870

Unamortized Intangible Assets:
Broadcast licenses	1,120,311	1,063,265

Total broadcast licenses and other intangible assets, net	$1,123,849	$1,066,135
Goodwill	615,997	583,105
Other intangibles	58	—

Total intangible assets, net	$1,739,904	$1,649,240

The acquisition of WNDY-TV and WWHO-TV on March 31, 2005 increased amortized intangible assets by $1.3 million, increased broadcast licenses and goodwill by $56.8 million and $32.9 million, respectively, and increased other unamortized intangible assets by $0.1 million during the six months ended June 30, 2005. The Company is in the process of obtaining third-party valuations of all acquired intangible assets; thus, the allocation of the purchase price of WNDY-TV and WWHO-TV is based on preliminary estimates.
The following table summarizes the aggregate amortization expense for all periods presented as well as the estimated amortization expense for the next five years (in thousands):

	Three Months Ended		Six Months Ended		Estimated amortization expense
	June 30,		June 30,		For the year ended December 31,
	2004	2005	2004	2005	2005	2006	2007	2008	2009
Amortization expense	$277	$400	$555	$666	$1,932	$292	$120	$80	$—
The Company's common stock currently trades at a price which results in a market capitalization which is less than total stockholder's equity as of June 30, 2005; and has done so since April 2005. The Company has a material amount of intangible assets, and if required to write down intangible assets in future periods, it would reduce net income, which in turn could materially and adversely affect the results of operations and the trading price of LIN TV Corp.’s class A common stock. Approximately $1.7 billion, or 81%, of the Company's total assets as of June 30, 2005 consists of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, "Goodwill and Other Intangible Assets," requires, among other things, the impairment testing of goodwill. If at any point in the future the value of these intangible assets decreased, the Company could be required to incur an impairment charge that could significantly adversely impact reported results of operations and stockholders' equity.
Note 6 —Debt:
Debt consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Credit Facility	$230,000	$158,500
$166,440, 8% Senior Notes due 2008 (net of discount of $2,884)	—	163,556
6 1/2% Senior Subordinated Notes due 2013	375,000	200,000
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $12,109 and $14,215 at June 30, 2005 and December 31, 2004, respectively)	112,891	110,785

Total debt	717,891	632,841
Less current portion	8,500	6,573

Total long-term debt	$709,391	$626,268

LIN TELEVISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On January 28, 2005, the Company issued an additional $175.0 million aggregate principal amount of its 6 1/2% Senior Subordinated Notes due 2013. The proceeds from the issuance of the 6 1/2% Notes were used to repurchase $166.4 million principal amount of the 8% Senior Notes due 2008.
The Company entered into a new credit facility on March 11, 2005 that included a $170.0 million term loan with a maturity date of March 11, 2011 and a $160.0 million revolving credit facility with a maturity date of June 30, 2010. The proceeds of the term loan were used to repay the balance on an existing term loan. The Company used $50.0 million of the revolving credit facility and existing cash on hand to acquire WNDY-TV and WWHO-TV on March 31, 2005.
The Company incurred charges of $12.3 million during the six-month period ended June 30, 2005 related to the write-off of unamortized discounts, deferred financing fees and associated costs as a result of the early extinguishment of debt. Financing fees related to the 6 1/2% Senior Subordinated Notes and the credit facility of $6.0 million were capitalized and are being amortized over the term of the related debt.
The Company incurred charges of $1.5 million and $4.4 million during the three and six months ended June 30, 2004, respectively, related to the write-off of unamortized discounts, deferred financing fees and associated costs as a result of the early extinguishment of $38.6 million of 8% Senior Notes in a negotiated transaction with an institutional investor.
During the three months ended June 30, 2005, the Company entered into an interest rate swap agreement in the notional amount of $100.0 million to manage exposure to interest rate risk associated with the variable rate portion of its credit facility. This agreement is not designated as a hedging instrument under SFAS No. 133. The fair value of this agreement at June 30, 2005 was a liability of $1.6 million.
The current portion of long-term debt reflects $8.5 million of quarterly amortization of a term loan under the credit facility beginning in March of 2006.
Note 7 — Related Party Transactions:
Financial Advisory Agreement. The Company is party to an agreement with Hicks Muse Partners, pursuant to which the Company reimburses Hicks Muse Partners, an affiliate of Hicks Muse, for certain expenses incurred by it in connection with rendering services relating to acquisitions, sales, mergers, exchange offers, recapitalization, restructuring or similar transactions allocable to the Company. The Company incurred fees under this arrangement of $7,000 and $15,000 for the three and six months ended June 30, 2005, respectively, and $5,000 and $11,000 for the three and six months ended June 30, 2004, respectively.
Centennial Cable of Puerto Rico The Company is party to an agreement with Centennial Cable of Puerto Rico, in which Hicks Muse has a substantial economic interest. Centennial Cable provides the Company advertising and promotional services. The Company incurred fees under this arrangement of $36,000 and $65,000 for the three and six months ended June 30, 2005, respectively, and $29,000 and $49,000 for the three and six months ended June 30, 2004, respectively.
Banks Broadcasting Inc. The Company has entered into a management services agreement with Banks Broadcasting to provide specified management, engineering and related services for a fixed fee. Hicks Muse has substantial economic interest in 21st Century Group, LLC; which owns 18% of Banks Broadcasting. Prior to the consolidation of Banks Broadcasting in accordance with FIN 46R, the Company recognized approximately $50,000 in management fee income for the three months ended March 31, 2004 under the management services agreement.

LIN TELEVISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The components of the net periodic benefit cost recognized are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$549	$500	$1,098	$1,000
Interest cost	1,350	1,401	2,700	2,802
Expected return on plan assets	(1,435)	(1,450)	(2,870)	(2,900)
Amortization of prior service cost	30	39	60	78
Amortization of net loss	241	80	482	160

Net periodic benefit cost	$735	$570	$1,470	$1,140

LIN TELEVISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company contributed $200,000 and $400,000 to the U.S. defined benefit plan during the three and six months ended June 30, 2005, respectively, and expects to contribute a total of $0.8 million during 2005. The Company also maintains a non-qualified, unfunded Supplemental Excess Retirement Plan (“SERP”) from which the Company paid out to retired employees a total of $69,000 during the three and six months ended June 30, 2005.
Note 10 – Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which was to be effective for reporting periods beginning after June 15, 2005. In April 2005, the FASB announced that the effective date of SFAS No. 123(R), has been delayed until the first quarter of 2006. SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, the Company will be required to measure compensation expense over the vesting period of the options based on the fair value of the stock options at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. As allowed by SFAS No. 123R, the Company can elect either Modified Prospective Application, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application which can apply the effect of the statement to all prior years for which SFAS No. 123 was effective. The Company is currently evaluating which valuation model and method of application will be used.
In March 2005, the SEC staff issued a staff accounting bulletin (“SAB 107”) which expresses the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R).
In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143”, which is effective for all reporting periods ending after December 15, 2005. FIN 47 requires that an entity shall recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonable estimated, rather than when the obligation is incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset as required by SFAS No. 143. An asset retirement obligation would be reasonably estimable if (a) it is evident that the fair value of the obligation is embodied in the acquisition price of the asset, (b) an active market exists for the transfer of the obligation, or (c) sufficient information exists to apply an expected present value technique. The provisions of FIN 47 are not expected to have a material impact on the Company’s consolidated financial statements.
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”), which is effective for changes and corrections of errors made in fiscal years beginning after December 15, 2005. FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is

LIN TELEVISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impracticable to determine the period-specific effects or the cumulative effect of the change. The provisions of FAS 154 are not expected to have a material impact on the Company’s consolidated financial statements.