Form 10-Q
period 2005-09-30
LIN TELEVISION CORP; LIN TV CORP
filed 2005-11-09
CIK 931058, 1166789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
Commission file number: 001-31311
LIN TV Corp.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

05-0501252
(I.R.S. Employer Identification No.)
Commission file number: 000-25206
LIN Television Corporation
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

13-3581627
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
This combined Form 10-Q is separately filed by (i) LIN TV Corp. and (ii) LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.
LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at November 1, 2005: 27,199,711 shares .
LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at November 1, 2005: 23,502,059 shares.
LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at November 1, 2005: 2 shares.
LIN Television Corporation common stock, $0.01 par value, issued and outstanding at August 1, 2005: 1,000 shares.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
LIN TV CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$13,145	$14,797
Accounts receivable, less allowance for doubtful accounts (2005 - $1,484; 2004 - $1,450)	68,446	70,639
Program rights	23,238	17,312
Other current assets	7,306	3,790

Total current assets	112,135	106,538
Property and equipment, net	197,682	197,565
Deferred financing costs	15,743	11,060
Equity investments	64,467	65,813
Program rights	13,189	12,165
Other assets	37,832	16,043
Goodwill	612,906	583,105
Broadcast licenses and other intangible assets, net	1,123,360	1,066,135

Total assets	$2,177,314	$2,058,424

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,573
Accounts payable	2,599	7,774
Accrued interest expense	10,866	8,118
Accrued sales volume discount	3,924	6,462
Other accrued expenses	18,200	13,483
Program obligations	29,781	23,278

Total current liabilities	65,370	65,688
Long-term debt, excluding current portion	739,196	626,268
Deferred income taxes, net	439,306	445,695
Program obligations	8,787	12,008
Other liabilities	48,343	38,344

Total liabilities	1,301,002	1,188,003

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 179,322 and 173,822 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	14,627	14,458

Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 27,496,926 shares at September 30, 2005 and 26,946,183 shares at December 31, 2004, issued and outstanding	275	269
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at September 30, 2005 and 23,508,119 shares at December 31, 2004, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at September 30, 2005 and December 31, 2004, issued and outstanding; convertible into an equal number of shares of Class A common stock	—	—
Additional paid-in capital	1,077,933	1,071,816
Deferred compensation	(3,962)	—
Accumulated deficit	(198,206)	(201,767)
Accumulated other comprehensive loss	(14,590)	(14,590)

Total stockholders’ equity	861,685	855,963

Total liabilities, preferred stock and stockholders’ equity	$2,177,314	$2,058,424

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues	$90,827	$91,005	$267,708	$267,187

Operating costs and expenses:

Direct operating (excluding depreciation of $6.6 million and $7.5 million for the three months ended September 30, 2005 and 2004, respectively, and $22.8 million and $22.7 million for the nine months ended September 30, 2005 and 2004, respectively)	27,788	25,638	80,859	75,658
Selling, general and administrative	26,192	22,737	77,838	69,725
Amortization of program rights	6,833	6,481	19,222	18,116
Corporate	4,362	5,542	14,716	13,570
Depreciation and amortization of intangible assets	7,151	7,728	24,063	23,545

Total operating costs	72,326	68,126	216,698	200,614

Operating income	18,501	22,879	51,010	66,573

Other (income) expense
Interest expense, net	11,115	10,888	32,860	34,414
Share of income in equity investments	(410)	(2,250)	(2,119)	(5,014)
Minority interest in loss of Banks Broadcasting, Inc.	(96)	(226)	(382)	(472)
Gain on derivative instruments	(1,860)	(9,026)	(3,455)	(13,646)
Loss on extinguishment of debt	1,082	—	13,412	4,447
Other, net	95	917	261	1,138

Total other expense, net	9,926	303	40,577	20,867

Income from continuing operations before provision for income taxes and cumulative effect of change in accounting principle	8,575	22,576	10,433	45,706
Provision for income taxes	4,789	7,760	6,872	16,960

Income from continuing operations before cumulative effect of change in accounting principle	3,786	14,816	3,561	28,746

Discontinued operations:

Income from discontinued operations, net of tax provision of $311	—	—	—	(44)
Loss from sale of discontinued operations, net of tax benefit of $1,094	—	—	—	1,284
Cumulative effect of change in accounting principle, net of tax effect of $0	—	—	—	(3,290)

Net income	$3,786	$14,816	$3,561	$30,796

Basic income per common share:
Income from continuing operations before cumulative effect of change in accounting principle	$0.07	$0.29	$0.07	$0.57
Income from discontinued operations, net of tax provision	—	—	—	—
Loss from sale of discontinued operations, net of tax benefit	—	—	—	0.03
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.07)
Net income	0.07	0.29	0.07	0.61

Weighted — average number of common shares outstanding used in calculating basic income per common share	50,702	50,350	50,632	50,272

Diluted income per common share:
Income from continuing operations before cumulative effect of change in accounting principle	$0.07	$0.19	$0.07	$0.44
Income from discontinued operations, net of tax provision	—	—	—	—
Loss from sale of discontinued operations, net of tax benefit	—	—	—	0.02
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.06)
Net income	0.07	0.19	0.07	0.48

Weighted — average number of common shares outstanding used in calculating diluted income per common share	50,801	54,314	50,731	54,358
The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2005	2004
	( in thousands )
OPERATING ACTIVITIES:
Net income	$3,561	$30,796
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	24,063	23,545
Amortization of financing costs and note discounts	4,654	6,036
Amortization of program rights	19,222	18,116
Program payments	(21,545)	(18,336)
Program buyout payments related to acquisitions	(21,420)	—
Loss on extinguishment of debt	13,412	4,447
Cumulative effect of change in accounting principle, net of tax impact	—	(3,290)
Gain on derivative instruments	(3,455)	(13,646)
Share of income in equity investments	(2,119)	(5,014)
Deferred income taxes, net	5,351	13,000
Stock-based compensation	1,844	346
Other, net	816	890

Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	1,951	5,092
Program rights, net of program obligations	—	233
Other assets	(2,664)	(4,146)
Accounts payable	(1,398)	(1,122)
Accrued interest expense	2,748	(756)
Accrued sales volume discount	(2,538)	(1,766)
Other liabilities	2,668	6,957

Net cash provided by operating activities	25,151	61,382

INVESTING ACTIVITIES:
Capital expenditures	(8,581)	(17,500)
Investment in equity investments	—	(650)
Capital contribution from minority interest in Banks Broadcasting, Inc.	550	—
Distributions from equity investments	3,464	5,503
Acquisition of broadcast licenses	(232)	(9,152)
Deposit on acquisition of business	(19,500)
Payments for business combinations	(85,000)	—
Proceeds from sale of broadcast licenses and related operating assets	—	24,000
Other, net	(3,044)	29

Net cash (used in) provided by investing activities	(112,343)	2,230

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	1,935	1,563
Proceeds from issuance of long-term debt	520,252	—
Long-term debt financing costs	(9,599)	(147)
Net proceeds from revolver debt	75,000	(18,000)
Principal payments on long-term debt	(494,940)	(43,810)
Cash expenses associated with early extinguishment of debt	(7,108)	(3,016)

Net cash provided by (used) in financing activities	85,540	(63,410)

Net (decrease) increase in cash and cash equivalents	(1,652)	202
Cash and cash equivalents at the beginning of the period	14,797	9,475

Cash and cash equivalents at the end of the period	$13,145	$9,677

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
LIN TV Corp., together with its subsidiaries, including LIN Television Corporation (“LIN Television”) (together, the “Company”), is a television station group operator in the United States and Puerto Rico. LIN TV Corp. and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”).
LIN TV Corp. guarantees all debt of LIN Television. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee all of the Company’s debt on a joint and several basis.
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
The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. (“Banks Broadcasting”), which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company consolidates the results of operations and financial condition of Banks Broadcasting in accordance with FIN 46R – “Consolidation of Variable Interest Entities (Revised December 2003) – an Interpretation of ARB No. 51.” All intercompany transactions have been eliminated in consolidation. The resulting consolidated balance sheet of the Company does not reflect any voting equity minority interest since Banks Broadcasting has incurred cumulative losses and as such the minority interest would be in a deficit position at September 30, 2005.
Hicks Muse has a substantial economic interest in 21st Century Group, LLC, which owns 18% of the preferred stock of Banks Broadcasting. This constitutes a 36% interest in the preferred stock of Banks Broadcasting as it is reflected on the Company’s balance sheet.
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

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$3,786	$14,816	$3,561	$30,796
Add: Stock-based employee compensation expense, included in reported net income, net of related tax effect	55	70	1,106	208
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(465)	(1,016)	(1,287)	(2,516)

Pro forma net income	$3,376	$13,870	$3,380	$28,488

Basic net income per common share, as reported	$0.07	$0.29	$0.07	$0.61

Basic net income per common share, pro forma	$0.07	$0.28	$0.07	$0.57

Diluted net income per common share, as reported	$0.07	$0.19	$0.07	$0.48

Diluted net income per common share, pro forma	$0.07	$0.18	$0.07	$0.44
The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions during the three and nine months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Volatility	24%	24%	24%	24%
Risk-free interest rates	3.7 - 3.8%	2.0 - 3.2%	3.7 - 3.8%	2.0 - 4.4%
Weighted average expected life	4.5 years	4.5 years	4.5 years	5 years
Dividend yields	0%	0%	0%	0%
On September 15, 2005, the Company granted an aggregate of 264,000 shares of restricted stock with a grant date fair value of $14.88 per share. The fair value of the restricted shares is expensed over the period during which the restrictions lapse. The shares vest equally over a five year period, subject to acceleration in certain circumstances if stated performance goals are attained. During the three months ended September 30, 2005, the Company recorded compensation expense of $38,000 in connection with the restricted stock grants.

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Acquisitions and Dispositions
On August 19, 2005, the Company entered into an agreement with Emmis Television to acquire five network-affiliated television stations for $260.0 million in cash. Pursuant to the agreement, the Company deposited $19.5 million into an escrow fund, which will be applied to the payment of the purchase price at closing. This amount has been included in the “Other Assets” line item on the Company’s balance sheet as of September 30, 2005. The agreement provides for the possibility of different closing dates for each station group. The closing dates are expected to occur during the fourth quarter of 2005 through the second quarter of 2006 depending on when Federal Communication Commission (“FCC”) consent is received. The Company intends to fund the remaining purchase price due at closing with proceeds from its credit facility.
On March 31, 2005, the Company acquired the broadcast licenses and certain operating assets and liabilities of WNDY-TV, the UPN affiliate serving Indianapolis, Indiana and WWHO-TV, the UPN affiliate serving Columbus, Ohio from Viacom, Inc. for $85.0 million in cash, which was funded by a combination of cash on hand and proceeds from the Company’s credit facility.
In addition to the $18.0 million of program obligations recorded by the Company in connection with the acquisition of WNDY-TV and WWHO-TV, the Company recorded $21.3 million in other liabilities related to estimated losses on acquired program obligations, which represents the estimated excess of program obligations over the fair value of program rights that are unrecorded in accordance with SFAS No. 63 “Accounting for Broadcasters.” The Company paid $21.4 million related to buyouts of certain recorded and unrecorded program obligations of these stations during the three months ended September 30, 2005. The Company has recorded $0.8 million as of September 30, 2005 in other liabilities in connection with the acquisition of WNDY-TV and WWHO-TV relating to employee severance costs and certain contractual costs as a result of the Company’s plans to centralize the master control operations of WNDY-TV and WWHO-TV at the Company’s technology center in Indianapolis, Indiana, as well as transaction costs in connection with the acquisitions.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of the assets acquired and therefore the allocation of the purchase price is preliminary (in thousands):

	WNDY-TV	WWHO-TV
Accounts receivable	$437	$87
Program rights, short-term	2,239	2,134
Other current assets	491	2,054
Property and equipment	7,373	7,433
Program rights, long-term	2,968	3,826
Broadcast licenses and other intangibles	32,687	25,527
Goodwill	19,496	10,300
Deferred tax assets	7,868	3,872

Total assets	$73,559	$55,233

Program obligations, short-term	4,803	2,980
Program obligations, long-term	7,395	7,277
Other long-term liabilities	13,861	7,476

Total liabilities	$26,059	$17,733

Purchase Price	$47,500	$37,500

The following table sets forth unaudited pro forma information of the Company as if the acquisition of WNDY-TV and WWHO-TV had occurred on January 1, 2004:
LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues	$90,827	$96,464	$272,364	$283,571
Operating income	18,501	23,186	50,306	67,460
Net income	3,786	14,819	2,978	30,784

Basic net income per common share	$0.07	$0.29	$0.06	$0.61
Diluted net income per common share	$0.07	$0.19	$0.06	$0.48
On January 14, 2004 and May 6, 2004, the Company purchased the broadcast license and certain assets of WIRS-TV in Yauco, Puerto Rico for $4.5 million and WTIN-TV in Ponce, Puerto Rico for $4.9 million, respectively. Both purchases were funded by borrowings from the Company’s former revolving credit facility.
On May 14, 2004, the Company completed the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million. The operating results of this station for the three and nine-month periods ended September 30, 2004 have been excluded from continuing operations and included in discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
The following table presents summarized information for WEYI-TV included in the historical results:

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Net revenues	$—	$3,257
Operating income	—	960
Net income	—	884
Note 4 — Investments
The Company has investments in two ventures with third parties, through which it has an interest in television stations. The following presents the Company’s basis in these ventures (in thousands):

	September 30,	December 31,
	2005	2004
NBC Universal joint venture	$54,439	$55,604
WAND (TV) Partnership	10,028	10,209

	$64,467	$65,813

Joint Venture with NBC Universal: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest in the joint venture. The Company received distributions of $0.4 million and $2.2 million from the joint venture in the three months ended September 30, 2005 and 2004, respectively, and $3.5 million and $5.5 million in the nine months ended September 30, 2005 and 2004, respectively.

The following presents the summarized financial information of the joint venture (in thousands):
LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$19,216	$27,923	$60,916	$75,682
Other expense	(16,401)	(16,487)	(49,634)	(48,921)
Net income	2,815	11,436	11,282	26,761

	September 30,	December 31,
	2005	2004
Current assets	$10,270	$12,675
Non-current assets	231,033	233,957
Current liabilities	1,087	724
Non-current liabilities	815,500	815,500
WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest in the partnership. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company under this arrangement were $349,000 and $478,000 as of September 30, 2005 and December 31, 2004, respectively.
The following tables present the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues	$1,612	$1,440	$4,757	$4,737
Operating loss	(506)	(165)	(580)	(269)
Net loss	(491)	(243)	(542)	(346)

	September 30,	December 31,
	2005	2004
Current assets	$3,428	$3,317
Non-current assets	23,750	24,283
Current liabilities	1,066	917
Non-current liabilities	2	32

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Intangible Assets
     The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	September 30,	December 31,
	2005	2004
Amortized Intangible Assets:
LMA purchase options	$3,300	$3,300
Network affiliations	564	173
Other intangibles	3,116	2,173
Accumulated amortization	(3,989)	(2,776)

	2,991	2,870

Unamortized Intangible Assets:
Broadcast licenses	1,120,311	1,063,265
Other intangibles	58	—

Total broadcast licenses and other intangible assets, net	$1,123,360	$1,066,135
Goodwill	612,906	583,105

Total intangible assets, net	$1,736,266	$1,649,240

The acquisition of WNDY-TV and WWHO-TV on March 31, 2005 increased amortized intangible assets by $1.3 million, increased broadcast licenses and goodwill by $56.8 million and $32.9 million, respectively, and increased other unamortized intangible assets by $0.1 million during the nine months ended September 30, 2005. The Company is in the process of obtaining third-party valuations of all acquired intangible assets; thus, the allocation of the purchase price of WNDY-TV and WWHO-TV is based on preliminary estimates.
The following table summarizes the aggregate amortization expense for all periods presented as well as the estimated amortization expense for the next five years (in thousands):

	Three Months Ended		Nine Months Ended			Estimated amortization expense
	September 30,		September 30,			For the Year Ended December 31,
	2005	2004	2005	2004	2005	2006	2007	2008	2009

Amortization expense	$547	$270	$1,213	$825	$1,611	$374	$53	$43	$43
Approximately $1.7 billion, or 80%, of the Company’s total assets as of September 30, 2005 consisted of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the impairment testing of goodwill. The Company will perform its annual impairment testing during the fourth quarter of 2005. If at any point in the future the value of these intangible assets decreased, the Company could be required to incur an impairment charge that could significantly adversely impact reported results of operations and stockholders’ equity. The Company’s common stock currently trades at a price that results in a market capitalization that is less than total stockholder’s equity as of September 30, 2005, and has done so since April 2005, which may indicate a valuation for the Company’s intangible assets different from the amount reflected in the Company’s condensed consolidated financial statements. If the Company is required to write down intangible assets in future periods, it would reduce net income, which could have a material adverse effect on the results of operations and the trading price of LIN TV Corp.’s class A common stock.

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6 —Debt
Debt consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Credit Facility	$75,000	$158,500
$166,440, 8% Senior Notes due 2008 (net of discount of $2,884)	—	163,556
6 1/2% Senior Subordinated Notes due 2013	375,000	200,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 — Class B (net of discount of $14,748)	175,252	—
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $11,056 and $14,215 at September 30, 2005 and December 31, 2004, respectively)	113,944	110,785

Total debt	739,196	632,841
Less current portion	—	6,573

Total long-term debt	$739,196	$626,268

On September 29, 2005, the Company issued $190.0 million aggregate principal amount of 6 1/2% Senior Subordinated Notes due 2013 — Class B. The proceeds from the issuance of the 6 1/2% Class B Notes were used to repay the $170.0 million term loan under the Company’s credit facility and the remaining proceeds used to repay a portion of the outstanding revolving indebtedness under the credit facility. During the three months ended September 30, 2005, the Company incurred fees of $3.5 million in connection with the issuance of these notes, which is being amortized over the life of the notes.
On January 28, 2005, the Company issued an additional $175.0 million aggregate principal amount of its 6 1/2% Senior Subordinated Notes due 2013. The proceeds from the issuance of the 6 1/2% Notes were used to repurchase $166.4 million principal amount of the Company’s 8% Senior Notes due 2008. During the nine months ended September 30, 2005, the Company incurred fees of $3.8 million in connection with the issuance of these notes, which is being amortized over the life of the notes.
The Company entered into a credit facility on March 11, 2005 that included a $170.0 million term loan with a maturity date of March 11, 2011 and a $160.0 million revolving credit facility with a maturity date of June 30, 2010. The proceeds of the term loan were used to repay the balance on an existing term loan. The $170.0 million term loan was subsequently repaid with a portion of the proceeds from the issuance of the 6 1/2% Senior Subordinated Notes due 2013 — Class B on September 29, 2005. The Company used $50.0 million of the revolving credit facility and existing cash on hand to acquire WNDY-TV and WWHO-TV on March 31, 2005.
On November 4, 2005, the Company entered into a new credit facility that included a $275.0 million term loan and a $275.0 million revolving credit facility, both of which mature in 2011. Borrowings under the new credit facility bear interest at a rate based, at the Company’s option, on an adjusted LIBOR rate, plus an applicable margin range of 0.625% to 1.50%, or an adjusted based rate, plus an applicable margin range of 0.0% to 0.50%, depending, in each case, on certain ratios.
The terms of the new credit facility provide for customary representations and warranties, negative and affirmative covenants (including financial covenants), and events of default. The new credit facility can be accelerated upon events of default and requires the term loans to be prepaid under certain circumstances with amounts determined by reference to the proceeds from assets sales.

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The proceeds of the new revolving credit facility were used to repay the balance on the existing revolving credit facility. The Company intends to use proceeds from the new credit facility to complete the purchase of the Emmis stations in the fourth quarter of 2005 through the second quarter of 2006, pending approval by the FCC and other customary closing conditions, and for general corporate purposes, including share repurchases.
The Company incurred charges of $13.4 million during the nine-month period ended September 30, 2005 related to the write-off of unamortized discounts, deferred financing fees and associated costs as a result of the early extinguishment of debt. Financing fees related to the issuance of the $190.0 million 6 1/2% Senior Subordinated Notes due 2013 — Class B and $175.0 million principal amount of 6 1/2% Senior Subordinated Notes were capitalized and are being amortized over the term of the related debt.
The Company incurred charges of $4.4 million during the nine months ended September 30, 2004, related to the write-off of unamortized discounts, deferred financing fees and associated costs as a result of the early extinguishment of $38.6 million of 8% Senior Notes in a negotiated transaction with an institutional investor.
During the nine months ended September 30, 2005, the Company entered into an interest rate swap agreement in the notional amount of $100.0 million to manage exposure to interest rate risk associated with the variable rate portion of its credit facility. This agreement is not designated as a hedging instrument under SFAS No. 133. The fair value of this agreement at September 30, 2005 resulted in an asset of $0.7 million.
Note 7 — Related Party Transactions
Financial Advisory Agreement:. The Company was party to an Amended and Restated Financial Advisory Agreement, dated February 19, 2002, as amended (the “Financial Advisory Agreement”), with Hicks Muse Partners, pursuant to which the Company reimbursed Hicks Muse Partners, an affiliate of Hicks Muse, for certain expenses incurred by it in connection with rendering services relating to acquisitions, sales, mergers, exchange offers, recapitalization, restructuring or similar transactions allocable to the Company. The Company incurred fees under this arrangement of $12,000 and $27,000 for the three and nine months ended September 30, 2005, respectively, and $4,000 and $14,000 for the three and nine months ended September 30, 2004, respectively The Financial Advisory Agreement was terminated on November 1, 2005 (see Note 12 – Subsequent Events).
Centennial Cable of Puerto Rico: The Company is party to an agreement with Centennial Cable of Puerto Rico, in which Hicks Muse has a substantial economic interest. Centennial Cable provides the Company advertising and promotional services. The Company incurred fees under this arrangement of $25,000 and $90,000 for the three and nine months ended September 30, 2005, respectively, and $28,000 and $77,000 for the three and nine months ended September 30, 2004, respectively.
Banks Broadcasting Inc.: The Company has entered into a management services agreement with Banks Broadcasting to provide specified management, engineering and related services for a fixed fee. Hicks Muse has substantial economic interest in 21st Century Group, LLC, which owns 18% of Banks Broadcasting. Prior to the consolidation of Banks Broadcasting in accordance with FIN 46(R), the Company recognized approximately $50,000 in management fee income for the three months ended March 31, 2004 under the management services agreement.
Note 8 — Contingencies
GECC Note. General Electric Capital Corporation (“GECC”), a subsidiary at General Electric, provided debt financing in connection with the formation of the joint venture with NBC Universal in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (“the GECC note”). During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to the Company and to NBC Universal from the excess cash generated by the joint venture of approximately $38.5 million on average each year

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
during the past three years. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, however, the note is recourse to the joint venture with NBC Universal and is guaranteed by LIN TV Corp. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise recoup its principal from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:
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
The joint venture is approximately 80% owned by NBC Universal, and NBC Universal controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC Universal’s control.
Note 9 — Retirement Plans
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
The components of the net periodic benefit cost recognized are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$549	$494	$1,647	$1,494
Interest cost	1,350	1,352	4,050	4,154
Expected return on plan assets	(1,435)	(1,364)	(4,305)	(4,264)
Amortization of prior service cost	30	47	90	125
Amortization of net loss	241	103	723	263

Net periodic benefit cost	$735	$632	$2,205	$1,772

The Company contributed $0.2 million and $0.6 million to the U.S. defined benefit plan during the three and nine months ended September 30, 2005, respectively, and expects to contribute a total of $0.8 million during 2005. The Company also maintains a non-qualified, unfunded Supplemental Excess Retirement Plan from which the Company paid out to retired employees a total of $3,000 and $69,000 during each of the three and nine months ended September 30, 2005.
Note 10 — Earnings per Share
Basic and diluted income per common share are computed in accordance with SFAS No. 128, “Earnings per Share.” Basic income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted income per common share for the three

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
nine months ended September 30, 2005 since potential common shares from the assumed conversion of contingently convertible debt are anti-dilutive to income from continuing operations and therefore are excluded from the calculation.
Following is a reconciliation of basic and diluted income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator for income per common share calculation:
Net income available to common shareholders, basic	$3,786	$14,816	$3,561	$30,796
Interest expense on contingently convertible debt, net of tax	—	1,122	—	3,391
Derivative income, net of tax	—	(5,415)	—	(8,187)

Net income available to common shareholders, diluted	$3,786	$10,523	$3,561	$26,000

Denominator for income per common share calculation:
Weighted average common shares, basic	50,702	50,350	50,632	50,272
Effect of dilutive securities:
Restricted stock and stock options	99	611	99	733
Contingently convertible debt	—	3,353	—	3,353

Weighted average common shares, diluted	50,801	54,314	50,731	54,358

Basic income per common share	$0.07	$0.29	$0.07	$0.61
Diluted income per common share	$0.07	$0.19	$0.07	$0.48
Options to purchase a total of 3.8 million and 3.6 million shares of common stock have not been included in the computation of diluted net income per share for the three and nine months ended September 30, 2005, respectively, since their exercise prices exceeded the average market price of the common stock during the period.
Note 11 — Share Repurchase Program
On August 17, 2005, the Board of Directors of the Company approved a share repurchase program authorizing the repurchase of up to $200.0 million of LIN TV’s class A common stock. Share repurchases under the program may be made from time to time in the open market or in privately negotiated transactions. There were no shares repurchased under the program during the three months ended September 30, 2005.
Note 12 — Subsequent Events
On November 1, 2005, the Company entered into a termination agreement, terminating the Financial Advisory Agreement with Hicks Muse Partners. The Company did not incur any early termination fees in connection with the termination of the Financial Advisory Agreement.
On November 4, 2005, the Company entered into a new credit facility that included a $275.0 million term loan and a $275.0 million revolving credit facility, both of which mature in 2011. Borrowings under the new credit facility bear interest at a rate based, at the Company’s option, on an adjusted LIBOR rate, plus an applicable margin range of 0.625% to 1.50%, or an adjusted based rate, plus an applicable margin range of 0.0% to 0.50%, depending, in each case, on certain ratios.
The terms of the new credit facility provide for customary representations and warranties, negative and affirmative covenants (including financial covenants), and events of default. The new credit facility can be accelerated upon events of default and requires the term loans to be prepaid under certain circumstances with amounts determined by reference to the proceeds from assets sales.
The proceeds of the new revolving credit facility were used to repay the balance on the existing revolving credit facility. The Company intends to use proceeds from the new credit facility to complete the purchase of the Emmis stations in the fourth quarter of 2005 through the second quarter of 2006 pending approval by the FCC and other customary closing conditions, and for general corporate purposes, including share repurchases.

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13 — Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which was to be effective for reporting periods beginning after June 15, 2005. In April 2005, the FASB announced that the effective date of SFAS No. 123(R), has been delayed until the first quarter of 2006. SFAS No. 123(R) requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123(R), the Company will be required to measure compensation expense over the vesting period of the options based on the fair value of the stock options at the date the options are granted. As allowed by SFAS No. 123(R), the Company has elected to use the Black-Scholes method of valuing options and the Modified Prospective Application, which applies SFAS No. 123(R) to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, The Company has adopted SFAS No. 123(R) effective October 1, 2005 and as such expects to record compensation expense of approximately $523,000 during the fourth quarter of 2005.
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
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), which is effective for changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are not expected to have a material impact on the Company’s consolidated financial statements.
In June 2005, the FASB issued guidance on SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”) in Derivative Implementation Group (“DIG”) Issue B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” (“DIG Issue B38”) and B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” (“DIG Issue B39”). The guidance in DIG Issue B38 clarifies that the potential settlement of a debtor’s obligation to a creditor that would occur upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. The guidance in DIG Issue B39 clarifies that an embedded call option that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower), it is underlying an interest rate index and the investor will recover substantially all of its initial net investment. The Company adopted the DIG issues effective April 1, 2005 and neither DIG issue had a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of these forward-looking statements are based on estimates and assumptions made by our management that are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. Any of such estimates or statements may not be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include:
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

TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
Executive Summary
We are an owner and operator of 25 television stations in 15 mid-sized markets in the United States and Puerto Rico. Our operating revenues are derived from the sale of advertising time to local and national advertisers and, to a much lesser extent, from compensation paid by networks for the broadcast of their programming and from other broadcast-related activities.
We recorded net income of $3.8 million and $3.6 million in the three and nine months ended September 30, 2005, respectively, compared with net income of $14.8 million and $30.8 million for the same periods in the prior year. The following are some of our operating highlights for the nine months ended September 30, 2005:
•	We entered into an agreement to purchase five network-affiliated television stations from Emmis Television for $260.0 million in cash, subject to approval of the transaction by the FCC and other customary closing conditions.

•	We issued $190.0 million in aggregate principal amount of 6 1/2% Senior Subordinated Notes due 2013 — Class B and an additional $175.0 million in aggregate principal amount of our 6 1/2% Senior Subordinated Notes.

•	We repurchased or redeemed all $166.4 million of our 8% Senior Notes.

•	We acquired WNDY-TV, the UPN affiliate serving Indianapolis, Indiana, and WWHO-TV, the UPN affiliate serving Columbus, Ohio, from Viacom, Inc. for $85.0 million in cash, which was funded by a combination of cash on hand and proceeds from our revolving credit facility (see Note 3 of the unaudited condensed consolidated financial statements – Acquisitions and Dispositions).
Industry Trends
The broadcast television industry relies primarily on advertising revenues and faces increased competition largely from the effects of new technologies. The following summarizes certain of the competitive forces and risks that may impact our future operating results.
•	Political revenues from elections and revenues from Olympic games, which generally occur in even years, create fluctuations in our operating results when comparing third quarter and the first nine months of 2005 with the same periods of 2004. According to the Television Bureau of Advertising, U.S. television station advertising decreased 8.5% in the third quarter and 5.2% in the first nine months of 2005 compared to increases of 9.9% and 9.1% in the third quarter and first nine months of 2004, respectively. (source: Television Bureau of Advertising).

•	We depend on automotive-related advertising that represented approximately 24% and 25% of our total net revenues for the nine months ended September 30, 2005 and 2004, respectively. A significant change in these advertising revenues could materially affect our future results of operations.

•	Approximately $1.7 billion, or 80%, of our total assets as of September 30, 2005 consisted of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the impairment testing of goodwill. We will perform our annual impairment testing during the fourth quarter of 2005. If the fair value of these intangible assets decreased, we could be required to incur an impairment charge that could significantly adversely impact our reported results of operations and stockholders’ equity. Our common stock currently trades at a price, which results in a market capitalization less than total stockholders’ equity as of September 30, 2005, and has done so since April 2005, which may indicate a valuation for our intangible assets different from the amount reflected in our condensed consolidated financial statements. If we are required to write down intangible assets in future periods, it would reduce net income, which in turn could have a

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
material adverse effect on the results of operations and the trading price of LIN TV Corp.’s class A common stock.
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

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
Results of Operations
Set forth below are significant factors that contributed to our operating results for the three and nine months ended September 30, 2005 and 2004, respectively.

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2005	2004	Change	2005	2004	Change
National time sales (before agency commissions)	$31,965	$31,236	2%	$95,581	$93,473	2%
Local time sales (before agency commissions)	66,634	62,298	7%	196,357	188,837	4%
Political time sales (before agency commissions)	728	7,102	-90%	2,157	12,724	-83%
Agency commissions (related to time sales)	(16,073)	(16,921)	-5%	(47,322)	(48,658)	-3%
Network compensation	2,386	2,710	-12%	7,014	7,841	-11%
Barter revenue	2,925	2,530	16%	7,249	7,467	-3%
Other revenue	2,262	2,050	10%	6,672	5,503	21%

Net revenue	90,827	91,005	0%	267,708	267,187	0%
Operating costs and expenses:
Direct operating [1]	27,788	25,638	8%	80,859	75,658	7%
Selling, general and administrative	26,192	22,737	15%	77,838	69,725	12%
Amortization of program rights	6,833	6,481	5%	19,222	18,116	6%
Corporate	4,362	5,542	-21%	14,716	13,570	8%
Depreciation and amortization of intangible assets	7,151	7,728	-7%	24,063	23,545	2%

Total operating costs and expenses	72,326	68,126	6%	216,698	200,614	8%

Operating income	$18,501	$22,879	-19%	$51,010	$66,573	-23%
~~~~~~~~~~~~~ ~~~~~~~~~

[1]	Excluding depreciation of $6.6 million and $7.5 million for the three months ended September 30, 2005 and 2004, respectively, and $22.8 and $22.7 million for the nine months ended September 30, 2005 and 2004, respectively.
Net revenues consist primarily of national, local and political airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter revenues, production revenues, tower rental income and carriage or retransmission agreements.
Net revenues decreased $0.2 million and increased $0.5 million in the three and nine months ended September 30, 2005, respectively, compared to the same periods last year. The increase is primarily the result of the acquisition of WNDY-TV and WWHO-TV on March 31, 2005, which added $5.1 million and $10.1 million net revenue in the three and nine months ended September 30, 2005, respectively. This increase is offset by decrease of $6.4 million and $10.6 million in political revenues in the comparable periods of 2005, respectively. We expect political revenue to decrease substantially in 2005, as it is not an election year in most of our markets.
Operating Costs and Expenses
Direct operating expenses (excluding depreciation and amortization of intangible assets), consisting primarily of news, engineering, programming and music licensing costs and excluding depreciation and amortization expense, increased $2.2 million, or 8%, and $5.2 million, or 7%, for the three and nine months ended September 30, 2005, respectively, compared to the same periods last year. The increase is primarily due to general cost increases in salaries, an increase in local production costs in Puerto Rico, our acquisition of WNDY-TV and WWHO-TV on March 31, 2005, which added $0.8 million and $1.2 million of expenses to the three and nine months ended September 30, 2005, respectively, and the

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
consolidation of Banks Broadcasting on March 31, 2004, which added $0.3 million of such expenses for the three months ended March 31, 2005.
Selling, general and administrative expenses, consisting primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses, increased $3.5 million, or 15%, and $8.1 million, or 12%, for the three and nine months ended September 30, 2005, respectively, compared to the same periods last year. The increase is primarily the result of $1.4 million and $2.8 million for the three and nine months ended September 30, 2005, respectively, in additional expenses related to our acquisition of WNDY-TV and WWHO-TV on March 31, 2005 and increased expenses of $0.8 million for the three months ended March 31, 2005 attributable to the consolidation of Banks Broadcasting effective March 31, 2004. The remaining increase resulted primarily from a combination of a general cost increase in salespersons commissions and increased bad debt expense for the nine months ended September 30, 2005.
Amortization of program rights represents costs associated with the acquisition of syndicated programming, features and specials. Amortization of program rights increased $0.4 million, or 5%, and $1.1 million, or 6%, for the three and nine months ended September 30, 2005, respectively, compared to the same periods last year. The acquisition of WNDY-TV and WWHO-TV on March 31, 2005 increased program amortization $1.2 million and $2.4 million for the three and nine months ended September 30, 2005, respectively. This increase was offset by lower programming costs at our remaining stations.
Corporate expenses, consisting of costs associated with the centralized management of our stations, decreased $1.2 million and increased $1.1 million for the three and nine months ended September 30, 2005, respectively, compared to the same periods last year. The decrease in the three months ended September 30, 2005 was primarily the result of higher executive compensation in the same period last year, including severance costs of $0.9 million related to the departure of a company executive. The increase in the nine months ended September 30, 2005 was primarily attributable to an increase in stock-based compensation of $1.5 million for the nine months ended September 30, 2005 compared to the same period last year.
Depreciation and amortization of intangible assets decreased $0.6 million, or 7%, and increased $0.5 million, or 2%, for the three and nine months ended September 30, 2005, respectively, compared to the same periods last year. The changes were primarily the result of our acquisition of WNDY-TV and WWHO-TV on March 31, 2005 which added $0.6 million and $1.0 million in depreciation and amortization for the three and nine months ended September 30, 2005, respectively. This increase was offset by a decrease in depreciation expense due to our capital expenditures from prior years which have reached the end of their useful life and therefore are fully depreciated but have not yet had to be replaced.

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
Other (Income) Expense
Interest expense
The following table summarizes our total interest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Components of interest expense, including discount and financing fee amortization
Credit Facility	$2,785	$2,465	$7,549	$7,130
6 1/2% Senior Subordinated Notes	6,334	3,376	18,206	10,166
6 1/2% Senior Subordinated Notes — Class B	69	—	69	—
2.50% Exchangeable Senior Subordinated Debentures	1,888	1,870	5,654	5,651
8% Senior Notes	—	3,295	1,501	11,751
Other interest (income) expense, net	39	(118)	(119)	(284)

Total interest expense, net	$11,115	$10,888	$32,860	$34,414

Interest expense, net increased $0.2 million, or 2%, for the three months ended September 30, 2005 compared to the same period last year due to higher outstanding borrowings and a higher average interest rate during the three months ended September 30, 2005. Net interest expense decreased $1.6 million, or 5%, for the nine months ended September 30, 2005 compared to the same period last year due to a lower average interest rate during the nine months ended September 30, 2005.
Gain on derivative instruments consists of mark-to-market adjustments of the embedded derivative features contained in our 2.50% Exchangeable Senior Subordinated Debentures and interest rate swap arrangements that we entered into during the second quarter of 2005. We used an interest rate swap arrangement, not designated as a hedging instrument under SFAS No. 133, “Accounting for Derivative and Hedging Activities”, as amended, to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. Gain on derivative instruments decreased $7.2 million and $10.2 million for the three and nine months ended September 30, 2005, respectively, due to fluctuations in forecasted market interest rates.
Other Items
We recorded losses of $1.1 million for the three months ended September 30, 2005 related to the write-off of unamortized financing fees in connection with the early extinguishment of the term loan portion of our credit facility. We recorded losses of $13.4 million and $4.4 million for the nine months ended September 30, 2005 and 2004, respectively, related to the write-off of unamortized financing fees and discounts and associated costs in connection with the early extinguishment of our 8% Senior Notes due 2008 and the term loan portion of our credit facility.
Provision for Income Taxes
We recorded a provision for income taxes of $4.8 million and $6.9 million for the three months and nine months ended September 30, 2005, respectively, compared to $7.8 million and $17.0 million for the same periods last year, respectively. The provision for income taxes for the nine months ended September 30, 2005 included a discrete income tax benefit of $4.7 million on the $13.4 million loss on extinguishment of debt incurred during the first nine months of 2005. Our annual effective income tax rate was 45.7% as of September 30, 2005, excluding the $13.4 million loss on the extinguishment of debt. The effective income tax rate increased from 43.9% at June 30, 2005 due primarily to a change in the Company’s estimates of annual operating income before taxes and a non-deductible withdrawal from the executive deferred compensation plan. In 2004, we used the discrete method to calculate income tax expense.

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
Liquidity and Capital Resources
Our principal sources of funds for working capital have historically been cash from operations, the issuance of debt securities and borrowings under our credit facility. At September 30, 2005, we had cash of $13.1 million and a $160.0 million committed revolving credit facility of which $75.0 million was outstanding at September 30, 2005, leaving $85.0 million committed, but undrawn.
Description of Indebtedness
On September 29, 2005, we issued $190.0 million aggregate principal amount of 6 1/2% Senior Subordinated Notes — Class B due 2013. The proceeds from the issuance of the 6 1/2% Notes — Class B were used to repay the $170.0 million term loan under our credit facility with the balance used to repay a portion of our outstanding revolving indebtedness under the credit facility.
On January 28, 2005, we issued an additional $175.0 million aggregate principal amount of our 6 1/2% Senior Subordinated Notes due 2013. The proceeds from the sale of the 6 1/2% Notes were used to repurchase or redeem $166.4 million principal amount of the 8% Senior Notes due 2008.
We entered into a new credit facility on November 4, 2005 that included a $275.0 million term loan and a $275.0 million revolving credit facility, both of which mature in 2011. Borrowings under the new credit facility bear interest at a rate based, at our option, on an adjusted LIBOR rate, plus an applicable margin range of 0.625% to 1.50%, or an adjusted base rate, plus an applicable margin range of 0.0% to 0.50% depending in each case on certain ratios. The proceeds of the credit facility will be used to complete the purchase of the Emmis stations during the fourth quarter of 2005 through the second quarter 2006 and repay the balance on the prior credit facility. The Company expects to incur additional extinguishment costs of $1.0 million related to the extinguishment of the credit facility during the fourth quarter of 2005.
The following summarizes our indebtedness (in thousands):

	September 30,	December 31,
	2005	2004
Credit Facility	$75,000	$158,500
$166,440, 8% Senior Notes due 2008 (net of discount of $2,884)	—	163,556
6 1/2% Senior Subordinated Notes due 2013	375,000	200,000
6 1/2% Senior Subordinated Notes due 2013 - Class B (net of discount of $14,748)	175,252	—
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $11,056 and $14,215 at September 30, 2005 and December 31, 2004, respectively)	113,944	110,785

Total debt	739,196	632,841
Less current portion	—	6,573

Total long-term debt	$739,196	$626,268

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
Our credit facility may be used for general corporate purposes, acquisitions of certain assets and the redemption of up to $50 million of our publicly traded securities. The credit facility permits us to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time.
Our credit facility contains covenants that, among other things, restrict the ability of our subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the businesses conducted by them, make capital expenditures, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We are required, under the terms of the our credit facility, to comply with specified financial ratios, including minimum interest coverage ratio, maximum leverage ratio and minimum fixed charge coverage ratio. We are in compliance with the covenants under the credit facility.
The credit facility also contains provisions that prohibit any modification of the indentures governing our senior subordinated notes in any manner adverse to the lenders and that limit our ability to refinance or otherwise prepay our senior subordinated notes without the consent of such lenders.
Each of our 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes due 2013 — Class B each bear interest at the rate of 6.5% per annum, payable semi-annually in arrears, with a final maturity date of May 15, 2013. Our 2.50% Exchangeable Senior Subordinated Debentures bear interest at the rate of 2.50% per annum, payable semi-annually in arrears, with a final maturity date of May 15, 2033. The holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.
Our 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes due 2013 — Class B and our 2.50% Exchangeable Senior Subordinated Debentures each are unsecured and are subordinated in right of payment to amounts owed under our credit facility.
The indentures governing the 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes due 2013 — Class B and 2.50% Exchangeable Senior Subordinated Debentures contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also contain change of control provisions that may require us to purchase all or a portion of each of our 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes due 2013 – Class B at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest, and our 2.50% Exchangeable Senior Subordinated Debentures at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest.

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
Contractual Obligations
The following table summarizes our estimated material contractual cash obligations at September 30, 2005 (in thousands)

	October -
	December
	2005	2006-2008	2009-2010	Thereafter	Total

Principal payments and mandatory redemptions on debt (1)	$75,000	$—	$—	$765,000	$840,000
Cash interest on debt (2)	14,598	158,610	86,837	123,439	383,484
Program payments (3)	6,587	55,976	14,092	7,325	83,980
Operating leases (4)	508	2,591	1,736	3,398	8,233
Local marketing agreement payments (5)	912	1,069	—	—	1,981

Total	$97,605	$218,246	$102,665	$899,162	$1,317,678

(1)	We repaid the revolving portion of our credit facility on November 4, 2005 as the result of entering into our new credit facility (See “Description of Indebtedness” above). We are obligated to pay our 6 1/2% Senior Subordinated Notes and our 6 1/2% Senior Subordinated Notes due 2013 — Class B in May 2013 and our 2.50% Exchangeable Senior Subordinated Debentures in May 2033. The holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to purchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

(2)	We have contractual obligations to pay cash interest on our credit facility through 2011, our 6 1/2% Senior Subordinated Notes and our 6 1/2% Senior Subordinated Notes due 2013 — Class B through 2013, and our 2.50% Exchangeable Senior Subordinated Debentures through 2033. We may pay contingent interest to holders of the debentures during any six-month period commencing May 15, 2008, if the average trading price of the debentures for a five trading day measurement period immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the debentures. The contingent interest equals 0.25% per annum per $1,000 principal amount of debentures. In addition, we are obligated to pay commitment fees of approximately 0.30% on the unused portion of the revolving credit facility.

(3)	We have entered into commitments to purchase future syndicated news, entertainment, and sports programming. We have recorded $38.6 million of program obligations as of September 30, 2005 and have unrecorded commitments of $45.4 million for programming that is not available to air as of September 30, 2005.

(4)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(5)	We have entered into option agreements that would enable us to purchase KNVA-TV and WNAC-TV for a fixed amount under certain conditions. In connection with these agreements, we are committed to pay minimum future periodic fees totaling $2.0 million as of September 30, 2005.
Net cash provided by operating activities decreased $36.2 million to $25.2 million for the nine months ended September 30, 2005 compared to $61.4 million in the same period last year. The decrease was primarily the result of a decrease in our operating income for the nine months ended September 30, 2005 and one-time program buyout payments of $21.4 million in the nine months ended September 30, 2005 in connection with our acquisition of WNDY-TV and WWHO-TV.
Net cash used in investing activities was $112.3 million for the nine months ended September 30, 2005 compared to net cash provided by investing activities of $2.2 million in the same period last year. This change was primarily the result of

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
our acquisition of WNDY-TV and WWHO-TV for $85.0 million in the nine months ended September 30, 2005, our deposit of $19.5 million paid in connection with entering into an agreement on August 19, 2005 to purchase five stations from Emmis Television and our sale of WEYI-TV for $24.0 million in the nine months ended September 30, 2004.
Net cash provided by financing activities increased $149.0 million to $85.5 million for the nine months ended September 30, 2005 compared to net cash used in financing activities of $63.4 million for the same period last year. This increase is the result of the proceeds from the issuance of our long-term debt of $520.3 million, of which $170.0 is from our credit facility and an additional $175.0 million and $175.3 million is from the issuance of our 6 1/2% Senior Subordinated Notes and our 6 1/2% Senior Subordinated Notes — Class B, respectively. This was offset by an increase in our principal payments on long-term debt of $494.9 million in the nine months ended September 30, 2005 compared to $43.8 million for the same period last year, due to the repayment of $166.4 million of our 8% Senior Notes, $158.5 million of amounts owed under our prior credit facility and $170.0 million of the term loan portion of our credit facility.
We entered into a new credit facility on November 4, 2005 that included a $275.0 million term and a $275.0 million revolving credit facility, both of which mature in 2011. The proceeds of the credit facility will be used to complete the purchase of the Emmis stations during the fourth quarter of 2005 through the second quarter 2006 and repay the balance on the prior credit facility. We expect to incur additional extinguishment costs of $1.0 million related to the extinguishment of the prior credit facility during the fourth quarter of 2005.
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
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which was to be effective for reporting periods beginning after June 15, 2005. In April 2005, the FASB announced that the effective date of SFAS No. 123(R), has been delayed until the first quarter of 2006. SFAS No. 123(R) requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB Opinion 25, we record the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123(R), we will be required to measure compensation expense over the vesting period of the options based on the fair value of the stock options at the date the options are granted. As allowed by SFAS No. 123(R), we have elected to use the Black-Scholes method of valuing options and the Modified Prospective Application, which applies SFAS No. 123(R) to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, We have adopted SFAS No. 123(R) effective October 1, 2005 and expect to record compensation expense of approximately $520,000 during the fourth quarter of 2005
In March 2005, the SEC staff issued SAB 107, which express views of the staff regarding the interaction between SFAS No.123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R).
In March 2005, the FASB issued FIN No. 47, which is effective for all reporting periods ending after December 15, 2005. FIN 47 requires that an entity shall recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonable estimated, rather than when the obligation is incurred,

LIN TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS — Continued
generally upon acquisition, construction, or development and/or through the normal operation of the asset as required by FASB Statement No. 143. An asset retirement obligation would be reasonably estimable if (a) it is evident that the fair value of the obligation is embodied in the acquisition price of the asset, (b) an active market exists for the transfer of the obligation, or (c) sufficient information exists to apply an expected present value technique. The provisions of FIN 47 are not expected to have a material impact on our consolidated financial statements.
In May 2005, the FASB issued SFAS 154, which is effective for changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are not expected to have a material impact on our consolidated financial statements.
In June 2005, the FASB issued guidance on SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”) in Derivative Implementation Group (“DIG”) Issue B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (“DIG Issue B38”) and B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” (“DIG Issue B39”). The guidance in DIG Issue B38 clarifies that the potential settlement of a debtor’s obligation to a creditor that would occur upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. The guidance in DIG Issue B39 clarifies that an embedded call option that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower), it is underlying an interest rate index and the investor will recover substantially all of its initial net investment. We adopted the DIG issues effective April 1, 2005 and neither DIG issue had a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our credit facilities, which are priced based on certain variable interest rate alternatives, expose us to market risk. There was $75.0 million outstanding as of September 30, 2005 under our revolving line of credit included in our credit facility. As of September 30, 2005, we were party to an interest rate swap agreement, not designated as a hedging instrument under SFAS No. 133, in the notional amount of $100.0 million to manage exposure to interest rate risk associated with the variable rate portion of our credit facility.
Our 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features embedded in our 2.50% Exchangeable Senior Subordinated Debentures and our interest rate swap agreement are recorded at fair market value in the line items “Other liabilities” and “Other assets”, respectively.
We have recorded a gain on derivative instruments in connection with the mark-to-market of these derivative instruments of $1.9 million and $3.5 million in the three and nine months ended September 30, 2005, respectively, compared to a gain of $9.0 million and $13.6 million, respectively, for the same periods last year.
We are also exposed to market risk related to changes in the interest rates through our investing activities. With respect to borrowings, our ability to finance future acquisition transactions may be adversely affected if we are unable to obtain appropriate financing at acceptable rates.
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information
Item 1. Legal Proceedings
We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 17, 2005, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $200.0 million of LIN TV’s class A common stock. Share repurchases under the program may be made from time to time in the open market or in privately negotiated transactions. There were no shares repurchased under the program during the three months ended September 30, 2005.
Item 4. Submission of Matters to a Vote of Security Holders
On September 15, 2005, the holders of class B common stock of LIN TV Corp., acting by written consent as a single class, authorized the issuance and sale by LIN Television Corporation of $190.0 million aggregate principal amount of 6 1/2% Senior Subordinated Notes due 2013 — Class B.
Item 6. Exhibits
Exhibits:

3.1.	Second Amended and Restated Certificate of Incorporation of LIN TV Corp. as amended (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 of LIN TV Corp. and LIN Television Corporation (file nos. 001-31311 and 000-25206) and incorporated by reference herein).

3.2.	Second Amended and Restated Bylaws of LIN TV Corp. as amended (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 of LIN TV Corp. and LIN Television Corporation (file nos. 001-31311 and 000-25206) and incorporated by reference herein).

3.3.	Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

3.4.	Restated By-laws of LIN Television Corporation (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 of LIN TV Corp. and LIN Television Corporation (file nos. 001-31311 and 000-25206) and incorporated by reference herein).

4.1.	Specimen of stock certificate representing LIN TV Corp. Class A Common stock, par value $.01 per share (filed as Exhibit 4.1 to LIN TV Corp.’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

4.2.	Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 6 1/2% Senior Subordinated Notes (filed as Exhibit 4.1 to the Current Report on Form 8-K of LIN TV Corp. and LIN Television Corporation (File Nos. 001-31311 and 000-25206) filed with the SEC on May 14, 2003 and incorporated by reference herein).

4.3.	Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 2.50% Senior Subordinated Debentures (filed as Exhibit 4.2 to the Current Report on Form 8-K of LIN TV Corp. and LIN Television Corporation (File Nos. 001-31311 and 000-25206) filed with the SEC on May 14, 2003 and incorporated by reference herein).

4.4.	Indenture, dated as of September 29, 2005, among LIN Television Corporation, as Issuer, the Guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, for the 6 1/2% Senior Subordinated Notes due 2013 – Class B (filed as Exhibit 4.1 to the Current Report on Form 8-K of LIN TV Corp. and LIN Television Corporation filed with the SEC on October 5, 2005 (File No. 000-25206) and incorporated by reference herein)

4.5.	Supplemental Indenture, dated as of March 10, 2005, among WAPA America, Inc., WWHO Broadcasting, LLC, LIN Television Corporation and The Bank of New York, as Trustee, for the 2.50% Exchangeable Senior Subordinated Debentures due 2033.

4.6.	Supplemental Indenture, dated as of March 10, 2005, among WAPA America, Inc., WWHO Broadcasting, LLC, LIN Television Corporation and The Bank of New York, as Trustee, for the 6 1/2% Senior Subordinated Notes due 2013.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN TV Corp.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation.

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN TV Corp.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN TELEVISION CORPORATION

Dated:
November 9, 2005	By:	/s/ Vincent L. Sadusky

Vincent L. Sadusky
Vice President — Chief Financial Officer and Treasurer

	By:	/s/ William A. Cunningham

William A. Cunningham
Vice President and Controller
(Principal Accounting Officer)

Item 1. Financial Statements

LIN TELEVISION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$13,145	$14,797
Accounts receivable, less allowance for doubtful accounts (2005 - $1,484; 2004 - $1,450)	68,446	70,639
Program rights	23,238	17,312
Other current assets	7,306	3,790

Total current assets	112,135	106,538
Property and equipment, net	197,682	197,565
Deferred financing costs	15,743	11,060
Equity investments	64,467	65,813
Program rights	13,189	12,165
Other assets	37,832	16,043
Goodwill	612,906	583,105
Broadcast licenses and other intangible assets, net	1,123,360	1,066,135

Total assets	$2,177,314	$2,058,424

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,573
Accounts payable	2,599	7,774
Accrued interest expense	10,866	8,118
Accrued sales volume discount	3,924	6,462
Other accrued expenses	18,200	13,483
Program obligations	29,781	23,278

Total current liabilities	65,370	65,688
Long-term debt, excluding current portion	739,196	626,268
Deferred income taxes, net	439,306	445,695
Program obligations	8,787	12,008
Other liabilities	48,343	38,344

Total liabilities	1,301,002	1,188,003

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 179,322 and 173,822 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	14,627	14,458

Stockholders’ equity:
Common stock, $0.01 par value; 1,000 authorized, issued and outstanding	—	—
Additional paid-in capital	1,078,443	1,072,320
Deferred compensation	(3,962)	—
Accumulated deficit	(198,206)	(201,767)
Accumulated other comprehensive loss	(14,590)	(14,590)

Total stockholders’ equity	861,685	855,963

Total liabilities, preferred stock and stockholders’ equity	$2,177,314	$2,058,424

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues	$90,827	$91,005	$267,708	$267,187

Operating costs and expenses:

Direct operating (excluding depreciation of $6.6 million and $7.5 million for the three months ended September 30, 2005 and 2004, respectively, and $22.8 million and $22.7 million for the nine months ended September 30, 2005 and 2004, respectively)	27,788	25,638	80,859	75,658
Selling, general and administrative	26,192	22,737	77,838	69,725
Amortization of program rights	6,833	6,481	19,222	18,116
Corporate	4,362	5,542	14,716	13,570
Depreciation and amortization of intangible assets	7,151	7,728	24,063	23,545

Total operating costs	72,326	68,126	216,698	200,614

Operating income	18,501	22,879	51,010	66,573

Other (income) expense
Interest expense, net	11,115	10,888	32,860	34,414
Share of income in equity investments	(410)	(2,250)	(2,119)	(5,014)
Minority interest in loss of Banks Broadcasting, Inc.	(96)	(226)	(382)	(472)
Gain on derivative instruments	(1,860)	(9,026)	(3,455)	(13,646)
Loss on extinguishment of debt	1,082	—	13,412	4,447
Other, net	95	917	261	1,138

Total other expense, net	9,926	303	40,577	20,867

Income from continuing operations before provision for income taxes and cumulative effect of change in accounting principle	8,575	22,576	10,433	45,706
Provision for income taxes	4,789	7,760	6,872	16,960

Income from continuing operations before cumulative effect of change in accounting principle	3,786	14,816	3,561	28,746

Discontinued operations:

Income from discontinued operations, net of tax provision of $311	—	—	—	(44)
Loss from sale of discontinued operations, net of tax benefit of $1,094	—	—	—	1,284
Cumulative effect of change in accounting principle, net of tax effect of $0	—	—	—	(3,290)

Net income	$3,786	$14,816	$3,561	$30,796

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES:
Net income	$3,561	$30,796
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	24,063	23,545
Amortization of financing costs and note discounts	4,654	6,036
Amortization of program rights	19,222	18,116
Program payments	(21,545)	(18,336)
Program buyout payments related to acquisitions	(21,420)	—
Loss on extinguishment of debt	13,412	4,447
Cumulative effect of change in accounting principle, net of tax impact	—	(3,290)
Gain on derivative instruments	(3,455)	(13,646)
Share of income in equity investments	(2,119)	(5,014)
Deferred income taxes, net	5,351	13,000
Stock-based compensation	1,844	346
Other, net	816	890

Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	1,951	5,092
Program rights, net of program obligations	—	233
Other assets	(2,664)	(4,146)
Accounts payable	(1,398)	(1,122)
Accrued interest expense	2,748	(756)
Accrued sales volume discount	(2,538)	(1,766)
Other liabilities	2,668	6,957

Net cash provided by operating activities	25,151	61,382

INVESTING ACTIVITIES:
Capital expenditures	(8,581)	(17,500)
Investment in equity investments	—	(650)
Capital contribution from minority interest in Banks Broadcasting, Inc.	550	—
Distributions from equity investments	3,464	5,503
Acquisition of broadcast licenses	(232)	(9,152)
Deposit on acquisition of business	(19,500)
Payments for business combinations	(85,000)	—
Proceeds from sale of broadcast licenses and related operating assets	—	24,000
Other, net	(3,044)	29

Net cash (used in) provided by investing activities	(112,343)	2,230

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	1,935	1,563
Proceeds from issuance of long-term debt	520,252	—
Long-term debt financing costs	(9,599)	(147)
Net proceeds from revolver debt	75,000	(18,000)
Principal payments on long-term debt	(494,940)	(43,810)
Cash expenses associated with early extinguishment of debt	(7,108)	(3,016)

Net cash provided by (used) in financing activities	85,540	(63,410)

Net (decrease) increase in cash and cash equivalents	(1,652)	202
Cash and cash equivalents at the beginning of the period	14,797	9,475

Cash and cash equivalents at the end of the period	$13,145	$9,677

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TELEVISION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 1 — Basis of Presentation
LIN Television Corporation, (“LIN Television” or the “Company”), is a television station group operator in the United States and Puerto Rico. LIN TV Corp. and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”). LIN TV Corp. is the parent
LIN TV Corp. guarantees all debt of LIN Television. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee all of the Company’s debt on a joint and several basis.
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
The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. (“Banks Broadcasting”), which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company consolidates the results of operations and financial condition of Banks Broadcasting in accordance with FIN 46R – “Consolidation of Variable Interest Entities (Revised December 2003) – an Interpretation of ARB No. 51.” All intercompany transactions have been eliminated in consolidation. The resulting consolidated balance sheet of the Company does not reflect any voting equity minority interest since Banks Broadcasting has incurred cumulative losses and as such the minority interest would be in a deficit position at September 30, 2005.
Hicks Muse has a substantial economic interest in 21st Century Group, LLC, which owns 18% of the preferred stock of Banks Broadcasting. This constitutes a 36% interest in the preferred stock of Banks Broadcasting as it is reflected on the Company’s balance sheet.
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
The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income, as reported	$3,786	$14,816	$3,561	$30,796
Add: Stock-based employee compensation expense, included in reported net income, net of related tax effect	55	70	1,106	208
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(465)	(1,016)	(1,287)	(2,516)

Pro forma net income	$3,376	$13,870	$3,380	$28,488

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions during the three and nine months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Volatility	24%	24%	24%	24%
Risk-free interest rates	3.7 - 3.8%	2.0 - 3.2%	3.7 - 3.8%	2.0 - 4.4%
Weighted average expected life	4.5 years	4.5 years	4.5 years	5 years
Dividend yields	0%	0%	0%	0%
On September 15, 2005, the Company granted an aggregate of 264,000 shares of restricted stock with a grant date fair value of $14.88 per share. The fair value of the restricted shares is expensed over the period during which the restrictions lapse. The shares vest equally over a five-year period, subject to acceleration in certain circumstances if stated performance goals are attained. During the three months ended September 30, 2005, the Company recorded compensation expense of $38,000 in connection with the restricted stock grants.

Note 3 — Acquisitions and Dispositions
On August 19, 2005, the Company entered into an agreement with Emmis Television to acquire five network-affiliated television stations for $260.0 million in cash. Pursuant to the agreement, the Company deposited $19.5 million into an escrow fund, which will be applied to the payment of the purchase price at closing. This amount has been included in the “Other Assets” line item on the Company’s balance sheet as of September 30, 2005. The agreement provides for the possibility of different closing dates for each station group. The closing dates are expected to occur during the fourth quarter of 2005 through the second quarter of 2006 depending on when Federal Communication Commission (“FCC”) consent is received. The Company intends to fund the remaining purchase price due at closing with proceeds from its credit facility.
On March 31, 2005, the Company acquired the broadcast licenses and certain operating assets and liabilities of WNDY-TV, the UPN affiliate serving Indianapolis, Indiana and WWHO-TV, the UPN affiliate serving Columbus, Ohio from Viacom, Inc. for $85.0 million in cash, which was funded by a combination of cash on hand and proceeds from the Company’s credit facility.
In addition to the $18.0 million of program obligations recorded by the Company in connection with the acquisition of WNDY-TV and WWHO-TV, the Company recorded $21.3 million in other liabilities related to estimated losses on acquired program obligations, which represents the estimated excess of program obligations over the fair value of program rights that are unrecorded in accordance with SFAS No. 63 “Accounting for Broadcasters.” The Company paid $21.4 million related to buyouts of certain recorded and unrecorded program obligations of these stations during the three months ended September 30, 2005. The Company has recorded $0.8 million as of September 30, 2005 in other liabilities in connection with the acquisition of WNDY-TV and WWHO-TV relating to employee severance costs and certain contractual costs as a result of the Company’s plans to centralize the master control operations of WNDY-TV and WWHO-TV at the Company’s technology center in Indianapolis, Indiana, as well as transaction costs in connection with the acquisitions.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of the assets acquired and therefore the allocation of the purchase price is preliminary (in thousands):

	WNDY-TV	WWHO-TV
Accounts receivable	$437	$87
Program rights, short-term	2,239	2,134
Other current assets	491	2,054
Property and equipment	7,373	7,433
Program rights, long-term	2,968	3,826
Broadcast licenses and other intangibles	32,687	25,527
Goodwill	19,496	10,300
Deferred tax assets	7,868	3,872

Total assets	$73,559	$55,233

Program obligations, short-term	4,803	2,980
Program obligations, long-term	7,395	7,277
Other long-term liabilities	13,861	7,476

Total liabilities	$26,059	$17,733

Purchase Price	$47,500	$37,500

The following table sets forth unaudited pro forma information of the Company as if the acquisition of WNDY-TV and WWHO-TV had occurred on January 1, 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues	$90,827	$96,464	$272,364	$283,571
Operating income	18,501	23,186	50,306	67,460
Net income	3,786	14,819	2,978	30,784
On January 14, 2004 and May 6, 2004, the Company purchased the broadcast license and certain assets of WIRS-TV in Yauco, Puerto Rico for $4.5 million and WTIN-TV in Ponce, Puerto Rico for $4.9 million, respectively. Both purchases were funded by borrowings from the Company’s former revolving credit facility.
On May 14, 2004, the Company completed the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million. The operating results of this station for the three and nine-month periods ended September 30, 2004 have been excluded from continuing operations and included in discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
The following table presents summarized information for WEYI-TV included in the historical results:

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Net revenues	$—	$3,257
Operating income	—	960
Net income	—	884
Note 4 — Investments
     The Company has investments in two ventures with third parties, through which it has an interest in television stations. The following presents the Company’s basis in these ventures (in thousands):

	September 30,	December 31,
	2005	2004
NBC Universal joint venture	$54,439	$55,604
WAND (TV) Partnership	10,028	10,209

	$64,467	$65,813

Joint Venture with NBC Universal: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest in the joint venture. The Company received distributions of $0.4 million and $2.2 million from the joint venture in the three months ended September 30, 2005 and 2004, respectively, and $3.5 million and $5.5 million in the nine months ended September 30, 2005 and 2004, respectively.
The following presents the summarized financial information of the joint venture (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$19,216	$27,923	$60,916	$75,682
Other expense	(16,401)	(16,487)	(49,634)	(48,921)
Net income	2,815	11,436	11,282	26,761

	September 30,	December 31,
	2005	2004
Current assets	$10,270	$12,675
Non-current assets	231,033	233,957
Current liabilities	1,087	724
Non-current liabilities	815,500	815,500
WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest in the partnership. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company under this arrangement were $349,000 and $478,000 as of September 30, 2005 and December 31, 2004, respectively.
The following tables present the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues	$1,612	$1,440	$4,757	$4,737
Operating loss	(506)	(165)	(580)	(269)
Net loss	(491)	(243)	(542)	(346)

	September 30,	December 31,
	2005	2004
Current assets	$3,428	$3,317
Non-current assets	23,750	24,283
Current liabilities	1,066	917
Non-current liabilities	2	32

Note 5 — Intangible Assets
The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	September 30,	December 31,
	2005	2004
Amortized Intangible Assets:
LMA purchase options	$3,300	$3,300
Network affiliations	564	173
Other intangibles	3,116	2,173
Accumulated amortization	(3,989)	(2,776)

	2,991	2,870

Unamortized Intangible Assets:
Broadcast licenses	1,120,311	1,063,265
Other intangibles	58	—

Total broadcast licenses and other intangible assets, net	$1,123,360	$1,066,135
Goodwill	612,906	583,105

Total intangible assets, net	$1,736,266	$1,649,240

The acquisition of WNDY-TV and WWHO-TV on March 31, 2005 increased amortized intangible assets by $1.3 million, increased broadcast licenses and goodwill by $56.8 million and $32.9 million, respectively, and increased other unamortized intangible assets by $0.1 million during the nine months ended September 30, 2005. The Company is in the process of obtaining third-party valuations of all acquired intangible assets; thus, the allocation of the purchase price of WNDY-TV and WWHO-TV is based on preliminary estimates.
The following table summarizes the aggregate amortization expense for all periods presented as well as the estimated amortization expense for the next five years (in thousands):

	Three Months Ended		Nine Months Ended		Estimated amortization expense
	September 30,		September 30,		For the Year Ended December 31,
	2005	2004	2005	2004	2005	2006	2007	2008	2009

Amortization expense	$547	$270	$1,213	$825	$1,611	$374	$53	$43	$43
Approximately $1.7 billion, or 80%, of the Company’s total assets as of September 30, 2005 consisted of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the impairment testing of goodwill. The Company will perform its annual impairment testing during the fourth quarter of 2005. If at any point in the future the value of these intangible assets decreased, the Company could be required to incur an impairment charge that could significantly adversely impact reported results of operations and stockholders’ equity. The Company’s common stock currently trades at a price that results in a market capitalization that is less than total stockholder’s equity as of September 30, 2005, and has done so since April 2005, which may indicate a valuation for the Company’s intangible assets different from the amount reflected in the Company’s condensed consolidated financial statements. If the Company is required to write down intangible assets in future periods, it would reduce net income, which could have a material adverse effect on the results of operations and the trading price of LIN TV Corp.’s class A common stock.

Note 6 —Debt
Debt consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Credit Facility	$75,000	$158,500
$166,440, 8% Senior Notes due 2008 (net of discount of $2,884)	—	163,556
6 1/2% Senior Subordinated Notes due 2013	375,000	200,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 — Class B net of discount of $14,748)	175,252	—
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $11,056 and $14,215 at September 30, 2005 and December 31, 2004, respectively)	113,944	110,785

Total debt	739,196	632,841
Less current portion	—	6,573

Total long-term debt	$739,196	$626,268

On September 29, 2005, the Company issued $190.0 million aggregate principal amount of 6 1/2% Senior Subordinated Notes due 2013 — Class B. The proceeds from the issuance of the 6 1/2% Class B Notes were used to repay the $170.0 million term loan under the Company’s credit facility and the remaining proceeds used to repay a portion of the outstanding revolving indebtedness under the credit facility. During the three months ended September 30, 2005, the Company incurred fees of $3.5 million in connection with the issuance of these notes, which is being amortized over the life of the notes.
On January 28, 2005, the Company issued an additional $175.0 million aggregate principal amount of its 6 1/2% Senior Subordinated Notes due 2013. The proceeds from the issuance of the 6 1/2% Notes were used to repurchase $166.4 million principal amount of the Company’s 8% Senior Notes due 2008. During the nine months ended September 30, 2005, the Company incurred fees of $3.8 million in connection with the issuance of these notes, which is being amortized over the life of the notes.
The Company entered into a credit facility on March 11, 2005 that included a $170.0 million term loan with a maturity date of March 11, 2011 and a $160.0 million revolving credit facility with a maturity date of June 30, 2010. The proceeds of the term loan were used to repay the balance on an existing term loan. The $170.0 million term loan was subsequently repaid with a portion of the proceeds from the issuance of the 6 1/2% Senior Subordinated Notes due 2013 — Class B on September 29, 2005. The Company used $50.0 million of the revolving credit facility and existing cash on hand to acquire WNDY-TV and WWHO-TV on March 31, 2005.
On November 4, 2005, the Company entered into a new credit facility that included a $275.0 million term loan and a $275.0 million revolving credit facility, both of which mature in 2011. Borrowings under the new credit facility bear interest at a rate based, at the Company’s option, on an adjusted LIBOR rate, plus an applicable margin range of 0.625% to 1.50%, or an adjusted based rate, plus an applicable margin range of 0.0% to 0.50%, depending, in each case, on certain ratios.
The terms of the new credit facility provide for customary representations and warranties, negative and affirmative covenants (including financial covenants), and events of default. The new credit facility can be accelerated upon events of default and requires the term loans to be prepaid under certain circumstances with amounts determined by reference to the proceeds from assets sales.
The proceeds of the new revolving credit facility were used to repay the balance on the existing revolving credit facility. The Company intends to use proceeds from the new credit facility to complete the purchase of the Emmis stations in the fourth quarter of 2005 through the second quarter of 2006, pending approval by the FCC and other customary closing conditions and for general corporate purposes, including share repurchases.
The Company incurred charges of $13.4 million during the nine-month period ended September 30, 2005 related to the write-off of unamortized discounts, deferred financing fees and associated costs as a result of the early extinguishment of debt. Financing fees related to the issuance of the $190.0 million 6 1/2% Senior Subordinated Notes due 2013 — Class B and the $175.0 million principal amount of 6 1/2% Senior Subordinated Notes were capitalized and are being amortized over the term of the related debt.
The Company incurred charges of $4.4 million during the nine months ended September 30, 2004, related to the write-off of unamortized discounts, deferred financing fees and associated costs as a result of the early extinguishment of $38.6 million of 8% Senior Notes in a negotiated transaction with an institutional investor.
During the nine months ended September 30, 2005, the Company entered into an interest rate swap agreement in the notional amount of $100.0 million to manage exposure to interest rate risk associated with the variable rate portion of its credit facility. This agreement is not designated as a hedging instrument under SFAS No. 133. The fair value of this agreement at September 30, 2005 resulted in an asset of $0.7 million.
Note 7 — Related Party Transactions
Financial Advisory Agreement:. The Company was party to an Amended and Restated Financial Advisory Agreement, dated February 19, 2002, as amended (the “Financial Advisory Agreement”), with Hicks Muse Partners, pursuant to which the Company reimbursed Hicks Muse Partners, an affiliate of Hicks Muse, for certain expenses incurred by it in connection with rendering services relating to acquisitions, sales, mergers, exchange offers, recapitalization, restructuring or similar transactions allocable to the Company. The Company incurred fees under this arrangement of $12,000 and $27,000 for the three and nine months ended September 30, 2005, respectively, and $4,000 and $14,000 for the three and nine months ended September 30, 2004, respectively The Financial Advisory Agreement was terminated on November 1, 2005 (see Note 11 – Subsequent Events).
Centennial Cable of Puerto Rico: The Company is party to an agreement with Centennial Cable of Puerto Rico, in which Hicks Muse has a substantial economic interest. Centennial Cable provides the Company advertising and promotional services. The Company incurred fees under this arrangement of $25,000 and $90,000 for the three and nine months ended September 30, 2005, respectively, and $28,000 and $77,000 for the three and nine months ended September 30, 2004, respectively.
Banks Broadcasting Inc.: The Company has entered into a management services agreement with Banks Broadcasting to provide specified management, engineering and related services for a fixed fee. Hicks Muse has substantial economic interest in 21st Century Group, LLC, which owns 18% of Banks Broadcasting. Prior to the consolidation of Banks Broadcasting in accordance with FIN 46(R), the Company recognized approximately $50,000 in management fee income for the three months ended March 31, 2004 under the management services agreement.
Note 8 — Contingencies
GECC Note. General Electric Capital Corporation (“GECC”), a subsidiary at General Electric, provided debt financing in connection with the formation of the joint venture with NBC Universal in the form of an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum (“the GECC note”). During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to the Company and to NBC Universal from the excess cash generated by the joint venture of approximately $38.5 million on average each year during the past three years. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, however, the note is recourse to the joint venture with NBC Universal and is guaranteed by LIN TV Corp. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise recoup its principal from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:
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
The joint venture is approximately 80% owned by NBC Universal, and NBC Universal controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC note are primarily within NBC Universal’s control.
Note 9 — Retirement Plans
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
The components of the net periodic benefit cost recognized are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$549	$494	$1,647	$1,494
Interest cost	1,350	1,352	4,050	4,154
Expected return on plan assets	(1,435)	(1,364)	(4,305)	(4,264)
Amortization of prior service cost	30	47	90	125
Amortization of net loss	241	103	723	263

Net periodic benefit cost	$735	$632	$2,205	$1,772

The Company contributed $0.2 million and $0.6 million to the U.S. defined benefit plan during the three and nine months ended September 30, 2005, respectively, and expects to contribute a total of $0.8 million during 2005. The Company also maintains a non-qualified, unfunded Supplemental Excess Retirement Plan from which the Company paid out to retired employees a total of $3,000 and $69,000 during each of the three and nine months ended September 30, 2005.
Note 10 — Share Repurchase Program
On August 17, 2005, the Board of Directors of the Company approved a share repurchase program authorizing the repurchase of up to $200.0 million of LIN TV’s class A common stock. Share repurchases under the program may be made from time to time in the open market or in privately negotiated transactions. There were no shares repurchased under the program during the three months ended September 30, 2005.

Note 11 — Subsequent Events
On November 1, 2005, the Company entered into a termination agreement, terminating the Financial Advisory Agreement with Hicks Muse Partners. The Company did not incur any early termination fees in connection with the termination of the Financial Advisory Agreement.
On November 4, 2005, the Company entered into a new credit facility that included a $275.0 million term loan and a $275.0 million revolving credit facility, both of which mature in 2011. Borrowings under the new credit facility bear interest at a rate based, at the Company’s option, on an adjusted LIBOR rate, plus an applicable margin range of 0.625% to 1.50%, or an adjusted based rate, plus an applicable margin range of 0.0% to 0.50%, depending, in each case, on certain ratios.
The terms of the new credit facility provide for customary representations and warranties, negative and affirmative covenants (including financial covenants), and events of default. The new credit facility can be accelerated upon events of default and requires the term loans to be prepaid under certain circumstances with amounts determined by reference to the proceeds from assets sales.
The proceeds of the new revolving credit facility were used to repay the balance on the existing revolving credit facility. The Company intends to use proceeds from the new credit facility to complete the purchase of the Emmis stations in the fourth quarter of 2005 through the second quarter of 2006 pending approval by the FCC and other customary closing conditions, and for general corporate purposes, including share repurchases.
Note 12 — Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which was to be effective for reporting periods beginning after June 15, 2005. In April 2005, the FASB announced that the effective date of SFAS No. 123(R), has been delayed until the first quarter of 2006. SFAS No. 123(R) requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123(R), the Company will be required to measure compensation expense over the vesting period of the options based on the fair value of the stock options at the date the options are granted. As allowed by SFAS No. 123(R), the Company has elected to use the Black-Scholes method of valuing options and the Modified Prospective Application, which applies SFAS No. 123(R) to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, The Company has adopted SFAS No. 123(R) effective October 1, 2005 and as such expects to record compensation expense of approximately $523,000 during the fourth quarter of 2005.
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
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), which is effective for changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are not expected to have a material impact on the Company’s consolidated financial statements.
In June 2005, the FASB issued guidance on SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”) in Derivative Implementation Group (“DIG”) Issue B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (“DIG Issue B38”) and B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” (“DIG Issue B39”). The guidance in DIG Issue B38 clarifies that the potential settlement of a debtor’s obligation to a creditor that would occur upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. The guidance in DIG Issue B39 clarifies that an embedded call option that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower), it is underlying an interest rate index and the investor will recover substantially all of its initial net investment. The Company adopted the DIG issues effective April 1, 2005 and neither DIG issue had a material impact on the Company’s consolidated financial statements.