Form 10-K
period 2005-12-31
LIN TELEVISION CORP; LIN TV CORP
filed 2006-03-16
CIK 931058, 1166789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☑	Non-accelerated filer☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes ☐         No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the last reported sale price of the registrant’s class A common stock on June 30, 2005 on the New York Stock Exchange) was approximately $377 million.
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	Form 10-K Part III

Portions of the Registrant’s Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders to be held on May 2, 2006	III
NOTE:
This combined Form 10-K is separately filed by LIN TV Corp. and LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction I(1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.
LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at March 1, 2006: 28,189,094 shares.
LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at March 1, 2006: 23,502,059 shares.
LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at March 1, 2006: 2 shares.
LIN Television Corporation common stock, $0.01 par value, issued and outstanding at March 1, 2006: 1,000 shares.

Part I
Item 1.	Business	1
Item 1A.	Risk Factors	20
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	28
Item 3.	Legal Proceedings	29
Item 4.	Submission of Matters to a Vote of Security Holders	29

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
Item 6.	Selected Financial Data	30
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	54
Item 8.	Financial Statements and Supplementary Data	54
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	54
Item 9A.	Controls and Procedures	54
Item 9B.	Other Information	55

Part III
Item 10.	Directors and Executive Officers of the Registrant	56
Item 11.	Executive Compensation	56
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56
Item 13.	Certain Relationships and Related Transactions	56
Item 14.	Principal Accountant Fees and Services	57

Part IV
Item 15.	Exhibits and Financial Statement Schedules	57
Schedule I. Condensed Financial Information of the Registrant		F-93
Supplemental Indenture
Supplemental Indenture
Severance Compensation Agreement
Amendment to the Severance Compensation Agreement
Second Amendment to the Severance Compensation Agreement
Third Amendment to the Severance Compensation Agreement
Fourth Amendment to the Severance Compensation Agreement
Severance Compensation Agreement
First Amendment to the Severance Compensation Agreement
Summary of Executive Compensation Arrangements
Summary of Director Compensation Policies
Subsidiaries
Consent of PricewaterhouseCoopers LLP
Consent of PricewaterhouseCoopers LLP
Consent of KPMG
Certification of CEO Pursuant to Section 302 - LIN TV
Certification of CFO Pursuant to Section 302 - LIN TV
Certification of CEO Pursuant to Section 302 - LIN Television
Certification of CFO Pursuant to Section 302 - LIN Television
Certification of CEO & CFO Pursuant to Section 302 - LIN TV
Certification of CEO & CFO Pursuant to Section 302 - LIN Television Corp

PART I

Item 1.	Business:
Overview
We are an independent television station owner and operator with stations located in the United States and Puerto Rico. At December 31, 2005, our stations covered approximately 10.7% of U.S. television households including Puerto Rico, ranking us one of the largest broadcast television companies. We own or operate 30 stations, including three stations pursuant to local marketing agreements and three low-power stations. In addition, we have equity investments in five other stations. Our stations are primarily located in the top 100 markets.
We provide free, over-the-air broadcasts of our programming 24 hours per day to the communities we are licensed to serve. We are committed to serve the public interest by providing free daily local news coverage, making public service announcements and providing political advertising time to candidates.
We seek to have the largest local television presence in each of our local markets by combining strong network and syndicated programming with leading local news, and by using our multi-channel strategy. This multi-channel strategy enables us to increase our audience share by operating multiple stations in the same market. We currently operate multiple stations in nine of our local markets. Our focus is to continue to enhance our existing and acquired television stations by applying our expertise in technology, sales and news research.
All our stations in the United States are affiliated with one of the national television networks: ABC, CBS, NBC, FOX, UPN, WB, Telefutura or Univision. In Puerto Rico, our primary station broadcasts mostly locally-produced entertainment and news programming, and our second station broadcasts MTV Puerto Rico, which we jointly produce with MTV. We also utilize our locally-produced programming on WAPA America, a U.S. Spanish-language cable channel we launched in 2004.
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

History of losses
We had net losses of $26.1 million and $90.4 million for the year ended December 31, 2005 and 2003, respectively, primarily as a result of the amortization and impairment of intangible assets and interest expense. In addition, as of December 31, 2005, we had an accumulated deficit of $227.9 million. As of December 31, 2005, we had $981.7 million of total debt.
Development of Our Business

Ownership and Organizational Structure
We have owned and operated television stations since 1966. A group of investors, led by Hicks, Muse, Tate & Furst Incorporated (Hicks Muse), acquired LIN Television Corporation on March 3, 1998. On May 3, 2002, LIN TV Corp., the parent of LIN Television Corporation, completed its initial public offering and began trading its class A common stock on the New York Stock Exchange.

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
The following diagram summarizes our organizational structure as of December 31, 2005:
All of the shares of LIN TV’s class B common stock are held by affiliates of Hicks Muse or former affiliates of Hicks Muse. The class B common stock is convertible into class A common stock or class C common stock in various circumstances. The class C common stock is also convertible into class A common stock in certain circumstances. If affiliates of Hicks Muse converted their shares of class B common stock into shares of class A common stock and the shares of class C common stock were converted to shares of class A common stock as of December 31, 2005, the holders of the converted shares of class C common stock would own less than 0.01% of the total outstanding shares of class A common stock and resulting voting power, and the affiliates of Hicks Muse would own 45.5% of the total outstanding shares of class A common stock and resulting voting power.
Hicks Muse has advised us that it has no current intention of converting its shares of class B common stock into shares of class A voting common stock or shares of class C voting common stock.

Our television stations
We operate 30 stations, including three stations pursuant to local marketing agreements and three low-power stations, and have equity investments in five other stations. The following table lists the stations that we either operate or in which we have an equity investment:

								FCC
	DMA				Analog	Digital		license
Market	Rank(1)	Station		Affiliation	Channel	Channel	Status(2)	Expiration

Owned and operated:
Indianapolis, IN	25	WISH-TV		CBS	8	9		8/1/2005	(4)
		WIIH-CA		Univision	17	17		8/1/2005	(4)
		WNDY-TV		UPN	23	32		8/1/2005	(4)
Hartford-New Haven, CT	28	WTNH-TV		ABC	8	10		4/1/2007
		WCTX-TV		UPN	59	39		4/1/2007
Columbus, OH	32	WWHO-TV		UPN	53	46		10/1/2005	(4)
Grand Rapids-Kalamazoo-Battle Creek, MI	39	WOOD- TV	(5)	NBC	8	7		10/1/2005	(4)
		WOTV-TV		ABC	41	20		10/1/2005	(4)
		WXSP- CA	(5)	UPN	Various	Various		10/1/2005	(4)
Norfolk-Portsmouth-Newport News, VA	42	WAVY-TV		NBC	10	31		10/1/2004	(4)
		WVBT-TV		FOX	43	29		10/1/2004	(4)
Albuquerque, NM	46	KRQE- TV	(3)	CBS	13	16		10/1/2006
Buffalo, NY	49	WIVB-TV		CBS	4	39		6/1/2007
		WNLO-TV		UPN	23	32		6/1/2007
Providence, RI-New Bedford, MA	51	WPRI-TV		CBS	12	13		4/1/2007
		WNAC-TV		FOX	64	54	LMA	4/1/2007
Austin, TX	53	KXAN- TV	(3)	NBC	36	21		8/1/2006
		KNVA-TV		WB	54	49	LMA	8/1/2006
		KBVO- CA	(5)	Telefutura	Various	Various		8/1/2006
Dayton, OH	59	WDTN-TV		NBC	2	50		10/1/2005	(4)
Mobile/ Pensacola, FL	62	WALA-TV		FOX	10	9		4/1/2013
		WBPG-TV		WB	55	TBD	LMA	4/1/2005	(4)
Green Bay, WI	69	WLUK-TV		FOX	11	51		12/1/2005
Toledo, OH	70	WUPW-TV		FOX	36	46		10/1/2005	(4)
Fort Wayne, IN	106	WANE-TV		CBS	15	31		8/1/2005	(4)
Springfield-Holyoke, MA	108	WWLP-TV		NBC	22	11		4/1/2007
Terre Haute, IN	150	WTHI-TV		CBS	10	24		8/1/2005	(4)
Lafayette, IN	191	WLFI-TV		CBS	18	11		8/1/2005	(4)
San Juan, PR	—	WAPA- TV	(3)	IND	4	27		2/1/2013
		WJPX- TV	(3)	IND	24	21		2/1/2013
Operated Under NBC Joint Venture
Dallas-Forth Worth, TX	7	KXAS-TV		NBC	5	41	JV	8/1/2006
San Diego, CA	26	KNSD-TV		NBC	39	40	JV	6/1/2006
Operated by Banks Broadcasting, Inc.
Wichita, KS	67	KWCV-TV		WB	33	31	JV	6/1/2006
Boise, ID	119	KNIN-TV		UPN	9	10	JV	10/1/2006
Operated by WAND (TV) Partnership
Champaign-Springfield-Decatur, IL	82	WAND-TV		NBC	17	18	JV	12/1/2005	(4)

(1)	Designated Market Area (“DMA”) rank estimates are taken from Nielsen Media Research (“Nielsen”) Local Universe Estimates for the 2005-2006 Broadcast Season, September 24, 2005. There are 210 DMAs in the United States.

(2)	All of our stations are owned and operated except for those stations noted as “LMA” which indicates stations to which we provide services under a local marketing agreement (see “Distribution of Programming — Full-power Television” for a description of these agreements on page 12) and noted as “JV” which indicates a station owned and operated by a joint venture in which we are a party.

(3)	KRQE-TV includes two satellite stations, KBIM-TV and KREZ-TV. KXAN-TV includes a satellite station KXAM-TV. WAPA-TV includes two satellite stations, WTIN-TV and WNJX-TV. WJPX-TV includes three satellite stations, WIRS-TV, WJWN-TV and WKPV-TV. We own and operate all of these satellite stations, which broadcast identical programming to the primary station.

(4)	License renewal applications have been filed with the FCC and are currently pending for the stations noted. We expect these renewals to be granted during 2006.

(5)	These stations have low power television stations and translators to extend their programming to areas not covered by the signals of the primary stations.
We have a 20% equity interest, and a subsidiary of General Electric Company holds the remaining 80% interest, in a joint venture, which is a limited partner in a venture that owns television stations KXAS-TV, an NBC affiliate in Dallas, Texas and KNSD-TV, an NBC affiliate in San Diego, California. NBC is the general partner of the venture and operates the two stations pursuant to a management agreement. General Electric Capital Corporation (“GECC”), another subsidiary of General Electric Company, provided debt financing for the joint venture in the form of an $815.5 million, 25-year non-amortizing senior secured note bearing an interest rate of 8.0% per annum until March 2, 2013 and 9% per annum thereafter (“GECC Note”). We expect that the interest payments on the GECC Note will be serviced solely by the cash flow of the joint venture. All cash generated by the joint venture and available for distribution will be distributed to us and NBC based on our respective equity interests. During the year ended December 31, 2005, the venture generated $83.9 million of revenue and $4.5 million of cash was distributed to us.
We also hold a 50% non-voting equity interest in Banks Broadcasting, Inc. (“Banks Broadcasting”), which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas, and KNIN-TV, a UPN affiliate in Boise, Idaho. We provide cash management, accounting and engineering support services to Banks Broadcasting in exchange for a fixed annual fee pursuant to a management services agreement with Banks Broadcasting. In addition, we provide 50% of the capital contributions that are required to fund capital expenditures for property, plant and equipment and for any working capital shortfalls that are incurred by Banks Broadcasting. During the year ended December 31, 2005, Banks Broadcasting generated $5.7 million of revenue and did not distribute any cash to us. Effective March 31, 2004, we began accounting for our investment in Banks Broadcasting under FASB Interpretation No. 46 (“FIN 46R”) “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” which requires us to consolidate Banks Broadcasting in our financial statements.
We also have a 33.3% interest in WAND (TV) Partnership with Block Communications, Inc. (“Block Communications”), which owns and operates WAND-TV, an NBC affiliate in Decatur, Illinois. We provide ongoing management oversight to the partnership, including engineering and cash management services, pursuant to a management services agreement with the partnership for a fixed annual fee. During the year ended December 31, 2005, the partnership had $6.6 million in revenue and distributed $0.5 million of cash to us. The partnership has no outstanding significant debt obligations and the partners have not provided a guarantee to the partnership.
We own and operate a number of low-power broadcast television stations in various local markets. These low-power broadcast television stations are licensed by the FCC to provide service to substantially smaller areas than those of full-power stations. In certain markets, principally Albuquerque and Norfolk, these stations are used to extend the geographic reach of the primary stations. In three of our markets, we have affiliated our low-power stations with a national television network. In Indianapolis, Indiana we have a single low-power station affiliated with Univision, which utilizes cable carriage to cover that portion of the market it cannot reach over-the-air. In Grand Rapids, Michigan we have a low-power television station affiliated with UPN and in Austin, Texas we have a low-power television station affiliated with Telefutura, which we broadcast on a group of our low-power television stations to cover substantially all of the local market.

Development of business in 2005
Emmis Station Acquisitions — On November 30, 2005, we acquired four network-affiliated television stations and a local marketing agreement to operate another network-affiliated station from Emmis Communications for $257.2 million in cash. The four acquired stations included: KRQE-TV, the CBS affiliate serving Albuquerque, New Mexico, plus regional satellite stations; WALA-TV, the Fox affiliate serving Mobile, Alabama/Pensacola, Florida; WLUK-TV, the Fox affiliate serving Green Bay, Wisconsin and WTHI-TV, the CBS affiliate serving Terre Haute, Indiana. We have a local marketing agreement to operate WBPG-TV, the WB affiliate serving Mobile, Alabama/Pensacola, Florida and a purchase option for $3.0 million to acquire the station from Emmis upon FCC approval.
Viacom Station Acquisitions — On March 31, 2005, we acquired WNDY-TV, the UPN affiliate serving Indianapolis, Indiana, and WWHO-TV, the UPN affiliate serving Columbus, Ohio, from Viacom, Inc. for $85.0 million in cash.
Debt Refinancing — On September 29, 2005, we issued $190.0 million in aggregate principal amount of 6 1/2% Senior Subordinated Notes — Class B and on January 28, 2005, we issued $175.0 million in aggregate principal amount of our 6 1/2% Senior Subordinated Notes. The proceeds of these new issuances were used to redeem the remainder of our 8% Senior Notes due 2008 and repay the term loan and a portion of the revolving indebtedness under our credit facility.

Subsequent developments
UPN and WB Television Networks. On January 24, 2006, the UPN and WB networks announced they would cease operating as individual networks and would no longer provide programming after September 20, 2006. Seven of our stations are either UPN or WB network affiliates. These stations currently receive an average of two to three hours of daily programming from these networks and the revenue associated with these network-programmed time periods is less than 1.5% of the our consolidated net revenues. We believe that we have three options for these stations: (1) affiliate with the newly created CW television network, (2) affiliate with the newly created My Network TV or (3) operate as an independent station, unaffiliated with any network. We also believe that the dissolution of the WB and UPN networks will not have a material impact on our net revenues or operating income.
Description of Our Business

Strategy
We seek to increase our cash flow through increasing audience viewership of our television stations, increasing our share of advertising revenues and continuing implementation of effective cost controls. In addition, we seek growth through acquisitions and other initiatives. The principal components of this strategy are to:

•	Create and Maintain Local News Franchises. We operate the number one or number two local news station in 78% of our markets and generated 34% of our advertising revenues from our local news programming for the year ended December 31, 2005. We have been recognized for our local news expertise and have won many awards, including the Radio-Television New Directors Association, Edward R. Murrow award for excellence in journalism and numerous local and regional awards such as Associated Press awards and Emmys. We believe that successful local news programming is an important element in attracting local advertising revenue. In addition, news audiences serve as strong lead-ins for other programming and help create a strong local station brand in the communities in which we operate and helps to minimize the impact of changes in the popularity of network programming on any particular station.

•	Expand our Multi-Channel Strategy to other Markets. As a pioneer in the multi-channel strategy, we have expanded our presence in our local markets through acquiring a second station, operating a second station through a local marketing agreement, acquiring low-power television stations, creating local cable weather channels or joint sales agreements.

•	Capitalize on Strong Network Relationships and Programming to Diversify our Audience. We have stations affiliated with eight networks: NBC, CBS, ABC, FOX, WB, UPN, Telefutura and Univision. These network affiliations provide our stations with competitive entertainment programming, strong national news programming and high-profile sports events.

•	Capture Revenue Share. We have generally captured revenue share greater than our audience share. Given our strong local news and sales expertise, we seek to continue to convert our audience share into a disproportionate share of advertising revenues. For the year ended December 31, 2005, we generated 67% of our advertising revenues from local sales.

•	Expand our Regional Technology Centers. We operate two regional technology centers that have centralized engineering and back office operations for multiple stations at a single location. In Indianapolis, Indiana and Springfield, Massachusetts, we service ten stations and six stations, respectively.

•	Maintain Strict Cost Controls. We have achieved operating efficiencies by applying scale in the purchase of programming, capital equipment and vendor services, and by reducing our workforce through the implementation of our regional hub strategy and automation efficiencies.

•	Expand Through Selective Acquisitions. We seek to grow through acquisitions, mergers and station swaps. We target opportunities where we can leverage our ability to establish a leading news franchise, create additional multi-channel markets, add additional stations to one of our technology centers and reduce costs.

•	Develop New Business Initiatives. We continue to use our stations to create new revenue streams.

•	The Internet provides our stations the opportunity to reach our viewers out-of-the-home, at work and otherwise. Our stations sell advertising on our websites and continue to grow their local Internet presence by providing weather, news and information to each of our local markets.

•	We launched WAPA America in 2004, a national Spanish-language program service that is carried by a satellite program provider as well as various cable systems in the United States. This service, which uses the news and entertainment programming produced by our Puerto Rico station has the potential of reaching approximately 10 million Spanish-speaking television households in the United States including approximately 1.2 million Puerto Rican television households in the United States.

•	We also launched MTV Puerto Rico in 2004 on our second station in Puerto Rico. This program service is a joint program venture with MTV and targets a younger viewing audience that was under-served by other television stations in the Puerto Rico market.
Principal sources of revenue

Time sales (television advertising)
Net time sales represent approximately 92%, 92% and 91% of our total net revenues for the years ended December 31, 2005, 2004 and 2003, respectively. We receive revenues principally from advertising sold in our local news, network and syndicated programming. Advertising rates are based upon a variety of factors, including:

•	size and demographic makeup of the market served by the television station;

•	program’s popularity among television viewers;

•	number of advertisers competing for the available time;

•	availability of alternative advertising media in the station’s market area;

•	our station’s overall ability to attract viewers in its market area;

•	our station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting; and

•	effectiveness of our sales force.
Local television markets are defined by A.C. Nielsen, an audience measurement service used by the television industry. Nielsen currently divides the United States into approximately 210 Designated Market Areas (“DMAs”) and samples television audience viewing using electronic viewing devices or meters and viewing diaries. Nielsen publishes an audience viewing report for each DMA for the months of February, May, July and November that includes the estimated television audiences for each local station and cable television networks. In addition, larger television markets, where the audience is measured by electronic meters, receive daily audience data feeds from Nielsen.

Network compensation
The three oldest networks, ABC, CBS and NBC, have historically made cash compensation payments for our carriage of their network programming. However, our recent negotiations with these networks has resulted in renewals or extensions of the network affiliation agreements contingent upon a reduction and eventual elimination of network compensation payments to us and, in certain contract extensions, requires us to pay compensation to the network.
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

Other revenues
We receive other revenues from sources such as our stations’ Internet websites, fees received from cable and satellite services for the right to carry programming from our stations, renting space on our television towers, renting our production facilities and providing television production services.
Sources and availability of programming
We program our television stations from the following program sources:

•	Locally produced news and general entertainment programming that is produced by our local television stations.

•	Network programming.

•	Syndication programming: off-network programs, such as “The Simpsons” or “Everyone Loves Raymond”, and first-run programs, such as “Oprah”, “Judge Judy” or “Wheel of Fortune”.

•	Paid programming: third party arrangements where a third party pays the stations for a block of time, generally in one half or one hour time periods to air long-form advertising or “infomercials”.

•	Local Weather Station: we program a local 24-hour weather channel to local cable systems in certain of our television markets.
Locally produced news and general entertainment programming
Our stations produce 624 hours of local news programming per week that we broadcast on all but three of our stations. We believe that successful local news programming is an important element in attracting local advertising revenues. In addition, our news programs have had historically high ratings and strong viewership, have served as strong lead-ins for other programs and have created strong local station brands in each of our local communities. Local news programming also allows us greater control over our programming costs.
We produce each week 25 hours of local entertainment programs in addition to 42 hours of local news for our stations in Puerto Rico. These locally-produced programs are also used to program WAPA America, our US-based Spanish-language program service, carried by cable and satellite providers.

Status of our network affiliations (owned and operated stations) and locally-produced programming

				Weekly Hours		Weekly Hours	Weekly Hours
		DMA		of Network		of Local News	of Other Local	Contract
Network	DMA	Rank	Station	Programming		Programming	Programming	End Date

NBC	Grand Rapids-Kalamazoo-Battle Creek, MI	39	WOOD-TV	89		30	0	12/31/2010
	Austin, TX	53	KXAN-TV	89		28	6	12/31/2010
	Dayton, OH	59	WDTN-TV	89		32	4	12/31/2010
	Springfield-Holyoke, MA	108	WWLP-TV	89		31	4	12/31/2010

CBS	Indianapolis, IN	25	WISH-TV	96		36	4	12/31/2009
	Albuquerque, NM	46	KRQE-TV	96		25	0	12/31/2010
	Buffalo, NY	49	WIVB-TV	96		38	2	12/31/2009
	Providence, RI-New Bedford, MA	51	WPRI-TV	96		27	1	6/30/2006
	Fort Wayne, IN	106	WANE-TV	96		24	0	12/31/2009
	Terre Haute, IN	150	WTHI-TV	96		18	0	12/31/2009
	Lafayette, IN	191	WLFI-TV	96		23	1	12/31/2007

ABC	Hartford-New Haven, CT	28	WTNH-TV	86		33	0	8/31/2011
	Grand Rapids-Kalamazoo-Battle Creek, MI	39	WOTV-TV	86	(2)	38	2	8/31/2011

Fox	Norfolk-Portsmouth-Newport News, VA	42	WVBT-TV	28		7	1	8/30/2008
	Providence, RI-New Bedford, MA	51	WNAC-TV	28		15	1		(1)
	Mobile/Pensacola, FL	62	WALA-TV	28		26	0		(1)
	Green Bay, WI	69	WLUK-TV	28		39	1		(1)
	Toledo, OH	70	WUPW-TV	28		9	0		(1)

UPN	Indianapolis, IN	25	WNDY-TV	13		4	2		(3)
	Hartford-New Haven, CT	28	WCTX-TV	13		9	0		(3)
	Columbus, OH	32	WWHO-TV	13		3	0		(3)
	Grand Rapids-Kalamazoo-Battle Creek, MI	39	WXSP-CA	13	(2)	38	2		(3)
	Buffalo, NY	49	WNLO-TV	13		6	0		(3)

WB	Austin, TX	53	KNVA-TV	23		0	1		(3)
	Mobile/Pensacola, FL	62	WBPG-TV	23		0	1		(3)

Telefutura	Austin, TX	53	KBVO-CA	168		0	0		(1)

Univision	Indianapolis, IN	25	WIIH-LP	163		5	0		(1)

MTV	Puerto Rico		WJPX-TV	0		0	0	12/31/2007

IND	Puerto Rico		WAPA-TV	0		42	25

				1,871		624	60

(1)	Affiliation agreements are currently being negotiated; we believe that we will be able to conclude an agreement with each of these networks.

(2)	WOTV-TV and WXSP-CA simulcast 24.5 hours and 2.5 hours, respectively, of locally-produced news from WOOD-TV each week.

(3)	See “Subsequent Developments” on page 5 regarding the announcement of the termination of the UPN and WB network program service in September 2006.

Network programming
All our US stations are affiliated with one of the national television networks. The network affiliation agreements provide a local station exclusive rights and an obligation, subject to certain limited preemption rights, to carry the network programming. While the networks retain most of the advertising time within their programs for their own use, the local station has also the right to sell a limited amount of advertising time within the network programs. Other time periods, which are not programmed by the networks, are programmed by the local station, for which the local station retains all of the advertising revenues.
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
Our stations generate on average 26.5% of their total revenue from the sale of advertising within network programming for the year ended December 31, 2005. Our stations that are affiliated with the traditional broadcast networks generate a higher percentage of revenue from the sale of advertising within network programming than stations affiliated with emerging networks.
Our affiliation agreements have terms of up to 10 years, with scheduled expiration dates ranging through August 31, 2011. A chart listing the expiration dates of each of our network affiliation agreements is set forth above. Typically, these agreements either contain automatic extensions or are renewed upon their expiration dates. These agreements are subject to earlier termination by the networks under specified circumstances, including a change of control of our company, which would generally result from the acquisition of 50% of the voting rights of our company. For further information about our network affiliation arrangements, see “Subsequent Developments” and “Risks Factors — Risks Associated with Business Activities: The loss of network affiliation agreements or changes in network affiliations could materially and adversely affect our results of operations if we are unable to quickly replace the network affiliation.”
Syndicated programming
We acquire the rights to programs for time periods in which we do not air our local news programs or network programs. These programs generally include reruns of current or former network programs, such as “The Simpsons” or “Everybody Loves Raymond”, and for first-run syndication programs, such as “Oprah”, “Judge Judy” or “Wheel of Fortune”. We pay cash for these programs or exchange advertising time within the program for the cost of the program rights. We compete with other local television stations to acquire these programs, which has caused the cost of program rights to increase over time. In addition, a television viewer can now choose to watch many of these programs on national cable networks or purchase these programs on DVDs or via downloads to computers or mobile video devices, which has resulted in the fragmentation of our local television audience.
Distribution of programming
The programming broadcast on our television stations can reach the television audience by one or more of the following distribution systems:

•	Full-power television stations

•	Low-power television stations

•	Cable television

•	Direct broadcast satellite

Full-power television stations
We own and operate 12 VHF full-power television stations that operate on over-the-air channels 2 through 13, and 15 UHF full-power television stations that operate on over-the-air channels 14 through 69. For the year ended December 31, 2005, our full-power television stations generated 99% of our net revenue, including three stations operated under local marketing agreements that contributed 5.3% of our net revenue.
The FCC television licenses for the three stations operating under a local marketing agreement are not owned by us. The local marketing agreements require us to pay fixed annual fees to the owners of the FCC television licenses. We incur programming, operating costs and the capital expenditures related to the operation of these stations and retain all advertising revenues. In the three local markets where these stations are located, we own and operate another station. These local marketing agreement stations are an important part of our multi-channel strategy. We also have purchase options to acquire two of these stations and have entered into an asset purchase agreement to acquire a third station.
See “Government Regulation of the Television Industry” for a discussion of regulatory issues facing the commercial television broadcasting industry. See “Our television stations” above for a listing of our full-power television stations.
Low-power television stations
We own and operate a number of low-power broadcast television stations in various local markets. These low-power broadcast television stations are licensed by the FCC to provide service to substantially smaller areas than those of full-power stations. In certain markets, principally Albuquerque and Norfolk, these stations are used to extend the geographic reach of the primary stations. In three of our markets, we have affiliated our low-power stations with a national television network. In Indianapolis, Indiana we have a single low-power station affiliated with Univision, which utilizes cable carriage to cover that portion of the market it cannot reach over-the-air. In Grand Rapids, Michigan we have a low-power television station affiliated with UPN and in Austin, Texas we have a low-power television station affiliated with Telefutura, which we broadcast on a group of our low-power television stations to cover substantially all of the local market.

Cable television and direct broadcast satellite
Cable systems and direct broadcast satellite providers currently provide program services to approximately 86% of total US television households with cable systems serving 67% and direct satellite serving 20% of total television households. As a result, cable and satellite systems are not only our primary competitors, but the primary way our television audience views our television stations.
We have carriage arrangements with over 1,200 cable systems and the two major direct broadcast satellite providers. These arrangements are of two different types: must carry and retransmission consent. Under must carry arrangements, the stations invoke an FCC rule requiring carriage of local stations in their local markets and requiring stations be carried on certain channels and on tiers of service available to all subscribers. Cable systems and satellite providers do not pay a fee for station carriage under must carry arrangements. Under retransmission consent arrangements, stations waive their must carry rights and elect to be carried under negotiated contractual terms. These terms may include not just agreements with respect to channel positioning and service tier carriage but other compensation, such as cash payments for the stations or carriage for another program service, advertising payments or joint promotional commitments. The cash compensation received from these agreements is not material to our operating results. In a few instances, our stations have been unable to reach agreements with cable operators and consequently were not carried on one or more cable systems for periods ranging from a few days to two years.

We are required to make must-carry retransmission consent elections every three years, with the next election to be made by October 1, 2008, to become effective January 1, 2009.
Seasonality of our business
Our advertising revenues are generally highest in the second and fourth quarters of each fiscal year, due generally to active advertising in the spring and to increases in retail advertising in the period leading up to and including the holiday season. Our operating results are similarly affected by the fluctuations in our revenue cycle, as advertising revenues are generally higher in even-numbered years (i.e., 2000, 2002, 2004) due to additional revenue associated with Olympic broadcasts and during election years due to spending by political candidates.
The broadcast television industry is also cyclical in nature, being affected by prevailing economic conditions. Since we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic conditions and regional conditions in each of the local market areas in which our stations operate.
Dependence on a single customer category
We are also dependent to a significant degree on automotive-related advertising. Approximately 27%, 27% and 25% of our total net revenues for the years ended December 31, 2005, 2004 and 2003, respectively, consisted of automotive advertising. A significant decrease in these advertising revenues in the future could materially adversely affect our results of operations.
Digital transition of our stations
The FCC granted most broadcast television stations a second channel to facilitate the transition from analog to digital transmission because existing analog television receivers could not receive digital transmissions. On February 8, 2006, a measure was signed into law setting an unconditional digital conversion date of February 17, 2009, which takes back the analog channel, and includes a program to subsidize the digital conversion of remaining analog receivers.
As of December 31, 2005, we had successfully converted all of our full power stations that we own and operate to digital with the exception of two of our recent acquisitions, WTHI in Terre Haute, Indiana, and WBPG in Mobile, Alabama/Pensacola, Florida, which have not yet completed their digital construction. WTHI’s digital facility should be completed in the first half of 2006. WBPG has not as yet been allotted a digital channel by the FCC and may not be able to initiate digital transmissions until shortly before or on February 17, 2009. The cost associated with converting these stations to digital is approximately $2.2 million.

Competitive conditions in the television industry
The television broadcast industry has become highly competitive over the past ten years as a result of new technologies and new program distribution systems. Local cable systems, which offer television viewers hundreds of program choices, now compete for advertising dollars that were generally exclusive to local television stations. In some of our local markets, we compete directly against other local broadcast stations and cable systems that are owned by one of the major media companies that have greater financial and programming resources than we do. The chart below illustrates some of the competitive forces that we face in terms of audience, programming and advertising revenues.

Competition for

	Viewing	Advertising
	Time	Revenues	Programming

Other local television stations	X	X	X
Cable television networks	X	X	X
Local cable systems	X	X
Satellite program providers	X
Internet	X	X
Game systems (i.e. Playstation, XBox 360)	X
DVDs	X
Computers and mobile video devices (i.e. iPods, etc.)	X
Local radio stations		X
Newspapers		X
Outdoor advertising		X
The television broadcast industry is undergoing a period of consolidation and significant technological change. Many of our current and potential competitors have significantly greater financial, marketing, programming and broadcasting resources than we do. We believe, however, that our local news programming, network affiliations and sales management have enabled us to compete effectively in our markets. Nonetheless, our strategy may not continue to be effective and the introduction of new competitors for television audiences could have a material effect on our financial performance.
Industry Involvement
Our management group is recognized as an industry leader and takes an active role in a wide range of industry organizations. Gary Chapman, our Chairman, President and Chief Executive Officer, is the immediate past chairman of the Association for Maximum Service Television, an organization that has a key role in the transition of our industry from analog to digital television. Mr. Chapman is also currently co-chairing an industry group to create broadcast indecency standards, an important issue confronting our industry today. Mr. Chapman has served in the past as the chairman of the National Association of Broadcasters and has served on the boards of several other major television industry groups. Other members of our management group and station personnel are serving on various industry committees and network affiliation organizations and have won numerous awards for excellence in news and community-issue programming.

Government Regulation of the Television Industry

Overview of Regulatory Issues
The ownership, operation and sale of television stations are subject to the jurisdiction of the FCC by authority granted it under the Communications Act. Matters subject to FCC oversight include, but are not limited to:

•	allocating frequency bands to broadcast television, allotting specific channels (frequencies) to specific cities, and approving the location, operating power and types of transmission of each television station;

•	establishing limits on the number of television stations which may be owned nationally and in each local market either separately or in conjunction with other media;

•	establishing eligibility criteria for ownership of broadcast television station licenses and approving license renewals and transfers;

•	enforcing various broadcast programming content laws or regulations including those barring or restricting obscene or indecent content, mandating children’s educational programming and regulating advertising directed at children; and

•	overseeing certain broadcast health and employment regulations.
The FCC has the power to impose penalties, including fines or license revocations, upon a licensee of a television station for violations of the Communications Act and the FCC’s rules and regulations.

License renewal, assignment and transfer of broadcast licenses
Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC prohibits the assignment of a license or the transfer of control of a broadcast licensee without prior FCC approval. In determining whether to grant or renew a broadcast license, the FCC considers a number of factors pertaining to the applicant, including compliance with a variety of ownership limitations and compliance with character and technical standards. During certain limited periods when a renewal application is pending, petitions to deny a license renewal may be filed by interested parties, including members of the public. The FCC must grant the renewal application if it finds that the incumbent has served the public interest and has not committed any serious violation of FCC requirements. If the incumbent fails to meet that standard, and if it does not show other mitigating factors warranting a lesser sanction, the FCC has authority to deny the renewal application. We are in good standing with respect to each of our FCC licenses. Our licenses expire between 2004 and 2007. We expect to renew each of these licenses but we make no assurance that we will be able to do so. Certain of our licenses have pending applications for renewal that we expect to be reviewed and granted in 2006.

Regulation of ownership of broadcast licenses
On a national level, FCC rules generally prevent an entity or individual from having an “attributable” interest in television stations with an aggregate audience reach in excess of 39% of all U.S. households. For this purpose only 50% of the television households in a market are counted towards the 39% national restriction if the station in that market is a UHF station. The percentage of all U.S. households that our stations reach is below 11%.
The FCC’s “duopoly” rule prohibits or restricts an entity from having attributable interests in two or more television stations in the same local market. The rule permits ownership of two television stations in a local market under certain circumstances, primarily where a party is seeking to combine two stations if at least one of the stations is not among the top four in audience and there are at least eight post-merger independently owned television operations. Waivers of the rule are also available where one of the stations has failed, is failing or is unbuilt. Local marketing agreements are considered equivalent to ownership for purposes of the local ownership rules and thus permissible only where ownership is permissible. The FCC has grandfathered otherwise ineligible television local marketing agreements entered into prior to November 5, 1996, until at least after the conclusion of a rulemaking, to be initiated at a date yet to be determined, examining whether it would be in the public interest to permit such combinations to continue. Grandfathered local marketing agreements can be freely transferred during the grandfather period, but dual licenses may be transferred only where the two-station combination continues to qualify under the duopoly rule.
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
The FCC also limits the combined local ownership of a newspaper and a broadcast station and of a cable television system and a broadcast television station. In addition, it limits the number of radio stations that may be co-owned with a television station serving the same local market.
In 2003, the FCC voted to revise and in most cases liberalize substantially several of its national and local ownership rules. In 2004, the United States Court of Appeals found virtually all of these actions to be without adequate support and remanded to the Commission for further deliberation. In 2005, the United States Supreme Court declined to hear an appeal of the Court of Appeals decision. The FCC is expected in 2006 to issue one or more further rulemakings reexamining the ownership rules in light of the court decision. Meanwhile, in 2004, Congress by statute fixed the limit on nationwide ownership of television broadcast stations at 39% of all U.S. households.
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

Regulatory issues involving alien ownership
The Communications Act restricts the ability of foreign entities or individuals to own or vote certain interests in broadcast licenses. A foreign corporation or non-US citizen cannot own more than 20% of a corporation that holds a broadcast license. Also, no corporation may hold the capital stock of another corporation holding a broadcast license if more than 25% of the capital stock of such parent corporation is owned by a foreign corporation or non-U.S. citizen absent specific FCC authorization.

Regulatory issues involving programming and station operations
The Communications Act requires broadcasters to serve the “public interest.” Since the early 1980s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s local market. Broadcast station licensees continue, however, to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station’s programming may be considered by the FCC when it evaluates license renewal applications, although such complaints may be filed, and generally may be considered by the FCC, at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, children’s television programming and advertising, political advertising, sponsorship identifications, contest and lottery advertising and programming rating guidelines.
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
The FCC also requires broadcast stations to comply with its own set of equal employment opportunity outreach rules and has adopted standards regulating the exposure of station employees and the public to potentially harmful radiofrequency radiation emitted by our broadcast facilities.

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

Regulatory issues involving cable must-carry or retransmission consent rights
The Cable Act of 1992 requires television broadcasters to make an election to exercise either must-carry or retransmission consent rights in connection with their carriage by cable television systems in the station’s local market. If a broadcaster chooses to exercise its must-carry rights, it may demand carriage on a specified channel on cable systems within its local market. Must-carry rights are not absolute. Cable systems may decline carriage for a variety of reasons, including a lack of channel capacity for smaller systems, the inability of the station asserting must-carry rights to deliver a good quality signal to the cable system or the presence of a more proximate duplicating affiliate of the same network. Stations asserting must-carry rights are not permitted to receive additional compensation from the cable systems carrying their stations. If a station owner chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement.
Must-carry rights are limited to carriage within a station’s local market and preclude a station from receiving anything other than limited carriage rights in exchange for the use of its programming. Must-carry is generally elected in instances where the broadcast station believes it is unlikely to obtain either cost-free carriage or additional compensation through negotiation. This is more likely to be the case with respect to stations which have disadvantaged signals or channel positions or which are without strong networks or local news operations and to systems in areas dominated by a single cable operator or where there are overlapping signals from stations in adjacent markets. Otherwise stations generally elect to negotiate retransmission consent agreements with cable systems. A retransmission consent agreement, by contrast, is generally elected where a station seeks not just carriage but the receipt of additional compensation. Retransmission consent agreements are also required for carriage on systems outside a station’s local market. Additional compensation may take the form of cash payments, enhanced channel position, or carriage of and payment for additional program services such as a local weather service or a second national network carried on a low-power station in the same market.

Regulatory issues involving direct broadcast satellite systems
There are currently in operation two full-service direct broadcast satellite systems that serve the U.S. market: DirecTV, 34% of the common stock of which is owned by News Corp., the parent company of Fox Broadcasting, and DISH Network, which is operated by EchoStar Communications Corporation. Direct broadcast satellite systems provide programming similar to that of cable systems on a subscription basis to those who have purchased and installed a satellite signal-receiving dish and associated decoder equipment.
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
Both DirecTV and EchoStar have now initiated carriage of local stations in all but one of our local markets. We have reached retransmission consent agreements with both carriers and are receiving compensation for carriage of most of our stations in these markets. We are unable to predict when and if carriage will be initiated in our other markets and whether the revenues from such carriage will be significant. We are also unable to predict whether the results of any legislative activity or litigation and what, if any, impact they will have on the local television broadcasting business.

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

Regulatory issues involving the transition to digital television
All U.S. television stations broadcast signals using an analog transmission system first developed in the 1940s. The FCC has approved a new digital television, or DTV, technical standard to be used by television broadcasters, television set manufacturers, the computer industry and the motion picture industry. This DTV standard allows the simultaneous transmission of higher quality and/or multiple streams of video programming and data on the bandwidth presently used by a single analog channel. On the multiple channels allowed by DTV, it is possible to broadcast one high definition channel, with visual and sound quality substantially superior to present-day television; to transmit several standard definition channels, with digital sound and pictures of a quality varying from equivalent to somewhat better than present television; to provide interactive data services, including visual or audio transmission; or to provide some combination of these possibilities.
The FCC has already allocated to nearly every existing television broadcast station one additional channel to be used for DTV during the transition between present-day analog television and DTV, and has established a timetable by which every current station must initiate DTV operations. Broadcasters were not required to pay for this new DTV channel, but will be required to relinquish their analog channel on February 17, 2009.
The FCC has declared its intention to place all DTV stations in a “core” broadcast band consisting of channels 2-51 by February 17, 2009 and to reallocate channels 52-69 to a variety of other uses, including advanced cellular telephone and public safety. In September 2002 and June 2003, the FCC auctioned off much of the spectrum now occupied by broadcast channels 54, 55 and 59. The channels can be used for any purpose other than analog television and cannot be used until vacated by any incumbent broadcasters. We participated in the auction and purchased this spectrum in several of our markets, including those markets where we have either an analog or a digital broadcast channel 54 or 59. On February 8, 2006, a measure was signed into law requiring the FCC to auction off the remaining spectrum by January 28, 2008 and requiring all analog broadcast transmissions to cease by February 17, 2009. The measure also provided for a subsidy to provide free digital converters to consumers with analog receivers who depend on over-the-air service and do not subscribe to cable or satellite service.

Broadcasters must also pay certain fees for nonbroadcast uses of their digital channels. In addition, the FCC recently determined that broadcasters who transmit multiple programs on their digital channels are required to carry additional children’s educational programming and is evaluating whether to impose further public interest programming requirements on digital broadcasters. The FCC also recently held that the “must carry” requirements applicable to cable and satellite carriage of analog broadcast signals will encompass only the “primary” digital program channel and then only upon the cessation of analog signals.
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
In addition, it is not yet clear:

•	when and to what extent DTV or other digital technology will become available through the various media;

•	whether and how television broadcast stations will be able to avail themselves of or profit by the transition to DTV;

•	whether viewing audiences will make choices among services upon the basis of such differences;

•	whether and how quickly the viewing public will embrace the cost of new DTV sets and monitors;

•	to what extent the DTV standard will be compatible with the digital standards adopted by cable and other multi-channel video programming services;

•	whether a satisfactory copy protection technology will be developed for broadcasting and whether that technology will be compatible with copy protection systems developed for cable and other media;

•	whether cable systems will be required to carry DTV signals or, in the absence of such mandate, whether broadcasters will succeed in negotiating voluntary cable carriage arrangements;

•	whether significant additional expensive equipment will be required for television stations to provide digital service, including high definition television and supplemental or ancillary data transmission services; or

•	what additional public interest obligations digital broadcasters will be required to fulfill.
Pursuant to the Telecommunications Act, the FCC must conduct a ten-year evaluation regarding the public interest in advanced television, alternative uses for the spectrum and reduction of the amount of spectrum each licensee utilizes. Many segments of the industry are also intensely studying these advanced technologies. There can be no assurances regarding the nature of future FCC regulation as a result of this study.

Recent regulatory developments, proposed legislation and regulation
Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our stations. In addition to the changes and proposed changes noted above, the FCC has considered, for example, spectrum use fees, political advertising rates and potential restrictions on the advertising of certain products like hard liquor, beer and wine that could have a material adverse affect on our results of operations. Other matters that could affect the stations include technological innovations and development generally affecting competition in the mass communications industry.
The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, as amended by the Telecommunications Act of 1996 (the “Telecommunications Act” or the “Cable Act”), or of the regulations and policies of the FCC under either act. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. We are unable at this time to predict the outcome of any of the pending FCC rulemaking proceedings referenced above, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies noted above, the possible outcome of any proposed or pending Congressional legislation, or the impact of any of those changes on our stations.
Employees
As of December 31, 2005, we employed 2,414 full time employees, 472 of which were represented by unions. We believe that our employee relations are generally good.
Available Information
We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including our filings, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.
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
We also make available on our website our corporate governance guidelines, the charters for our audit committee, compensation committee, and nominating and corporate governance committee, and our code of business conduct and ethics, and such information is available in print to any stockholder who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the New York Stock Exchange.
On June 3, 2005, our chief executive officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange corporate governance listing standards as of the date of that certification. We have filed with the SEC, as an exhibit to this Annual Report on Form 10-K, the Sarbanes-Oxley Act Section 302 certification regarding the quality of our public disclosure.

Item 1A.	Risk Factors:
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
Approximately 27%, 27% and 25% of our total revenues for the years ended December 31, 2005, 2004 and 2003, respectively, consisted of automotive advertising. A significant decrease in these revenues in the future could materially and adversely affect our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations and affect the value of shares of our common stock.

We have a substantial amount of debt, which could adversely affect our financial condition, liquidity and results of operations, reduce our operating flexibility and put us at greater risk for default and acceleration of our debt.
As of December 31, 2005, we had approximately $981.7 million of consolidated indebtedness and approximately $828.9 million of consolidated stockholders’ equity. In addition, we may incur additional indebtedness in the future. Accordingly, we will continue to have significant debt service obligations.
Our large amount of indebtedness could, for example:

•	require us to use a substantial portion of our cash flow from operations to pay indebtedness and reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate activities;

•	limit our ability to obtain additional financing in the future;

•	expose us to greater interest rate risk since the interest rates on our credit facility vary; and

•	impair our ability to successfully withstand a downturn in our business or the economy in general and place us at a disadvantage relative to our less leveraged competitors.
Any of these consequences could have a material adverse effect on our business, liquidity and results of operations. In addition, our debt instruments require us to comply with covenants, including those that restrict the ability of certain of our subsidiaries to dispose of assets, incur additional indebtedness, pay dividends, make investments, make acquisitions, engage in mergers or consolidations and make capital expenditures, that will restrict the manner in which we conduct our business and may impact our operating results. Our failure to comply with these covenants could result in events of default, which, if not cured or waived, would permit acceleration of our indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-default provisions. In the past, we have obtained amendments with respect to compliance with financial ratio tests in our credit facility. Consents or amendments that may be required in the future may not be available on reasonable terms, if at all.

We have a history of net losses and a substantial accumulated deficit.
We had net losses of $26.1 million and $90.4 million for year ended December 31, 2005 and 2003, respectively, primarily as a result of amortization and impairment of goodwill and intangible assets and interest expense. In addition, as of December 31, 2005, we had an accumulated deficit of $227.9 million.

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
Approximately $1.9 billion, or 80%, of our total assets as of December 31, 2005 consists of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the impairment testing of goodwill and other intangible assets. If at any point in the future the value of these intangible assets decreased, we would be required to incur an impairment charge that could significantly adversely impact our reported results of operations and stockholders’ equity. We recorded an impairment of our goodwill for the year ended December 31, 2005 of $33.4 million and we recorded an impairment of our broadcast licenses for the year ended December 31, 2003 of $51.7 million.
Our class A common stock currently trades at a price that results in a market capitalization less than our total stockholders’ equity as of December 31, 2005, and has done so since April 2005. If we determine in a future period as part of our annual testing for impairments of intangible assets, that the fair market value of our intangible assets exceeded the book value of these assets, we would incur an impairment charge which could have a material adverse affect on our results of operations and the trading price of our class A common stock.

Our strategy includes seeking growth through acquisitions of television stations, which could pose various risks and increase our leverage.
We have pursued and intend to continue to pursue selective acquisitions of television stations with the goal of improving their operating performance by applying our management’s business and growth strategy. In 2005, we acquired six television stations and entered into a local marketing agreement to operate another television station. However, we may not be successful in identifying attractive acquisition targets nor have the financial capacity to complete additional station acquisitions. Acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our operating results, particularly during the period immediately following any acquisitions. We may not be able to successfully implement effective cost controls, increase advertising revenues or increase audience share with respect to any acquired station. In addition, future acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management’s attention from the operation of our business.
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
The number of television stations we may acquire in any market is limited by FCC rules and may vary depending upon whether the interests in other television stations or other media properties of individuals affiliated with us are attributable to those individuals under FCC rules. The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. The broadcast or other media interests of our officers, directors and 5% or greater voting stockholders are generally attributable to us, which may limit our acquisition or ownership of television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of an otherwise nonattributable equity or debt interest in a licensee which is in excess of 33% of the total debt and equity of the licensee will nonetheless be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station or newspaper in the same market. As of December 31, 2005, affiliates of Hicks Muse owned 23,502,059 shares of LIN TV class B common stock, which represents 45.5% of LIN TV’s capital stock. Pursuant to FCC rules and regulations, non-voting stock does not generally create an attributable interest. As a result, due to the fact that affiliates of Hicks Muse only own shares of LIN TV class B common stock, we believe that none of our stations will be attributed to Hicks Muse and that no stations attributed to Hicks Muse will be attributed to us. However, if affiliates of Hicks Muse elect to convert their shares of class B common stock into either class A common stock or class C common stock of LIN TV, under current FCC rules and regulations, broadcast stations or newspapers that are attributable to Hicks Muse would be attributed to us. In addition, the FCC has stated that it reserves the authority, in an appropriate case, to declare as being attributable an unusual combination of otherwise nonattributable interests.

Hicks Muse and its affiliates, whose interests may differ from your interests, have approval rights with respect to significant transactions and could convert their equity interests in LIN TV into a majority of its voting power, thereby reducing the voting power of other LIN TV shareholders.
Hicks Muse and its affiliates have the ability to convert shares of LIN TV’s nonvoting class B common stock into class A common stock, subject to the approval of the FCC. If this occurs, affiliates of Hicks Muse would own approximately 45.5% of our voting equity interests and will effectively have the ability to elect the entire board of directors and to approve or disapprove any corporate transaction or other matters submitted to LIN TV shareholders for approval, including the approval of mergers or other significant corporate transactions. Upon the conversion of the majority of the nonvoting class B common stock into class A common stock, the class C common stock will automatically convert into an equal number of shares of class A common stock. The interests of Hicks Muse and its affiliates may differ from the interests of LIN TV’s other stockholders and Hicks Muse and its affiliates could take actions or make decisions that are not in the best interests of LIN TV’s other stockholders.
For example, Hicks Muse is in the business of making significant investments in existing or newly formed companies and may from time to time acquire and hold controlling or non-controlling interests in television broadcast assets that may directly or indirectly compete with LIN TV for advertising revenues. Hicks Muse and its affiliates may from time to time identify, pursue and consummate acquisitions of television stations or other broadcast related businesses that may be complementary to LIN TV’s business and therefore such acquisition opportunities may not be available to LIN TV.
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
The entertainment industry, and particularly the television industry, is highly competitive and is undergoing a period of consolidation and significant change. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. Technological innovation and the resulting proliferation of television entertainment, such as cable television, Internet services, wireless cable, satellite-to-home distribution services, pay-per-view, digital video recorders, DVDs and home video and entertainment systems and mobile video devices have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to new types of competition. In addition, as a result of the Telecommunications Act, the legislative ban on telephone cable ownership has been repealed and telephone companies are now permitted to seek FCC approval to provide video services to homes.

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

Our adoption of the Financial Accounting Standards Board’s SFAS No. 123 (revised 2004), “Share-Based Payment,” and alternative incentive compensation plans that we could adopt, could result in our recognition of significant additional compensation expense.
We adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) in the fourth quarter of 2005, and we applied the modified prospective method, as permitted by SFAS 123R, whereby a company recognizes share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. SFAS 123R and the related accounting is described in more detail in Note 1 to our consolidated financial statements under the heading “Recently Issued Accounting Pronouncements.” As a result of our adoption of SFAS 123R, we have incurred additional compensation expenses compared to prior periods and any new incentive compensation plans that involve equity, cash or other forms of incentive compensation may increase the absolute amount or volatility of our future compensation expense.

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
In addition, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances, including as a result of a change of control of our affiliated stations, which would generally result upon the acquisition of 50% of our voting power. In the event that affiliates of Hicks Muse elect to convert the shares of LIN TV class B common stock held by them into shares of either class A common stock or class C common stock, such conversion may result in a change of control of our stations with network affiliation agreements. Some of the networks with which our stations are affiliated have required other broadcast groups, upon renewal of affiliation agreements, to reduce or eliminate network affiliation compensation and, in specific cases, to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. Consequently, our affiliation agreements may not all remain in place and each network may not continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. In addition, the UPN and WB Networks announced they would cease operating as a network and would no longer provide programming after September 20, 2006. Seven of our stations are either UPN or WB affiliates, and some or all of these station may cease to be affiliated with a network after September 20, 2006. We are currently in negotiations with FOX and Telefutura regarding affiliation agreements with their networks. If any of our stations cease to maintain affiliation agreements with networks for any reason, we would need to find alternative sources of programming, which may be less attractive and more expensive.
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
We generally have acquired broadcast licenses in markets with a number of commercial television stations equal to or less than the number of television networks seeking affiliates. The methodology we used in connection with the valuation of the stations acquired is based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. We believed that in substantially all our markets we would be able to replace a network affiliation agreement with little or no economic loss to the television station. As a result of this assumption, we ascribed no incremental value to the incumbent network affiliation in substantially all our markets we operate in beyond the cost of negotiating a new agreement with another network and the value of any terms that were more favorable or unfavorable than those generally prevailing in the market. Other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operating performance of that station. As a result, we believe that these broadcasting companies include in their network affiliation valuation amounts related to attributes that we believe are more appropriately reflected in the value of the broadcast license or goodwill.
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
In future acquisitions, the valuation of the broadcast licenses and network affiliations may differ from those attributable to our existing stations due to different attributes of each station and the market in which it operates.

The General Electric Capital Corporation note could result in significant liabilities and could trigger a change of control under our existing indebtedness, causing our indebtedness to become immediately due and payable.
GECC, a subsidiary of General Electric Company, provided debt financing for a joint venture between us and NBC Universal Inc., another subsidiary of General Electric Company, in the form of an $815.5 million, non-amortizing senior secured note due 2023. In the event that such note is not extended or otherwise refinanced when the note matures in 2023, we expect that, assuming current federal marginal tax rates remain in effect; our tax liability related to the joint venture transaction will be approximately $255.0 million. The formation of the joint venture was intended to be tax-free to us. However, any early repayment of the note will accelerate this tax liability, which could have a material adverse effect on us. In addition, if an event of default occurs under the note, and GECC is unable to collect all amounts owed to it after exhausting all commercially reasonable remedies against the joint venture, including during the pendency of any bankruptcy involving the joint venture, GECC may proceed against LIN TV to collect any deficiency, including by foreclosing on our stock and other LIN TV subsidiaries, which could trigger the change of control provisions under our existing indebtedness.
Annual cash interest payments on the note are approximately $66.1 million. There are no scheduled payments of principal due prior to 2023, the stated maturity of the note. The obligations under the note were assumed by the joint venture, and the proceeds of the note were used to finance a portion of the cost of Hicks Muse’s acquisition of us. The note is not our obligation nor the obligation of any of LIN TV’s subsidiaries and is recourse only to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interest in the joint venture, to LIN TV pursuant to a guarantee. An event of default under the note will occur if the joint venture fails to make any scheduled payment of interest, within 90 days of the date due and payable, or principal of the note on the maturity date. The joint venture has established a cash reserve of $15 million, which was waived for 2005, for the purpose of making interest payments on the note when due. Both NBC and us have the right to make a shortfall loan to the joint venture to cover any interest payment. However, if the joint venture fails to pay principal or interest on the note, and neither NBC nor us make a shortfall loan to cover the interest payment, an event of default would occur under the note and GECC could accelerate the maturity of the entire amount due under the note. Other than the acceleration of the principal amount of the note upon an event of default, prepayment of the principal of the note is prohibited prior to its stated maturity.
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
Our industry is subject to significant syndicated and other programming costs. We may be exposed in the future to increased programming costs, which may adversely affect our operating results. We often acquire program rights two or three years in advance, making it difficult for us to accurately predict how a program will perform. In some instances, we may have to replace programs before their costs have been fully amortized, resulting in write-offs that increase station operating costs. In addition, we are committed to purchasing all future network seasons of certain programming, irrespective of financial performance.

Our industry is subject to a government-mandated analog-digital conversion process which may cause us to lose viewership and advertising revenues.
Federal legislation now requires us to cease all analog transmissions by February 17, 2009. Over 15% of all television households now receive television exclusively by means of over-the-air transmissions such as those transmitted by our stations and millions of additional households who subscribe to cable or satellite also have additional receivers which receive over-the-air transmissions. Households without satellite or cable service are substantially greater viewers of local stations such as ours than satellite or cable households. The federal government has created a subsidy for households with analog over-the-air receivers to receive free digital converters. The subsidy may not be large enough to cover all households with over-the-air receivers and a significant percentage of such households may not learn of or choose to take advantage of the subsidy. As a result, the transition to digital may cause some households to lose service and induce others to subscribe to satellite or cable service, reducing our viewership and advertising revenues.
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
FCC ownership rules currently impose significant limitations on the ability of broadcast licensees to have attributable interests in multiple media properties. In addition, federal law prohibits one company from owning broadcast television stations with service areas encompassing more than an aggregate 39% share of national television households. Ownership restrictions under FCC rules also include a variety of local limits on media ownership. The restrictions include an ownership limit of one television station in most medium and smaller television markets and two stations in most larger markets, known as the television duopoly rule. The regulations also include a prohibition on the common ownership of a newspaper and television station in the same market (newspaper-television cross-ownership), limits on common ownership of radio and television stations in the same market (radio-television station ownership) and limits on radio ownership of four to eight radio stations in a local market.
In 2003, the FCC voted to revise and in most cases liberalize substantially several of its national and local ownership rules. In 2004, the United States Court of Appeals found virtually all of these actions to be without adequate support and remanded to the Commission for further deliberation. In 2005, the United States Supreme Court declined to hear an appeal of the Court of Appeals decision. The FCC is expected in 2006 to issue one or more further rulemakings reexamining the ownership rules in light of the court decision.
We unable to predict the timing or outcome of any FCC deliberations. Should the FCC’s amended rules ultimately become effective, attractive opportunities may arise for additional television station and other media acquisitions. But these changes also create additional competition for us from other entities, such as national broadcast networks, large station groups, newspaper chains and cable operators who may be better positioned to take advantage of such changes and benefit from the resulting operating synergies both nationally and in specific markets.
Should the television duopoly rule become relaxed, we may be able to acquire the ownership of one or both of the stations in Austin, Texas, and Providence, Rhode Island, which we currently operate under local marketing agreements and which are subject to purchase option agreements entered into by our subsidiaries. Should we be unable to do so, there is no assurance that the grandfathering of our local marketing agreements will be permitted beyond conclusion of a future rulemaking which could be initiated as early as 2005 but no later than 2006. During the year ended December 31, 2005 we had net revenues of $20.2 million, or 5.3%, of our total net revenues, attributable to those local marketing agreements.

Item 1B.	Unresolved Staff Comments:
We have no unresolved written comments from the Staff of the Securities and Exchange Commission.

Item 2.	Properties:
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

Item 4.	Submission of Matters to a Vote of Security Holders:
No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities:
The class A common stock of LIN TV Corp. is listed on the New York Stock Exchange under the symbol “TVL”. There is no established trading market for the class B common stock and the class C common stock of LIN TV Corp. The following table sets forth the high and low sales prices for the class A common stock for the periods indicated, as reported by the New York Stock Exchange.

	High	Low

1st Quarter 2004	$26.74	$21.45
2nd Quarter 2004	24.30	19.78
3rd Quarter 2004	21.33	18.00
4th Quarter 2004	19.89	17.41

1st Quarter 2005	19.37	16.31
2nd Quarter 2005	17.12	13.88
3rd Quarter 2005	15.49	13.68
4th Quarter 2005	14.18	11.01
LIN TV Corp. has never declared or paid any cash dividends on its class A common stock and the terms of our indebtedness limit the payment of cash dividends. LIN TV Corp. does not anticipate paying any such dividends in the foreseeable future.
As of December 31, 2005, there were approximately 37 stockholders of record of LIN TV Corp.’s class A common stock, 21 stockholders of record of its class B common stock and two stockholders of record of its class C common stock.
The common stock of LIN Television Corporation has not been registered under the Securities Exchange Act and is not listed on any national securities exchange. All of the outstanding common stock of LIN Television Corporation is directly held by LIN TV Corp.

Issuer Purchases of Equity Securities
On August 17, 2005, our board of directors approved the repurchase by us of up to $200 million of our class A common stock (the “Program”). Share repurchases under the Program may be made from time to time in the open market or in privately negotiated transactions. The Program may be suspended or discontinued at any time. The following table provides information about purchases by us during the quarter ended December 31, 2005 of class A common stock that are registered pursuant to Section 12 of the Exchange Act under the Program.

				Approximate
			Total Number of	Dollar Value
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

				(In thousands)
October 1-30, 2005	—	—	—	$200,000
November 1-30, 2005	100,128	$13.01	100,128	$198,697
December 1-31, 2005	268,600	$12.93	268,600	$195,225
Total	368,728	$12.95	368,728	$195,225

Item 6.	Selected Financial Data:
Set forth below is selected consolidated financial data of LIN TV Corp. for each of the five years in the period ended December 31, 2005. The selected financial data as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 is derived from audited consolidated financial statements that appear elsewhere in this filing. The selected financial data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 is derived from audited consolidated financial statements that are not presented in this filing. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements of LIN TV Corp. and the notes thereto. The historical results presented are not necessarily indicative of future results.
The selected consolidated financial data of LIN Television Corporation is identical to that of LIN TV Corp. with the exception of basic and diluted loss per common share, which is not presented for LIN Television Corporation.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Consolidated Statement of Operations Data:
Net revenues	$380,384	$376,719	$344,239	$345,631	$272,195
Operating costs and expenses:
Direct operating(1)	113,317	103,952	101,444	96,522	82,530
Selling, general and administrative	107,548	95,553	88,876	78,745	64,630
Amortization of program rights	28,108	25,310	24,441	20,566	21,847
Corporate	21,252	18,586	16,216	13,417	8,436
Depreciation and amortization of intangible assets	34,368	32,311	31,890	28,266	65,925
Impairment of goodwill and intangible assets	33,421	—	51,665	—	—

Total operating costs and expenses	338,014	275,712	314,532	237,516	243,368

Operating income	42,370	101,007	29,707	108,115	28,827
Other (income) expense:
Interest expense, net	47,041	45,761	59,490	92,644	93,696
Share of (income) loss in equity investments	(2,543)	(7,428)	(478)	(6,328)	4,121
Minority interest in Banks Broadcasting	(451)	(454)	—	—	—
(Gain) loss on derivative instruments	(4,691)	(15,227)	(2,620)	(5,552)	5,552
Gain on redemption of investment in Southwest Sports Group	—	—	—	(3,819)	—
Fee on termination of Hicks Muse agreements	—	—	—	16,000	—
Loss on early extinguishment of debt	14,395	4,447	53,621	5,656	6,810
Other, net	(5)	1,951	1,050	3,098	996

Total other expense, net	53,746	29,050	111,063	101,699	111,175

(Loss) income from continuing operations before provision for (benefit from) income taxes and cumulative effect of change in accounting principle	(11,376)	71,957	(81,356)	6,416	(82,348)
Provision for (benefit from) income taxes	14,765	(19,031)	9,229	25,501	(20,627)

(Loss) income from continuing operations before cumulative effect of change in accounting principle	(26,141)	90,988	(90,585)	(19,085)	(61,721)
Discontinued operations:
(Income) loss from discontinued operations, net of tax	—	(44)	17	(1,577)	—
Loss (gain) from sale of discontinued operations, net of tax	—	1,284	(212)	(982)	—
Cumulative effect of change in accounting principle, net of tax	—	(3,290)	—	30,689	—

Net (loss) income	$(26,141)	$93,038	$(90,390)	$(47,215)	$(61,721)

(1)	Excluding depreciation of $32.4 million, $31.3 million, $30.7 million, $27.6 million and $22.8 million for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Basic (loss) income per common share:
(Loss) income from continuing operations before cumulative effect of change in accounting principle	$(0.51)	$1.81	$(1.81)	$(0.46)	$(2.40)
Income (loss) from discontinued operations, net of tax	—	—	—	0.04	—
(Loss) gain from sale of discontinued operations, net of tax	—	(0.03)	—	0.02	—
Cumulative effect of change in accounting principle, net of tax	—	0.07	—	(0.73)	—
Net (loss) income	(0.51)	1.85	(1.81)	(1.13)	(2.40)
Weighted-average number of common shares outstanding used in calculating basic (loss) income per common share	50,765	50,309	49,993	41,792	25,688
Diluted (loss) income per common share:
(Loss) income from continuing operations before cumulative effect of change in accounting principle	$(0.51)	$1.60	$(1.81)	$(0.46)	$(2.40)
Income from discontinued operations, net of tax	—	—	—	0.04	—
(Loss) gain from sale of discontinued operations, net of tax	—	(0.02)	—	0.02	—
Cumulative effect of change in accounting principle, net of tax	—	0.06	—	(0.73)	—
Net (loss) income	(0.51)	1.64	(1.81)	(1.13)	(2.40)
Weighted-average number of common shares outstanding used in calculating diluted (loss) income per common share	50,765	54,056	49,993	41,792	25,688
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$11,135	$14,797	$9,475	$143,860	$17,236
Intangible assets, net	1,931,981	1,649,240	1,673,430	1,711,312	1,592,463
Total assets	2,406,633	2,058,424	2,115,910	2,334,370	2,036,286
Total debt	981,714	632,841	700,367	864,520	1,056,223
Total stockholders’ equity	828,872	855,963	762,134	860,205	404,654
Cash Flow Data (Net cash provided by (used in)):
Operating activities	$39,235	$87,792	$52,538	$75,030	$42,192
Investing activities	(358,860)	(7,562)	9,749	33,367	(56,376)
Financing activities	315,963	(74,908)	(196,672)	18,227	23,588
Other Data:
Distributions from equity investments	4,953	7,948	7,540	6,405	6,583
Program payments	(29,033)	(25,050)	(23,029)	(22,475)	(22,386)
Stock-based compensation	3,738	419	147	894	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS
This filing contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. We cannot assure you that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include:

•	volatility and changes in our advertising revenues;

•	changes in general economic conditions in the markets in which we compete;

•	restrictions on our operations due to, and the effect of, our significant leverage;

•	increases in our cost of borrowings or inability or unavailability of additional debt or equity capital;

•	effects of complying with new accounting standards, including with respect to the treatment of our intangible assets and share-based compensation;

•	inability to consummate acquisitions on attractive terms;

•	increased competition, including from newer forms of entertainment and entertainment media or changes in the popularity or availability of programming;

•	increased costs, including increased capital expenditures as a result of necessary technological enhancements or acquisitions or increased programming costs;

•	effects of our control relationships, including the control that Hicks Muse and its affiliates have with respect to corporate transactions and activities we undertake; and

•	adverse state or federal legislation or regulation or adverse determinations by regulators including adverse changes in, or interpretations of, the exceptions to the FCC “duopoly” rule.
Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For further information or other factors, which could affect our financial results and such forward-looking statements, see “Risk Factors”.

Executive Summary
We are an owner and operator of 30 television stations in 18 mid-sized markets in the United States and Puerto Rico. Our operating revenues are derived from the sale of advertising time to local and national advertisers and, to a much lesser extent, from the networks for the broadcast of their programming and from other broadcast-related activities.
We recorded a net loss of $26.1 million and $90.4 million for the year ended December 31, 2005 and 2003, respectively, compared to net income of $93.0 million in 2004. The following are some of our operating highlights for 2005 compared to 2004:

•	We acquired the following television stations in 2005:

DMA Rank	Market	Call Letters		Network

25	Indianapolis, Indiana	WNDY-TV		UPN
32	Columbus, Ohio	WWHO-TV		UPN
46	Albuquerque, New Mexico	KRQE-TV		CBS
62	Mobile, Alabama/ Pensacola, Florida	WALA-TV		FOX
		WBPG-TV	(1)	WB
69	Green Bay, Wisconsin	WLUK-TV		FOX
150	Terre Haute, Indiana	WTHI-TV		CBS

(1)	We operate this station through a local marketing agreement and we have a purchase agreement to acquire this station for $3.0 million subject to FCC regulatory approvals.

•	We increased our debt by $348.9 million primarily related to our acquisitions of stations as follows:

•	We entered into a new six-year credit facility with total borrowings of up to $550 million.

•	We issued $175 million aggregate principal amount of 6 1/2% Senior Subordinated Notes due 2013 for gross proceeds of $175 million.

•	We issued $190 million aggregate principal amount of 6 1/2% Senior Subordinated Notes due 2013 — Class B for gross proceeds of $175.3 million.

•	We repurchased or redeemed $166.4 million principal amount of our 8% Senior Notes due 2008.

•	We invested $3.1 million in USDTV, a video program subscription service that uses a portion of the local broadcast television spectrum to broadcast a multi-channel program service to viewers.

•	We started a share repurchase program of up to $200.0 million of our class A common stock and purchased $4.8 million or 368,728 shares as of December 31, 2005.

•	We implemented SFAS 123(R) on October 1, 2005 and recorded stock-based compensation expense of $3.7 million for year ended December 31, 2005 compared to $0.4 million in 2004.

•	We recorded an impairment of $33.4 million in the carrying value of goodwill for year ended December 31, 2005.
Industry Trends
The broadcast television industry is reliant primarily on advertising revenues and faces increased competition largely from new technologies. The following summarizes certain of the competitive forces and risks that may impact our future operating results. For a discussion of other factors that may affect our business, see “Risk Factors”.

•	On February 8, 2006, the President signed into law a measure requiring the FCC to auction off the remaining analog broadcasting spectrum by January 28, 2008 and requiring all analog broadcast transmissions to cease by February 17, 2009. The measure also provided for a subsidy to provide free digital converters to consumers with analog receivers who depend on over-the-air service and do not subscribe to cable or satellite service.

•	Networks are basing the negotiation of affiliation agreements renewals or extensions contingent upon a reduction or eventual elimination of network compensation payments and in certain contract extensions are requiring broadcast stations to pay compensation to the network. In addition, the UPN and WB Networks announced that they would cease operating as a network and would no longer provide programming after September 20, 2006. We believe that we have three options for these stations: (i) affiliate with the newly created CW television network, (ii) affiliate with the newly created My Network TV or (iii) operate as an independent station, unaffiliated with any network.

•	The number of national program services has increased the competition for national advertising dollars resulting in our advertising revenues shifting from national advertisers to local advertisers. We received 67% of our revenues from local advertisers in 2005 compared to 68% in 2002. We expect this trend to continue.

•	We no longer have exclusive rights to off-network programs for time periods where we do not air our local news or network programs. Many of these programs now air on national cable channels or can be purchased on DVDs or via downloads to computers and mobile video devices by our television audience. This causes a further fragmentation of our television audience making it more difficult to maintain or increase the rates we charge our advertisers.

•	Political revenues from elections and revenues from Olympic Games, which generally occur on the even years, continue to create fluctuations in our operating results on a year-to-year comparison. According to the Television Bureau of Advertising, (i) U.S. television advertising decreased 5.7% in 2005 due largely to the loss of political advertising; (ii) U.S. television advertising increased 10.3% in 2004 due largely to political advertising and the Olympic Games; and (iii) U.S. television advertising decreased 2.3% in 2003 due to the impact of the war in Iraq and the loss of political revenue.

•	We depend on automotive-related advertising that represented approximately 27%, 27% and 25% of our total net revenues for the years ended December 31, 2005, 2004 and 2003, respectively. A significant change in these advertising revenues could materially affect our future results of operations.
Business Transactions
We have developed our business through a combination of acquisitions, dispositions and organic growth. We have acquired the following businesses during 2005:

•	Emmis Station Acquisitions — On November 30, 2005, we acquired four network-affiliated television stations and a local marketing agreement to operate another network-affiliated station from Emmis Communications for $257.2 million in cash. The four acquired stations included: KRQE-TV, the CBS affiliate serving Albuquerque, New Mexico, plus regional satellite stations; WALA-TV, the Fox affiliate serving Mobile, Alabama/ Pensacola, Florida; WLUK-TV, the Fox affiliate serving Green Bay, Wisconsin and WTHI-TV, the CBS affiliate serving Terre Haute, Indiana. We have a local marketing agreement to operate WBPG-TV, the WB affiliate serving Mobile, Alabama / Pensacola, Florida and a purchase option for $3.0 million to acquire the station from Emmis upon FCC approval.

•	Viacom Station Acquisitions — On March 31, 2005, we acquired WNDY-TV, the UPN affiliate serving Indianapolis, Indiana, and WWHO-TV, the UPN affiliate serving Columbus, Ohio, from Viacom, Inc. for $85.0 million in cash.

During 2004 and 2003, we acquired, exchanged or disposed of the following businesses and assets:

		Type of	Transaction Price
Acquisition Date	Station/Business	Transaction	(in millions)

5/14/2004	WEYI-TV	Disposition	$24.0 million
5/6/2004	WTIN-TV	Acquisition	$4.9 million
1/14/2004	WIRS-TV	Acquisition	$4.5 million
6/13/2003	KRBC-TV and KACB-TV	Disposition	$10.0 million
6/13/2003	700 MHz Spectrum (Channel 54-59) in various markets	Acquisition	$2.0 million
In 2004, we began operations of WAPA America, a new Spanish-language programming service for satellite and cable distribution in the United States. WAPA America receives its programming from our station in Puerto Rico and is distributed by our Springfield, Massachusetts television hub. WAPA America broadcasts current Puerto Rican news and entertainment shows as well as classic programming from WAPA’s prime time library.
Also in 2004, we began broadcasting MTV Puerto Rico on our second station in Puerto Rico. This program service is a joint program venture with MTV and targets a younger viewing audience that we believe is under-served by other television stations in the Puerto Rico market.
Subsequent Developments
UPN and WB Television Networks. On January 24, 2006, the UPN and WB networks announced they would cease operating as a network and would no longer provide programming after September 20, 2006. Seven of our stations are either UPN or WB network affiliates. These stations currently receive an average of two to three hours of daily programming from these networks and the revenue associated with these network-programmed time periods is less than 1.5% of the our consolidated net revenues. We believe that we have three options for these stations: (1) affiliate with the newly created CW television network, (2) affiliate with the newly created My Network TV or (3) operate as an independent station, unaffiliated with any network. We also believe that the dissolution of the WB and UPN networks will not have a material impact on our net revenues or operating income.
Critical accounting policies, estimates and recently issued accounting pronouncements
The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets, bad debts, program rights, income taxes, pensions, contingencies, share-based compensation and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
We have completed our annual test for impairment of goodwill and broadcast licenses as of December 31, 2005, 2004 and 2003. As a result of these tests no additional impairment was required as of December 31, 2004 and an impairment of $33.4 million and $51.7 million was recorded as of December 31, 2005 and 2003, respectively. The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our business plans and overall expectations as to market and economic considerations.
Approximately $1.9 billion, or 80%, of our total assets as of December 31, 2005 consisted of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the impairment testing of goodwill. If at any point in the future the value of these intangible assets decreased, we could be required to incur an impairment charge that could significantly and adversely impact our reported results of operations and stockholders’ equity. Our class A common stock currently trades at a price that results in a market capitalization less than total stockholder’s equity as of December 31, 2005 and has done so since April 2005. If we were required to write down intangible assets in future periods, we would incur an impairment charge, which could have a material adverse effect on the results of operations and the trading price of our class A common stock.
We based the valuation of broadcast licenses on the following basic assumptions for year ended December 31:

	2005	2004

Market revenue growth	1.1% to 6.1%	2.2% to 6.5%
Operating profit margins	28.0% to 39.9%	28.0% to 39.9%
Discount rate	8.0%	8.0%
Tax rate	34.0% to 39.0%	34.0% to 39.0%
Capitalization rate	1.5% to 3.0%	1.5% to 3.0%
If we were to decrease the market growth by one percent and by half of the projected growth rate, we would incur an impairment of our broadcast licenses of $40.0 million and $54.0 million, respectively, for the year ended December 31, 2005. If we were to decrease the operating margins by 5% and 10% of the projected operating margins, we would incur an impairment of our broadcast licenses of $102.0 million and $273.0 million, respectively, for the year ended December 31, 2005. If we were to increase the discount rate used in our valuation by 1% and 2%, we would incur an impairment of our broadcast licenses of $112.0 million and $242.0 million, respectively, for the year ended December 31, 2005.

We based the valuation of goodwill on the following basic assumptions for year ended December 31:

	2005	2004

Market revenue growth	1.1% to 6.1%	2.2% to 6.5%
Operating profit margins	28.0% to 46.7%	28.0% to 49.5%
Discount rate	8.0%	8.0%
Tax rate	34.0% to 39.9%	34.0% to 39.9%
Capitalization rate	1.5% to 3.0%	1.5% to 3.0%
If we were to decrease the market growth by one percent and by half of the projected growth rate, the carrying amount of our stations would exceed their fair value by $37.0 million and $45.0 million, respectively, for the year ended December 31, 2005. If we were to decrease the operating margins by 5% and 10% of the projected operating margins, the carrying amount of our stations would exceed their fair value by $70.0 million and $163.0 million, respectively, for the year ended December 31, 2005. If we were to increase the discount rate that it used in our valuation by 1% and 2%, the carrying amount of our stations would exceed their fair value by $86.0 million and $167.0 million, respectively, for the year ended December 31, 2005. In addition, we would be required to complete the second step of the goodwill impairment test. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill ($623.4 million at December 31, 2005). The implied fair value of goodwill is determined by a notional reperformance of the purchase price allocation using the station’s fair value as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss would be recognized in an amount equal to the excess.
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
If we were to assign higher values to our acquired network affiliation agreements and, therefore, less value to our broadcast licenses, it would have a significant impact on our operating results. The following chart reflects the hypothetical impact of the hypothetical reassignment of value from broadcast licenses to network affiliations and the resulting increase in amortization expense assuming a 15-year amortization period for the year ended December 31, 2005 (in thousands):

		Percentage of Total
		Value Reassigned to
		Network Affiliation
		Agreements

	As Reported	50%	25%

Balance Sheet (As of December 31, 2005):
Broadcast licenses	$1,301,294	$650,647	$975,971
Other intangible assets, net (including network affiliation agreements)	630,687	1,151,205	890,946
Statement of Operations (For the year ended December 31, 2005):
Depreciation and amortization of intangible assets	34,368	77,744	56,056
Operating income (loss)	42,370	(1,006)	20,682
Loss from continuing operations	(26,141)	(54,336)	(40,238)
Net loss	(26,141)	(54,336)	(40,238)
Net loss per diluted share	$(0.51)	$(1.07)	$(0.79)
We generally have acquired broadcast licenses in markets with a number of commercial television stations equal to or less than the number of television networks seeking affiliates. The methodology we used in connection with the valuation of the stations acquired is based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. We believed that in substantially all our markets it would be able to replace a network affiliation agreement with little or no economic loss to the television station. As a result of this assumption, we ascribed no incremental value to the incumbent network affiliation in substantially all our markets we operate in beyond the cost of negotiating a new agreement with another network and the value of any terms that were more favorable or unfavorable than those generally prevailing in the market. Other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operating performance of that station. As a result, we believe that these broadcasting companies include in their network affiliation valuation amounts related to attributes that we believe are more appropriately reflected in the value of the broadcast license or goodwill.
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
In future acquisitions, the valuation of the broadcast licenses and network affiliations may differ from those attributable to our existing stations due to different attributes of each station and the market in which it operates.
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
In the fourth quarter of 2004, we reversed our tax valuation allowance related to federal income taxes which resulted in a $50.1 million increase in our benefit from income taxes. We made the determination that it was more than likely that our deferred tax assets would be realized in the future based on the positive evidence of our historical performance over the last three years and on our projections of future results of operations. Lower interest rates compared to prior years and increased operating results from our acquisition of the stations acquired from Viacom and Emmis were key factors in our determination.
Revenue recognition
We recognize broadcast revenue during the financial statement period in which advertising is aired. Barter revenue is accounted for at the fair value of the assets or services received, or the advertising time surrendered, whichever is more clearly evident. Barter revenue is recorded at the time the advertising is broadcast, and barter expense is recorded at the time the assets or services are used. We recognized barter revenue in the amounts of $10.3 million, $10.1 million and $11.2 million in the years ended December 31, 2005, 2004 and 2003, respectively. We incurred barter expense in the amounts of $10.3 million, $9.9 million and $10.7 million in the years ended December 31, 2005, 2004 and 2003, respectively.
Accounting for stock-based compensation
On October 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment” and its related implementation guidance in accounting for stock-based employee compensation arrangements. This statement requires us to estimate the fair value of stock-based awards exchanged for employee services and recognize compensation cost based on this fair value over the requisite service period.
We estimate the fair value of stock awards using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), the Securities and Exchange Commission Staff Accounting Bulletin No. 107 and prior period pro forma disclosures of net earnings, including stock-based compensation as determined under a fair value method as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Black-Scholes model requires us to make assumptions and judgments about the variables to be assumed in the calculation (including the option’s expected life and the price volatility of the underlying stock) and the number of stock-

based awards that are expected to be forfeited. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the our historical exercise patterns. Price volatility is based on historical volatilities of our common stock and its expected forfeitures are estimated using our historical experience and of the common stock of peer group companies engaged in the broadcasting business. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and its results of operations could be materially impacted.
The following table presents the stock compensation expense included in the consolidated statements of income and recognized in accordance with SFAS 123R for the three-month period ended December 31, 2005 and the stock compensation expense included in the consolidated statements of income and recognized in accordance with APB 25 for the nine-month period ended September 30, 2005 and for the years ended December 31, 2004 and 2003:

		Based on the accounting rules under

		SFAS 123R	APB 25

		For the	For the
	For Year	Three Month	Nine-Month	For Year Ended
	Ended	Period Ended	Period Ended	December 31,
	December 31,	December 31,	September 30,
	2005	2005	2005	2004	2003

Direct operating	$201	$201	$—	$—	$—
Selling, general and administrative	746	421	325	63	147
Corporate	2,791	1,244	1,547	356	—

Share-based compensation expense before tax	3,738	1,866	1,872	419	147

Income tax benefit	(1,308)	(653)	(655)	(147)	(51)

Net stock-based compensation expense	$2,430	$1,213	$1,217	$272	$96

During 2005, we evaluated our method of compensating our employees and decreased the number of share option awards compared to prior years and increased the number of restricted stock awards granted to employees. We expect stock-based compensation expense to increase significantly over the next two years and we have not yet recognized compensation expense relating to the unvested employee stock options and stock awards of $14.2 million in the aggregate that will be recognized over a weighted-average period of approximately two years. We are electing the short-cut method to calculate the amount of our historical pool of windfall tax benefits as permitted under the Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”.
Prior to October 1, 2005, we accounted for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense was recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the underlying common stock at the date of grant in these periods. We adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” through disclosure only.

The following table illustrates the effect on net income (loss) if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands) in these periods:

		Year Ended
	Period for Nine	December 31,
	Months Ended
	September 30, 2005	2004	2003

Net income (loss), as reported	$3,561	$93,038	$(90,390)
Add: Stock-based employee compensation expense, included in reported net income (loss), net of tax effect	1,106	216	88
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effect	(1,287)	(2,849)	(3,005)

Pro forma net income (loss)	$3,380	$90,405	$(93,307)

Basic net income (loss) per common share, as reported	$0.07	$1.85	$(1.81)
Basic net income (loss) per common share, pro forma	0.07	1.80	(1.87)
Diluted net income (loss) per common share, as reported	0.07	1.64	(1.81)
Diluted net income (loss) per common share, pro forma	$0.07	$1.59	$(1.87)
The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions during period of nine months ended September 30, 2005 and year ended December 31, 2004 and 2003, respectively:

		Period for Nine
	Three Months	Months Ended	For Year Ended December 31,
	Ended	September 30,
	December 31, 2005	2005	2004	2003

Volatility	24%	24%	24%	30%
Risk-free interest rates	4.3 - 4.4%	3.7 - 3.8%	2.0 - 4.4%	1.5 - 3.25%
Weighted average expected life	4.5 years	3 - 6 years	3 - 10 years	2 - 5 years
Dividend yields	0%	0%	0%	0%
Amortization of program rights
We amortize program rights over the estimated broadcast period of the underlying programs. Program rights are analyzed by management on an ongoing basis through a review of ratings, program schedules and revenue projections, among other factors. If the projected future net revenues are less than the current carrying value of the program rights, we write-down the program rights to equal the amount of projected future net revenues. Our total program rights were $33.3 million and $29.5 million at December 31, 2005 and 2004, respectively.
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
We have a number of noncontributory defined benefit retirement plans covering certain of our employees in the United States and Puerto Rico. Contributions are based on period actuarial valuations and are charged to operations on a systematic basis over the expected average remaining service lives of current employees. The net pension expense is assessed in accordance with the advice of professionally qualified actuaries. The benefits under the defined benefit plans are based on years of service and compensation.
The selection of the assumptions used to determine pension expense or income involves significant judgment. Our long-term return on asset (ROA) and discount rate assumptions are considered the key variables in determining pension expense or income. To develop the long-term ROA assumption, we considered the current level of expected returns on risk-free investments, the historical level of the risk premium associated with the other asset classes in which we invested pension plan assets, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based upon an asset allocation within our policy allocation ranges to develop the long-term ROA assumption. The policy asset allocation ranges are between 60% and 70% equities and between 30% and 40% debt securities. The long-term ROA assumption for our pension plans in 2006 is 8.25%, unchanged from 2005 and 2004. The actual ROA was 4.05% and 9.87% for 2005 and 2004, respectively.
The discount rate assumption was determined by selecting a rate that would reflect the weighted rate on a theoretical high quality bond portfolio that would closely match the various durations of our pension liability duration. Our plan has an average duration consistent with a typical, ongoing pension plan. Accordingly, we look to the Moody’s Aa rate as an appropriate benchmark. The discount rate assumption for our pension plans in 2006 is 5.50%, compared to the discount rate of 5.50% and 5.75% for 2005 and 2004, respectively. Our pension expense is expected to be approximately $3.6 million in 2006. For every 2.5% that the actual pension plan asset return exceeds or is less than the long-term ROA assumption for 2006, our pension expense for 2006 would change by approximately $0.1 million. An increase or decrease of 25 basis points in the discount rate assumption for 2006 would increase or decrease our pension expense for 2006 by approximately $0.3 million.
We do not currently have minimum funding requirements, as set forth in ERISA and federal tax laws. We contributed $0.9 million and $4.7 million to the retirement plans in 2005 and 2004, respectively. We anticipate contributing approximately $1.6 million to the retirement plans in 2006.
In addition, we have $2.9 million of pension deferred actuarial losses resulting from changes in discount rates, differences between actual and assumed asset returns and differences between actual and assumed demographic experience (actual earnings, rates of turnover and retirement). These losses are amortized and included in future pension and retiree medical expense over the average employee service period of approximately five years. Although they are included in the liabilities disclosed in Note 11 — Retirement Plans, of the notes to the consolidated financial statements, they have not yet been reflected on our balance sheet.
Recently issued accounting pronouncements
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which was to be effective for reporting periods beginning after June 15, 2005. In April 2005, the FASB announced that the effective date of SFAS No. 123(R), had been delayed until the first quarter of 2006. SFAS No. 123(R) requires us to recognize the cost of employee services received in exchange for our equity instruments. Prior to October 1, 2005, in accordance with APB Opinion 25, we recorded the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense, except for modifications of stock grants, was recognized for stock option plans as the exercise price equaled the stock price on the date of grant. Under SFAS No. 123(R), we are required to measure compensation expense over the vesting period of the options based on the fair value of the stock options at the date the options are granted. As allowed by SFAS No. 123(R), we elected to use the Black-Scholes method of valuing options and the modified prospective application, which applies SFAS No. 123(R) to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date. We adopted SFAS No. 123(R) effective October 1, 2005 and recorded compensation expense of approximately $1.9 million during the fourth quarter of 2005.

In March 2005, the SEC staff issued a staff accounting bulletin (“SAB 107”) which expresses the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R).
In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143”, which is effective for all reporting periods ending after December 15, 2005. FIN 47 requires that an entity shall recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, rather than when the obligation is incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset as required by SFAS No. 143. An asset retirement obligation would be reasonably estimable if (a) it is evident that the fair value of the obligation is embodied in the acquisition price of the asset, (b) an active market exists for the transfer of the obligation, or (c) sufficient information exists to apply an expected present value technique. The provisions of FIN 47 are not expected to have a material impact on our consolidated financial statements.
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), which is effective for changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are not expected to have a material impact on our consolidated financial statements.
In June 2005, the FASB issued guidance on SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”) in Derivative Implementation Group (“DIG”) Issue B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” (“DIG Issue B38”) and Issue B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” (“DIG Issue B39”). The guidance in DIG Issue B38 clarifies that the potential settlement of a debtor’s obligation to a creditor that would occur upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. The guidance in DIG Issue B39 clarifies that an embedded call option that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower), it is underlying interest rate indexed and the investor will recover substantially all of its initial net investment. We have adopted the DIG issues effective April 1, 2005 and neither DIG issues had a material impact on our consolidated financial statements.

Results of Operations
Set forth below are the significant factors that contributed to our operating results for the years ended December 31, 2005, 2004 and 2003. Our results of operations from year to year are significantly affected by the impact of our acquisition of television stations from Viacom and Emmis in 2005 and the consolidation of Banks Broadcasting in accordance with FIN 46R effective March 31, 2004. As a result, our future reported financial results may not be comparable to the historical financial information and comparisons of any years may not be indicative of future financial performance. Our results of operations for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	Year Ended December 31,

	2005	2005 vs 2004	2004	2004 vs 2003	2003

	(Numbers are in thousands)
Local time sales	$280,449	7%	$262,734	6%	$246,832
National time sales	133,091	6%	125,243	0%	125,357
Political time sales	4,898	(82)%	27,360	510%	4,485
Agency commissions	(66,900)	(3)%	(69,224)	10%	(62,818)
Network compensation	10,454	(15)%	12,368	(3)%	12,700
Barter revenue	10,286	1%	10,143	(9)%	11,132
Other revenue	8,106	0%	8,095	24%	6,551

Net revenues	380,384	1%	376,719	9%	344,239

Operating costs and expenses:
Direct operating (excluding depreciation of $32.4 million, $31.3 million and $30.7 million for the years ended December 31, 2005, 2004 and 2003, respectively)	113,317	9%	103,952	2%	101,444
Selling, general and administrative	107,548	13%	95,553	8%	88,876
Amortization of program rights	28,108	11%	25,310	4%	24,441
Corporate	21,252	14%	18,586	15%	16,216
Depreciation and amortization of intangible assets	34,368	6%	32,311	1%	31,890
Impairment of goodwill and broadcast licenses, respectively	33,421	—	—	—	51,665

Total operating costs and expenses	338,014	23%	275,712	(12)%	314,532

Operating income	$42,370	(58)%	$101,007	240%	$29,707

Three-Year Comparison
Net Revenues
Net revenues consist primarily of national and local airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, Internet revenues, barter revenues, production revenues, tower rental income and carriage or retransmission agreements.
Net revenue increased 1% or $3.7 million for the year ended December 31, 2005 compared with the year ended December 31, 2004. The increase was due primarily to: (a) a decrease in political revenue of $22.5 million, (b) an increase of net revenue related to the stations acquired from Emmis and Viacom of $20.7 million, (c) a decrease in national time sales of $0.4 million, (d) an increase local time sales of $3.1 million, (e) a decrease in network compensation of $2.0 million and (f) decrease in sales-related agency commissions of $5.5 million.

Net revenues increased 9% or $32.5 million for the year ended December 31, 2004 compared to the prior year, which was driven by increased political and local revenue. Political revenue increased $22.9 million for the year ended December 31, 2004 compared to the prior year as a result of the 2004 presidential election cycle. We expect political revenue to increase substantially in 2006, an election year.
Local airtime sales for the year ended December 31, 2005 increased 7% over the prior year to $280.4 million. Local airtime sales for the year ended December 31, 2004 increased 6% over the prior year to $262.7 million. We operate the number one or number two local news station in 78% of our markets and generated 34% of our advertising revenues from local news sales in 2005 and 2004. Local advertising revenue has become increasingly important to our industry and is typically a more stable source of revenue than national time sales.
Net revenue attributable to Banks Broadcasting, which was consolidated in accordance with FIN 46R effective March 31, 2004, was $5.7 million and $4.0 million for the years ended December 31, 2005 and 2004, respectively.
Operating Costs and Expenses
Direct operating expenses (excluding depreciation and amortization of intangible assets), consisting primarily of news, engineering, programming and music licensing costs, increased $9.4 million or 9% for the year ended December 31, 2005 compared to the prior year due to $3.6 million related to the stations acquired from Viacom and Emmis, $2.1 million in employee compensation, $1.7 million in first full-year operations of WAPA America and MTV Puerto Rico and $1.5 million in utility costs related to the digital transmission facilities.
Direct operating expenses increased $2.5 million or 2% for the year ended December 31, 2004 compared to the prior year. The increase is primarily due to increased expenses of $1.0 million attributable to the consolidation of Banks Broadcasting and salary increases.
Selling, general and administrative expenses, consisting primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses, increased $12.0 million or 13% for the year ended December 31, 2005 compared to the prior year due to $5.5 million related to the stations acquired from Viacom and Emmis, $1.7 million in employee compensation, $1.9 million in employee benefit costs, $0.6 million in stock-based compensation, $0.8 million in barter expenses, $0.8 million in bad debt expenses and other general increases.
Selling, general and administrative expenses increased $6.7 million or 8% for the year ended December 31, 2004, compared to the prior year. The increase was driven primarily by $2.1 million of expenses attributable to the consolidation of Banks Broadcasting, a $1.6 million increase in local sales commissions due to the increase in local airtime sales and a $1.0 million increase in employee compensation expense.
Selling expenses as a percentage of net revenues were 7.0%, 6.5% and 6.5% for the years ended December 31, 2005, 2004 and 2003, respectively.
Amortization of program rights represents costs associated with the acquisition of syndicated programming, features and specials, increased $2.8 million or 11% for the year ended December 31, 2005 due primarily to an increase of $3.9 million related to the stations acquired from Viacom and Emmis offset by $1.0 million in general decreases in the amortization costs of existing stations.
Amortization of program rights increased $0.9 million or 4% for the year ended December 31, 2004 compared to the prior year. The increase is primarily due to the consolidation of Banks Broadcasting.
Corporate expenses, related to costs associated with the centralized management of our stations, increased $2.7 million or 14% for the year ended December 31, 2005 compared to the prior year due primarily to an increase of $2.2 million in stock-based compensation expense as a result of the adoption of SFAS 123(R) on October 1, 2005 and $0.4 million in due diligence costs related to the evaluation of strategic transactions.
Corporate expenses increased $2.4 million or 15% for the year ended December 31, 2004 compared to the prior year. Of the $2.4 million increase, $0.6 million is attributable to the consolidation of Banks Broadcasting. The remaining increase is primarily due to severance costs of $0.9 million related to the departure of a company executive and an increase in audit fees of $0.7 million related to corporate governance and related compliance activities.
Depreciation and amortization of intangible assets increased $2.1 million or 6% for the year ended December 31, 2005 compared to the prior year due to an increase of $4.2 million related to the stations acquired from Viacom and Emmis, offset by $2.1 million related to general decreases in the depreciation costs of existing stations.
Depreciation and amortization of intangibles was relatively flat for the year ended December 31, 2004 compared to the prior year.
We completed our annual impairment test for goodwill and broadcast licenses and recorded a non-cash impairment charge of $33.4 million and $51.7 million reflected in operating expenses for the years ended December 31, 2005 and 2003, respectively. This charge reflects the write-down of goodwill in 2005 based on the discounted cash flow forecast of one of our stations. Certain broadcast licenses were written down in 2003 based on a discounted cash flow forecast that uses industry averages to determine the fair value of broadcast licenses. The impairment to goodwill was the result of a decline in the operating profit margin of one of our stations due to low market growth and increased operating costs. The decrease in fair value of the broadcast licenses was the result of the decline in the advertising market during 2001 and 2003, which decreased industry operating margins (please refer to Note 6 — Intangible Assets, of the notes to the consolidated financial statements for a discussion of our impairments.)
Other (Income) Expense
The following table summarizes our total net interest expense:

	Year Ended December 31,

	2005	2004	2003

Components of interest expense
Credit Facility	$10,169	$9,623	$8,680
$300,000, 8 3/8% Senior Subordinated Notes	—	—	12,515
$375,000, 6 1/2% Senior Subordinated Notes	24,408	13,541	8,703
$190,000, 6 1/2% Senior Subordinated Notes — Class B	3,709	—	—
$125,000, 2.50% Exchangeable Senior Subordinated Debentures	7,533	7,556	4,832
$166,440, 8% Senior Notes	1,501	15,459	18,683
$276,000, 10% Senior Discount Notes	—	—	4,973
$100,000, 10% Senior Discount Notes	—	—	2,119
Interest income and other interest costs	(279)	(418)	(1,015)

Total interest expense, net	$47,041	$45,761	$59,490

Net Interest expense increased $1.3 million or 3% for year ended December 31, 2005 compared to the prior year due to increased borrowings related to the Viacom and Emmis station acquisitions. Net interest expense decreased $13.7 million or 23% for the year ended December 31, 2004 when compared to the prior year, due to lower outstanding borrowings and lower average interest rates.
Share of income in equity investments decreased $4.9 million for the year ended December 31, 2005 compared to the prior year due to the impairment of the broadcast license for the WAND (TV)

Partnership and the lower operating results for the WAND (TV) Partnership and the joint venture with NBC. Share of income in equity investments increased to $7.4 million for the year ended December 31, 2004 compared to $0.5 million for the year ended December 31, 2003. This increase was primarily the result of improved operating performance of the stations included in our joint venture with NBC and the WAND (TV) Partnership.
Gain on derivative instruments, derived from the mark-to-market adjustment of the carrying value of such instruments on our balance sheet, decreased $10.5 million for the year ended December 31, 2005 compared to the gain from the prior year due to fluctuations in market interest rates. The gain on derivative instruments increased to $15.2 million for the year ended December 31, 2004 compared to $2.6 million for the prior year due to fluctuations in market interest rates. The derivative instruments during 2004 and 2003 consisted of the embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures. Derivative instruments in 2005 consisted of the embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures and our interest rate swap arrangement.

Other items
We recorded a loss on the extinguishment of debt of $14.4 million, $4.4 million and $53.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The 2005 loss related to the write-off of unamortized financing fees, discounts and associated costs in connection with the early extinguishment of $166.4 million of 8% Senior Notes due 2008 and unamortized financing fees related to our credit facilities. The 2004 loss is related to the write-off of unamortized financing fees, discounts and associated costs in connection with the early extinguishment of $38.6 million of 8% Senior Notes due 2008. The 2003 loss is related to the write-off of unamortized financing fees, discounts and associated costs in connection with the early redemption of all of our 10% Senior Discount Notes and 8 3/8% Senior Subordinated Notes and the repurchase of $5.0 million principal amount of the 8% Senior Notes due 2008.
Income Taxes
We recorded a provision for income tax of $14.8 million for the year ended in December 31, 2005 based on a negative effective income tax rate of 110.5%. The increase to the effective income tax rate was primarily a result of recording an impairment loss of $33.4 million for year ended December 31, 2005 to reflect the write-down of goodwill. Our benefit from income taxes increased to $19.0 million for the year ended December 31, 2004, from a provision of $9.2 million for the prior year. In 2004, based on all available evidence, we determined that a substantial portion of our deferred tax assets would be realized. As a result of this determination, our 2004 income tax benefit included the benefit of $50.1 million from the reduction of the valuation allowance. This was offset by an increased tax provision related to recording increased income from continuing operations for the year ended December 31, 2004 compared to the prior period.
Liquidity and Capital Resources
Our principal sources of funds for working capital have historically been cash from operations and borrowings under our credit facility. At December 31, 2005, we had cash of $11.1 million and an undrawn, but committed, $234.0 million revolving credit facility, all of which was available as of December 31, 2005, subject to certain covenant restrictions.

Contractual Obligations

	2006	2007-2009	2010-2011	Thereafter	Total

Principal payments and mandatory redemptions on debt(1)	$—	$92,813	$223,187	$690,000	$1,006,000
Cash interest on debt(2)	58,849	163,536	94,647	118,346	435,378
Program payments(3)	31,211	59,245	15,758	4,211	110,425
Operating leases(4)	1,471	2,790	1,288	9,066	14,615
Local marketing agreement payments(5)	319	423	—	—	742
Acquisitions of broadcast licenses and operating assets(6)	912	3,000	—	—	3,912

Total	$92,762	$321,807	$334,880	$821,623	$1,571,072

(1)	We are obligated to repay our credit facility on November 4, 2011, each of our 6 1/2% Senior Subordinated Notes and 6 1/2 Senior Subordinated Notes — Class B on May 15, 2013 and our 2.50% Exchangeable Senior Subordinated Debentures in May 1, 2033. However, the holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to purchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

(2)	We have contractual obligations to pay cash interest on our credit facility, as well as commitment fees of approximately 0.50% on our revolving credit facility through 2011, and on each of our 6 1/2% Senior Subordinated Notes through 2013, our 6 1/2 Senior Subordinated Notes — Class B through 2013 and our 2.50% Exchangeable Senior Subordinated Debenture through 2033. We are obligated to pay contingent interest to holders of our 2.50% Exchangeable Senior Subordinated Debentures during any six-month period commencing May 15, 2008, if the average trading price of the debentures for a five trading day measurement period immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the debentures. The contingent interest to be paid would equal 0.25% per annum per $1,000 principal amount of debentures.

(3)	We have entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $37.7 million of program obligations as of December 31, 2005 and have unrecorded commitments of $72.7 million for programming that is not available to air as of December 31, 2005.

(4)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(5)	We have entered local marketing agreements to operate KNVA-TV, WNAC-TV and WBPG-TV for a fixed amount totaling $0.7 million as of December 31, 2005.

(6)	We have entered into option agreements that would enable us to purchase KNVA-TV and WNAC-TV for a fixed amount under certain conditions in which we are committed to pay minimum future fees totaling $0.9 million as of December 31, 2005. We have also entered into an asset purchase agreement to acquired WBPG-TV for $3.0 million pending FCC regulatory approval.
The following table sets forth the components of our net cash provided by operating activities (in thousands):

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash collected from customers	$335,994	$347,396	$313,863
Network compensation payments received	10,444	10,496	11,156
Cash received from other revenue	8,105	8,754	8,112
Cash paid for employee compensation and benefits	(137,906)	(128,378)	(131,088)
Cash paid for program payments	(29,033)	(25,050)	(23,029)
Cash paid for program buy-downs	(21,420)	—	—
Cash paid for interest	(40,289)	(39,885)	(52,722)
Cash paid for taxes	(1,638)	(5,621)	(5,758)
Cash paid for all other operating expenses	(85,018)	(79,920)	(67,996)

Net cash provided by operating activities	$39,235	$87,792	$52,538

Net cash provided by operating activities decreased $48.6 million to $39.2 million for the year ended December 31, 2005 compared to $87.8 million for the prior year. This decrease was the result of a decrease of cash collected from customers of $11.4 million, an increase in cash paid to employees of $9.5 million, program buy-downs of $21.4 million, and cash paid to fund other operating expenses of $5.1 million. Net cash provided by operating activities increased $35.3 million to $87.8 million for the year ended December 31, 2004 compared to $52.5 million for the prior year. This increase is the result of an increase in cash collected from customers of $33.5 million, which is the result of increased net revenue; a decrease in cash paid for interest of $12.8 million, resulting from lower average borrowing levels and interest rates during 2004; and a decrease in cash paid for all other operating expenses of $11.9 million related to the timing of certain operating expenses.
Net cash used in investing activities was $358.9 million for the year ended December 31, 2005 primarily due to the $342.2 million related to the acquisition of television stations from Viacom and Emmis. Net cash used in investing activities was $7.6 million for the year ended December 31, 2004 compared to net cash provided by investing activities of $9.7 million for the prior year. This change was primarily the result of the liquidation of our short-term investments during 2003.
Net cash provided by financing activities was $316.0 million for the year ended December 31, 2005 primarily due to the refinancing of existing debt and increased new borrowings related to the acquisition of the Viacom and Emmis stations. Net cash used in financing activities decreased $121.8 million to $74.9 million for the year ended December 31, 2004 compared to $196.7 million for the prior year. The decrease from 2003 was the result of our retirement of $376.0 million aggregate principle amount of 10% Senior Discount Notes and 10% Senior Discount Add-On Notes during 2003. This debt retirement was funded by proceeds from the $175.0 million term loan entered into during 2003, a $75.0 million drawdown on our existing revolving credit facility and cash on hand.
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
Description of Indebtedness
The following is a summary of our outstanding indebtedness as of (in thousands):

	December 31,

	2005	2004

Credit Facility	$316,000	$158,500
$166,440 8% Senior Notes due 2008 (net of discount of $2,884)(1)	—	163,556
$375,000, 6 1/2% Senior Subordinated Notes due 2013(2)	375,000	200,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 — Class B (net of discount of $14,283 at December 31, 2005)(3)	175,717	—
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $10,003 and $14,215 at December 31, 2005 and 2004, respectively)	114,997	110,785

Total debt	981,714	632,841
Less current portion	—	6,573

Total long-term debt	$981,714	$626,268

(1)	We repurchased and redeemed all of our 8% Senior Notes in the first quarter of 2005.

(2)	We issued an additional $175.0 million principal amount of 6 1/2% Senior Subordinated Notes in the first quarter of 2005.

(3)	We issued $190 million principal amount of 6 1/2% Senior Subordinated Notes — Class B in the third quarter of 2005 for net proceeds of approximately $175.3 million.

The following table is a summary of interest expense that is recorded during the period, which is paid in cash during the period or subsequent periods, and the interest expense related to amortization of discounts and deferred financing fees (in thousands):

	Year Ended December 31,

	2005	2004	2003

Components of interest expense:
Credit Facility	$9,424	$8,033	$7,194
$166,440 8% Senior Notes	1,356	13,883	16,783
$375,000 6 1/2% Senior Subordinated Notes	23,491	13,040	8,393
$190,000 6 1/2% Senior Subordinated Notes — Class B	3,121	—	—
$125,000 2.50% Exchangeable Senior Subordinated Debentures	3,177	3,201	2,110
$276,000 8 3/8% Senior Subordinated Notes	—	—	11,448
$325,000 10% Senior Discount Notes	—	—	330
$100,000 10% Senior Discount Notes	—	—	194
Other	(279)	(418)	(1,015)

Interest expense before amortization of discounts and deferred financing fees	40,290	37,739	45,437
Amortization of discounts and deferred financing fees	6,751	8,022	14,053

Total interest expense	$47,041	$45,761	$59,490

The following table summarizes the material terms of our debt agreements:
Credit Facility

	Revolving Facility	Term Loans

Final maturity date	11/4/2011	11/4/2011
Balance at December 31, 2005	$41,000	$275,000
Unused balance at December 31, 2005	234,000	—
Average rates for year ended December 31, 2005:
Adjusted LIBOR	1.10% to 4.32%	1.10% to 4.32%
Applicable margin	0.75% to 2.25%	0.75% to 2.25%

Interest rate	2.88% to 5.57%	2.88% to 5.57%

The revolving credit facility may be used for general corporate purposes, acquisitions of certain assets including share repurchases. The credit facility permits us to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. We are required to make mandatory payments of our terms loans in the amount of $10.3 million per quarter starting December 31, 2007 and additional payments based on certain debt transactions or the disposal of certain assets.
The credit facility contains covenants that, among other things, restrict the ability of our subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by it, make capital expenditures, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We are required, under the terms of the credit facility, to comply with specified financial ratios, including minimum interest coverage ratio and maximum leverage ratios. At December 31, 2005, we were in compliance with the covenants under our credit facility.

The credit facility also contain provisions that prohibit any modification of the indentures governing our senior subordinated notes in any manner adverse to the lenders and that limits our ability to refinance or otherwise prepay our senior subordinated notes without the consent of such lenders.
6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and 2.50% Exchangeable Senior Subordinated Debentures

2.50%
		6 1/2% Senior	Exchangeable
	6 1/2% Senior	Subordinated Notes	Senior Subordinated
	Subordinated Notes	— Class B	Debentures

Final maturity date	5/15/2013	5/15/2013	5/15/2033(1)
Annual interest rate	6.5%	6.5%	2.5%
Payable semi-annually in arrears	May 15th	May 15th	May 15th
	November 15th	November 15th	November 15th

(1)	The holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.
The 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and the 2.50% Exchangeable Senior Subordinated Debentures are unsecured and are subordinated in right of payment to all senior indebtedness including our credit facility.
The indentures governing the 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and 2.50% Exchangeable Senior Subordinated Debentures contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also have change of control provisions which may require us to purchase all or a portion of our 6 1/2% Senior Subordinated Notes and our 6 1/2% Senior Subordinated Notes — Class B at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest, and our 2.50% Exchangeable Senior Subordinated Debentures at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest.
The 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes — Class B have certain limitations and financial penalties for early redemption of the notes. The 2.50% Exchangeable Senior Subordinated Debentures have a contingent interest feature that could require us to pay contingent interest at the rate of 0.25% per annum commencing with the six-month period beginning May 15, 2008 if the average trading price of the debentures for a five-day measurement period preceding the beginning of the applicable six-month period equals 120% or more of the principal amount. The debentures also have certain exchange rights where the holder may exchange each debenture for a number of LIN TV Corp.’s class A common stock based on certain conditions.
Prior to May 15, 2008, the exchange rate will be determined as follows:

•	If the applicable stock price is less than or equal to the base exchange price, the exchange rate will be the base exchange rate; and

•	If the applicable stock price is greater than the base exchange price, the exchange rate will be determined in accordance with the following formula; provided, however, in no event will the exchange rate exceed 46.2748, subject to the same proportional adjustment as the base exchange rate: The Base Exchange Rate plus the Applicable Stock Price less the Base Exchange Price divided by the Applicable Stock Price multiplied by the Incremental Share Factor
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
Repayment of Principal
The following table summarizes future principal repayments on our debt agreements:

					2.50%
	Credit			6 1/2% Senior	Exchangeable
	Facilities	Credit	6 1/2% Senior	Subordinated	Senior
	(Revolving	Facilities	Subordinated	Notes —	Subordinated
	Facility)	(Term Loans)	Notes	Class B	Debentures		Total

Final maturity date	11/4/2011	11/4/2011	5/15/2013	5/15/2013	5/15/2033	(1)
2005	$—	$—	$—	$—	$—		$—
2006	—	—	—	—	—		—
2007	—	10,313	—	—	—		10,313
2008	—	41,250	—	—	—		41,250
2009	—	41,250	—	—	—		41,250
2010	—	41,250	—	—	—		41,250
Thereafter	41,000	140,937	375,000	190,000	125,000		871,937

Total	$41,000	$275,000	$375,000	$190,000	$125,000		$1,006,000

(1)	The holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.
We used the proceeds from the 6 1/2% Senior Subordinated Notes issued in January 2005 to repay $166.4 million of our 8% Senior Notes. We used net proceeds of $175.3 million from the issuance of our 6 1/2% Senior Subordinated Notes — Class B to repay amounts outstanding under our credit facility. We used borrowings under the credit facility of $316.0 million and cash on hand of $26.2 million to acquire television stations from Viacom and Emmis.
We paid $73.6 million on the principal amount of our debt in 2004 compared with $22.0 million in 2003. The $73.6 million in 2004 included a $22.0 million payment on the principal balance on our revolving credit facility, $7.0 million in mandatory payments on our term loans plus an additional $6.0 million on the principal balance on our term loans, and $38.6 million to retire a portion of our 8% Senior Notes. The $22.0 million in 2003 represented a payment on the principal balance of the revolving credit facility and $5.0 million to retire a portion of our 8% Senior Notes.
Off Balance Sheet Arrangements
GECC Note
We have a guarantee of a note associated with our joint venture with NBC. We have guaranteed General Electric Capital Corporation’s $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9% per annum thereafter that was assumed by the NBC joint venture in 1998. The guarantee would require us to pay any shortfall after the assets of the joint venture were liquidated in the case of a default. The cash flow generated by the joint venture has serviced the interest on the note and operational requirements of the joint venture since 1998 and has generated an average of $32.6 million in cash distributions over the last three years. We believe the fair value of the underlying assets of the joint venture is in excess of the carrying values of its assets or the GECC note.

Future Program Rights Agreements
We account for program rights and obligations in accordance with SFAS No. 63, “Financial Reporting by Broadcasters” (“SFAS 63”), which requires us to record a program rights agreements on the first broadcast date of the program. We have commitments for future program rights agreements not recorded on our balance sheet at December 31, 2005 of $72.7 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates principally with respect to our credit facility, which is priced based on certain variable interest rate alternatives. There was approximately $316 million outstanding as of December 31, 2005 under our credit facility.
As of December 31, 2005, we were party to an interest rate swap agreement, not designated as a hedging instrument under SFAS No. 133, in the notional amount of $100 million to manage exposure to interest rate risk associated with the variable rate portion of our credit facility.
Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical one percent increase in the floating rate used as the basis for the interest charged on the credit facility as of December 31, 2005 would result in an estimated $2.1 million increase in annualized interest expense assuming a constant balance outstanding of $316 million less the $100 million covered with the interest rate swap agreement.
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
We have recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features of $4.7 million, $15.2 million and $2.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
We are also exposed to market risk related to changes in the interest rates through our investing activities and our floating rate credit arrangements. With respect to borrowings, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates.

Item 8.	Financial Statements and Supplementary Data
See index on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:
There are no changes in or disagreements with our accountants on any accounting or financial disclosure.
Item 9A.     Controls and Procedures:
a) Evaluation of disclosure controls and procedures:
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
b) Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Our assessment excluded the following stations which were acquired on November 29, 2005: KRQE-TV, WALA-TV, WLUK-TV, WTHI-TV and the local marketing agreement to operate WBPG-TV. The total assets and net revenues of the stations acquired represents 11% and 2%, respectively, of our consolidated total assets and net revenues as of and for the year ended December 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was effective as of December 31, 2005.
Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.
c) Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2005 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.
Item 9B.     Other Information:
On March 16, 2006, LIN Television Corporation entered into a supplemental indenture among LIN Television, the guarantors party thereto and The Bank of New York, as trustee, to the indenture, dated as of May 12, 2003, among LIN Television, the guarantors party thereto and the Trustee (as supplemented by the supplemental indenture dated as of March 10, 2005), relating to LIN Television’s 6 1/2% Senior Subordinated Notes due 2013. On March 16, 2006, LIN Television Corporation also entered into a supplemental indenture among LIN Television, the guarantors party thereto and The Bank of New York, as trustee, to the indenture, dated as of May 12, 2003, among LIN Television, the guarantors party thereto and the Trustee (as supplemented by the supplemental indenture dated as of March 10, 2005), relating to LIN Television’s 2.50% Senior Subordinated Debentures. Each of the supplemental indentures was entered into in order to add certain wholly owned subsidiaries of LIN TV Corp. as additional guarantors to each indenture described above.

PART III

Item 10.	Directors and Executive Officers of the Registrant:
The response to this item is contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Directors and Executive Officers”, which is incorporated by reference herein.

Item 11.	Executive Compensation:
The response to this item is contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Summary Compensation Table”, which is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
The response to this item is contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption Security Ownership of Certain Beneficial Owners and Management, which is incorporated by reference herein.
Equity Compensation Plans
The following table provides information about the securities authorized for issuance under our stock-based compensation plans, including our 1998 Phantom Stock Plan, 1998 Stock Plan, Amended and Restated 2002 Stock Plan, Amended and Restated 2002 Non-Employee Director Stock Plan and Sunrise Stock Plan, as of December 31, 2005:

	Number of		Number of
	securities to be		securities remaining
	issued upon	Weighted-average	available for future
	exercise of	exercise price of	issuance under the
	outstanding options	outstanding options	stock-based
	warrants and rights	warrants and rights	compensation plans
Plan category	(1)	(2)	(3)

Stock-based compensation plans approved by security holders	1,096,742	$11.24	4,914,000
Stock-based compensation plans not approved by security holders	—	—	—

(1)	Includes 186,526 phantom stock units outstanding under our 1998 Phantom Stock Plan, the value of which may be paid in cash, shares of our class A common stock or both. As a result of the merger with Sunrise Television Corp in 2002, we assumed options to purchase 3,018 shares of class A common stock, with an exercise price of $13.33.

(2)	The 186,526 phantom units outstanding under the 1998 Phantom Stock Plan were issued without payment of consideration by the recipients.

(3)	Includes 4,578,000 shares available for future issuance under the 2002 Stock Plan, excluding 1,181,000 shares available for future issuance under the 1998 Stock Plan, which we do not intend to re-grant and consider unavailable for future grant, and 336,000 shares available for future issuance under the 2002 Non-Employee Director Stock Plan. Both the Amended and Restated 2002 Stock Plan and the Amended and Restated 2002 Non-Employee Director Stock Plan, in addition to the future grant of stock options, permit the grant of “stock awards”, which awards may take the form of restricted or unrestricted stock, with or without payment for such stock awards.

Item 13.	Certain Relationships and Related Transactions:
The response to this item is contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption Certain Relationships and Related Transactions, which is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services
The response to this item is contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption Independent Registered Public Accounting Firm Fees and Other Matters, which is incorporated by reference herein.
PART IV

Item 15.	Exhibits and Financial Statement Schedules:
(a) See Index to Financial Statements on page F-1.
(b) Exhibits.

No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of LIN TV Corp., as amended (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
3.2	Second Amended and Restated Bylaws of LIN TV Corp., as amended (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
3.3	Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 (File No. 000-25206) and incorporated by reference herein)
3.4	Restated By-laws of LIN Television Corporation (filed as Exhibit 3.4 to the Registration Statement on Form S-1 of LIN Television Corporation and LIN Holding Corp. (Registration No. 333-54003) and incorporated by reference herein)
4.1	Specimen of stock certificate representing LIN TV Corp. Class A Common stock, par value $.01 per share (filed as Exhibit 4.1 to LIN TV Corp.’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein)
4.2	Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 6 1/2% Senior Subordinated Notes (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed as of May 14, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
4.3	Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 2.50% Senior Subordinated Debentures (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed as of May 14, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
4.4	Indenture, dated as of September 29, 2005, among LIN Television Corporation, the guarantors listed therein and The Bank of New York Trust Company, N.A., as Trustee, relating to the 6 1/2% Senior Subordinated Notes due 2013 — Class B of LIN Television Corporation (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed as of October 5, 2005 (File Nos. 001-31311 and 000- 25206) and incorporated by reference herein)
4.5	Supplemental Indenture, dated as of March 10, 2005, among WAPA America, Inc., WWHO Broadcasting, LLC, LIN Television Corporation and The Bank of New York, as Trustee, for the 2.50% Exchangeable Senior Subordinated Debentures due 2033 (filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed as of November 9, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
4.6	Supplemental Indenture, dated as of March 10, 2005, among WAPA America, Inc., WWHO Broadcasting, LLC, LIN Television Corporation and The Bank of New York, as Trustee, for the 6 1/2% Senior Subordinated Notes due 2013 (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed as of November 9, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

No.		Description

4.7		Supplemental Indenture, dated as of March 16, 2006, among LIN of Alabama, LLC, LIN of Colorado, LLC, LIN of New Mexico, LLC, LIN of Wisconsin, LLC, and S&E Network, Inc., LIN Television Corporation and The Bank of New York, as Trustee for the 2.50% Exchangeable Senior Subordinated Debentures due 2033.
4.8		Supplemental Indenture, dated as of March 16, 2006, among LIN of Alabama, LLC, LIN of Colorado, LLC, LIN of New Mexico, LLC, LIN of Wisconsin, LLC, and S&E Network, Inc., LIN Television Corporation and The Bank of New York, as Trustee for the 6 1/2% Senior Subordinated Notes due 2013.
10.1		Registration Rights Agreement by and among LIN TV Corp. (f/k/a Ranger Equity Holdings Corporation) and the stockholders named therein (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein)
10	.2*	Amended and Restated Employment Agreement dated July 1, 2005, by and among LIN TV Corp. and Gary R. Chapman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed as of July 6, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10	.3*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman (incorporated herein by reference to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended March 31, 1995 (File Number 000-25206))
10	.4*	Amendment, dated October 1, 1999, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10	.5*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10	.6*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10	.7*	Fourth Amendment, dated July 1, 2005 to the Severance Agreement dated as of September 5, 1996, between LIN Television Corporation and Gary R. Chapman (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed as of July 6, 2005 (File Nos. 001-31311 and 000- 25206) and incorporated by reference herein)
10	.8*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt (filed as Exhibit 10.29 to the Quarterly Report on Form 10-Q of LIN Television Corporation for the fiscal quarter ended September 30, 1996 (File No. 000-25206) and incorporated by reference herein)
10	.9*	Amendment, dated October 1, 1999, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt (filed as Exhibit 99.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10	.10*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

No.		Description

10	.11*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10	.12*	Fourth Amendment, dated July 1, 2005 to the Severance Agreement dated as of September 5, 1996, between LIN Television Corporation and Gregory M. Schmidt (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed as of July 6, 2005 (File Nos. 001-31311 and 000- 25206) and incorporated by reference herein)
10	.13*	Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney (filed as Exhibit 10.22 to the Registration Statement on Form S-1 of LIN Holdings Corp. and LIN Television Corporation (Registration No. 333-54003) and incorporated by reference herein)
10	.14*	Amendment, dated October 1, 1999, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney (filed as Exhibit 99.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10	.15*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10	.16*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10	.17*	Fourth Amendment, dated July 1, 2005 to the Severance Agreement dated as of September 5, 1996, between LIN Television Corporation and Peter E. Maloney (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed as of July 6, 2005 (File Nos. 001-31311 and 000- 25206) and incorporated by reference herein)
10	.18*	Severance Agreement dated July 1, 2005 between LIN Television Corporation and Vincent L. Sadusky (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed as of July 6, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10	.19*	Severance Compensation Agreement dated as of February 27, 1997, between LIN Television Corporation and Denise Parent
10	.20*	Amendment, dated October 1, 1999, to the Severance Compensation Agreement dated as of February 27, 1997, between LIN Television Corporation and Denise Parent
10	.21*	Second Amendment, dated August 30, 2000, to the Severance Compensation Agreement dated as of February 27, 1997, between LIN Television Corporation and Denise Parent
10	.22*	Third Amendment, dated October 1, 2002, to the Severance Compensation Agreement dated as of February 27, 1997, between LIN Television Corporation and Denise Parent
10	.23*	Fourth Amendment, dated July 1, 2005 to the Severance Agreement dated as of February 27, 1997, between LIN Television Corporation and Denise Parent
10	.24*	Severance Compensation Agreement dated June 1, 2003 between LIN Television Corporation and John S. Viall, Jr.
10	.25*	First Amendment, dated July 1, 2005 to the Severance Agreement dated as of July 1, 2005, between LIN Television Corporation and John S. Viall, Jr.
10	.26*	LIN Television Corporation Retirement Plan, as amended and restated (incorporated herein by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation (Registration No. 33-84718))

No.		Description

10	.27*	LIN Television Corporation 401(k) Plan and Trust (incorporated herein by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation (Registration No. 33-84718))
10	.28*	LIN TV Corp. (formerly known as Ranger Equity Holdings Corporation) 1998 Stock Option Plan (filed as Exhibit 10.26 to the Annual Report on Form 10-K of LIN Holdings Corp. and LIN Television Corporation for the fiscal year ended December 31, 1998 (File No. 333-54003-06) and incorporated by reference herein)
10	.29*	LIN TV Corp. (formerly known as Ranger Equity Holdings Corporation) 1998 Phantom Stock Plan (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of LIN Holdings Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2001 (File No. 000-25206) and incorporated by reference herein)
10	.30*	LIN TV Corp. Amended and Restated 2002 Stock Plan, dated as of May 4, 2005 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed as of May 6, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10	.31*	LIN TV Corp. Amended and Restated 2002 Non-Employee Director Stock Plan, dated as of May 4, 2005 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed as of May 6, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10	.32*	LIN TV Corp. 2002 Employee Stock Purchase Plan (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein)
10	.33*	LIN Television Corporation Supplemental Benefit Retirement Plan (As Amended and Restated effective December 21, 2004) (Filed as exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)
10	.34*	Nonqualified Stock Option Letter Agreement dated March 3, 1998 between LIN Television Corporation and Gary R. Chapman (Filed as exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)
10	.35*	Nonqualified Stock Option Letter Agreement dated March 3, 1998 between LIN Television Corporation and Gregory M. Schmidt (Filed as exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)
10	.36*	Nonqualified Stock Option Letter Agreement dated March 3, 1998 between LIN Television Corporation and Peter E. Maloney (Filed as exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)
10	.37*	Summary of Executive Compensation Arrangements
10	.38*	Summary of Director Compensation Policies
10	.39*	Form of a Nonqualified Stock Option Letter Agreement (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed as of July 6, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10	.40*	Form of Restricted Stock Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed as of August 16, 2005 (File No. 001-31311) and incorporated by reference herein)

No.	Description

10.41	Credit Agreement dated as of November 4, 2005 among LIN Television Corporation, as the Borrower, Televicentro of Puerto Rico, LLC, as the Permitted Borrower, the Lenders Party Hereto, JP Morgan Chase Bank, N.A., as Administrative Agent, as an Issuing Lender and as Swingline Lender, JP Morgan Securities, Inc. and Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent and as an Issuing Lender and Goldman Sachs Credit Partners, L.P., Bank of America, N.A. and Wachovia Bank, National Association, as Documentation Agents and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed as of November 4, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.42	Asset Purchase Agreement, dated August 19, 2005, among Emmis Television Broadcasting, L.P., Emmis Television License, LLC, Emmis Indiana Broadcasting, L.P. and LIN Television Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed as of August 23, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.43	First Amendment to Asset Purchase Agreement, dated November 30, 2005, among Emmis Television Broadcasting, L.P., Emmis Television License, LLC, Emmis Indiana Broadcasting, L.P. and LIN Television Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed as of December 5, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
21	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of PricewaterhouseCoopers LLP
23.3	Consent of KMPG LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN TV Corp.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief l Financial Officer of LIN TV Corp.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(c)	Financial Statement Schedule
The following financial statement schedule is filed herewith:
Schedule I — Condensed Financial Information of the Registrant

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN TELEVISION CORPORATION

By:	/s/ Gary R. Chapman

Gary R. Chapman
Chairman, President
and Chief Executive Officer
Date: March 16, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of each of LIN TV Corp. and LIN Television Corporation in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY R. CHAPMAN Gary R. Chapman	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ VINCENT L. SADUSKY Vincent L. Sadusky	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2006

/s/ WILLIAM A. CUNNINGHAM William A. Cunningham	Vice President and Controller (Principal Accounting Officer)	March 16, 2006

/s/ RANDALL S. FOJTASEK Randall S. Fojtasek	Director	March 16, 2006

/s/ ROYAL W. CARSON, III Royal W. Carson, III	Director	March 16, 2006

/s/ WILLIAM S. BANOWSKY William S. Banowsky	Director	March 16, 2006

/s/ WILLIAM H. CUNNINGHAM William H. Cunningham	Director	March 16, 2006

Signature	Title	Date

/s/ WILMA H. JORDAN Wilma H. Jordan	Director	March 16, 2006

/s/ PETER S. BRODSKY Peter S. Brodsky	Director	March 16, 2006

/s/ MICHAEL A. PAUSIC Michael A. Pausic	Director	March 16, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of LIN TV Corp.:
We have completed integrated audits of LIN TV Corp.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LIN TV Corp. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 4 to the consolidated financial statements, effective March 31, 2004, the Company adopted the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, relating to the consolidation of Banks Broadcasting, Inc.
As discussed in Note 8 to the consolidated financial statements, effective October 1, 2005, the Company adopted the provisions of SFAS 123(R), Share Based Payment.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the following stations from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in a purchase business combination on November 29, 2005: KRQE-TV, WALA-TV, WLUK-TV, WTHI-TV and the local marketing agreement to operate WBPG-TV . We have also excluded these stations from our audit of internal control over financial reporting. Each of these stations is a wholly-owned subsidiary whose total assets and total revenues represent 11% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
PricewaterhouseCoopers LLP
Boston, Massachusetts
March 16, 2006

LIN TV CORP.
Consolidated Balance Sheets

	December 31,

	2005	2004

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,135	$14,797
Accounts receivable, less allowance for doubtful accounts (2005 — $1,148; 2004 — $1,450)	85,575	70,639
Program rights	25,960	17,312
Other current assets	3,534	3,790

Total current assets	126,204	106,538
Property and equipment, net	237,676	197,565
Deferred financing costs	20,173	11,060
Equity investments	63,526	65,813
Program rights	7,307	12,165
Goodwill	623,383	583,105
Broadcast licenses and other intangible assets, net	1,308,598	1,066,135
Other assets	19,766	16,043

Total assets	$2,406,633	$2,058,424

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,573
Accounts payable	8,292	7,774
Accrued interest expense	6,553	8,118
Accrued sales volume discount	5,287	6,462
Other accrued expenses	23,480	13,483
Program obligations	30,375	23,278

Total current liabilities	73,987	65,688
Long-term debt, excluding current portion	981,714	626,268
Deferred income taxes, net	439,619	445,695
Program obligations	7,343	12,008
Other liabilities	60,540	38,344

Total liabilities	1,563,203	1,188,003

Commitments and Contingencies (Note 12)
Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 179,322 and 173,822 issued and outstanding at December 31, 2005 and 2004, respectively	14,558	14,458

Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 28,562,583 shares and 26,946,183 shares at December 31, 2005 and 2004, respectively, issued and outstanding	286	269
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares and 23,508,119 shares at December 31, 2005 and 2004, respectively, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at December 31, 2005 and 2004, issued and outstanding; convertible into an equal number of shares of Class A common stock	—	—
Treasury stock, 368,728 shares of class A common stock at December 31, 2005, at cost	(4,777)	—
Additional paid-in capital	1,076,704	1,071,816
Accumulated deficit	(227,908)	(201,767)
Accumulated other comprehensive loss	(15,668)	(14,590)

Total stockholders’ equity	828,872	855,963

Total liabilities, preferred stock and stockholders’ equity	$2,406,633	$2,058,424

The accompanying notes are an integral part of the consolidated financial statements

LIN TV CORP.
Consolidated Statements of Operations

	Year Ended December 31,

	2005	2004	2003

	(In thousands,
	except per share information)
Net revenues	$380,384	$376,719	$344,239
Operating costs and expenses:
Direct operating (excluding depreciation of $32.4 million, $31.3 million and $30.7 million for the years ended December 31, 2005, 2004 and 2003, respectively)	113,317	103,952	101,444
Selling, general and administrative	107,548	95,553	88,876
Amortization of program rights	28,108	25,310	24,441
Corporate	21,252	18,586	16,216
Depreciation and amortization of intangible assets	34,368	32,311	31,890
Impairment of goodwill and intangible assets	33,421	—	51,665

Total operating costs and expenses	338,014	275,712	314,532

Operating income	42,370	101,007	29,707
Other expense, net:
Interest expense, net	47,041	45,761	59,490
Share of income in equity investments	(2,543)	(7,428)	(478)
Minority interest in loss of Banks Broadcasting, Inc.	(451)	(454)	—
Gain on derivative instruments	(4,691)	(15,227)	(2,620)
Loss on early extinguishment of debt	14,395	4,447	53,621
Other, net	(5)	1,951	1,050

Total other expense, net	53,746	29,050	111,063
(Loss) income from continuing operations before provision for (benefit from) income taxes and cumulative effect of change in accounting principle	(11,376)	71,957	(81,356)
Provision for (benefit from) income taxes	14,765	(19,031)	9,229

(Loss) income from continuing operations before cumulative effect of change in accounting principle	(26,141)	90,988	(90,585)
Discontinued operations:
(Income) loss from discontinued operations, net of tax provision of $206 and $824 for the years ended December 31, 2004 and 2003, respectively	—	(44)	17
Loss (gain) from sale of discontinued operations, net of tax (benefit) provision of $(1,094) and $109 for years ended December 31, 2004 and 2003, respectively	—	1,284	(212)
Cumulative effect of change in accounting principle, net of a tax effect of $0	—	(3,290)	—

Net (loss) income	$(26,141)	$93,038	$(90,390)

Basic (loss) income per common share:
(Loss) income from continuing operations before cumulative effect of change in accounting principle	$(0.51)	$1.81	$(1.81)
Loss from sale of discontinued operations, net of tax	—	(0.03)	—
Cumulative effect of change in accounting principle, net of tax	—	0.07	—
Net (loss) income	(0.51)	1.85	(1.81)
Weighted-average number of common shares outstanding used in calculating basic (loss) income per common share	50,765	50,309	49,993
Diluted (loss) income per common share:
(Loss) income from continuing operations before cumulative effect of change in accounting principle	$(0.51)	$1.60	$(1.81)
Loss from sale of discontinued operations, net of tax	—	(0.02)	—
Cumulative effect of change in accounting principle, net of tax	—	0.06	—
Net (loss) income	$(0.51)	$1.64	$(1.81)
Weighted-average number of common shares outstanding used in calculating diluted (loss) income per common share	50,765	54,056	49,993
The accompanying notes are an integral part of the consolidated financial statements

LIN TV CORP.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

	Common Stock

										Accumulated
	Class A		Class B		Class C		Treasury	Additional		Other	Total
							Stock,	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	at cost	Capital	Deficit	Loss	Equity	(Loss) Income

	(In thousands, except for number of shares)
Balance at December 31, 2002	26,296,169	$262	23,579,788	$236	2	$—	$—	$1,064,122	$(204,415)	$—	$860,205	$—
Minimum additional pension liability	—	—	—	—	—	—	—	—	—	(10,459)	(10,459)	$(10,459)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	286,240	3	—	—	—	—	—	2,628	—	—	2,631
Issuance of class A common shares in exchange for class B common shares	69,651	1	(69,651)	(1)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	147	—	—	147
Net loss	—	—	—	—	—	—	—	—	(90,390)	—	(90,390)	(90,390)

Comprehensive loss — 2003												$(100,849)

Balance at December 31, 2003	26,652,060	$266	23,510,137	$235	2	$—	$—	$1,066,897	$(294,805)	$(10,459)	$762,134
Minimum additional pension liability	—	—	—	—	—	—	—	—	—	(4,131)	(4,131)	(4,131)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	292,105	3	—	—	—	—	—	1,815	—	—	1,818
Issuance of class A common shares in exchange for class B common shares	2,018	—	(2,018)	—	—	—	—	—	—	—	—
Reversal of deferred tax allowance	—	—	—	—	—	—	—	2,685	—	—	2,685
Stock-based compensation	—	—	—	—	—	—	—	419	—	—	419
Net income	—	—	—	—	—	—	—	—	93,038	—	93,038	93,038

Comprehensive income — 2004												$88,907

Balance at December 31, 2004	26,946,183	$269	23,508,119	$235	2	$—	$—	$1,071,816	$(201,767)	$(14,590)	$855,963
Minimum additional pension liability	—	—	—	—	—	—	—	—	—	(1,078)	(1,078)	(1,078)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	321,645	3	—	—	—	—	—	2,122	—	—	2,125
Issuance of class A common shares in exchange for class B common shares	6,060	—	(6,060)	—	—	—	—	—	—	—	—
Tax benefit from stock exercises	—	—	—	—	—	—	—	1,030	—	—	1,030
Stock-based compensation	1,288,695	14	—	—	—	—	—	1,736	—	—	1,750
Repurchase of 368,728 of class A common stock	—	—	—	—	—	—	(4,777)	—	—	—	(4,777)
Net loss	—	—	—	—	—	—	—	—	(26,141)	—	(26,141)	(26,141)

Comprehensive loss — 2005												$(27,219)

Balance at December 31, 2005	28,562,583	$286	23,502,059	$235	2	$—	$(4,777)	$1,076,704	$(227,908)	$(15,668)	$828,872

The accompanying notes are an integral part of the consolidated financial statements

LIN TV Corp.
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(26,141)	$93,038	$(90,390)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	34,368	32,311	31,890
Amortization of financing costs and note discounts	6,751	8,022	14,053
Amortization of program rights	28,108	25,310	24,835
Program payments	(29,033)	(25,050)	(23,029)
Program payment buyouts	(21,420)	—	—
Loss on extinguishment of debt	14,395	4,447	53,621
Cumulative effect of change in accounting principle, net of tax impact	—	(3,290)	—
Gain on derivative instruments	(4,691)	(15,227)	(2,620)
Impairment of goodwill and intangible assets	33,421	—	51,665
Share of income in equity investments	(2,543)	(7,428)	(478)
Deferred income taxes, net	9,622	(24,610)	6,082
Stock-based compensation	3,738	419	147
Other, net	328	(1,501)	625
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(15,544)	1,280	7
Other assets	(231)	(1,754)	(3,344)
Accounts payable	3,400	370	(4,496)
Accrued interest expense	(1,565)	(1,728)	(5,667)
Accrued sales volume discount	(1,175)	387	660
Other accrued expenses	7,447	2,796	(1,023)

Net cash provided by operating activities	39,235	87,792	52,538

INVESTING ACTIVITIES:
Capital expenditures	(18,002)	(28,810)	(28,357)
Proceeds from sale of broadcast licenses and related operating assets	—	24,000	10,000
Investment in minority investments	550	(650)	—
Distributions from equity investments	4,953	7,948	7,540
Payments for business combinations, net of cash acquired	(342,172)	—	—
Acquisition of broadcast licenses	(232)	(9,154)	(1,980)
Proceeds from liquidation of short-term investments	—	—	23,691
USDTV investment and other investments, net	(3,957)	(896)	(1,145)

Net cash (used in) provided by investing activities	(358,860)	(7,562)	9,749

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	2,125	1,818	2,631
Proceeds from long-term debt	795,253	—	500,000
Net (repayments) proceeds from revolver debt	41,000	(22,000)	22,000
Principal payments on debt	(494,940)	(51,560)	(684,500)
Cash expenses associated with early extinguishment of debt	(7,108)	(3,019)	(26,456)
Treasury stock purchased	(4,777)	—	—
Long-term debt financing costs	(15,590)	(147)	(10,347)

Net cash provided by (used in) financing activities	315,963	(74,908)	(196,672)

Net (decrease) increase in cash and cash equivalents	(3,662)	5,322	(134,385)
Cash and cash equivalents at the beginning of the period	14,797	9,475	143,860

Cash and cash equivalents at the end of the period	$11,135	$14,797	$9,475

The accompanying notes are an integral part of the consolidated financial statements

LIN TV Corp.
Notes to Consolidated Financial Statements
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
LIN TV Corp. (“LIN TV”), together with its subsidiaries, including LIN Television Corporation (“LIN Television”), (together, the “Company”), is a television station group operator in the United States and Puerto Rico. LIN TV Corp. and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst, Incorporated (Hicks Muse).
LIN TV Corp. guarantees all debt of LIN Television Corporation. All of the consolidated wholly-owned subsidiaries of LIN Television Corporation fully and unconditionally guarantee all the Company’s debt on a joint and several basis.
Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation.
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
The only activities of LIN TV on a stand-alone basis for the years ended December 31, 2005, 2004 and 2003 were equity transactions with all net proceeds immediately contributed to the Company’s subsidiaries.
In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” the Company’s interest in Banks Broadcasting, Inc. (“Banks Broadcasting”) is consolidated with the Company effective March 31, 2004 (see Note 4 for further discussion of Banks Broadcasting).
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

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
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
Revenue recognition
Broadcast revenue is recognized during the financial statement period in which advertising is aired. Barter revenue is accounted for at the fair value of the assets or services received, or the advertising time surrendered, whichever is more clearly evident. Management judgment is required to determine which value is more clearly evident. Barter revenue is recorded at the time the advertising is broadcast, and barter expense is recorded at the time the assets or services are used. The Company recognized barter revenue of $10.3 million, $10.1 million and $11.2 million in the years ended December 31, 2005, 2004 and 2003, respectively. The Company incurred barter expense of $10.3 million, $9.9 million and $10.7 million in the years ended December 31, 2005, 2004 and 2003, respectively.
Advertising expense
Advertising costs are expensed as incurred. The Company incurred advertising costs in the amounts of $5.2 million, $5.1 million and $4.6 million in the years ended December 31, 2005, 2004 and 2003, respectively.
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

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
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

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
the audience for local syndicated programming. As a result, these broadcasting companies allocate a significant portion of the purchase price for any station that they may acquire to the network affiliation relationship.
The Company generally has acquired broadcast licenses in markets with a number of commercial television stations equal to or less than the number of television networks seeking affiliates. The methodology the Company used in connection with the valuation of the stations acquired is based on the Company’s evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. The Company believed that in substantially all of its markets it would be able to replace a network affiliation agreement with little or no economic loss to the television station. As a result of this assumption, the Company ascribed no incremental value to the incumbent network affiliation in substantially all of its markets the Company operates in beyond the cost of negotiating a new agreement with another network and the value of any terms that were more favorable or unfavorable than those generally prevailing in the market. Other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operating performance of that station. As a result, the Company believes that these broadcasting companies include in their network affiliation valuation amounts related to attributes that the Company believes are more appropriately reflected in the value of the broadcast license or goodwill.
If the Company were to assign higher values to its acquired network affiliation agreements and, therefore, less value to its broadcast licenses, it would have a significant impact on the Company’s operating results. The following chart reflects the hypothetical impact of the hypothetical reassignment of value from broadcast licenses to network affiliations and the resulting increase in amortization expense assuming a 15-year amortization period for the year ended December 31, 2005 (in thousands):

		Percentage of Total Value
		Reassigned to Network
		Affiliation Agreements

	As Reported	50%	25%

Balance Sheet (As of December 31, 2005):
Broadcast licenses	$1,301,294	$650,647	$975,971
Other intangible assets, net (including network affiliation agreements)	630,687	1,151,205	890,946
Statement of Operations (For the year ended December 31, 2005):
Depreciation and amortization of intangible assets	34,368	77,744	56,056
Operating income (loss)	42,370	(1,006)	20,682
Loss from continuing operations	(26,141)	(54,336)	(40,238)
Net loss	(26,141)	(54,336)	(40,238)
Net loss per diluted share	$(0.51)	$(1.07)	$(.79)
In future acquisitions, the valuation of the broadcast licenses and network affiliations may differ from those attributable to the Company’s existing stations due to different attributes of each station and the market in which it operates.
Long lived-assets
The Company periodically evaluates the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
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
Accounting for stock-based compensation
At December 31, 2005, the Company had four stock-based employee compensation plans, which are described more fully in Note 8. On October 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” and its related implementation guidance in accounting for stock-based employee compensation arrangements using the modified prospective approach. This statement requires the Company to estimate the fair value of stock- based awards exchanged for employee services and recognize compensation cost based on this fair value over the requisite service period. The Company is electing the short-cut method to calculate the amount of the historical pool of windfall tax benefits as permitted under the FASB Staff Position (FSP) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”.
The Company estimates the fair value of stock awards using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), Securities and Exchange Commission Staff Accounting Bulletin No. 107 and prior period pro forma disclosures of net earnings, including stock-based compensation as determined under a fair value method as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Black-Scholes model requires the Company to make assumptions and judgments about the variables to be assumed in the calculation (including the option’s expected life and the price volatility of the underlying stock) and the number of stock-based awards that are expected to be forfeited. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. Price volatility is based on historical volatilities of Company’s common stock and its expected forfeitures are estimated using the Company’s historical experience and of the common stock of peer group companies engaged in the broadcasting business. If actual results or future changes in estimates differ significantly from the Company’s current estimates, stock-based compensation expense and its results of operations could be materially impacted.

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
The following table presents the stock compensation expense included in the consolidated statements of income and recognized in accordance with SFAS 123R for the three-month period ended December 31, 2005 and the stock compensation expense included in the consolidated statements of income and recognized in accordance with APB 25 for the nine-month period ended September 30, 2005 and for the years ended December 31, 2004 and 2003:

		Based on the Accounting Rules Under

		SFAS 123R	APB 25

				For Year Ended
	For Year Ended	For the Three Month	For the Nine-Month	December 31,
	December 31,	Period Ended	Period Ended
	2005	December 31, 2005	September 31, 2005	2004	2003

Direct operating	$201	$201	$—	$—	$—
Selling, general and administrative	746	421	325	63	147
Corporate	2,791	1,244	1,547	356

Share-based compensation expense before tax	3,738	1,866	1,872	419	147

Income tax benefit	(1,308)	(653)	(655)	(147)	(51)

Net stock-based compensation expense	$2,430	$1,213	$1,217	$272	$96

Net stock-based compensation expense as if presented on the accounting rules under APB 25	$1,949	$732	1,217	$272	$96

The following table illustrates the effect on net income (loss) if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands) for the periods prior to October 1, 2005:

		Year Ended
	For the Period	December 31,
	Ended
	September 30, 2005	2004	2003

Net income (loss), as reported	$3,561	$93,038	$(90,390)
Add: Stock-based employee compensation expense, included in reported net income (loss), net of tax effect	1,106	216	88
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effect	(1,287)	(2,849)	(3,005)

Pro forma net income (loss)	$3,380	$90,405	$(93,307)

Basic net income (loss) per common share, as reported	$0.07	$1.85	$(1.81)
Basic net income (loss) per common share, pro forma	0.07	1.80	(1.87)
Diluted net income (loss) per common share, as reported	0.07	1.64	(1.81)
Diluted net income (loss) per common share, pro forma	$0.07	$1.59	$(1.87)
Income taxes
Deferred income taxes are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. A valuation allowance is applied against net deferred tax assets if it is determined that it is more likely that some or all of the deferred tax assets will not be realized.

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
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
Earnings per Share
Basic and diluted earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per common share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted earnings per share since potential common shares from the exercises of stock options and phantom units are anti-dilutive for the years ended December 31, 2005 and 2003 and are, therefore, excluded from the calculation. Options to purchase 910,000, 4,179,000 and 3,510,000 shares of common stock and phantom units exercisable into 186,000, 328,000 and 525,000 shares of common stock were outstanding as of December 31, 2005, 2004 and 2003, respectively, but were not included in the calculation of diluted earnings per share for the years ended December 31, 2005 and 2003 because the effect of their inclusion would have been anti-dilutive.
The following is a reconciliation of basic and diluted (loss) income per common share for the year ended December 31, (in thousands):

	2005	2004	2003

Numerator for (loss) income per common share calculation:
Net (loss) income available to common shareholders, basic	$(26,141)	$93,038	$(90,390)
Interest expense on contingent debt, net of tax	—	4,534	—
Derivative income, net of tax	—	(9,136)	—

Net (loss) income available to common shareholders, diluted	$(26,141)	$88,436	$(90,390)

Denominator for loss (income) per common share calculation:
Weighted average common shares, basic	50,765	50,309	49,993
Effect of dilutive securities:
Stock options	—	394	—
Contingently convertible debt	—	3,353	—

Weighted average common shares, diluted	50,765	54,056	49,993

Basic (loss) income per common share	$(0.51)	$1.85	$(1.81)
Diluted (loss) per common share	$(0.51)	$1.64	$(1.81)
Fair value of financial instruments
Financial instruments, including cash and cash equivalents, and investments, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value. (see Note 7 relating to debt). Fair values are based on quoted market prices

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
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
The discount rate enables the Company to state expected future benefit payments as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. The Company decreased its discount rate to 5.50% and 5.75% in 2005 and 2004, respectively, to reflect market interest rate conditions.
To determine the expected long-term rate of return on the plan assets, the Company considered the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. The Company’s long-term expected return on plan assets was 8.25% in both 2005 and 2004.
Recently issued accounting pronouncements
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which was to be effective for reporting periods beginning after June 15, 2005. In April 2005, the FASB announced that the effective date of SFAS No. 123(R), has been delayed until the first quarter of 2006. SFAS No. 123(R) requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Prior to October 1, 2005, in accordance with APB Opinion 25, the Company recorded the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense, except for modifications of stock grants, was recognized for stock option plans as the exercise price equaled the stock price on the date of grant. Under SFAS No. 123(R), the Company is required to measure compensation expense over the vesting period of the options based on the fair value of the stock options at the date the options are granted. As permitted by SFAS 123R, the Company adopted SFAS No. 123(R) effective October 1, 2005 and recorded compensation expense of approximately $1.9 million during the fourth quarter of 2005. As allowed by SFAS No. 123(R), the Company elected to use the Black-Scholes method of valuing options and the modified prospective application, which applies SFAS No. 123(R) to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date.
In March 2005, the SEC staff issued a staff accounting bulletin (“SAB 107”) which expresses the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R).
In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143”, which is effective for all reporting periods ending after December 15, 2005. FIN 47 requires that an entity shall recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonable estimated, rather than when the obligation is incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset as required by SFAS No. 143. An asset retirement obligation would be reasonably estimable if (a) it is evident that the fair value of the obligation is embodied in the acquisition price of the asset, (b) an active market exists for the transfer of the obligation, or (c) sufficient information exists to apply an expected present value technique. The provisions of FIN 47 are not expected to have a material impact on the Company’s consolidated financial statements.
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), which is effective for changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are not expected to have a material impact on the Company’s consolidated financial statements.
In June 2005, the FASB issued guidance on SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”) in Derivative Implementation Group (“DIG”) Issue B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” (“DIG Issue B38”) and Issue B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” (DIG Issue B39”). The guidance in DIG Issue B38 clarifies that the potential settlement of a debtor’s obligation to a creditor that would occur upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. The guidance in DIG Issue B39 clarifies that an embedded call option that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower), it is underlying interest rate indexed and the investor will recover substantially all of its initial net investment. The Company adopted the DIG issues effective April 1, 2005 and neither DIG issues had a material impact on the Company’s consolidated financial statements.
Note 2 — Acquisitions
Emmis Station Acquisitions. On November 29, 2005, the Company purchased four network-affiliated television stations from Emmis Communications (“Emmis”) for $257.2 million in cash including direct acquisition expenses. The four acquired stations were: KRQE-TV, the CBS affiliate serving Albuquerque, New Mexico, plus regional satellite stations; WALA-TV, the Fox affiliate serving Mobile, Alabama/ Pensacola, Florida; WLUK-TV, the Fox affiliate serving Green Bay, Wisconsin; and WTHI-TV, the CBS affiliate serving Terre Haute, Indiana. The Company also entered into a local marketing agreement to operate WBPG-TV, the WB affiliate serving Mobile, Alabama/ Pensacola, Florida and has a purchase option for $3.0 million to acquire the station from Emmis upon FCC approval. The primary reasons for this acquisition were to grow the Company through selective

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
station acquisitions and to increase operating income of those acquired stations by reducing engineering and accounting costs, where possible, using one of the Company’s regional television technology centers, by improving the local news franchises and by capturing increased revenue share as a result of the improvement in the local news franchises.
In addition to the $4.9 million of program obligations recorded by the Company in connection with the acquisition of the Emmis stations, the Company recorded $1.7 million in other liabilities related to estimated losses on acquired program obligations; representing the estimated excess of program obligations over the fair value of program rights that are unrecorded in accordance with SFAS No. 63 “Accounting for Broadcasters.” The Company also recorded $8.6 million in other accruals and liabilities in connection with the acquisition of Emmis stations relating to (a) employee severance costs and certain contractual costs as a result of the Company’s plans to centralize the master control operations of WLUK-TV and WTHI-TV at the Company’s technology center in Indianapolis, Indiana, (b) transaction costs in connection with the acquisition and (c) the buy-out of certain operating agreements. The Company has paid approximately $0.7 million related to the accruals and liabilities noted above for year ended December 31, 2005. The Company expects to pay the employee severance costs in 2006 and to pay the balance over the 4.5 year average life of the operating agreements.
Viacom Station Acquisitions. On March 31, 2005, the Company purchased WNDY-TV, the UPN affiliate serving Indianapolis, Indiana, and WWHO-TV, the UPN affiliate serving Columbus, Ohio, from Viacom, Inc. for $85.0 million in cash including direct acquisition expenses. The primary reasons for this acquisition were to grow the Company through selective station acquisitions and to increase operating income of those acquired stations by reducing engineering and accounting costs using one of the Company’s regional television technology centers and by capturing increased revenue share. In addition, the Company closed the studio facilities of WNDY-TV and relocated it to WISH-TV, the television station already owned by the Company in Indianapolis, thereby eliminating rent costs of WNDY-TV and eliminating other redundant operating costs of the combined station operations.
In addition to the $14.4 million of program obligations recorded by the Company in connection with the acquisition of WNDY-TV and WWHO-TV, the Company recorded $25.7 million in other liabilities related to estimated losses on acquired program obligations; representing the estimated excess of program obligations over the fair value of program rights that are unrecorded in accordance with SFAS No. 63 “Accounting for Broadcasters.” The Company paid $21.4 million related to buyouts of certain recorded and unrecorded program obligations of these stations during the year ended December 31, 2005. The Company also recorded $1.6 million in other accruals in connection with the acquisition of WNDY-TV and WWHO-TV relating to employee severance costs and certain contractual costs as a result of the Company’s plans to centralize the master control operations of WNDY-TV and WWHO-TV at the Company’s technology center in Indianapolis, Indiana, as well as transaction costs in connection with the acquisitions. The Company has paid approximately $1.3 million related to the accruals and liabilities noted above for year ended December 31, 2005. The Company expects to pay $0.3 million related to pay the balance over the 2.5 year average life of the operating agreements.

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
The following table summarizes the acquisitions of the Company in the last three years (in thousands):

	UHF
	Television			Viacom	Emmis
	Licenses(1)	WIRS-TV(1)	WTIN-TV(1)	Acquisition	Acquisition

	June 13,	January 14,	May 6,	March 31,	November 29,
Acquisition Date	2003	2004	2004	2005	2005

Fair value of assets and liabilities acquired:
Cash and cash equivalents	$—	$—	$—	$—	$2
Accounts receivable	—	—	—	524	—
Program rights, short-term	—	—	—	4,373	3,029
Other current assets	—	—	—	83	94
Property and equipment	—	—	—	14,806	40,215
Program rights, long-term	—	—	—	2,546	1,664
Equity investments	—	—	—	—	124
Goodwill(2)	—	—	—	35,653	38,040
Broadcast licenses and other intangibles	1,980	4,450	4,923	57,880	185,642
Deferred tax assets	—	—	—	11,005	3,663

Total assets	1,980	4,450	4,923	126,870	272,473
Accrued expenses				1,813	8,627
Program obligations, short-term	—	—	—	7,783	3,755
Program obligations, long-term	—	—	—	6,615	1,191
Other long-term liabilities	—	—	—	25,659	1,726

Total liabilities	—	—	—	41,870	15,299
Total purchase price, including direct acquisition expenses	$1,980	$4,450	$4,923	$85,000	$257,174

(1)	These transactions were asset purchases and not business combinations.

(2)	This includes tax-deductible goodwill of $45.5 million for the stations acquired from Viacom and $33.0 million from the station acquired from Emmis.
The results of the Viacom stations are included in the consolidated financial statements from March 31, 2005 and the results of the Emmis stations are included in the consolidated financial statements from November 29, 2005. The following table sets forth unaudited pro forma information of the Company as if the acquisition of the stations acquired from Viacom and Emmis had occurred on January 1, 2005 and 2004, respectively (in thousands):

	Year Ended December 31,

	2005	2004

Net revenues	$438,377	$461,535
Operating income	50,950	113,348
Net (loss) income	(28,009)	93,440
Pro forma basic net (loss) income per common share	$(0.51)	$1.86
Pro forma diluted net (loss) income per common share	(0.51)	1.64
Reported basic net (loss) income per common share	(0.51)	1.85
Reported diluted net (loss) income per common share	$(0.51)	$1.64
Note 3 — Discontinued Operations
WEYI-TV. On May 14, 2004, the Company completed the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million.

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
During the years ended December 31, 2004 and 2003, the Company recorded a loss on the sale of WEYI-TV of $1.3 million, net of a tax benefit of $1.1 million.
The operating results have been excluded from continuing operations and included in discontinued operations for the years ended December 31, 2004 and 2003 under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for all periods presented.
The following table presents summarized information for WEYI-TV included in the historical results:

	Year Ended December 31,

	2005	2004	2003

Net revenues	$—	$3,257	$7,116
Operating income	—	960	1,569
Net (income) loss	—	(44)	17
Note 4 — Investments
The Company has investments in a number of ventures with third parties through which it has an interest in television stations in locations throughout the United States. The following presents the Company’s basis in these ventures (in thousands):

	2005	2004

NBC joint venture	$54,803	$55,604
WAND (TV) Partnership	8,595	10,209
Other	128	—

	$63,526	$65,813

Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting through representation on the Board of Directors. The Company also has a management services agreement with Banks Broadcasting to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting and is periodically reimbursed.
In accordance with FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” Banks Broadcasting is considered to be a variable interest entity. For purposes of determining the primary beneficiary of Banks Broadcasting, the Company considered Hicks Muse 45.5% ownership in the Company and Hicks Muse’s substantial economic interest in 21st Century Group, LLC, which owns 18% of Banks Broadcasting; and determined for purposes of FIN 46R that the Company and 21st Century Group, LLC are related parties. Considering the Company’s 50% ownership interest in Banks Broadcasting and the Company’s management agreement with Banks Broadcasting, the Company identified itself as the primary beneficiary of Banks Broadcasting under FIN 46R. As the primary beneficiary of Banks Broadcasting, the Company consolidated Banks Broadcasting’s assets, liabilities and noncontrolling interests into the Company’s financial statements effective March 31, 2004. Since the Company and Banks Broadcasting are not under common control, as defined by Emerging Issues Task Force (“EITF”) Issue 02-5, “Definition of Common Control in Relation to FASB Statement No. 141”, Banks Broadcasting’s assets, liabilities and noncontrolling interests were measured at fair value as of March 31, 2004. The difference between the value of the newly consolidated assets over the

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
reported amount of any previously held interests and the value of newly consolidated liabilities and non-controlling interests was recognized as a cumulative effect of an accounting change in the period ended March 31, 2004. The resulting consolidated balance sheet of the Company does not reflect any voting equity minority interest since Banks Broadcasting has incurred cumulative losses and as such the minority interest would be in a deficit position at December 31, 2005.
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
Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $4.5 million, $7.9 million and $7.5 million from the joint venture for the years ended December 31, 2005, 2004 and 2003, respectively. The following presents the summarized financial information of the joint venture (in thousands):

	Year Ended December 31,

	2005	2004	2003

Revenue	$83,902	$104,285	$90,142
Other expense, net	(65,843)	(66,104)	(66,121)
Net income	18,059	38,181	24,021

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)

	December 31,

	2005	2004

Current assets	$10,617	$12,675
Non-current assets	232,075	233,957
Current liabilities	724	724
Non-current liabilities	815,500	815,500
The Company’s members’ deficit account in the financial statements of Station Venture Holdings, LLC was $784.4 million as of December 31, 2005. The difference between the carrying value of the Company’s investment and this amount is a permanent accounting item and results from the fair valuation of this investment in connection with the formation of LIN Television Corporation in 1998.
WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received $0.5 million in distributions from the partnership for the year ended December 31, 2005. The Company did not receive any distributions in 2004 and 2003. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $789,000 and $478,000 as of December 31, 2005 and 2004, respectively. The partnership recorded an impairment of $3.4 million for the broadcast license of WAND-TV for year ended December 31, 2005. This impairment was due to a decline in market growth causing a decline in the average station operating margin. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Year Ended December 31,

	2005	2004	2003

Net revenues	$6,577	$6,605	$6,360
Operating loss	(3,468)	(52)	(8,591)
Net loss	(3,432)	(123)	(8,674)

	December 31,

	2005	2004

Current assets	$2,398	$3,317
Non-current assets	20,702	24,283
Current liabilities	1,276	917
Non-current liabilities	14	32

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
Note 5 — Property and Equipment
Property and equipment consisted of the following at December 31 (in thousands):

	2005	2004

Land and land improvements	$18,991	$14,309
Buildings and fixtures	145,325	100,869
Broadcast equipment and other	260,987	246,622

	425,303	361,800
Less accumulated depreciation	(187,627)	(164,235)

	$237,676	$197,565

The Company recorded depreciation expense in the amounts of $32.4 million, $31.3 million and $30.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Note 6 — Intangible Assets
The following table summarizes the carrying amount of each major class of intangible assets at December 31 (in thousands):

	Estimated
	Useful
	Life (Years)	2005	2004

Amortized Intangible Assets:
LMA purchase options	1	$4,212	$3,300
Network affiliations	1	1,753	173
Other intangible assets	2	6,025	2,173
Accumulated amortization		(4,686)	(2,776)

		7,304	2,870

Unamortized Intangible Assets:
Broadcast licenses		1,301,294	1,063,265
Goodwill		623,383	583,105

		1,924,677	1,646,370

Goodwill		623,383	583,105
Broadcast licenses and other intangible assets, net		1,308,598	1,066,135

Total intangible assets		$1,931,981	$1,649,240

The increase in LMA purchase options is due to the option payment for KNVA-TV made in the fourth quarter of 2005. The increase in network affiliations of $1.6 million, in other intangible assets of $3.9 million, in broadcast licenses of $238.0 million and in goodwill of $73.7 million is primarily due to the acquisition of stations acquired from Viacom and Emmis on March 31, 2005 and November 29, 2005, respectively, offset by an impairment of goodwill of $33.4 million for the year ended December 31, 2005.

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
The following table summarizes the aggregate amortization expense for all periods presented as well as the estimated amortization expense for the next five years (in thousands):

				Estimated Amortization Expense
	Year Ended December 31,			for the Year Ended December 31,

	2003	2004	2005	2006	2007	2008	2009	2010

Amortization expense	$1,188	$1,015	$1,941	$4,343	$468	$253	$71	$44
Other intangible assets include intangible pension assets recognized when the Company recorded its minimum pension liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. When the Company makes a new determination of the amount of additional liability, the related intangible asset and separate component of equity will be eliminated or adjusted as necessary.
Based on the guidance included in SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company has ascribed an indefinite useful life to its broadcast licenses. This accounting treatment is based in part upon the Company’s belief that the cash flows from the ownership of its broadcast licenses are expected to continue indefinitely, as the Company intends to renew its licenses indefinitely and has demonstrated its ability to do so. The Company’s broadcast licenses are renewable every eight years if the Company provides at least an average level of service to its customers and complies with the applicable FCC rules and policies. The cost of renewal is not significant and historically there have been no compelling challenges to the Company’s renewal of licenses and the Company has no reason to expect that challenges will be brought in any future period.
In accordance with the provisions of SFAS No. 142, the Company does not amortize goodwill and broadcast licenses. An impairment loss of $33.4 million and $51.7 million was recorded in the fourth quarter of 2005 and 2003, respectively, and to reflect the write-down of goodwill and certain broadcast licenses to fair value. The impairment to goodwill was the result of a decline in the operating profit margin of one of our stations due to low market growth and increased operating costs. The decrease in fair value of the broadcast licenses was the result of the decline in the advertising market during 2001 and 2003, which decreased industry operating margins. No impairments to the carrying values of the Company’s broadcast licenses were required during the year ended December 31, 2004.
Approximately $1.9 billion, or 80%, of the Company’s total assets as of December 31, 2005 consisted of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the impairment testing of goodwill. If at any point in the future the value of these intangible assets decreased, the Company could be required to incur an impairment charge that could significantly and adversely impact reported results of operations and stockholders’ equity. The Company’s class A common stock currently trades at a price that results in a market capitalization less than total stockholder’s equity as of December 31, 2005 and has done so since April 2005. If the Company were required to write down intangible assets in future periods, the Company would incur an impairment charge, which could have a material adverse effect on the results of operations and the trading price of LIN TV Corp.’s class A common stock.

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
The Company based the valuation of broadcast licenses on the following basic assumptions for year ended December 31:

	2005	2004

Market revenue growth	1.1% to 6.1%	2.2% to 6.5%
Operating profit margins	28.0% to 39.9%	28.0% to 39.9%
Discount rate	8.0%	8.0%
Tax rate	34.0% to 39.0%	34.0% to 39.0%
Capitalization rate	1.5% to 3.0%	1.5% to 3.0%
If the Company were to decrease the market growth by one percent and by half of the projected growth rate, the Company would incur an impairment of its broadcast licenses of $40.0 million and $54.0 million, respectively, for the year ended December 31, 2005. If the Company were to decrease the operating margins by 5% and 10% of the projected operating margins, the Company would incur an impairment of its broadcast licenses of $102.0 million and $273.0 million, respectively, for the year ended December 31, 2005. If the Company were to increase the discount rate used in its valuation by 1% and 2%, the Company would incur an impairment of its broadcast licenses of $112.0 million and $242.0 million, respectively, for the year ended December 31, 2005.
The Company based the valuation of goodwill on the following basic assumptions for year ended December 31:

	2005	2004

Market revenue growth	1.1% to 6.1%	2.2% to 6.5%
Operating profit margins	28.0% to 46.7%	28.0% to 49.5%
Discount rate	8.0%	8.0%
Tax rate	34.0% to 39.9%	34.0% to 39.9%
Capitalization rate	1.5% to 3.0%	1.5% to 3.0%
If the Company were to decrease the market growth by one percent and by half of the projected growth rate, the carrying amount of the Company’s stations would exceed their fair value by $37.0 million and $45.0 million, respectively, for the year ended December 31, 2005. If the Company were to decrease the operating margins by 5% and 10% of the projected operating margins, the carrying amount of the Company’s stations would exceed their fair value by $70.0 million and $163.0 million, respectively, for the year ended December 31, 2005. If the Company were to increase the discount rate used in its valuation by 1% and 2%, the carrying amount of the Company’s stations would exceed their fair value by $86.0 million and $167.0 million, respectively, for the year ended December 31, 2005. In addition to the potential impairment amounts noted above, the Company would be required to complete the second step of the goodwill impairment test. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill ($623.4 million at December 31, 2005). The implied fair value of goodwill is determined by a notional reperformance of the purchase price allocation using the station’s fair value as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss would be recognized in an amount equal to the excess.

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
Note 7 — Long-term Debt
Debt consisted of the following at December 31 (in thousands):

	2005	2004

Credit Facility	$316,000	$158,500
$166,440, 8% Senior Notes due 2008 (net of discount of $2,884)	—	163,556
$375,000, 6 1/2% Senior Subordinated Notes due 2013	375,000	200,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 — Class B (net of discount of $14,283 at December 31, 2005)	175,717	—
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $10,003 and $14,215 at December 31, 2005 and 2004, respectively)	114,997	110,785

Total debt	981,714	632,841
Less current portion	—	6,573

Total long-term debt	$981,714	$626,268

Credit Facility

	Revolving Facility	Term Loans

Final maturity date	11/4/2011	11/4/2011
Balance at December 31, 2005	$41,000	$275,000
Unused balance at December 31, 2005	234,000	—
Average rates for year ended December 31, 2005:
Adjusted LIBOR	1.1% to 4.32%	1.1% to 4.32%
Applicable margin	0.75% to 2.25%	0.75% to 2.25%

Interest rate	2.88% to 5.57%	2.88% to 5.57%

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
On November 4, 2005, the Company entered into a new credit facility that included a $275.0 million term loan and a $275.0 million revolving credit facility both of which mature in 2011. Borrowings under the new credit facility bear interest at a rate based, at the Company’s option, on an adjusted LIBOR rate, plus an applicable margin range of 0.625% to 1.50%, or an adjusted based rate, plus an applicable margin range of 0.0% to 0.50%, depending, in each case, on certain ratios.
The Company incurred a loss on early extinguishment of debt of $2.8 million and incurred fees of $8.1 million for year ended December 31, 2005 related to the two credit facility agreements. The fees will be amortized over the terms of the credit facility.
The proceeds of the new revolving credit facility were used to repay the balance on the former revolving credit facility, to complete the purchase of the four Emmis stations in the fourth quarter of 2005 and for general corporate purposes, including share repurchases. The revolving credit facility

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
may be used for acquisitions of certain assets and general corporate purposes including the redemption of the Company’s publicly traded securities. The credit facility permits the Company to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. The Company is required to make mandatory quarterly payment of its term loan of $10.3 million beginning on December 31, 2007 and additional payments based on certain debt transactions or the disposal of certain assets.
The credit facility contains covenants that, among other things, restrict the ability of the Company’s subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by it, make capital expenditures, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. The Company is required, under the terms of the credit facility, to comply with specified financial ratios, including a minimum interest coverage ratio and a maximum leverage ratios.
The credit facility also contain provisions that prohibit any modification of the indentures governing the senior subordinated notes in any manner adverse to the lenders and that limits the Company’s ability to refinance or otherwise prepay the senior subordinated notes without the consent of such lenders. All borrowings under the credit facility are secured by substantially all of the Company’s assets.
6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and 2.50% Exchangeable Senior Subordinated Debentures

		6 1/2% Senior	2.50% Exchangeable
	6 1/2% Senior	Subordinated	Senior Subordinated
	Subordinated Notes	Notes — Class B	Debentures

Final maturity date	5/15/2013	5/15/2013	5/15/2033(1)
Annual interest rate	6.5%	6.5%	2.5%
Payable semi-annually in arrears	May 15th	May 15th	May 15th
	November 15th	November 15th	November 15th

(1)	The holders of the 2.50% Exchangeable Senior Subordinated Debentures can require the Company to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.
On January 28, 2005, the Company issued an additional $175.0 million aggregate principal amount of its 6 1/2% Senior Subordinated Notes due 2013. The proceeds from the issuance of the 6 1/2% Notes were used to repurchase $166.4 million principal amount of the Company’s 8% Senior Notes due 2008. The Company recorded a $11.6 million loss on early extinguishment of debt related to the Company’s 8% Senior Notes for the year ended December 31, 2005. During the year ended December 31, 2005, the Company incurred fees of $3.8 million in connection with the issuance of these notes, which is being amortized over the life of the notes.
On September 29, 2005, the Company issued $190.0 million aggregate principal amount of 6 1/2% Senior Subordinated Notes due 2013 — Class B. The net proceeds of $175.3 million from the issuance of the 6 1/2% Class B Notes were used to repay the $170.0 million term loan under the Company’s credit facility and the remaining proceeds used to repay a portion of the outstanding revolving indebtedness under the credit facility. During the year ended December 31, 2005, the Company incurred fees of $3.7 million in connection with the issuance of these notes, which is being amortized over the life of the notes.

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
The 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and the 2.50% Exchangeable Senior Subordinated Debentures are unsecured and are subordinated in right of payment to all senior indebtedness, including the Company’s credit facility.
The indentures governing the 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and 2.50% Exchangeable Senior Subordinated Debentures contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, the Company’s capital stock; liens; mergers, consolidations and sales of all or substantially all of the Company’s assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also have change of control provisions which may require the Company to purchase all or a portion of each of the 6 1/2% Senior Subordinated Notes and the 6 1/2% Senior Subordinated Notes — Class B at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest and the 2.50% Exchangeable Senior Subordinated Debentures at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest.
The 6 1/2% Senior Subordinated Notes and the 6 1/2% Senior Subordinated Notes — Class B have certain limitations and financial penalties for early redemption of the notes. The 2.50% Exchangeable Senior Subordinated Debentures have a contingent interest feature that could require the Company to pay contingent interest at the rate of 0.25% per annum commencing with the six-month period beginning May 15, 2008 if the average trading price of the debentures for a five-day measurement period preceding the beginning of the applicable six-month period equals 120% or more of the principal amount. The debentures also have certain exchange rights where the holder may exchange each debenture for a number of LIN TV Corp.’s class A common stock based on certain conditions.
Prior to May 15, 2008, the exchange rate will be determined as follows:

•	If the applicable stock price is less than or equal to the base exchange price, the exchange rate will be the base exchange rate; and

•	If the applicable stock price is greater than the base exchange price, the exchange rate will be determined in accordance with the following formula; provided, however, in no event will the exchange rate exceed 46.2748, subject to the same proportional adjustment as the base exchange rate: The base exchange rate plus the applicable stock price less the base exchange price divided by the applicable stock price multiplied by the incremental share factor.
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

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
Repayment of Principal
The following table summarizes future principal repayments on the Company’s debt agreements:

					2.50%
				6 1/2% Senior	Exchangeable
	Credit		6 1/2% Senior	Subordinated	Senior
	Facility	Credit Facility	Subordinated	Notes —	Subordinated
	(Revolver)	(Term Loans)	Notes	Class B	Debentures		Total

Final maturity date	11/4/2011	11/4/2011	5/15/2013	5/15/2013	5/15/2033	(1)
2006	—	—	—	—	—		—
2007	—	10,313	—	—	—		10,313
2008	—	41,250	—	—	—		41,250
2009	—	41,250	—	—	—		41,250
2010	—	41,250	—	—	—		41,250
Thereafter	41,000	140,937	375,000	190,000	125,000	(1)	871,937

Total	41,000	275,000	375,000	190,000	125,000	(1)	1,006,000

(1)	The holders of the 2.50% Exchangeable Senior Subordinated Debentures can require the Company to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.
The fair values of the Company’s long-term debt are estimated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amounts and fair values of long-term debt were as follows at December 31 (in thousands):

	2005	2004

Carrying amount	$981,714	$632,841
Fair value	967,327	649,128

Note 8 —	Stock-Based Compensation
The Company has several stock-based employee compensation plans, including the Company’s 1998 Option Plan, Amended and Restated 2002 Stock Plan, Sunrise Option Plan and Amended and Restated 2002 Non-Employee Director Plan (collectively, the “Option Plans”), which permits the Company to grant nonqualified options in the Company’s class A common stock or restricted stock units, which convert into the Company’s class A common stock upon vesting, to certain directors, officers and key employees of the Company.
Following the guidance prescribed in SFAS 123R and SAB 107, on October 1, 2005, the Company adopted SFAS 123R using the modified prospective method, and accordingly, the Company has not restated the consolidated results of income from prior interim periods and fiscal years. Under SFAS 123R, the Company is required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense over the service period that the awards are expected to vest. Restricted stock and stock options issued under the Company’s equity plans as well as stock purchases under the Company’s employee stock purchase plan are subject to the provisions of SFAS 123R.
Prior to October 1, 2005, the Company accounted for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS 148, “Accounting for Stock-Based Compensation —

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
Transition and Disclosure.” Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period. Accordingly, the Company was not required to recognize compensation cost for stock options issued at fair market value to its employees or shares issued under the employee stock purchase plan. Prior to the adoption of SFAS 123R, the Company recognized compensation cost only for restricted stock and for stock options issued with exercise prices set below market prices on the date of grant or when there were modifications to the original terms of an employee stock option agreements. The Company recorded stock-based compensation expense on the consolidated statements of income under APB 25 of $1.9 million for the nine-month period ended September 30, 2005 and $0.5 million and $0.1 million for years ended December 31, 2004 and 2003.
Upon adoption of SFAS 123R, the Company recognized the compensation expense associated with awards granted after October 1, 2005, and the unvested portion of previously granted awards that remain outstanding as of October 1, 2005 for the three-month period ended December 31, 2005. The Company recorded stock-based compensation expense under SFAS 123R of $1.9 million for the three-month period ended December 31, 2005 of which $0.7 million related to restricted stock awards, $0.7 million related to employee stock options, $0.1 million related to shares purchased under the employee stock purchase plan and $0.4 million for modifications to stock option agreements. There were no capitalized stock-based compensation costs for three-month period ended December 31, 2005.
The Company had not yet recognized total compensation cost related to nonvested employee stock options of $1.1 million as of December 31, 2005 that will be recognized over a weighted-average period of 2 years. In addition, the Company had not yet recognized total compensation cost related to nonvested employee stock awards of $13.0 million as of December 31, 2005 that will be recognized over a weighted-average period of 2.3 years.
In accordance with SFAS 123R, the Company’s deferred stock-based compensation balance of $4.0 million as of September 30, 2005, which was accounted for under APB 25, was reclassified into the paid-in-capital account. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations.

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
The following table presents the stock-based compensation expense recognized on the consolidated statements of income under SFAS 123R for the three-month period ended December 31, 2005 and the stock-based compensation expense recognized on the consolidated statements of income under APB 25 for the nine-month period ended September 30, 2005 and for the years ended December 31, 2005, 2004 and 2003 (in thousands):

		Based on the Accounting Rules Under

		SFAS 123R	APB 25

		For the	For the	For Year
	For Year	Three-Month	Nine-Month	Ended
	Ended	Period Ended	Period Ended	December 31,
	December 31,	December 31,	September 30,
	2005	2005	2005	2004	2003

Employee stock purchase plans	33	33	—	—	—
Employee stock option plans	707	707	—	—	—
Restricted stock unit awards	767	703	64	59	—
Modifications to stock option agreements	$2,231	$423	$1,808	$360	$147

Share-based compensation expense before tax	3,738	1,866	1,872	419	147

Income tax benefit	(1,308)	(653)	(655)	(147)	(51)

Net stock-based compensation expense	$2,430	$1,213	$1,217	$272	$96

The Company recorded modifications to the stock option agreements of $2.2 million, $0.4 million and $0.1 million for years ended December 31, 2005, 2004 and 2003 impacting 33 employees in 2005, 10 employees in 2004 and 4 employees in 2003.
The modifications to the stock option agreements primarily related to a change in the 1998 Option Plan agreements allowing terminated employees the same contractual terms as the 2002 Option Plans regarding the length of time to exercise options upon termination. In addition, certain employee option agreements granted in 1998 contained a provision requiring the Company to make cash payments to employees when employees exercised their options and the market price of the Company’s class A common stock was below the exercise price of the option. As of December 31, 2005, the Company had recorded a liability of $1.8 million related to this provision and for the year ended December 31, 2005, the Company made cash payments totaling $0.2 million in connection with this provision.
For the year ended December 31, 2005, the Company had received cash of $2.1 million from the exercise of stock options, phantom stock units and restricted stock. The Company did not realize windfall tax benefits from the exercise of stock options and restricted stock due to net operating loss carryforwards. The Company uses the first vested, first-exercised basis in accounting for option exercises.
Employee Tender Offer to Exchange Stock Options for Restricted Stock. On December 22, 2005, the Company completed a tender offer that permitted employees to exchange outstanding options to purchase shares of the Company’s class A common stock, for restricted stock awards. The tender offer resulted in the exchange of 3,045,190 options for 1,015,467 shares of restricted stock awards.
Stock Option Plans. Options granted under the Option Plans generally vest over a four-year or five-year service period, using the graded vesting attribution method, and may vest earlier based upon the achievement of specific performance-based objectives set by the Board of Directors. Options expire ten years from the date of grant. The Company issues new shares of its class A common

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
stock when options are exercised. There were 7,138,000 shares authorized under the various Option Plans for grant and 4,914,000 shares available for future grant as of December 31, 2005. Both the shares authorized and shares available exclude 1,181,000 shares under the 1998 Stock Plan which the Company does not intend to re-grant and considers unavailable for future grants.
The following table provides additional information regarding the Option Plans (shares in thousands):
Stock Options Plans:

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at the beginning of the year	4,179	$21.14	3,510	$20.83	2,957	$20.19
Granted during the year	457	14.03	1,006	22.63	697	23.56
Exercised or converted during the year	(108)	10.90	(29)	20.89	(69)	19.34
Forfeited during the year	(573)	22.46	(308)	22.55	(75)	22.12
Exchange for restricted stock awards	(3,045)	22.46	—	—	—	—

Outstanding at the end of the year	910	$13.54	4,179	$21.14	3,510	$20.83

Exercisable or convertible at the end of the year	454		2,196		1,809

Total intrinsic value of options exercised	$750		$108		$311
Total fair value of options vested during the year	$3,890		$3,188		$3,035
The following table summarizes information about the Option Plans at December 31, 2005 (shares in thousands):

	Options Outstanding			Options Vested

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$10.50 to $14.99	806	5.9	$12.78	396	$11.65
$15.00 to $19.99	45	4.7	21.72	10	21.49
$20.00 to $24.99	59	4.7	21.72	48	21.49

	910	5.8	$13.80	454	$12.90

Weighted average remaining contractual life		5.8			2.4
Total intrinsic value		$179			$179

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model, based on a single employee group, and the graded vesting approach with the following weighted-average assumptions:

	2005	2004	2003

Expected term	4.5 years	3 to 10 years	2 to 5 years
Expected volatility(3)	24%	24%	30%
Expected dividends	$0.00	$0.00	$0.00
Risk-free rate(2)	3.7 - 4.4%	2.0 - 4.4%	1.5 - 3.25%

(1)	The expected term was estimated using the historical and expected terms of similar broadcast companies whose expected term information was publicly available, as the Company’s historical share option exercise history does not provide a reasonable basis to estimate expected term.

(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock since the Company’s initial public offering in May 2002 as well as comparison to peer companies.
Restricted Stock Awards: Restricted stock awards granted under the Option Plans during 2005 had a straight-line vesting term of five years and are amortized using the graded vesting attribution method, Stock awards to directors in lieu of director fees are immediately vested. The Company granted 1,291,000 shares of restricted stock, 3,900 shares of restricted stock and 1,340 shares of unrestricted stock awards for the year ended December 31, 2005, 2004, 2003, respectively. As of December 31, 2005, 1,286,000 shares of restricted stock were unvested.
The following table provides additional information regarding the Restricted Stock Awards (shares in thousands):
Restricted Stock Awards

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non vested at the beginning of the year	—		—		—
Granted during the year	1,291	$13.27	(4)	$20.89	(1)	$23.32
Vested during the year	(2)	13.90	(4)	20.89	(1)	23.32
Forfeited during the year	(3)	14.88	—		—

Non vested at the end of the year	1,286	$13.27	—	—	—	—

Total fair value of awards vested during the year	$33	$13.90	$59	—	$55	—
Phantom Stock Units Plan. Pursuant to the Company’s 1998 Phantom Stock Units Plan (“Phantom Stock Units Plan”), and as partial consideration for the acquisition of LIN Television by the Company in 1998, phantom units exercisable into shares of LIN TV class A common stock with a $0 exercise price, were issued to the Company’s officers and key employees. As a non-compensatory element of

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
the total purchase price of LIN Television, the phantom units are not subject to variable accounting and any cash paid on the exercise of the phantom units is accounted for as a reduction to additional paid-in capital.
The phantom units expire ten years from the date of issuance, are non-forfeitable, and are exercisable at a date selected by the holder within the ten-year term.
The following table provides additional information regarding the 1998 Phantom Stock Units Plan (shares in thousands):
1998 Phantom Stock Units Plan

	2005	2004	2003

	Shares	Shares	Shares

Outstanding at the beginning of the year	328	525	675
Exercised during the year	(142)	(197)	(150)

Outstanding at the end of the year	186	328	525

Exercisable or convertible at the end of the year	186	328	525

Total intrinsic value of shares exercised during the year	$2,189	$4,079	$3,361
Weighted average remaining contractual term	3	4	5
Employee Stock Purchase Plan. Under the terms of LIN TV Corp.’s 2002 Employee Stock Purchase Plan, eligible employees of the Company may have up to 10% of eligible compensation deducted from their pay to purchase shares of LIN TV Corp.’s class A common stock. The purchase price of each share is 85% of the average of the high and low per share trading price of LIN TV Corp.’s class A common stock on the New York Stock Exchange (“NYSE”) on the last trading day of each month during the offering period. There are 600,000 shares authorized for grant under this plan and 365,000 shares available for future grant. During the fiscal year ended December 31, 2005, employees purchased 74,139 shares at a weighted average price of $12.43. As the discount offered to employees is in excess of the Company’s per share public offering issuance costs, the ESPP is considered compensatory.
Note 9 — Derivative Instruments
The 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The fair value of these derivatives on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in other liabilities. The Company has recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features of $3.1 million, $15.2 million and $2.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
During 2005, the Company entered into an interest rate swap agreement in the notional amount of $100.0 million to manage exposure to interest rate risk associated with the variable rate portion of its credit facility. This agreement is not designated as a hedging instrument under SFAS No. 133. The fair value of this agreement at December 31, 2005 was an asset of $1.6 million. Other (income) expense for the year ended December 31, 2005 includes a gain of $1.6 million from the mark-to-market of this derivative instrument.

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
Note 10 — Related Party Transactions
Financial Advisory Agreement. Prior to November 1, 2005, the Company had been party to an agreement with an affiliate of Hicks Muse, which provided for reimbursement of certain expenses to Hicks Muse incurred in connection with certain financial consulting services. The Company incurred fees under this arrangement of $16,000, $17,000 and $67,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Financial Advisory Agreement was terminated on November 1, 2005 at no cost to the Company.
Centennial Cable of Puerto Rico: Centennial Cable of Puerto Rico, in which Hicks Muse has a substantial economic interest, provides the Company advertising and promotional services. The Company recorded barter revenue of $0.6 million and recorded barter expense of $0.6 million for the year ended December 31, 2005 in connection with transactions with Centennial Cable of Puerto Rico. There was no activity in 2004 and 2003.
Banks Broadcasting Inc.: The Company provides Banks Broadcasting certain management, engineering and related services for a fixed fee. Hicks Muse has substantial economic interest in 21st Century Group, LLC, which owns 18% of Banks Broadcasting. Prior to the consolidation of Banks Broadcasting in accordance with FIN 46(R), the Company recognized approximately $50,000 in management fee income for the three months ended March 31, 2004 under the management services agreement.
Note 11 — Retirement Plans
401(k) Plan. The Company provides a defined contribution plan (“401(k) Plan”) to substantially all employees. The Company makes contributions to employee groups that are not covered by another retirement plan sponsored by the Company. Contributions made by the Company vest based on the employee’s years of service. Vesting begins after six months of service in 20% annual increments until the employee is 100% vested after five years. The Company matches 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. The Company contributed $2.4 million, $2.3 million and $2.2 million to the 401(k) Plan in the years ended December 31, 2005, 2004 and 2003, respectively.
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
The benefit obligation, accumulated benefit obligation, and fair value of plan assets for retirement plans with accumulated benefit obligations in excess of plan assets, were $103.7 million, $96.7 million and $72.5 million at December 31, 2005, $96.7 million, $90.7 million and $70.1 million at December 31, 2004, $90.1 million, $83.2 million and $64.2 million at December 31, 2003, respectively.

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
The components of the net pension expense included in the financial statements and information with respect to the change in benefit obligation, change in plan assets, the funded status of the retirement plans and underlying assumptions are as follows (in thousands, except percentages):

	Year Ended December 31,

	2005	2004	2003

Change in benefit obligation
Benefit obligation, beginning of period	$96,677	$90,069	$76,711
Service cost	2,254	1,990	1,827
Interest cost	5,404	5,506	5,243
Plan amendments	—	—	122
Actuarial loss	2,945	5,035	8,920
Benefits paid	(3,575)	(5,923)	(2,754)

Benefit obligation, end of period	$103,705	$96,677	$90,069

Change in plan assets
Fair value of plan assets, beginning of period	$70,090	$64,209	$55,375
Actual return on plan assets	5,038	7,136	11,552
Employer contributions	928	4,668	36
Benefits paid	(3,575)	(5,923)	(2,754)

Fair value of plan assets, end of period	$72,481	$70,090	$64,209

Funded status of the plan	$(31,224)	$(26,587)	$(25,860)
Unrecognized actuarial gain	23,784	21,035	17,878
Unrecognized prior service cost	1,176	1,347	1,518

Total amount recognized and accrued benefit liability	$(6,264)	$(4,205)	$(6,464)

Amounts recognized in the balance sheets consist of (in thousands):

	December 31,

	2005	2004

Accrued benefit cost	$(23,288)	$(20,353)
Intangible assets	1,526	1,780
Additional minimum liability	(170)	(222)
Accumulated other comprehensive loss, net of tax	15,668	14,590

Net amount recognized	$(6,264)	$(4,205)

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
Components of Net Periodic Benefit Cost (in thousands):

	Year Ended December 31,

	2005	2004	2003

Service cost	$2,254	$1,990	$1,827
Interest cost	5,404	5,506	5,243
Expected return on plan assets	(5,763)	(5,627)	(5,631)
Amortization of prior service cost	171	171	166
Amortization of net loss (gain)	922	369	250

Net periodic benefit cost	$2,988	$2,409	$1,855

Assumptions:
Weighted-average assumptions used to determine benefit obligation at December 31:

	2005	2004	2003

Discount rate	5.50 - 5.75%	5.75 - 6.00%	6.00 - 6.25%
Expected long term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	4.00 - 4.50%	4.00 - 4.50%	4.00 - 5.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2005	2004	2003

Discount rate	5.75 - 6.00%	6.00 - 6.25%	6.75%
Expected long term rate of return plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	4.00 - 4.50%	4.00 - 5.00%	4.00 - 5.00%
Accumulated other comprehensive loss
The Company had recorded $15.7 million, $14.6 million and $10.5 million in accumulated other comprehensive loss attributable to its minimum pension liability as of December 31, 2005, 2004 and 2003 respectively.
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

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
The asset allocation for the Retirement Plan at December 31, 2005 and 2004 and the target allocation for December 31, 2005, by asset category, are as follows:

		Percentage of
		Plan Assets at
		December 31,
	Target
Asset Category	Allocation 2005	2005	2004

Equity securities	60 - 70%	70%	69%
Debt securities	30 - 40%	30%	31%

	100%	100%	100%

Contributions. The Company does not currently have minimum funding requirements, as set forth in ERISA and federal tax laws. The Company contributed $0.9 million and $4.7 million to the Retirement Plan in 2005 and 2004, respectively, but did not contribute in 2003. The Company anticipates contributing $1.6 million to the Retirement Plan in 2006.
Note 12 — Commitments and Contingencies
Commitments. The Company leases land, buildings, vehicles and equipment under non-cancelable operating lease agreements that expire at various dates through 2011. Commitments for non-cancelable operating lease payments at December 31, 2005 are as follows (in thousands):

2006	$1,471
2007	1,072
2008	846
2009	872
2010	758
2011	529
Thereafter	9,066

$14,614

Rent expense included in the consolidated statements of operations was $2.1 million, $1.6 million and $1.6 million for years ended December 31, 2005, 2004 and 2003, respectively.
The Company has entered into commitments for future syndicated news, entertainment, and sports programming. Future payments associated with these commitments at December 31, 2005 are as follows (in thousands):

2006	$31,211
2007	26,741
2008	19,025
2009	13,479
2010	9,563
2011	6,195
Thereafter	4,211

Total obligations	110,425
Less recorded contracts	37,718

Future contracts	$72,707

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
The Company has commitments aggregating up to $0.7 million to pay future minimum periodic fees related to local marketing agreements for KNVA-TV, WNAC-TV and WBPG-TV.
The Company is party to an asset purchase agreement under which it has agreed to acquire WBPG-TV for $3.0 million pending FCC regulatory approval. In addition, the Company has purchase option agreements to acquire WNAC-TV and KNVA-TV with a commitment to pay $0.9 million and an additional $1.2 million if the Company exercises these options.
Contingencies
GECC Note
In connection with the formation of the joint venture with NBC, GECC provided an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9% per annum thereafter. The joint venture has historically produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to the Company and to NBC from the excess cash generated by the joint venture of approximately $32.6 million on average each year during the past three years. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, but is recourse to the joint venture, the Company’s equity interests therein and to LIN TV Corp., pursuant to a guarantee. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:

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
Litigation. The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company’s management, none of such litigation as of December 31, 2005 is likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
Note 13 — Income Taxes
The Company files a consolidated federal income tax return. Provision for (benefit from) income taxes included in the accompanying consolidated statements of operations consisted of the following (in thousands):

	2005	2004	2003

Current:
Federal	$318	$441	$—
State	469	560	823
Foreign	3,646	4,887	3,168

	4,433	5,888	3,991

Deferred:
Federal	7,008	(27,287)	3,652
State	2,886	952	(295)
Foreign	438	1,416	1,881

	10,332	(24,919)	5,238

	$14,765	$(19,031)	$9,229

The components of the (loss) income before income taxes were as follows (in thousands):

	2005	2004	2003

Domestic	$(20,415)	$56,534	$(92,611)
Foreign	9,039	15,423	11,255

(Loss) income from continuing operations before taxes and cumulative effect of change in accounting principle	$(11,376)	$71,957	$(81,356)

The following table reconciles the amount that would be calculated by applying the 35% federal statutory rate to (loss) income before income taxes to the actual provision for (benefit from) income taxes (in thousands):

	2005	2004	2003

Provision (benefit) assuming federal statutory rate	$(3,755)	$25,397	$(28,475)
State taxes, net of federal tax benefit	(68)	1,026	382
Foreign taxes, net of federal tax benefits	2,079	3,503	2,727
Change in valuation allowance	2,299	(50,130)	33,787
Executive compensation	1,323	—	—
Impairment of Goodwill	11,698	—	—
Other	1,189	1,173	808

	$14,765	$(19,031)	$9,229

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
The components of the net deferred tax liability are as follows at December 31 (in thousands):

	2005	2004

Deferred tax liabilities:
Equity investments	$266,789	$266,708
Intangible assets	257,105	235,403
Property and equipment	16,098	18,424
Minority interest	5,856	5,249
Other	12,500	9,012

	558,348	534,796

Deferred tax assets:
Net operating loss carryforwards	(98,899)	(86,991)
Other	(29,451)	(7,474)
Valuation allowance	9,621	5,364

	(118,729)	(89,101)

Net deferred tax liabilities	$439,619	$445,695

The Company maintains a valuation allowance related to its deferred tax asset position when management believes it is more likely than not that the net deferred tax assets will not be realized in the future. The Company maintained a valuation allowance as of December 31, 2005 on its state net operating loss carryforwards of $7.7 million. Included in the Company’s valuation allowance is $1.6 million of deferred tax assets recorded in connection with the acquisition of Sunrise Television Corp. in 2002. Additionally, the Company recorded a state valuation allowance in the amount of $1.9 million related to the deferred tax assets acquired as part of the Viacom and Emmis Station acquisitions.
At December 31, 2005, the Company anticipates sufficient taxable income in years when the temporary differences are expected to become tax deductions and believes that it will realize the benefit of the deferred tax assets, net of the existing valuation allowance.
During 2004, based on all available evidence, the Company determined that it was more likely than not that all of its deferred tax assets would be realized, except as noted above. As a result, the Company reduced its valuation allowance by $86.1 million. In addition to the $50.1 million recorded as a benefit against the 2004 provision for income taxes, $34.7 million of the reduction was recorded against Sunrise Television’s intangible assets and $1.3 million was recorded to additional paid in capital. These entries had no impact on the Company’s cash flow. This reversal was offset by an increased tax provision related to recording increased US source income from continuing operations of $56.5 million for the year ended December 31, 2004.
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
At December 31, 2005, the Company had a federal net operating loss carryforwards of approximately $260.7 million that begins to expire in 2019. Under the provisions of the Internal Revenue Code, future substantial changes in the Company’s ownership could limit the amount of net

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)
operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.
Note 14 — Share Repurchase Program
On August 17, 2005, the Board of Directors of the Company approved a share repurchase program authorizing the repurchase of up to $200.0 million of LIN TV’s class A common stock. Share repurchases under the program may be made from time to time in the open market or in privately negotiated transactions. During the year ended December 31, 2005 the Company repurchased 368,728 shares of LIN TV common stock for $4.8 million.
Note 15 — Unaudited Quarterly Data

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Net revenues	$78,844	$99,010	$91,003	$111,527
Operating income (loss)	8,517	23,992	18,501	(8,640)
(Loss) income from continuing operations	(10,320)	10,095	3,786	(29,702)
Net (loss) income	(10,320)	10,095	3,786	(29,702)

Basic income per common share:
(Loss) income from continuing operations	$(0.20)	$0.20	$0.07	$(0.58)
Net (loss) income	(0.20)	0.20	0.07	(0.58)
Weighted — average number of common shares outstanding used in calculating (loss) income per common share:
Basic	50,512	50,633	50,702	51,212
Diluted	50,512	54,236	50,801	51,212
Diluted income per common share:
(Loss) income from continuing operations	$(0.20)	$0.19	$0.07	$(0.58)
Net (loss) income	(0.20)	0.19	0.07	(0.58)

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Net revenues	$80,319	$96,831	$91,438	$108,131
Operating income	15,116	28,578	22,879	34,434
Income from continuing operations	(1,996)	15,926	14,816	62,242
Loss from sale of discontinued operations, net of tax	—	(1,284)	—	—
Net income	1,363	14,617	14,816	62,242

Basic income per common share:
Income from continuing operations	$(0.04)	$0.32	$0.29	$1.23
Loss from sale of discontinued operations, net of tax	—	0.03	—	—
Net income	0.03	0.29	0.29	1.23
Weighted — average number of common shares outstanding used in calculating income per common share:
Basic	50,194	50,271	50,350	50,423
Diluted	50,194	54,084	54,314	54,095
Diluted income per common share:
Income from continuing operations	$(0.04)	$0.29	$0.27	$1.15
Loss from sale of discontinued operations, net of tax	—	0.02	—	—
Net income	0.03	0.27	0.27	1.15
Note 16 — Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,

	2005	2004	2003

Cash paid for interest	$40,289	$39,885	$52,722
Cash paid for income taxes	1,638	5,621	5,758
Non-cash investing activities:
On March 31, 2005, the Company acquired the broadcast license and the operating assets and liabilities of WNDY-TV and WWHO-TV for $85.0 million. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of broadcast license and operating assets acquired	$128,032
Cash paid	(85,000)

Liabilities assumed	$43,032

On November 29, 2005, the Company acquired the broadcast license and the operating assets and liabilities of KRQE-TV, WALA-TV, WLUK-TV, WTHI-TV and the local marketing agreement to operate WBPG-TV for $257.2 million. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of broadcast license and operating assets acquired	$272,473
Cash paid	(257,174)

Liabilities assumed	$15,299

LIN TV Corp.
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,

	2005	2004	2003

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

On May 6, 2004, the Company acquired the broadcast license of WTIN-TV for $4.9 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of broadcast license acquired		$4,923
Cash paid		(4,923)

Liabilities assumed		$—

Note 17 — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning of Period	Operations	Deductions	End of Period

Year ended December 31, 2005 Allowance for doubtful accounts	$1,450	$(140)	$162	$1,148
Year ended December 31, 2004 Allowance for doubtful accounts	$1,646	$320	$516	$1,450
Year ended December 31, 2003 Allowance for doubtful accounts	$2,562	$(198)	$718	$1,646
Note 18 — Subsequent Events
UPN and WB Television Networks. On January 24, 2006, the UPN and WB networks announced they would cease operating as a network and would no longer provide programming after September 20, 2006. Seven of the Company’s stations are either UPN or WB network affiliates. These stations currently receive an average of two to three hours of daily programming from these networks and the revenue associated with these network-programmed time periods is less than 1.5% of the Company’s consolidated net revenues. We believe that we have three options for these stations: (1) affiliate with the newly created CW television network, (2) affiliate with the newly created My Network TV or (3) operate as an independent station, unaffiliated with any network. The Company also believes that the dissolution of the WB and UPN networks will not have a material impact on its net revenues or operating income.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of LIN Television Corporation:
We have completed integrated audits of LIN Television Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LIN Television Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 4 to the consolidated financial statements, effective March 31, 2004, the Company adopted the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, relating to the consolidation of Banks Broadcasting, Inc.
As discussed in Note 8 to the consolidated financial statements, effective October 1, 2005, the Company adopted the provisions of SFAS 123(R), Share Based Payment.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the following stations from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in a purchase business combination on November 29, 2005: KRQE-TV, WALA-TV, WLUK-TV, WTHI-TV, and the local marketing agreement to operate WBPG-TV. We have also excluded these stations from our audit of internal control over financial reporting. Each of these stations is a wholly-owned subsidiary whose total assets and total revenues represent 11% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
PricewaterhouseCoopers LLP
Boston, Massachusetts
March 16, 2006

LIN Television Corporation
Consolidated Balance Sheets

	December 31,

	2005	2004

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,135	$14,797
Accounts receivable, less allowance for doubtful accounts (2005 — $1,148; 2004 — $1,450)	85,575	70,639
Program rights	25,960	17,312
Other current assets	3,534	3,790

Total current assets	126,204	106,538
Property and equipment, net	237,676	197,565
Deferred financing costs	20,173	11,060
Equity investments	63,526	65,813
Program rights	7,307	12,165
Goodwill	623,383	583,105
Broadcast licenses and other intangible assets, net	1,308,598	1,066,135
Other assets	19,766	16,043

Total assets	$2,406,633	$2,058,424

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$6,573
Accounts payable	8,292	7,774
Accrued interest expense	6,553	8,118
Accrued sales volume discount	5,287	6,462
Other accrued expenses	23,480	13,483
Program obligations	30,375	23,278

Total current liabilities	73,987	65,688
Long-term debt, excluding current portion	981,714	626,268
Deferred income taxes, net	439,619	445,695
Program obligations	7,343	12,008
Other liabilities	60,540	38,344

Total liabilities	1,563,203	1,188,003

Commitments and Contingencies (Note 12) Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 179,322 and 173,822 issued and outstanding at December 31, 2005 and 2004, respectively	14,558	14,458

Stockholders’ equity:
Additional paid-in capital	1,077,225	1,072,320
Investment in parent company’s common stock, at cost	(4,777)	—
Accumulated deficit	(227,908)	(201,767)
Accumulated other comprehensive loss	(15,668)	(14,590)

Total stockholders’ equity	828,872	855,963

Total liabilities, preferred stock and stockholders’ equity	$2,406,633	$2,058,424

The accompanying notes are an integral part of the consolidated financial statements

LIN Television Corporation
Consolidated Statements of Operations

	Year Ended December 31,

	2005	2004	2003

	(In thousands,
	except per share information)
Net revenues	$380,384	$376,719	$344,239
Operating costs and expenses:
Direct operating (excluding depreciation of $32.4 million, $31.3 million and $30.7 million for the years ended December 31, 2005, 2004 and 2003, respectively)	113,317	103,952	101,444
Selling, general and administrative	107,548	95,553	88,876
Amortization of program rights	28,108	25,310	24,441
Corporate	21,252	18,586	16,216
Depreciation and amortization of intangible assets	34,368	32,311	31,890
Impairment of goodwill and intangible assets	33,421	—	51,665

Total operating costs and expenses	338,014	275,712	314,532

Operating income	42,370	101,007	29,707
Other expense, net:
Interest expense, net	47,041	45,761	59,490
Share of income in equity investments	(2,543)	(7,428)	(478)
Minority interest in loss of Banks Broadcasting, Inc.	(451)	(454)	—
Gain on derivative instruments	(4,691)	(15,227)	(2,620)
Loss on early extinguishment of debt	14,395	4,447	53,621
Other, net	(5)	1,951	1,050

Total other expense, net	53,746	29,050	111,063
(Loss) income from continuing operations before provision for (benefit from) income taxes and cumulative effect of change in accounting principle	(11,376)	71,957	(81,356)
Provision for (benefit from) income taxes	14,765	(19,031)	9,229

(Loss) income from continuing operations before cumulative effect of change in accounting principle	(26,141)	90,988	(90,585)
Discontinued operations:
(Income) loss from discontinued operations, net of tax provision of $206 and $824 for the years ended December 31, 2004 and 2003, respectively	—	(44)	17
Loss (gain) from sale of discontinued operations, net of tax (benefit) provision of $(1,094) and $109 for years ended December 31, 2004 and 2003, respectively	—	1,284	(212)
Cumulative effect of change in accounting principle, net of a tax effect of $0	—	(3,290)	—

Net (loss) income	$(26,141)	$93,038	$(90,390)

The accompanying notes are an integral part of the consolidated financial statements

LIN TELEVISION CORPORATION
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

						Investment
						In Parent
					Accumulated	Company’s
	Common Stock		Additional		Other	Common	Total
			Paid-In	Accumulated	Comprehensive	Stock, at	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	cost	Equity	(Loss) Income

	(In thousands, except for number of shares)
Balance at December 31, 2002	1,000	$—	$1,064,620	$(204,415)	$—	—	$860,205	$—
Minimum additional pension liability	—	—	—	—	(10,459)	—	(10,459)	(10,459)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	—	—	2,631	—	—	—	2,631
Issuance of class A common shares in exchange for class B common shares	—	—	—	—	—	—	—
Stock-based compensation	—	—	147	—	—	—	147
Net loss	—	—	—	(90,390)	—	—	(90,390)	(90,390)

Comprehensive loss — 2003								$(100,849)

Balance at December 31, 2003	1,000	$—	$1,067,398	$(294,805)	$(10,459)	—	$762,134
Minimum additional pension liability	—	—	—	—	(4,131)		(4,131)	(4,131)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	—	—	1,818	—	—	—	1,818
Issuance of class A common shares in exchange for class B common shares	—	—	—	—	—	—	—
Reversal of deferred tax allowance	—	—	2,685	—	—	—	2,685
Stock-based compensation	—	—	419	—	—	—	419
Net income	—	—	—	93,038	—	—	93,038	93,038

Comprehensive income — 2004								$88,907

Balance at December 31, 2004	1,000	$—	$1,072,320	$(201,767)	$(14,590)	—	$855,963
Minimum additional pension liability	—	—	—	—	(1,078)	—	(1,078)	(1,078)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	—	—	2,125	—	—	—	2,125
Issuance of class A common shares in exchange for class B common shares	—	—	—	—	—	—	—
Tax benefit from stock exercises	—	—	1,030	—	—	—	1,030
Stock-based compensation	—	—	1,750	—	—	—	1,750
Investment in parent company’s common stock	—	—		—	—	(4,777)	(4,777)
Net loss	—	—	—	(26,141)	—	—	(26,141)	(26,141)

Comprehensive loss — 2005								$(27,219)

Balance at December 31, 2005	1,000	$—	$1,077,225	$(227,908)	$(15,668)	(4,777)	$828,872

The accompanying notes are an integral part of the consolidated financial statements

LIN Television Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(26,141)	$93,038	$(90,390)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	34,368	32,311	31,890
Amortization of financing costs and note discounts	6,751	8,022	14,053
Amortization of program rights	28,108	25,310	24,835
Program payments	(29,033)	(25,050)	(23,029)
Program payment buyouts	(21,420)	—	—
Loss on extinguishment of debt	14,395	4,447	53,621
Cumulative effect of change in accounting principle, net of tax impact	—	(3,290)	—
Gain on derivative instruments	(4,691)	(15,227)	(2,620)
Impairment of goodwill and intangible assets	33,421	—	51,665
Share of income in equity investments	(2,543)	(7,428)	(478)
Deferred income taxes, net	9,622	(24,610)	6,082
Stock-based compensation	3,738	419	147
Other, net	328	(1,501)	625
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(15,544)	1,280	7
Other assets	(231)	(1,754)	(3,344)
Accounts payable	3,400	370	(4,496)
Accrued interest expense	(1,565)	(1,728)	(5,667)
Accrued sales volume discount	(1,175)	387	660
Other accrued expenses	7,447	2,796	(1,023)

Net cash provided by operating activities	39,235	87,792	52,538

INVESTING ACTIVITIES:
Capital expenditures	(18,002)	(28,810)	(28,357)
Proceeds from sale of broadcast licenses and related operating assets	—	24,000	10,000
Investment in minority investments	550	(650)	—
Distributions from equity investments	4,953	7,948	7,540
Payments for business combinations, net of cash acquired	(342,172)	—	—
Acquisition of broadcast licenses	(232)	(9,154)	(1,980)
Proceeds from liquidation of short-term investments	—	—	23,691
USDTV investment and other investments, net	(3,957)	(896)	(1,145)

Net cash (used in) provided by investing activities	(358,860)	(7,562)	9,749

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	2,125	1,818	2,631
Proceeds from long-term debt	795,253	—	500,000
Net (repayments) proceeds from revolver debt	41,000	(22,000)	22,000
Principal payments on debt	(494,940)	(51,560)	(684,500)
Cash expenses associated with early extinguishment of debt	(7,108)	(3,019)	(26,456)
Investment in parent company’s common stock, at cost	(4,777)	—	—
Long-term debt financing costs	(15,590)	(147)	(10,347)

Net cash provided by (used in) financing activities	315,963	(74,908)	(196,672)

Net (decrease) increase in cash and cash equivalents	(3,662)	5,322	(134,385)
Cash and cash equivalents at the beginning of the period	14,797	9,475	143,860

Cash and cash equivalents at the end of the period	$11,135	$14,797	$9,475

The accompanying notes are an integral part of the consolidated financial statements

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
LIN Television Corporation (“LIN Television” or the “Company”), together with its subsidiaries, is a television station group operator in the United States and Puerto Rico. LIN TV Corp. and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst, Incorporated (Hicks Muse). LIN TV Corp. is the parent of LIN Television.
LIN TV Corp. guarantees all debt of LIN Television Corporation. All of the consolidated wholly-owned subsidiaries of LIN Television Corporation fully and unconditionally guarantee all the Company’s debt on a joint and several basis.
Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation.
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
In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” the Company’s interest in Banks Broadcasting, Inc. (“Banks Broadcasting”) is consolidated with the Company effective March 31, 2004 (see Note 4 for further discussion of Banks Broadcasting).
Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. The Company’s actual results could differ from these estimates. Estimates are used when accounting for the collectibility of receivables and valuing intangible assets, amortization and impairment of program rights, pension costs, barter transactions and net assets of businesses acquired.
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
Revenue recognition
Broadcast revenue is recognized during the financial statement period in which advertising is aired. Barter revenue is accounted for at the fair value of the assets or services received, or the advertising time surrendered, whichever is more clearly evident. Management judgment is required to determine which value is more clearly evident. Barter revenue is recorded at the time the advertising is broadcast, and barter expense is recorded at the time the assets or services are used. The Company recognized barter revenue of $10.3 million, $10.1 million and $11.2 million in the years ended December 31, 2005, 2004 and 2003, respectively. The Company incurred barter expense of $10.3 million, $9.9 million and $10.7 million in the years ended December 31, 2005, 2004 and 2003, respectively.
Advertising expense
Advertising costs are expensed as incurred. The Company incurred advertising costs in the amounts of $5.2 million, $5.1 million and $4.6 million in the years ended December 31, 2005, 2004 and 2003, respectively.
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

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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
The Company generally has acquired broadcast licenses in markets with a number of commercial television stations equal to or less than the number of television networks seeking affiliates. The

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
methodology the Company used in connection with the valuation of the stations acquired is based on the Company’s evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. The Company believed that in substantially all of its markets it would be able to replace a network affiliation agreement with little or no economic loss to the television station. As a result of this assumption, the Company ascribed no incremental value to the incumbent network affiliation in substantially all of its markets the Company operates in beyond the cost of negotiating a new agreement with another network and the value of any terms that were more favorable or unfavorable than those generally prevailing in the market. Other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operating performance of that station. As a result, the Company believes that these broadcasting companies include in their network affiliation valuation amounts related to attributes that the Company believes are more appropriately reflected in the value of the broadcast license or goodwill.
If the Company were to assign higher values to its acquired network affiliation agreements and, therefore, less value to its broadcast licenses, it would have a significant impact on the Company’s operating results. The following chart reflects the hypothetical impact of the hypothetical reassignment of value from broadcast licenses to network affiliations and the resulting increase in amortization expense assuming a 15-year amortization period for the year ended December 31, 2005 (in thousands):

		Percentage of Total Value
		Reassigned to Network
		Affiliation Agreements

	As Reported	50%	25%

Balance Sheet (As of December 31, 2005):
Broadcast licenses	$1,301,294	$650,647	$975,971
Other intangible assets, net (including network affiliation agreements)	630,687	1,151,205	890,946
Statement of Operations (For the year ended December 31, 2005):
Depreciation and amortization of intangible assets	34,368	77,744	56,056
Operating income (loss)	42,370	(1,006)	20,682
Loss from continuing operations	(26,141)	(54,336)	(40,238)
Net loss	(26,141)	(54,336)	(40,238)
In future acquisitions, the valuation of the broadcast licenses and network affiliations may differ from those attributable to the Company’s existing stations due to different attributes of each station and the market in which it operates.
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

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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
Accounting for stock-based compensation
At December 31, 2005, the Company had four stock-based employee compensation plans, which are described more fully in Note 8. On October 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” and its related implementation guidance in accounting for stock-based employee compensation arrangements using the modified prospective approach. This statement requires the Company to estimate the fair value of stock- based awards exchanged for employee services and recognize compensation cost based on this fair value over the requisite service period. The Company is electing the short-cut method to calculate the amount of the historical pool of windfall tax benefits as permitted under the FASB Staff Position (FSP) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”.
The Company estimates the fair value of stock awards using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), Securities and Exchange Commission Staff Accounting Bulletin No. 107 and prior period pro forma disclosures of net earnings, including stock-based compensation as determined under a fair value method as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Black-Scholes model requires the Company to make assumptions and judgments about the variables to be assumed in the calculation (including the option’s expected life and the price volatility of the underlying stock) and the number of stock-based awards that are expected to be forfeited. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. Price volatility is based on historical volatilities of Company’s common stock and its expected forfeitures are estimated using the Company’s historical experience and of the common stock of peer group companies engaged in the broadcasting business. If actual results or future changes in estimates differ significantly from the Company’s current estimates, stock-based compensation expense and its results of operations could be materially impacted.

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
The following table presents the stock compensation expense included in the consolidated statements of income and recognized in accordance with SFAS 123R for the three-month period ended December 31, 2005 and the stock compensation expense included in the consolidated statements of income and recognized in accordance with APB 25 for the nine-month period ended September 30, 2005 and for the years ended December 31, 2004 and 2003:

		Based on the Accounting Rules Under

		SFAS 123R	APB 25

		For the Three	For the Nine
	For Year	Month Period	Month Period	For Year Ended
	Ended	Ended	Ended	December 31,
	December 31,	December 31,	September 31,
	2005	2005	2005	2004	2003

Direct operating	$201	$201	$—	$—	$—
Selling, general and administrative	746	421	325	63	147
Corporate	2,791	1,244	1,547	356

Share-based compensation expense before tax	3,738	1,866	1,872	419	147

Income tax benefit	(1,308)	(653)	(655)	(147)	(51)

Net stock-based compensation expense	$2,430	$1,213	$1,217	$272	$96

Net stock-based compensation expense as if presented on the accounting rules under APB 25	$1,949	$732	$1,217	$272	$96

The following table illustrates the effect on net income (loss) if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands) for the periods prior to October 1, 2005:

	For the Period	Year Ended
	Ended	December 31,
	September 30,
	2005	2004	2003

Net income (loss), as reported	$3,561	$93,038	$(90,390)
Add: Stock-based employee compensation expense, included in reported net income (loss), net of tax effect	1,106	216	88
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effect	(1,287)	(2,849)	(3,005)

Pro forma net income (loss)	$3,380	$90,405	$(93,307)

Income taxes
Deferred income taxes are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. A valuation allowance is applied against

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
net deferred tax assets if it is determined that it is more likely that some or all of the deferred tax assets will not be realized.
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
The discount rate enables the Company to state expected future benefit payments as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. The Company decreased its discount rate to 5.50% and 5.75% in 2005 and 2004, respectively, to reflect market interest rate conditions.
To determine the expected long-term rate of return on the plan assets, the Company considered the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. The Company’s long-term expected return on plan assets was 8.25% in both 2005 and 2004.
Recently issued accounting pronouncements
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which was to be effective for reporting periods beginning after June 15, 2005. In April 2005, the FASB announced that the effective date of SFAS No. 123(R), has been delayed until the first quarter of 2006. SFAS No. 123(R) requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Prior to October 1, 2005, in accordance with APB Opinion 25, the Company recorded the intrinsic value of stock based compensation as

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
expense. Accordingly, no compensation expense, except for modifications of stock grants, was recognized for stock option plans as the exercise price equaled the stock price on the date of grant. Under SFAS No. 123(R), the Company is required to measure compensation expense over the vesting period of the options based on the fair value of the stock options at the date the options are granted. As permitted by SFAS 123(R) the Company adopted SFAS No. 123(R) effective October 1, 2005 and recorded compensation expense of approximately $1.9 million during the fourth quarter of 2005. As allowed by SFAS No. 123(R), the Company elected to use the Black-Scholes method of valuing options and the modified prospective application, which applies SFAS No. 123(R) to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date.
In March 2005, the SEC staff issued a staff accounting bulletin (“SAB 107”) which expresses the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R).
In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143”, which is effective for all reporting periods ending after December 15, 2005. FIN 47 requires that an entity shall recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonable estimated, rather than when the obligation is incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset as required by SFAS No. 143. An asset retirement obligation would be reasonably estimable if (a) it is evident that the fair value of the obligation is embodied in the acquisition price of the asset, (b) an active market exists for the transfer of the obligation, or (c) sufficient information exists to apply an expected present value technique. The provisions of FIN 47 are not expected to have a material impact on the Company’s consolidated financial statements.
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), which is effective for changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are not expected to have a material impact on the Company’s consolidated financial statements.
In June 2005, the FASB issued guidance on SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”) in Derivative Implementation Group (“DIG”) Issue B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” (“DIG Issue B38”) and Issue B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” (DIG Issue B39”). The guidance in DIG Issue B38 clarifies that the

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
potential settlement of a debtor’s obligation to a creditor that would occur upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. The guidance in DIG Issue B39 clarifies that an embedded call option that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower), it is underlying interest rate indexed and the investor will recover substantially all of its initial net investment. The Company adopted the DIG issues effective April 1, 2005 and neither DIG issues had a material impact on the Company’s consolidated financial statements.
Note 2 — Acquisitions
Emmis Station Acquisitions. On November 29, 2005, the Company purchased four network-affiliated television stations from Emmis Communications (“Emmis”) for $257.2 million in cash including direct acquisition expenses. The four acquired stations were: KRQE-TV, the CBS affiliate serving Albuquerque, New Mexico, plus regional satellite stations; WALA-TV, the Fox affiliate serving Mobile, Alabama/Pensacola, Florida; WLUK-TV, the Fox affiliate serving Green Bay, Wisconsin; and WTHI-TV, the CBS affiliate serving Terre Haute, Indiana. The Company also entered into a local marketing agreement to operate WBPG-TV, the WB affiliate serving Mobile, Alabama/Pensacola, Florida and has a purchase option for $3.0 million to acquire the station from Emmis upon FCC approval. The primary reasons for this acquisition were to grow the Company through selective station acquisitions and to increase operating income of those acquired stations by reducing engineering and accounting costs, where possible, using one of the Company’s regional television technology centers, by improving the local news franchises and by capturing increased revenue share as a result of the improvement in the local news franchises.
In addition to the $4.9 million of program obligations recorded by the Company in connection with the acquisition of the Emmis stations, the Company recorded $1.7 million in other liabilities related to estimated losses on acquired program obligations; representing the estimated excess of program obligations over the fair value of program rights that are unrecorded in accordance with SFAS No. 63 “Accounting for Broadcasters.” The Company also recorded $8.6 million in other accruals and liabilities in connection with the acquisition of Emmis stations relating to (a) employee severance costs and certain contractual costs as a result of the Company’s plans to centralize the master control operations of WLUK-TV and WTHI-TV at the Company’s technology center in Indianapolis, Indiana, (b) transaction costs in connection with the acquisition and (c) the buy-out of certain operating agreements. The Company has paid approximately $0.7 million related to the accruals and liabilities noted above for year ended December 31, 2005. The Company expects to pay the employee severance costs in 2006 and to pay the balance over the 4.5 year average life of the operating agreements.
Viacom Station Acquisitions. On March 31, 2005, the Company purchased WNDY-TV, the UPN affiliate serving Indianapolis, Indiana, and WWHO-TV, the UPN affiliate serving Columbus, Ohio, from Viacom, Inc. for $85.0 million in cash including direct acquisition expenses. The primary reasons for this acquisition were to grow the Company through selective station acquisitions and to increase operating income of those acquired stations by reducing engineering and accounting costs using one of the Company’s regional television technology centers and by capturing increased revenue share. In addition, the Company closed the studio facilities of WNDY-TV and relocated it to WISH-TV, the television station already owned by the Company in Indianapolis, thereby eliminating rent costs of WNDY-TV and eliminating other redundant operating costs of the combined station operations.

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
In addition to the $14.4 million of program obligations recorded by the Company in connection with the acquisition of WNDY-TV and WWHO-TV, the Company recorded $25.7 million in other liabilities related to estimated losses on acquired program obligations; representing the estimated excess of program obligations over the fair value of program rights that are unrecorded in accordance with SFAS No. 63 “Accounting for Broadcasters.” The Company paid $21.4 million related to buyouts of certain recorded and unrecorded program obligations of these stations during the year ended December 31, 2005. The Company also recorded $1.6 million in other accruals in connection with the acquisition of WNDY-TV and WWHO-TV relating to employee severance costs and certain contractual costs as a result of the Company’s plans to centralize the master control operations of WNDY-TV and WWHO-TV at the Company’s technology center in Indianapolis, Indiana, as well as transaction costs in connection with the acquisitions. The Company has paid approximately $1.3 million related to the accruals and liabilities noted above for year ended December 31, 2005. The Company expects to pay $0.3 million related to pay over the 2.5 year average life of the operating agreements.
The following table summarizes the acquisitions of the Company in the last three years (in thousands):

	UHF
	Television			Viacom	Emmis
	Licenses(1)	WIRS-TV(1)	WTIN-TV(1)	Acquisition	Acquisition

	June 13,	January 14,	May 6,	March 31,	November 29,
Acquisition date	2003	2004	2004	2005	2005

Fair value of assets and liabilities acquired:
Cash and cash equivalents	$—	$—	$—	$—	$2
Accounts receivable	—	—	—	524	—
Program rights, short-term	—	—	—	4,373	3,029
Other current assets	—	—	—	83	94
Property and equipment	—	—	—	14,806	40,215
Program rights, long-term	—	—	—	2,546	1,664
Equity investments	—	—	—	—	124
Goodwill(2)	—	—	—	35,653	38,040
Broadcast licenses and other intangibles	1,980	4,450	4,923	57,880	185,642
Deferred tax assets	—	—	—	11,005	3,663

Total assets	1,980	4,450	4,923	126,870	272,473
Accrued expenses				1,813	8,627
Program obligations, short-term	—	—	—	7,783	3,755
Program obligations, long-term	—	—	—	6,615	1,191
Other long-term liabilities	—	—	—	25,659	1,726

Total liabilities	—	—	—	41,870	15,299
Total purchase price, including direct acquisition expenses	$1,980	$4,450	$4,923	$85,000	$257,174

(1)	These transactions were asset purchases and not business combinations.

(2)	This includes tax-deductible goodwill of $45.5 million for the stations acquired from Viacom and $33.0 million from the station acquired from Emmis.

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
The results of the Viacom stations are included in the consolidated financial statements from March 31, 2005 and the results of the Emmis stations are included in the consolidated financial statements from November 29, 2005. The following table sets forth unaudited pro forma information of the Company as if the acquisition of the stations acquired from Viacom and Emmis had occurred on January 1, 2005 and 2004, respectively (in thousands):

	Year Ended
	December 31,

	2005	2004

Net revenues	$438,377	$461,535
Operating income	50,950	113,348
Net (loss) income	(28,009)	93,440
Note 3 — Discontinued Operations
WEYI-TV. On May 14, 2004, the Company completed the sale of WEYI-TV, the NBC affiliate serving Flint, Michigan, for $24.0 million.
During the years ended December 31, 2004 and 2003, the Company recorded a loss on the sale of WEYI-TV of $1.3 million, net of a tax benefit of $1.1 million.
The operating results have been excluded from continuing operations and included in discontinued operations for the years ended December 31, 2004 and 2003 under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for all periods presented.
The following table presents summarized information for WEYI-TV included in the historical results:

	Year Ended December 31,

	2005	2004	2003

Net revenues	$—	$3,257	$7,116
Operating income	—	960	1,569
Net (income) loss	—	(44)	17
Note 4 — Investments
The Company has investments in a number of ventures with third parties through which it has an interest in television stations in locations throughout the United States. The following presents the Company’s basis in these ventures (in thousands):

	2005	2004

NBC joint venture	$54,803	$55,604
WAND (TV) Partnership	8,595	10,209
Other	128	—

	$63,526	$65,813

Banks Broadcasting, Inc: The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, which owns and operates KWCV-TV, a WB affiliate in Wichita, Kansas and KNIN-TV, a UPN affiliate in Boise, Idaho. The Company is able to exercise significant, but not controlling, influence over the activities of Banks Broadcasting through representation on the Board of Directors. The Company also has a management services agreement with Banks Broadcasting to provide specified management, engineering and related services for a fixed fee.

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of Banks Broadcasting and is periodically reimbursed.
In accordance with FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” Banks Broadcasting is considered to be a variable interest entity. For purposes of determining the primary beneficiary of Banks Broadcasting, the Company considered Hicks Muse 45.5% ownership in the Company and Hicks Muse’s substantial economic interest in 21st Century Group, LLC, which owns 18% of Banks Broadcasting; and determined for purposes of FIN 46R that the Company and 21st Century Group, LLC are related parties. Considering the Company’s 50% ownership interest in Banks Broadcasting and the Company’s management agreement with Banks Broadcasting, the Company identified itself as the primary beneficiary of Banks Broadcasting under FIN 46R. As the primary beneficiary of Banks Broadcasting, the Company consolidated Banks Broadcasting’s assets, liabilities and noncontrolling interests into the Company’s financial statements effective March 31, 2004. Since the Company and Banks Broadcasting are not under common control, as defined by Emerging Issues Task Force (“EITF”) Issue 02-5, “Definition of Common Control in Relation to FASB Statement No. 141”, Banks Broadcasting’s assets, liabilities and noncontrolling interests were measured at fair value as of March 31, 2004. The difference between the value of the newly consolidated assets over the reported amount of any previously held interests and the value of newly consolidated liabilities and non-controlling interests was recognized as a cumulative effect of an accounting change in the period ended March 31, 2004. The resulting consolidated balance sheet of the Company does not reflect any voting equity minority interest since Banks Broadcasting has incurred cumulative losses and as such the minority interest would be in a deficit position at December 31, 2005.
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

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
The deficit of $4.9 million has been allocated to the nonvoting preferred stock, and the Company’s ownership of such preferred stock has been eliminated on consolidation.
21st Century Group, LLC, an affiliate of Hicks Muse, owns 36% of the preferred stock on the Company’s balance sheet.
Joint Venture with NBC: The Company owns a 20.38% interest in a joint venture with NBC and accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received distributions of $4.5 million, $7.9 million and $7.5 million from the joint venture for the years ended December 31, 2005, 2004 and 2003, respectively. The following presents the summarized financial information of the joint venture (in thousands):

	Year Ended December 31,

	2005	2004	2003

Revenue	$83,902	$104,285	$90,142
Other expense, net	(65,843)	(66,104)	(66,121)
Net income	18,059	38,181	24,021

	December 31,

	2005	2004

Current assets	$10,617	$12,675
Non-current assets	232,075	233,957
Current liabilities	724	724
Non-current liabilities	815,500	815,500
The Company’s members’ deficit account in the financial statements of Station Venture Holdings, LLC was $784.4 million as of December 31, 2005. The difference between the carrying value of the Company’s investment and this amount is a permanent accounting item and results from the fair valuation of this investment in connection with the formation of LIN Television Corporation in 1998.
WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest. The Company received $0.5 million in distributions from the partnership for the year ended December 31, 2005. The Company did not receive any distributions in 2004 and 2003. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company from WAND (TV) Partnership under this arrangement were approximately $789,000 and $478,000 as of December 31, 2005 and 2004, respectively. The partnership recorded an impairment of $3.4 million for the broadcast license of WAND-TV for year ended December 31, 2005. This impairment was due to a decline in market growth causing a decline in the average station operating margin. The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Year Ended December 31,

	2005	2004	2003

Net revenues	$6,577	$6,605	$6,360
Operating loss	(3,468)	(52)	(8,591)
Net loss	(3,432)	(123)	(8,674)

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	December 31,

	2005	2004

Current assets	$2,398	$3,317
Non-current assets	20,702	24,283
Current liabilities	1,276	917
Non-current liabilities	14	32
Note 5 — Property and Equipment
Property and equipment consisted of the following at December 31 (in thousands):

	2005	2004

Land and land improvements	$18,991	$14,309
Buildings and fixtures	145,325	100,869
Broadcast equipment and other	260,987	246,622

	425,303	361,800
Less accumulated depreciation	(187,627)	(164,235)

	$237,676	$197,565

The Company recorded depreciation expense in the amounts of $32.4 million, $31.3 million and $30.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Note 6 — Intangible Assets
The following table summarizes the carrying amount of each major class of intangible assets at December 31 (in thousands):

	Estimated
	Useful Life
	(Years)	2005	2004

Amortized Intangible Assets:
LMA purchase options	1	$4,212	$3,300
Network affiliations	1	1,753	173
Other intangible assets	2	6,025	2,173
Accumulated amortization		(4,686)	(2,776)

		7,304	2,870

Unamortized Intangible Assets:
Broadcast licenses		1,301,294	1,063,265
Goodwill		623,383	583,105

		1,924,677	1,646,370

Goodwill		623,383	583,105
Broadcast licenses and other intangible assets, net		1,308,598	1,066,135

Total intangible assets		$1,931,981	$1,649,240

The increase in LMA purchase options is due to the option payment for KNVA-TV made in the fourth quarter of 2005. The increase in network affiliations of $1.6 million, in other intangible assets of $3.9 million, in broadcast licenses of $238.0 million and in goodwill of $73.7 million is primarily due

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
to the acquisition of stations acquired from Viacom and Emmis on March 31, 2005 and November 29, 2005, respectively, offset by an impairment of goodwill of $33.4 million for the year ended December 31, 2005.
The following table summarizes the aggregate amortization expense for all periods presented as well as the estimated amortization expense for the next five years (in thousands):

				Estimated Amortization Expense
	Year Ended December 31,			for the Year Ended December 31,

	2005	2004	2003	2006	2007	2008	2009	2010

Amortization expense	$1,188	$1,015	$1,941	$4,343	$468	$253	$71	$44
Other intangible assets include intangible pension assets recognized when the Company recorded its minimum pension liability in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. When the Company makes a new determination of the amount of additional liability, the related intangible asset and separate component of equity will be eliminated or adjusted as necessary.
Based on the guidance included in SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company has ascribed an indefinite useful life to its broadcast licenses. This accounting treatment is based in part upon the Company’s belief that the cash flows from the ownership of its broadcast licenses are expected to continue indefinitely, as the Company intends to renew its licenses indefinitely and has demonstrated its ability to do so. The Company’s broadcast licenses are renewable every eight years if the Company provides at least an average level of service to its customers and complies with the applicable FCC rules and policies. The cost of renewal is not significant and historically there have been no compelling challenges to the Company’s renewal of licenses and the Company has no reason to expect that challenges will be brought in any future period.
In accordance with the provisions of SFAS No. 142, the Company does not amortize goodwill and broadcast licenses. An impairment loss of $33.4 million and $51.7 million was recorded in the fourth quarter of 2005 and 2003, respectively, and to reflect the write-down of goodwill and certain broadcast licenses to fair value. The impairment to goodwill was the result of a decline in the operating profit margin of one of our stations due to low market growth and increased operating costs. The decrease in fair value of the broadcast licenses was the result of the decline in the advertising market during 2001 and 2003, which decreased industry operating margins. No impairments to the carrying values of the Company’s broadcast licenses were required during the year ended December 31, 2004.
Approximately $1.9 billion, or 80%, of the Company’s total assets as of December 31, 2005 consisted of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the impairment testing of goodwill. If at any point in the future the value of these intangible assets decreased, the Company could be required to incur an impairment charge that could significantly and adversely impact reported results of operations and stockholders’ equity. The Company’s class A common stock currently trades at a price that results in a market capitalization less than total stockholder’s equity as of December 31, 2005, and has done so since April 2005. If the Company were required to write down intangible assets in future periods, the Company would incur an impairment charge, which could have a material adverse effect on the results of operations and the trading price of LIN TV Corp.’s class A common stock.

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
The Company based the valuation of broadcast licenses on the following basic assumptions for year ended December 31:

	2005	2004

Market revenue growth	1.1% to 6.1%	2.2% to 6.5%
Operating profit margins	28.0% to 39.9%	28.0% to 39.9%
Discount rate	8.0%	8.0%
Tax rate	34.0% to 39.0%	34.0% to 39.0%
Capitalization rate	1.5% to 3.0%	1.5% to 3.0%
If the Company were to decrease the market growth by one percent and by half of the projected growth rate, the Company would incur an impairment of its broadcast licenses of $40.0 million and $54.0 million, respectively, for the year ended December 31, 2005. If the Company were to decrease the operating margins by 5% and 10% of the projected operating margins, the Company would incur an impairment of its broadcast licenses of $102.0 million and $273.0 million, respectively, for the year ended December 31, 2005. If the Company were to increase the discount rate used in its valuation by 1% and 2%, the Company would incur an impairment of its broadcast licenses of $112.0 million and $242.0 million, respectively, for the year ended December 31, 2005.
The Company based the valuation of goodwill on the following basic assumptions for year ended December 31:

	2005	2004

Market revenue growth	1.1% to 6.1%	2.2% to 6.5%
Operating profit margins	28.0% to 46.7%	28.0% to 49.5%
Discount rate	8.0%	8.0%
Tax rate	34.0% to 39.9%	34.0% to 39.9%
Capitalization rate	1.5% to 3.0%	1.5% to 3.0%
If the Company were to decrease the market growth by one percent and by half of the projected growth rate, the carrying amount of the Company’s stations would exceed their fair value by $37.0 million and $45.0 million, respectively, for the year ended December 31, 2005. If the Company were to decrease the operating margins by 5% and 10% of the projected operating margins, the carrying amount of the Company’s stations would exceed their fair value by $70.0 million and $163.0 million, respectively, for the year ended December 31, 2005. If the Company were to increase the discount rate used in its valuation by 1% and 2%, the carrying amount of the Company’s stations would exceed their fair value by $86.0 million and $167.0 million, respectively, for the year ended December 31, 2005. In addition to the potential impairment amounts noted above, the Company would be required to complete the second step of the goodwill impairment test. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill ($623.4 million at December 31, 2005). The implied fair value of goodwill is determined by a notional reperformance of the purchase price allocation using the station’s fair value as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss would be recognized in an amount equal to the excess.

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Note 7 — Long-term Debt
Debt consisted of the following at December 31 (in thousands):

	2005	2004

Credit Facility	$316,000	$158,500
$166,440, 8% Senior Notes due 2008 (net of discount of $2,884)	—	163,556
$375,000, 6 1/2% Senior Subordinated Notes due 2013	375,000	200,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 — Class B (net of discount of $14,283 at December 31, 2005)	175,717	—
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $10,003 and $14,215 at December 31, 2005 and 2004, respectively)	114,997	110,785

Total debt	981,714	632,841
Less current portion	—	6,573

Total long-term debt	$981,714	$626,268

Credit Facility

	Revolving Facility	Term Loans

Final maturity date	11/4/2011	11/4/2011
Balance at December 31, 2005	$41,000	$275,000
Unused balance at December 31, 2005	234,000	—
Average rates for year ended December 31, 2005:
Adjusted LIBOR	1.1% to 4.32%	1.1% to 4.32%
Applicable margin	0.75% to 2.25%	0.75% to 2.25%

Interest rate	2.88% to 5.57%	2.88% to 5.57%

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
On November 4, 2005, the Company entered into a new credit facility that included a $275.0 million term loan and a $275.0 million revolving credit facility both of which mature in 2011. Borrowings under the new credit facility bear interest at a rate based, at the Company’s option, on an adjusted LIBOR rate, plus an applicable margin range of 0.625% to 1.50%, or an adjusted based rate, plus an applicable margin range of 0.0% to 0.50%, depending, in each case, on certain ratios.
The Company incurred a loss on early extinguishment of debt of $2.8 million and incurred fees of $8.1 million for year ended December 31, 2005 related to the two credit facility agreements. The fees will be amortized over the terms of the credit facility.
The proceeds of the new revolving credit facility were used to repay the balance on the former revolving credit facility, to complete the purchase of the four Emmis stations in the fourth quarter of 2005 and for general corporate purposes, including share repurchases. The revolving credit facility

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
may be used for acquisitions of certain assets and general corporate purposes including the redemption of the Company’s publicly traded securities. The credit facility permits the Company to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. The Company is required to make mandatory quarterly payment of its term loan of $10.3 million beginning on December 31, 2007 and additional payments based on certain debt transactions or the disposal of certain assets.
The credit facility contains covenants that, among other things, restrict the ability of the Company’s subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by it, make capital expenditures, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. The Company is required, under the terms of the credit facility, to comply with specified financial ratios, including a minimum interest coverage ratio and a maximum leverage ratios.
The credit facility also contain provisions that prohibit any modification of the indentures governing the senior subordinated notes in any manner adverse to the lenders and that limits the Company’s ability to refinance or otherwise prepay the senior subordinated notes without the consent of such lenders. All borrowings under the credit facility are secured by substantially all of the Company’s assets.
6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and 2.50% Exchangeable Senior Subordinated Debentures

6 1/2% Senior
	6 1/2% Senior	Subordinated Notes —	2.50% Exchangeable Senior
	Subordinated Notes	Class B	Subordinated Debentures

Final maturity date	5/15/2013	5/15/2013	5/15/2033(1)
Annual interest rate	6.5%	6.5%	2.5%
Payable semi-annually in arrears	May 15th	May 15th	May 15th
	November 15th	November 15th	November 15th

(1)	The holders of the 2.50% Exchangeable Senior Subordinated Debentures can require the Company to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.
On January 28, 2005, the Company issued an additional $175.0 million aggregate principal amount of its 6 1/2% Senior Subordinated Notes due 2013. The proceeds from the issuance of the 6 1/2% Notes were used to repurchase $166.4 million principal amount of the Company’s 8% Senior Notes due 2008. The Company recorded a $11.6 million loss on early extinguishment of debt related to the Company’s 8% Senior Notes for the year ended December 31, 2005. During the year ended December 31, 2005, the Company incurred fees of $3.8 million in connection with the issuance of these notes, which is being amortized over the life of the notes.
On September 29, 2005, the Company issued $190.0 million aggregate principal amount of 6 1/2% Senior Subordinated Notes due 2013 — Class B. The net proceeds of $175.3 million from the issuance of the 6 1/2% Class B Notes were used to repay the $170.0 million term loan under the Company’s credit facility and the remaining proceeds used to repay a portion of the outstanding revolving indebtedness under the credit facility. During the year ended December 31, 2005, the Company incurred fees of $3.7 million in connection with the issuance of these notes, which is being amortized over the life of the notes.

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
The 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and the 2.50% Exchangeable Senior Subordinated Debentures are unsecured and are subordinated in right of payment to all senior indebtedness, including the Company’s credit facility.
The indentures governing the 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and 2.50% Exchangeable Senior Subordinated Debentures contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, the Company’s capital stock; liens; mergers, consolidations and sales of all or substantially all of the Company’s assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also have change of control provisions which may require the Company to purchase all or a portion of each of the 6 1/2% Senior Subordinated Notes and the 6 1/2% Senior Subordinated Notes — Class B at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest and the 2.50% Exchangeable Senior Subordinated Debentures at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest.
The 6 1/2% Senior Subordinated Notes and the 6 1/2% Senior Subordinated Notes — Class B have certain limitations and financial penalties for early redemption of the notes. The 2.50% Exchangeable Senior Subordinated Debentures have a contingent interest feature that could require the Company to pay contingent interest at the rate of 0.25% per annum commencing with the six-month period beginning May 15, 2008 if the average trading price of the debentures for a five-day measurement period preceding the beginning of the applicable six-month period equals 120% or more of the principal amount. The debentures also have certain exchange rights where the holder may exchange each debenture for a number of LIN TV Corp.’s class A common stock based on certain conditions.
Prior to May 15, 2008, the exchange rate will be determined as follows:

•	If the applicable stock price is less than or equal to the base exchange price, the exchange rate will be the base exchange rate; and

•	If the applicable stock price is greater than the base exchange price, the exchange rate will be determined in accordance with the following formula; provided, however, in no event will the exchange rate exceed 46.2748, subject to the same proportional adjustment as the base exchange rate: The base exchange rate plus the applicable stock price less the base exchange price divided by the applicable stock price multiplied by the incremental share factor.
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

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Repayment of Principal
The following table summarizes future principal repayments on the Company’s debt agreements:

				6 1/2% Senior
	Credit Facility	Credit Facility	6 1/2% Senior	Subordinated	2.50% Exchangeable Senior
	(Revolver)	(Term Loans)	Subordinated Notes	Notes — Class B	Subordinated Debentures		Total

Final maturity date	11/4/2011	11/4/2011	5/15/2013	5/15/2013	5/15/2033	(1)
2006	—	—	—	—	—		—
2007	—	10,313	—	—	—		10,313
2008	—	41,250	—	—	—		41,250
2009	—	41,250	—	—	—		41,250
2010	—	41,250	—	—	—		41,250
Thereafter	41,000	140,937	375,000	190,000	125,000	(1)	871,937

Total	41,000	275,000	375,000	190,000	125,000	(1)	1,006,000

(1)	The holders of the 2.50% Exchangeable Senior Subordinated Debentures can require the Company to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.
The fair values of the Company’s long-term debt are estimated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amounts and fair values of long-term debt were as follows at December 31 (in thousands):

	2005	2004

Carrying amount	$981,714	$632,841
Fair value	967,327	649,128
Note 8 — Stock-Based Compensation
The Company has several stock-based employee compensation plans, including the Company’s 1998 Option Plan, Amended and Restated 2002 Stock Plan, Sunrise Option Plan and Amended and Restated 2002 Non-Employee Director Plan (collectively, the “Option Plans”), which permits the Company to grant nonqualified options in the Company’s class A common stock or restricted stock units, which convert into the Company’s class A common stock upon vesting, to certain directors, officers and key employees of the Company.
Following the guidance prescribed in SFAS 123R and SAB 107, on October 1, 2005, the Company adopted SFAS 123R using the modified prospective method, and accordingly, the Company has not restated the consolidated results of income from prior interim periods and fiscal years. Under SFAS 123R, the Company is required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense over the service period that the awards are expected to vest. Restricted stock and stock options issued under the Company’s equity plans as well as stock purchases under the Company’s employee stock purchase plan are subject to the provisions of SFAS 123R.
Prior to October 1, 2005, the Company accounted for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period. Accordingly, the Company was not required to recognize compensation cost for stock options

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
issued at fair market value to its employees or shares issued under the employee stock purchase plan. Prior to the adoption of SFAS 123R, the Company recognized compensation cost only for restricted stock and for stock options issued with exercise prices set below market prices on the date of grant or when there were modifications to the original terms of an employee stock option agreements. The Company recorded stock-based compensation expense on the consolidated statements of income under APB 25 of $1.9 million for the nine-month period ended September 30, 2005 and $0.5 million and $0.1 million for years ended December 31, 2004 and 2003.
Upon adoption of SFAS 123R, the Company recognized the compensation expense associated with awards granted after October 1, 2005, and the unvested portion of previously granted awards that remain outstanding as of October 1, 2005 for the three-month period ended December 31, 2005. The Company recorded stock-based compensation expense under SFAS 123R of $1.9 million for the three-month period ended December 31, 2005 of which $0.7 million related to restricted stock awards, $0.7 million related to employee stock options, $0.1 million related to shares purchased under the employee stock purchase plan and $0.4 million for modifications to stock option agreements. There were no capitalized stock-based compensation costs for three-month period ended December 31, 2005.
The Company had not yet recognized total compensation cost related to nonvested employee stock options of $1.1 million as of December 31, 2005 that will be recognized over a weighted-average period of 2 years. In addition, the Company had not yet recognized total compensation cost related to nonvested employee stock awards of $13.0 million as of December 31, 2005 that will be recognized over a weighted-average period of 2.3 years.
In accordance with SFAS 123R, the Company’s deferred stock-based compensation balance of $4.0 million as of September 30, 2005, which was accounted for under APB 25, was reclassified into the paid-in-capital account. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations.
The following table presents the stock-based compensation expense recognized on the consolidated statements of income under SFAS 123R for the three-month period ended December 31, 2005 and the stock-based compensation expense recognized on the consolidated statements of income under APB 25 for the nine-month period ended September 30, 2005 and for the years ended December 31, 2005, 2004 and 2003 (in thousands):

		Based on the Accounting Rules Under

		SFAS 123R	APB 25

		For the Three	For the Nine-
		Month Period	Month Period	For Year Ended
	For Year Ended	Ended	Ended	December 31,
	December 31,	December 31,	September 30,
	2005	2005	2005	2004	2003

Employee stock purchase plans	33	33	—	—	—
Employee stock option plans	707	707	—	—	—
Restricted stock unit awards	767	703	64	59	—
Modifications to stock option agreements	$2,231	$423	$1,808	$360	$147

Share-based compensation expense before tax	3,738	1,866	1,872	419	147

Income tax benefit	(1,308)	(653)	(655)	(147)	(51)

Net stock-based compensation expense	$2,430	$1,213	$1,217	$272	$96

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
The Company recorded modifications to the stock option agreements of $2.2 million, $0.4 million and $0.1 million for years ended December 31, 2005, 2004 and 2003 impacting 33 employees in 2005, 10 employees in 2004 and 4 employees in 2003.
The modifications to the stock option agreements primarily related to a change in the 1998 Option Plan agreements allowing terminated employees the same contractual terms as the 2002 Option Plans regarding the length of time to exercise options upon termination. In addition, certain employee option agreements granted in 1998 contained a provision requiring the Company to make cash payments to employees when employees exercised their options and the market price of the Company’s class A common stock was below the exercise price of the option. As of December 31, 2005, the Company had recorded a liability of $1.8 million related to this provision and for the year ended December 31, 2005, the Company made cash payments totaling $0.2 million in connection with this provision.
For the year ended December 31, 2005, the Company had received cash of $2.1 million from the exercise of stock options, phantom stock units and restricted stock. The Company did not realize windfall tax benefits from the exercise of stock options and restricted stock due to net operating loss carryforwards. The Company uses the first vested, first-exercised basis in accounting for option exercises.
Employee Tender Offer to Exchange Stock Options for Restricted Stock. On December 22, 2005, the Company completed a tender offer that permitted employees to exchange outstanding options to purchase shares of the Company’s class A common stock, for restricted stock awards. The tender offer resulted in the exchange of 3,045,190 options for 1,015,467 shares of restricted stock awards.
Stock Option Plans. Options granted under the Option Plans generally vest over a four-year or five-year service period, using the graded vesting attribution method, and may vest earlier based upon the achievement of specific performance-based objectives set by the Board of Directors. Options expire ten years from the date of grant. The Company issues new shares of its class A common stock when options are exercised. There were 7,138,000 shares authorized under the various Option Plans for grant and 4,914,000 shares available for future grant as of December 31, 2005. Both the shares authorized and shares available exclude 1,181,000 shares under the 1998 Stock Plan which the Company does not intend to re-grant and considers unavailable for future grants.
The following table provides additional information regarding the Option Plans (shares in thousands):
Stock Options Plans:

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at the beginning of the year	4,179	$21.14	3,510	$20.83	2,957	$20.19
Granted during the year	457	14.03	1,006	22.63	697	23.56
Exercised or converted during the year	(108)	10.90	(29)	20.89	(69)	19.34
Forfeited during the year	(573)	22.46	(308)	22.55	(75)	22.12
Exchange for restricted stock awards	(3,045)	22.46	—	—	—	—

Outstanding at the end of the year	910	$13.54	4,179	$21.14	3,510	$20.83

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Exercisable or convertible at the end of the year	454		2,196		1,809

Total intrinsic value of options exercised	$750		$108		$311
Total fair value of options vested during the year	$3,890		$3,188		$3,035
The following table summarizes information about the Option Plans at December 31, 2005 (shares in thousands):

	Options Outstanding			Options Vested

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$10.50 to $14.99	806	5.9	$12.78	396	$11.65
$15.00 to $19.99	45	4.7	21.72	10	21.49
$20.00 to $24.99	59	4.7	21.72	48	21.49

	910	5.8	$13.80	454	$12.90

Weighted average remaining contractual life		5.8			2.4
Total intrinsic value		$179			$179

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model, based on a single employee group, and the graded vesting approach with the following weighted-average assumptions:

	2005	2004	2003

Expected term	4.5 years	3 to 10 years	2 to 5 years
Expected volatility(3)	24%	24%	30%
Expected dividends	$0.00	$0.00	$0.00
Risk-free rate(2)	3.7 - 4.4%	2.0 - 4.4%	1.5 - 3.25%

(1)	The expected term was estimated using the historical and expected terms of similar broadcast companies whose expected term information was publicly available, as the Company’s historical share option exercise history does not provide a reasonable basis to estimate expected term.

(2)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

(3)	The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock since the Company’s initial public offering in May 2002 as well as comparison to peer companies.
Restricted Stock Awards: Restricted stock awards granted under the Option Plans during 2005 had a straight-line vesting term of five years and are amortized using the graded vesting attribution

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
method, Stock awards to directors in lieu of director fees are immediately vested. The Company granted 1,291,000 shares of restricted stock, 3,900 shares of restricted stock and 1,340 shares of unrestricted stock awards for the year ended December 31, 2005, 2004, 2003, respectively. As of December 31, 2005, 1,286,000 shares of restricted stock were unvested.
The following table provides additional information regarding the Restricted Stock Awards (shares in thousands):
Restricted Stock Awards

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non vested at the beginning of the year	—		—		—
Granted during the year	1,291	$13.27	4	$20.89	1	$23.32
Vested during the year	2	13.90	4	20.89	1	23.32
Forfeited during the year	3	14.88	—		—

Non vested at the end of the year	1,286	$13.27	—	—	—	—

Total fair value of awards vested during the year	$33	$13.90	$59	—	$55	—
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
The following table provides additional information regarding the 1998 Phantom Stock Units Plan (shares in thousands):
1998 Phantom Stock Units Plan

	2005	2004	2003
	Shares	Shares	Shares

Outstanding at the beginning of the year	328	525	675
Exercised during the year	(142)	(197)	(150)

Outstanding at the end of the year	186	328	525

Exercisable or convertible at the end of the year	186	328	525

Total intrinsic value of shares exercised during the year	$2,189	$4,079	$3,361
Weighted Average Remaining Contractual Term	3	4	5

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Employee Stock Purchase Plan. Under the terms of LIN TV Corp.’s 2002 Employee Stock Purchase Plan, eligible employees of the Company may have up to 10% of eligible compensation deducted from their pay to purchase shares of LIN TV Corp.’s class A common stock. The purchase price of each share is 85% of the average of the high and low per share trading price of LIN TV Corp.’s class A common stock on the New York Stock Exchange (“NYSE”) on the last trading day of each month during the offering period. There are 600,000 shares authorized for grant under this plan and 365,000 shares available for future grant. During the fiscal year ended December 31, 2005, employees purchased 74,139 shares at a weighted average price of $12.43. As the discount offered to employees is in excess of the Company’s per share public offering issuance costs, the ESPP is considered compensatory.
Note 9 — Derivative Instruments
The 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The fair value of these derivatives on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at fair market value in other liabilities. The Company has recorded a gain on derivative instruments in connection with the mark-to-market of these derivative features of $3.1 million, $15.2 million and $2.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
During 2005, the Company entered into an interest rate swap agreement in the notional amount of $100.0 million to manage exposure to interest rate risk associated with the variable rate portion of its credit facility. This agreement is not designated as a hedging instrument under SFAS No. 133. The fair value of this agreement at December 31, 2005 was an asset of $1.6 million. Other (income) expense for the year ended December 31, 2005 includes a gain of $1.6 million from the mark-to-market of this derivative instrument.
Note 10 — Related Party Transactions
Financial Advisory Agreement. Prior to November 1, 2005, the Company had been party to an agreement with an affiliate of Hicks Muse, which provided for reimbursement of certain expenses to Hicks Muse incurred in connection with certain financial consulting services. The Company incurred fees under this arrangement of $16,000, $17,000 and $67,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Financial Advisory Agreement was terminated on November 1, 2005 at no cost to the Company.
Centennial Cable of Puerto Rico: Centennial Cable of Puerto Rico, in which Hicks Muse has a substantial economic interest, provides the Company advertising and promotional services. The Company recorded barter revenue of $0.6 million and recorded barter expense of $0.6 million for the year ended December 31, 2005 in connection with transactions with Centennial Cable of Puerto Rico. There was no activity in 2004 and 2003.
Banks Broadcasting Inc.: The Company provides Banks Broadcasting certain management, engineering and related services for a fixed fee. Hicks Muse has substantial economic interest in 21st Century Group, LLC, which owns 18% of Banks Broadcasting. Prior to the consolidation of Banks Broadcasting in accordance with FIN 46(R), the Company recognized approximately $50,000 in management fee income for the three months ended March 31, 2004 under the management services agreement.

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Note 11 — Retirement Plans
401(k) Plan. The Company provides a defined contribution plan (“401(k) Plan”) to substantially all employees. The Company makes contributions to employee groups that are not covered by another retirement plan sponsored by the Company. Contributions made by the Company vest based on the employee’s years of service. Vesting begins after six months of service in 20% annual increments until the employee is 100% vested after five years. The Company matches 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. The Company contributed $2.4 million, $2.3 million and $2.2 million to the 401(k) Plan in the years ended December 31, 2005, 2004 and 2003, respectively.
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
The benefit obligation, accumulated benefit obligation, and fair value of plan assets for retirement plans with accumulated benefit obligations in excess of plan assets, were $103.7 million, $96.7 million and $72.5 million at December 31, 2005, $96.7 million, $90.7 million and $70.1 million at December 31, 2004, $90.1 million, $83.2 million and $64.2 million at December 31, 2003, respectively.

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
The components of the net pension expense included in the financial statements and information with respect to the change in benefit obligation, change in plan assets, the funded status of the retirement plans and underlying assumptions are as follows (in thousands, except percentages):

	Year Ended December 31,

	2005	2004	2003

Change in benefit obligation
Benefit obligation, beginning of period	$96,677	$90,069	$76,711
Service cost	2,254	1,990	1,827
Interest cost	5,404	5,506	5,243
Plan amendments	—	—	122
Actuarial loss	2,945	5,035	8,920
Benefits paid	(3,575)	(5,923)	(2,754)

Benefit obligation, end of period	$103,705	$96,677	$90,069

Change in plan assets
Fair value of plan assets, beginning of period	$70,090	$64,209	$55,375
Actual return on plan assets	5,038	7,136	11,552
Employer contributions	928	4,668	36
Benefits paid	(3,575)	(5,923)	(2,754)

Fair value of plan assets, end of period	$72,481	$70,090	$64,209

Funded status of the plan	$(31,224)	$(26,587)	$(25,860)
Unrecognized actuarial gain	23,784	21,035	17,878
Unrecognized prior service cost	1,176	1,347	1,518

Total amount recognized and accrued benefit liability	$(6,264)	$(4,205)	$(6,464)

Amounts recognized in the balance sheets consist of (in thousands):

	2005	2004

Accrued benefit cost	$(23,288)	$(20,353)
Intangible assets	1,526	1,780
Additional minimum liability	(170)	(222)
Accumulated other comprehensive loss, net of tax	15,668	14,590

Net amount recognized	$(6,264)	$(4,205)

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Components of Net Periodic Benefit Cost (in thousands):

	Year Ended December 31,

	2005	2004	2003

Service cost	$2,254	$1,990	$1,827
Interest cost	5,404	5,506	5,243
Expected return on plan assets	(5,763)	(5,627)	(5,631)
Amortization of prior service cost	171	171	166
Amortization of net loss (gain)	922	369	250

Net periodic benefit cost	$2,988	$2,409	$1,855

Assumptions:
Weighted-average assumptions used to determine benefit obligation at December 31:

	2005	2004	2003

Discount rate	5.50 - 5.75%	5.75 - 6.00%	6.00 - 6.25%
Expected long term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	4.00 - 4.50%	4.00 - 4.50%	4.00 - 5.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2005	2004	2003

Discount rate	5.75 - 6.00%	6.00 - 6.25%	6.75%
Expected long term rate of return plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	4.00 - 4.50%	4.00 - 5.00%	4.00 - 5.00%
Accumulated other comprehensive loss
The Company had recorded $15.7 million, $14.6 million and $10.5 million in accumulated other comprehensive loss attributable to its minimum pension liability as of December 31, 2005, 2004 and 2003 respectively.
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

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
The asset allocation for the Retirement Plan at December 31, 2005 and 2004 and the target allocation for December 31, 2005, by asset category, are as follows:

		Percentage of
		Plan Assets at
	Target	December 31,
	Allocation
Asset Category	2005	2005	2004

Equity securities	60 - 70%	70%	69%
Debt securities	30 - 40%	30%	31%

	100%	100%	100%

Contributions. The Company does not currently have minimum funding requirements, as set forth in ERISA and federal tax laws. The Company contributed $0.9 million and $4.7 million to the Retirement Plan in 2005 and 2004, respectively, but did not contribute in 2003. The Company anticipates contributing $1.6 million to the Retirement Plan in 2006.
Note 12 — Commitments and Contingencies
Commitments. The Company leases land, buildings, vehicles and equipment under non-cancelable operating lease agreements that expire at various dates through 2011. Commitments for non-cancelable operating lease payments at December 31, 2005 are as follows (in thousands):

2006	$1,471
2007	1,072
2008	846
2009	872
2010	758
2011	529
Thereafter	9,066

$14,614

Rent expense included in the consolidated statements of operations was $2.1 million, $1.6 million and $1.6 million for years ended December 31, 2005, 2004 and 2003, respectively.
The Company has entered into commitments for future syndicated news, entertainment, and sports programming. Future payments associated with these commitments at December 31, 2005 are as follows (in thousands):

2006	$31,211
2007	26,741
2008	19,025
2009	13,479
2010	9,563
2011	6,195
Thereafter	4,211

Total obligations	110,425
Less recorded contracts	37,718

Future contracts	$72,707

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
The Company has commitments aggregating up to $0.7 million to pay future minimum periodic fees related to local marketing agreements for KNVA-TV, WNAC-TV and WBPG-TV.
The Company is party to an asset purchase agreement under which it has agreed to acquire WBPG-TV for $3.0 million pending FCC regulatory approval. In addition, the Company has purchase option agreements to acquire WNAC-TV and KNVA-TV with a commitment to pay $0.9 million and an additional $1.2 million if the Company exercises these options.
Contingencies
GECC Note
In connection with the formation of the joint venture with NBC, GECC provided an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9% annum thereafter. The joint venture has historically produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to the Company and to NBC from the excess cash generated by the joint venture of approximately $32.6 million on average each year during the past three years. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company, but is recourse to the joint venture, the Company’s equity interests therein and to LIN TV Corp., pursuant to a guarantee. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise get its money back from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:

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
Litigation. The Company currently and from time to time is involved in litigation incidental to the conduct of its business. In the opinion of the Company’s management, none of such litigation as of December 31, 2005 is likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 13	— Income Taxes
The Company files a consolidated federal income tax return. Provision for (benefit from) income taxes included in the accompanying consolidated statements of operations consisted of the following (in thousands):

	2005	2004	2003

Current:
Federal	$318	$441	$—
State	469	560	823
Foreign	3,646	4,887	3,168

	4,433	5,888	3,991

Deferred:
Federal	7,008	(27,287)	3,652
State	2,886	952	(295)
Foreign	438	1,416	1,881

	10,332	(24,919)	5,238

	$14,765	$(19,031)	$9,229

The components of the (loss) income before income taxes were as follows (in thousands):

	2005	2004	2003

Domestic	$(20,415)	$56,534	$(92,611)
Foreign	9,039	15,423	11,255

(Loss) income from continuing operations before taxes and cumulative effect of change in accounting principle	$(11,376)	$71,957	$(81,356)

The following table reconciles the amount that would be calculated by applying the 35% federal statutory rate to (loss) income before income taxes to the actual provision for (benefit from) income taxes (in thousands):

	2005	2004	2003

Provision (benefit) assuming federal statutory rate	$(3,755)	$25,397	$(28,475)
State taxes, net of federal tax benefit	(68)	1,026	382
Foreign taxes, net of federal tax benefits	2,079	3,503	2,727
Change in valuation allowance	2,299	(50,130)	33,787
Executive compensation	1,323	—	—
Impairment of Goodwill	11,698	—	—
Other	1,189	1,173	808

	$14,765	$(19,031)	$9,229

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
The components of the net deferred tax liability are as follows at December 31 (in thousands):

	2005	2004

Deferred tax liabilities:
Equity investments	$266,789	$266,708
Intangible assets	257,105	235,403
Property and equipment	16,098	18,424
Minority interest	5,856	5,249
Other	12,500	9,012

	558,348	534,796

Deferred tax assets:
Net operating loss carryforwards	(98,899)	(86,991)
Other	(29,451)	(7,474)
Valuation allowance	9,621	5,364

	(118,729)	(89,101)

Net deferred tax liabilities	$439,619	$445,695

The Company maintains a valuation allowance related to its deferred tax asset position when management believes it is more likely than not that the net deferred tax assets will not be realized in the future. The Company maintained a valuation allowance as of December 31, 2005 on its state net operating loss carryforwards of $7.7 million. Included in the Company’s valuation allowance is $1.6 million of deferred tax assets recorded in connection with the acquisition of Sunrise Television Corp. in 2002. Additionally, the Company recorded a state valuation allowance in the amount of $1.9 million related to the deferred tax assets acquired as part of the Viacom and Emmis Station acquisitions.
At December 31, 2005, the Company anticipates sufficient taxable income in years when temporary differences are expected to become tax deductions and believes that it will realize the benefit of the deferred tax assets, net of the existing valuation allowance.
During 2004, based on all available evidence, the Company determined that it was more likely than not that all of its deferred tax assets would be realized, except as noted above. As a result, the Company reduced its valuation allowance by $86.1 million. In addition to the $50.1 million recorded as a benefit against the 2004 provision for income taxes, $34.7 million of the reduction was recorded against Sunrise Television’s intangible assets and $1.3 million was recorded to additional paid in capital. These entries had no impact on the Company’s cash flow. This reversal was offset by an increased tax provision related to recording increased US source income from continuing operations of $56.5 million for the year ended December 31, 2004.
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
At December 31, 2005, the Company had a federal net operating loss carryforwards of approximately $260.7 million that begins to expire in 2019. Under the provisions of the Internal Revenue Code, future substantial changes in the Company’s ownership could limit the amount of net

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.
Note 14 — Share Repurchase Program
On August 17, 2005, the Board of Directors of the Company approved a share repurchase program authorizing the repurchase of up to $200.0 million of LIN TV’s class A common stock. Share repurchases under the program may be made from time to time in the open market or in privately negotiated transactions. During the year ended December 31, 2005 the Company repurchased 368,728 shares of LIN TV common stock for $4.8 million.
Note 15 — Unaudited Quarterly Data

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Net revenues	$78,844	$99,010	$91,003	$111,527
Operating income (loss)	8,517	23,992	18,501	(8,640)
(Loss) income from continuing operations	(15,146)	17,004	8,575	(21,809)
Net (loss) income	(10,320)	10,095	3,786	(29,702)

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Net revenues	$80,319	$96,831	$91,438	$108,131
Operating income	15,116	28,578	22,879	34,434
Income from continuing operations	1,801	21,329	22,576	26,251
Loss from sale of discontinued operations, net of tax	—	(1,284)	—	—
Net income	1,363	14,617	14,816	62,242

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Note 16 — Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,

	2005	2004	2003

Cash paid for interest	$40,289	$39,885	$52,722
Cash paid for income taxes	1,638	5,621	5,758
Non-cash investing activities:
On March 31, 2005, the Company acquired the broadcast license and the operating assets and liabilities of WNDY-TV and WWHO-TV for $85.0 million. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of broadcast license and operating assets acquired	$128,032
Cash paid	(85,000)

Liabilities assumed	$43,032

On November 29, 2005, the Company acquired the broadcast license and the operating assets and liabilities of KRQE-TV, WALA-TV, WLUK-TV, WTHI-TV and the local marketing agreement to operate WBPG-TV for $257.2 million. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of broadcast license and operating assets acquired	$272,473
Cash paid	(257,174)

Liabilities assumed	$15,299

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

On May 6, 2004, the Company acquired the broadcast license of WTIN-TV for $4.9 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of broadcast license acquired		$4,923
Cash paid		(4,923)

Liabilities assumed		$—

Note 17 — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning of Period	Operations	Deductions	End of Period

Year ended December 31, 2005
Allowance for doubtful accounts	$1,450	$(140)	$162	$1,148
Year ended December 31, 2004
Allowance for doubtful accounts	$1,646	$320	$516	$1,450
Year ended December 31, 2003
Allowance for doubtful accounts	$2,562	$(198)	$718	$1,646
Note 18 — Subsequent Events
UPN and WB Television Networks. On January 24, 2006, the UPN and WB networks announced they would cease operating as a network and would no longer provide programming after September 20, 2006.

LIN TELEVISION CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Seven of the Company’s stations are either UPN or WB network affiliates. These stations currently receive an average of two to three hours of daily programming from these networks and the revenue associated with these network-programmed time periods is less than 1.5% of the Company’s consolidated net revenues. We believe that we have three options for these stations: (1) affiliate with the newly created CW television network, (2) affiliate with the newly created My Network TV or (3) operate as an independent station, unaffiliated with any network. The Company also believes that the dissolution of the WB and UPN networks will not have a material impact on its net revenues or operating income.

Independent Auditors’ Report
The Members
Station Venture Holdings, LLC:
We have audited the accompanying balance sheets of Station Venture Holdings, LLC (a limited liability company) (the Company) as of December 31, 2005 and 2004, and the related statements of operations, members’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Station Venture Holdings, LLC as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
San Diego, California
March 13, 2006

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)
Balance Sheets
December 31, 2005 and 2004
(In thousands)

	2005	2004

ASSETS
Current assets — cash and cash equivalents	$10,617	12,675
Limited partnership interest in Station Venture Operations, LP (note 2)	232,075	233,957

Total assets	$242,692	246,632

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities — accrued interest payable (note 3)	$724	724
Related-party note payable (note 3)	815,500	815,500

Total liabilities	816,224	816,224
Members’ deficit	(573,532)	(569,592)
Commitments and contingencies (note 4)

Total liabilities and members’ deficit	$242,692	246,632

See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)
Statements of Operations
Years ended December 31, 2005, 2004, and 2003
(In thousands)

	2005	2004	2003

Revenue:
Equity in income from limited partnership interest in Station Venture Operations, LP	$83,902	104,285	90,142

Other income (expense):
Interest expense — related party	(66,146)	(66,146)	(66,146)
Interest income	303	42	25

Total other expense, net	(65,843)	(66,104)	(66,121)

Net income	$18,059	38,181	24,021

See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)
Statements of Members’ Deficit
Years ended December 31, 2005, 2004, and 2003
(In thousands)

	Outlet	NBC		Total
	Broadcasting,	Telemundo	LIN Television	Members’
	Inc.	License Co.	of Texas, LP	Deficit

Balance at December 31, 2002	$225,021	—	(780,815)	(555,794)
Distributions	(29,459)	—	(7,541)	(37,000)
Net income	19,126	—	4,895	24,021

Balance at December 31, 2003	214,688	—	(783,461)	(568,773)
Distributions	(6,370)	—	(1,630)	(8,000)
Net income	6,915	—	1,769	8,684

Balance at May 7, 2004	215,233	—	(783,322)	(568,089)
Transfer of interest	(215,233)	215,233	—	—
Distributions	—	(24,682)	(6,318)	(31,000)
Net income	—	23,485	6,012	29,497

Balance at December 31, 2004	—	214,036	(783,628)	(569,592)
Distributions		(17,516)	(4,483)	(21,999)
Net income		14,379	3,680	18,059

Balance at December 31, 2005	$—	210,899	(784,431)	(573,532)

See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)
Statements of Cash Flows
Years ended December 31, 2005, 2004, and 2003
(In thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income	$18,059	38,181	24,021
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from limited partnership interest in Station Venture Operations, LP	(83,902)	(104,285)	(90,142)
Distributions from limited partnership interest in Station Venture Operations, LP	85,784	107,830	88,778
Increase in accrued interest payable	—	—	181

Net cash provided by operating activities	19,941	41,726	22,838
Net cash flows from financing activities: Distributions	(21,999)	(39,000)	(37,000)

Increase (decrease) in cash and cash equivalents	(2,058)	2,726	(14,162)
Cash and cash equivalents at beginning of year	12,675	9,949	24,111

Cash and cash equivalents at end of year	$10,617	12,675	9,949

Supplemental cash flow information — cash paid for interest	$66,146	66,146	65,965
See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 31, 2005 and 2004
(Dollars in thousands)
(1)     Description of Business and Summary of Significant Accounting Policies
(a)     Description of Business
Station Venture Holdings LLC (the Company) is a Delaware limited liability company incorporated in 1998. At inception, the Company was initially owned 79.62% by Outlet Broadcasting, Inc. (Outlet), an indirect wholly owned subsidiary of National Broadcasting Company, Inc. (now known as NBC Universal, Inc.), which was an indirect wholly owned subsidiary of General Electric Company (GE), and 20.38% owned by LIN Television of Texas, LP (LIN-Texas), a wholly owned subsidiary of LIN Television (LIN TV). On May 7, 2004, Outlet’s 79.62% interest in the Company was transferred to NBC Telemundo License Co. (NBCTL-Co.), an indirect majority-owned subsidiary of GE. At December 31, 2005, NBCTL-Co. and LIN-Texas hold an interest in the Company of 79.62% and 20.38%, respectively. Voting control of the Company is shared equally between NBCTL-Co. and LIN TV.
The Company maintains a non-controlling 99.75% limited partnership interest in Station Venture Operations, LP (Station Venture Operations). Under the terms of the LLC agreement, the members of the Company have agreed to maintain certain cash levels to cover interest and principal payments. Furthermore, the Company is solely liable for any loan or related agreement, debt, obligation, or liability and no member is personally obligated, solely as result of being a member.
The Company shall exist until March 2, 2023, unless dissolved earlier.
Net earnings and losses from operations and distributions are allocated to the members in proportion to each member’s relative ownership interest. Gain or loss upon sale of the Company’s assets is to be allocated in a manner that will cause the members’ capital accounts to be in proportion to the members’ relative ownership percentages prior to distribution of the proceeds from the sale.
(b)     Cash and Cash Equivalents
Cash and cash equivalents consist of time deposits with original maturities of less than three months.
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
(c)     Limited Partnership Interest in Station Venture Operations, LP
The Company’s limited partnership interest in Station Venture Operations is a non-controlling investment and, accordingly, is accounted for by the equity method as NBCTL-Co. maintains all voting control in Station Venture Operations, subject to certain protective rights held by the Company. The Company regularly reviews its limited partnership interest in Station Venture Operations for impairment based on both quantitative and qualitative criteria that include the extent to which the carrying value exceeds its related market value, the duration of the market decline, its intent and ability to hold to maturity or until forecasted recovery and the financial health and specific prospects of Station Venture Operations.

STATION VENTURE HOLDINGS, LLC
Notes to Financial Statements — (Continued)
(Dollars in thousands)
(d)     Fair Value of Financial Instruments
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
(f)     Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles in the United States of America. Actual results could differ from those estimates.

(2)	Limited Partnership Interest in Station Venture Operations, LP
The Company maintains a 99.75% limited partnership interest in Station Venture Operations. Station Venture Operations consists of two television broadcasting stations serving the San Diego, California and Dallas-Ft. Worth, Texas areas. Initial capital contributions in the limited partnership totaled $254,222, of which $252,012 was contributed by the Company and $2,210 was contributed by NBCTL-Co.
Summarized balance sheet information for Station Venture Operations at December 31, 2005 and 2004 is as follows:

	2005	2004

Assets
Cash and cash equivalents	$5,448	$4,387
Accounts receivable, net and other	37,994	38,385
Property and equipment, net	25,041	26,340
Goodwill, net	186,169	186,169

	$254,652	$255,281

Liabilities and Partners’ Capital
Accounts payable and other	$7,518	$6,577
Due to affiliates, net	12,902	12,584
Partners’ capital	234,232	236,120

	$254,652	$255,281

Summarized statement of operations information for Station Venture Operations for each of the years in the three-year period ended December 31, 2005 is as follows:

STATION VENTURE HOLDINGS, LLC
Notes to Financial Statements — (Continued)
(Dollars in thousands)

	2005	2004	2003

Net revenue and other income	$160,817	$180,235	$159,634
Operating expenses	(76,705)	(75,690)	(69,266)

Net income	$84,112	$104,545	$90,368

Company’s share of net income	$83,902	$104,285	$90,142

(3)	Related-Party Note Payable
Related-party note payable at December 31, 2005 and 2004 is as follows:

	2005	2004

Note payable, dated March 2, 1998, to General Electric Capital Corp. (GECC), a wholly owned subsidiary of GE, interest payable quarterly through March 2, 2023, bearing interest at 8% until March 2, 2013 and thereafter at 9%; maturing on March 2, 2023	$815,500	$815,500

At December 31, 2005 and 2004, the related-party note payable of $815,500, due March 2023, represents long-term debt contributed by LIN-Texas upon formation of the Company. As of March 2, 2005, the seventh anniversary of the note origination date, the Company may, without penalty, prepay this note payable. The members of the Company have agreed to maintain certain cash levels to cover interest and principal payments. This note payable is guaranteed by LIN-Texas and contains standard representations, covenants, and events of default. Occurrence of any event of default allows GECC to increase the interest rate, accelerate payment of the loan and/or terminate future funding, in addition to the exercise of legal remedies, including foreclosing on collateral. Substantially all of the Company’s assets are pledged to GECC as collateral.
Interest expense totaled $66,146 for each of the years in the three-year period ended December 31, 2005. At December 31, 2005 and 2004, interest payable to GECC totaled $724.

(4)	Commitments and Contingencies
From time to time, the Company is subject to routine litigation incidental to its business. Management believes, based in part on the advice of legal counsel, that the results of pending legal proceedings will not materially affect the Company’s financial position, results of operations, or liquidity.

Schedule I — Condensed Financial Information of the Registrant
LIN TV Corp.
Condensed Balance Sheets

	December 31,

	2005	2004

	(In thousands, except
	share data)
Assets
Investment in wholly-owned subsidiaries	$838,426	$855,963

Total assets	$838,426	$855,963

Stockholders’ equity
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 28,562,583 and 26,946,183 shares at December 31, 2005 and 2004, respectively, issued and outstanding	286	269
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares and 23,508,119 shares at December 31, 2005 and 2004, respectively, issued and outstanding; convertible into an equal number of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at December 31, 2005 and 2004, issued and outstanding; convertible into an equal number of Class A common stock	—	—
Additional paid-in capital	1,081,481	1,071,816
Accumulated deficit	(227,908)	(201,767)
Accumulated other comprehensive loss	(15,668)	(14,590)

Total stockholders’ equity	$838,426	$855,963

LIN TV Corp.
Condensed Statements of Operations

	December 31,

	2005	2004	2003

	(In thousands, except share data)
Share of income (loss) in wholly-owned subsidiaries	$(26,141)	$(90,390)	$(90,390)

Net income (loss)	$(26,141)	$(90,390)	$(90,390)

Basic income (loss) per common share	$(0.51)	$1.85	$(1.81)
Diluted income (loss) per common share	$(0.51)	$1.64	$(1.81)
Weighted-average number of common shares outstanding used in calculating basic income (loss) per common share	50,765	50,309	49,993
Weighted-average number of common shares outstanding used in calculating diluted income (loss) per common share	50,765	54,056	49,993

LIN TV Corp.
Condensed Statements of Cash Flows

	December 31,

	2005	2004	2003

	(In thousands)
Operating activities:
Net income (loss)	$(26,141)	$93,038	$(90,390)
Share of income (loss) in wholly-owned subsidiaries	26,141	(93,038)	90,390

Net cash used in operating activities	—	—	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at the beginning of the period	—	—	—

Cash and cash equivalents at the end of the period	$—	$—	$—