Form 10-Q
period 2006-09-30
LIN TELEVISION CORP; LIN TV CORP
filed 2006-11-09
CIK 931058, 1166789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
This combined Form 10-Q is separately filed by (i) LIN TV Corp. and (ii) LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.
LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at November 3, 2006: 27,244,726 shares
LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at November 3, 2006: 23,502,059 shares.
LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at November 3, 2006: 2 shares.
LIN Television Corporation common stock, $0.01 par value, issued and outstanding at November 3, 2006: 1,000 shares.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
LIN TV CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2006	2005
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$18,994	$11,135
Accounts receivable, less allowance for doubtful accounts (2006 - $1,565; 2005 - $1,148)	91,278	85,575
Program rights	21,488	25,960
Other current assets	6,914	3,534

Total current assets	138,674	126,204
Property and equipment, net	226,644	237,676
Deferred financing costs	18,363	20,173
Equity investments	61,760	63,526
Program rights	24,100	7,307
Goodwill	536,407	623,383
Broadcast licenses and other intangible assets, net	1,110,856	1,308,598
Other assets	16,008	19,766

Total assets	$2,132,812	$2,406,633

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,100	$8,292
Accrued payroll and related costs	17,612	12,221
Accrued interest expense	15,619	6,553
Accrued sales volume discount	3,045	5,287
Other accrued expenses	23,716	11,259
Program obligations	28,529	30,375

Total current liabilities	98,621	73,987
Long-term debt	966,275	981,714
Deferred income taxes, net	348,685	439,619
Program obligations	27,592	7,343
Purchase price payable	52,250	—
Other liabilities	51,070	60,540

Total liabilities	1,544,493	1,563,203

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 179,322 shares issued and outstanding at September 30, 2006 and December 31, 2005	10,206	14,558

Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 29,038,372 shares at September 30, 2006 and 28,562,583 shares at December 31, 2005, issued and outstanding	290	286
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at September 30, 2006 and December 31, 2005, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at September 30, 2006 and December 31, 2005, respectively, issued and outstanding; convertible into an equal number of shares of Class A common stock	—	—
Treasury stock, 1,806,428 shares and 368,728 shares of class A common stock at September 30, 2006 and December 31, 2005, respectively, at cost	(18,005)	(4,777)
Additional paid-in capital	1,084,747	1,076,704
Accumulated deficit	(472,731)	(227,908)
Accumulated other comprehensive loss	(16,423)	(15,668)

Total stockholders’ equity	578,113	828,872

Total liabilities, preferred stock and stockholders’ equity	$2,132,812	$2,406,633

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.
Condensed Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	$115,753	$91,003	$331,972	$268,857

Operating costs and expenses:

Direct operating (excluding depreciation of $8.6 million and $6.6 million for the three months ended September 30, 2006 and 2005, respectively, and $27.9 million and $22.8 million for the nine months ended September 30, 2006 and 2005, respectively)	33,883	27,964	100,028	82,008
Selling, general and administrative	35,431	26,192	102,714	77,838
Amortization of program rights	7,421	6,833	22,475	19,222
Corporate	6,248	4,362	24,827	14,716
Impairment of broadcast licenses and goodwill	—	—	333,553	—
Depreciation and amortization of intangible assets	9,735	7,151	31,600	24,063

Total operating costs	92,718	72,502	615,197	217,847

Operating income (loss)	23,035	18,501	(283,225)	51,010

Other expense (income):
Interest expense, net	18,269	11,115	52,397	32,860
Share of income in equity investments	(696)	(410)	(1,705)	(2,119)
Minority interest in loss of Banks Broadcasting, Inc.	(161)	(96)	(4,352)	(382)
Gain on derivative instruments	(1,446)	(1,860)	(954)	(3,455)
Loss on extinguishment of debt	—	1,082	—	13,412
Other, net	(279)	95	4,860	261

Total other expense, net	15,687	9,926	50,246	40,577

Income (loss) before provision for (benefit from) income taxes	7,348	8,575	(333,471)	10,433
Provision for (benefit from) income taxes	3,495	4,789	(88,648)	6,872

Net income (loss)	$3,853	$3,786	$(244,823)	$3,561

Basic income (loss) per common share:

Net income (loss)	$0.08	$0.07	$(4.99)	$0.07

Weighted — average number of common shares outstanding used in calculating basic income (loss) per common share	48,944	50,702	49,049	50,632

Diluted income (loss) per common share:

Net income (loss)	$0.08	$0.07	$(4.99)	$0.07

Weighted — average number of common shares outstanding used in calculating diluted income (loss) per common share	48,999	50,801	49,049	50,731
The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN TV CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
	(In thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(244,823)	$3,561
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	31,600	24,063
Impairment of broadcast licenses and goodwill	333,553	—
Amortization of financing costs and note discounts	6,495	4,654
Amortization of program rights	22,475	19,222
Program payments	(23,055)	(21,545)
Program buyout payments related to acquisitions	—	(21,420)
Loss on extinguishment of debt	—	13,412
Gain on derivative instruments	(954)	(3,455)
Share of income in equity investments	(1,705)	(2,119)
Deferred income taxes, net	(89,830)	5,351
Stock-based compensation	7,076	1,873
Loss on investment in USDTV	5,000	—
Minority interest in Banks Broadcasting, Inc.	(4,352)	(382)
Other, net	(293)	1,198
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(6,120)	1,951
Other assets	(2,681)	(2,664)
Accounts payable	1,808	(1,398)
Accrued payroll and related costs	5,391	4,717
Accrued interest expense	9,066	2,748
Accrued sales volume discount	(2,242)	(2,538)
Other liabilities	7,822	(2,078)

Net cash provided by operating activities	54,231	25,151

INVESTING ACTIVITIES:
Capital expenditures	(9,384)	(8,581)
Capital contribution from minority interest in Banks Broadcasting, Inc.	—	550
Distributions from equity investments	3,871	3,464
Acquisition of broadcast licenses	—	(232)
Deposit on acquisition of business	(2,750)	(19,500)
Payments for business combinations	(3,003)	(85,000)
USDTV Investment and other investments	(2,304)	—
Other, net	—	(3,044)

Net cash used in investing activities	(13,570)	(112,343)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee stock plans	550	1,935
Proceeds from issuance of long-term debt	—	520,252
Long-term debt financing costs	(124)	(9,599)
(Payments on) proceeds from revolver debt	(20,000)	75,000
Principal payments on long-term debt	—	(494,940)
Treasury stock purchased	(13,228)	—
Cash expenses associated with early extinguishment of debt	—	(7,108)

Net cash (used in) provided by financing activities	(32,802)	85,540

Net increase (decrease) in cash and cash equivalents	7,859	(1,652)
Cash and cash equivalents at the beginning of the period	11,135	14,797

Cash and cash equivalents at the end of the period	$18,994	$13,145

The accompanying notes are an integral part of the condensed consolidated financial statement.

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
These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company filed audited consolidated financial statements for the year ended December 31, 2005 in its Annual Report on Form 10-K, which includes all such information and disclosures.
In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to summarize fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.
The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. (“Banks Broadcasting”), which owns and operates KSCW-TV, a CW affiliate in Wichita, Kansas, and KNIN-TV, a CW affiliate in Boise, Idaho. The Company consolidates the results of operations and financial condition of Banks Broadcasting in accordance with FIN 46R, “Consolidation of Variable Interest Entities (Revised December 2003) — an Interpretation of ARB No. 51” (“FIN 46R”). All intercompany transactions have been eliminated in consolidation. The resulting condensed consolidated balance sheet of the Company does not reflect any voting equity minority interest since Banks Broadcasting has incurred cumulative losses, and as such, the minority interest would be in a deficit position at September 30, 2006. Hicks Muse has a substantial economic interest in 21st Century Group, LLC, which owns 18% of the preferred stock of Banks Broadcasting. This constitutes a 36% interest in the preferred stock of Banks Broadcasting as it is reflected on the Company’s condensed consolidated balance sheets.
On July 26, 2006 the Company signed a definitive agreement to acquire the station operating assets, including the broadcast licenses and program rights and liabilities, of KASA-TV, the Fox affiliate in Albuquerque, New Mexico, from Raycom Media, Inc.(“Raycom”). The Company identified itself to be the primary beneficiary of this variable interest component of the purchase agreement. Although the acquisition is not expected to close until the first half of 2007, the Company has consolidated KASA’s assets and liabilities associated with the purchase agreement as of July 26, 2006 in accordance with FIN 46R.

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectibility of accounts receivable, mark-to-market of derivative instruments, valuation of intangible assets, deferred tax assets, share-based compensation, and net assets of businesses acquired. Actual results could differ from these estimates.
Note 2 — Stock-Based Compensation
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), effective October 1, 2005 and adopted the modified prospective application, which applies SFAS 123R to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date. Prior to October 1, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation as of September 30, 2005 (in thousands, except for per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$3,786	$3,561
Add: Stock-based employee compensation expense, included in reported net income, net of related tax effect	55	1,106
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(465)	(1,287)

Pro forma net income	$3,376	$3,380

Basic and diluted net income per common share, as reported	$0.07	$0.07
Basic and diluted net income per common share, pro forma	$0.07	$0.07
Options granted during the three and nine months ended September 30, 2006 were 1,032,116 and 1,482,485, respectively. Options granted during the three and nine months ended September 30, 2005 were 413,321 and 448,786, respectively. In connection with the retirement of the Company’s former Chief Executive Officer, the Company recorded a $7.1 million expense for the nine months ended September 30, 2006, including $1.5 million related to stock-based compensation.
Note 3 — Acquisitions
On July 26, 2006, the Company signed a definitive agreement to acquire the station operating assets, including the broadcast licenses, and program rights and liabilities of KASA-TV, the Fox affiliate in Albuquerque, New Mexico, from Raycom for $55.0 million in cash. The acquisition is expected to close during the first half of 2007 upon approval of the FCC. Prior to closing,

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
effective September 15, 2006, the Company began operating the station under a local marketing agreement (“LMA”).
As required under FIN 46R, the Company, as the primary beneficiary of KASA-TV, consolidated KASA-TV’s assets and liabilities into its financial statements effective July 26, 2006. Because the nature of the transaction is that of an asset purchase, in accordance with Statement of Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”), the purchase price was allocated to KASA-TV’s operating assets and liabilities to be acquired by the Company based on the preliminary estimates of fair value at July 26, 2006. A preliminary valuation was performed to assess the values of the assets and liabilities purchased, including property, plant and equipment, program rights and obligations and intangible assets and program rights liabilities. The allocation of the purchase price continues to be subject to adjustment upon final valuation of certain acquired assets and liabilities. The excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill in the amount of $9.9 million. The Company’s condensed consolidated balance sheet also reflects a purchase price payable in long-term liabilities of approximately $52.2 million representing the purchase price of $55.0 million net of a refundable deposit of $2.8 million paid during the third quarter of 2006.
On July 7, 2006, the Company completed an asset purchase agreement to acquire the remaining assets, including the FCC license, of WBPG-TV for $3.0 million from Emmis Communications (“Emmis”). The Company had been operating WBPG-TV under a local marketing agreement since November 30, 2005.
Acquisition Reserves In connection with the Company’s acquisition of five network-affiliated television stations from Emmis, the Company recorded $8.6 million in other accrued expenses and other liabilities relating to (a) employee severance costs and certain contractual costs as a result of the Company’s centralization of the master control operations of WLUK-TV, located in Green Bay, Wisconsin, and WTHI-TV, located in Terre Haute, Indiana, at the Company’s technology center in Indianapolis, Indiana, (b) transaction costs in connection with the acquisition and (c) the buy-out of certain operating agreements. In connection with the Company’s acquisition of two network-affiliated television stations from Viacom, Inc. (“Viacom”) on March 31, 2005, the Company recorded $1.6 million in other accrued expenses relating to (a) employee severance costs and certain contractual costs as a result of the Company’s centralization of the master control operations of WNDY-TV, located in Indianapolis, Indiana, and WWHO-TV, located in Columbus, Ohio, at the Company’s technology center in Indianapolis, Indiana, and (b) transaction costs in connection with the acquisitions. The following summarizes the activity related to the acquisition reserves for the nine months ended September 30, 2006 (in thousands):

		Balance as of			Balance as of
		December 31,			September 30,
	Acquisition Date	2005	Payments	Adjustments	2006
Acquisition of Sunrise Television Corp.	May 2, 2002	211	75	—	136
Stations acquired from Viacom	March 31, 2005	295	—	—	295
Stations acquired from Emmis	November 30, 2005	$7,910	$998	$(41)	6,871

		$8,416	$1,073	$(41)	$7,302

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
The employee severance costs were paid during the nine months ended September 30, 2006, and the operating agreement costs are expected to be paid through the year 2012.
Pro Forma: The results of the former Viacom, Emmis and Raycom stations are included in the condensed consolidated financial statements after March 31, 2005, November 30, 2005 and September 15, 2006, respectively. The following table sets forth the Company’s unaudited pro forma information as if the acquisitions had occurred on January 1, 2005 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited)	2006	2005	2006	2005
Net revenues	$118,946	$108,801	$341,784	$325,447
Operating income (loss)	23,306	21,825	(282,536)	57,746
Net income (loss)	3,509	3,736	(246,064)	814

Basic net income (loss) per common share, pro forma	$0.07	$0.07	$(4.92)	$0.02

Diluted net income (loss) per common share, pro forma	$0.07	$0.07	$(4.92)	$0.02
Note 4 — Investments
The Company has investments in joint ventures with third parties — primarily equity interests in television stations. The following presents the Company’s basis in these ventures (in thousands):

	September 30,	December 31,
	2006	2005
NBC Universal joint venture	$54,610	$54,803
WAND (TV) Partnership	6,645	8,595
Other	505	128

	$61,760	$63,526

Joint Venture with NBC Universal: The Company owns a 20.38% interest in Station Ventures Holdings, LLC, a joint venture with NBC Universal, and accounts for its interest using the equity method, as the Company does not have a controlling interest in the joint venture. The Company received distributions of $1.8 million and $0.4 million from the joint venture in the three months ended September 30, 2006 and 2005, respectively, and received distributions of $3.9 million and $3.5 million from the joint venture in the nine months ended September 30, 2006 and 2005, respectively.
The following presents the summarized financial information of the NBC Universal joint venture (in thousands):

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

	Three Months Ended		Nine Months Ended
	September 30,		June 30,
	2006	2005	2006	2005
Revenue	$19,360	$19,216	$67,207	$60,916
Other expense	16,301	16,401	49,154	49,634
Net income	3,059	2,815	18,053	11,282

	September 30,	December 31,
	2006	2005
Current assets	$11,417	$10,617
Non-current assets	230,536	232,075
Current liabilities	906	724
Non-current liabilities	815,500	815,500
The Company’s members’ deficit account reflected in the financial statements of Station Venture Holdings, LLC was $759.0 million as of September 30, 2006. The difference between the carrying value of the Company’s investment and this amount is a permanent accounting item and results from the valuation of this investment in connection with the formation of the Company in 1998.
WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest in the partnership. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company under this arrangement were $28,000 and $789,000 as of September 30, 2006 and December 31, 2005, respectively.
The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	$1,424	$1,612	$5,240	$4,757
Operating loss (1)	(819)	(506)	(6,940)	(580)
Net (loss) income	284	(491)	(5,828)	(542)

	September 30,	December 31,
	2006	2005
Current assets	$2,673	$2,398
Non-current assets	14,116	20,702
Current liabilities	1,174	1,276
Non-current liabilities	—	14

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(1)	An impairment charge of $5.9 million relating to the broadcast license of WAND-TV is included in the operating results for the nine months ended September 30, 2006. (Further information is contained in Note 5-Intangible Assets.)
Note 5 — Intangible Assets
The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	Estimated
	Remaining Useful	September 30,	December 31,
	Life (Years)	2006	2005
Amortizing Intangible Assets:
LMA purchase options	1	$4,212	$4,212
Network affiliations	1	1,753	1,753
Other intangibles	1-27	7,489	6,025
Accumulated amortization		(8,386)	(4,686)

		5,068	7,304

Indefinite-Lived Intangible Assets:
Broadcast licenses		1,105,788	1,301,294
Goodwill		536,407	623,383

		$1,642,195	$1,924,677

Goodwill		536,407	623,383
Broadcast licenses and other intangible assets, net		1,110,856	1,308,598

Total intangible assets		$1,647,263	$1,931,981

The following table summarizes the aggregate amortization expense for all periods presented as well as the estimated amortization expense for the next five years (in thousands):

	Three Months		Nine Months
	Ended September		Ended September		Estimated amortization expense
	30,		30,		For the year ended December 31,
	2005	2006	2005	2006	2006	2007	2008	2009	2010	Thereafter
Amortization expense	$1,158	$547	$3,700	$1,213	$1,244	$1,413	$219	$37	$36	$2,119
At September 30, 2006, LIN TV Corp’s class A common stock traded at a price that resulted in a market capitalization of $197.0 million less than the Company’s total stockholders’ equity as of September 30, 2006, and the Company’s market capitalization has been less than total stockholders’ equity since April 2005. Approximately $1.6 billion, or 77%, of the Company’s total assets as of September 30, 2006 consisted of unamortized or indefinite-lived intangible assets consisting primarily of broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires, among other things, the impairment testing of goodwill and broadcast licenses. The Company tested for impairments as of December 31, 2005 and recorded a goodwill impairment of $33.4 million. An analysis of the key assumptions used to determine the extent of any impairment and the sensitivity of the valuation models underlying these assumptions is presented in Note 6 of the Company’s consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
SFAS 142 requires that unamortized intangible assets be tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carry amount. As a result of the continued decline in the trading price of LIN TV Corp’s class A common stock, the departure of the Company’s former Chief Executive

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
Officer and the availability of updated market financial information, the Company tested its broadcast licenses and goodwill for impairments as of June 30, 2006. The Company used market information not available as of December 31, 2005 to calculate the fair value of the Company’s broadcast licenses and reporting units. As a result of this testing, the Company recorded an impairment loss of $333.6 million in the second quarter of 2006 that included a goodwill impairment of $95.3 million and a broadcast license impairment of $238.3 million relating to fifteen of the Company’s television stations.
If the Company were required to further write down intangible assets in future periods, it would reduce net income, which could have a material adverse effect on the results of operations, stockholders’ equity and the trading price of LIN TV Corp.’s class A common stock. The impairment tests as of June 30, 2006 used the same assumptions as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except that the discount rate used in determining the enterprise valuation was adjusted from 8% to 10%; market growth ranged from 0.7% to 4.7%; and operating profit margins ranged from 25.6% to 52.9%.
At September 30, 2006, the Company concluded that, as facts and circumstances had not changed significantly since June 30, 2006, another impairment test was not required.
Note 6 — Debt
Debt consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Credit Facility	$296,000	$316,000

6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes — Class B due 2013 (net of discount of $12,881 and $14,283 at September 30, 2006 and December 31, 2005, respectively)	177,119	175,717
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $6,844 and $10,003 at September 30, 2006 and December 31, 2005, respectively)	118,156	114,997

Total long-term debt	$966,275	$981,714

Note 7 — Related Party Transactions
Financial Advisory Agreement: Prior to November 1, 2005, the Company had been party to an agreement with an affiliate of Hicks Muse, which provided for reimbursement of certain expenses incurred in connection with certain financial consulting services. The Company incurred fees under this arrangement of $12,000 and $27,000 for the three and nine months ended September 30, 2005, respectively. The Financial Advisory Agreement was terminated on November 1, 2005 at no cost to the Company.
Centennial Cable of Puerto Rico: The Company is party to an agreement with Centennial Cable of Puerto Rico, in which Hicks Muse has a substantial economic interest. Centennial Cable provides advertising and promotional services to the Company. The Company recorded revenues of $48,000 and $409,000 and expenses of $68,000 and $434,000 under this arrangement for the

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
three months ended September 30, 2006 and 2005, respectively, and recorded revenues of $74,000 and $547,000 and expenses of $134,000 and $637,000 under this arrangement for the nine months ended September 30, 2006 and 2005, respectively.
Note 8 — Contingencies
GECC Note. General Electric Capital Corporation (“GECC”), a subsidiary of General Electric, provided debt financing in connection with the formation of the joint venture with NBC Universal, also a subsidiary of General Electric, in the form of an $815.5 million, 25-year, non-amortizing, senior secured note, bearing an initial interest rate of 8.0% per annum through March 3, 2013 and 9% thereafter (the “GECC note”). During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions of $33.5 million on average each year during the past three years to the Company and to NBC Universal from the excess cash generated by the joint venture. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company; however, the note is recourse to the joint venture with NBC Universal and is guaranteed by LIN TV Corp. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise recoup its principal from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:
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
Note 9 — Retirement Plans
The Company has a number of non-contributory defined benefit retirement plans covering certain of its employees in the United States and Puerto Rico. Contributions are based on periodic actuarial valuations and are charged to operations on a systematic basis over the expected average remaining service lives of current employees. The net pension expense is assessed in accordance with the advice of professionally qualified actuaries. The benefits under the defined benefit plans are based on years of service and compensation.
The components of the net periodic benefit cost recognized are as follows (in thousands):

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$625	$549	$1,875	$1,647
Interest cost	1,400	1,350	4,200	4,050
Expected return on plan assets	(1,475)	(1,435)	(4,425)	(4,305)
Amortization of prior service cost	30	30	90	90
Amortization of net loss	320	241	960	723

Net periodic benefit cost	$900	$735	$2,700	$2,205

The Company contributed $0.4 million and $1.2 million to the U.S. defined benefit plan during the three and nine months ended September 30, 2006, respectively, and expects to contribute a total of $1.6 million during 2006. The Company also maintains a non-qualified, unfunded Supplemental Excess Retirement Plan from which the Company paid out a total of $2,700 and $7,300 to retired employees during the three and nine months ended September 30, 2006, respectively.
Note 10 — Earnings per Share
Basic and diluted income per common share are computed in accordance with SFAS No. 128, “Earnings per Share.” Basic income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted income per common share for the three and nine months ended September 30, 2006, since potential common shares from the assumed conversion of contingently convertible debt was anti-dilutive, and therefore was excluded from the calculation. Options to purchase 1,757,440 million and 3,827,989 shares of common stock were outstanding as of September 30, 2006 and 2005, respectively, but were not included in the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive. Unvested restricted stock awards of 1,007,495 and 268,579 shares of common stock were outstanding as of September 30, 2006 and 2005, respectively, and are excluded from the basic common stock calculations and from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.
Following is a reconciliation of basic and diluted income per common share (in thousands, except per share amounts):

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

	Three Months Ended
	September 30,
	2006	2005
Numerator for income (loss) per common stock calculation:
Net income (loss) available to common shareholders, basic and diluted	$3,853	$3,786

Denominator for income (loss) per common stock calculation:
Weighted average common shares, basic	48,944	50,702
Effect of dilutive securities:
Stock options	55	99

Weighted average common shares, diluted	48,999	50,801

Basic income (loss) per common stock	$0.08	$0.07
Diluted income (loss) per common stock	$0.08	$0.07

	Nine Months Ended
	September 30,
	2006	2005
Numerator for income (loss) per common stock calculation:

Net income (loss) available to common shareholders, basic and diluted	$(244,823)	$3,561

Denominator for income (loss) per common stock calculation:
Weighted average common shares, basic	49,049	50,632
Effect of dilutive securities:
Stock options	—	99
Weighted average common shares, diluted	49,049	50,731

Basic income (loss) per common stock	$(4.99)	$0.07
Diluted income (loss) per common stock	$(4.99)	$0.07
Note 11 — Share Repurchase Program
On August 17, 2005, the Board of Directors of the Company approved a share repurchase program authorizing the repurchase of up to $200 million of LIN TV’s class A common stock. Share repurchases under the program may be made from time to time in the open market or in privately negotiated transactions. The Company repurchased 1,437,700 shares of its class A common stock for $13.2 million under the program during the six months ended June 30, 2006 and an aggregate of 1,806,428 shares of its class A common stock for $18.0 million since the inception of the program. The Company did not repurchase shares of its class A common stock during the third quarter of 2006.
Note 12 — Derivative Financial Instruments
Accounting Policy: In addition to the embedded derivative in the Company’s $125 million, 2.50% exchangeable senior subordinated debentures, the Company utilizes derivative financial instruments to reduce interest rate risks and does not hold or issue derivative financial instruments for trading purposes. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended in June 2000 by SFAS No. 137 and SFAS No. 138 (referred to hereafter as SFAS 133.) SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.
During the second quarter of 2006, the Company entered into a contract to hedge the variability in cash flow associated with $100 million of the Company’s credit facility. The interest payments under the Company’s credit facility term loans are based on LIBOR plus a margin. To protect its cash flows resulting from changes in interest rates, the Company entered into a $100 million notional principal interest rate swap that effectively converted the floating rate LIBOR-based payments to fixed payments at 5.33% plus the margin calculated under the credit facility agreement. This agreement expires in November 2011. In accordance with SFAS 133, as amended, the Company recorded a liability for the present value of the increase in interest over the remaining term of the credit facility agreement of approximately $1.3 million. This amount is reflected in other comprehensive income, net of $0.5 million in taxes, as the Company has designated the contract as a cash flow hedge. This amount will be released into earnings over the life of the swap agreement through periodic interest payments. The Company expects $0.1 million to be released into earnings over the next twelve months.
Note 13 — Comprehensive Income (Loss)
Comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss)	$3,853	$3,786	$(244,823)	$3,561
Other comprehensive (loss) income, net of tax:
Change in the fair market value of hedged items	(1,191)	—	(755)	—

Comprehensive income (loss)	$2,662	3,786	$(245,578)	$3,561

Note 14 — Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments,” which is effective for fiscal years beginning after September 15, 2006. This statement establishes accounting for certain derivatives embedded in other financial instruments; simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement also eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. The Company does not expect that the adoption of SFAS 155 will have a material impact on its condensed consolidated financial statements. The Company plans to adopt SFAS 155 effective January 1, 2007.
In February 2006, the FASB issued FASB Staff Position FAS 123(R)-4 (“FSP FAS 123R-4”), “Classification of Options and Similar Instruments Issued as Employee Compensation That

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position was effective upon the initial adoption of SFAS 123(R) which was adopted by the Company in the fourth quarter of 2005. FSP FAS 123R-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in FSP FAS 123R-4 amends paragraphs 32 and A229 of SFAS 123R. The adoption of FSP FAS 123R-4 does not have a material impact on the condensed consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets,” which is effective for fiscal years beginning after September 15, 2006. This statement requires an entity to recognize a servicing asset or servicing liability in certain situations when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits an entity to choose between two measurement methods for each class of separately recognized servicing assets and servicing liabilities: the amortization method or the fair value measurement method. The Company does not expect that the adoption of SFAS 156 will have a material impact on its condensed consolidated financial statements. The Company plans to adopt SFAS 156 effective January 1, 2007.
In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6 (“FSP FIN 46R-6”), “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R),” which is effective beginning the first day of the first reporting period beginning after June 15, 2006. FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The adoption of FSP FIN 46R-6 did not have a material impact on the Company’s condensed consolidated financial statements. The Company adopted SFAS 156 effective July 1, 2006.
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” which is effective with fiscal years beginning after December 15, 2006 for all companies. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Company is currently evaluating the impact that FIN 48 will have on its condensed consolidated financial statements. The Company will adopt FIN 48 effective January 1, 2007.
In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2006 for all companies. The objective of SFAS 157 is to define fair value, establish a framework for measuring fair value and expand disclosures concerning a company’s fair value measurements. The Company is currently evaluating the impact that SFAS 157 will have on its condensed consolidated financial statements. The Company will adopt SFAS 157 effective January 1, 2008.
In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132 R,” to achieve the objective of communicating in a clear and concise way

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
the under or over funded status of a company’s defined benefit postretirement plans. Phase I, requiring new reporting and disclosure requirements, is effective with fiscal years ending after December 15, 2006 and Phase II, requiring companies to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end consolidated balance sheet, is effective for fiscal years ending after December 15, 2008. Phase I requires a company to record the under or over funded status of a plan in its consolidated balance sheet as compared to current rules which require that the over or under funded status of a plan be shown only in the related notes to the financial statements. The disclosure requirements of Phase I state that the amounts related to pension and post retirement plan accounting be recorded in accumulated other comprehensive income and to provide additional disclosures regarding those items not yet recognized and those that will be recognized in the next 12 months. Phase II requires there be no gap in time between the date at which the plan’s assets and liabilities are measured and the date as of which a company is reporting. The Company is currently evaluating the impact that SFAS 158 will have on its condensed consolidated financial statements. The Company will adopt Phase I requirements of SFAS 158 effective December 15, 2006.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Application of Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financials”. SAB 108 is effective for fiscal years ending after November 15, 2006. The objective of SAB 108 is to eliminate diversity with respect to how a company quantifies an identified misstatement. As this statement does not address how the quantified misstatements should be evaluated for materiality, SAB 99, “Materiality,” which requires the consideration of both the quantitative and qualitative factors is still applicable. SAB 108 requires that when a company quantifies an identified misstatement, it must use both the rollover and the iron curtain methods, referred to as the “dual approach.” Additionally, SAB 108 requires that if an identified misstatement, once quantified and evaluated, is deemed material, the Company must quantify its impact on each of the prior years affected. If material to a prior year, restatement is required; but, if the impact is immaterial, the prior year information is required to be corrected the next time the financial statements are issued. In the year of adoption only, a company can aggregate all of its prior period misstatements and report as a cumulative effect. The Company is currently evaluating the impact that SAB 108 will have on its condensed consolidated financial statements. The Company will adopt SAB 108 in the fourth quarter of 2006.
In September 2006, the FASB issued FSP No. AUG AIR-1 (“FSP AUG AIR-1”), “Accounting for Planned Major Maintenance Activities,” which is effective with fiscal years beginning after December 15, 2006. In FSP AUG AIR-1, FASB announced its decision to prohibit companies from using the “accrue-in-advance” method of accounting for planned major maintenance activities. This method allows the recording of liabilities for planned expenditures prior to the occurrence of the expenditure. Presently, the Company does not use nor does it intend to use, the “accrue-in-advance” method of accounting for any of its planned major maintenance activities. Accordingly, the Company does not expect FSP AUG AIR-1 to have a material impact on its condensed consolidated financial statements. The Company will adopt FSP AUG AIR-1 effective January 1, 2007.
In October 2006, the FASB issued FASB Staff Position FAS 123(R)-5 (“FSP FAS 123R-5”), “Amendment of FSB Staff Position 123(R)-1”, which is effective January 1, 2007. FSP FAS 123R-5 amends paragraph 5 of FSP FAS 123R-1 by narrowing the definition of a modification to

LIN TV CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
a financial instrument by excluding modifications to an instrument when the holder is no longer an employee if certain criteria are met. The Company does not expect FSP FAS 123R-5 to have a material impact on its condensed consolidated financial statements. The Company will adopt FSP FAS 123R-5 effective January 1, 2007.
In October 2006, the FASB issued FASB Staff Position FAS 123(R)-6 (“FSP FAS 123R-6”), “Technical Corrections of FASB Statement No. 123 (R)”, which is effective December 31, 2006. This statement 1) exempts nonpublic entities from disclosing aggregate intrinsic value of outstanding fully vested share options and share options expected to vest, 2) changes the definition of short-term inducement to exclude an offer to settle an award and 3) revises two separate paragraphs relative to illustrations within SFAS 123(R). The Company does not expect FSP FAS 123R-6 to have a material impact on its condensed consolidated financial statements. The Company will adopt FSP FAS 123R-6 in the fourth quarter of 2006.
Note 15 — Subsequent Events
On October 19, 2006, the Company entered into an agreement to sell its Puerto Rico operations, including WAPA-TV, WJPX-TV and WAPA America, to InterMedia Partners VII, L.P., (“InterMedia”) for $130 million in cash, subject to certain closing adjustments.
The transaction is expected to close during the first half of 2007 and is subject to customary regulatory approvals, including requisite FCC approvals, as well as other customary closing conditions for similar transactions.

LINT TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of these forward-looking statements are based on estimates and assumptions made by our management that, although we believe them to be reasonable, they are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. Any of such estimates or statements may not be realized, and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include:
•	volatility and changes in our advertising revenues;

•	the outbreak and duration of hostilities or the occurrence of terrorist attacks and the duration and extent of network preemption of regularly scheduled programming and decisions by advertisers to withdraw or delay planned advertising expenditures as a result of military action or terrorist attacks;

•	restrictions on our operations due to, and the effect of, our significant leverage;

•	effects of complying with accounting standards, including with respect to the treatment of our intangible assets;

•	inability to consummate acquisitions on attractive terms;

•	increases in our cost of borrowings or inability or unavailability of additional debt or equity capital;

•	increased competition, including from newer forms of entertainment and entertainment media, or changes in the popularity or availability of programming;

•	increased costs, including increased capital expenditures as a result of necessary technological enhancements such as expenditures related to the transition to digital broadcasting, or acquisitions or increased programming costs;

•	effects of our control relationships, including the control that Hicks Muse and its affiliates have with respect to corporate transactions and activities we undertake;

•	adverse state or federal legislation or regulation or adverse determinations by regulators, including adverse changes in, or interpretations of, the exceptions to the FCC “duopoly” rule; and

•	changes in general economic conditions in the markets in which we compete.
Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any

LINT TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS-continued
revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Executive Summary
We are an owner and operator of 31 television stations in 18 mid-sized markets in the United States and Puerto Rico. Our operating revenues are derived from the sale of advertising time to local and national advertisers and, to a much lesser extent, from other broadcast-related activities, including compensation paid by networks for the broadcast of their programming and subscriber fees earned from fee-based television services.
We recorded net income of $3.9 million and $3.8 million for the three months ended September 30, 2006 and 2005, respectively, and recorded a net loss of $244.8 million and net income of $3.6 million for the nine months ended September 30, 2006 and 2005, respectively. The following are some of the key developments in our operations for the three and nine months ended September 30, 2006:
•	During our second quarter of 2006, we recorded an impairment loss of $333.6 million, comprised of a goodwill impairment of $95.3 million and a broadcast license impairment of $238.3 relating to 15 of our television stations in the second quarter of 2006. Approximately $1.6 billion, or 77%, of our total assets as of September 30, 2006 consisted of unamortized intangible assets. Intangible assets principally include broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires, among other things, the impairment testing of goodwill. If the fair value of these intangible assets decreased, we could be required to incur an impairment charge that could significantly adversely impact our reported results of operations and stockholders’ equity. Our common stock traded at a price that resulted in a market capitalization of $197.0 million less than total stockholders’ equity as of September 30, 2006 and our market capitalization has been less than total stockholders’ equity since April 2005. If we are required to record additional impairments of these intangible assets in future periods, it would reduce net income, which in turn could have a material adverse effect on the results of operations and the trading price of LIN TV Corp.’s class A common stock.

•	We repurchased 1,437,700 shares of common stock for approximately $13.2 million for the nine months ended September 30, 2006, pursuant to our board of directors’ approved stock repurchase program.

•	On July 12, 2006, we announced the appointment of Vincent L. Sadusky as President and Chief Executive Officer. In connection with the retirement of our former Chief Executive Officer, we recorded a $7.1 million expense, including $1.5 million of stock-based compensation, in the nine months ended September 30, 2006.

•	In the second quarter of 2006, we recorded an impairment of our entire investment in U.S. Digital Television Incorporated (“USDTV”), of $5.0 million which filed for bankruptcy protection on July 11, 2006.

•	On July 26, 2006, we signed an agreement to acquire the station assets and program right liabilities of KASA-TV, the Fox affiliate in Albuquerque, New Mexico from Raycom Media, Inc. (“Raycom”) for $55.0 million in cash. We plan to combine the operations of KASA-TV with our station KRQE-TV in the Albuquerque market.

LINT TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS-Continued
•	On July 7, 2006, we completed our acquisition of the assets of WBPG-TV for $3.0 million.
Industry Trends
The broadcast television industry relies primarily on advertising revenues and faces increased competition largely from the effects of new technologies. The following summarizes certain competitive forces and risks that may impact our future operating results.
•	Political revenues from elections and revenues from Olympic games, which generally occur in even years, create fluctuations in our operating results when comparing the third quarter and the first nine months September 30, 2006 with the same period of 2005. According to the Television Bureau of Advertising, U.S. television station advertising increased 6.7% during the third quarter of 2006 compared to the same period last year and 6.1% in the nine months ended September 30, 2006 compared to the same period last year. (source: Television Bureau of Advertising).

•	Automotive-related advertising represented approximately 25% of our total net revenues for each of the nine months ended September 30, 2006 and 2005. A significant change in these advertising revenues could materially affect our future results of operations.

•	On June 15, 2006, President George W. Bush signed the Broadcast Decency Enforcement Act into law. The new law substantially increases the maximum fine that the FCC can impose on TV and radio broadcasters from $32,500 to $325,000 per incident of indecent programming.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America.
The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where significant estimates are made include valuation of long-lived assets and intangible assets, network affiliations, deferred tax assets, revenue recognition, stock-based compensation, derivative instruments, allowance for doubtful accounts, amortization of program rights, collectibility of receivables, barter transactions and net assets of businesses acquired. These estimates have a material impact on our condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements” included in Item 7 and “Summary of Significant Accounting Policies” (Note 1) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2005. Since December 31, 2005, there have been no significant changes to our critical accounting policies.

LINT TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS-Continued
Off-Balance Sheet Arrangements
GECC Note
We have a guarantee of a note associated with our joint venture with NBC Universal. We have guaranteed a General Electric Credit Corporation’s $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9% per annum thereafter that was assumed by the NBC Universal joint venture in 1998. The guarantee would require us to pay any shortfall after the assets of the joint venture were liquidated in the case of a default. The cash flow generated by the joint venture has serviced the interest on the note and operational requirements of the joint venture since 1998 and has generated an average of $33.5 million in cash distributions over the last three years. We believe the fair value of the underlying assets of the joint venture is in excess of the carrying values of its assets or the GECC note.
Future Program Rights Agreements
We account for program rights and obligations in accordance with SFAS No. 63, “Financial Reporting by Broadcasters” (“SFAS 63”), which requires us to record program rights agreements on the first broadcast date of the program. We have commitments for future program rights agreements not recorded on our condensed consolidated balance sheet at September 30, 2006 of $41.8 million.
Subsequent Events
On October 19, 2006, the Company entered into an agreement to sell its Puerto Rico operations, including WAPA-TV, WJPX-TV and WAPA America, to InterMedia for $130 million in cash, subject to certain closing adjustments.
The transaction is expected to close during the first half of 2007 and is subject to customary regulatory approvals, including requisite FCC approvals, as well as other customary closing conditions for similar transactions.
Results of Operations
Set forth below are significant factors that contributed to our operating results for the three months ended September 30, 2006 and 2005, respectively, and the nine months ended September 30, 2006 and 2005, respectively.

LINT TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS-Continued

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2006	2005	Change	2006	2005	Change
National time sales (before agency commission)	$36,639	31,965	15%	$111,138	$95,581	16%
Local time sales (before agency commissions)	75,348	66,634	13%	234,942	196,357	20%
Political time sales (before agency commissions)	15,527	728	2033%	22,528	2,157	944%
Agency commissions (related to time sales)	(19,205)	(16,073)	19%	(55,933)	(47,322)	18%
Digital revenues	2,163	1,445	50%	6,052	4,162	45%
Network compensation	1,115	2,562	(56)%	2,417	8,163	-70%
Barter revenue	3,167	2,925	8%	8,273	7,249	14%
Other revenue	999	817	22%	2,555	2,510	2%

Net revenue	115,753	91,003	27%	331,972	268,857	24%

Operating costs and expenses:
Direct operating[1]	33,883	27,964	21%	100,028	82,008	22%
Selling, general and administrative	35,431	26,192	35%	102,714	77,838	32%
Amortization of program rights	7,421	6,833	9%	22,475	19,222	17%
Corporate	6,248	4,362	43%	24,827	14,716	69%
Impairment of broadcast licenses and goodwill	—	—		333,553	—
Depreciation and amortization of intangible assets	9,735	7,151	36%	31,600	24,063	31%

Total operating costs and expenses	92,718	72,502	28%	615,197	217,847	182%

Operating income (loss)	23,035	18,501	25%	(283,225)	51,010	-655%

[1]	Excluding depreciation of $8.6 million and $6.6 million for the three months ended September 30, 2006 and 2005, respectively, and excluding depreciation of $27.9 million and $22.8 million for the nine months ended September 30, 2006 and 2005, respectively.
Net revenues consist primarily of national, local and political airtime sales, net of sales adjustments and agency commissions. Additional, but less significant, amounts are generated from network compensation, internet revenues, barter revenues, production revenues, tower rental income and carriage or retransmission agreements.
Net revenues increased $24.8 million or 27% for the three months ended September 30, 2006, compared to the same period last year, which was primarily the result of $19.6 million of net revenues generated by the stations we acquired in 2005. In addition, political time sales at stations, which we owned for the entirety of 2005, increased $11.1 million. This was partly offset by decreases as follows: $3.7 million in local time sales, $1.5 million in national time sales and $1.4 million in network compensation. Political revenues are expected to increase substantially in the fourth quarter of 2006, as it is an election year in most of our markets.
Net revenues increased $63.1 million or 23% for the nine months ended September 30, 2006, compared to the same period last year, which was primarily the result of $57.8 million of net revenues generated by the stations we acquired in 2005. In addition, at stations which we owned for the entirety of 2005, political time sales increased $14.8 million offset partly by a decrease in network compensation of $5.7 million and a decrease in national time sales of $3.7 million.

LINT TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS-Continued
Operating Costs and Expenses
Direct operating expenses (excluding depreciation and amortization of intangible assets), consisting primarily of news, engineering, programming and music licensing costs, increased $5.9 million, or 21%, for the three months ended September 30, 2006 compared to the same period last year. This increase is primarily due to acquisitions that added $5.0 million in additional operating expenses.
Direct operating expenses (excluding depreciation and amortization of intangible assets), increased $18.0 million, or 22%, for the nine months ended September 30, 2006 compared to the same period last year. This increase is primarily due to acquisitions that added $15.6 million in additional operating expenses, employee compensation costs of $1.2 million (including a $0.9 million increase in stock-based compensation costs) and utility costs of $0.8 million.
Selling, general and administrative expenses, consisting primarily of employee salaries, sales commissions and other employee benefit costs, advertising and promotional expenses, increased $9.2 million, or 35%, for the three months ended September 30, 2006 compared to the same period last year. This increase is primarily due to $5.7 million in increased costs due to acquisitions, contractual costs of $1.5 million and employee compensation and benefit costs of $1.7 million (including stock-based compensation costs of $0.3 million).
Selling, general and administrative expenses increased $24.9 million, or 32%, for the nine months ended September 30, 2006 compared to the same period last year. This increase is primarily due to $17.1 million in increased costs as a result of acquisitions, contractual costs of $2.8 million, employee compensation and benefit costs of $2.9 million, network affiliation costs of $2.1 million, and stock-based compensation costs of $1.1 million.
Amortization of program rights represents costs associated with the acquisition of syndicated programming, features and specials. Amortization of program rights increased $0.6 million, or 9%, for the three months ended September 30, 2006 compared to the same period last year. This increase is a result of acquisitions that added $1.7 million in additional program amortization costs offset by general decreases at our other stations.
Amortization of program rights increased $3.3 million, or 17%, for the nine months ended September 30, 2006 compared to the same period last year. This increase is primarily due to increased costs as a result of acquisitions that added $5.3 million of additional program amortization costs offset by general decreases at our other stations.
Corporate expenses, consisting of costs associated with the centralized management of our stations, increased $1.9 million or 43% for the three months ended September 30, 2006. This increase is primarily a result of $0.9 million in increased stock-based compensation, $0.3 million due to increases in compensation and employee benefit costs and $0.2 million in increased legal costs.
Corporate expenses increased $10.1 million or 69% for the nine months ended September 30, 2006 compared to the same period last year primarily due to severance costs of $5.6 million, excluding $1.5 million of stock-based compensation, related to the July 2006 retirement of our former Chief Executive Officer and to other stock-based compensation costs of $4.8 million.
Depreciation and amortization of intangible assets increased $2.6 million, or 36%, for the three months ended September 30, 2006 compared to the same period last year and increased $7.5 million, or 31% for the nine months ended September 30, 2006. This increase is primarily due to acquisitions which increased depreciation and amortization by $2.5 million for the three

LINT TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS-Continued
months ended September 30, 2006 and $7.7 million for the nine months ended September 30, 2006.
Impairment of broadcast licenses and goodwill. At September 30, 2006, our class A common stock traded at a price that resulted in a market capitalization of $197.0 million less than our total stockholders’ equity as of September 30, 2006, and our market capitalization has been less than total stockholders’ equity since April 2005. Approximately $1.6 billion, or 77%, of our total assets as of September 30, 2006 consisted of unamortized or indefinite-lived intangible assets consisting primarily of broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires, among other things, the impairment testing of goodwill and broadcast licenses. We tested for impairments as of December 31, 2005 and recorded a goodwill impairment of $33.4 million. An analysis of the key assumptions used to determine the extent of any impairment and the sensitivity of the valuation models underlying these assumptions is presented in Note 6 of our consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2005.
SFAS 142 requires that unamortized intangible assets be tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carry amount. As a result of the continued decline in the trading price of our class A common stock, the departure of our former Chief Executive Officer and the availability of updated market financial information, we tested our broadcast licenses and goodwill for impairments as of June 30, 2006. We used market information not available as of December 31, 2005 to calculate the fair value of our broadcast licenses and reporting units. As a result of this testing, we recorded an impairment loss of $333.6 million in the second quarter of 2006 that included a goodwill impairment of $95.3 million and a broadcast license impairment of $238.3 million relating to fifteen of our television stations.
If we were required to further write down intangible assets in future periods, it would reduce net income, which could have a material adverse effect on the results of our operations, stockholders’ equity and the trading price of our class A common stock.
The impairment tests as of June 30, 2006 used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except that the discount rate used in determining the enterprise valuation was adjusted from 8% to 10%; market growth ranged from 0.7% to 4.7%; and operating profit margins ranged from 25.6% to 52.9%.
At September 30, 2006, we concluded that, as facts and circumstances had not changed significantly since June 30, 2006, another impairment test was not required.

LINT TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS-Continued
Other (Income) Expense
Interest expense
The following table summarizes our total interest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Components of interest expense, including discount and financing fee amortization:
Credit facility	$6,495	$2,785	$16,967	$7,549
6 1/2% Senior Subordinated Notes	6,337	6,334	19,078	18,206
6 1/2% Senior Subordinated Notes-Class B	3,681	69	11,073	69
2.50% Exchangeable Senior Subordinated Debentures	1,888	1,888	5,638	5,654
8% Senior Notes		—	—	1,501
Other interest (income) expense, net	(132)	39	(359)	(119)

Total interest expense, net	$18,269	$11,115	$52,397	$32,860

Interest expense, net increased $7.2 million, or 64%, for the three months ended September 30, 2006 compared to the same period last year due to higher outstanding borrowings and higher average interest rates on our credit facility as a result of the television stations acquired in 2005 and a higher average interest rate on our credit facility during the three months ended September 30, 2006. Interest expense, net increased $19.5 million, or 60%, for the nine months ended September 30, 2006 compared to the same period last year due to higher outstanding borrowings and a higher average interest rate on our credit facility.
Gain on derivative instruments consists of mark-to-market adjustments of the embedded derivative features contained in our 2.50% Exchangeable Senior Subordinated Debentures and an interest rate swap arrangement that we entered into during the second quarter of 2005. We used an interest rate swap arrangement, not designated as a hedging instrument under SFAS No. 133, “Accounting for Derivative and Hedging Activities,” as amended, to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. We recorded a gain on derivative instruments of $1.5 million for the three months ended September 30, 2006, attributable to a gain of $0.1 million on the sale of the interest rate swap agreement and a $1.4 million gain on the fair valuation of the derivative instruments, compared to a gain of $1.9 million for the three months ended September 30, 2005 due to fluctuations in forecasted market interest rates. For the nine months ended September 30, 2006, we recorded a gain on derivative instruments of $1.0 million, which consisted of a gain on the sale of the interest rate swap agreement of $2.8 million and a loss of $1.8 million on the fair valuation of the derivative instruments compared to a gain on derivative instruments of $3.5 million for the nine months ended September 30, 2005 due to fluctuations in forecasted market interest rates.
We entered into a new interest rate swap agreement during the second quarter of 2006 to hedge the variability in cash flow associated with $100 million of our credit facility, which effectively converted the floating rate LIBOR-based payments under this portion of the facility to fixed payments. We designated this interest rate swap agreement as a hedging instrument under SFAS 133.
Other Items. We recorded net income of $3.9 million for the three months ended September 30, 2006 as compared to net income of $3.8 million for the three months ended September 30, 2005. The increase in net income is a result of the increase in net revenues offset by increases in

LINT TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS-Continued
operating costs and interest expense. The net loss of $244.8 million for the nine months ended September 30, 2006 compared to net income of $3.6 million for the nine months ended September 30, 2005 was primarily due to the impairment loss related to broadcast licenses and goodwill.
Provision for Income Taxes decreased $1.3 million to $3.5 million for the three months ended September 30, 2006 compared to a provision for income taxes of $4.8 million for the three months ended September 30, 2005, due primarily to a decrease in the taxable income related to our Puerto Rico operations. The benefit from income taxes increased $95.5 million to $88.6 million for the nine months ended September 30, 2006 compared to a provision for income taxes of $6.9 million for the nine months ended September 30, 2005, due primarily to deferred tax assets arising from the impairment of goodwill and broadcast licenses. Our annual effective income tax rate was 26.2% and 45.7% for the nine months ended September 30, 2006 and 2005, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily a result of the impairment of goodwill and broadcast licenses in the second quarter of 2006.
Liquidity and Capital Resources
Our principal sources of funds for working capital have historically been cash from operations, the issuance of debt securities and borrowings under our credit facility. At September 30, 2006, we had cash of $19.0 million and a $275.0 million committed revolving credit facility, of which $21.0 million was outstanding at September 30, 2006, with $254.0 million committed, but undrawn.
Description of Indebtedness
The following summarizes our indebtedness (in thousands):

	September 30,	December 31,
	2006	2005
Credit Facility	$296,000	$316,000
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000 6 1/2% Senior Subordinated Notes due 2013 - Class B (net of discount of $12,881 and $14,283 at September 30, 2006 and December 31, 2005, respectively)	177,119	175,717
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $6,844 and $10,003 at September 30, 2006 and December 31, 2005, respectively)	118,156	114,997

Total long-term debt	$966,275	$981,714

Our revolving credit facility may be used for general corporate purposes, acquisitions of certain assets and share repurchases. The credit facility permits us to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time.
Our credit facility contains covenants that, among other things, restrict the ability of our subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the businesses conducted by them, make capital expenditures, or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We are required, under the terms of our credit facility, to comply with specified financial ratios, including minimum interest coverage ratio and a maximum leverage ratio. We are in compliance with the covenants under the credit facility.

LINT TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS-Continued
The credit facility also contains provisions that prohibit any modification of the indentures governing our senior subordinated notes in any manner adverse to the lenders and that limit our ability to refinance or otherwise prepay our senior subordinated notes without the consent of such lenders.
Our 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes — Class B each bear interest at the rate of 6.5% per annum, payable semi-annually in arrears, with a final maturity date of May 15, 2013. Our 2.50% Exchangeable Senior Subordinated Debentures bear interest at the rate of 2.50% per annum, payable semi-annually in arrears, with a final maturity date of May 15, 2033. The holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to repurchase all or a portion of the debentures on each of the following dates: May 15, 2008, 2013, 2018, 2023 and 2028.
Our 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and our 2.50% Exchangeable Senior Subordinated Debentures are unsecured and are subordinated in right of payment to amounts owed under our credit facility.
The indentures governing the 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and 2.50% Exchangeable Senior Subordinated Debentures contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also contain change of control provisions that may require us to purchase all or a portion of each of our 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes – Class B at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest, and our 2.50% Exchangeable Senior Subordinated Debentures at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest.
Contractual Obligations
The following table summarizes our estimated material contractual cash obligations at September 30, 2006 (in thousands):

	October -
	December
	2006	2007-2008	2009-2011	Thereafter	Total
Principal payments and mandatory redemptions on debt (1)	$—	$51,563	$244,437	$690,000	$986,000
Cash interest on debt (2)	16,416	118,406	150,247	125,458	410,527
Program payments (3)	12,633	50,647	30,644	4,017	97,941
Operating leases (4)	1,452	3,063	1,781	1,472	7,768
Operating agreements (5)	5,321	18,293	6,922	1,075	31,611
Local marketing agreement payments (6)	2,012	33	—	—	2,045
Acquisitions of broadcast licenses and operating assets (7)		52,250	—	—	52,250

Total	$37,834	$294,255	$434,031	$822,022	$1,588,142

LINT TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS-Continued

(1)	We are obligated to repay the revolving portion of our credit facility on November 4, 2011. We are required to make mandatory payments on our term loans in the amount of $10.3 million per quarter starting December 31, 2007 and additional payments based on certain debt transactions or the disposal of certain assets. We are obligated to repay the remaining balance of our term loans on November 4, 2011. We are obligated to pay our 6 1/2% Senior Subordinated Notes and our 6 1/2% Senior Subordinated Notes — Class B in May 2013 and our 2.50% Exchangeable Senior Subordinated Debentures in May 2033. The holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to purchase all or a portion of the debentures on each of the following dates: May 15, 2008, 2013, 2018, 2023 and 2028.

(2)	We have contractual obligations to pay cash interest on our credit facility through 2011, our 6 1/2% Senior Subordinated Notes and our 6 1/2% Senior Subordinated Notes — Class B through 2013, and our 2.50% Exchangeable Senior Subordinated Debentures through 2033. We may pay contingent interest to holders of the debentures during any six-month period commencing May 15, 2008, if the average trading price of the debentures for a five trading day measurement period immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the debentures. The contingent interest equals 0.25% per annum per $1,000 principal amount of debentures. In addition, we are obligated to pay commitment fees of 0.25% to 0.50% on the unused portion of the revolving credit facility based on obtaining certain debt ratios.

(3)	We have entered into commitments to purchase future syndicated news, entertainment, and sports programming. We have recorded $56.1 million of program obligations as of September 30, 2006 and have unrecorded commitments of $41.8 million for programming that is not available to air as of September 30, 2006.

(4)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(5)	We have entered into operating agreements for ratings services, news services, software maintenance, equipment maintenance and other services related to the routine operation of our television stations.

(6)	We have entered into local marketing agreements to operate KNVA-TV, WNAC-TV, and KASA-TV for a fixed amount totaling $1.1 million as of September 30, 2006. The local marketing agreement to operate KASA-TV is for fixed monthly licensee fee of $366,667, effective through our acquisition of KASA-TV which is expected during the fourth quarter. For purposes of this table, we assumed the acquisition to be effective at the end of our fourth quarter.

(7)	We have entered into option agreements that would enable us to purchase KNVA-TV and WNAC-TV for a fixed amount under certain conditions in which we are committed to pay minimum future fees totaling $0.9 million as of September 30, 2006. We have also entered into an asset purchase agreement to acquire KASA-TV for a remaining $52.2 million, ($55.0 million net of a refundable deposit of $2.8 million paid during the third quarter of 2006). The transaction is expected to close during the first half of 2007 upon approval of the FCC.
Net cash provided by operating activities was $54.2 million and $25.2 million for the nine months ended September 30, 2006 and 2005, respectively. The $29.0 million increase in cash provided was primarily due to an increase of $41.2 million in net loss (income) after adding back

LINT TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS-Continued
non cash items, and $13.0 million in cash provided from changes in operating assets and liabilities. The changes in operating assets and liabilities were primarily from an increase in accrued interest as a result of increased borrowings and higher average interest rates on our credit facility, an increase in accounts payable due to timing issues and an increase in other liabilities. The increase in other liabilities compared to the same period last year is due to increases in prepaid advertisements related to the high volume of ads, political and other, scheduled to be run during in the fourth quarter of 2006 and an increase in the liabilities related to the timing of recognizing program rights payments offset by cash used in funding increases in accounts receivable.
Net cash used in investing activities was $13.6 million and $112.3 million for the nine months ended September 30, 2006 and 2005, respectively. This change was primarily the result of increased acquisition activity in the prior period as compared to the nine months ended September 30, 2006.
Net cash used in financing activities was $32.8 million for the nine months ended September 30, 2006 due to $20.0 million in payments made on our revolving debt and $13.2 million for repurchases of our class A common stock. Net cash provided by financing activities was $85.5 million for the nine months ended September 30, 2005. This increase is the result of the proceeds from the issuance of our long-term debt of $520.3 million, consisting of $170.0 million from our credit facility and an additional $175.0 million and $175.3 million from the issuance of our 6 1/2% Senior Subordinated Notes and our 6 1/2% Senior Subordinated Notes — Class B, respectively. This increase was offset by an increase in our principal payments on long-term debt of $494.9 million in the nine months ended September 30, 2005 due to the repayment of $166.4 million of our 8% Senior Notes, $158.5 million of amounts owed under our prior credit facility and $170.0 million of the term loan portion of our credit facility.
We consummated a new credit facility on November 4, 2005 that included a $275.0 million term and a $275.0 million revolving credit facility both of which mature in 2011. The proceeds of the credit facility was used to complete the purchase of the Emmis stations during the fourth quarter of 2005 and to repay the balance on the existing credit facility.
Based on the current level of our operations and anticipated future growth, both internally generated as well as through acquisitions, we believe that our cash flows from operations, together with available borrowings under our credit facility, will be sufficient to meet our anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for at least the next twelve months.
Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments,” which is effective for fiscal years beginning after September 15, 2006. This statement establishes accounting for certain derivatives embedded in other financial instruments; simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement also eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. We do not expect that the adoption

LINT TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS-Continued
of SFAS 155 will have a material impact on our condensed consolidated financial statements. We plan to adopt SFAS 155 effective January 1, 2007.
In February 2006, the FASB issued FASB Staff Position FAS 123(R)-4 (“FSP FAS 123R-4”), “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position was effective upon the initial adoption of SFAS 123(R) which was adopted by the Company in the fourth quarter of 2005. FSP FAS 123R-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in FSP FAS 123R-4 amends paragraphs 32 and A229 of SFAS 123R. The adoption of FSP FAS 123R-4 does not have a material impact on our condensed consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets,” which is effective for fiscal years beginning after September 15, 2006. This statement requires an entity to recognize a servicing asset or servicing liability in certain situations when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits an entity to choose between two measurement methods for each class of separately recognized servicing assets and servicing liabilities: the amortization method or the fair value measurement method. We do not expect that the adoption of SFAS 156 will have a material impact on its condensed consolidated financial statements. We plan to adopt SFAS 156 effective January 1, 2007.
In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6 (“FSP FIN 46R-6”), “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R),” which is effective beginning the first day of the first reporting period beginning after June 15, 2006. FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The adoption of FSP FIN 46R-6 did not have a material impact on our condensed consolidated financial statements. The Company adopted SFAS 156 effective July 1, 2006.
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” which is effective with fiscal years beginning after December 15, 2006 for all companies. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. We are currently evaluating the impact that FIN 48 will have on our condensed consolidated financial statements. We will adopt FIN 48 effective January 1, 2007.
In September 2006, the FASB issued SFAS No. 157, (“SFAS 157”), “Fair Value Measurements which is effective for fiscal years beginning after November 15, 2006 for all companies. The objective of SFAS 157 is to define fair value, establish a framework for measuring fair value and expand disclosures concerning a company’s fair value measurements. We are currently evaluating the impact that SFAS 157 will have on our condensed consolidated financial statements. We will adopt SFAS 157 effective January 1, 2008.

LINT TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS-Continued
In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132 R,” to achieve the objective of communicating in a clear and concise way the under or over funded status of a company’s defined benefit postretirement plans. Phase I, requiring new reporting and disclosure requirements, is effective with fiscal years ending after December 15, 2006 and Phase II, requiring companies to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end consolidated balance sheet, is effective for fiscal years ending after December 15, 2008. Phase I requires a company to record the under or over funded status of a plan in its consolidated balance sheet as compared to current rules which require that the over or under funded status of a plan be shown only in the related notes to the financial statements. The disclosure requirements of Phase I state that the amounts related to pension and post retirement plan accounting be recorded in accumulated other comprehensive income and to provide additional disclosures regarding those items not yet recognized and those that will be recognized in the next 12 months. Phase II requires there be no gap in time between the date at which the plan’s assets and liabilities are measured and the date as of which a company is reporting. We are currently evaluating the impact that SFAS 158 will have on our condensed consolidated financial statements. We will adopt Phase I requirements of SFAS 158 effective December 15, 2006.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Application of Staff Accounting Bulletin No. 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financials.” SAB 108 is effective for fiscal years ending after November 15, 2006. The objective of SAB 108 is to eliminate diversity with respect to how a company quantifies an identified misstatement. As this statement does not address how the quantified misstatements should be evaluated for materiality, SAB 99 “Materiality,” which requires the consideration of both the quantitative and qualitative factors is still applicable. SAB 108 requires that when a company quantifies an identified misstatement, it must use both the rollover and the iron curtain methods, referred to as the “dual approach.” Additionally, SAB 108 requires that if an identified misstatement, once quantified and evaluated, is deemed material, a company must quantify its impact on each of the prior years affected. If material to a prior year, restatement is required; but, if the impact is immaterial, the prior year information is required to be corrected the next time the financial statements are issued. In the year of adoption only, a company can aggregate all of its prior period misstatements and report as a cumulative effect. We are currently evaluating the impact that SAB 108 will have on our condensed consolidated financial statements. We will adopt SAB 108 in the fourth quarter of 2006.
In September 2006, the FASB issued FSP No. AUG AIR-1 (“FSP AUG AIR-1”), “Accounting for Planned Major Maintenance Activities,” which is effective with fiscal years beginning after December 15, 2006. In FSP AUG AIR-1, FASB announced its decision to prohibit companies from using the “accrue-in-advance” method of accounting for planned major maintenance activities. This method allows the recording of liabilities for planned expenditures prior to the occurrence of the expenditure. Presently, we do not use nor do we intend to use, the “accrue-in-advance” method of accounting for any of our planned major maintenance activities. Accordingly, we do not expect FSP AUG AIR-1 to have an impact on our condensed consolidated financial statements. We will adopt FSP AUG AIR-1 effective January 1, 2007. In October 2006, the FASB issued FASB Staff Position FAS 123(R)-5 (“FSP FAS 123R-5”), “Amendment of FSB Staff Position 123(R)-1” which is effective January 1, 2007. FSP FAS 123R-5 amends paragraph 5 of FSP FAS 123R-1 by narrowing the definition of a modification to

LINT TV CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS-Continued
a financial instrument by excluding modifications to an instrument when the holder is no longer an employee if certain criteria are met. We do not expect FSP FAS 123R-5 to have a material impact on our condensed consolidated financial statements. We will adopt FSP FAS 123R-5 effective January 1, 2007.
In October 2006, the FASB issued FASB Staff Position FAS 123(R)-6 (“FSP FAS 123R-6”), “Technical Corrections of FASB Statement No. 123 (R)”, which is effective December 31, 2006. This statement 1) exempts nonpublic entities from disclosing aggregate intrinsic value of outstanding fully vested share options and share options expected to vest, 2) changes the definition of short-term inducement to exclude an offer to settle an award and 3) revises two separate paragraphs relative to illustrations within SFAS 123(R). We do not expect FSP FAS 123R-6 to have a material impact on our condensed consolidated financial statements. We will adopt FSP FAS 123R-6 in the fourth quarter of 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates principally with respect to our credit facility, which is priced based on certain variable interest rate alternatives. There was approximately $296.0 million outstanding as of September 30, 2006 under our credit facility.
Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical one percent increase in the floating rate used as the basis for the interest charged on the credit facility as of September 30, 2006 would result in an estimated $2.0 million increase in annualized interest expense assuming a constant balance outstanding of $296.0 million less the notional amount of $100.0 million covered with the interest rate swap agreement.
Our 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The value of these features on issuance of the debentures was $21.1 million. This amount was recorded as an original issue discount, and is being accreted through interest expense over the period to May 2008. The derivative features embedded in our 2.50% Exchangeable Senior Subordinated Debentures and our interest rate swap agreement are recorded at fair market value in the line item “Other liabilities” in our condensed consolidated balance sheet.
We have recorded to earnings a $1.5 million gain on derivative instruments in connection with the mark-to-market of these derivative instruments for the three months ended September 30, 2006 compared to a $1.9 million gain for the same period last year and a $1.0 million gain on derivative instruments in connection with the mark-to-market of these derivative instruments for the nine months ended September 30, 2006 compared to a $3.5 million gain for the same period last year.
We are also exposed to market risk related to changes in the interest rates through our investing activities. With respect to borrowings, our ability to finance future acquisition transactions may be adversely affected if we are unable to obtain appropriate financing at acceptable rates.
As of September 30, 2006, we were party to an interest rate swap agreement that has been designated as a hedging instrument under SFAS No. 133, in the notional amount of $100.0 million to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. As of September 30, 2006, in accordance with SFAS 133, as amended, we recorded a liability for the present value of the increase in interest over the remaining term of the credit facility agreement of approximately $1.3 million. This amount is reflected in other comprehensive income, net of $0.5 million in taxes, as we have designated the contract as a cash flow hedge. This amount will be released into earnings over the life of the swap agreement through periodic interest payments. The Company expects $0.1 million to be released into earnings over the next twelve months.
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer, who is also the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2006 the Company’s Chief Executive Officer, who is also the Chief Financial Officer, concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II: Other Information
Item 1. Legal Proceedings
We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
We have a material amount of intangible assets, and if we are required to write down intangible assets in future periods, it would reduce net income, which in turn could materially and adversely affect the results of operations and the trading price of LIN TV Corp.’s class A common stock.
A substantial percentage of our total assets consists of intangible assets, primarily comprised of broadcast licenses and goodwill. Current accounting standards require, among other things, the periodic impairment testing of goodwill and broadcast licenses. In the past and for the current financial statement period, we have been required to record impairments to our intangible assets, and we may be required to do so further in the future.
Approximately $1.6 billion, or 77%, of our total assets as of September 30, 2006 consisted of unamortized or indefinite-lived intangible assets, primarily comprising broadcast licenses and goodwill. At September 30, 2006, LIN TV Corp’s class A common stock traded at a price that resulted in a market capitalization of $197 million less than our total stockholders’ equity as of September 30, 2006, and our market capitalization has been less than total stockholders’ equity since April 2005. We tested for impairments as of December 31, 2005 and recorded a goodwill impairment of $33.4 million. An analysis of the key assumptions used to determine the extent of any impairment and the sensitivity of the valuation models underlying these assumptions is presented in Note 6 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.
SFAS 142 requires that unamortized intangible assets be tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carry amount. As a result of the continued decline in the trading price of LIN TV Corp’s class A common stock, the departure of our former Chief Executive Officer and the availability of updated market financial information, we tested our broadcast licenses and goodwill for impairments as of June 30, 2006. We used market information not available as of December 31, 2005 to calculate the fair value of our broadcast licenses and reporting units. As a result of this testing, we recorded an impairment loss of $333.6 million for the three months and six months ended June 30, 2006, consisted of a goodwill impairment of $95.3 million and a broadcast license impairment of $238.3 million relating to fifteen of our television stations.
If we were required to record further impairments of our intangible assets in future periods, it would reduce net income, which could have a material adverse effect on the results of operations and the trading price of LIN TV Corp.’s class A common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 23, 2005, our board of directors approved our repurchase of up to $200 million of our class A common stock (the “Program”). Shares repurchases under the Program may be made from time to time in the open market or in privately negotiated transactions. The Program may be suspended or discontinued at any time. There were no purchases of class A common stock during the quarter ended September 30, 2006 under the Program.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number of		Part of Publicly	May Yet Be
	Shares	Average Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
				(in thousands)

Q2 Total	843,200	8.99	843,200	181,995
July 1-31, 2006	—	—	—	181,995
August 1-31, 2006	—	—	—	181,995
September 1-30, 2006	—	—	—	181,995
Q3 Total	—	—	—	181,995
Total	843,200	8.99	843,200	181,995

Item 6. Exhibits
3.1	Second Amended and Restated Certificate of Incorporation of LIN TV Corp., as amended (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

3.2	Second Amended and Restated Bylaws of LIN TV Corp., as amended (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

3.3	Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 (File No. 000-25206) and incorporated by reference herein)

3.4	Restated Bylaws of LIN Television Corporation (filed as Exhibit 3.4 to the Registration Statement on Form S-1 of LIN Television Corporation and LIN Holding Corp. (Registration No. 333-54003) and incorporated by reference herein)

4.1	Specimen of stock certificate representing LIN TV Corp. Class A Common stock, par value $.01 per share (filed as Exhibit 4.1 to LIN TV Corp.’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein)

4.2	Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 6 1/2 % Senior Subordinated Notes (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed as of May 14, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

4.3	Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 2.50% Senior Subordinated Debentures (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed as of May 14, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

4.4	Indenture, dated as of September 29, 2005, among LIN Television Corporation, the guarantors listed therein and The Bank of New York Trust Company, N.A., as Trustee, relating to the 6 1/2 % Senior Subordinated Notes due 2013 — Class B of LIN Television Corporation (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed as of October 5, 2005 (File Nos. 001-31311 and 000- 25206) and incorporated by reference herein)

4.5	Supplemental Indenture, dated as of March 10, 2005, among WAPA America, Inc., WWHO Broadcasting, LLC, LIN Television Corporation and The Bank of New York, as Trustee, for the 2.50% Exchangeable Senior Subordinated Debentures due 2033 (filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed as of November 9, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

4.6	Supplemental Indenture, dated as of March 10, 2005, among WAPA America, Inc., WWHO Broadcasting, LLC, LIN Television Corporation and The Bank of New York, as Trustee, for the 6 1/2 % Senior Subordinated Notes due 2013 (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed as of November 9, 2005 (File Nos. 001-31311 and

000-25206) and incorporated by reference herein)

4.7	Supplemental Indenture, dated as of March 16, 2006, among LIN of Alabama, LLC, LIN of Colorado, LLC, LIN of New Mexico, LLC, LIN of Wisconsin, LLC, and S&E Network, Inc., LIN Television Corporation and The Bank of New York, as Trustee for the 2.50% Exchangeable Senior Subordinated Debentures due 2033 (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed as of March 16, 2006 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

4.8	Supplemental Indenture, dated as of March 16, 2006, among LIN of Alabama, LLC, LIN of Colorado, LLC, LIN of New Mexico, LLC, LIN of Wisconsin, LLC, and S&E Network, Inc., LIN Television Corporation and The Bank of New York, as Trustee for the 6 1/2 % Senior Subordinated Notes due 2013 (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed as of March 16, 2006 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN TV Corp.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN TV Corp.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP. LIN TELEVISION CORPORATION
Dated: November 9, 2006	By:	/s/ Vincent L. Sadusky
Vincent L. Sadusky
President, Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ William A. Cunningham
William A. Cunningham
Vice President and Controller (Principal Accounting Officer)

LIN Television Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2006	2005
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$18,994	$11,135
Accounts receivable, less allowance for doubtful accounts (2006 - $1,565; 2005 - $1,148)	91,278	85,575
Program rights	21,488	25,960
Other current assets	6,914	3,534

Total current assets	138,674	126,204
Property and equipment, net	226,644	237,676
Deferred financing costs	18,363	20,173
Equity investments	61,760	63,526
Program rights	24,100	7,307
Goodwill	536,407	623,383
Broadcast licenses and other intangible assets, net	1,110,856	1,308,598
Other assets	16,008	19,766

Total assets	$2,132,812	$2,406,633

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,100	$8,292
Accrued payroll and related costs	17,612	12,221
Accrued interest expense	15,619	6,553
Accrued sales volume discount	3,045	5,287
Other accrued expenses	23,716	11,259
Program obligations	28,529	30,375

Total current liabilities	98,621	73,987
Long-term debt	966,275	981,714
Deferred income taxes, net	348,685	439,619
Program obligations	27,592	7,343
Purchase price payable	52,250	—
Other liabilities	51,070	60,540

Total liabilities	1,544,493	1,563,203

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 179,322 shares issued and outstanding at September 30, 2006 and December 31, 2005	10,206	14,558

Investment in parent company’s common stock, at cost	(18,005)	(4,777)
Additional paid-in capital	1,085,272	1,077,225
Accumulated deficit	(472,731)	(227,908)
Accumulated other comprehensive loss	(16,423)	(15,668)

Total stockholders’ equity	578,113	828,872

Total liabilities, preferred stock and stockholders’ equity	$2,132,812	$2,406,633

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN Television Coporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Net revenues	$115,753	$91,003	$331,972	$268,857

Operating costs and expenses:

Direct operating (excluding depreciation of $8.6 million and $6.6 million for the three months ended September 30, 2006 and 2005, respectively, and $27.9 million and $22.8 million for the nine months ended September 30, 2006 and 2005, respectively)	33,883	27,964	100,028	82,008
Selling, general and administrative	35,431	26,192	102,714	77,838
Amortization of program rights	7,421	6,833	22,475	19,222
Corporate	6,248	4,362	24,827	14,716
Impairment of broadcast licenses and goodwill	—	—	333,553	—
Depreciation and amortization of intangible assets	9,735	7,151	31,600	24,063

Total operating costs	92,718	72,502	615,197	217,847

Operating income (loss)	23,035	18,501	(283,225)	51,010

Other expense (income):
Interest expense, net	18,269	11,115	52,397	32,860
Share of income in equity investments	(696)	(410)	(1,705)	(2,119)
Minority interest in loss of Banks Broadcasting, Inc.	(161)	(96)	(4,352)	(382)
Gain on derivative instruments	(1,446)	(1,860)	(954)	(3,455)
Loss on extinguishment of debt	—	1,082	—	13,412
Other, net	(279)	95	4,860	261

Total other expense, net	15,687	9,926	50,246	40,577

Income (loss) before provision for (benefit from) income taxes	7,348	8,575	(333,471)	10,433
Provision for (benefit from) income taxes	3,495	4,789	(88,648)	6,872

Net income (loss)	$3,853	$3,786	$(244,823)	$3,561

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN Televsion Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
	(In thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(244,823)	$3,561
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	31,600	24,063
Impairment of broadcast licenses and goodwill	333,553	—
Amortization of financing costs and note discounts	6,495	4,654
Amortization of program rights	22,475	19,222
Program payments	(23,055)	(21,545)
Program buyout payments related to acquisitions	—	(21,420)
Loss on extinguishment of debt	—	13,412
Gain on derivative instruments	(954)	(3,455)
Share of income in equity investments	(1,705)	(2,119)
Deferred income taxes, net	(89,830)	5,351
Stock-based compensation	7,076	1,873
Loss on investment in USDTV	5,000	—
Minority interest in Banks Broadcasting, Inc.	(4,352)	(382)
Other, net	(293)	1,198
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(6,120)	1,951
Other assets	(2,681)	(2,664)
Accounts payable	1,808	(1,398)
Accrued payroll and related costs	5,391	4,717
Accrued interest expense	9,066	2,748
Accrued sales volume discount	(2,242)	(2,538)
Other liabilities	7,822	(2,078)

Net cash provided by operating activities	54,231	25,151

INVESTING ACTIVITIES:
Capital expenditures	(9,384)	(8,581)
Capital contribution from minority interest in Banks Broadcasting, Inc.	—	550
Distributions from equity investments	3,871	3,464
Acquisition of broadcast licenses	—	(232)
Deposit on acquisition of business	(2,750)	(19,500)
Payments for business combinations	(3,003)	(85,000)
USDTV Investment and other investments	(2,304)	—
Other, net	—	(3,044)

Net cash used in investing activities	(13,570)	(112,343)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee stock plans	550	1,935
Proceeds from issuance of long-term debt	—	520,252
Long-term debt financing costs	(124)	(9,599)
(Payments on) proceeds from revolver debt	(20,000)	75,000
Principal payments on long-term debt	—	(494,940)
Investment in parent company’s common stock, at cost	(13,228)	—
Cash expenses associated with early extinguishment of debt	—	(7,108)

Net cash (used in) provided by financing activities	(32,802)	85,540

Net increase (decrease) in cash and cash equivalents	7,859	(1,652)
Cash and cash equivalents at the beginning of the period	11,135	14,797

Cash and cash equivalents at the end of the period	$18,994	$13,145

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIN Television Corporation.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
LIN Television Corporation, (“LIN Television” or the “Company”), is a television station group operator in the United States and Puerto Rico. LIN TV Corp. and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”). LIN TV Corp. is the parent of the Company.
LIN TV Corp. guarantees all debt of LIN Television. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee all of the Company’s debt on a joint and several basis.
Certain changes in classifications have been made to the prior period financial statements to conform to the current period financial statement presentation.
These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company filed audited consolidated financial statements for the year ended December 31, 2005 in its Annual Report on Form 10-K, which includes all such information and disclosures.
In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to summarize fairly the financial position, results of operations and cash flows of the Company for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.
The Company owns preferred stock that represents a 50% non-voting interest in Banks Broadcasting, Inc. (“Banks Broadcasting”), which owns and operates KSCW-TV, a CW affiliate in Wichita, Kansas, and KNIN-TV, a CW affiliate in Boise, Idaho. The Company consolidates the results of operations and financial condition of Banks Broadcasting in accordance with FIN 46R, “Consolidation of Variable Interest Entities (Revised December 2003) – an Interpretation of ARB No. 51” (“FIN 46R”). All intercompany transactions have been eliminated in consolidation. The resulting condensed consolidated balance sheet of the Company does not reflect any voting equity minority interest since Banks Broadcasting has incurred cumulative losses, and as such, the minority interest would be in a deficit position at September 30, 2006. Hicks Muse has a substantial economic interest in 21st Century Group, LLC, which owns 18% of the preferred stock of Banks Broadcasting. This constitutes a 36% interest in the preferred stock of Banks Broadcasting as it is reflected on the Company’s condensed consolidated balance sheets.
On July 26, 2006 the Company signed a definitive agreement to acquire the station operating assets, including the broadcast licenses and program rights and liabilities, of KASA-TV, the Fox affiliate in Albuquerque, New Mexico, from Raycom Media, Inc.(“Raycom”). The Company identified itself to be the primary beneficiary of this variable interest component of the purchase agreement. Although the acquisition is not expected to close until the first half of 2007,

LIN Television Corporation.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
the Company has consolidated KASA’s assets and liabilities associated with the purchase agreement as of July 26, 2006 in accordance with FIN 46R.
The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Estimates are used when accounting for the collectibility of accounts receivable, mark-to-market of derivative instruments, valuation of intangible assets, deferred tax assets, share-based compensation, and net assets of businesses acquired. Actual results could differ from these estimates.
Note 2 — Stock-Based Compensation
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), effective October 1, 2005 and adopted the modified prospective application, which applies SFAS 123R to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date. Prior to October 1, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation as of September 30, 2005 (in thousands, except for per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$3,786	$3,561
Add: Stock-based employee compensation expense, included in reported net income, net of related tax effect	55	1,106
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(465)	(1,287)

Pro forma net income	$3,376	$3,380

Options granted during the three and nine months ended September 30, 2006 were 1,032,116 and 1,482,485, respectively. Options granted during the three and nine months ended September 30, 2005 were 413,321 and 448,786, respectively. In connection with the retirement of the Company’s former Chief Executive Officer, the Company recorded a $7.1 million expense for the nine months ended September 30, 2006, including $1.7 million related to stock-based compensation.
Note 3 — Acquisitions
On July 26, 2006, the Company signed a definitive agreement to acquire the station operating assets, including the broadcast licenses, and program rights and liabilities of KASA-TV, the Fox affiliate in Albuquerque, New Mexico, from Raycom for $55.0 million in cash. The acquisition is expected to close during the first half of 2007 upon approval of the FCC. Prior to closing, effective September 15, 2006, the Company began operating the station under a local marketing agreement (“LMA”).

LIN Television Corporation.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
As required under FIN 46R, the Company, as the primary beneficiary of KASA-TV, consolidated KASA-TV’s assets and liabilities into its financial statements effective July 26, 2006. Because the nature of the transaction is that of an asset purchase, in accordance with Statement of Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”), the purchase price was allocated to KASA-TV’s operating assets and liabilities to be acquired by the Company based on the preliminary estimates of fair value at July 26, 2006. A preliminary valuation was performed to assess the values of the assets and liabilities purchased, including property, plant and equipment, program rights and obligations and intangible assets and program rights liabilities. The allocation of the purchase price continues to be subject to adjustment upon final valuation of certain acquired assets and liabilities. The excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill in the amount of $9.9 million. The Company’s condensed consolidated balance sheet also reflects a purchase price payable in long-term liabilities of approximately $52.2 million representing the purchase price of $55.0 million net of a refundable deposit of $2.8 million paid during the third quarter of 2006.
On July 7, 2006, the Company completed an asset purchase agreement to acquire the remaining assets, including the FCC license, of WBPG-TV for $3.0 million from Emmis Communications (“Emmis”). The Company had been operating WBPG-TV under a local marketing agreement since November 30, 2005.
Acquisition Reserves In connection with the Company’s acquisition of five network-affiliated television stations from Emmis, the Company recorded $8.6 million in other accrued expenses and other liabilities relating to (a) employee severance costs and certain contractual costs as a result of the Company’s centralization of the master control operations of WLUK-TV, located in Green Bay, Wisconsin, and WTHI-TV, located in Terre Haute, Indiana, at the Company’s technology center in Indianapolis, Indiana, (b) transaction costs in connection with the acquisition and (c) the buy-out of certain operating agreements. In connection with the Company’s acquisition of two network-affiliated television stations from Viacom, Inc. (“Viacom”) on March 31, 2005, the Company recorded $1.6 million in other accrued expenses relating to (a) employee severance costs and certain contractual costs as a result of the Company’s centralization of the master control operations of WNDY-TV, located in Indianapolis, Indiana, and WWHO-TV, located in Columbus, Ohio, at the Company’s technology center in Indianapolis, Indiana, and (b) transaction costs in connection with the acquisitions. The following summarizes the activity related to the acquisition reserves for the nine months ended September 30, 2006 (in thousands):

		Balance as of			Balance as of
		December 31,			September 30,
	Acquisition Date	2005	Payments	Adjustments	2006
Acquisition of Sunrise Television Corp.	May 2, 2002	211	75	—	136
Stations acquired from Viacom	March 31, 2005	295	—	—	295
Stations acquired from Emmis	November 30, 2005	$7,910	$998	$(41)	6,871

		$8,416	$1,073	$(41)	$7,302

The employee severance costs were paid during the nine months ended September 30, 2006, and the operating agreement costs are expected to be paid through the year 2012.

LIN Television Corporation.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
Pro Forma: The results of the former Viacom, Emmis and Raycom stations are included in the condensed consolidated financial statements after March 31, 2005, November 30, 2005 and September 15, 2006, respectively. The following table sets forth the Company’s unaudited pro forma information as if the acquisitions had occurred on January 1, 2005 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited)	2006	2005	2006	2005
Net revenues	$118,946	$108,801	$341,784	$325,447
Operating income (loss)	23,306	21,825	(282,536)	57,746
Net income (loss)	3,509	3,736	(246,064)	814
Note 4 — Investments
The Company has investments in joint ventures with third parties — primarily equity interests in television stations. The following presents the Company’s basis in these ventures (in thousands):

	September 30,	December 31,
	2006	2005
NBC Universal joint venture	$54,610	$54,803
WAND (TV) Partnership	6,645	8,595
Other	505	128

	$61,760	$63,526

Joint Venture with NBC Universal: The Company owns a 20.38% interest in Station Ventures Holdings, LLC, a joint venture with NBC Universal, and accounts for its interest using the equity method, as the Company does not have a controlling interest in the joint venture. The Company received distributions of $1.8 million and $0.4 million from the joint venture in the three months ended September 30, 2006 and 2005, respectively, and received distributions of $3.9 million and $3.5 million from the joint venture in the nine months ended September 30, 2006 and 2005, respectively.
The following presents the summarized financial information of the NBC Universal joint venture (in thousands):

LIN Television Corporation.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

	Three Months Ended		Nine Months Ended
	September 30,		June 30,
	2006	2005	2006	2005
Revenue	$19,360	$19,216	$67,207	$60,916
Other expense	16,301	16,401	49,154	49,634
Net income	3,059	2,815	18,053	11,282

	September 30,	December 31,
	2006	2005
Current assets	$11,417	$10,617
Non-current assets	230,536	232,075
Current liabilities	906	724
Non-current liabilities	815,500	815,500
The Company’s members’ deficit account reflected in the financial statements of Station Venture Holdings, LLC was $759.0 million as of September 30, 2006. The difference between the carrying value of the Company’s investment and this amount is a permanent accounting item and results from the valuation of this investment in connection with the formation of the Company in 1998.
WAND (TV) Partnership: The Company has a 33.33% interest in a partnership, WAND (TV) Partnership, with Block Communications. The Company accounts for its interest using the equity method, as the Company does not have a controlling interest in the partnership. The Company has also entered into a management services agreement with WAND (TV) Partnership to provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which the Company incurs expenditures on behalf of WAND (TV) Partnership and is periodically reimbursed. Amounts due to the Company under this arrangement were $28,000 and $789,000 as of September 30, 2006 and December 31, 2005, respectively.
The following presents the summarized financial information of the WAND (TV) Partnership (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	$1,424	$1,612	$5,240	$4,757
Operating loss (1)	(819)	(506)	(6,940)	(580)
Net (loss) income	284	(491)	(5,828)	(542)

	September 30,	December 31,
	2006	2005
Current assets	$2,673	$2,398
Non-current assets	14,116	20,702
Current liabilities	1,174	1,276
Non-current liabilities	—	14

LIN Television Corporation.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

(1)	An impairment charge of $5.9 million relating to the broadcast license of WAND-TV is included in the operating results for the nine months ended September 30, 2006. (Further information is contained in Note 5-Intangible Assets.)
Note 5 — Intangible Assets
The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	Estimated
	Remaining Useful	September 30,	December 31,
	Life (Years)	2006	2005
Amortizing Intangible Assets:
LMA purchase options	1	$4,212	$4,212
Network affiliations	1	1,753	1,753
Other intangibles	1-27	7,489	6,025
Accumulated amortization		(8,386)	(4,686)

		5,068	7,304

Indefinite-Lived Intangible Assets:
Broadcast licenses		1,105,788	1,301,294
Goodwill		536,407	623,383

		$1,642,195	$1,924,677

Goodwill		536,407	623,383
Broadcast licenses and other intangible assets, net		1,110,856	1,308,598

Total intangible assets		$1,647,263	$1,931,981

The following table summarizes the aggregate amortization expense for all periods presented as well as the estimated amortization expense for the next five years (in thousands):

	Three Months		Nine Months
	Ended September		Ended September		Estimated amortization expense
	30,		30,		For the year ended December 31,
	2005	2006	2005	2006	2006	2007	2008	2009	2010	Thereafter
Amortization expense	$1,158	$547	$3,700	$1,213	$1,244	$1,413	$219	$37	$36	$2,119
At September 30, 2006, LIN TV Corp’s class A common stock traded at a price that resulted in a market capitalization of $197.0 million less than the Company’s total stockholders’ equity as of September 30, 2006, and the Company’s market capitalization has been less than total stockholders’ equity since April 2005. Approximately $1.6 billion, or 77%, of the Company’s total assets as of September 30, 2006 consisted of unamortized or indefinite-lived intangible assets consisting primarily of broadcast licenses and goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires, among other things, the impairment testing of goodwill and broadcast licenses. The Company tested for impairments as of December 31, 2005 and recorded a goodwill impairment of $33.4 million. An analysis of the key assumptions used to determine the extent of any impairment and the sensitivity of the valuation models underlying these assumptions is presented in Note 6 of the Company’s consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
SFAS 142 requires that unamortized intangible assets be tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carry amount. As a result of the continued decline in the trading price of LIN TV Corp’s class A common stock, the departure of the Company’s former Chief Executive

LIN Television Corporation.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
Officer and the availability of updated market financial information, the Company tested its broadcast licenses and goodwill for impairments as of June 30, 2006. The Company used market information not available as of December 31, 2005 to calculate the fair value of the Company’s broadcast licenses and reporting units. As a result of this testing, the Company recorded an impairment loss of $333.6 million in the second quarter of 2006 that included a goodwill impairment of $95.3 million and a broadcast license impairment of $238.3 million relating to fifteen of the Company’s television stations.
If the Company were required to further write down intangible assets in future periods, it would reduce net income, which could have a material adverse effect on the results of operations, stockholders’ equity and the trading price of LIN TV Corp.’s class A common stock. The impairment tests as of June 30, 2006 used the same assumptions as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except that the discount rate used in determining the enterprise valuation was adjusted from 8% to 10%; market growth ranged from 0.7% to 4.7%; and operating profit margins ranged from 25.6% to 52.9%.
At September 30, 2006, the Company concluded that, as facts and circumstances had not changed significantly since June 30, 2006, another impairment test was not required.
Note 6 — Debt
Debt consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Credit Facility	$296,000	$316,000

6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes — Class B due 2013 (net of discount of $12,881 and $14,283 at September 30, 2006 and December 31, 2005, respectively)	177,119	175,717
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $6,844 and $10,003 at September 30, 2006 and December 31, 2005, respectively)	118,156	114,997

Total long-term debt	$966,275	$981,714

Note 7 — Related Party Transactions
Financial Advisory Agreement: Prior to November 1, 2005, the Company had been party to an agreement with an affiliate of Hicks Muse, which provided for reimbursement of certain expenses incurred in connection with certain financial consulting services. The Company incurred fees under this arrangement of $12,000 and $27,000 for the three and nine months ended September 30, 2005, respectively. The Financial Advisory Agreement was terminated on November 1, 2005 at no cost to the Company.
Centennial Cable of Puerto Rico: The Company is party to an agreement with Centennial Cable of Puerto Rico, in which Hicks Muse has a substantial economic interest. Centennial Cable provides advertising and promotional services to the Company. The Company recorded revenues of $48,000 and $409,000 and expenses of $68,000 and $434,000 under this arrangement for the

LIN Television Corporation.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
three months ended September 30, 2006 and 2005, respectively, and recorded revenues of $74,000 and $547,000 and expenses of $134,000 and $637,000 under this arrangement for the nine months ended September 30, 2006 and 2005, respectively.
Note 8 — Contingencies
GECC Note. General Electric Capital Corporation (“GECC”), a subsidiary of General Electric, provided debt financing in connection with the formation of the joint venture with NBC Universal, also a subsidiary of General Electric, in the form of an $815.5 million, 25-year, non-amortizing, senior secured note, bearing an initial interest rate of 8.0% per annum through March 3, 2013 and 9% thereafter (the “GECC note”). During the last five years, the joint venture has produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions of $33.5 million on average each year during the past three years to the Company and to NBC Universal from the excess cash generated by the joint venture. Accordingly, the Company expects that the interest payments on the GECC note will be serviced solely by the cash flow of the joint venture. The GECC note is not an obligation of the Company; however, the note is recourse to the joint venture with NBC Universal and is guaranteed by LIN TV Corp. If the joint venture were unable to pay principal or interest on the GECC note and GECC could not otherwise recoup its principal from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC note. If this happened, the Company could experience material adverse consequences, including:
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
Note 9 — Retirement Plans
The Company has a number of non-contributory defined benefit retirement plans covering certain of its employees in the United States and Puerto Rico. Contributions are based on periodic actuarial valuations and are charged to operations on a systematic basis over the expected average remaining service lives of current employees. The net pension expense is assessed in accordance with the advice of professionally qualified actuaries. The benefits under the defined benefit plans are based on years of service and compensation.
The components of the net periodic benefit cost recognized are as follows (in thousands):

LIN Television Corporation.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$625	$549	$1,875	$1,647
Interest cost	1,400	1,350	4,200	4,050
Expected return on plan assets	(1,475)	(1,435)	(4,425)	(4,305)
Amortization of prior service cost	30	30	90	90
Amortization of net loss	320	241	960	723

Net periodic benefit cost	$900	$735	$2,700	$2,205

The Company contributed $0.4 million and $1.2 million to the U.S. defined benefit plan during the three and nine months ended September 30, 2006, respectively, and expects to contribute a total of $1.6 million during 2006. The Company also maintains a non-qualified, unfunded Supplemental Excess Retirement Plan from which the Company paid out a total of $2,700 and $7,300 to retired employees during the three and nine months ended September 30, 2006, respectively.
Note 10 – Share Repurchase Program
On August 17, 2005, the Board of Directors of the Company approved a share repurchase program authorizing the repurchase of up to $200 million of LIN TV’s class A common stock. Share repurchases under the program may be made from time to time in the open market or in privately negotiated transactions. The Company repurchased 1,437,700 shares of its class A common stock for $13.2 million under the program during the six months ended June 30, 2006 and an aggregate of 1,806,428 shares of its class A common stock for $18.0 million since the inception of the program. The Company did not repurchase shares of its class A common stock during the third quarter of 2006.
Note 11 – Derivative Financial Instruments
Accounting Policy: In addition to the embedded derivative in the Company’s $125 million, 2.50% exchangeable senior subordinated debentures, the Company utilizes derivative financial instruments to reduce interest rate risks and does not hold or issue derivative financial instruments for trading purposes. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended in June 2000 by SFAS No. 137 and SFAS No. 138 (referred to hereafter as SFAS 133.) SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.
During the second quarter of 2006, the Company entered into a contract to hedge the variability in cash flow associated with $100 million of the Company’s credit facility. The interest payments under the Company’s credit facility term loans are based on LIBOR plus a margin. To protect its cash flows resulting from changes in interest rates, the Company entered into a $100 million notional principal interest rate swap that effectively converted the floating rate LIBOR-based

LIN Television Corporation.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
payments to fixed payments at 5.33% plus the margin calculated under the credit facility agreement. This agreement expires in November 2011. In accordance with SFAS 133, as amended, the Company recorded a liability for the present value of the increase in interest over the remaining term of the credit facility agreement of approximately $1.3 million. This amount is reflected in other comprehensive income, net of $0.5 million in taxes, as the Company has designated the contract as a cash flow hedge. This amount will be released into earnings over the life of the swap agreement through periodic interest payments. The Company expects $0.1 million to be released into earnings over the next twelve months.
Note 12 — Comprehensive Income (Loss)
Comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$3,853	$3,786	$(244,823)	$3,561
Other comprehensive (loss) income, net of tax:
Change in the fair market value of hedged items	(1,191)	—	(755)	—

Comprehensive income (loss)	$2,662	3,786	$(245,578)	$3,561

Note 13 — Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments,” which is effective for fiscal years beginning after September 15, 2006. This statement establishes accounting for certain derivatives embedded in other financial instruments; simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement also eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. The Company does not expect that the adoption of SFAS 155 will have a material impact on its condensed consolidated financial statements. The Company plans to adopt SFAS 155 effective January 1, 2007.
In February 2006, the FASB issued FASB Staff Position FAS 123(R)-4 (“FSP FAS 123R-4”), “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position was effective upon the initial adoption of SFAS 123(R) which was adopted by the Company in the fourth quarter of 2005. FSP FAS 123R-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in FSP FAS 123R-4 amends paragraphs 32 and A229 of SFAS 123R. The adoption of FSP FAS 123R-4 does not have a material impact on the condensed consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets,” which is effective for fiscal years beginning after September 15, 2006. This statement requires an entity to recognize a servicing asset or servicing liability in certain situations when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement requires that all separately recognized servicing assets and

LIN Television Corporation.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
servicing liabilities be initially measured at fair value, if practicable, and permits an entity to choose between two measurement methods for each class of separately recognized servicing assets and servicing liabilities: the amortization method or the fair value measurement method. The Company does not expect that the adoption of SFAS 156 will have a material impact on its condensed consolidated financial statements. The Company plans to adopt SFAS 156 effective January 1, 2007.
In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6 (“FSP FIN 46R-6”), “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R),” which is effective beginning the first day of the first reporting period beginning after June 15, 2006. FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The adoption of FSP FIN 46R-6 did not have a material impact on the Company’s condensed consolidated financial statements. The Company adopted SFAS 156 effective July 1, 2006.
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” which is effective with fiscal years beginning after December 15, 2006 for all companies. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Company is currently evaluating the impact that FIN 48 will have on its condensed consolidated financial statements. The Company will adopt FIN 48 effective January 1, 2007.
In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2006 for all companies. The objective of SFAS 157 is to define fair value, establish a framework for measuring fair value and expand disclosures concerning a company’s fair value measurements. The Company is currently evaluating the impact that SFAS 157 will have on its condensed consolidated financial statements. The Company will adopt SFAS 157 effective January 1, 2008.
In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132 R,” to achieve the objective of communicating in a clear and concise way the under or over funded status of a company’s defined benefit postretirement plans. Phase I, requiring new reporting and disclosure requirements, is effective with fiscal years ending after December 15, 2006 and Phase II, requiring companies to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end consolidated balance sheet, is effective for fiscal years ending after December 15, 2008. Phase I requires a company to record the under or over funded status of a plan in its consolidated balance sheet as compared to current rules which require that the over or under funded status of a plan be shown only in the related notes to the financial statements. The disclosure requirements of Phase I state that the amounts related to pension and post retirement plan accounting be recorded in accumulated other comprehensive income and to provide additional disclosures regarding those items not yet recognized and those that will be recognized in the next 12 months. Phase II requires there be no gap in time between the date at which the plan’s assets and liabilities are measured and the date as of which a company is reporting. The Company is currently evaluating the impact that SFAS 158

LIN Television Corporation.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
will have on its condensed consolidated financial statements. The Company will adopt Phase I requirements of SFAS 158 effective December 15, 2006.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Application of Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financials”. SAB 108 is effective for fiscal years ending after November 15, 2006. The objective of SAB 108 is to eliminate diversity with respect to how a company quantifies an identified misstatement. As this statement does not address how the quantified misstatements should be evaluated for materiality, SAB 99, “Materiality,” which requires the consideration of both the quantitative and qualitative factors is still applicable. SAB 108 requires that when a company quantifies an identified misstatement, it must use both the rollover and the iron curtain methods, referred to as the “dual approach.” Additionally, SAB 108 requires that if an identified misstatement, once quantified and evaluated, is deemed material, the Company must quantify its impact on each of the prior years affected. If material to a prior year, restatement is required; but, if the impact is immaterial, the prior year information is required to be corrected the next time the financial statements are issued. In the year of adoption only, a company can aggregate all of its prior period misstatements and report as a cumulative effect. The Company is currently evaluating the impact that SAB 108 will have on its condensed consolidated financial statements. The Company will adopt SAB 108 in the fourth quarter of 2006.
In September 2006, the FASB issued FSP No. AUG AIR-1 (“FSP AUG AIR-1”), “Accounting for Planned Major Maintenance Activities,” which is effective with fiscal years beginning after December 15, 2006. In FSP AUG AIR-1, FASB announced its decision to prohibit companies from using the “accrue-in-advance” method of accounting for planned major maintenance activities. This method allows the recording of liabilities for planned expenditures prior to the occurrence of the expenditure. Presently, the Company does not use nor does it intend to use, the “accrue-in-advance” method of accounting for any of its planned major maintenance activities. Accordingly, the Company does not expect FSP AUG AIR-1 to have a material impact on its condensed consolidated financial statements. The Company will adopt FSP AUG AIR-1 effective January 1, 2007.
In October 2006, the FASB issued FASB Staff Position FAS 123(R)-5 (“FSP FAS 123R-5”), “Amendment of FSB Staff Position 123(R)-1”, which is effective January 1, 2007. FSP FAS 123R-5 amends paragraph 5 of FSP FAS 123R-1 by narrowing the definition of a modification to a financial instrument by excluding modifications to an instrument when the holder is no longer an employee if certain criteria are met. The Company does not expect FSP FAS 123R-5 to have a material impact on its condensed consolidated financial statements. The Company will adopt FSP FAS 123R-5 effective January 1, 2007.
In October 2006, the FASB issued FASB Staff Position FAS 123(R)-6 (“FSP FAS 123R-6”), “Technical Corrections of FASB Statement No. 123 (R)”, which is effective December 31, 2006. This statement 1) exempts nonpublic entities from disclosing aggregate intrinsic value of outstanding fully vested share options and share options expected to vest, 2) changes the definition of short-term inducement to exclude an offer to settle an award and 3) revises two separate paragraphs relative to illustrations within SFAS 123(R). The Company does not expect FSP FAS 123R-6 to have a material impact on its condensed consolidated financial statements. The Company will adopt FSP FAS 123R-6 in the fourth quarter of 2006.

LIN Television Corporation.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-continued
Note 14 – Subsequent Events
On October 19, 2006, the Company entered into an agreement to sell its Puerto Rico operations, including WAPA-TV, WJPX-TV and WAPA America, to InterMedia Partners VII, L.P., (“InterMedia”) for $130 million in cash, subject to certain closing adjustments.
The transaction is expected to close during the first half of 2007 and is subject to customary regulatory approvals, including requisite FCC approvals, as well as other customary closing conditions for similar transactions.