Form 10-Q
period 2007-06-30
LIN TELEVISION CORP; LIN TV CORP
filed 2007-08-09
CIK 931058, 1166789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

Commission file number: 001-31311	Commission file number: 000-25206

LIN TV Corp.	LIN Television Corporation
(Exact name of registrant as	(Exact name of registrant as
specified in its charter)	specified in its charter)

Delaware	Delaware
(State or other jurisdiction of	(State or other jurisdiction of
incorporation or organization)	incorporation or organization)

05-0501252	13-3581627
(I.R.S. Employer	(I.R.S. Employer
Identification No.)	Identification No.)
Four Richmond Square, Suite 200, Providence, Rhode Island 02906
(Address of principal executive offices)
(401) 454-2880
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-
accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the
Exchange Act). (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☑
This combined Form 10-Q is separately filed by (i) LIN TV Corp. and (ii) LIN Television Corporation. LIN
Television Corporation meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.
LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at
July 31, 2007: 27,294,797 shares
LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at
July 31, 2007: 23,502,059 shares.
LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at
July 31, 2007: 2 shares.
LIN Television Corporation common stock, $0.01 par value, issued and outstanding at August 1, 2007:
1,000 shares.

Part I. Financial Information
Item 1. Unaudited Financial Statements
LIN TV Corp.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(in thousands, except share data)
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$16,674	$6,085
Accounts receivable, less allowance for doubtful accounts (2007 - $1,159; 2006 - $1,208)	89,671	90,576
Program rights	8,736	18,139
Assets held for sale	-	20,176
Other current assets	5,666	2,963

Total current assets	120,747	137,939
Property and equipment, net	187,797	199,154
Deferred financing costs	15,903	17,717
Equity investments	61,069	62,744
Program rights	9,223	12,065
Goodwill	534,915	532,972
Broadcast licenses and other intangible assets, net	1,040,007	1,041,153
Assets held for sale	-	105,989
Other assets	14,364	16,113

Total assets	$1,984,025	$2,125,846

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$30,938	$10,313
Accounts payable	5,307	16,099
Accrued compensation	3,768	11,379
Accrued interest expense	5,158	5,144
Accrued contract costs	6,187	5,339
Other accrued expenses	14,505	17,201
Program obligations	20,831	25,939
Liabilities held for sale	-	12,933

Total current liabilities	86,694	104,347
Long-term debt, excluding current portion	848,909	936,485
Deferred income taxes, net	360,838	361,980
Program obligations	8,005	16,836
Liabilities held for sale	-	2,162
Other liabilities	50,334	105,284

Total liabilities	1,354,780	1,527,094

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 shares issued and outstanding at June 30, 2007 and December 31, 2006	9,882	10,031

Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 29,093,669 shares at June 30, 2007 and 29,053,302 shares at December 31, 2006, respectively, issued and outstanding	292	290
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at June 30, 2007 and December 31, 2006, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at June 30, 2007 and December 31, 2006, respectively, issued and outstanding; convertible into an equal number of shares of Class A common stock	-	-
Treasury stock, 1,806,428 shares of class A common stock at June 30, 2007 and December 31, 2006, at cost	(18,005)	(18,005)
Additional paid-in capital	1,092,327	1,087,396
Accumulated deficit	(438,162)	(462,408)
Accumulated other comprehensive loss	(17,324)	(18,787)

Total stockholders’ equity	619,363	588,721

Total liabilities, preferred stock and stockholders’ equity	$1,984,025	$2,125,846

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN TV Corp.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net revenues

Operating costs and expenses:	$103,278	$102,709	$196,388	$193,249

Direct operating (excluding depreciation of $8.2 million and $7.9 million for the three months ended June 30, 2007 and 2006, respectively, and $16.4 million and $17.0 million for the six months ended June 30, 2007 and 2006, respectively)	28,874	27,316	57,892	55,320
Selling, general and administrative	30,021	30,071	58,945	59,585
Amortization of program rights	6,297	6,359	12,484	12,760
Corporate	5,838	12,807	10,975	18,580
Depreciation and amortization of intangible assets	8,757	9,012	17,590	19,586
Impairment of intangible assets and goodwill	-	333,553	-	333,553
Restructuring charge	188	-	91	-

Total operating costs and expenses	79,975	419,118	157,977	499,384

Operating income (loss)	23,303	(316,409)	38,411	(306,135)
Other expense (income):
Interest expense, net	15,671	17,380	33,634	34,128
Share of (income) loss in equity investments	(1,037)	571	(752)	(1,009)
Minority interest in loss (income) of Banks Broadcasting, Inc.	33	(3,952)	(149)	(4,191)
Loss on derivative instruments	496	1,538	466	492
Loss on extinguishment of debt	-	-	551	-
Other, net	659	5,130	442	4,931

Total other expense, net	15,822	20,667	34,192	34,351

Income (loss) from continuing operations before provision for (benefit from) income taxes	7,481	(337,076)	4,219	(340,486)
Provision for (benefit from) income taxes	3,548	(92,207)	2,272	(93,931)

Income (loss) from continuing operations	3,933	(244,869)	1,947	(246,555)

Discontinued operations:
Income (loss) from discontinued operations, net of provision for (benefit from) income taxes of $0.8 million for the three months ended June 30, 2006 and ($0.7) million and $1.8 million for the six months ended June 30, 2007 and 2006, respectively	-	512	(368)	(2,121)

(Loss) gain from the sale of discontinued operations, net of benefit from income taxes of $2.3 million for the six months ended June 30, 2007	(419)	-	22,667	-

Net income (loss)	$3,514	$(244,357)	$24,246	$(248,676)

Basic income (loss) per common share:

Income (loss) from continuing operations	$0.08	$(4.88)	$0.04	$(4.88)
Income (loss) from discontinued operations, net of tax	-	0.01	(0.01)	(0.04)
(Loss) gain from the sale of discontinued operations, net of tax	(0.01)	-	0.46	-

Net income (loss)	$0.07	$(4.87)	$0.49	$(4.92)

Weighted–average number of common shares outstanding used in calculating basic income (loss) per common share	49,141	50,217	49,078	50,502

Diluted income (loss) per common share:

Income (loss) from continuing operations	$0.08	$(4.88)	$0.06	$(4.88)
Income (loss) from discontinued operations, net of tax	-	0.01	(0.01)	(0.04)
(Loss) gain from the sale of discontinued operations, net of tax	(0.01)	-	0.42	-

Net income (loss)	$0.07	$(4.87)	$0.47	$(4.92)

Weighted–average number of common shares outstanding used in calculating diluted income (loss) per common share	51,174	50,217	54,185	50,502
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN TV CORP.
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(unaudited)

										Accumulated
	Common Stock						Treasury	Additional		Other	Total
	Class A		Class B		Class C		Stock	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	(at cost)	Capital	Deficit	Loss	Equity	Income (Loss)
	(in thousands, except for share data)
Balance at December 31, 2006	29,053,302	$290	23,502,059	$235	2	$-	$(18,005)	$1,087,396	$(462,408)	$(18,787)	$588,721	$(233,797)

Amortization of prior service cost, net of tax	-	-	-	-	-	-	-	-	-	38	38	38
Amortization of net loss, net of tax	-	-	-	-	-	-	-	-	-	385	385	385
Unrealized loss on cash flow hedges net of tax	-	-	-	-	-	-	-	-	-	621	621	621
Recognition of accumulated benefit obligation, discontinued operations	-	-	-	-	-	-	-	-	-	419	419	419
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	133,581	2	-	-	-	-	-	1,526	-	-	1,528
Stock-based compensation	(93,214)	-	-	-	-	-	-	3,405	-	-	3,405
Net income	-	-	-	-	-	-	-	-	24,246	-	24,246	24,246

Comprehensive income - 2007												$25,709

Balance at June 30, 2007	29,093,669	$292	23,502,059	$235	2	$-	$(18,005)	$1,092,327	$(438,162)	$(17,324)	$619,363

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIN TV CORP.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2007	2006
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$24,246	$(248,676)
Loss from discontinued operations	368	2,121
Gain from sale of discontinued operations	(22,667)	-
Adjustment to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization of intangible assets	17,590	19,586
Amortization of financing costs and note discounts	4,311	4,327
Amortization of program rights	12,484	12,760
Program payments	(14,256)	(12,619)
Loss on extinguishment of debt	551	-
Loss on derivative instruments	466	492
Impairment of intangible assets and goodwill	-	333,553
Share of income in equity investments	(752)	(1,009)
Deferred income taxes, net	6,419	(92,387)
Stock-based compensation	2,875	5,578
Other, net	667	1,129

Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	856	(8,317)
Other assets	(797)	(200)
Accounts payable	(10,792)	100
Accrued interest payable	14	(1,329)
Other accrued expenses	(9,628)	734

Net cash provided by operating activities, continuing operations	11,955	15,843
Net cash used in operating activities, discontinued operations	(12,839)	(1,547)

Net cash (used in) provided by operating activities	(884)	14,296

INVESTING ACTIVITIES:
Capital expenditures	(5,141)	(5,165)
Distributions from equity investments	2,214	2,037
Payments for business combinations, net of cash acquired	(52,250)	-
Acquisition of broadcast licenses	-	37
USDTV investment and other investments, net	(605)	(2,341)

Net cash used in investing activities, continuing operations	(55,782)	(5,432)
Net cash provided by (used in) investing activities, discontinued operations	129,483	(404)

Net cash provided by (used in) investing activities	73,701	(5,836)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	1,528	328
Proceeds from borrowings on long-term debt	60,000	5,000
Principal payments on long-term debt	(130,000)	-
Cash expenses associated with early extinguishment of debt	-	(124)
Treasury stock purchased	-	(13,228)

Net cash used in financing activities, continuing operations	(68,472)	(8,024)
Net cash used in financing activities, discontinued operations	-	-

Net cash used in financing activities	(68,472)	(8,024)

Net increase in cash and cash equivalents	4,345	436
Cash and cash equivalents at the beginning of the period	12,329	11,135

Cash and cash equivalents at the end of the period	16,674	11,571
Less cash and cash equivalents from discontinued operations, end of the period	-	3,679

Cash and cash equivalents from continuing operations, end of the period	$16,674	$7,892

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation
LIN TV Corp. (“LIN TV”), together with its subsidiaries, including LIN Television Corporation (“LIN Television”), is a television station group operator in the United States. LIN TV and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated, now known as HM Capital Partners LLC (“Hicks Muse”). In these notes, the terms “Company,” “LIN TV,” “we,” “us” or “our” mean LIN TV Corp. and all subsidiaries included in the consolidated financial statements.
We guarantee all of LIN Television’s debt. All of the consolidated 100%-owned subsidiaries of LIN Television fully and unconditionally guarantee all our debt on a joint and several basis.
Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. On March 30, 2007, we sold the Puerto Rico operations to InterMedia Partners VII, L.P., for $131.9 million in cash, subject to a working capital adjustment. Our consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations as discontinued under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) for all periods presented.
Our condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations including the year end condensed balance sheet data, which was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. We included audited consolidated financial statements for the year ended December 31, 2006 in our Annual Report on Form 10-K, which was filed with the SEC on March 15, 2007.
In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.
In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” our 50%, non-voting interest in Banks Broadcasting, Inc. was consolidated in our financial statements effective March 31, 2004 and our interest in KASA-TV was consolidated in our financial statements effective July 26, 2006 (see Note 2 for further discussion of KASA-TV.)
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements. Our actual results could differ from these estimates. Estimates are used when accounting for the collectability of receivables, valuation of intangible assets, amortization of program rights, stock-based compensation, pension costs, barter transactions and net assets of businesses acquired.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
Note 2 — Acquisitions
KASA-TV Station Acquisition
On July 26, 2006, we signed a definitive agreement to acquire the operating assets, including the broadcast licenses, of KASA-TV, the FOX affiliate in Albuquerque from Raycom Media for $55.0 million in cash. On September 15, 2006, we began providing programming, sales and other related services to the station under a local marketing agreement. The acquisition was completed on February 22, 2007, (the “KASA-TV Acquisition”). We closed the studio facilities of KASA-TV and relocated them to KRQE-TV, the television station we already owned in Albuquerque, thereby eliminating certain operating costs of KASA-TV’s studio facilities and other redundant operating costs of the combined station operations. In addition, we began providing news programming to KASA-TV through KRQE-TV. KASA-TV had previously received news production services from another local television station in the Albuquerque market at a higher cost.
As required under FIN 46R, our Company, as the primary beneficiary of KASA-TV, consolidated KASA-TV’s assets and liabilities into our financial statements effective July 26, 2006. Because the nature of the transaction is that of an asset purchase, in accordance with SFAS 141 “Business Combinations” (“SFAS No. 141”), the purchase price was allocated to KASA-TV’s operating assets and liabilities to be acquired by us based on the preliminary estimates of fair value at July 26, 2006. A final valuation was performed to assess the values of the assets and liabilities purchased, including property, plant and equipment, program rights and obligations and intangible assets and program rights liabilities. The excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill in the amount of $12.0 million.
Acquisition Reserves
In connection with our acquisitions of television stations and local marketing agreements, we recorded certain accruals and liabilities relating to employee severance costs, buy-out of operating agreements and other transaction costs. The following summarizes the activity related to acquisition reserves for the six months ended June 30, 2007 (in thousands):

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–
(Continued)

		Balance as of
		December 31,				Balance as of
	Acquisition Date	2006	Payments	Adjustments		June 30, 2007

Acquisition of Sunrise Television Corp.	May 2, 2002	$136	$20			$116

Stations acquired from Viacom	March 31, 2005	295	104			191

Stations acquired from Emmis	November 30, 2005	6,157	558	(413)	(1)	5,186

Station acquired from Raycom	February 22, 2007	-	-	-		-

		$6,588	$682	$(413)		$5,493

(1)	Represents the adjustment to write off a) the outstanding reserve for operating agreement payments for our traffic system upon conversion to a new traffic system and b) other transactional costs related to the acquisition.
Pro-Forma
The results of KASA-TV are included in the unaudited condensed consolidated financial statements after September 15, 2006. The following table sets forth the unaudited pro forma information as if the KASA-TV Acquisition had occurred on January 1, 2006 (in thousands, except per share data):

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Net revenues	$106,277	$199,869
Operating loss	(315,940)	(305,716)
Loss from continuing operations	(245,149)	(247,450)
Income (loss) from discontinued operations	512	(2,122)
Net loss	(244,637)	(249,572)

Basic net loss per common share, pro-forma:
Loss from continuing operations	$(4.88)	$(4.90)
Income (loss) from discontinued operations	0.01	(0.04)

Net loss	$(4.87)	$(4.94)

Weighted average number of common shares outstanding	50,217	50,502

Diluted net loss per common share, pro-forma:
Loss from continuing operations	$(4.88)	$(4.90)
Income (loss) from discontinued operations	0.01	(0.04)

Net loss	$(4.87)	$(4.94)

Weighted average number of common shares outstanding	50,217	50,502
Note 3 – Discontinued Operations
Puerto Rico Operations (WAPA-TV, WJPX-TV and WAPA America)

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
On March 30, 2007, we sold the Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash, subject to a working capital adjustment, and, as a result, we recorded a gain on the sale of $22.7 million, net of income tax benefit, in our 2007 operating results. During the second quarter of 2007, the gain we recorded of $23.1 million in the first quarter of 2007, was adjusted downward by $0.4 million to reverse the minimum pension liability previously recorded in accumulated other comprehensive income related to the noncontributory defined benefit retirement plan for the Puerto Rico operation.
Our unaudited condensed consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations as discontinued under the provisions of SFAS 144 for all periods presented.
The carrying amounts of assets and liabilities of the Puerto Rico operations, as of December 31, 2006, segregated on our balance sheet as “Held for Sale” under the provisions of SFAS 144, are as follows (in thousands):

December 31, 2006
Cash	$6,244
Accounts receivable	7,567
Program rights	4,192
Other current assets	2,173

Total current assets	20,176
Property and equipment, net	29,130
Program rights	3,979
Goodwill	4,828
Intangible assets, net	68,052

Total assets	$126,165

Accounts payable	$933
Accrued sales volume	4,018
Other accrued expenses	3,826
Program obligations	4,156

Total current liabilities	12,933
Program obligations	1,247
Other liabilities	915

Total liabilities	$15,095

The following presents summarized information for the Puerto Rico operations for the periods shown (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net revenues	$-	$12,696	$9,868	$22,970
Operating income (loss)	-	1,300	1,094	(125)
Net income (loss)	-	512	(368)	(2,121)

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
Note 4 — Investments
We have investments in a number of ventures with third parties that have interests in other television stations. The following presents our basis in these ventures (in thousands) as of:

	June 30,	December 31,
	2007	2006
NBC Universal joint venture	$54,856	$55,413
WAND(TV) Partnership	6,104	6,831
Other	109	500

	$61,069	$62,744

Joint Venture with NBC Universal: We own a 20.38% interest in Station Venture Holdings, LLC, a joint venture with NBC Universal, and account for our interest using the equity method, as we do not have a controlling interest. We received distributions of $0.4 million and $1.0 million from the joint venture for the three months ended June 30, 2007 and 2006, respectively, and received distributions of $1.4 million and $2.0 million from the joint venture for the six months ended June 30, 2007 and 2006, respectively. The following presents the summarized financial information of the NBC Universal joint venture (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$21,563	$23,206	$37,246	$47,847
Other expense, net	(16,492)	(16,344)	(32,983)	(32,853)

Net income	$5,071	$6,862	$4,263	$14,994

	June 30,	December 31,
	2007	2006
Current assets	$16,309	$11,860
Non-current assets	226,857	233,861
Current liabilities	906	725
Non-current liabilities	815,500	815,500
Our members’ deficit account in the financial statements of Station Venture Holdings, LLC was $824.8 million as of June 30, 2007. The difference between the carrying value of our investment and this amount is a permanent accounting item and results from the fair valuation of this investment in connection with the formation of our Company in 1998.
WAND(TV) Partnership: We have a 33.33% interest in the WAND(TV) Partnership, the balance of which is owned by Block Communications. We account for our interest

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
using the equity method, as we do not have a controlling interest. We received distributions of $0.7 million from the partnership for the three and six months ended June 30, 2007. We did not receive any distributions from the partnership for the three and six months ended June 30, 2006. Pursuant to a management services agreement with WAND(TV) Partnership, we provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which we incur expenditures on behalf of WAND(TV) Partnership and are periodically reimbursed. Amounts due to us from WAND(TV) Partnership under this arrangement were approximately $154,000 and $1.1 million as of June 30, 2007 and December 31, 2006, respectively. On April 12, 2007, we provided written notice to Block Communications that we were terminating the management services agreement effective as of July 11, 2007. Termination of the management services agreement caused Block Communications to exercise its call right on our interest in the WAND(TV) Partnership. Upon exercise of the call, the parties agreed to negotiate the fair market value of our interest in the WAND(TV) Partnership and close on the sale of our interests within a certain period of time thereafter.
The following presents the summarized financial information of the WAND(TV) Partnership (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues	$1,716	$1,922	$3,072	$3,816
Operating income (loss) (1)	330	(5,890)	332	(6,122)
Net income (loss)	134	(5,884)	(81)	(6,112)

	June 30,	December 31,
	2007	2006
Current assets	$2,228	$4,723
Non-current assets	13,710	13,992
Current liabilities	1,663	2,296
Non-current liabilities	44	-

(1)	Includes an impairment charge of $5.9 million relating to the broadcast license of WAND(TV) in the second quarter of 2006.
Note 5 — Intangible Assets
The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)

	Estimated
	Remaining
	Useful Life		June 30,	December 31,
	(Years)		2007	2006
Amortized Intangible Assets:
LMA purchase options	1		$5,124	$5,124
Network affiliations	1		1,753	1,753
Other intangible assets	2	(1)	5,964	5,964
Accumulated amortization			(10,570)	(9,424)

			$2,271	$3,417

Unamortized Intangible Assets:
Broadcast licenses			1,037,736	1,037,736
Goodwill			534,915	532,972

			$1,572,651	$1,570,708

Summary:
Goodwill			534,915	532,972
Broadcast licenses and other intangible assets, net			1,040,007	1,041,153

Total intangible assets			$1,574,922	$1,574,125

(1)	Represents the weighted average life.
The increase in goodwill is a result of the completion of the purchase accounting for the KASA-TV Acquisition on February 22, 2007. Amortization expense was $0.5 million and $1.1 million for the three months ended June 30, 2007 and 2006, respectively, and $1.1 million and $2.5 million for the six months ended June 30, 2007 and 2006, respectively.
The following table summarizes the projected aggregate amortization expense for the remainder of 2007 and for the next five years (in thousands):

	July 1,- December 31,	Year ending December 31,
							There-
	2007	2008	2009	2010	2011	2012	after	Total
Amortization expense	$901	$259	$75	$71	$68	$61	$836	$2,271

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
We recorded an impairment charge of $333.6 million during the second quarter of 2006 that included a broadcast license impairment charge of $238.3 million relating to fifteen of our television stations and a goodwill impairment charge of $95.3 million. As required by SFAS 142, No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we tested our unamortized intangible assets as of June 30, 2006, which was between annual tests, because we believed based upon the continued decline in the trading price of our class A common stock and the departure of our former Chief Executive Officer it was more likely than not that the fair value of our reporting units would fall below their carrying amounts. We performed our test of our broadcast licenses and goodwill for impairments as of June 30, 2006. We used market information not available as of December 31, 2005 to calculate the fair value of our broadcast licenses and reporting units. The impairment tests as of June 30, 2006 used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except that the operating profit margins ranged from 25.6% to 52.9%.
Note 6 — Debt
Our debt balances consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Credit Facility	$205,000	$275,000
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 - Class B (net of discount of $11,468 and $12,411 at June 30, 2007 and December 31, 2006, respectively)	178,532	177,589
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $3,685 and $5,791 at June 30, 2007 and December 31, 2006, respectively)	121,315	119,209

Total debt	879,847	946,798
Less current portion	30,938	10,313

Total long-term debt	$848,909	$936,485

On March 30, 2007, we repaid $70.0 million of term loans under our credit facility using a portion of the proceeds from the sale of the Puerto Rico operations, net of the borrowings incurred to fund the KASA-TV Acquisition (see Notes 2 and 3).
Note 7 – Stock-Based Compensation
We granted options to purchase 420,000 and 753,000 shares of our class A common stock during the three months ended June 30, 2007 and 2006, respectively and granted options to purchase 708,000 and 753,000 shares of our class A common stock during the six months ended June 30, 2007 and 2006, respectively. We

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
granted 491 shares and 301,000 shares of stock awards during the three months ended June 30, 2007 and 2006, respectively, and granted 987 shares and 302,000 shares of stock awards during the six months ended June 30, 2007 and 2006, respectively. During the three months ended June 30, 2007 and 2006 there were unvested restricted stock awards forfeited of 8,000 and 15,000 shares, respectively, and during the six months ended June 30, 2007 and 2006, there were unvested restricted stock awards forfeited of 95,000 and 42,000 shares, respectively. The number of shares forfeited during the six months ended June 30, 2007 was higher compared to the prior year due to our fourth quarter 2006 restructuring charge (see Note 13).
Note 8— Comprehensive Income (Loss)
Comprehensive income (loss) is the total net income (loss) and all other non-owner changes in stockholders’ equity. All other non-owner changes primarily relate to the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contract.
The reconciliation of the components of accumulated other comprehensive income (loss) is as follows (in thousands):

	Unfunded	Unrealized
	Projected	(Loss) Gain
	Benefit	on
	Obligation	Derivatives
	(Net of Tax)	(Net of Tax)	Total
Balance as of December 31, 2006	$(18,150)	$(637)	$(18,787)
Changes during the period, net of tax	842	621	1,463

Balance as of June 30, 2007	$(17,308)	$(16)	$(17,324)

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–
(Continued)
The following is a summary of the components of other comprehensive income (loss) (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss)	$3,514	$(244,357)	$24,246	$(248,676)

Other comprehensive (loss) income:

Net periodic pension benefit cost (Note 10):

Amortization of prior service cost	320	-	352	-
Tax effect	(57)	-	(85)	-

Amortization of prior service cost, net of tax	264	-	267	-

Amortization of net loss	438	-	758	-
Tax effect	(78)	-	(183)	-

Amortization of net loss, net of tax	360	-	575	-

Unrealized loss (gain) on cash flow hedges (Note 9):

Unrealized loss (gain) on cash flow hedges:	1,366	(722)	1,026	(722)
Tax effect	(539)	286	(405)	286

Unrealized loss (gain) on cash flow hedges, net of tax	827	(436)	621	(436)

Total comprehensive income (loss)	$4,965	$(244,793)	$25,709	$(249,112)

Note 9 – Derivative Financial Instruments
The 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The fair value of these derivatives on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at a fair market value of $0.6 million in other liabilities on our balance sheet at June 30, 2007. We recorded a loss on these derivative features of approximately $0.5 million and $1.2 million for the three months ended June 30, 2007 and 2006, respectively and recorded a loss of approximately $0.5 million and $1.7 million for the six months ended June 30, 2007 and 2006, respectively, in connection with the mark-to-market of these derivative features.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
During the second quarter of 2006, we entered into a contract to hedge the variability in cash flow associated with $100 million of our credit facility. The interest payments under our credit facility term loans are based on LIBOR plus a margin. To protect our cash flows resulting from changes in interest rates, we entered into a $100 million notional principal interest rate swap that effectively converted the floating rate LIBOR-based payments to fixed payments at 5.33% plus the margin calculated under our credit facility agreement, which expires in November 2011. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”), we recorded a liability for the present value of the increase in interest over the remaining term of our credit facility agreement of approximately $26,000 as of June 30, 2007. This amount is reflected in accumulated other comprehensive income (loss), net of $10,000 in taxes, as we have designated the contract as a cash flow hedge. This amount will be released into earnings over the life of the swap agreement through periodic interest payments.
During the second quarter of 2005, we entered into an interest rate swap agreement in the notional amount of $100.0 million to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. This agreement was not designated as a hedging instrument under SFAS No. 133. We recorded a loss on this derivative instrument of $3.0 million and $1.5 million for the three and six months ended June 30, 2006, respectively, as a result of fluctuations in market interest rates. This interest rate swap agreement was sold in the second quarter of 2006. The gain on the settlement of the interest rate swap agreement of $2.8 million was recorded in the loss (gain) on derivative instruments on our financial statements.
Note 10— Retirement Plans
401(k) Plan
We provide a defined contribution plan (“401(k) Plan”) to almost all of our employees. We make contributions to our 40(k) Plan on behalf of employee groups that are not covered by our defined benefit retirement plan. Contributions made by us vest based on the employee’s years of service. Vesting occurs in 20% annual increments until the employee is 100% vested after five years. We match 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. We contributed $0.8 million to the 401(k) Plan in each of the three months ended June 30, 2007 and 2006, respectively, and contributed $1.5 million to the 401(k) Plan in each of the six months ended June 30, 2007 and 2006, respectively.
Retirement Plans
We have a noncontributory defined benefit retirement plan covering a certain number of our employees. Contributions for traditional participants are based on periodic actuarial valuations and are charged to operations on a systematic basis over the expected average remaining service lives of current employees. The net pension expense is assessed in accordance with the advice of professionally qualified actuaries. The benefits under the defined benefit plans are based on years of service and compensation. Contributions for cash balance participants are based on 5% of

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
each participant’s eligible compensation and are made quarterly to each participant’s account.
Components of the Net Periodic Benefit Cost recognized were (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$550	$625	$1,100	$1,250
Interest cost	1,500	1,400	3,000	2,800
Expected return on plan assets	(1,550)	(1,475)	(3,100)	(2,950)
Amortization of prior service cost	25	30	50	60
Amortization of net loss	325	320	650	640

Net periodic benefit cost	$850	$900	$1,700	$1,800

We contributed $0.8 million and $0.4 million to our defined benefit plan during the three months ended June 30, 2007 and 2006, respectively, and contributed $1.5 million and $0.8 million to our defined benefit plan during the six months ended June 30, 2007 and 2006, respectively. We expect to contribute a total of $3.0 million during 2007.
We also maintain a non-qualified, unfunded Supplemental Excess Retirement Plan from which we paid out a total of $3,000 and $4,000 to retired employees during the three months ended June 30, 2007 and 2006, respectively and paid out a total of $6,000 to retired employees in each of the six months ended June 30, 2007 and 2006, respectively.
Note 11 – Income Taxes
We recorded a provision for income taxes of $3.5 million for the three months ended June 30, 2007 compared to a benefit of $92.2 million for the same period last year and recorded a provision of $2.3 million for the six months ended June 30, 2007 compared to a benefit of $93.9 million for the same period last year. Our annual effective income tax rate was 45.3% and 27.1% for the six months ended June 30, 2007 and 2006, respectively.
On January 1, 2007, we adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109 (“SFAS 109”) “Accounting for Income Taxes,” clarifying the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This statement prescribes a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely than not to be sustained upon examination by taxing authorities. As a result of the implementation of FIN 48, we did not recognize any liability for unrecognized income tax benefits and we recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2007, we had not accrued any such amounts related to uncertain tax positions. We file numerous consolidated and separate entity income tax returns in the U.S.,

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
Puerto Rico, and state jurisdictions. Tax years 2003-2006 remain open to examination by major taxing jurisdictions.
Note 12— Income (loss) per Share
Basic and diluted income (loss) per common share are computed in accordance with SFAS No. 128 “Earnings per Share”. Basic income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding. For the three and six months ended June 30, 2006, there is no difference between basic and diluted income (loss) per share since potential common shares from the assumed conversion of contingently convertible debt and from the exercises of stock options and phantom units are anti-dilutive and therefore, are excluded from the calculation of income (loss) per share.
Options to purchase 3,649,000 and 1,473,000 shares of common stock and phantom units were outstanding as of June 30, 2007 and 2006, respectively and were exercisable into 1,529,000 and 139,000 shares of common stock for the three months ended June 30, 2007 and 2006, respectively, and were exercisable into 1,272,000 and 155,000 shares of common stock for the six months ended June 30, 2007 and 2006, respectively. The exercisable shares of common stock for the three and six months ended June 30, 2006 were not included in the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. Unvested restricted stock awards of 775,000 and 1,544,000 were outstanding at June 30, 2007 and 2006, respectively. The weighted value of the 1,544,000 unvested restricted stock awards outstanding at June 30, 3006 was not included in the calculation of diluted loss per share for the three or six months ended June 30, 2006 because the effect of its inclusion would have been anti-dilutive.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–
(Continued)
The following is a reconciliation of income (loss) available to common shareholders from continuing operations and weighted-average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator for income (loss) per common share calculation:

Income (loss) available to common shareholders from continuing operations, basic	$3,933	$(244,869)	$1,947	$(246,555)
Interest expense on contingently convertible debt, net of tax	–	–	1,015	–
Derivative loss, net of tax	–	–	302	–

Income (loss) available to common shareholders from continuing operations, diluted	$3,933	$(244,869)	$3,264	$(246,555)
(Loss) income available to common shareholders from discontinued operations, basic and diluted	(419)	512	22,299	(2,121)

Net income (loss) available to common shareholders, diluted	$3,514	$(244,357)	$25,563	$(248,676)

Denominator for income (loss) per common stock calculation:
Weighted-average common shares, basic	49,141	50,217	49,078	50,502
Effect of dilutive securities:
Stock options and restricted stock	2,033	–	1,754	–
Contingent convertible debt	–	–	3,353

Weighted-average common shares, diluted	51,174	50,217	54,185	50,502

Basic income (loss) per common share:
Continuing operations	0.08	(4.88)	0.04	(4.88)
Discontinued operations	(0.01)	0.01	0.45	(0.04)

	$0.07	$(4.87)	$0.49	$(4.92)

Diluted income (loss) per common share
Continuing operations	0.08	(4.88)	0.06	(4.88)
Discontinued operations	(0.01)	0.01	0.41	(0.04)

	$0.07	$(4.87)	$0.47	$(4.92)

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
Note 13 — Restructuring Benefit
During the fourth quarter of 2006, we initiated a plan to centralize accounting for all of our 29 owned and/or operated stations and to eliminate or reduce other identified costs. The plan included a workforce reduction of 81 employees primarily from station accounting offices. Accordingly, we recorded a pre-tax restructuring charge for the year ended December 31, 2006 of approximately $4.7 million. Charges incurred in relation to the reorganization plan were accounted for under SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” At December 31, 2006, the balance of the restructuring reserve liability was $4.3 million.
During the six months ended June 30, 2007, we accrued an additional $0.4 million of temporary help costs incurred as we transition from a decentralized to a centralized accounting operation and we adjusted our accrual by $0.3 million to reduce anticipated severance costs for employees that remained with us in new positions. Also, during the six months ended June 30, 2007, we paid approximately $2.7 million of these severance and contractual costs. We expect to pay the remaining severance and related balance of approximately $1.4 million within the next three months and the remaining contractual and other balance of approximately $0.2 million over the next four years.
The activity for the restructuring reserve liability for the six months ended June 30, 2007 is as follows (in thousands):

		Six months ended June 30, 2007
	Balance as of
	December 31,	Expenses	Payments	Adjustments(1)	Balance as of
	2006				June 30, 2007
Severance and related	$(3,982)	$(405)	$2,642	$314	$(1,431)
Contractual and other	(269)	-	107		(162)

Total	$(4,251)	$(405)	$2,749	$314	$(1,593)

(1)	Adjustment to restructuring reserve liability for employees for which severance costs will not be paid as they transferred to other employment opportunities within our Company.
Note 14— Contingencies
GECC Note
In connection with the formation of the joint venture with NBC Universal, General Electric Capital Corporation (“GECC”) provided an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9% per annum thereafter. The joint venture has historically produced cash flows to support the interest payments and to maintain minimum

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
levels of required working capital reserves. In addition, the joint venture has made cash distributions to our Company and to NBC Universal from the excess cash generated by the joint venture of approximately $28.3 million on average each year during the past three years. Accordingly, we expect that the interest payments on the GECC Note will be serviced solely by the cash flow of the joint venture. The GECC Note is not an obligation of ours, but has recourse to the joint venture, our Company’s equity interests therein and to our Company pursuant to a guarantee. If the joint venture were to default on its obligations and became unable to pay principal or interest on the GECC Note and GECC could not otherwise be repaid its money from the joint venture, GECC could require us to pay the shortfall of any outstanding amounts under the GECC Note. If this happened, our Company could experience material adverse consequences, including:
•	GECC could force us to sell the stock of LIN Television held by us to satisfy outstanding amounts under the GECC Note;
•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of our credit facility and other outstanding indebtedness; or
•	if the GECC Note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, our Company may incur a substantial tax liability.
The joint venture is approximately 80% owned by NBC Universal. NBC Universal controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC Note are primarily within NBC Universal’s control.
Note 15 – Share Repurchase Program
On August 17, 2005, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $200.0 million of our class A common stock. Share repurchases under the program may be made from time to time in the open market or in privately negotiated transactions. During the six months ended June 30, 2006, we repurchased 1,437,700 shares of our class A common stock for $13.2 million and an aggregate of 1,806,428 shares of our class A common stock for $18.0 million since the inception of the program. We did not repurchase any shares during the six months ended June 30, 2007.
Note 16 – Recent Accounting Pronouncements
In May 2007, the FASB issued FASB Staff Position (FSP) 48-1 “Definition of Settlement in FASB Interpretation No. 48” (“FSP 48-1”), to amend FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), by defining what constitutes an “ultimate settlement” and “ultimately settled” as used in FIN 48 relative to previously unrecognized tax benefits where the only factor preventing recognition of a tax benefit was the completion of an examination or audit by a taxing authority. The guidance in FSP 48-1 states that ultimate settlement can occur upon examination by a taxing authority. The FSP cautions that a decision whether ultimate settlement has occurred is a matter of judgment and should be

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)
made after evaluating the existence of conditions outlined in FSP 48-1. FSP 48-1 is to be adopted upon initial application of FIN 48, and if FIN 48 has already been adopted, as in our case, we are to retrospectively apply FIN 48 using the guidance outlined in FSP 48-1. Because we did not recognize any tax benefits or record any liabilities for unrecognized income tax benefits upon our adoption of FIN 48, the retrospective application of FIN 48-1 using the guidance in FSP 48-1, will have no impact on our consolidated financial statements.
In May 2007, the FASB issued FASB Staff Position (FSP) 39-1 “Amendment of FASB Interpretation No. 39” (“FSP 39-1”) to amend FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”). The amendments allow a reporting entity to make an accounting policy decision to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instrument(s) recognized at fair value if the derivative(s) are executed with the same counterparty under a master netting arrangement, as defined in FIN 39. A reporting entity’s decision to offset or not must be consistently applied and should be disclosed. The entity must also disclose the separate amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting arrangements. FSP 39-1 is effective for fiscal years beginning after November 15, 2007. We do not expect FSP 39-1 to have a material impact on our consolidated financial statements. We will adopt FSP 39-1 effective January 1, 2008.
In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS No. 115,” which is effective the first fiscal year that begins after November 15, 2007. SFAS 159 permits us to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We do not expect SFAS 159 to have a material impact on our consolidated financial statements. We plan to adopt SFAS 159 effective January 1, 2008.
In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007 for all companies. The objective of SFAS 157 is to define fair value, establish a framework for measuring fair value and expand disclosures concerning a company’s fair value measurements. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements. We will adopt SFAS 157 effective January 1, 2008.

LIN TV Corp.
Management’s Discussion and Analysis

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations as discontinued under the provisions of SFAS 144 for all periods presented. Accordingly, for all years discussed, our management’s discussion and analysis of financial condition and results of operations reflects the Puerto Rico operations as discontinued.
Special Note About Forward-Looking Statements
This report contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under this caption Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe them to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. We cannot assure you that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include those discussed under the caption Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2006, as well as the following:
•	volatility and changes in our advertising revenues;

•	restrictions on our operations due to, and the effect of, our significant indebtedness;

•	effects of complying with accounting standards, including with respect to the treatment of our intangible assets;

•	increases in our cost of borrowings or inability or unavailability of additional debt or equity capital;

•	increased competition, including from newer forms of entertainment and entertainment media, or changes in the popularity or availability of programming;

•	increased costs, including increased news and syndicated programming costs and increased capital expenditures as a result of acquisitions or necessary technological enhancements such as additional expenditures related to the transition to digital broadcasting;

•	effects of our control relationships, including the control that Hicks Muse and its affiliates have with respect to corporate transactions and activities we undertake;

•	adverse state or federal legislation or regulation or adverse determinations by regulators, including adverse changes in, or interpretations of, the exceptions to the FCC “duopoly” rule;

•	adverse changes in the national or local economies in which our stations operate;

•	softening of the domestic advertising market;

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
•	further consolidation of national and local advertisers;

•	global or local events that could disrupt television broadcasting;

•	risks associated with acquisitions including integration of our acquired station businesses;

•	changes in TV viewing patterns, ratings and commercial viewing measurement;

•	the execution and timing of retransmission consent agreements relating to our digital revenues;

•	changes in our television network affiliation agreements; and

•	seasonality of the broadcast business due primarily to political advertising in even years.
Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Executive Summary
Our Company owns and operates and/or programs 29 television stations in 17 mid-sized markets in the United States. Our operating revenues are derived primarily from the sale of advertising time to local and national advertisers and, to a much lesser extent, from other broadcast-related activities, including compensation paid by networks for the broadcast of their programming and subscriber fees earned from fee-based television services.
We recorded net income of $3.5 million and net loss of $244.4 million for the three months ended June 30, 2007 and 2006, respectively, and recorded net income of $24.2 million and net loss of $248.7 million for the six months ended June 30, 2007 and 2006, respectively. The following are some of the key developments in our operations for the six months ended June 30, 2007:
•	Net revenues increased 2% primarily due to the KASA-TV Acquisition and increases in local airtime sales and digital revenue, offset largely by decreases in political revenue and national airtime sales.

•	Operating costs decreased 68% as compared to last year as a result of;
o	a 2006 second quarter impairment charge of $ 333.6 million comprised of a broadcast license impairment charge of $238.3 million and a goodwill impairment charge of $95.3 million,

o	2006 second quarter severance costs related to the retirement of our former Chief Executive Officer of $6.9 million,

o	reduced depreciation and amortization expenses and lower program amortization and corporate expense during 2007, offset by

o	increased costs in 2007 as a result of the KASA-TV Acquisition.
•	On February 22, 2007 we completed the KASA-TV Acquisition for a total purchase price of $55.0 million in cash.

•	On March 30, 2007, we completed the sale of the Puerto Rico operations for a total sales price of $131.9 million in cash, subject to a working capital adjustment.

•	On March 30, 2007 we used the proceeds from the sale of the Puerto Rico operations to repay $70.0 million of our term loans and to repay borrowings incurred to fund the KASA-TV Acquisition.

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
Critical Accounting Policies and Estimates and Recently Issued Accounting Pronouncements
Certain of our accounting policies, as well as estimates that we make, are critical to the presentation of our financial condition and results of operations since they are particularly sensitive to our judgment. Some of these policies and estimates relate to matters that are inherently uncertain. The estimates and judgments we make affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets, bad debts, program rights, income taxes, stock-based compensation, pensions, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and it is possible that such differences could have a material impact on our consolidated financial statements. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements” included in Item 7 and “Summary of Significant Accounting Policies” (Note 1) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2006. Since December 31, 2006, there have been no significant changes to our critical accounting policies.
Recent Accounting Pronouncements
In May 2007, the FASB issued FASB Staff Position (FSP) 48-1 “Definition of Settlement in FASB Interpretation No. 48” (“FSP 48-1”), to amend FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), by defining what constitutes an “ultimate settlement” and “ultimately settled” as used in FIN 48 relative to previously unrecognized tax benefits where the only factor preventing recognition of a tax benefit was the completion of an examination or audit by a taxing authority. The guidance in FSP 48-1 states that ultimate settlement can occur upon examination by a taxing authority. The FSP cautions that a decision whether ultimate settlement has occurred is a matter of judgment and should be made after evaluating the existence of conditions outlined in FSP 48-1. FSP 48-1 is to be adopted upon initial application of FIN 48, and if FIN 48 has already been adopted, as in our case, we are to retrospectively apply FIN 48 using the guidance outlined in FSP 48-1. Because we did not recognize any tax benefits or record any liabilities for unrecognized income tax benefits upon our adoption of FIN 48, the retrospective application of FIN 48-1 using the guidance in FSP 48-1, will have no impact on our consolidated financial statements.
In May 2007, the FASB issued FASB Staff Position (FSP) 39-1 “Amendment of FASB Interpretation No. 39” (“FSP 39-1”) to amend FASB Interpretation No. 39, “Offsetting

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
of Amounts Related to Certain Contracts” (“FIN 39”). The amendments allow a reporting entity to make an accounting policy decision to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instrument(s) recognized at fair value if the derivative(s) are executed with the same counterparty under a master netting arrangement, as defined in FIN 39. A reporting entity’s decision to offset or not must be consistently applied and should be disclosed. The entity must also disclose the separate amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting arrangements. FSP 39-1 is effective for fiscal years beginning after November 15, 2007. We do not expect FSP 39-1 to have a material impact on our consolidated financial statements. We will adopt FSP 39-1 effective January 1, 2008.
In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS No. 115,” which is effective the first fiscal year that begins after November 15, 2007. SFAS 159 permits us to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We do not expect SFAS 159 to have a material impact on our consolidated financial statements. We plan to adopt SFAS 159 effective January 1, 2008.
In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007 for all companies. The objective of SFAS 157 is to define fair value, establish a framework for measuring fair value and expand disclosures concerning a company’s fair value measurements. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements. We will adopt SFAS 157 effective January 1, 2008.
Results of Operations
Set forth below are key components that contributed to our operating results for the three and six months ended June 30, 2007 and 2006, respectively.
Our results of operations from period to period are affected by the impact of consolidating KASA-TV, effective July 26, 2006, in accordance with FIN 46R. As a result, our future reported financial results may not be comparable to the historical financial information and comparisons of any period may not be indicative of future financial performance.
Our consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations as discontinued under the provisions of SFAS 144 for all periods presented.
Our results of operations for the three and six months ended June 30, 2007 and 2006, respectively are as follows (in thousands):

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)

	Three months ended			Six months ended
	June 30,			June 30,
	2007	2006	% change	2007	2006	% change
	(numbers are in thousands)
Revenues:
Local time sales	$71,604	$69,346	3%	$138,789	$132,288	5%
National time sales	38,055	38,693	-2%	70,899	72,862	-3%
Political time sales	979	5,104	-82%	1,581	6,954	-78%
Digital revenues	3,373	1,668	102%	5,848	3,267	79%
Network compensation	939	484	94%	1,833	1,302	41%
Barter revenues	2,347	2,174	8%	4,309	4,380	-2%
Other revenues	1,040	844	23%	1,831	1,513	21%
Agency commissions	(15,059)	(15,604)	-3%	(28,702)	(29,317)	-2%

Net revenues	103,278	102,709	1%	196,388	193,249	2%

Operating costs and expenses:

Direct operating (1)	28,874	27,316	6%	57,892	55,320	5%
Selling, general and administrative	30,021	30,071	0%	58,945	59,585	-1%
Amortization of program rights	6,297	6,359	-1%	12,484	12,760	-2%
Corporate	5,838	12,807	-54%	10,975	18,580	-41%
Depreciation and amortization of intangible assets	8,757	9,012	-3%	17,590	19,586	-10%
Impairment of intangible assets and goodwill	–	333,553	-100%	–	333,553
Restructuring charge (benefit)	188	–	–	91	–	–

Total operating costs and expenses	79,975	419,118	-81%	157,977	499,384	-68%

Operating income	$23,303	$(316,409)	107%	$38,411	$(306,135)	113%

(1)	Excluding depreciation of $8.2 million and $7.9 million for the three months ended June 30, 2007 and 2006, respectively. and $16.4 million and $17.0 million for the six months ended June 30, 2007 and 2006, respectively.
Period Comparison
Net revenues consist primarily of national, local and political advertising revenues, net of sales adjustments and agency commissions. Additional amounts are generated from Internet revenues, retransmission consent fees, barter revenues, network compensation, production revenues and tower rental income.
Net revenues increased 1%, or $0.6 million, for the three months ended June 30, 2007 compared with the three months ended June 30, 2006. The increase was primarily due to: (a) an increase of $3.7 million related to the KASA-TV Acquisition, (b) an increase in digital revenue, excluding the impact of the KASA-TV Acquisition, of $1.5 million, (c) a decrease in sales-related agency commissions, excluding the impact of the KASA-TV Acquisition, of $1.1 million, (d) an increase in network compensation, excluding the impact of the KASA-TV Acquisition, of $0.5 million and (e) an increase in local airtime sales, excluding the impact of the KASA-TV Acquisition, of $0.3 million, partially offset by (e) a decrease in political revenue of $4.1 million and (f) a decrease in national airtime sales, excluding the impact of the KASA-TV Acquisition, of $2.2 million. The decrease in national airtime sales was due in large part to lower spending by automotive advertisers in the second quarter of 2007 compared to the same period last year. The decrease in political revenues in 2007 is a result of having fewer Congressional, state and local elections than in 2006.
Net revenues increased 2%, or $3.1 million, for the six months ended June 30, 2007 compared with the six months ended June 30, 2006. The increase was primarily due to: (a) an increase in net revenues of $6.9 million related to the KASA-TV Acquisition, (b) an increase in local airtime sales, excluding the impact of the KASA-TV Acquisition, of $2.7 million, (c) an increase in digital revenue, excluding the impact of the KASA-TV Acquisition, of $2.3 million, (d) a decrease in sales-related agency commissions, excluding the impact of the KASA-TV Acquisition, of $1.6 million and (e) an increase in network compensation, excluding the impact of the KASA-TV Acquisition, of $0.5 million, partially offset by (f) a decrease in political revenue of $5.4 million and (g) a

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
decrease in national airtime sales, excluding the impact of the KASA-TV Acquisition of $5.3 million. The decrease in political revenues in 2007 is a result of having fewer Congressional, state and local elections than in 2006. The decrease in national airtime sales was due in large part to lower spending by automotive advertisers in the first half of 2007 compared to the same period last year.
Local advertising revenues for the three and six months ended June 30, 2007, increased 3% and 5%, respectively, over the comparable period last year. Local advertising revenue has become increasingly important to our industry and is typically a more stable source of revenue than national advertising revenue. Our Company operates the number one or number two local news stations in 82% of our markets.
Operating Costs and Expenses
Direct operating expenses (excluding depreciation and amortization of intangible assets), which consists primarily of news, engineering, programming and music licensing costs, increased $1.6 million, or 6%, for the three months ended June 30, 2007 compared to the same period last year. The increase is due to additional operating expenses from the KASA-TV Acquisition of $0.7 million, an increase in employee compensation of $0.4 million, or 2%, over the prior year and smaller increases in barter expense and network affiliation expense totaling $0.5 million.
Direct operating expenses increased $2.6 million, or 5%, for the six months ended June 30, 2007 compared to the same period last year. The increase was primarily due to additional operating expenses from the KASA-TV Acquisition of $1.5 million and an increase in employee compensation and other costs of $1.1 million, or 3%, compared to the same period last year.
Selling, general and administrative expenses, consisting primarily of employee salaries, sales commissions, employee benefit costs, advertising, promotional expenses and research, remained relatively unchanged for the three months ended June 30, 2007 compared to the same period last year. Decreases in contractual costs barter expenses, legal fees and stock-based compensation totaling $1.3 million were offset by increases due to additional operating expenses from the KASA-TV Acquisition of $0.8 million and an increase in compensation cost and employee benefit costs of $0.5 million, or 5%, compared to the same period last year.
Selling, general and administrative expenses decreased $0.6 million, or 1%, for the six months ended June 30, 2007 compared to the same period last year. Decreases in contractual costs, barter expense and legal costs, totaling $1.7 million, and other smaller increases in property taxes, bad debt expense and stock-based compensation, totaling $1.2 million, were partially offset by additional operating expenses from the KASA-TV Acquisition of $1.4 million and an increase in compensation cost and employee benefit costs of $0.9 million, or 2%, compared to the same period last year.
Amortization of program rights, which represent costs associated with the amortization of syndicated programming, features and specials, remained relatively unchanged for the three months ended June 30, 2007 and decreased $0.3 million, or 2%, for the six months ended June 30, 2007, compared to the same periods last year.
Corporate expenses, which represent costs associated with the centralized management of our stations, decreased $7.0 million, or 54%, and $7.6 million, or 41%,

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
for the three and six months ended June 30, 2007, respectively, compared to the same periods last year due primarily to reductions in corporate costs from the second quarter of 2006, which included severance costs of $6.9 million, including $1.3 million of stock-based compensation, related to the retirement of our former Chief Executive Officer.
Depreciation and amortization of intangible assets decreased $0.3 million, or 3%, and $2.0 million, or 10%, for the three and six months ended June 30, 2007, respectively, compared to the same periods last year. These decreases are due to lower amortization expense related to short-lived intangible assets that became fully amortized in 2006.
Impairment of intangible assets and goodwill recognized during the second quarter of 2006 included a broadcast license impairment charge of $238.3 million relating to fifteen of our television stations and a goodwill impairment charge of $95.3 million. As required by SFAS 142, we tested our unamortized intangible assets as of June 30, 2006, which was between annual tests, because we believed, based upon the continued decline in the trading price of our class A common stock and the departure of our former Chief Executive Officer, it was more likely than not that the fair value of our reporting units would fall below their carrying amounts. We performed our test of our broadcast licenses and goodwill for impairments as of June 30, 2006. We used market information not available as of December 31, 2005 to calculate the fair value of our broadcast licenses and reporting units. The impairment tests as of June 30, 2006 used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except that the operating profit margins ranged from 25.6% to 52.9%.
Restructuring charge recognized during the three and six months ended June 30, 2007 of $188,000 and $91,000, respectively, related to temporary help costs incurred as we transition from a decentralized to a centralized accounting operation, offset by severance costs that were forfeited by certain employees upon transferring to other employment opportunities within our Company.
The activity for the restructuring reserve liability for the six months ended June 30, 2007 is as follows (in thousands):

		Six months ended June 30, 2007
	Balance as of
	December 31,	Expenses	Payments	Adjustments(1)	Balance as of
	2006				June 30, 2007
Severance and related	$(3,982)	$(405)	$2,642	$314	$(1,431)
Contractual and other	(269)	-	107		(162)

Total	$(4,251)	$(405)	$2,749	$314	$(1,593)

(1)	Adjustment to restructuring reserve liability for employees for which severance costs will not be paid as they transferred to other employment opportunities within our Company.
We expect to pay the severance and related balance of approximately $1.4 million within the next three months and the remaining contractual and other balance of approximately $0.2 million over the next four years.

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
Other Expense (Income)
Interest expense, net decreased $1.7 million, or 10%, for the three months ended June 30, 2007 compared to the same period last year due to a decrease in average borrowings outstanding as a result of the $70.0 million prepayment of our term loans under our credit facility made during the first quarter of 2007.
Interest expense, net decreased $0.5 million, or 1%, for the six months ended June 30, 2007 compared to the same period last year due to a decrease in average borrowings outstanding, partially offset by higher average credit facility interest rates, which are based on the LIBOR rate plus an applicable margin rate defined in the credit facility agreement and an increase in other interest costs of $0.5 million due to finance charges related to the KASA-TV Acquisition during the first quarter of 2007.
The following summarizes our total net interest expense (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest Expense
Credit facility	$3,920	$5,403	$9,498	$10,472
$375,000, 6 1/2% Senior Subordinated Notes	6,405	6,405	12,750	12,741

$190,000, 6 1/2% Senior Subordinated Notes-Class B	3,719	3,714	7,403	7,392

$125,000, 2.50% Exchangeable Senior Subordinated Debentures	1,871	1,879	3,742	3,750

Total interest expense	15,915	17,401	33,393	34,355

Other interest costs and (interest income)	(244)	(21)	241	(227)

Total interest expense, net	$15,671	$17,380	$33,634	$34,128

Share of (income) loss in equity investments increased $1.6 million and $0.3 million for the three and six months ended June 30, 2007, respectively, compared to the same periods last year due to fluctuations in the operating results for the joint venture with NBC Universal and the second quarter 2006 impairment charge of $5.9 million relating to the broadcast license of WAND(TV).
Loss on derivative instruments arising from mark-to-market valuation changes were $0.5 million and $1.5 million for the three months ended June 30, 2007 and 2006, respectively, and $0.5 million for each of the six month periods ended June 30, 2007 and 2006, respectively. The change in the loss on derivative instruments in the second quarter 2007 compared to the same period last year was due to fluctuations in market interest rates, offset by the settlement on the sale of an interest rate swap agreement of $2.8 million recorded in the second quarter of 2006.
During 2007, these instruments consisted of the embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures. During 2006, these instruments consisted of the embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures and an interest rate swap arrangement which we

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
entered into during the second quarter of 2005 and settled during the second quarter of 2006.
Other items included a loss on the extinguishment of debt of $0.6 million for the six months ended June 30, 2007, which related to the first quarter 2007 write-off of unamortized financing fees in connection with the prepayment of $70.0 million of the term loans under our credit facility as a result of the sale of the Puerto Rico operations. In the second quarter of 2006, a $5.0 million loss was included in other, net related to the impairment of our investment in U.S. Digital Television LLC (“USDTV”), which filed for bankruptcy protection on July 11, 2006.
Provision for income taxes increased $95.8 million for the three months ended June 30, 2007 compared to a benefit of $92.2 million for the same period last year and increased $96.2 million for the six months ended June 30, 2007 compared to a benefit of $93.9 million for the same period last year. The increase in our provision for each of the three and six month periods ended June 30, 2007 was a result of the $333.6 million impairment charge of intangible assets and goodwill we recorded in the second quarter of 2006. Our annual effective income tax rate was 45.3% and 27.1% for the six months ended June 30, 2007 and 2006, respectively. The increase in the effective tax rate for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily a result of deferred state tax expense in the six months ended June 30, 2007 and a non-recurring impairment charge of intangible assets and goodwill we recorded in the six months ended June 30, 2006.
Results of Discontinued Operations
On March 30, 2007, we sold the Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash, subject to a working capital adjustment and, as a result, we recorded a gain on the sale of $22.7 million, net of income tax benefit, in our 2007 operating results. During the second quarter of 2007, the gain we recorded of $23.1 million in the first quarter of 2007 was adjusted downward by $0.4 million to reverse the minimum pension liability previously recorded in accumulated other comprehensive income related to the noncontributory defined benefit retirement plan for the Puerto Rico operations.
Our unaudited condensed consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations as discontinued under the provisions of SFAS No. 144 for all periods presented.
The carrying amounts of assets and liabilities of the Puerto Rico operations segregated on our balance sheet as “Held for Sale” under the provisions of SFAS 144, are as follows (in thousands):

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)

December 31, 2006
Cash	$6,244
Accounts receivable	7,567
Program rights	4,192
Other current assets	2,173

Total current assets	20,176
Property and equipment, net	29,130
Program rights	3,979
Goodwill	4,828
Intangible assets, net	68,052

Total assets	$126,165

Accounts payable	$933
Accrued sales volume	4,018
Other accrued expenses	3,826
Program obligations	4,156

Total current liabilities	12,933
Program obligations	1,247
Other liabilities	915

Total liabilities	$15,095

The following table presents summarized information for the Puerto Rico operations for the periods shown (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net revenues	$-	$12,696	$9,868	$22,970
Operating income (loss)	-	1,300	1,094	(125)
Net income (loss)	-	512	(368)	(2,121)
Liquidity and Capital Resources
Our principal sources of funds for working capital have historically been cash from operations and borrowings under our credit facility. At June 30, 2007, our Company had cash of $16.7 million and an undrawn, but committed, $275.0 million revolving credit facility, all of which was available as of June 30, 2007 subject to certain covenant restrictions.
Contractual Obligations
The following summarizes our estimated future contractual cash obligations at June 30, 2007 (in thousands):

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)

	July-
	December
	2007	2008-2010	2011-2012	Thereafter	Total
Principal payments and mandatory redemptions on debt (1)	$10,313	$123,756	$70,931	$690,000	$895,000
Cash interest on debt (2)	27,099	100,382	138,272	77,297	343,050
Program payments (3)	12,825	52,506	18,435	1,638	85,404
Operating leases (4)	4,477	2,203	323	507	7,510
Operating agreements(5)	18,583	17,200	(1,349)	(1,226)	33,208
Local marketing agreement payments (6)	33	-	-	-	33
Severance and contractual costs from restructuring(7)	1,519	71	3	-	1,593

Total	$74,849	$296,118	$226,615	$768,216	$1,365,798

(1)	We are obligated to repay our credit facility on November 4, 2011, each of our 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes — Class B on May 15, 2013 and our 2.50% Exchangeable Senior Subordinated Debentures on May 1, 2033. However, the holders of our 2.50% Exchangeable Senior Subordinated Debentures can require us to purchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028.

(2)	We are obligated to make mandatory quarterly payments on the $205.0 million term loan under our credit facility beginning December 2007. We have contractual obligations to pay cash interest on our credit facility, as well as commitment fees of approximately 0.50% on our revolving credit facility through 2011, and on each of our 6 1/2% Senior Subordinated Notes through 2013, our 6 1/2% Senior Subordinated Notes — Class B and our 2.50% Exchangeable Senior Subordinated Debentures. We are obligated to pay contingent interest to holders of our 2.50% Exchangeable Senior Subordinated Debentures during any six-month period commencing May 15, 2008, if the average trading price of the debentures for a five trading day measurement period immediately preceding the first day of the applicable six-month period equals 120% or more of the principal amount of the debentures. The contingent interest to be paid would equal 0.25% per annum per $1,000 principal amount of debentures.

(3)	We have entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $28.8 million of program obligations as of June 30, 2007 and have unrecorded commitments of $56.6 million for programming that is not available to air as of June 30, 2007.

(4)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(5)	We have entered into a variety of operating agreements used in the operation of our stations including rating services, consulting and research services, news video services, news weather services, marketing services and other operating contracts under non-cancelable operating agreements.

(6)	We have entered into local marketing agreements to provide programming, sales and other related services to KNVA-TV for a fixed amount totaling $0.3 million as of June 30, 2007.

(7)	As a result of our 2006 restructuring charge we are committed to payments for future severance and other contractual costs of approximately $1.6 million as of June 30, 2007.
The cash obligations above exclude our defined benefit retirement plans, deferred taxes and executive compensation due to the uncertainty of the future cash flow associated with these items. Additional information regarding our financial commitments at June 30, 2007 is provided in the notes to our consolidated financial statements. See Note 6 “Debt”, Note 10 “Retirement Plans” and Note 14 “Contingencies” of our unaudited condensed consolidated financial statements.

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
Summary of Cash Flows
The following presents summarized cash flow information for the six months ended June 30, (in thousands):

	Six months ended
	June 30,		Increase (Decrease)
	2007	2006	$	%
Cash (used in) provided by operating activities	$(884)	$14,296	(15,180)	-106%
Cash provided by (used in) investing activities	73,701	(5,836)	79,537	1363%
Cash used in financing activities	(68,472)	(8,024)	(60,448)	-753%

Net increase (decrease) in cash and cash equivalents	$4,345	$436	$3,909	897%

Net cash provided by operating activities decreased $15.2 million to $0.9 million for the six months ended June 30, 2007 compared to the same period last year. This decrease was primarily the result of $ 11.3 million more cash utilized by our discontinued operations and $11.3 million more cash utilized from changes in our operating assets and liabilities during the six months ended June 30, 2007 than was used in the same period last year, partially offset by $7.4 million more cash provided during the six months ended June 30, 2007, than was used in the same period last year, from net income (loss) after adjustments to reconcile net income (loss) to net cash provided by operating activities. The increase in cash utilized from changes in our operating assets and liabilities is primarily due to a $10.9 million decrease in accounts payable related to invoices for capital expenditures accrued in 2006 and paid in 2007 and a $10.4 million decrease in accrued compensation as a result of severance and bonus payments accrued in 2006 and paid in the first quarter of 2007, partially offset by $9.2 million in cash provided by changes in accounts receivable during the six months ended June 30, 2007 as compared to the same period last year. The increase in cash from changes in accounts receivable is primarily a result of increased collections during the current year.
Net cash provided by investing activities increased $79.5 million to $73.7 million for the six months ended June 30, 2007 compared to cash used in investing activities of $5.8 million for the same period last year. The increase was due to the $131.9 million in net proceeds received from the sale of the Puerto Rico operations during the three months ended March 31, 2007, partially offset by $52.3 million paid in connection with for the KASA-TV Acquisition during the same three month period. The purchase price for the KASA-TV Acquisition was $55.0 million in cash of which $2.7 million was paid as a refundable deposit in the third quarter of 2006.
Net cash used in financing activities increased $60.4 million to $68.5 million for the six months ended June 30, 2007 compared to the same period last year. The increase was due to the pay-down of our term loans using a portion of the proceeds from the sale of the Puerto Rico operations, offset by the additional borrowings under our revolving loan facility in the first quarter of 2007 to fund the KASA-TV Acquisition, which was also paid-down using a portion of the proceeds from the sale of the Puerto Rico operations. There were no repurchases of our class A common stock in the first six months of 2007. We spent $13.2 million to repurchase our class A common stock in the first six months of 2006.
Based on the current level of our operations and anticipated future growth, both internally generated as well as through acquisitions, we believe that our cash flows from operations, together with available borrowings under our credit facility, will be

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
sufficient to meet our anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the next 12 months and for the foreseeable future.
Description of Indebtedness
The following is a summary of our outstanding indebtedness (in thousands):

	June 30,	December 31,
	2007	2006
Credit Facility	$205,000	$275,000
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 - Class B (net of discount of $11,468 and $12,411 at June 30, 2007 and December 31, 2006, respectively)	178,532	177,589
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $3,685 and $5,791 at June 30, 2007 and December 31, 2006, respectively)	121,315	119,209

Total debt	879,847	946,798
Less current portion	30,938	10,313

Total long-term debt	$848,909	$936,485

Credit Facility
The revolving credit facility may be used for general corporate purposes and acquisition of certain assets, including share repurchases. The credit facility permits us to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. We are required to make mandatory payments of our term loans in the amount of $10.3 million per quarter starting December 31, 2007 and additional payments based on certain debt transactions or the disposal of certain assets. For example, we repaid $70.0 million of our term loans during the six months ended June 30, 2007 using a portion of the proceeds from the sale of the Puerto Rico operations, net of borrowings incurred to fund the KASA-TV Acquisition.
The credit facility contains covenants that, among other things, restrict the ability of our subsidiaries to dispose of assets; incur additional indebtedness; incur guarantee obligations; prepay other indebtedness or amend other debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; make acquisitions; engage in mergers or consolidations; change the business conducted by it; make capital expenditures; or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We are required, under the terms of the credit facility, to comply with specified financial covenant ratios, including maximum leverage ratios and a minimum interest coverage ratio. At June 30, 2007, we were in compliance with all of the covenants under our credit facility.
The credit facility also contains provisions that prohibit any modification of the indentures governing our senior subordinated notes in any manner adverse to the lenders and that limit our ability to refinance or otherwise prepay our senior subordinated notes without the consent of such lenders. (See the table summarizing our

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
total net interest expense for the three and six months ended June 30, 2007 and 2006, respectively in our discussion of “Other Expense (Income) – Interest expense, net”).
The 6 1/2% Senior Subordinated Notes, 6 1/2% Senior Subordinated Notes — Class B and the 2.50% Exchangeable Senior Subordinated Debentures are unsecured and are subordinated in right of payment to all of our senior indebtedness, including indebtedness under our credit facility.
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
The 2.50% Exchangeable Senior Subordinated Debentures have a contingent interest feature that will require us to pay contingent interest at the rate of 0.25% per annum commencing with the six-month period beginning May 15, 2008 if the average trading price of the debentures for a five-day measurement period preceding the beginning of the applicable six-month period equals 120% or more of the principal amount of the debentures. The debentures also have certain exchange rights where the holder may exchange each debenture for shares of our class A common stock based on certain conditions.
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
On May 15, 2008, the exchange rate will be fixed at the exchange rate then in effect. The “base exchange rate” is 26.8240, subject to adjustment, and the “base exchange price” is a dollar amount (initially $37.28) derived by dividing the principal amount per debenture by the base exchange rate. The “incremental share factor” is 23.6051, subject to the same proportional adjustment as the base exchange rate. The “applicable stock price” is equal to the average of the closing sale prices of our common stock over the five trading-day period starting the third trading day following the exchange date of the debentures.

LIN TV Corp.
Management’s Discussion and Analysis–(Continued)
Off Balance Sheet Arrangements
GECC Note
We have guaranteed the GECC Note, which is a $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9% per annum thereafter that was assumed by the NBC joint venture in 1998. The guarantee requires us to pay any shortfall in amounts payable under the GECC Note after the assets of the joint venture were liquidated in the case of a default under the GECC Note. The cash flow generated by the joint venture has serviced the interest on the note and operational requirements of the joint venture since 1998 and has generated an average of $28.3 million in cash distributions to the joint venture partners over the last three years. We believe the fair value of the underlying assets of the joint venture is substantially in excess of the principal amount of the GECC Note. (For more information about the GECC Note, see the description of the NBC Universal Joint Venture in Note 4 to the unaudited condensed consolidated financial statements, the Risk Factor — “The GECC Note could result in significant liabilities and could trigger a change of control under our existing indebtedness, causing our indebtedness to become immediately due and payable”, in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as the description of the GECC Note in Note 14 to our unaudited condensed consolidated financial statements.)
Future Program Rights Agreements
We account for program rights and obligations in accordance with SFAS No. 63, “Financial Reporting by Broadcasters” which requires us to record program rights agreements on our balance sheet on the first broadcast date the related program is available for viewing. We have commitments for future program rights agreements not recorded on our balance sheet at June 30, 2007 of $56.6 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates principally with respect to our credit facility, which is priced based on certain variable interest rate alternatives. There was $205.0 million outstanding as of June 30, 2007 under our credit facility.
Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical one percent increase in the floating rate used as the basis for the interest charged on the credit facility as of June 30, 2007 would result in an estimated $1.1 million increase in annualized interest expense assuming a constant balance outstanding of $205.0 million less the notional amount of $100.0 million covered with an interest rate swap agreement (see below).
During 2007, our derivatives consisted of embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures. Also during 2007, we were party to an interest rate swap agreement classified as a hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
During 2006, our derivatives consisted of embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures and an interest rate swap agreement which we entered into during the second quarter of 2005 and settled during the second quarter of 2006. This agreement was not designated as a hedging instrument under SFAS No. 133.
The embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures have certain features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment each quarter. The value of these features on issuance of the debentures was $21.1 million. This amount was recorded as an original issue discount, and is being accreted through interest expense over the period to May 2008. The derivative features embedded in our 2.50% Exchangeable Senior Subordinated Debentures and our interest rate swap agreement are recorded at fair market value in the line item “Other liabilities” in our unaudited condensed consolidated balance sheet.
We recorded a loss on derivative instruments of $496,000 and $1,500,000 for the three months ended June 30, 2007 and 2006, respectively and $466,000 and $490,000 for the six months ended June 30, 2007 and 2006, respectively, in connection with the marking-to-market adjustment for the derivative features embedded within our 2.50% Exchangeable Senior Subordinated Debentures and, during the first part of 2006, our interest rate swap arrangement.
We are also exposed to market risk related to changes in interest rates through our investing activities. With respect to borrowings, our ability to finance future acquisition transactions may be adversely affected if we are unable to obtain appropriate financing at acceptable rates.
As of June 30, 2007, we were party to an interest rate swap agreement that has been designated as a hedging instrument under SFAS No. 133, in the notional amount of $100.0 million, to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. As of June 30, 2007, in accordance with SFAS No. 133, we recorded a liability for the present value of the increase in interest over the remaining term of the credit facility agreement of approximately $26,000. This amount is reflected in other comprehensive (loss) income, net of $10,000 in taxes, as we have designated the contract as a cash flow hedge. This amount will be released into earnings over the life of the swap.

agreement through periodic interest payments.
Item 4. Controls and Procedures
a)  Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
b)  Changes in internal controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 23, 2005, our Board approved our repurchase of up to $200.0 million of our class A common stock (the “Program”). Share repurchases under the Program may be made from time to time in the open market or in privately negotiated transactions. The Program may be suspended or discontinued at any time. During the six months ended June 30, 2007 no purchases of class A common stock were made under the Program or otherwise.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
LIN TV Corp. held its 2007 Annual Meeting of Stockholders on May 1, 2007. The following matter was approved by the stockholders by the following votes:
The election of three members to the Board of Directors to serve as Class I directors, each for a term of three years.

Nominee	Votes For	Votes Withheld
William S. Banowsky, Jr.	84,833,622	385,199
Dr. William H. Cunningham	83,922,038	1,296,783
Patti S. Hart	84,966,816	252,005
Item 5. Other Information
None.

Item 6. Exhibits
3.1	Second Amended and Restated Certificate of Incorporation of LIN TV Corp., as amended (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

3.2	Second Amended and Restated Bylaws of LIN TV Corp., as amended (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

3.3	Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 (File No. 000-25206) and incorporated by reference herein)

3.4	Restated By-laws of LIN Television Corporation (filed as Exhibit 3.4 to the Registration Statement on Form S-1 of LIN Television Corporation and LIN Holding Corp. (Registration No. 333-54003) and incorporated by reference herein)

4.1	Specimen of stock certificate representing LIN TV Corp. Class A Common stock, par value $.01 per share (filed as Exhibit 4.1 to LIN TV Corp.’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN TV Corp.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation.

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN TV Corp.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP. LIN TELEVISION CORPORATION
Dated: August 9, 2007	By:	/s/ Bart W. Catalane

Bart W. Catalane
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

By:	/s/ William A. Cunningham

William A. Cunningham
Vice President, Controller (Principal Accounting Officer)

Part I. Financial Information
Item 1. Unaudited Financial Statements
LIN Television Corporation
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(in thousands, except share data)
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$16,674	$6,085
Accounts receivable, less allowance for doubtful accounts (2007 - $1,159; 2006 - $1,208)	89,671	90,576
Program rights	8,736	18,139
Assets held for sale	-	20,176
Other current assets	5,666	2,963

Total current assets	120,747	137,939
Property and equipment, net	187,797	199,154
Deferred financing costs	15,903	17,717
Equity investments	61,069	62,744
Program rights	9,223	12,065
Goodwill	534,915	532,972
Broadcast licenses and other intangible assets, net	1,040,007	1,041,153
Assets held for sale	-	105,989
Other assets	14,364	16,113

Total assets	$1,984,025	$2,125,846

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$30,938	$10,313
Accounts payable	5,307	16,099
Accrued compensation	3,768	11,379
Accrued interest expense	5,158	5,144
Accrued contract costs	6,187	5,339
Other accrued expenses	14,505	17,201
Program obligations	20,831	25,939
Liabilities held for sale	-	12,933

Total current liabilities	86,694	104,347
Long-term debt, excluding current portion	848,909	936,485
Deferred income taxes, net	360,838	361,980
Program obligations	8,005	16,836
Liabilities held for sale	-	2,162
Other liabilities	50,334	105,284

Total liabilities	1,354,780	1,527,094

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 shares issued and outstanding at June 30, 2007 and December 31, 2006	9,882	10,031

Stockholders’ equity:
Investment in parent company’s common stock, at cost	(18,005)	(18,005)
Additional paid-in capital	1,092,854	1,087,921
Accumulated deficit	(438,162)	(462,408)
Accumulated other comprehensive loss	(17,324)	(18,787)

Total stockholders’ equity	619,363	588,721

Total liabilities, preferred stock and stockholders’ equity	$1,984,025	$2,125,846

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN TELEVISION CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net revenues

Operating costs and expenses:	$103,278	$102,709	$196,388	$193,249

Direct operating (excluding depreciation of $8.2 million and $7.9 million for the three months ended June 30, 2007 and 2006, respectively, and $16.4 million and $17.0 million for the six months ended June 30, 2007 and 2006, respectively)	28,874	27,316	57,892	55,320
Selling, general and administrative	30,021	30,071	58,945	59,585
Amortization of program rights	6,297	6,359	12,484	12,760
Corporate	5,838	12,807	10,975	18,580
Depreciation and amortization of intangible assets	8,757	9,012	17,590	19,586
Impairment of intangible assets and goodwill	-	333,553	-	333,553
Restructuring charge	188	-	91	-

Total operating costs and expenses	79,975	419,118	157,977	499,384

Operating income (loss)	23,303	(316,409)	38,411	(306,135)
Other expense (income):
Interest expense, net	15,671	17,380	33,634	34,128
Share of (income) loss in equity investments	(1,037)	571	(752)	(1,009)
Minority interest in loss (income) of Banks Broadcasting, Inc.	33	(3,952)	(149)	(4,191)
Loss on derivative instruments	496	1,538	466	492
Loss on extinguishment of debt	-	-	551	-
Other, net	659	5,130	442	4,931

Total other expense, net	15,822	20,667	34,192	34,351

Income (loss) from continuing operations before provision for (benefit from) income taxes	7,481	(337,076)	4,219	(340,486)
Provision for (benefit from) income taxes	3,548	(92,207)	2,272	(93,931)

Income (loss) from continuing operations	3,933	(244,869)	1,947	(246,555)

Discontinued operations:
Income (loss) from discontinued operations, net of provision for (benefit from) income taxes of $0.8 million for the three months ended June 30, 2006 and ($0.7) million and $1.8 million for the six months ended June 30, 2007 and 2006, respectively	-	512	(368)	(2,121)

(Loss) gain from the sale of discontinued operations, net of benefit from income taxes of $2.3 million for the six months ended June 30, 2007	(419)	-	22,667	-

Net income (loss)	$3,514	$(244,357)	$24,246	$(248,676)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN TELEVISION CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(unaudited)

	Investment in			Accumulated
	Parent Company’s	Additional		Other	Total
	Common Stock	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	(at cost)	Capital	Deficit	Loss	Equity	Income (Loss)
	(in thousands, except for share data)
Balance at December 31, 2006	$(18,005)	$1,087,921	$(462,408)	$(18,787)	$588,721	$(233,797)

Amortization of prior service cost, net of tax	-	-	-	38	38	38
Amortization of net loss, net of tax	-	-	-	385	385	385
Unrealized loss on cash flow hedges net of tax	-	-	-	621	621	621
Recognition of accumulated benefit obligation, discontinued operations	-	-	-	419	419	419
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	-	1,528	-	-	1,528
Stock-based compensation	-	3,405	-	-	3,405
Net income	-	-	24,246	-	24,246	24,246

Comprehensive income - 2007						$25,709

Balance at June 30, 2007	$(18,005)	$1,092,854	$(438,162)	$(17,324)	$619,363

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIN Television Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2007	2006
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$24,246	$(248,676)
Loss from discontinued operations	368	2,121
Gain from sale of discontinued operations	(22,667)	-
Adjustment to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization of intangible assets	17,590	19,586
Amortization of financing costs and note discounts	4,311	4,327
Amortization of program rights	12,484	12,760
Program payments	(14,256)	(12,619)
Loss on extinguishment of debt	551	-
Loss on derivative instruments	466	492
Impairment of intangible assets and goodwill	-	333,553
Share of income in equity investments	(752)	(1,009)
Deferred income taxes, net	6,419	(92,387)
Stock-based compensation	2,875	5,578
Other, net	667	1,129

Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	856	(8,317)
Other assets	(797)	(200)
Accounts payable	(10,792)	100
Accrued interest payable	14	(1,329)
Other accrued expenses	(9,628)	734

Net cash provided by operating activities, continuing operations	11,955	15,843
Net cash used in operating activities, discontinued operations	(12,839)	(1,547)

Net cash (used in) provided by operating activities	(884)	14,296

INVESTING ACTIVITIES:
Capital expenditures	(5,141)	(5,165)
Distributions from equity investments	2,214	2,037
Payments for business combinations, net of cash acquired	(52,250)	-
Acquisition of broadcast licenses	-	37
USDTV investment and other investments, net	(605)	(2,341)

Net cash used in investing activities, continuing operations	(55,782)	(5,432)
Net cash provided by (used in) investing activities, discontinued operations	129,483	(404)

Net cash provided by (used in) investing activities	73,701	(5,836)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	1,528	328
Proceeds from borrowings on long-term debt	60,000	5,000
Principal payments on long-term debt	(130,000)	-
Cash expenses associated with early extinguishment of debt	-	(124)
Investment in parent company’s common stock, at cost	-	(13,228)

Net cash used in financing activities, continuing operations	(68,472)	(8,024)
Net cash used in financing activities, discontinued operations	-	-

Net cash used in financing activities	(68,472)	(8,024)

Net increase in cash and cash equivalents	4,345	436
Cash and cash equivalents at the beginning of the period	12,329	11,135

Cash and cash equivalents at the end of the period	16,674	11,571
Less cash and cash equivalents from discontinued operations, end of the period	-	3,679

Cash and cash equivalents from continuing operations, end of the period	$16,674	$7,892

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation
LIN Television Corporation (“LIN Television”), together with its subsidiaries, is a television station group operator in the United States. LIN TV and its subsidiaries are affiliates of Hicks, Muse, Tate & Furst Incorporated, now known as HM Capital Partners LLC (“Hicks Muse”). In these notes, the terms “Company,” “LIN TV,” “we,” “us” or “our” mean LIN TV Corp. and all subsidiaries included in the consolidated financial statements.
All of the consolidated 100%-owned subsidiaries of LIN Television fully and unconditionally guarantee all our debt on a joint and several basis.
Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. On March 30, 2007, we sold the Puerto Rico operations to InterMedia Partners VII, L.P., for $131.9 million in cash, subject to a working capital adjustment. Our consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations as discontinued under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) for all periods presented.
Our condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations including the year end condensed balance sheet data, which was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. We included audited consolidated financial statements for the year ended December 31, 2006 in our Annual Report on Form 10-K, which was filed with the SEC on March 15, 2007.
In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.
In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” our 50%, non-voting interest in Banks Broadcasting, Inc. was consolidated in our financial statements effective March 31, 2004 and our interest in KASA-TV was consolidated in our financial statements effective July 26, 2006 (see Note 2 for further discussion of KASA-TV.)
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements. Our actual results could differ from these estimates. Estimates are used when accounting for the collectability of receivables, valuation of intangible assets, amortization of program rights, stock-based compensation, pension costs, barter transactions and net assets of businesses acquired.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
Note 2 — Acquisitions
KASA-TV Station Acquisition
On July 26, 2006, we signed a definitive agreement to acquire the operating assets, including the broadcast licenses, of KASA-TV, the FOX affiliate in Albuquerque from Raycom Media for $55.0 million in cash. On September 15, 2006, we began providing programming, sales and other related services to the station under a local marketing agreement. The acquisition was completed on February 22, 2007, (the “KASA-TV Acquisition”). We closed the studio facilities of KASA-TV and relocated them to KRQE-TV, the television station we already owned in Albuquerque, thereby eliminating certain operating costs of KASA-TV’s studio facilities and other redundant operating costs of the combined station operations. In addition, we began providing news programming to KASA-TV through KRQE-TV. KASA-TV had previously received news production services from another local television station in the Albuquerque market at a higher cost.
As required under FIN 46R, our Company, as the primary beneficiary of KASA-TV, consolidated KASA-TV’s assets and liabilities into our financial statements effective July 26, 2006. Because the nature of the transaction is that of an asset purchase, in accordance with SFAS 141 “Business Combinations” (“SFAS No. 141”), the purchase price was allocated to KASA-TV’s operating assets and liabilities to be acquired by us based on the preliminary estimates of fair value at July 26, 2006. A final valuation was performed to assess the values of the assets and liabilities purchased, including property, plant and equipment, program rights and obligations and intangible assets and program rights liabilities. The excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill in the amount of $12.0 million.
Acquisition Reserves
In connection with our acquisitions of television stations and local marketing agreements, we recorded certain accruals and liabilities relating to employee severance costs, buy-out of operating agreements and other transaction costs. The following summarizes the activity related to acquisition reserves for the six months ended June 30, 2007 (in thousands):

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–
(Continued)

		Balance as of
		December 31,				Balance as of
	Acquisition Date	2006	Payments	Adjustments		June 30, 2007

Acquisition of Sunrise Television Corp.	May 2, 2002	$136	$20			$116

Stations acquired from Viacom	March 31, 2005	295	104			191

Stations acquired from Emmis	November 30, 2005	6,157	558	(413)	(1)	5,186

Station acquired from Raycom	February 22, 2007	-	-	-		-

		$6,588	$682	$(413)		$5,493

(1)	Represents the adjustment to write off a) the outstanding reserve for operating agreement payments for our traffic system upon conversion to a new traffic system and b) other transactional costs related to the acquisition.
Pro-Forma
The results of KASA-TV are included in the unaudited condensed consolidated financial statements after September 15, 2006. The following table sets forth the unaudited pro forma information as if the KASA-TV Acquisition had occurred on January 1, 2006 (in thousands, except per share data):

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Net revenues	$106,277	$199,869
Operating loss	(315,940)	(305,716)
Loss from continuing operations	(245,149)	(247,450)
Income (loss) from discontinued operations	512	(2,122)
Net loss	(244,637)	(249,572)

Note 3 – Discontinued Operations
Puerto Rico Operations (WAPA-TV, WJPX-TV and WAPA America)

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
On March 30, 2007, we sold the Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash, subject to a working capital adjustment, and, as a result, we recorded a gain on the sale of $22.7 million, net of income tax benefit, in our 2007 operating results. During the second quarter of 2007, the gain we recorded of $23.1 million in the first quarter of 2007, was adjusted downward by $0.4 million to reverse the minimum pension liability previously recorded in accumulated other comprehensive income related to the noncontributory defined benefit retirement plan for the Puerto Rico operation.
Our unaudited condensed consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations as discontinued under the provisions of SFAS 144 for all periods presented.
The carrying amounts of assets and liabilities of the Puerto Rico operations, as of December 31, 2006, segregated on our balance sheet as “Held for Sale” under the provisions of SFAS 144, are as follows (in thousands):

December 31, 2006
Cash	$6,244
Accounts receivable	7,567
Program rights	4,192
Other current assets	2,173

Total current assets	20,176
Property and equipment, net	29,130
Program rights	3,979
Goodwill	4,828
Intangible assets, net	68,052

Total assets	$126,165

Accounts payable	$933
Accrued sales volume	4,018
Other accrued expenses	3,826
Program obligations	4,156

Total current liabilities	12,933
Program obligations	1,247
Other liabilities	915

Total liabilities	$15,095

The following presents summarized information for the Puerto Rico operations for the periods shown (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net revenues	$-	$12,696	$9,868	$22,970
Operating income (loss)	-	1,300	1,094	(125)
Net income (loss)	-	512	(368)	(2,121)

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
Note 4 — Investments
We have investments in a number of ventures with third parties that have interests in other television stations. The following presents our basis in these ventures (in thousands) as of:

	June 30,	December 31,
	2007	2006
NBC Universal joint venture	$54,856	$55,413
WAND(TV) Partnership	6,104	6,831
Other	109	500

	$61,069	$62,744

Joint Venture with NBC Universal: We own a 20.38% interest in Station Venture Holdings, LLC, a joint venture with NBC Universal, and account for our interest using the equity method, as we do not have a controlling interest. We received distributions of $0.4 million and $1.0 million from the joint venture for the three months ended June 30, 2007 and 2006, respectively, and received distributions of $1.4 million and $2.0 million from the joint venture for the six months ended June 30, 2007 and 2006, respectively. The following presents the summarized financial information of the NBC Universal joint venture (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$21,563	$23,206	$37,246	$47,847
Other expense, net	(16,492)	(16,344)	(32,983)	(32,853)

Net income	$5,071	$6,862	$4,263	$14,994

	June 30,	December 31,
	2007	2006
Current assets	$16,309	$11,860
Non-current assets	226,857	233,861
Current liabilities	906	725
Non-current liabilities	815,500	815,500
Our members’ deficit account in the financial statements of Station Venture Holdings, LLC was $824.8 million as of June 30, 2007. The difference between the carrying value of our investment and this amount is a permanent accounting item and results from the fair valuation of this investment in connection with the formation of our Company in 1998.
WAND(TV) Partnership: We have a 33.33% interest in the WAND(TV) Partnership, the balance of which is owned by Block Communications. We account for our interest

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
using the equity method, as we do not have a controlling interest. We received distributions of $0.7 million from the partnership for the three and six months ended June 30, 2007. We did not receive any distributions from the partnership for the three and six months ended June 30, 2006. Pursuant to a management services agreement with WAND(TV) Partnership, we provide specified management, engineering and related services for a fixed fee. Included in this agreement is a cash management arrangement under which we incur expenditures on behalf of WAND(TV) Partnership and are periodically reimbursed. Amounts due to us from WAND(TV) Partnership under this arrangement were approximately $154,000 and $1.1 million as of June 30, 2007 and December 31, 2006, respectively. On April 12, 2007, we provided written notice to Block Communications that we were terminating the management services agreement effective as of July 11, 2007. Termination of the management services agreement caused Block Communications to exercise its call right on our interest in the WAND(TV) Partnership. Upon exercise of the call, the parties agreed to negotiate the fair market value of our interest in the WAND(TV) Partnership and close on the sale of our interests within a certain period of time thereafter.
The following presents the summarized financial information of the WAND(TV) Partnership (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues	$1,716	$1,922	$3,072	$3,816
Operating income (loss) (1)	330	(5,890)	332	(6,122)
Net income (loss)	134	(5,884)	(81)	(6,112)

	June 30,	December 31,
	2007	2006
Current assets	$2,228	$4,723
Non-current assets	13,710	13,992
Current liabilities	1,663	2,296
Non-current liabilities	44	-

(1)	Includes an impairment charge of $5.9 million relating to the broadcast license of WAND(TV) in the second quarter of 2006.
Note 5 — Intangible Assets
The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)

	Estimated
	Remaining
	Useful Life		June 30,	December 31,
	(Years)		2007	2006
Amortized Intangible Assets:
LMA purchase options	1		$5,124	$5,124
Network affiliations	1		1,753	1,753
Other intangible assets	2	(1)	5,964	5,964
Accumulated amortization			(10,570)	(9,424)

			$2,271	$3,417

Unamortized Intangible Assets:
Broadcast licenses			1,037,736	1,037,736
Goodwill			534,915	532,972

			$1,572,651	$1,570,708

Summary:
Goodwill			534,915	532,972
Broadcast licenses and other intangible assets, net			1,040,007	1,041,153

Total intangible assets			$1,574,922	$1,574,125

(1)	Represents the weighted average life.
The increase in goodwill is a result of the completion of the purchase accounting for the KASA-TV Acquisition on February 22, 2007. Amortization expense was $0.5 million and $1.1 million for the three months ended June 30, 2007 and 2006, respectively, and $1.1 million and $2.5 million for the six months ended June 30, 2007 and 2006, respectively.
The following table summarizes the projected aggregate amortization expense for the remainder of 2007 and for the next five years (in thousands):

	July 1,- December 31,	Year ending December 31,
							There-
	2007	2008	2009	2010	2011	2012	after	Total
Amortization expense	$901	$259	$75	$71	$68	$61	$836	$2,271

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
We recorded an impairment charge of $333.6 million during the second quarter of 2006 that included a broadcast license impairment charge of $238.3 million relating to fifteen of our television stations and a goodwill impairment charge of $95.3 million. As required by SFAS 142, No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we tested our unamortized intangible assets as of June 30, 2006, which was between annual tests, because we believed based upon the continued decline in the trading price of LIN TV Corp.’s class A common stock and the departure of our former Chief Executive Officer it was more likely than not that the fair value of our reporting units would fall below their carrying amounts. We performed our test of our broadcast licenses and goodwill for impairments as of June 30, 2006. We used market information not available as of December 31, 2005 to calculate the fair value of our broadcast licenses and reporting units. The impairment tests as of June 30, 2006 used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except that the operating profit margins ranged from 25.6% to 52.9%.
Note 6 — Debt
Our debt balances consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Credit Facility	$205,000	$275,000
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 - Class B (net of discount of $11,468 and $12,411 at June 30, 2007 and December 31, 2006, respectively)	178,532	177,589
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $3,685 and $5,791 at June 30, 2007 and December 31, 2006, respectively)	121,315	119,209

Total debt	879,847	946,798
Less current portion	30,938	10,313

Total long-term debt	$848,909	$936,485

On March 30, 2007, we repaid $70.0 million of term loans under our credit facility using a portion of the proceeds from the sale of the Puerto Rico operations, net of the borrowings incurred to fund the KASA-TV Acquisition (see Notes 2 and 3).
Note 7 – Stock-Based Compensation
We granted options to purchase 420,000 and 753,000 shares of LIN TV Corp.’s class A common stock during the three months ended June 30, 2007 and 2006, respectively and granted options to purchase 708,000 and 753,000 shares of LIN TV Corp.’s class A common stock during the six months ended June 30, 2007 and 2006, respectively. We

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
granted 491 shares and 301,000 shares of stock awards during the three months ended June 30, 2007 and 2006, respectively, and granted 987 shares and 302,000 shares of stock awards during the six months ended June 30, 2007 and 2006, respectively. During the three months ended June 30, 2007 and 2006 there were unvested restricted stock awards forfeited of 8,000 and 15,000 shares, respectively, and during the six months ended June 30, 2007 and 2006, there were unvested restricted stock awards forfeited of 95,000 and 42,000 shares, respectively. The number of shares forfeited during the six months ended June 30, 2007 was higher compared to the prior year due to our fourth quarter 2006 restructuring charge (see Note 13).
Note 8— Comprehensive Income (Loss)
Comprehensive income (loss) is the total net income (loss) and all other non-owner changes in stockholders’ equity. All other non-owner changes primarily relate to the change in our net minimum pension liability and the changes in fair value of the effective portion of our outstanding cash flow hedge contract.
The reconciliation of the components of accumulated other comprehensive income (loss) is as follows (in thousands):

	Unfunded	Unrealized
	Projected	(Loss) Gain
	Benefit	on
	Obligation	Derivatives
	(Net of Tax)	(Net of Tax)	Total
Balance as of December 31, 2006	$(18,150)	$(637)	$(18,787)
Changes during the period, net of tax	842	621	1,463

Balance as of June 30, 2007	$(17,308)	$(16)	$(17,324)

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–
(Continued)
The following is a summary of the components of other comprehensive income (loss) (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss)	$3,514	$(244,357)	$24,246	$(248,676)

Other comprehensive (loss) income:

Net periodic pension benefit cost (Note 10):

Amortization of prior service cost	320	-	352	-
Tax effect	(57)	-	(85)	-

Amortization of prior service cost, net of tax	264	-	267	-

Amortization of net loss	438	-	758	-
Tax effect	(78)	-	(183)	-

Amortization of net loss, net of tax	360	-	575	-

Unrealized loss (gain) on cash flow hedges (Note 9):

Unrealized loss (gain) on cash flow hedges:	1,366	(722)	1,026	(722)
Tax effect	(539)	286	(405)	286

Unrealized loss (gain) on cash flow hedges, net of tax	827	(436)	621	(436)

Total comprehensive income (loss)	$4,965	$(244,793)	$25,709	$(249,112)

Note 9 – Derivative Financial Instruments
The 2.50% Exchangeable Senior Subordinated Debentures have certain embedded derivative features that are required to be separately identified and recorded at fair value with a mark-to-market adjustment required each quarter. The fair value of these derivatives on issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and is being accreted through interest expense over the period to May 2008. The derivative features are recorded at a fair market value of $0.6 million in other liabilities on our balance sheet at June 30, 2007. We recorded a loss on these derivative features of approximately $0.5 million and $1.2 million for the three months ended June 30, 2007 and 2006, respectively and recorded a loss of approximately $0.5 million and $1.7 million for the six months ended June 30, 2007 and 2006, respectively, in connection with the mark-to-market of these derivative features.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
During the second quarter of 2006, we entered into a contract to hedge the variability in cash flow associated with $100 million of our credit facility. The interest payments under our credit facility term loans are based on LIBOR plus a margin. To protect our cash flows resulting from changes in interest rates, we entered into a $100 million notional principal interest rate swap that effectively converted the floating rate LIBOR-based payments to fixed payments at 5.33% plus the margin calculated under our credit facility agreement, which expires in November 2011. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”), we recorded a liability for the present value of the increase in interest over the remaining term of our credit facility agreement of approximately $26,000 as of June 30, 2007. This amount is reflected in accumulated other comprehensive income (loss), net of $10,000 in taxes, as we have designated the contract as a cash flow hedge. This amount will be released into earnings over the life of the swap agreement through periodic interest payments.
During the second quarter of 2005, we entered into an interest rate swap agreement in the notional amount of $100.0 million to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. This agreement was not designated as a hedging instrument under SFAS No. 133. We recorded a loss on this derivative instrument of $3.0 million and $1.5 million for the three and six months ended June 30, 2006, respectively, as a result of fluctuations in market interest rates. This interest rate swap agreement was sold in the second quarter of 2006. The gain on the settlement of the interest rate swap agreement of $2.8 million was recorded in the loss (gain) on derivative instruments on our financial statements.
Note 10— Retirement Plans
401(k) Plan
We provide a defined contribution plan (“401(k) Plan”) to almost all of our employees. We make contributions to our 40(k) Plan on behalf of employee groups that are not covered by our defined benefit retirement plan. Contributions made by us vest based on the employee’s years of service. Vesting occurs in 20% annual increments until the employee is 100% vested after five years. We match 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. We contributed $0.8 million to the 401(k) Plan in each of the three months ended June 30, 2007 and 2006, respectively, and contributed $1.5 million to the 401(k) Plan in each of the six months ended June 30, 2007 and 2006, respectively.
Retirement Plans
We have a noncontributory defined benefit retirement plan covering a certain number of our employees. Contributions for traditional participants are based on periodic actuarial valuations and are charged to operations on a systematic basis over the expected average remaining service lives of current employees. The net pension expense is assessed in accordance with the advice of professionally qualified actuaries. The benefits under the defined benefit plans are based on years of service and compensation. Contributions for cash balance participants are based on 5% of

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
each participant’s eligible compensation and are made quarterly to each participant’s account.
Components of the Net Periodic Benefit Cost recognized were (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$550	$625	$1,100	$1,250
Interest cost	1,500	1,400	3,000	2,800
Expected return on plan assets	(1,550)	(1,475)	(3,100)	(2,950)
Amortization of prior service cost	25	30	50	60
Amortization of net loss	325	320	650	640

Net periodic benefit cost	$850	$900	$1,700	$1,800

We contributed $0.8 million and $0.4 million to our defined benefit plan during the three months ended June 30, 2007 and 2006, respectively, and contributed $1.5 million and $0.8 million to our defined benefit plan during the six months ended June 30, 2007 and 2006, respectively. We expect to contribute a total of $3.0 million during 2007.
We also maintain a non-qualified, unfunded Supplemental Excess Retirement Plan from which we paid out a total of $3,000 and $4,000 to retired employees during the three months ended June 30, 2007 and 2006, respectively and paid out a total of $6,000 to retired employees in each of the six months ended June 30, 2007 and 2006, respectively.
Note 11 – Income Taxes
We recorded a provision for income taxes of $3.5 million for the three months ended June 30, 2007 compared to a benefit of $92.2 million for the same period last year and recorded a provision of $2.3 million for the six months ended June 30, 2007 compared to a benefit of $93.9 million for the same period last year. Our annual effective income tax rate was 45.3% and 27.1% for the six months ended June 30, 2007 and 2006, respectively.
On January 1, 2007, we adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109 (“SFAS 109”) “Accounting for Income Taxes,” clarifying the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This statement prescribes a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely than not to be sustained upon examination by taxing authorities. As a result of the implementation of FIN 48, we did not recognize any liability for unrecognized income tax benefits and we recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2007, we had not accrued any such amounts related to uncertain tax positions. We file numerous consolidated and separate entity income tax returns in the U.S., Puerto Rico, and state jurisdictions. Tax years 2003-2006 remain open to examination by major taxing jurisdictions.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
Note 12 — Restructuring Benefit
During the fourth quarter of 2006, we initiated a plan to centralize accounting for all of our 29 owned and/or operated stations and to eliminate or reduce other identified costs. The plan included a workforce reduction of 81 employees primarily from station accounting offices. Accordingly, we recorded a pre-tax restructuring charge for the year ended December 31, 2006 of approximately $4.7 million. Charges incurred in relation to the reorganization plan were accounted for under SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” At December 31, 2006, the balance of the restructuring reserve liability was $4.3 million.
During the six months ended June 30, 2007, we accrued an additional $0.4 million of temporary help costs incurred as we transition from a decentralized to a centralized accounting operation and we adjusted our accrual by $0.3 million to reduce anticipated severance costs for employees that remained with us in new positions. Also, during the six months ended June 30, 2007, we paid approximately $2.7 million of these severance and contractual costs. We expect to pay the remaining severance and related balance of approximately $1.4 million within the next three months and the remaining contractual and other balance of approximately $0.2 million over the next four years.
The activity for the restructuring reserve liability for the six months ended June 30, 2007 is as follows (in thousands):

		Six months ended June 30, 2007
	Balance as of
	December 31,	Expenses	Payments	Adjustments(1)	Balance as of
	2006				June 30, 2007
Severance and related	$(3,982)	$(405)	$2,642	$314	$(1,431)
Contractual and other	(269)	-	107		(162)

Total	$(4,251)	$(405)	$2,749	$314	$(1,593)

(1)	Adjustment to restructuring reserve liability for employees for which severance costs will not be paid as they transferred to other employment opportunities within our Company.
Note 13— Contingencies
GECC Note
In connection with the formation of the joint venture with NBC Universal, General Electric Capital Corporation (“GECC”) provided an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9% per annum thereafter. The joint venture has historically produced cash flows to support the interest payments and to maintain minimum

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements–(Continued)
levels of required working capital reserves. In addition, the joint venture has made cash distributions to our Company and to NBC Universal from the excess cash generated by the joint venture of approximately $28.3 million on average each year during the past three years. Accordingly, we expect that the interest payments on the GECC Note will be serviced solely by the cash flow of the joint venture. The GECC Note is not an obligation of LIN TV Corp., but has recourse to the joint venture, LIN TV Corp.’s equity interests therein and to LIN TV Corp. pursuant to a guarantee. If the joint venture were to default on its obligations and became unable to pay principal or interest on the GECC Note and GECC could not otherwise be repaid its money from the joint venture, GECC could require LIN TV Corp. to pay the shortfall of any outstanding amounts under the GECC Note. If this happened, LIN TV Corp. could experience material adverse consequences, including:
•	GECC could force LIN TV Corp. to sell the stock of LIN Television held by LIN TV Corp. to satisfy outstanding amounts under the GECC Note;
•	if more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of our credit facility and other outstanding indebtedness; or
•	if the GECC Note is prepaid because of an acceleration on default or otherwise, or if the note is repaid at maturity, our Company may incur a substantial tax liability.
The joint venture is approximately 80% owned by NBC Universal. NBC Universal controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC Note are primarily within NBC Universal’s control.
Note 14 – Share Repurchase Program
On August 17, 2005, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $200.0 million of LIN TV Corp.’s class A common stock. Share repurchases under the program may be made from time to time in the open market or in privately negotiated transactions. During the six months ended June 30, 2006, we repurchased 1,437,700 shares of LIN TV Corp.’s class A common stock for $13.2 million and an aggregate of 1,806,428 shares of LIN TV Corp.’s class A common stock for $18.0 million since the inception of the program. We did not repurchase any shares during the six months ended June 30, 2007.
Note 15 – Recent Accounting Pronouncements
In May 2007, the FASB issued FASB Staff Position (FSP) 48-1 “Definition of Settlement in FASB Interpretation No. 48” (“FSP 48-1”), to amend FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), by defining what constitutes an “ultimate settlement” and “ultimately settled” as used in FIN 48 relative to previously unrecognized tax benefits where the only factor preventing recognition of a tax benefit was the completion of an examination or audit by a taxing authority. The guidance in FSP 48-1 states that ultimate settlement can occur upon examination by a taxing authority. The FSP cautions that a decision whether ultimate settlement has occurred is a matter of judgment and should be

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)
made after evaluating the existence of conditions outlined in FSP 48-1. FSP 48-1 is to be adopted upon initial application of FIN 48, and if FIN 48 has already been adopted, as in our case, we are to retrospectively apply FIN 48 using the guidance outlined in FSP 48-1. Because we did not recognize any tax benefits or record any liabilities for unrecognized income tax benefits upon our adoption of FIN 48, the retrospective application of FIN 48-1 using the guidance in FSP 48-1, will have no impact on our consolidated financial statements.
In May 2007, the FASB issued FASB Staff Position (FSP) 39-1 “Amendment of FASB Interpretation No. 39” (“FSP 39-1”) to amend FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”). The amendments allow a reporting entity to make an accounting policy decision to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instrument(s) recognized at fair value if the derivative(s) are executed with the same counterparty under a master netting arrangement, as defined in FIN 39. A reporting entity’s decision to offset or not must be consistently applied and should be disclosed. The entity must also disclose the separate amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting arrangements. FSP 39-1 is effective for fiscal years beginning after November 15, 2007. We do not expect FSP 39-1 to have a material impact on our consolidated financial statements. We will adopt FSP 39-1 effective January 1, 2008.
In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS No. 115,” which is effective the first fiscal year that begins after November 15, 2007. SFAS 159 permits us to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We do not expect SFAS 159 to have a material impact on our consolidated financial statements. We plan to adopt SFAS 159 effective January 1, 2008.
In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007 for all companies. The objective of SFAS 157 is to define fair value, establish a framework for measuring fair value and expand disclosures concerning a company’s fair value measurements. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements. We will adopt SFAS 157 effective January 1, 2008.