Form 10-Q
period 2008-03-31
LIN TELEVISION CORP; LIN TV CORP
filed 2008-05-08
CIK 931058, 1166789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
This combined Form 10-Q is separately filed by (i) LIN TV Corp. and (ii) LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction H (1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.
LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at May 2, 2008: 27,432,380 shares
LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at May 2, 2008: 23,502,059 shares.
LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at May 2, 2008: 2 shares.
LIN Television Corporation common stock, $0.01 par value, issued and outstanding at May 2, 2008: 1,000 shares.

Part I. Financial Information
Item 1. Unaudited Financial Statements
LIN TV Corp.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2008	2007
	(in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$41,895	$40,031
Accounts receivable, less allowance for doubtful accounts (2008 — $1,475; 2007 — $1,640)	78,763	89,081
Program rights	4,083	4,360
Assets held for sale	276	289
Other current assets	4,685	3,077

Total current assets	129,702	136,838
Property and equipment, net	186,218	191,250
Deferred financing costs	13,709	14,406
Equity investments	54,912	55,480
Program rights	5,884	6,776
Goodwill	535,418	535,418
Broadcast licenses and other intangible assets, net	1,021,197	1,021,290
Assets held for sale	8,659	9,180
Other assets	9,021	11,330

Total assets	$1,964,720	$1,981,968

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$21,900	$24,300
Accounts payable	3,912	11,415
Accrued compensation	6,958	6,754
Accrued interest expense	14,983	5,018
Accrued contract costs	6,398	6,934
Other accrued expenses	16,172	13,573
Program obligations	11,651	11,944
Liabilities held for sale	623	549

Total current liabilities	82,597	80,487
Long-term debt, excluding current portion	790,330	808,476
Deferred income taxes, net	373,843	374,548
Program obligations	9,879	11,551
Liabilities held for sale	119	198
Other liabilities	40,154	41,564

Total liabilities	1,296,922	1,316,824

Commitments and Contingenices (Note 11)
Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 shares issued and outstanding at March 31, 2008 and December 31, 2007	9,709	9,046

Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 29,196,810 shares at March 31, 2008 and 29,130,173 shares at December 31, 2007, respectively, issued and outstanding	292	292
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at March 31, 2008 and December 31, 2007, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at March 31, 2008 and December 31, 2007, respectively, issued and outstanding; convertible into an equal number of shares of Class A common stock	—	—
Treasury stock, 1,806,428 shares of Class A common stock at March 31, 2008 and December 31, 2007, at cost	(18,005)	(18,005)
Additional paid-in capital	1,098,452	1,096,455
Accumulated deficit	(407,263)	(408,726)
Accumulated other comprehensive loss	(15,622)	(14,153)

Total stockholders’ equity	658,089	656,098

Total liabilities, preferred stock and stockholders’ equity	$1,964,720	$1,981,968

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN TV Corp.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
	2008	2007
	(in thousands, except per share data)

Net revenues	$93,064	$91,804
Operating costs and expenses:
Direct operating	30,066	28,947
Selling, general and administrative	28,575	27,850
Amortization of program rights	6,176	6,006
Corporate	5,030	4,902
Depreciation	7,449	8,025
Amortization of intangible assets	93	623
Restructuring benefit	—	(97)
Loss (gain) from asset dispositions	101	(9)

Operating income	15,574	15,557

Other expense (income):
Interest expense, net	14,391	17,972
Share of (income) expense in equity investments	(451)	285
Gain on derivative instruments	(375)	(30)
Loss on extinguishment of debt	100	551
Other, net	449	(213)

Total other expense, net	14,114	18,565

Income (loss) from continuing operations before provision for (benefit from) income taxes	1,460	(3,008)
Provision for (benefit from) income taxes	585	(1,423)

Income (loss) from continuing operations	875	(1,585)
Discontinued operations:
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $61 and $(578) for the three months ended ended March 31, 2008 and 2007, respectively	588	(769)

Gain from the sale of discontinued operations, net of benefit from income taxes of $2,264, for the three months ended March 31, 2007	—	23,086

Net income	$1,463	$20,732

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.02	$(0.03)
Income (loss) from discontinued operations, net of tax	0.01	(0.02)
Gain from the sale of discontinued operations, net of tax	—	0.47

Net income	$0.03	$0.42

Weighted - average number of common shares outstanding used in calculating basic income (loss) per common share	50,597	50,255

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.02	$(0.03)
Income (loss) from discontinued operations, net of tax	0.01	(0.02)
Gain from the sale of discontinued operations, net of tax	—	0.47

Net income	$0.03	$0.42

Weighted - average number of common shares outstanding used in calculating diluted income (loss) per common share	51,613	50,255
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN TV CORP.
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(in thousands, except share data)
(unaudited)

	Common Stock
										Accumulated
	Class A		Class B		Class C		Treasury	Additional		Other	Total
							Stock	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	(at cost)	Capital	Deficit	Loss	Equity	Income (Loss)
Balance at December 31, 2007	29,130,173	$292	23,502,059	$235	2	$—	$(18,005)	$1,096,455	$(408,726)	$(14,153)	$656,098

Amortization of prior service cost, net of tax of $12	—	—	—	—	—	—	—	—	—	18	18	18
Amortization of net loss, net of tax of $19	—	—	—	—	—	—	—	—	—	29	29	29
Unrealized loss on cash flow hedges, net of tax of $1,006	—	—	—	—	—	—	—	—	—	(1,516)	(1,516)	(1,516)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	77,039	—	—	—	—	—	—	456	—	—	456
Tax benefit from stock exercises	—	—	—	—	—	—	—	135	—	—	135
Stock-based compensation, continuing operations	—	—	—	—	—	—	—	1,404	—	—	1,404
Restricted shares cancelled	(10,402)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation, discontinued operations	—	—	—	—	—	—	—	2	—	—	2
Net income	—	—	—	—	—	—	—	—	1,463	—	1,463	1,463

Comprehensive income — 2008												$(6)

Balance at March 31, 2008	29,196,810	$292	23,502,059	$235	2	$—	$(18,005)	$1,098,452	$(407,263)	$(15,622)	$658,089

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN TV Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2008	2007
	(in thousands)
OPERATING ACTIVITIES:
Net income	$1,463	$20,732
(Income) loss from discontinued operations	(588)	769
Gain from sale of discontinued operations	—	(23,086)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,449	8,025
Amortization of intangible assets	93	623
Amortization of financing costs and note discounts	2,126	2,170
Amortization of program rights	6,176	6,006
Program payments	(7,005)	(6,937)
Loss on extinguishment of debt	100	551
Gain on derivative instruments	(375)	(30)
Share of (income) loss in equity investments	(451)	285
Deferred income taxes, net	(744)	2,470
Stock-based compensation	1,413	1,406
Loss (gain) from asset dispositions	101	(9)
Other, net	(836)	(77)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	10,483	9,637
Other assets	1,201	(21)
Accounts payable	(7,503)	(184)
Accrued interest expense	9,965	10,129
Other accrued expenses	42	(10,698)

Net cash provided by operating activities, continuing operations	23,110	21,761
Net cash used in operating activities, discontinued operations	(701)	(13,486)

Net cash provided by operating activities	22,409	8,275

INVESTING ACTIVITIES:
Capital expenditures	(1,665)	(1,972)
Distributions from equity investments	1,019	1,106
Payments for business combinations	—	(52,250)
Other investments	(97)	(250)

Net cash used in investing activities, continuing operations	(743)	(53,366)
Net cash provided by investing activities, discontinued operations	1,817	129,479

Net cash provided by investing activities	1,074	76,113

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	456	194
Proceeds from borrowings on long-term debt	—	60,000
Principal payments on long-term debt	(22,075)	(130,000)

Net cash used in financing activities, continuing operations	(21,619)	(69,806)

Net cash used in financing activities	(21,619)	(69,806)

Net increase in cash and cash equivalents	1,864	14,582
Cash and cash equivalents at the beginning of the period	40,031	12,329

Cash and cash equivalents at the end of the period	$41,895	$26,911

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation
LIN TV Corp. (“LIN TV”), together with its subsidiaries, including LIN Television Corporation (“LIN Television”), is a television station group operator in the United States. LIN TV and its subsidiaries are affiliates of HM Capital Partners LLC (“HMC”). In these notes, the terms “Company,” “LIN TV,” “we,” “us” or “our” mean LIN TV Corp. and all subsidiaries included in our condensed consolidated financial statements.
We guarantee all of LIN Television’s debt. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee all of our debt on a joint-and-several basis.
Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. Our condensed consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations and of Banks Broadcasting, Inc. (“Banks Broadcasting”) as discontinued under the provisions of Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) for all periods presented (see Note 3 — “Discontinued Operations” for further discussion of our discontinued operations).
Our condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, including the year-end condensed balance sheet data, which was derived from audited financial statements, but does not include all disclosures required by GAAP. We included audited consolidated financial statements for the year ended December 31, 2007 in our Annual Report on Form 10-K, which was filed with the SEC on March 14, 2008.
In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.
We consolidate Banks Broadcasting in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 46 “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 Revised,” (“FIN 46R”.) The creditors of Banks Broadcasting have no recourse to us except for our interest in the preferred stock of Banks Broadcasting.
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, stock-based-compensation, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, litigation and net assets of businesses acquired.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Recently Issued Accounting Pronouncements
In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. We do not expect SFAS 161 to have a material impact on our consolidated financial statements and plan to adopt it effective January 1, 2009.
In December 2007, the FASB issued SFAS 141R “Business Combinations” (“SFAS 141R”), which is effective prospectively for all business combinations with acquisition dates on or after the beginning of the first fiscal year beginning after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R replaces SFAS 141 “Business Combinations” (“SFAS 141”), but it retains the underlying concepts of SFAS 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting. However, SFAS 141(R) changed the method of applying the acquisition method in a number of significant ways. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value at the acquisition date as an indefinite-lived intangible asset; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. We do not expect SFAS 141R to have a material impact on our consolidated financial statements and plan to adopt it effective January 1, 2009.
In December 2007, the FASB issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), which amends Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements” (“ARB 51”). SFAS 160 is effective for quarterly and annual reporting periods that begin after December 15, 2008. SFAS 160 establishes accounting and reporting standards with respect to non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests. The significant requirements under SFAS 160 are the reporting of the non-controlling interests separately in the equity section of the balance sheet and the reporting of the net income or loss of the controlling and non-controlling interests separately on the face of the statement of operations. We do not expect SFAS 160 to have a material impact on our consolidated financial statements and plan to adopt it effective January 1, 2009.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. For all of our financial assets and liabilities that are recognized and disclosed at fair value on a recurring basis, we adopted the provisions of SFAS 157 effective January 1, 2008. For all assets and liabilities that are non-financial that are recognized or disclosed at fair value in the financial statements on a non-recurring basis we plan to adopt the provisions of SFAS 157 effective January 1, 2009. This partial deferral was a result of Staff Position 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”) issued on February 12, 2008, which delayed the adoption of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. We are currently evaluating the impact of SFAS 157 on our financial statements relative to non-financial assets and liabilities.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Note 2 — Acquisitions
Acquisition Reserves
In connection with the acquisitions of television stations, we recorded certain liabilities relating to employee severance costs, buy-outs of operating agreements and other transaction costs. The following summarizes the activity related to our acquisition reserves (in thousands):

		Balance as of				Balance as of
		December 31,				March 31,
	Acquisition Date	2007	Payments	Adjustments		2008
Acquisition of Sunrise Television Corp.	May 2, 2002	$40	$4	$—		$36
Stations acquired from Viacom	March 31, 2005	86	35	—		51
Stations acquired from Emmis	November 30, 2005	4,644	265	—		4,379
Station acquired from Raycom	February 22, 2007	446	357	(89	)(1)	—

		$5,216	$661	$(89)		$4,466

(1)	Represents an adjustment to an operating agreement contract for a discontinued computer system.
Note 3 — Discontinued Operations
Our condensed consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations and of Banks Broadcasting as discontinued for all periods presented.
Banks Broadcasting
We own preferred stock that represents a 50% non-voting interest in Banks Broadcasting, which owns KNIN-TV, a CW affiliate in Boise. We consolidate Banks Broadcasting under FIN 46R.
In September 2007, the Board of Directors of Banks Broadcasting authorized the sale of KNIN-TV. Upon the completion of this sale, Banks Broadcasting will be liquidated. In the first quarter of 2008, Banks Broadcasting sold certain of its 700 MHz spectrum licenses for $2.0 million in cash with a related gain of $1.4 million.
Banks Broadcasting distributed no cash to us for the three months ended March 31, 2008 or 2007, and we provided no capital contributions to Banks Broadcasting during the same periods.
Puerto Rico Operations (WAPA-TV, WJPX-TV and WAPA America)
On March 30, 2007, we sold our Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash and, as a result, we recorded a gain on the sale of $23.1 million, net of income tax benefit.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
The carrying amounts of the assets and liabilities of Banks Broadcasting segregated on our balance sheet as held for sale are as follows (in thousands):

	March 31, 2008	December 31, 2007

Program rights	$258	$271
Other current assets	18	18

Total current assets	276	289
Property and equipment, net	793	748
Program rights	122	189
Intangible assets, net	7,744	8,243

Total assets	$8,935	$9,469

Accounts payable	$—	$6
Other accrued expenses	384	308
Program obligations	239	235

Total current liabilities	623	549
Program obligations	119	198

Total liabilities	$742	$747

The following presents summarized information for the discontinued operations (in thousands):

	Three months ended March 31,
	2008			2007
	Net Revenues	Operating Income	Net Income	Net Revenues	Operating Loss	Net Loss
Puerto Rico	$—	$—	$—	$9,868	$(1,094)	$(368)
Banks Broadcasting	785	1,280	588	1,094	(440)	(401)

Total	$785	$1,280	$588	$10,962	$(1,534)	$(769)

Note 4 — Equity Investments
Joint Venture with NBC Universal
We own a 20.38% interest in Station Venture Holdings, LLC, a joint venture with NBC Universal, and account for our interest using the equity method as we do not have a controlling interest. The following presents the summarized financial information of the NBC Universal joint venture (in thousands):

	Three months ended March 31,
	2008	2007
Cash distributions from equity investment	$21,446	$25,935
Income from equity investment	18,703	15,683
Other expense, net (primarily interest on the GECC Note)	(16,491)	(16,491)
Net income(loss)	2,212	(808)
Cash distributions to us	1,019	1,019
Note 5 — Intangible Assets
The following table summarizes the carrying amount of intangible assets (in thousands):

	March 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill	$535,418	$—	$535,418	$—
Broadcast licenses	1,019,907	—	1,019,908	—
Intangible assets subject to amortization (1)	7,797	(6,507)	7,796	(6,414)

Total intangible assets	$1,563,122	$(6,507)	$1,563,122	$(6,414)

(1)	Intangibles subject to amortization are amortized on a straight line basis and include acquired advertising contracts, advertiser lists, advertiser relationships, favorable operating leases, tower rental income leases, local marketing agreement (“LMA”) purchase options and network affiliations.
The following table summarizes the estimated amortization expense for the remainder of 2008 and for the next five years and thereafter (in thousands):

	April 1, to
	December 31,	Year ending December 31,					There-
	2008	2009	2010	2011	2012	2013	after	Total
Estimated amortization expense	$171	$80	$74	$68	$61	$59	$776	$1,290

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Note 6 — Debt
Debt consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Credit facility	$132,800	$154,875
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 - Class B (net of discount of $10,044 and $10,519 at March 31, 2008 and December 31, 2007, respectively)	179,956	179,481
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $526 and $1,580 at March 31, 2008 and December 31, 2007, respectively) (1)	124,474	123,420

Total debt	812,230	832,776
Less current portion	21,900	24,300

Total long-term debt	$790,330	$808,476

(1)	The holders of our 2.50% Exchangeable Senior Subordinated Debentures (the “debentures”) can require us to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028. See Note 12 - Subsequent Event for further discussion.
We repaid $22.1 million of the term loans under our credit facility from operating cash balances during the three months ended March 31, 2008.
Note 7 — Derivative Financial Instruments
The following table summarizes our derivative activity (in thousands):

	Three months ended March 31,
	Gain on Derivative Instruments		Comprehensive Loss
	2008	2007	2008	2007

2.50% Exchangeable Senior Subordinated Debentures	$(375)	$(30)	$—	$—
2006 interest rate swap hedge, net of tax	—	—	(1,516)	(206)

	$(375)	$(30)	$(1,516)	$(206)

The embedded derivative in our debentures and an interest rate swap agreement that we entered into in 2006 (“2006 interest rate swap hedge”) are carried on our condensed consolidated balance sheet as other liabilities at a fair value of $6.0 million at March 31, 2008. The fair value was calculated by discounting the expected future cash inflows using unobservable inputs (level 3) as defined under SFAS 157. The fair value of our 2006 interest rate swap hedge was calculated using the discounted expected future cash outflows from a series of three-month LIBOR STRIPS through November 4, 2011, the same maturity date as our credit facility. The fair value of our embedded derivative in our debentures was calculated as the difference between the discounted expected future cash inflows from a convertible bond with a similar maturity and coupon, and the trading price of the convertible bond at the financial statement date. The discount rate used is based on the risk-free US treasury bond rate plus a market risk adjustment appropriate to the broadcast industry. See Note 10 - “Derivative Instruments” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007 for a full description of these derivatives.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
The following table summarizes the activity for our derivative liabilities during the quarter (in thousands):

Derivatives
Liabilities

Balance as of December 31, 2007	$3,899
Total realized and unrealized gains or losses included in:
Gain on derivative instruments(1)	(375)
Comprehensive loss(2)	2,522

Balance as of March 31, 2008	$6,046

(1)	Represents realized gain in our condensed consolidated statement of operations relating to the embedded derivative within our debentures.

(2)	Represents unrealized losses recorded on our interest rate swap hedge agreement.
Note 8 — Retirement Plans
The following table shows the components of the net periodic pension benefit cost and the contributions to the 401(k) Plan and to the retirement plans (in thousands):

	Three months ended
	March 31,
	2008	2007
Net periodic pension benefit cost:
Service cost	$538	$550
Interest cost	1,592	1,500
Expected return on plan assets	(1,705)	(1,550)
Amortization of prior service cost	31	25
Amortization of net loss	48	325

Net periodic benefit cost	$503	$850

Contributions:
401(k) Plan	$313	$728
Retirements plans	753	753

Total contributions	$1,066	$1,481

We expect to make contributions of $2.4 million to our defined benefit retirement plans during the remainder of 2008. See Note 11 — “Retirement Plans” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007 for a full description of our retirement plans.
Note 9 — Income Taxes
We recorded a provision for income taxes of $0.6 million for the three months ended March 31, 2008, compared to a benefit of $1.4 million for the same period last year. Our annual effective income tax rate was 40.1% and 47.3% for the three months ended March 31, 2008 and 2007, respectively.
Note 10 — Income (Loss) Per Share
For the three months ended March 31, 2008, the potential common shares from the assumed conversion of contingently convertible debt are excluded from the calculation of income (loss) per share as they are anti-dilutive. For the three months ended

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
March 31, 2007, there was no difference between basic and diluted income (loss) per share since potential common shares from the assumed conversion of contingently convertible debt and from the exercises of stock options and phantom units are anti-dilutive and therefore, are excluded from the calculation of income (loss) per share.
The following table summarizes the outstanding and dilutive options to purchase Class A common stock and issued and unvested restricted stock as follows (in thousands):

	Three months ended March 31,
	2008		2007
	Outstanding	Dilutive	Outstanding	Dilutive
Stock options	3,857	685	3,268	928
Restricted stock	597	331	846	427
Note 11 — Commitments and Contingencies
In connection with the formation of the joint venture with NBC Universal, General Electric Capital Corporation (“GECC”) provided an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9% per annum thereafter(“GECC Note”). The joint venture has historically produced cash flows to support the interest payments and to maintain minimum levels of required working capital reserves. In addition, the joint venture has made cash distributions to our Company and to NBC Universal from the excess cash generated by the joint venture of approximately $19.2 million on average each year during the past three years. Accordingly, we expect that the interest payments on the GECC Note will be serviced solely by the cash flow of the joint venture. The GECC Note is not an obligation of ours, but has recourse to the joint venture, our Company’s equity interests therein and to our Company pursuant to a guarantee. If the joint venture were to default on its obligations and became unable to pay principal or interest on the GECC Note and GECC could not otherwise be repaid its money from the joint venture, GECC could require us to pay the shortfall of any outstanding amounts under the GECC Note. If this happened, our Company could experience material adverse consequences, including:
•	GECC could force us to sell the stock of LIN Television held by us to satisfy outstanding amounts under the GECC Note;

•	If more than 50% of the ownership of LIN Television had to be sold to satisfy the GECC Note, it could cause an acceleration of our credit facility and other outstanding indebtedness; or

•	If the GECC Note is prepaid because of acceleration on default or otherwise, or if the note is repaid at maturity, we may incur a substantial tax liability.
The joint venture is approximately 80% owned by NBC Universal. NBC Universal controls the operations of the stations through a management contract. Therefore, the operation and profitability of those stations and the likelihood of a default under the GECC Note are primarily within NBC Universal’s control.
Note 12 — Subsequent Event
On April 14, 2008, we provided notice to holders of our debentures through Bank of New York (“the trustee”) and Depository Trust Company (“DTC”), that these holders have the right to require us to purchase their debentures at 100% of the principal amount, if the holders’ written purchase notice(s) are tendered to the trustee by close of business on May 15, 2008.
On May 16, 2008 we are required to fund the purchase of the total amount of debentures tendered. In preparation for the funding, on May 7, 2008 we borrowed $115.0 million of our $275.0 million available revolving credit facility and will use these proceeds, along with operating cash balances, to fund the debenture purchases. There will be no impact on our consolidated leverage as a result of the borrowings under the revolving credit facility, which bear interest at LIBOR plus 1.375%. We expect to use our cash flow generated from operations to continue to pay-down our term loans and revolving credit balance under our credit facility. See Note 7 — “Long-Term Debt” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007 for a full description of our credit facility.

LIN TV Corp.
Management’s Discussion and Analysis

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our condensed consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations and of Banks Broadcasting as discontinued for all periods presented.
Special Note about Forward-Looking Statements
This report contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under this caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe them to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. We cannot assure you that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those discussed under the caption “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, as well as the following:

•	adverse changes in the national or local economies in which our stations operate;

•	volatility and changes in our advertising revenues and in our domestic advertising market;

•	restrictions on our operations due to, and the effect of, our significant indebtedness;

•	effects of complying with accounting standards, including with respect to the treatment of our intangible assets;

•	increases in our cost of borrowings or inability or unavailability of additional debt or equity capital;

•	increased competition, including from newer forms of entertainment and entertainment media, or changes in the popularity or availability of programming;

•	increased costs, including increased news and syndicated programming costs and increased capital expenditures as a result of acquisitions or necessary technological enhancements such as additional expenditures related to the transition to digital broadcasting;

•	effects of our control relationships, including the control that HMC and its affiliates have with respect to corporate transactions and activities we may undertake;

•	adverse state or federal legislation or regulation or adverse determinations by regulators, including adverse changes in, or interpretations of, the exceptions to the FCC “duopoly” rule;

LIN TV Corp.
Management’s Discussion and Analysis — (Continued)
•	further consolidation of national and local advertisers and the national sales representation market;

•	global or local events that could disrupt television broadcasting;

•	changes in TV viewing patterns, ratings and commercial viewing measurement including the impact from the digital broadcasting transition;

•	the execution and timing of retransmission consent agreements relating to our digital revenues;

•	changes in our television network affiliation agreements; and

•	seasonality of the broadcast business due primarily to political advertising in even years.
Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Executive Summary
Our Company owns and operates and/or programs 29 television stations in 17 mid-sized markets in the United States. Our operating revenues are derived primarily from the sale of advertising time to local and national advertisers and, presently, to a much lesser extent, from digital revenues, network compensation, barter and other revenues.
We recorded net income of $1.5 million and $20.7 million for the three months ended March 31, 2008 and 2007, respectively. The following are some of the key developments in our operations for the three months ended March 31, 2008:
•	Net revenues increased 1% compared to the same period in the prior year primarily due to increased political and digital revenue, offset by reduced national and local advertising revenues.
•	Our gross local advertising revenues decreased by 3% for the first quarter of 2008 compared to the same period in 2007. The decrease is due to the TV advertising marketplace decline in our markets resulting from general economic pressure now impacting a number of local economies, primarily in the housing, automobile and retail segments. Local advertising revenues represented 65% and 67% of total advertising revenues for the first quarter of 2008 and 2007, respectively.

•	Our gross national advertising revenues decreased 3% for the first quarter compared to the same period in 2007. The decrease is also due to the TV advertising marketplace decline in our markets, which has impacted most national advertising categories, particularly automotive spending. National advertising revenues represented 32% of total advertising revenues for both the first quarter of 2008 and 2007.

•	Our gross political advertising revenues were $3.2 million for the three months ended March 31, 2008 compared to $0.6 million for the three months ended March 31, 2007. Political elections generally occur in even years resulting in significant changes in political advertising revenues between odd years (2005 and 2007) and even years (2006 and 2008).

LIN TV Corp.
Management’s Discussion and Analysis — (Continued)
Political advertising revenues represented 3% and 1% of total advertising revenues for the three months ended March 31, 2008 and 2007, respectively.

•	Our digital revenues, which include revenues generated by our retransmission consent agreements and Internet web sites, increased 100% compared to the same period in the prior year. During the first quarter of 2008, the web sites of our television stations cumulatively achieved 18.2 million unique visitors and 163.2 million page views for the quarter.
•	Operating costs increased 2% as compared to the first quarter of 2007 primarily due to employee and other operating cost increases.

•	We repaid a total of $22.1 million of the term loans under our credit facility during the three months ended March 31, 2008. Our total debt outstanding at March 31, 2008 was $812.2 million.
Critical Accounting Policies and Estimates and Recently Issued Accounting Pronouncements
Certain of our accounting policies, as well as estimates that we make, are critical to the presentation of our financial condition and results of operations since they are particularly sensitive to our judgment. Some of these policies and estimates relate to matters that are inherently uncertain. The estimates and judgments we make affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets and goodwill, bad debts, program rights, income taxes, stock-based compensation, employee medical insurance claims, pensions, useful lives of property and equipment, contingencies, barter transactions, acquired asset valuations and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and it is possible that such differences could have a material impact on our consolidated financial statements. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements” included in Item 7, and Note 1 - “Summary of Significant Accounting Policies” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007.
Fair Value Estimates
The embedded derivative in our debentures and the 2006 interest rate swap hedge are carried on our balance sheet as other liabilities at a fair value of $6.0 million at March 31, 2008. The fair value was calculated as the present value of the expected future cash inflows using unobservable inputs, as defined under SFAS 157. The fair value of our 2006 interest rate swap hedge was calculated using the discounted expected future cash outflows from a series of three-month LIBOR STRIPS through November 4, 2011, the same maturity date as our credit facility. The fair value of our embedded derivative in our debentures was calculated as the difference between the discounted expected future cash inflows from a convertible bond with a similar maturity and coupon, and the trading price of the convertible bond at the financial statement date. The discount rate used is based on the risk-free US treasury bond rate plus a market risk adjustment appropriate to the broadcast industry. See Note 10 — “Derivatives Instruments” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007 for a full description of these derivatives.

LIN TV Corp.
Management’s Discussion and Analysis — (Continued)
Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. We do not expect SFAS 161 to have a material impact on our consolidated financial statements and plan to adopt it effective January 1, 2009.
In December 2007, the FASB issued SFAS 141R “Business Combinations” (“SFAS 141R”), which is effective prospectively for all business combinations with acquisition dates on or after the beginning of the first fiscal year beginning after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R replaces SFAS 141 “Business Combinations” (“SFAS 141”), but it retains the underlying concepts of SFAS 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting. However, SFAS 141(R) changed the method of applying the acquisition method in a number of significant ways. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value at the acquisition date as an indefinite-lived intangible asset; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. We do not expect SFAS 141R to have a material impact on our consolidated financial statements and plan to adopt it effective January 1, 2009.
In December 2007, the FASB issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), which amends Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements” (“ARB 51”). SFAS 160 is effective for quarterly and annual reporting periods that begin after December 15, 2008. SFAS 160 establishes accounting and reporting standards with respect to non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests. The significant requirements under SFAS 160 are the reporting of the non-controlling interests separately in the equity section of the balance sheet and the reporting of the net income or loss of the controlling and non-controlling interests separately on the face of the statement of operations. We do not expect SFAS 160 to have a material impact on our consolidated financial statements and plan to adopt it effective January 1, 2009.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. For all of our financial assets and liabilities that are recognized and disclosed at fair value on a recurring basis, we adopted the provisions of SFAS 157 effective January 1, 2008. For all assets and liabilities that are non-financial that are recognized or disclosed at fair value in the financial statements on a non-recurring basis we plan to adopt the provisions of SFAS 157 effective January 1, 2009. This partial deferral was a result of Staff Position 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”) issued on February 12, 2008, which delayed the adoption of SFAS 157 for non-financial

LIN TV Corp.
Management’s Discussion and Analysis — (Continued)
assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. We are currently evaluating the impact of SFAS 157 on our financial statements relative to non-financial assets and liabilities.
Results of Operations
Our condensed consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations and of Banks Broadcasting as discontinued for all periods presented. Set forth below are key components that contributed to our operating results (in thousands):

	Three months ended March 31,
	2008	2007	% change
Revenues:
Local time sales	$64,244	$66,232	-3%
National time sales	31,331	32,404	-3%
Political time sales	3,200	601	432%
Digital revenues	4,904	2,458	100%
Network compensation	904	901	0%
Barter revenues	1,308	1,883	-31%
Other revenues	749	777	-4%
Agency commissions	(13,576)	(13,452)	1%

Net revenues	93,064	91,804	1%

Operating costs and expenses:
Direct operating	30,066	28,947	4%
Selling, general and administrative	28,575	27,850	3%
Amortization of program rights	6,176	6,006	3%
Corporate	5,030	4,902	3%
Depreciation	7,449	8,025	-7%
Amortization of intangible assets	93	623	-85%
Restructuring benefit	—	(97)	-100%
Loss (gain) from asset sales	101	(9)	-1222%

Total operating costs and expenses	77,490	76,247	2%

Operating income	$15,574	$15,557	0%

Period Comparison
Revenues
Net revenues consist primarily of national, local and political advertising revenues, net of sales adjustments and agency commissions. Additional amounts are generated from Internet revenues, retransmission consent fees, barter revenues, network compensation, production revenues and tower rental income.
Net revenues increased $1.3 million, or 1%, for the three months ended March 31, 2008 compared with the three months ended March 31, 2007. The increase was primarily due to: (a) an increase in political revenue of $2.6 million; and (b) an increase in digital revenue of $2.4 million. These increases were partially offset by (a) a decrease in local advertising sales of $2.0 million; (b) a decrease in national advertising revenues of $1.1 million; and (c) a decrease in barter revenue, network compensation and agency commissions of $0.6 million.

LIN TV Corp.
Management’s Discussion and Analysis — (Continued)
The increase in political revenues during the three months ended March 31, 2008, compared to the same period last year, is a result of the upcoming Presidential, Congressional, state and local elections.
The increase in digital revenues for the three months ended March 31, 2008 over the comparable period last year is primarily due to several new retransmission consent agreements reached with cable operators during 2007 and 2008, and an increase in Internet revenues.
The decrease in local advertising revenues is due to general economic pressure now impacting a number of local economies, primarily in the housing, automobile and retail segments. The decrease in national time sales is due to the same general economic factors, which has impacted most national advertising categories, particularly automotive spending.
Operating Costs and Expenses
Operating costs and expenses increased $1.2 million, or 2%, primarily due to employee and other operating cost increases offset by decreases in depreciation expense and amortization of intangible assets. The decrease in depreciation of $0.6 million, or 7%, for the three months ended March 31, 2008, compared to the same period last year is due to fluctuations in the timing of asset acquisitions and is not expected to continue for the remainder of the year. The decrease in amortization of intangible assets of $0.5 million, or 85% for the three months ended March 31, 2008, compared to the same period last year is due to short-lived intangible assets that are becoming fully amortized and is expected to continue through the remainder of the year.
Other Expense (Income)
Other expense (income) decreased $4.5 million, or 24%, due primarily to lower interest expense, net, which decreased $3.6 million, or 20%, for the three months ended March 31, 2008, compared to the same period last year due to lower average borrowings outstanding as a result of the pay-down of our term loans under the credit facility. The following summarizes the components of our net interest expense (in thousands):

	Three months ended March 31,
	2008	2007
Credit facility	$2,870	$5,578
$375,000, 6 1/2% Senior Subordinated Notes	6,337	6,345
$190,000, 6 1/2% Senior Subordinated Notes-Class B	3,689	3,684
$125,000, 2.50% Exchangeable Senior Subordinated Debentures	1,880	1,871

Total interest expense	$14,776	$17,478
Interest (income) and other interest costs	(385)	494

Total interest expense, net	$14,391	$17,972

LIN TV Corp.
Management’s Discussion and Analysis — (Continued)
Provision for Income Taxes
Provision for income taxes for the quarter ended March 31, 2008, was $0.6 million, compared to a benefit from income taxes of $1.4 million for the first quarter of 2007. The increase was primarily a result of the increase in income from continuing operations as compared to the same period last year. Our annual effective income tax rate was 40.1% and 47.3% for the three months ended March 31, 2008 and 2007, respectively.
Results of Discontinued Operations
Our consolidated financial statements reflect the operations of our Puerto Rico stations and Banks Broadcasting as discontinued for all periods presented. Income (loss) from discontinued operations was $0.6 million and $(0.8) million for the three months ended March 31, 2008, and 2007, respectively. Gain from the sale of discontinued operations was $23.1 million for the three months ended March 31, 2007.
Puerto Rico Operations
We completed the sale of our Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash and recognized a related gain of $23.1 million after benefit of income taxes in the first quarter of 2007. The stations sold included WAPA-TV, a full-power independent station, and WJPX-TV, an independent station branded as MTV Puerto Rico, as well as WAPA America, a U.S. Spanish-language cable channel. The proceeds from the sale of our Puerto Rico operations, net of transaction fees, were used to pay-down $70.0 million of our term loans under our credit facility and to repay borrowings incurred to fund the purchase of KASA-TV.
Banks Broadcasting
We own preferred stock that represents a 50% non-voting interest in Banks Broadcasting, which owns KNIN-TV, a CW affiliate in Boise. We consolidate Banks Broadcasting under FIN 46R.
In September 2007, the Board of Directors of Banks Broadcasting authorized the sale of KNIN-TV. Upon the completion of this sale, Banks Broadcasting will be liquidated. In the first quarter of 2008, Banks Broadcasting sold certain of its 700MHz spectrum licenses for $2.0 million in cash. The $1.4 million gain from the sale is reflected in discontinued operations as gain from asset dispositions.
The following table presents summarized information for our Puerto Rico operations and Banks Broadcasting that were previously included in historical operating results (in thousands):

	Three months ended March 31,
	2008			2007
	Net Revenues	Operating Income	Net Income	Net Revenues	Operating Loss	Net Loss
Puerto Rico	$—	$—	$—	$9,868	$(1,094)	$(368)
Banks Broadcasting	785	1,280	588	1,094	(440)	(401)

Total	$785	$1,280	$588	$10,962	$(1,534)	$(769)

LIN TV Corp.
Management’s Discussion and Analysis — (Continued)
Liquidity and Capital Resources
Our principal sources of funds for working capital have historically been cash from operations and borrowings under our credit facility. Our operational cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating and investing needs. We believe our financial strength has been especially evident in the face of the recent sub-prime mortgage market crisis and its pervasive effect on general credit market liquidity. At March 31, 2008, we had cash of $41.9 million and an undrawn, but committed, $275.0 million revolving credit facility, all of which was available as of March 31, 2008, subject to certain covenant restrictions.
We believe that our cash flows from our current operations, together with available borrowings under our credit facility, will be sufficient to meet our anticipated cash requirements for the next 12 months and for the foreseeable future. These cash requirements include working capital, capital expenditures, interest payments, scheduled principal debt payments and, as described below, to repurchase all or a portion of our debentures should the holders of the debentures require us to repurchase them on May 15, 2008.
Repurchase of Debentures
On April 14, 2008, we provided notice to holders of our debentures through Bank of New York (“the trustee”) and Depository Trust Company (“DTC”), that these holders have the right to require us to purchase their debentures at 100% of the principal amount, if the holders’ written purchase notice(s) are tendered to the trustee by close of business on May 15, 2008.
On May 16, 2008 we are required to fund the purchase of the total amount of debentures tendered. In preparation for the funding, on May 7, 2008 we borrowed $115.0 million of our $275.0 million available revolving credit facility and will use these proceeds, along with operating cash balances, to fund the debenture purchases. There will be no impact on our consolidated leverage as a result of the borrowings under the revolving credit facility, which bear interest at LIBOR plus 1.375%. We expect to use our cash flow generated from operations to continue to pay-down our term loans and revolving credit balance under our credit facility.
Contractual Obligations
As of March 31, 2008, there had been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Summary of Cash Flows
The following presents summarized cash flow information (in thousands):

	Three months ended
	March 31,		Increase (Decrease)
	2008	2007	$	%
Cash provided by operating activities	$22,409	$8,275	$14,134	171%
Cash provided by investing activities	1,074	76,113	(75,039)	-99%
Cash used in financing activities	(21,619)	(69,806)	48,187	69%

Net increase (decrease) in cash and cash equivalents	$1,864	$14,582	$(12,718)	-87%

Net cash provided by operating activities increased $14.1 million to $22.4 million for the three months ended March 31, 2008 compared to the same period last year. This increase was primarily the result of $12.8 million less cash utilized by our discontinued operations for the three months ended March 31, 2008 compared to the same period last year, due to the sale of our Puerto Rico operations in the first quarter of 2007.
Net cash provided by investing activities decreased $75.0 million to $1.1 million for the three months ended March 31, 2008, compared to cash provided by investing activities of $76.1 million for the same period last year. The decrease was primarily due to

LIN TV Corp.
Management’s Discussion and Analysis — (Continued)
less cash received from asset sales during the three months ended March 31, 2008, compared to the same period last year. During the three months ended March 31, 2007, we received $131.9 million of net proceeds from the sale of our Puerto Rico operations, offset by $52.3 million paid in connection with the acquisition of KASA-TV. This compares to proceeds of only $2.0 million received from the sale of 700 MHz licenses by Banks Broadcasting during the three months ended March 31, 2008.
Net cash used in financing activities of $21.6 million and $69.8 million for the three months ended March 31, 2008 and 2007, respectively, was primarily due to the pay-down of the term loans under our credit facility.
Description of Indebtedness
The following is a summary of our outstanding indebtedness (in thousands):

	March 31,	December 31,
	2008	2007
Credit facility	$132,800	$154,875
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 - Class B (net of discount of $10,044 and $10,519 at March 31, 2008 and December 31, 2007, respectively)	179,956	179,481
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $526 and $1,580 at March 31, 2008 and December 31, 2007, respectively) (1)	124,474	123,420

Total debt	$812,230	$832,776
Less current portion	21,900	24,300

Total long-term debt	$790,330	$808,476

(1)	The holders of our debentures can require us to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028. See Repurchase of Debentures above for further discussion.
During the three months ended March 31, 2008, we repaid $22.1 million of the term loans under our credit facility, including $6.1 million related to mandatory quarterly payments and $16.0 million related to additional payments required because we did not reinvest the remaining proceeds from certain of the 2007 asset sales. At March 31, 2008, we were in compliance with all of the covenants under our credit facility. See Note 7 - “Long-term Debt” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007 for a full description of our credit facility.
Off-Balance Sheet Arrangements
As of March 31, 2008, there had been no material changes in our off-balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to interest rates on borrowings under our credit facility debt. We use derivative financial instruments to mitigate our exposure to market risks from fluctuations in interest rates. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure and we do not hold or enter into derivative financial instruments for speculative trading purposes.
Interest Rate Risk
Our long-term debt at March 31, 2008 was $790.3 million, of which the senior subordinated notes bear a fixed interest rate and the credit facility bears an interest rate based on, at our option, either a) the LIBOR interest rate, or b) an interest rate that is equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5%. In addition, the rate we select also bears an applicable margin rate of 0.625% to 1.500% depending on the achievement of certain financial ratios. The outstanding balance under our credit facility was $132.8 million at March 31, 2008.
Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical 1% increase in the floating rate used as the basis for the interest charged on the credit facility as of March 31, 2008 would result in an estimated $0.3 million increase in annualized interest expense assuming a constant balance outstanding of $133.0 million less the notional amount of $100.0 million covered with an interest rate swap agreement. If we incur additional indebtedness or amend or replace our current indebtedness, the recent sub-prime mortgage market crisis and its pervasive effect on general credit market liquidity may impact our ability to refinance our debt or to refinance our debt on terms similar to our existing debt agreements.
During the second quarter of 2006, we entered into a contract to hedge a notional $100 million of our credit facility. The interest payments under our credit facility term loans are based on LIBOR plus an applicable margin rate. To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility, which expires in November 2011. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge was a liability of $6.0 million at March 31, 2008. This amount will be released into earnings over the life of the 2006 interest rate hedge through periodic interest payments.
Item 4. Controls and Procedures
a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
b) Changes in internal controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.
In November 2007, we assigned our option to acquire the outstanding shares of the entity holding the FCC license of KNVA-TV to a third party, Vaughan Media, LLC (“Vaughan Media”), as permitted by the terms of the option agreement. We program KNVA-TV pursuant to a local marketing agreement with the entity holding KNVA-TV’s FCC license. Vaughan Media subsequently exercised the option to acquire the shares of the licensee. In response, on December 10, 2007, the licensee, 54 Broadcasting, Inc., filed a complaint against us and Vaughan Media in the 53rd Judicial District Court of Travis County, Austin, Texas alleging that our assignment and the subsequent option exercise were not valid. The action was subsequently removed to the United States District Court, Western District of Texas, Austin Division. We believe these claims are without merit and are vigorously defending the action.
Item 1A. Risk Factors
In addition to the other information in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 23, 2005, our Board approved our repurchase of up to $200.0 million of our Class A common stock (the “Program”). Share repurchases under the Program may be made from time-to-time in the open market or in privately negotiated transactions. The Program may be suspended or discontinued at any time. During the three months ended March 31, 2008 no purchases of Class A common stock were made under the Program or otherwise.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
3.1	Second Amended and Restated Certificate of Incorporation of LIN TV Corp., as amended (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

3.2	Third Amended and Restated Bylaws of LIN TV Corp., filed as Exhibit 3.2 (filed as Exhibit 3.2 to our Report on Form 10-K filed as of March 14, 2008 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

3.3	Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 (File No. 000-25206) and incorporated by reference herein)

4.1	Specimen of stock certificate representing LIN TV Corp. Class A Common stock, par value $.01 per share (filed as Exhibit 4.1 to LIN TV Corp.’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN TV Corp.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation.

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN TV Corp.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP. LIN TELEVISION CORPORATION
Dated: May 8, 2008	By:	/s/ Bart W. Catalane
Bart W. Catalane
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

	By:	/s/ William A. Cunningham
William A. Cunningham Vice President, Controller (Principal Accounting Officer)

Part I. Financial Information
Item 1. Unaudited Financial Statements
LIN Television Corporation
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2008	2007
	(in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$41,895	$40,031
Accounts receivable, less allowance for doubtful accounts (2008 — $1,475; 2007 — $1,640)	78,763	89,081
Program rights	4,083	4,360
Assets held for sale	276	289
Other current assets	4,685	3,077

Total current assets	129,702	136,838
Property and equipment, net	186,218	191,250
Deferred financing costs	13,709	14,406
Equity investments	54,912	55,480
Program rights	5,884	6,776
Goodwill	535,418	535,418
Broadcast licenses and other intangible assets, net	1,021,197	1,021,290
Assets held for sale	8,659	9,180
Other assets	9,021	11,330

Total assets	$1,964,720	$1,981,968

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$21,900	$24,300
Accounts payable	3,912	11,415
Accrued compensation	6,958	6,754
Accrued interest expense	14,983	5,018
Accrued contract costs	6,398	6,934
Other accrued expenses	16,172	13,573
Program obligations	11,651	11,944
Liabilities held for sale	623	549

Total current liabilities	82,597	80,487
Long-term debt, excluding current portion	790,330	808,476
Deferred income taxes, net	373,843	374,548
Program obligations	9,879	11,551
Liabilities held for sale	119	198
Other liabilities	40,154	41,564

Total liabilities	1,296,922	1,316,824

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 shares issued and outstanding at March 31, 2008 and December 31, 2007	9,709	9,046

Stockholders’ equity:
Investment in parent company’s stock, at cost	(18,005)	(18,005)
Additional paid-in capital	1,098,979	1,096,982
Accumulated deficit	(407,263)	(408,726)
Accumulated other comprehensive loss	(15,622)	(14,153)

Total stockholders’ equity	658,089	656,098

Total liabilities, preferred stock and stockholders’ equity	$1,964,720	$1,981,968

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN Television Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
	2008	2007
	(in thousands)

Net revenues	$93,064	$91,804
Operating costs and expenses:
Direct operating	30,066	28,947
Selling, general and administrative	28,575	27,850
Amortization of program rights	6,176	6,006
Corporate	5,030	4,902
Depreciation	7,449	8,025
Amortization of intangible assets	93	623
Restructuring benefit	—	(97)
Loss (gain) from asset dispositions	101	(9)

Operating income	15,574	15,557

Other expense (income):
Interest expense, net	14,391	17,972
Share of (income) expense in equity investments	(451)	285
Gain on derivative instruments	(375)	(30)
Loss on extinguishment of debt	100	551
Other, net	449	(213)

Total other expense, net	14,114	18,565

Income (loss) from continuing operations before provision for (benefit from) income taxes	1,460	(3,008)
Provision for (benefit from) income taxes	585	(1,423)

Income (loss) from continuing operations	875	(1,585)
Discontinued operations:
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $61 and $(578) for the three months ended ended March 31, 2008 and 2007, respectively	588	(769)

Gain from the sale of discontinued operations, net of benefit from income taxes of $2,264, for the three months ended March 31, 2007	—	23,086

Net income	$1,463	$20,732

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN Television Corporation
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(in thousands, except share data)
(unaudited)

			Investment in			Accumulated
	Common Stock		Parent Company’s	Additional		Other	Total
			Common Stock,	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	at cost	Capital	Deficit	Loss	Equity	Income (Loss)
Balance at December 31, 2007	1,000	$—	$(18,005)	$1,096,982	$(408,726)	$(14,153)	$656,098

Amortization of prior service cost, net of tax of $12	—	—	—	—	—	18	18	18
Amortization of net loss, net of tax of $19	—	—	—	—	—	29	29	29
Unrealized loss on cash flow hedges, net of tax of $1,006	—	—	—	—	—	(1,516)	(1,516)	(1,516)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances		—	—	456	—	—	456
Tax benefit from stock exercises	—	—	—	135	—	—	135
Stock-based compensation, continuing operations	—	—	—	1,404	—	—	1,404
Restricted shares cancelled		—	—	—	—	—	—
Stock-based compensation, discontinued operations	—	—	—	2	—	—	2
Net income	—	—	—	—	1,463	—	1,463	1,463

Comprehensive income — 2008								$(6)

Balance at March 31, 2008	1,000	$—	$(18,005)	$1,098,979	$(407,263)	$(15,622)	$658,089

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN Television Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2008	2007
	(in thousands)
OPERATING ACTIVITIES:
Net income	$1,463	$20,732
(Income) loss from discontinued operations	(588)	769
Gain from sale of discontinued operations	—	(23,086)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,449	8,025
Amortization of intangible assets	93	623
Amortization of financing costs and note discounts	2,126	2,170
Amortization of program rights	6,176	6,006
Program payments	(7,005)	(6,937)
Loss on extinguishment of debt	100	551
Gain on derivative instruments	(375)	(30)
Share of (income) loss in equity investments	(451)	285
Deferred income taxes, net	(744)	2,470
Stock-based compensation	1,413	1,406
Loss (gain) from asset dispositions	101	(9)
Other, net	(836)	(77)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	10,483	9,637
Other assets	1,201	(21)
Accounts payable	(7,503)	(184)
Accrued interest expense	9,965	10,129
Other accrued expenses	42	(10,698)

Net cash provided by operating activities, continuing operations	23,110	21,761
Net cash used in operating activities, discontinued operations	(701)	(13,486)

Net cash provided by operating activities	22,409	8,275

INVESTING ACTIVITIES:
Capital expenditures	(1,665)	(1,972)
Distributions from equity investments	1,019	1,106
Payments for business combinations	—	(52,250)
Other investments	(97)	(250)

Net cash used in investing activities, continuing operations	(743)	(53,366)
Net cash provided by investing activities, discontinued operations	1,817	129,479

Net cash provided by investing activities	1,074	76,113

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	456	194
Proceeds from borrowings on long-term debt	—	60,000
Principal payments on long-term debt	(22,075)	(130,000)

Net cash used in financing activities, continuing operations	(21,619)	(69,806)

Net cash used in financing activities	(21,619)	(69,806)

Net increase in cash and cash equivalents	1,864	14,582
Cash and cash equivalents at the beginning of the period	40,031	12,329

Cash and cash equivalents at the end of the period	$41,895	$26,911

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation
LIN Television Corporation (“LIN Television”), together with its subsidiaries, is a television station group operator in the United States. LIN Television and its subsidiaries are affiliates of HM Capital Partners LLC (“HMC”). In these notes, the terms “Company,” “LIN Television,” “we,” “us” or “our” mean LIN Television Corporation and all subsidiaries included in our condensed consolidated financial statements. LIN Television is a wholly-owned subsidiary of LIN TV Corp.
All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee all of our debt on a joint-and-several basis.
Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. Our condensed consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations and of Banks Broadcasting, Inc. (“Banks Broadcasting”) as discontinued under the provisions of Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) for all periods presented (see Note 3 — “Discontinued Operations” for further discussion of our discontinued operations).
Our condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, including the year-end condensed balance sheet data, which was derived from audited financial statements, but does not include all disclosures required by GAAP. We included audited consolidated financial statements for the year ended December 31, 2007 in our Annual Report on Form 10-K, which was filed with the SEC on March 14, 2008.
In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.
We consolidate Banks Broadcasting in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 46 “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 Revised,” (“FIN 46R”.) The creditors of Banks Broadcasting have no recourse to us except for our interest in the preferred stock of Banks Broadcasting.
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, stock-based-compensation, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, litigation and net assets of businesses acquired.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Recently Issued Accounting Pronouncements
In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. We do not expect SFAS 161 to have a material impact on our consolidated financial statements and plan to adopt it effective January 1, 2009.
In December 2007, the FASB issued SFAS 141R “Business Combinations” (“SFAS 141R”), which is effective prospectively for all business combinations with acquisition dates on or after the beginning of the first fiscal year beginning after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R replaces SFAS 141 “Business Combinations” (“SFAS 141”), but it retains the underlying concepts of SFAS 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting. However, SFAS 141(R) changed the method of applying the acquisition method in a number of significant ways. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value at the acquisition date as an indefinite-lived intangible asset; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. We do not expect SFAS 141R to have a material impact on our consolidated financial statements and plan to adopt it effective January 1, 2009.
In December 2007, the FASB issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), which amends Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements” (“ARB 51”). SFAS 160 is effective for quarterly and annual reporting periods that begin after December 15, 2008. SFAS 160 establishes accounting and reporting standards with respect to non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests. The significant requirements under SFAS 160 are the reporting of the non-controlling interests separately in the equity section of the balance sheet and the reporting of the net income or loss of the controlling and non-controlling interests separately on the face of the statement of operations. We do not expect SFAS 160 to have a material impact on our consolidated financial statements and plan to adopt it effective January 1, 2009.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. For all of our financial assets and liabilities that are recognized and disclosed at fair value on a recurring basis, we adopted the provisions of SFAS 157 effective January 1, 2008. For all assets and liabilities that are non-financial that are recognized or disclosed at fair value in the financial statements on a non-recurring basis we plan to adopt the provisions of SFAS 157 effective January 1, 2009. This partial deferral was a result of Staff Position 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”) issued on February 12, 2008, which delayed the adoption of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. We are currently evaluating the impact of SFAS 157 on our financial statements relative to non-financial assets and liabilities.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Note 2 — Acquisitions
Acquisition Reserves
In connection with the acquisitions of television stations, we recorded certain liabilities relating to employee severance costs, buy-outs of operating agreements and other transaction costs. The following summarizes the activity related to our acquisition reserves (in thousands):

		Balance as of				Balance as of
		December 31,				March 31,
	Acquisition Date	2007	Payments	Adjustments		2008
Acquisition of Sunrise Television Corp.	May 2, 2002	$40	$4	$—		$36
Stations acquired from Viacom	March 31, 2005	86	35	—		51
Stations acquired from Emmis	November 30, 2005	4,644	265	—		4,379
Station acquired from Raycom	February 22, 2007	446	357	(89	)(1)	—

		$5,216	$661	$(89)		$4,466

(1)	Represents an adjustment to an operating agreement contract for a discontinued computer system.
Note 3 — Discontinued Operations
Our condensed consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations and of Banks Broadcasting as discontinued for all periods presented.
Banks Broadcasting
We own preferred stock that represents a 50% non-voting interest in Banks Broadcasting, which owns KNIN-TV, a CW affiliate in Boise. We consolidate Banks Broadcasting under FIN 46R.
In September 2007, the Board of Directors of Banks Broadcasting authorized the sale of KNIN-TV. Upon the completion of this sale, Banks Broadcasting will be liquidated. In the first quarter of 2008, Banks Broadcasting sold certain of its 700 MHz spectrum licenses for $2.0 million in cash with a related gain of $1.4 million.
Banks Broadcasting distributed no cash to us for the three months ended March 31, 2008 or 2007, and we provided no capital contributions to Banks Broadcasting during the same periods.
Puerto Rico Operations (WAPA-TV, WJPX-TV and WAPA America)
On March 30, 2007, we sold our Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash and, as a result, we recorded a gain on the sale of $23.1 million, net of income tax benefit.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
The carrying amounts of the assets and liabilities of Banks Broadcasting segregated on our balance sheet as held for sale are as follows (in thousands):

	March 31, 2008	December 31, 2007

Program rights	$258	$271
Other current assets	18	18

Total current assets	276	289
Property and equipment, net	793	748
Program rights	122	189
Intangible assets, net	7,744	8,243

Total assets	$8,935	$9,469

Accounts payable	$—	$6
Other accrued expenses	384	308
Program obligations	239	235

Total current liabilities	623	549
Program obligations	119	198

Total liabilities	$742	$747

The following presents summarized information for the discontinued operations (in thousands):

	Three months ended March 31,
	2008			2007
	Net Revenues	Operating Income	Net Income	Net Revenues	Operating Loss	Net Loss
Puerto Rico	$—	$—	$—	$9,868	$(1,094)	$(368)
Banks Broadcasting	785	1,280	588	1,094	(440)	(401)

Total	$785	$1,280	$588	$10,962	$(1,534)	$(769)

Note 4 — Equity Investments
Joint Venture with NBC Universal
We own a 20.38% interest in Station Venture Holdings, LLC, a joint venture with NBC Universal, and account for our interest using the equity method as we do not have a controlling interest. The following presents the summarized financial information of the NBC Universal joint venture (in thousands):

	Three months ended March 31,
	2008	2007
Cash distributions from equity investment	$21,446	$25,935
Income from equity investment	18,703	15,683
Other expense, net (primarily interest on the GECC Note)	(16,491)	(16,491)
Net income(loss)	2,212	(808)
Cash distributions to us	1,019	1,019
Note 5 — Intangible Assets
The following table summarizes the carrying amount of intangible assets (in thousands):

	March 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill	$535,418	$—	$535,418	$—
Broadcast licenses	1,019,907	—	1,019,908	—
Intangible assets subject to amortization (1)	7,797	(6,507)	7,796	(6,414)

Total intangible assets	$1,563,122	$(6,507)	$1,563,122	$(6,414)

(1)	Intangibles subject to amortization are amortized on a straight line basis and include acquired advertising contracts, advertiser lists, advertiser relationships, favorable operating leases, tower rental income leases, local marketing agreement (“LMA”) purchase options and network affiliations.
The following table summarizes the estimated amortization expense for the remainder of 2008 and for the next five years and thereafter (in thousands):

	April 1, to
	December 31,	Year ending December 31,					There-
	2008	2009	2010	2011	2012	2013	after	Total
Estimated amortization expense	$171	$80	$74	$68	$61	$59	$776	$1,290

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Note 6 — Debt
Debt consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Credit facility	$132,800	$154,875
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 - Class B (net of discount of $10,044 and $10,519 at March 31, 2008 and December 31, 2007, respectively)	179,956	179,481
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $526 and $1,580 at March 31, 2008 and December 31, 2007, respectively) (1)	124,474	123,420

Total debt	812,230	832,776
Less current portion	21,900	24,300

Total long-term debt	$790,330	$808,476

(1)	The holders of our 2.50% Exchangeable Senior Subordinated Debentures (the “debentures”) can require us to repurchase all or a portion of the debentures on each of May 15, 2008, 2013, 2018, 2023 and 2028. See Note 10 - Subsequent Event for further discussion.
We repaid $22.1 million of the term loans under our credit facility from operating cash balances during the three months ended March 31, 2008.
Note 7 — Derivative Financial Instruments
The following table summarizes our derivative activity (in thousands):

	Three months ended March 31,
	Gain on Derivative Instruments		Comprehensive Loss
	2008	2007	2008	2007

2.50% Exchangeable Senior Subordinated Debentures	$(375)	$(30)	$—	$—
2006 interest rate swap hedge, net of tax	—	—	(1,516)	(206)

	$(375)	$(30)	$(1,516)	$(206)

The embedded derivative in our debentures and an interest rate swap agreement that we entered into in 2006 (“2006 interest rate swap hedge”) are carried on our condensed consolidated balance sheet as other liabilities at a fair value of $6.0 million at March 31, 2008. The fair value was calculated by discounting the expected future cash inflows using unobservable inputs (level 3) as defined under SFAS 157. The fair value of our 2006 interest rate swap hedge was calculated using the discounted expected future cash outflows from a series of three-month LIBOR STRIPS through November 4, 2011, the same maturity date as our credit facility. The fair value of our embedded derivative in our debentures was calculated as the difference between the discounted expected future cash inflows from a convertible bond with a similar maturity and coupon, and the trading price of the convertible bond at the financial statement date. The discount rate used is based on the risk-free US treasury bond rate plus a market risk adjustment appropriate to the broadcast industry. See Note 10 - “Derivative Instruments” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007 for a full description of these derivatives.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
The following table summarizes the activity for our derivative liabilities during the quarter (in thousands):

Derivatives
Liabilities

Balance as of December 31, 2007	$3,899
Total realized and unrealized gains or losses included in:
Gain on derivative instruments(1)	(375)
Comprehensive loss(2)	2,522

Balance as of March 31, 2008	$6,046

(1)	Represents realized gain in our condensed consolidated statement of operations relating to the embedded derivative within our debentures.

(2)	Represents unrealized losses recorded on our interest rate swap hedge agreement.
Note 8 — Retirement Plans
The following table shows the components of the net periodic pension benefit cost and the contributions to the 401(k) Plan and to the retirement plans (in thousands):

	Three months ended
	March 31,
	2008	2007
Net periodic pension benefit cost:
Service cost	$538	$550
Interest cost	1,592	1,500
Expected return on plan assets	(1,705)	(1,550)
Amortization of prior service cost	31	25
Amortization of net loss	48	325

Net periodic benefit cost	$503	$850

Contributions:
401(k) Plan	$313	$728
Retirements plans	753	753

Total contributions	$1,066	$1,481

We expect to make contributions of $2.4 million to our defined benefit retirement plans during the remainder of 2008. See Note 11 — “Retirement Plans” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007 for a full description of our retirement plans.
Note 9 — Income Taxes
We recorded a provision for income taxes of $0.6 million for the three months ended March 31, 2008, compared to a benefit of $1.4 million for the same period last year. Our annual effective income tax rate was 40.1% and 47.3% for the three months ended March 31, 2008 and 2007, respectively.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Note 10 — Subsequent Event
On April 14, 2008, we provided notice to holders of our debentures through Bank of New York (“the trustee”) and Depository Trust Company (“DTC”), that these holders have the right to require us to purchase their debentures at 100% of the principal amount, if the holders’ written purchase notice(s) are tendered to the trustee by close of business on May 15, 2008.
We are required to fund the purchase of the total amount of debentures tendered on May 16, 2008. In preparation for the funding, on May 7, 2008 we borrowed $115.0 million of our $275.0 million available revolving credit facility and will use these proceeds, along with operating cash balances, to fund the debenture purchases. There will be no impact on our consolidated leverage as a result of the borrowings under the revolving credit facility, which bear interest at LIBOR plus 1.375%. We expect to use our cash flow generated from operations to continue to pay-down our term loans and revolving credit balance under our credit facility. See Note 7 — “Long-Term Debt” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007 for a full description of our credit facility.