Form 10-Q
period 2008-09-30
LIN TELEVISION CORP; LIN TV CORP
filed 2008-10-31
CIK 931058, 1166789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐      Accelerated filer  ☒

Non-accelerated filer ☐  (Do not check if smaller reporting   company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

This combined Form 10-Q is separately filed by (i) LIN TV Corp. and (ii) LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction H (1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at October 27, 2008: 27,864,356 shares

LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at October 27, 2008: 23,502,059 shares

LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at October 27, 2008: 2 shares

LIN Television Corporation common stock, $0.01 par value, issued and outstanding at October 27, 2008: 1,000 shares

Part I. Financial Information

Item 1. Financial Statements

LIN TV Corp.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2008	2007
	(in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$16,270	$40,031
Accounts receivable, less allowance for doubtful accounts (2008 - $1,723; 2007 - $1,640)	76,040	87,301
Program rights	3,751	4,360
Assets held for sale	501	289
Other current assets	6,647	4,857
Total current assets	103,209	136,838
Property and equipment, net	187,549	191,250
Deferred financing costs	9,673	14,406
Equity investments	53,693	55,480
Program rights	4,144	6,776
Goodwill	424,122	535,418
Broadcast licenses and other intangible assets, net	835,385	1,021,290
Assets held for sale	8,567	9,180
Other assets	7,936	11,330
Total assets	$1,634,278	$1,981,968

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$21,600	$24,300
Accounts payable	4,593	11,415
Accrued compensation	8,495	6,754
Accrued interest expense	13,907	5,018
Accrued contract costs	6,360	6,934
Other accrued expenses	18,532	13,573
Program obligations	11,302	11,944
Liabilities held for sale	563	549
Total current liabilities	85,352	80,487
Long-term debt, excluding current portion	739,163	808,476
Deferred income taxes, net	303,680	374,548
Program obligations	6,626	11,551
Liabilities held for sale	41	198
Other liabilities	35,481	41,564
Total liabilities	1,170,343	1,316,824

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 shares issued and outstanding at September 30, 2008 and December 31, 2007	7,095	9,046
Stockholders’ equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 29,670,829 shares at September 30, 2008 and 29,130,173 shares at December 31, 2007, respectively, issued and outstanding	293	292
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at September 30, 2008 and December 31, 2007, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at September 30, 2008 and December 31, 2007, respectively, issued and outstanding; convertible into an equal number of shares of Class A common stock	—	—
Treasury stock, 1,806,428 shares of Class A common stock at September 30, 2008 and December 31, 2007, at cost	(18,005)	(18,005)
Additional paid-in capital	1,101,354	1,096,455
Accumulated deficit	(613,209)	(408,726)
Accumulated other comprehensive loss	(13,828)	(14,153)
Total stockholders’ equity	456,840	656,098
Total liabilities, preferred stock and stockholders’ equity	$1,634,278	$1,981,968

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN TV Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)

Net revenues	$98,804	$93,740	$295,571	$287,297

Operating costs and expenses:
Direct operating	28,977	29,016	88,666	86,353
Selling, general and administrative	28,321	26,928	85,157	84,188
Amortization of program rights	5,856	6,382	17,620	18,523
Corporate	3,683	5,844	14,922	16,374
Depreciation	7,308	6,876	22,125	23,088
Amortization of intangible assets	44	523	228	1,669
Impairment of goodwill and broadcast licenses	—	—	296,972	—
Restructuring benefit	—	(165)	—	(74)
Loss (gain) from asset dispositions	74	679	(296)	1,382
Operating income (loss)	24,541	17,657	(229,823)	55,794

Other expense (income):
Interest expense, net	13,241	15,567	41,554	49,213
Share of expense (income) in equity investments	(662)	(420)	(861)	(1,172)
Gain on derivative instruments	—	(1,384)	(375)	(918)
Loss on extinguishment of debt	491	—	4,195	551
Other, net	1,036	159	997	(104)
Total other expense, net	14,106	13,922	45,510	47,570

Income (loss) from continuing operations before provision for (benefit from) income taxes	10,435	3,735	(275,333)	8,224
Provision for (benefit from) income taxes	218	1,177	(70,666)	3,155

Income (loss) from continuing operations	10,217	2,558	(204,667)	5,069

Discontinued operations:
(Loss) income from discontinued operations, net of (benefit from) provision for income taxes of $74 and $93 for the three months ended September 30, 2008 and 2007, respectively, and net of (benefit from) provision for income taxes of $215 and $(338) for the nine months ended September 30, 2008 and 2007, respectively	(196)	(324)	184	(1,256)

(Loss) gain from the sale of discontinued operations, net of benefit from income taxes of $355 and $2,620 for the three and nine months ended September 30, 2007	—	(501)	—	22,166
Net income (loss)	$10,021	$1,733	$(204,483)	$25,979
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.20	$0.05	$(4.04)	$0.10
(Loss) income from discontinued operations, net of tax	—	(0.01)	0.01	(0.03)
(Loss) gain from the sale of discontinued operations, net of tax	—	(0.01)	—	0.46
Net income (loss)	$0.20	$0.03	$(4.03)	$0.53

Weighted - average number of common shares outstanding used in calculating basic (loss) income per common share	50,620	49,687	50,714	49,300

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.20	$0.05	$(4.04)	$0.11
(Loss) income from discontinued operations, net of tax	—	(0.01)	0.01	(0.02)
(Loss) gain from the sale of discontinued operations, net of tax	—	(0.01)	—	0.40
Net income (loss)	$0.20	$0.03	$(4.03)	$0.49

Weighted - average number of common shares outstanding used in calculating diluted (loss) income per common share	50,620	51,232	50,714	54,792

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN TV Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2008	2007
	(in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(204,483)	$25,979
(Income) loss from discontinued operations	(184)	1,256
Gain from sale of discontinued operations	—	(22,166)
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	22,125	23,088
Amortization of intangible assets	228	1,669
Impairment of goodwill and intangible assets	296,972	—
Amortization of financing costs and note discounts	4,782	6,468
Amortization of program rights	17,620	18,523
Program payments	(19,909)	(20,745)
Loss on extinguishment of debt	4,195	551
Gain on derivative instruments	(375)	(918)
Share of income in equity investments	(861)	(1,172)
Deferred income taxes, net	(71,082)	11,215
Stock-based compensation	3,583	4,452
(Gain) loss from asset dispositions	(296)	1,382
Other, net	400	(1,290)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	11,602	2,575
Other assets	2,104	271
Accounts payable	(6,822)	(2,547)
Accrued interest expense	8,889	10,031
Other accrued expenses	(2,076)	(14,710)
Net cash provided by operating activities, continuing operations	66,412	43,912
Net cash used in operating activities, discontinued operations	(1,142)	(16,966)
Net cash provided by operating activities	65,270	26,946

INVESTING ACTIVITIES:
Capital expenditures	(16,314)	(9,074)
Distributions from equity investments	2,649	2,806
Payments for business combinations	—	(52,250)
Other investments, net	401	(620)
Net cash used in investing activities, continuing operations	(13,264)	(59,138)
Net cash (used in) provided by investing activities, discontinued operations	(693)	135,791
Net cash (used in) provided by investing activities	(13,957)	76,653

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	1,183	1,749
Proceeds from borrowings on long-term debt	115,000	60,000
Principal payments on long-term debt	(190,025)	(145,000)
Payment of long-term debt financing costs	(1,232)	—
Net cash used in financing activities, continuing operations	(75,074)	(83,251)
Net cash used in financing activities	(75,074)	(83,251)

Net (decrease) increase in cash and cash equivalents	(23,761)	20,348
Cash and cash equivalents at the beginning of the period	40,031	12,329
Cash and cash equivalents at the end of the period	$16,270	$32,677

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

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

Changes in Classifications

Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. Our condensed consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations and of Banks Broadcasting, Inc. (“Banks Broadcasting”) as discontinued under the provisions of Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) for all periods presented (see Note 3 – “Discontinued Operations” for further discussion of our discontinued operations).

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

We consolidate Banks Broadcasting in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 46 “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 Revised,” (“FIN 46R”). The creditors of Banks Broadcasting have no recourse to us except for our interest in the preferred stock of Banks Broadcasting.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts related to accounts receivables, fair value of goodwill, intangible assets and equity investments, amortization of program rights and intangible assets, stock-based compensation, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property, equipment and definite-lived intangible assets, contingencies, litigation and net assets of businesses acquired.

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

For the three months ended September 30, 2008, unvested restricted stock awards of 455,000 shares were excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2008, the following was excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive: (a) outstanding stock options to purchase 146,000 shares of our Class A common stock; (b) unvested restricted stock awards of 534,000 shares; and (c) 2,506,000 shares of our Class A common stock potentially issuable upon the conversion of contingently convertible debt.

The following is a reconciliation of income available to common shareholders from continuing operations and weighted-average common shares outstanding for purposes of calculating basic and diluted income per common share (in thousands, except per share data):

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007

Numerator for income per common share calculation:
Income available to common shareholders from continuing operations, basic	$2,558	$5,069
Interest expense on contingently convertible debt, net of tax	—	1,541
Derivative loss, net of tax	—	(597)
Income available to common shareholders from continuing operations, diluted	2,558	6,013
(Loss) income available to common shareholders from discontinued operations, basic and diluted	(324)	(1,256)
(Loss) gain available to common shareholders from discontinued operations, basic and diluted	(501)	22,166
Net income available to common shareholders, diluted	$1,733	$26,923

Denominator for income per common stock calculation:
Weighted-average common shares, basic	49,687	49,300
Effect of dilutive securities:
Stock options and restricted stock	1,545	2,139
Contingent convertible debt	—	3,353
Weighted-average common shares, diluted	51,232	54,792

Comprehensive Income (Loss)

Our total comprehensive income includes net income (loss) and other comprehensive income (loss) items listed in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net income (loss)	$10,021	$1,733	$(204,483)	$25,979
Other comprehensive income (loss), net of tax:
Amortization of prior period costs, net of tax of $12 and $8 for the three months ended September 30, 2008 and 2007, respectively, and net of tax of $36 and $28 for the nine months ended September 30, 2008 and 2007	18	17	54	47
Amortization of net actuarial losses, net of tax of $19 and $98 for the three months ended September 30, 2008 and 2007, respectively, and net of tax of $57 and $346 for the nine months ended September 30, 2008 and 2007	29	190	87	583
Change in fair value of cash flow hedges, net of tax of $22 and ($709) for the three months ended September 30, 2008 and 2007, respectively, and net of tax of $123 and ($304) for the nine months ended September 30, 2008 and 2007	32	(1,068)	184	(447)
Recognition of accumulative benefit obligation, discontinued operations	—	—	—	419
Total comprehensive income (loss)	$10,100	$872	$(204,158)	$26,581

Effective Tax Rate

We estimated an annual effective tax rate of 25.7% and 44.4% as of September 30, 2008 and 2007, respectively. The change was primarily due to the impairment of our broadcast licenses and goodwill, and our estimated annual loss from continuing operations before benefit from income taxes.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Recently Issued Accounting Pronouncements

In September 2008, the FASB issued FASB Staff Position (“FSP”) FSP SFAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161” (“FSP SFAS 133-1 and FIN 45-4”), which is effective for reporting periods, both annual and interim, ending after November 15, 2008.  FSP SFAS 133-1 and FIN 45-4 applies to credit derivatives within the scope of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), hybrid instruments that have embedded credit derivatives, and guarantees within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others–an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. This FSP requires additional financial statement disclosures relative to the current status of the payment/performance risk of the credit derivative or guarantee to enable users of financial statements to assess their potential effect on the financial position, financial performance and cash flows.  FSP SFAS 133-1 and FIN 45-4 impacts only our disclosure requirements and therefore will not have a material impact on our financial position, financial performance or cash flows.  We plan to adopt FSP SFAS 133-1 and FIN 45-4 and include the additional disclosures with our Annual Report on Form 10-K for year ending December 31, 2008.

In June 2008, the FASB issued FSP SFAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”), which is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP SFAS 142-3 provides guidance for determining the useful life of a recognized intangible asset and will be applied prospectively to intangible assets acquired after the effective date. We plan to adopt FSP SFAS 142-3 effective January 1, 2009, and its effects on future periods will depend on the nature and significance of any acquisitions subject to SFAS 141R “Business Combinations” (“SFAS 141R”).

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS 161 impacts only our disclosure requirements and therefore will not have a material impact on our financial position, financial performance or cash flows.  We plan to adopt SFAS 161 effective January 1, 2009.

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

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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

In December 2007, the FASB issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), which amends Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements” (“ARB 51”). SFAS 160 is effective for quarterly and annual reporting periods that begin after December 15, 2008. SFAS 160 establishes accounting and reporting standards with respect to non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests. The significant requirements under SFAS 160 are the reporting of the non-controlling interests separately in the equity section of the balance sheet and the reporting of the net income or loss of the controlling and non-controlling interests separately on the face of the statement of operations. We plan to adopt SFAS 160 effective January 1, 2009, and we do not expect it to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. For all of our financial assets and liabilities that are recognized and disclosed at fair value on a recurring basis, we adopted the provisions of SFAS 157 effective January 1, 2008.  The adoption of SFAS 157, relating to financial assets and liabilities that are recognized and disclosed at fair value on a recurring basis, did not have a material impact on our consolidated financial statements. For all assets and liabilities that are non-financial that are recognized or disclosed at fair value in the financial statements on a non-recurring basis, we plan to adopt the provisions of SFAS 157 effective January 1, 2009. This partial deferral was a result of FSP SFAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”) issued on February 12, 2008, which delayed the adoption of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. We are currently evaluating the impact of SFAS 157 on our financial statements relative to non-financial assets and liabilities. In October 2008, the FASB issued FSP SFAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP SFAS 157-3”), which is effective upon issuance for all financial statements that have not been issued.  FSP SFAS 157-3 clarifies the application of SFAS 157, in a market that is not active.  We have adopted FSP SFAS 157-3 effective with this filing.  FSP SFAS 157-3 does not have a material impact on our financial position, financial performance or cash flows.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Note 2 – Acquisitions

Acquisition Reserves

In connection with the acquisitions of television stations, we recorded certain liabilities relating to employee severance costs, buy-outs of operating agreements and other transaction costs. The following summarizes the activity related to our acquisition reserves (in thousands):

		Balance as of December 31,				Balance as of September 30,
	Acquisition Date	2007	Payments	Adjustments		2008

Acquisition of Sunrise Television Corp.	May 2, 2002	$40	$17	$—		$23
Stations acquired from Viacom	March 31, 2005	86	86	—		—
Stations acquired from Emmis	November 30, 2005	4,644	785	—		3,859
Station acquired from Raycom	February 22, 2007	446	357	(89	)(1)	—
		$5,216	$1,245	$(89)		$3,882

(1)	Represents an adjustment to an operating agreement contract for a discontinued computer system.

Note 3 – Discontinued Operations

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

In July 2007, Banks Broadcasting sold the operating assets, including the broadcast licenses, of KSCW-TV, a CW affiliate in Wichita, to Sunflower Broadcasting, Inc. for $6.8 million, of which $5.4 million was paid in cash at the closing and the remaining $1.4 million was held in escrow and released in July 2008.  Our operating results for the third quarter of 2007 included a $0.5 million loss from the sale of KSCW-TV, net of an income tax benefit of $0.4 million.

In March 2008, Banks Broadcasting sold certain of its 700 MHz spectrum licenses for $2.0 million in cash with a related gain of $1.4 million. In June 2008, Banks Broadcasting signed a purchase agreement to sell KNIN-TV, a CW affiliate in Boise, for $8.0 million to Journal Broadcasting Corporation, subject to FCC approval. The sale of KNIN-TV is expected to close in 2008 and we expect to record a gain of approximately $0.1 million. Following the completion of this sale, we expect that Banks Broadcasting will be liquidated.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Banks Broadcasting distributed $2.5 million to us for the nine months ended September 30, 2008, and distributed no cash to us for nine months ended September 30, 2007. We provided no capital contributions to Banks Broadcasting for the nine months ended September 30, 2008 or 2007.

The carrying amounts of the assets and liabilities of Banks Broadcasting segregated on our balance sheet as held for sale are as follows (in thousands):

	September 30, 2008	December 31, 2007

Program rights	$263	$271
Other current assets	238	18
Total current assets	501	289
Property and equipment, net	789	748
Program rights	34	189
Intangible assets, net	7,744	8,243
Total assets	$9,068	$9,469

Accounts payable	$28	$6
Other accrued expenses	290	308
Program obligations	245	235
Total current liabilities	563	549
Program obligations	41	198
Total liabilities	$604	$747

The following presents summarized information for the discontinued operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Puerto Rico:
Net revenues	$—	$—	$—	$9,868
Operating loss	—	—	—	(1,094)
Net loss	—	—	—	(368)

Banks Broadcasting:
Net revenues	$680	$841	$2,247	$3,671
Operating (loss) income	(190)	(408)	919	(834)
Net (loss) income	(196)	(324)	184	(888)

Total:
Net revenues	$680	$841	$2,247	$13,539
Operating (loss) income	(190)	(408)	919	(1,928)
Net (loss) income	(196)	(324)	184	(1,256)

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Note 4 – Equity Investments

Joint Venture with NBC Universal

We own a 20.38% interest in Station Venture Holdings, LLC, a joint venture with NBC Universal, and account for our interest using the equity method as we do not have a controlling interest. The following presents the summarized financial information of the NBC Universal joint venture (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Cash distributions from equity investment (1)	$23,940	$20,948	$62,888	$64,838
Income from equity investment	19,922	18,738	53,879	55,984
Other expense, net (primarily interest on the GECC Note) (2)	(16,672)	(16,310)	(49,655)	(49,292)
Net income	3,250	2,428	4,224	6,692
Cash distributed to LIN Television	1,630	611	2,649	2,038

(1)	Cash distributions from equity investments include proceeds of $12.6 million from the sale of broadcast towers for the nine months ended September 30, 2008.

(2)	See Note 9 – “Commitments and Contingencies” for further description of the General Electric Capital Corporation (“GECC”) Note and LIN TV’s guarantee of the GECC Note.

Note 5 – Intangible Assets

The following table summarizes the carrying amount of intangible assets (in thousands):

	September 30, 2008		December 31, 2007
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Goodwill	$424,122	$—	$535,418	$—
Broadcast licenses	834,231	—	1,019,908	—
Intangible assets subject to amortization (1)	7,796	(6,642)	7,796	(6,414)
Total intangible assets	$1,266,149	$(6,642)	$1,563,122	$(6,414)

(1)

Intangibles subject to amortization are amortized on a straight-line basis and include the following categories of intangible assets: acquired advertising contracts, advertiser lists, advertiser relationships, favorable operating leases, tower rental income leases, local marketing agreements, purchase options and network affiliation contracts and relationships.

We recorded an impairment charge of $297.0 million during the second quarter of 2008 that included an impairment to the carrying values of our broadcast licenses of $185.7 million, related to 19 of our television stations; and an impairment to the carrying values of our goodwill of $111.3 million, related to 8 of our television stations. As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we tested our unamortized intangible assets for impairment at June 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. These events included: (a) the continued decline of the price of our Class A common stock; (b) the decline in the current selling prices of television stations; (c) the lower growth in advertising revenues; and (d) the decline in the operating profit margins of some of our stations.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We used the income approach to test our broadcast licenses for impairments as of June 30, 2008 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the following adjustments: (a) the discount rate was adjusted from 8% to 9%; (b) market growth rates were adjusted from a range of 1.0% - 2.7% to a range of 0.1% to 2.1%; and (c) operating profit margins were adjusted from a range of 8.5% to 40.9% to a range of 8.5% to 39.8%.  The increase in the discount rate reflected the volatility of stock prices of public companies within the media sector. The changes in the market growth rates and operating profit margins reflected the current general economic pressures impacting both the national and a number of local economies, and specifically, national and local advertising revenues in the markets where our stations operate.

We used the income approach to test goodwill for impairments as of June 30, 2008 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the following adjustments: (a) the discount rate was adjusted from 10% to 11.5%; (b) market growth rates were adjusted from a range of 1.0% to 2.7% to a range of 0.1% to 2.1%; and (c) operating profit margins were adjusted from a range of 29.2% to 57.6% to a range of 22.4% to 62.1%. These assumptions are based on: (a) the actual historical performance of our stations; (b) management’s estimates of future performance of our stations; and (c) the same market growth assumptions used in the calculation of the fair value of our broadcast licenses.  The increase in the discount rate reflected the volatility of our Class A common stock. The changes in the market growth rates and operating profit margins reflected the current general economic pressures impacting both the national and a number of local economies, and specifically, national and local advertising revenues in the markets where our stations operate.

Determining the fair value of our television stations requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on our financial statements. In addition to the various inputs (i.e. market growth, operating profit margins, discount rates) that we use to calculate the fair value of our broadcast licenses and reporting units, we evaluate the reasonableness of our assumptions by comparing the total fair value of all our reporting units to our total market capitalization; and by comparing the fair value of our reporting units or television stations, and broadcast licenses to recent television station sale transactions.

At September 30, 2008, our total market capitalization was $191.8 million less than our equity book value.  We believe that this difference can be attributed to the recent volatility of our stock price in the current economic environment and to the control premium that a market participant may pay to acquire us.  We determined that there were no triggering events in the third quarter of 2008 that required us to test our broadcast licenses and goodwill for impairment.

As noted above, we are required under SFAS 142 to test our indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that these assets might be impaired.  As a result, if the current economic

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

trends continue and the credit and capital markets continue to be disrupted, it is possible that we may record further impairments in the fourth quarter of 2008.

The following table summarizes the estimated amortization expense for our intangible assets subject to amortization for the remainder of 2008 and for the next five years and thereafter (in thousands):

	October 1, to December 31,	Year ending December 31,					There-
	2008	2009	2010	2011	2012	2013	after	Total
Estimated amortization expense	$35	$80	$74	$68	$61	$59	$777	$1,154

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Note 6 – Debt

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Credit facility	$204,850	$154,875
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 - Class B (net of discount of $9,087 and $10,519 at September 30, 2008 and December 31, 2007, respectively)	180,913	179,481
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $1,580 at December 31, 2007)	—	123,420

Total debt	760,763	832,776
Less current portion	21,600	24,300
Total long-term debt	$739,163	$808,476

During the nine months ended September 30, 2008, we repaid $35.0 million of the term loans under our credit facility using available cash balances, including $17.0 million related to mandatory quarterly payments and $18.0 million related to additional payments required because we did not reinvest the remaining proceeds from certain of the 2007 asset sales.

On May 16, 2008, we purchased $125.0 million of our 2.50% Exchangeable Senior Subordinated Debentures, all of which were tendered to us, using $115.0 million available under our revolving credit facility and $10.0 million of our available cash balances. We subsequently repaid $30.0 million of our outstanding revolving credit loans through September 30, 2008.

At September 30, 2008, we were in compliance with all of the covenants under our credit facility as amended. See Note 7 – “Long-term Debt” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007 for a full description of our credit facility, subject to the terms of the Amendment described below.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

On August 25, 2008, we entered into a Third Amendment (the “Amendment”) to our credit facility.  We incurred costs of $1.2 million related to the Amendment which were recorded to deferred financing fees on our balance sheet and will be amortized over the remaining life of the credit facility agreement.  We accounted for the Amendment as a modification to the existing credit facility and recorded a charge to earnings of $0.5 million related to the portion of the revolving credit facility commitment that was reduced with the Amendment. The Amendment permanently reduces the aggregate revolving credit commitments from $275 million to $225 million and revises certain financial condition covenants as follows:

	Prior		As Amended
Consolidated Leverage Ratio:
October 1, 2008 to December 31, 2009	6.00	x	7.00	x
January 1, 2010 through June 30, 2010	6.00	x	6.50	x
July 1, 2010 and thereafter	6.00	x	6.00	x

Consolidated Interest Coverage Ratio:
October 1, 2008 to December 31, 2009	2.25	x	2.00	x
January 1, 2010 and thereafter	2.25	x	2.25	x

Consolidated Senior Leverage Ratio:
October 1, 2008 and thereafter	4.50	x	3.50	x

Note 7 – Retirement Plans

The following table shows the components of the net periodic pension benefit cost and the contributions to the 401(k) Plan and to the retirement plans (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net periodic pension benefit cost:
Service cost	$538	$575	$1,614	$1,675
Interest cost	1,592	1,500	4,776	4,500
Expected return on plan assets	(1,705)	(1,550)	(5,115)	(4,650)
Amortization of prior service cost	30	25	90	75
Amortization of net loss	48	288	144	929
Net periodic benefit cost	$503	$838	$1,509	$2,529

Contributions:
401(k) Plan	$532	$684	$1,206	$2,209
Pension plans	—	1,500	2,250	3,000
Total contributions	$532	$2,184	$3,456	$5,209

We expect to make contributions of $0.8 million to our defined benefit retirement plans during the remainder of 2008.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Note 8 – Fair Value Measurement

We record certain financial assets and liabilities at fair value on a recurring basis consistent with SFAS 157. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying condensed consolidated balance sheet, using the three-level fair value hierarchy established by SFAS 157 (in thousands):

	September 30, 2008
	Quoted prices in active markets	Significant observable inputs	Signficant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Deferred compensation related investments	$4,630	$—	$—	$4,630

Liabilities:
Interest rate swaps	—	3,219	—	3,219
Deferred compensation related liabilities	4,630	—	—	4,630

The fair value of interest rate swaps is determined based on the present value of future cash flows using observable inputs, including interest rates associated with a similar financial instrument using a series of three-month LIBOR-based loans through November 4, 2011. With respect to the deferred compensation plan, the fair value of deferred compensation is determined based on the fair value of the investments selected by employees.

LIN TV Corp.
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Note 9 – Commitments and Contingencies

In connection with the formation of the joint venture with NBC Universal, GECC provided an $815.5 million, 25-year, non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9.0% per annum thereafter (“GECC Note”). The joint venture has historically produced cash flows to support the interest payments and to maintain minimum levels of required cash balances of $15.0 million. In addition, the joint venture has made cash distributions to us and to NBC Universal from the excess cash generated by the joint venture of $22.0 million, $24.0 million and $11.5 million for the years ended December 31, 2005, 2006 and 2007 and $13.0 million for the nine months ended September 30, 2008. The cash distributions for the nine months ended September 30, 2008 include nonrecurring cash proceeds of $12.6 million from the sale of broadcast towers.  Based on these historical cash distributions, we expect that the interest payments on the GECC Note will be serviced solely by the cash flow of the joint venture. The GECC Note is not an obligation of ours, but has recourse to the joint venture, our equity interests therein and to LIN TV pursuant to a guarantee. If the joint venture were to default on its obligations and became unable to pay principal or interest on the GECC Note and GECC could not otherwise be repaid its money from the joint venture, GECC could require us to pay the shortfall of any outstanding amounts under the GECC Note. If this happened, LIN TV could experience material adverse consequences, including:

•         GECC could force LIN TV to sell the stock of LIN Television held by LIN TV to satisfy outstanding amounts under the GECC Note;

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

Note 10 – Subsequent Event

On October 28, 2008, LIN Television Corporation signed a new retransmission consent agreement with Time Warner Cable, which grants to Time Warner and its affiliated entities (“Time Warner”) the right to carry the analog and high definition signals of certain of our television stations on the Time Warner cable systems. When our previous retransmission consent agreement with Time Warner expired on October 2, 2008, Time Warner removed from their cable systems our television signals covered by that agreement.  Time Warner resumed carrying our television channels on October 29, 2008 that are covered under this agreement. Time Warner represents approximately 2.7 million or 19% of our total duplicated television households.

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

We recorded net income of $10.0 million and net loss of $204.5 million for the three and nine months ended September 30, 2008, respectively; and we recorded net income of $1.7 million and $26.0 million for the three and nine months ended September 30, 2007, respectively. The following are some of the key developments in our operations for the three months ended September 30, 2008:

•         Net revenues increased 5% for the third quarter of 2008 compared to the same quarter last year, primarily due to increased political and digital revenues, offset by reduced national and local advertising revenues.

•         Our gross local advertising revenues decreased by 3% for the third quarter of 2008 compared to the same quarter last year. The decrease is due to the television advertising marketplace decline in our local markets resulting from general economic pressures.  Local advertising revenues represented 60% and 63% of total advertising revenues for the third quarter of 2008 and 2007, respectively.

•         Our gross national advertising revenues decreased 15% for the third quarter of 2008 compared to the same quarter last year. The decrease is due to the national television advertising marketplace decline in our markets resulting from general economic pressures. National advertising revenues represented 29% and 35% of total advertising revenues for the third quarter of 2008 and 2007, respectively.

•         Advertising categories for which local and national advertising sales decreased for the third quarter of 2008, compared to the same quarter last year, were automotive, restaurants, media/telecommunications, services, financial services and entertainment. Advertising categories for which revenues increased for the third quarter of 2008 included political, medical and education.  The automotive category, which represented 25% of our local and national advertising sales for the third quarter of 2008, decreased 20% compared to the same quarter last year.

•         Our gross political advertising revenues were $11.4 million for the three months ended September 30, 2008 compared to $1.3 million for the three months ended September 30, 2007. Political elections generally occur in even years resulting in significant changes in political advertising revenues between odd years (2005 and 2007) and even years (2006 and 2008). Political advertising revenues represented 11% and 1% of total advertising revenues for the three months ended September 30, 2008 and 2007, respectively.

•         Our digital revenues, which include revenues generated by our retransmission consent agreements and Internet web sites, increased 88% compared to the same period in the prior year. During the third quarter of 2008, total page views for our web sites were 134.5 million, compared to 99.3 million in the third quarter of 2007, representing a 35% increase. Unique visitors for our web sites were 16.0 million in the third quarter of 2008, compared to 11.6 million in the third quarter of 2007, representing a 38% increase.

•         We repaid $7.5 million of the term loans and $15.0 million of the revolving loans under our credit facility during the third quarter of 2008. As a result, our cash balances at September 30, 2008 were $16.3 million and our total debt outstanding at September 30, 2008 was $760.8 million, or $72.0 million less than our total debt at December 31, 2007.

Subsequent Event

On October 28, 2008, LIN Television Corporation signed a new retransmission consent agreement with Time Warner Cable, which grants to Time Warner and its affiliated entities (“Time Warner”) the right to carry the analog and high definition signals of certain of our television stations on the Time Warner cable systems. When our previous retransmission consent agreement with Time Warner expired on October 2, 2008, Time Warner removed from their cable systems our television signals covered by that agreement.  Time Warner resumed carrying our television channels on October 29, 2008 that are covered under this agreement. Time Warner represents approximately 2.7 million or 19% of our total duplicated television households.

Critical Accounting Policies and Estimates and Recently Issued Accounting Pronouncements

Certain of our accounting policies, as well as estimates that we make, are critical to the presentation of our financial condition and results of operations since they are particularly sensitive to our judgment. Some of these policies and estimates relate to matters that are inherently uncertain. The estimates and judgments we make affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets and goodwill, equity investments, bad debts, program rights, income taxes, stock-based compensation, employee medical insurance claims, pensions, useful lives of property, equipment, and indefinite-lived intangible assets, contingencies, barter transactions, acquired asset valuations and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and it is possible that such differences could have a material impact on our consolidated financial statements. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements” included in Item 7, and Note 1 - “Summary of Significant Accounting Policies” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Fair Value Estimates

We record certain financial assets and liabilities at fair value on a recurring basis consistent with SFAS 157. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying condensed consolidated balance sheet, using the three-level fair value hierarchy established by SFAS 157 (in thousands):

	September 30, 2008
	Quoted prices in active markets	Significant observable inputs	Signficant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Deferred compensation related investments	$4,630	$—	$—	$4,630

Liabilities:
Interest rate swaps	—	3,219	—	3,219
Deferred compensation related liabilities	4,630	—	—	4,630

The fair value of interest rate swaps is determined based on the present value of future cash flows using observable inputs, including interest rates associated with a similar financial instrument using a series of three-month LIBOR-based loans through November 4, 2011. With respect to the deferred compensation plan, the fair value of deferred compensation is determined based on the fair value of the investments selected by employees.

Accounting Pronouncements

In September 2008, the FASB issued FASB Staff Position (“FSP”) FSP SFAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161” (“FSP SFAS 133-1 and FIN 45-4”), which is effective for reporting periods, both annual and interim, ending after November 15, 2008.  FSP SFAS 133-1 and FIN 45-4 applies to credit derivatives within the scope of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), hybrid instruments that have embedded credit derivatives, and guarantees within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others–an interpretation of FASB

Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. This FSP requires additional financial statement disclosures relative to the current status of the payment/performance risk of the credit derivative or guarantee to enable users of financial statements to assess their potential effect on the financial position, financial performance and cash flows.  FSP SFAS 133-1 and FIN 45-4 impacts only our disclosure requirements and therefore will not have a material impact on our financial position, financial performance or cash flows.  We plan to adopt FSP SFAS 133-1 and FIN 45-4 and include the additional disclosures with our Annual Report on Form 10-K for year ending December 31, 2008.

In June 2008, the FASB issued FSP SFAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”), which is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP SFAS 142-3 provides guidance for determining the useful life of a recognized intangible asset and will be applied prospectively to intangible assets acquired after the effective date. We plan to adopt FSP SFAS 142-3 effective January 1, 2009, and its effects on future periods will depend on the nature and significance of any acquisitions subject to SFAS 141R “Business Combinations” (“SFAS 141R”).

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS 161 impacts only our disclosure requirements and therefore will not have a material impact on our financial position, financial performance or cash flows.  We plan to adopt SFAS 161 effective January 1, 2009.

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

In December 2007, the FASB issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), which amends Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements” (“ARB 51”). SFAS 160 is effective for quarterly and annual reporting periods that begin after December 15, 2008. SFAS 160 establishes accounting and reporting standards with respect to non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests. The significant requirements under SFAS 160 are the reporting of the non-controlling interests separately in the equity section of the balance sheet and the reporting of the net income or loss of the controlling and non-controlling interests separately on the face of the statement of operations. We plan to adopt SFAS 160 effective January 1, 2009, and we do not expect it to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. For all of our financial assets and liabilities that are recognized and disclosed at fair value on a recurring basis, we adopted the provisions of SFAS 157 effective January 1, 2008.  The adoption of SFAS 157, relating to financial assets and liabilities that are recognized and disclosed at fair value on a recurring basis, did not have a material impact on our consolidated financial statements. For all assets and liabilities that are non-financial that are recognized or disclosed at fair value in the financial statements on a non-recurring basis, we plan to adopt the provisions of SFAS 157 effective January 1, 2009. This partial deferral was a result of FSP SFAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”) issued on February 12, 2008, which delayed the adoption of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. We are currently evaluating the impact of SFAS 157 on our financial statements relative to non-financial assets and liabilities. In October 2008, the FASB issued FSP SFAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP SFAS 157-3”), which is effective upon issuance for all financial statements that have not been issued.  FSP SFAS 157-3 clarifies the application of SFAS 157, in a market that is not active.  We have adopted FSP SFAS 157-3 effective with this filing.  FSP SFAS 157-3 does not have a material impact on our financial position, financial performance or cash flows.

Results of Operations

Our condensed consolidated financial statements reflect the operations, assets and liabilities of our Puerto Rico operations and of Banks Broadcasting as discontinued for all periods presented. Set forth below are key components that contributed to our operating results (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% change	2008	2007	% change

Revenues:
Local advertising sales	$60,629	$62,650	-3%	$191,704	$199,332	-4%
National advertisng sales	29,646	35,012	-15%	94,542	105,020	-10%
Political advertising sales	11,357	1,305	770%	22,678	2,876	689%
Digital revenues	8,114	4,317	88%	19,737	10,133	95%
Network compensation	913	919	-1%	2,838	2,756	3%
Barter revenues	1,088	2,030	-46%	3,754	6,162	-39%
Other revenues	1,152	999	15%	2,986	2,806	6%
Agency commissions	(14,095)	(13,492)	4%	(42,668)	(41,788)	2%
Net revenues	98,804	93,740	5%	295,571	287,297	3%
			%
Operating costs and expenses:			%
Direct operating	28,977	29,016	0%	88,666	86,353	3%
Selling, general and administrative	28,321	26,928	5%	85,157	84,188	1%
Amortization of program rights	5,856	6,382	-8%	17,620	18,523	-5%
Corporate	3,683	5,844	-37%	14,922	16,374	-9%
Depreciation	7,308	6,876	6%	22,125	23,088	-4%
Amortization of intangible assets	44	523	-92%	228	1,669	-86%
Impairment of goodwill and broadcast licenses	—	—	0%	296,972	—
Restructuring benefit	—	(165)	-100%	—	(74)	-100%
Loss (gain) from asset sales	74	679	-89%	(296)	1,382	-121%
Total operating costs and expenses	74,263	76,083	-2%	525,394	231,503	127%

Operating income	$24,541	$17,657	39%	$(229,823)	$55,794	-512%

Period Comparison

Revenues

Net revenues consist primarily of national, local and political advertising sales, net of sales adjustments and agency commissions. Additional amounts are generated from Internet revenues and retransmission consent fees (collectively, “digital revenues”), barter revenues, network compensation, production revenues and tower rental income.

Net revenues increased $5.1 million, or 5%, for the three months ended September 30, 2008, compared with the three months ended September 30, 2007. The increase was primarily due to: (a) an increase in political advertising sales of $10.1 million; and (b) an increase in digital revenue of $3.8 million. These increases were partially offset by (a) a decrease in local advertising sales of $2.0 million; (b) a decrease in national advertising sales of $5.4 million; and (c) the collective decrease in barter and all other revenue categories of $1.4 million.

Net revenues increased $8.3 million, or 3%, for the nine months ended September 30, 2008, compared with the nine months ended September 30, 2007. The increase was primarily due to: (a) an increase in political advertising sales of $19.8 million; and (b) an increase in digital revenue of $9.6 million. These increases were partially offset by (a) a decrease in local advertising sales of $7.6 million; (b) a decrease in national advertising sales of $10.5 million; and (c) the collective decrease in barter and all other revenue categories of $3.0 million.

The increase in political advertising sales during the three and nine months ended September 30, 2008, compared to the same period last year, is a result of the upcoming Presidential, Congressional, state and local elections. We expect higher political advertising sales in the fourth quarter of 2008 compared to the average of the first three quarters of 2008.

The increase in digital revenues for the three and nine months ended September 30, 2008 over the comparable periods last year is primarily due to several new retransmission consent agreements reached with cable, satellite and telecommunication operators during 2007 and 2008, and an increase in Internet revenues. We expect higher digital revenues in the fourth quarter of 2008 compared to the average of the first three quarters of 2008.

The decrease in local advertising sales is due to general economic pressure now impacting a number of local economies, primarily in the housing, automobile and retail segments. The decrease in national time sales is due to the same general economic factors, which has impacted most national advertising categories, particularly automotive spending. We expect this trend to continue for local and national advertising in the fourth quarter of 2008 and into 2009.

Operating Costs and Expenses

Operating costs and expenses decreased $1.8 million or 2% to $74.3 million for the three months ended September 30, 2008 compared to $76.1 million for the same period in 2007. This variance was primarily due to: (a) fair value or mark-to-market adjustment of $1.2 million in executive deferred compensation investment accounts; (b) reduction of $0.8 million in stock-based compensation expense; (c) lower barter expenses of $0.8 million; (d) lower amortization expense related to intangible assets of $0.5 million; and (e) a decrease from losses from the sale or disposal of assets of $0.6 million.  These decreases were partially offset by (a) higher legal and professional fees of $1.3 million; (b) higher depreciation expense of $0.4 million; (c) a benefit of $0.2 million in restructuring charges in the third quarter of 2007 compared to no benefit in the third quarter of 2008; and (d) other cost increases of $0.2 million.

Operating costs and expenses increased $293.9 million to $525.4 million for the nine months ended September 30, 2008 compared to $231.5 million for the same period in 2007. This increase was primarily due to: (a) an impairment charge of $297.0 million relating to our broadcast licenses and goodwill (described below); (b) higher legal and professional fees of $2.7 million; (c) higher contract costs of $1.3 million; and (d) other cost increases of $1.1 million.   These increases were partially offset by (a) lower benefit costs of $2.2 million; (b) lower barter costs of $1.9 million; (c) lower amortization of intangible assets of $1.4 million; (d) lower (gain) loss of sales of assets of $1.7 million; and (e) lower depreciation costs of $1.0 million.

Impairment of broadcast licenses and goodwill

We recorded an impairment charge of $297.0 million during the second quarter of 2008 that included an impairment to the carrying values of our broadcast licenses of $185.7 million, related to 19 of our television stations; and an impairment to the carrying values of our goodwill of $111.3 million, related to 8 of our television stations. As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we tested our unamortized intangible assets for impairment at June 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. These events included: (a) the continued decline of the price of our Class A common stock; (b) the decline in the current selling prices of television stations; (c) the lower growth in advertising revenues; and (d) the decline in the operating profit margins of some of our stations.

We used the income approach to test our broadcast licenses for impairments as of June 30, 2008 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the following adjustments: (a) the discount rate was adjusted from 8% to 9%; (b) market growth rates were adjusted from a range of 1.0% - 2.7% to a range of 0.1% to 2.1%; and (c) operating profit margins were adjusted from a range of 8.5% to 40.9% to a range of 8.5% to 39.8%.  The increase in the discount rate reflected the volatility of stock prices of public companies within the media sector. The changes in the market growth rates and operating profit margins reflected the current general economic pressures impacting both the national and a number of local economies, and specifically, national and local advertising revenues in the markets where our stations operate.

We used the income approach to test goodwill for impairments as of June 30, 2008 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the following adjustments: (a) the discount rate was adjusted from 10% to 11.5%; (b) market growth rates were adjusted from a range of 1.0% to 2.7% to a range of 0.1% to 2.1%; and (c) operating profit margins were adjusted from a range of 29.2% to 57.6% to a range of 22.4% to 62.1%. These assumptions are based on: (a) the actual historical performance of our stations; (b) management’s estimates of future performance of our stations; and (c) the same market growth assumptions used in the calculation of the fair value of our broadcast licenses.  The increase in the discount rate reflected the volatility of our Class A common stock. The changes in the market growth rates and operating profit margins reflected the current general economic pressures impacting both the national and a number of local economies, and specifically, national and local advertising revenues in the markets where our stations operate.

Determining the fair value of our television stations requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on our financial statements. In addition to the various inputs (i.e. market growth, operating profit margins, discount rates) that we use to calculate the fair value of our broadcast licenses and reporting units, we evaluate the reasonableness of our assumptions by comparing the total fair value of all our reporting units to our total market capitalization; and by comparing the fair value of our reporting units or television stations, and broadcast licenses to recent television station sale transactions.

At September 30, 2008, our total market capitalization was $191.8 million less than our equity book value.  We believe that this difference can be attributed to the recent volatility of our stock price in the current economic environment and to the control premium that a market participant may pay to acquire us.  We determined that there were no triggering events in the third quarter of 2008 that required us to test our broadcast licenses and goodwill for impairment.

As noted above, we are required under SFAS 142 to test our indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that these assets might be impaired.  As a result, if the current economic trends continue and the credit and capital markets continue to be disrupted, it is possible that we may record further impairments in the fourth quarter of 2008.

Other Expense (Income)

Other expense (income) increased $0.2 million for the three months ended September 30, 2008 compared to the same period in 2007, due primarily to lower interest expense of $2.3 million, offset by a $1.4 million gain on derivative instruments in the prior year and other net expenses of $0.7 million. Other expense (income) decreased $2.1 million for the nine months ended September 30, 2008 compared to the same period in 2007, due primarily to lower interest expense of $7.7 million, offset by a $3.6 million write-off of deferred financing fees related to the purchase of our debentures, partial repayment of our term loans and reduction of our revolving credit loan commitment and other net expenses of $2.0 million. The following summarizes the components of our net interest expense (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Credit facility	$2,717	$3,952	$8,159	$13,450
$375,000, 6 1/2% Senior Subordinated Notes	6,337	6,337	19,078	19,087
$190,000, 6 1/2% Senior Subordinated Notes-Class B	3,691	3,686	11,110	11,090
$125,000, 2.50% Exchangeable Senior
Subordinated Debentures	—	1,897	2,803	5,639
Total interest expense	$12,745	$15,872	$41,150	$49,266
Interest (income) and other interest costs	496	(305)	404	(53)
Total interest expense, net	$13,241	$15,567	$41,554	$49,213

Provision for (Benefit from) Income Taxes

Provision for income taxes for the three months ended September 30, 2008 was $0.2 million and the benefit from income taxes for the nine months ended September 30, 2008 was $70.7 million, compared to a provision for income taxes of $1.2 million and $3.2 million for the three and nine months ended September 30, 2007. The change was primarily due to the impairment of our broadcast licenses and goodwill, and our estimated annual loss from continuing operations before benefit from income taxes. We estimated an annual effective tax rate of 25.7% and 44.4% as of September 30, 2008 and 2007, respectively.

Results of Discontinued Operations

Our consolidated financial statements reflect the operations of our Puerto Rico stations and Banks Broadcasting as discontinued for all periods presented. Loss from discontinued operations was $0.2 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively. Income from discontinued

operations was $0.2 million for the nine months ended September 30, 2008 compared to a loss from discontinued operations of $1.3 million for the nine months ended September 30, 2007. Loss from the sale of discontinued operations was $0.5 million for the three months ended September 30, 2007 and gain from the sale of discontinued operations was $22.2 million for the nine months ended September 30, 2007.

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

In July 2007, Banks Broadcasting sold the operating assets, including the broadcast licenses, of KSCW-TV, a CW affiliate in Wichita, to Sunflower Broadcasting, Inc. for $6.8 million, of which $5.4 million was paid in cash at the closing and the remaining $1.4 million was held in escrow and released in July 2008.  Our operating results for the third quarter of 2007 included a $0.5 million loss from the sale of KSCW-TV, net of an income tax benefit of $0.4 million.

In March 2008, Banks Broadcasting sold certain of its 700 MHz spectrum licenses for $2.0 million in cash with a related gain of $1.4 million. In June 2008, Banks Broadcasting signed a purchase agreement to sell KNIN-TV, a CW affiliate in Boise, for $8.0 million to Journal Broadcasting Corporation, subject to FCC approval. The sale of KNIN-TV is expected to close in 2008 and we expect to record a gain of approximately $0.1 million. Following the completion of this sale, we expect that Banks Broadcasting will be liquidated.

Banks Broadcasting distributed $2.5 million to us for the nine months ended September 30, 2008, and distributed no cash to us for nine months ended September 30, 2007. We provided no capital contributions to Banks Broadcasting for the nine months ended September 30, 2008 or 2007.

The following table presents summarized information for our Puerto Rico operations and Banks Broadcasting that were previously included in historical operating results (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Puerto Rico:
Net revenues	$—	$—	$—	$9,868
Operating loss	—	—	—	(1,094)
Net loss	—	—	—	(368)

Banks Broadcasting:
Net revenues	$680	$841	$2,247	$3,671
Operating (loss) income	(190)	(408)	919	(834)
Net (loss) income	(196)	(324)	184	(888)

Total:
Net revenues	$680	$841	$2,247	$13,539
Operating (loss) income	(190)	(408)	919	(1,928)
Net (loss) income	(196)	(324)	184	(1,256)

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our credit facility. At September 30, 2008, we had cash of $16.3 million and a $225.0 million revolving credit facility, of which $85.0 million was outstanding and $140.0 million was available.

We believe that our current levels of cash flows from our operations, together with available borrowings under our credit facility, will be sufficient to meet our anticipated cash requirements for the next 12 months. These cash requirements include working capital, capital expenditures, interest and scheduled principal payments on our credit facility term loans and interest payments on the senior subordinated notes.

None of our long-term debt matures within the next two years.  Our credit facility has a maturity date of November 4, 2011 and our senior subordinated notes have a maturity date of May 15, 2013.

Our credit facility contains certain financial covenants which are measured, in part, by the level of cash we generate from operations.  Our ability to generate sufficient cash flows to maintain our compliance with these financial covenants and to meet the cash requirements needed to operate our company could be adversely affected by a number of risks, including:

•                  The continued economic slowdown in the United States has adversely affected local and national advertising revenues across all of our stations.  Local advertising revenues decreased 4% for the nine months ended September 30, 2008 compared to the prior year; and national advertising revenues decreased 10% for the nine months ended September 30, 2008 compared to the prior year.  Approximately 83% and 92% of our net revenues for the nine months ended September 30, 2008 and 2007, respectively, was derived from local and national advertising revenues.  We cannot predict the severity or duration of this economic slowdown.

•                  The lower demand for local and national advertising revenues has been offset in 2008 by strong demand for political advertising in the first three quarters of 2008 and we expect this demand will continue to be strong through Election

Day.  Political advertising revenues were $22.7 million and $2.9 million for the nine months ended September 30, 2008 and 2007, respectively.  Political elections generally occur in even years resulting in significant changes in political advertising between odd years (2005 and 2007) and even years (2006 and 2008). We anticipate a significant decrease in political advertising revenues in 2009.

•                  We have experienced an improvement in days sales outstanding this year as a result of our centralization of credit/collection functions in 2007 and 2008. However, the effects of a continued economic slowdown and the current financial credit crisis could significantly impact our customers’ ability to pay, which could increase our bad debt expense and increase our days sales outstanding, which in turn would increase our working capital requirements and reduce our cash flow from operations.

•                  As discussed in Note 7 - “Retirement Plans”, we provide a defined benefit retirement plan to certain of our employees. The fair value of our pension plan assets was $71.8 million and $86.0 million as of September 30, 2008 and December 31, 2007, respectively.  We contributed $2.3 million and $3.0 million to our pension plans for nine months ended September 30, 2008 and 2007, respectively.  The continuing economic downturn and disruptions in the financial markets could significantly increase the cash funding requirements of our pension plan and our pension expense in 2009 and thereafter, which would reduce our cash flow from operations.

•                  As discussed in Note 5 - “Intangible Assets”, the current general economic pressures now impacting both the national and a number of our local economies may result in further non-cash impairments in the fourth quarter of 2008. More specifically, the following could adversely impact the current carrying value of our broadcast licenses and goodwill: (a) sustained decline in the price of our Class A common stock; (b) continued decline in our forecasted operating profit margins; (c) continued decline in our industry operating profit margins; (d) continued decline in advertising market revenues within the markets we operate stations; or (e) the sustained decline in the selling prices of television stations.

•                  The current general economic pressures are also affecting the two television stations in our joint venture with NBC Universal. As a result, we do not anticipate receiving cash distributions from the NBC Universal joint venture in the fourth quarter of 2008. Additionally, to the extent we conclude there is an other than temporary decline in the value of our NBC Universal joint venture investment as a result of continued declines in operating profit and in turn an absence of the ability to recover our carrying amount of the investment, we would recognize a loss on investment. The joint venture has not provided us with their 2009 operating plan. We cannot predict at this time if or how much the cash contributions from the joint venture will be for 2009 or whether there has been an other than temporary decline in the value of our investment.  Lastly, the NBC Universal joint venture has continued through September 30, 2008 and is forecasted through December 31, 2008 to generate sufficient cash flows to meet its debt service requirements.  To the extent the NBC joint venture does not generate sufficient cash flows, GECC could under certain circumstances require us to pay the shortfall of any outstanding amounts under the GECC Note pursuant to our guarantee as described in Note 9 — “Commitments and Contingencies.”

In view of these challenges, we are taking several actions to minimize the adverse impact that the current economic slowdown has on our cash flows.  The following describes some of the actions that we are undertaking:

•                  We are using our strong local television station brands and considerable news, sports, weather, traffic and other local video content to develop new revenue streams.  These new revenues are generated from reaching new retransmission consent agreements with pay television companies, developing our television station websites and launching other new digital services. Our digital revenues increased 95% or $9.6 million for the nine months ended September 30, 2008 versus the similar period in 2007.  We expect this trend to continue into 2009.

•                  We are currently evaluating the costs at each of our television stations as a part of our overall strategic business review process to realign our costs as we transition from analog to an all-digital and new media company.  We anticipate taking a restructuring charge in the fourth quarter 2008 relating to this transition, although the amount of this charge cannot be estimated at this time.

•                  On August 25, 2008, we entered into a Third Amendment (the “Amendment”) to our credit facility.  The Amendment permanently reduces the aggregate revolving credit commitments from $275 million to $225 million and revises certain financial condition covenants as follows:

	Prior		As Amended
Consolidated Leverage Ratio:
October 1, 2008 to December 31, 2009	6.00	x	7.00	x
January 1, 2010 through June 30, 2010	6.00	x	6.50	x
July 1, 2010 and thereafter	6.00	x	6.00	x

Consolidated Interest Coverage Ratio:
October 1, 2008 to December 31, 2009	2.25	x	2.00	x
January 1, 2010 and thereafter	2.25	x	2.25	x

Consolidated Senior Leverage Ratio:
October 1, 2008 and thereafter	4.50	x	3.50	x

•                  We have also assessed the impact the current market conditions could have on third parties with whom we do business, specifically as it relates to our interest rate swap and insurance contracts. Management performs a quarterly assessment of the critical terms of the interest rate swap including, among other matters, an assessment of the counterparties’ creditworthiness. Based on our assessment at September 30, 2008, we do not believe there is a significant risk associated with the credit worthiness of our interest rate swap counterparty. Given current economic conditions, management also reviewed the insurance contracts associated with our facilities and business continuity insurance providers and noted no material credit risks.

Summary of Cash Flows

The following presents summarized cash flow information (in thousands):

	Nine months ended
	September 30,		Increase (Decrease)
	2008	2007	$	%

Cash provided by (used in) operating activities:
Continuing operations	$66,412	$43,912	22,500	51%
Discontinued operations	(1,142)	(16,966)	15,824	-93%
Cash (used in) provided by investing activites	(13,957)	76,653	(90,610)	-118%
Cash (used in) financing activites	(75,074)	(83,251)	8,177	10%

Net (decrease) increase in cash and cash equivalents	$(23,761)	$20,348	$(44,109)	-217%

Net cash provided by operating activities from continuing operations increased $22.5 million for the nine months ended September 30, 2008, compared to the same period last year. This increase was primarily due to: (a) improved accounts receivable management of $11.9 million; (b) improvements in operations principally from increased political advertising and digital revenues of $4.4 million; (c) restructuring and severance payments paid-out during the first two quarters of 2007 of $4.6 million; and (d) other cash provided by operating activities of $1.6 million.

Net cash used by operating activities from discontinued operations decreased $15.8 million for the nine months ended September 30, 2008, compared to the same period last year. This decrease was primarily due to the sale of our Puerto Rico operations in the first quarter of 2007 and the sale of KSCW-TV, a Banks Broadcasting station, in the third quarter of 2007.

Net cash (used in) provided by investing activities decreased $90.6 million for the nine months ended September 30, 2008, compared to the same period last year. The change was primarily due to the net proceeds of $131.9 million we received from the sale of our Puerto Rico operations less the $52.3 million we paid toward the balance of the purchase price for the acquisition of KASA-TV in the first quarter of 2007, and to the net proceeds of $5.4 million from the sale of KSCW-TV, a Banks Broadcasting station, in the third quarter of 2007.

Net cash used in financing activities decreased $8.2 million to $75.1 million for the nine months ended September 30, 2008, compared to $83.3 million for the same period last year. In 2008, net cash used in financing activities was primarily due to: (a) the purchase of $125.0 million of our 2.50% Exchangeable Senior Subordinated Debentures, all of which were tendered to us on May 15, 2008; (b) the repayment of $35.0 million of our term loans under the credit facility; and (c) the repayment of $30.0 million of our revolving credit facility at the end of the third quarter; offset by borrowings of $115.0 million under our revolving credit facility that were used, in addition to our cash balances, to purchase the debentures. In 2007, net cash used in financing activities was primarily due to the pay-down of the term loans under our credit facility from proceeds from the sale of our Puerto Rico operations.

Description of Indebtedness

The following is a summary of our outstanding indebtedness (in thousands):

	September 30,	December 31,
	2008	2007
Credit facility	$204,850	$154,875
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 - Class B (net of discount of $9,087 and $10,519 at September 30, 2008 and December 31, 2007, respectively)	180,913	179,481
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $1,580 at December 31, 2007)	—	123,420

Total debt	760,763	832,776
Less current portion	21,600	24,300
Total long-term debt	$739,163	$808,476

During the nine months ended September 30, 2008, we repaid $35.0 million of the term loans under our credit facility using available cash balances, including $17.0 million related to mandatory quarterly payments and $18.0 million related to additional payments required because we did not reinvest the remaining proceeds from certain of the 2007 asset sales.

On May 16, 2008, we purchased $125.0 million of our 2.50% Exchangeable Senior Subordinated Debentures, all of which were tendered to us, using $115.0 million available under our revolving credit facility and $10.0 million of our available cash balances. We subsequently repaid $30.0 million of our outstanding revolving credit loans through September 30, 2008.

At September 30, 2008, we were in compliance with all of the covenants under our credit facility as amended. See Note 7 — “Long-term Debt” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007 for a full description of our credit facility, subject to the terms of the Amendment described above.

Contractual Obligations

As of September 30, 2008, there had been no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 except for the items described below.

We purchased $125.0 million of our 2.50% Exchangeable Senior Subordinated Debentures in May 2008, all of which were tendered to us, using $115.0 million under our revolving credit facility and $10.0 million of available cash balances. The terms of our credit facility requires that the term loans and the revolving credit loans be repaid on or before November 4, 2011.

On August 25, 2008, we entered into a Third Amendment to our Credit Agreement dated November 4, 2005 as described above.

Off-Balance Sheet Arrangements

As of September 30, 2008, there had been no material changes in our off-balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. See Note 9 — “Commitments and Contingencies” regarding LIN TV’s guarantee of the GECC Note and see Note 4 — “Equity Investments” regarding our joint venture with NBC that holds the GECC Note.

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

Interest Rate Risk

Our total debt outstanding at September 30, 2008 was $760.8 million. Our senior subordinated notes in the principal amount of $565 million bear a fixed interest rate. Amounts borrowed under the credit facility bear interest at a rate based on, at our option, either (a) the LIBOR interest rate, or (b) an interest rate that is equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5%. In addition, the rate we select also bears an applicable margin rate of 0.625% to 1.500% depending on the achievement of certain financial ratios. The outstanding balance under our credit facility was $204.9 million at September 30, 2008.

Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical 1% increase in the floating rate used as the basis for the interest charged on the credit facility as of September 30, 2008 would result in an estimated $1.0 million increase in annualized interest expense assuming a constant balance outstanding of $204.9 million, less the notional amount of $100.0 million covered with an interest rate swap agreement. If we incur additional indebtedness or amend or replace our current indebtedness, the current liquidity levels in the general credit markets may impact our ability to refinance our debt or to refinance our debt on terms similar to our existing debt agreements.

During the second quarter of 2006, we entered into a contract to hedge a notional $100 million of our credit facility. The interest payments under our credit facility term loans are based on LIBOR plus an applicable margin rate. To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility, which expires in November 2011. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge was a liability of $3.2 million at September 30, 2008. This amount will be released into earnings over the life of the 2006 interest rate hedge through periodic interest payments.

Item 4. Controls and Procedures

a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

At September 30, 2008, we updated the risk factors in our 2007 Annual Report on Form 10-K as described below.

The continued economic slowdown in the United States and the national and world-wide financial crisis may adversely affect our results of operations, cash flows and financial condition.  Among other things, these negative economic trends could adversely affect demand for television advertising, reduce the availability, and increase the cost, of short-term funds for liquidity requirements, and adversely affect our ability to meet long-term commitments.

The continued economic slowdown in the United States is likely to adversely affect our results of operations and cash flows by, among other things, reducing demand for local and national television advertising and making it more difficult for customers to pay their accounts.  Our ability to access funds under our credit facility depends, in part, on our compliance with certain financial covenants in the credit facility, including covenants based on our operating cash flow.  If our operating cash flow is not sufficient to ensure compliance with these covenants, we might not be able to draw down funds under our revolving credit facility.

Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect our ability to draw on our bank revolving credit facilities. Our access to funds under the revolving credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect the our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and other discretionary uses of cash.

The disruption in the capital markets and its actual or perceived effects on particular businesses and the greater economy may also adversely affect the value of the investments held within our employee benefit plan trusts. A significant long-term decline in the value of these investments may require us to increase contributions to those trusts to meet future funding requirements. In addition, a significant decline in the market value of our employee benefit plan trusts may adversely impact our results of operations, cash flows and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 23, 2005, our Board approved our repurchase of up to $200.0 million of our Class A common stock (the “Program”). Share repurchases under the Program may be made from time-to-time in the open market or in privately negotiated transactions. The Program may be suspended or discontinued at any time. During the three months ended September 30, 2008 no purchases of Class A common stock were made under the Program or otherwise.

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

10.1

Third Amendment, dated as of August 25, 2008, to the Credit Agreement dated as of November 4, 2005 (as amended) among LIN Television Corporation, as the borrower, the several banks and other institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, an issuing lender and as swingline lender, Deutsche Bank Trust Company Americas, as syndication agent and as an issuing lender, Goldman Sachs Credit Partners, L.P., Bank of America, N.A. and Wachovia Bank, National Association as documentation agents, and The Bank of Nova Scotia and Suntrust Bank, as co-documentation agents, and J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc., as joint lead arrangers and joint bookrunners (filed as Exhibit 99.1 to our Form 8-K filed as of August 8, 2008 (File Nos. 000-25206 and 001-31311) and incorporated by reference herein).

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

LIN TV CORP.
LIN TELEVISION CORPORATION

Dated: October 31, 2008	By:	/s/ Richard J. Schmaeling
Richard J. Schmaeling

Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ William A. Cunningham
William A. Cunningham

Vice President, Controller
(Principal Accounting Officer)

LIN Television Corporation

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2008	2007
	(in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$16,270	$40,031
Accounts receivable, less allowance for doubtful accounts (2008 - $1,723; 2007 - $1,640)	76,040	87,301
Program rights	3,751	4,360
Assets held for sale	501	289
Other current assets	6,647	4,857
Total current assets	103,209	136,838
Property and equipment, net	187,549	191,250
Deferred financing costs	9,673	14,406
Equity investments	53,693	55,480
Program rights	4,144	6,776
Goodwill	424,122	535,418
Broadcast licenses and other intangible assets, net	835,385	1,021,290
Assets held for sale	8,567	9,180
Other assets	7,936	11,330
Total assets	$1,634,278	$1,981,968

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$21,600	$24,300
Accounts payable	4,593	11,415
Accrued compensation	8,495	6,754
Accrued interest expense	13,907	5,018
Accrued contract costs	6,360	6,934
Other accrued expenses	18,532	13,573
Program obligations	11,302	11,944
Liabilities held for sale	563	549
Total current liabilities	85,352	80,487
Long-term debt, excluding current portion	739,163	808,476
Deferred income taxes, net	303,680	374,548
Program obligations	6,626	11,551
Liabilities held for sale	41	198
Other liabilities	35,481	41,564
Total liabilities	1,170,343	1,316,824

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 shares issued and outstanding at September 30, 2008 and December 31, 2007	7,095	9,046
Stockholders’ equity:
Investment in parent’s stock, at cost	(18,005)	(18,005)
Additional paid-in capital	1,101,882	1,096,982
Accumulated deficit	(613,209)	(408,726)
Accumulated other comprehensive loss	(13,828)	(14,153)
Total stockholders’ equity	456,840	656,098
Total liabilities, preferred stock and stockholders’ equity	$1,634,278	$1,981,968

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN Television Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net revenues	$98,804	$93,740	$295,571	$287,297

Operating costs and expenses:
Direct operating	28,977	29,016	88,666	86,353
Selling, general and administrative	28,321	26,928	85,157	84,188
Amortization of program rights	5,856	6,382	17,620	18,523
Corporate	3,683	5,844	14,922	16,374
Depreciation	7,308	6,876	22,125	23,088
Amortization of intangible assets	44	523	228	1,669
Impairment of goodwill and broadcast licenses	—	—	296,972	—
Restructuring benefit	—	(165)	—	(74)
Loss (gain) from asset dispositions	74	679	(296)	1,382
Operating income (loss)	24,541	17,657	(229,823)	55,794

Other expense (income):
Interest expense, net	13,241	15,567	41,554	49,213
Share of expense (income) in equity investments	(662)	(420)	(861)	(1,172)
Gain on derivative instruments	—	(1,384)	(375)	(918)
Loss on extinguishment of debt	491	—	4,195	551
Other, net	1,036	159	997	(104)
Total other expense, net	14,106	13,922	45,510	47,570

Income (loss) from continuing operations before provision for (benefit from) income taxes	10,435	3,735	(275,333)	8,224
Provision for (benefit from) income taxes	218	1,177	(70,666)	3,155

Income (loss) from continuing operations	10,217	2,558	(204,667)	5,069
Discontinued operations:
(Loss) income from discontinued operations, net of (benefit from) provision for income taxes of $74 and $93 for the three months ended September 30, 2008 and 2007, respectively, and net of (benefit from) provision for income taxes of $215 and $(338) for the nine months ended September 30, 2008 and 2007, respectively	(196)	(324)	184	(1,256)

(Loss) gain from the sale of discontinued operations, net of benefit from income taxes of $355 and $2,620 for the three and nine months ended September 30, 2007	—	(501)	—	22,166
Net income (loss)	$10,021	$1,733	$(204,483)	$25,979

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIN Television Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2008	2007
	(in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(204,483)	$25,979
(Income) loss from discontinued operations	(184)	1,256
Gain from sale of discontinued operations	—	(22,166)
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	22,125	23,088
Amortization of intangible assets	228	1,669
Impairment of goodwill and intangible assets	296,972	—
Amortization of financing costs and note discounts	4,782	6,468
Amortization of program rights	17,620	18,523
Program payments	(19,909)	(20,745)
Loss on extinguishment of debt	4,195	551
Gain on derivative instruments	(375)	(918)
Share of income in equity investments	(861)	(1,172)
Deferred income taxes, net	(71,082)	11,215
Stock-based compensation	3,583	4,452
(Gain) loss from asset dispositions	(296)	1,382
Other, net	400	(1,290)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	11,602	2,575
Other assets	2,104	271
Accounts payable	(6,822)	(2,547)
Accrued interest expense	8,889	10,031
Other accrued expenses	(2,076)	(14,710)
Net cash provided by operating activities, continuing operations	66,412	43,912
Net cash used in operating activities, discontinued operations	(1,142)	(16,966)
Net cash provided by operating activities	65,270	26,946

INVESTING ACTIVITIES:
Capital expenditures	(16,314)	(9,074)
Distributions from equity investments	2,649	2,806
Payments for business combinations	—	(52,250)
Other investments, net	401	(620)
Net cash used in investing activities, continuing operations	(13,264)	(59,138)
Net cash (used in) provided by investing activities, discontinued operations	(693)	135,791
Net cash (used in) provided by investing activities	(13,957)	76,653

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and
employee stock purchase plan issuances	1,183	1,749
Proceeds from borrowings on long-term debt	115,000	60,000
Principal payments on long-term debt	(190,025)	(145,000)
Payment of long-term debt financing costs	(1,232)	—
Net cash used in financing activities, continuing operations	(75,074)	(83,251)
Net cash used in financing activities	(75,074)	(83,251)

Net (decrease) increase in cash and cash equivalents	(23,761)	20,348
Cash and cash equivalents at the beginning of the period	40,031	12,329
Cash and cash equivalents at the end of the period	$16,270	$32,677

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

LIN Television Corporation

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts related to accounts receivables, fair value of goodwill, intangible assets and equity investments, amortization of program rights and intangible assets, stock-based compensation, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property, equipment and definite-lived intangible assets, contingencies, litigation and net assets of businesses acquired.

Comprehensive Income (Loss)

Our total comprehensive income includes net income (loss) and other comprehensive income (loss) items listed in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net income (loss)	$10,021	$1,733	$(204,483)	$25,979
Other comprehensive income (loss), net of tax:
Amortization of prior period costs, net of tax of $12 and $8 for the three months ended September 30, 2008 and 2007, respectively, and net of tax of $36 and $28 for the nine months ended September 30, 2008 and 2007	18	17	54	47
Amortization of net actuarial losses, net of tax of $19 and $98 for the three months ended September 30, 2008 and 2007, respectively, and net of tax of $57 and $346 for the nine months ended September 30, 2008 and 2007	29	190	87	583
Change in fair value of cash flow hedges, net of tax of $22 and ($709) for the three months ended September 30, 2008 and 2007, respectively, and net of tax of $123 and ($304) for the nine months ended September 30, 2008 and 2007	32	(1,068)	184	(447)
Recognition of accumulative benefit obligation, discontinued operations	—	—	—	419

Total comprehensive income (loss)	$10,100	$872	$(204,158)	$26,581

Effective Tax Rate

We estimated an annual effective tax rate of 25.7% and 44.4% as of September 30, 2008 and 2007, respectively. The change was primarily due to the impairment of our broadcast licenses and goodwill, and our estimated annual loss from continuing operations before benefit from income taxes.

LIN Television Corporation

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Recently Issued Accounting Pronouncements

In September 2008, the FASB issued FASB Staff Position (“FSP”) FSP SFAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161” (“FSP SFAS 133-1 and FIN 45-4”), which is effective for reporting periods, both annual and interim, ending after November 15, 2008.  FSP SFAS 133-1 and FIN 45-4 applies to credit derivatives within the scope of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”), hybrid instruments that have embedded credit derivatives, and guarantees within the scope of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34". This FSP requires additional financial statement disclosures relative to the current status of the payment/performance risk of the credit derivative or guarantee to enable users of financial statements to assess their potential effect on the financial position, financial performance and cash flows.  FSP SFAS 133-1 and FIN 45-4 impacts only our disclosure requirements and therefore will not have a material impact on our financial position, financial performance or cash flows.  We plan to adopt FSP SFAS 133-1 and FIN 45-4 and include the additional disclosures with our Annual Report on Form 10-K for year ending December 31, 2008.

In June 2008, the FASB issued FSP FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP FAS 142-3 provides guidance for determining the useful life of a recognized intangible asset and will be applied prospectively to intangible assets acquired after the effective date. We plan to adopt FSP FAS 142-3 effective January 1, 2009, and its effects on future periods will depend on the nature and significance of any acquisitions subject to SFAS 141R “Business Combinations” (“SFAS 141R”).

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS 161 impacts only our disclosure requirements and therefore will not have a material impact on our financial position, financial performance or cash flows.  We plan to adopt SFAS 161 effective January 1, 2009.

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

LIN Television Corporation

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

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

In December 2007, the FASB issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), which amends Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements” (“ARB 51”). SFAS 160 is effective for quarterly and annual reporting periods that begin after December 15, 2008. SFAS 160 establishes accounting and reporting standards with respect to non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests. The significant requirements under SFAS 160 are the reporting of the non-controlling interests separately in the equity section of the balance sheet and the reporting of the net income or loss of the controlling and non-controlling interests separately on the face of the statement of operations. We plan to adopt SFAS 160 effective January 1, 2009, and we do not expect it to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. For all of our financial assets and liabilities that are recognized and disclosed at fair value on a recurring basis, we adopted the provisions of SFAS 157 effective January 1, 2008.  The adoption of SFAS 157, relating to financial assets and liabilities that are recognized and disclosed at fair value on a recurring basis, did not have a material impact on our consolidated financial statements. For all assets and liabilities that are non-financial that are recognized or disclosed at fair value in the financial statements on a non-recurring basis, we plan to adopt the provisions of SFAS 157 effective January 1, 2009. This partial deferral was a result of FSP SFAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”) issued on February 12, 2008, which delayed the adoption of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. We are currently evaluating the impact of SFAS 157 on our financial statements relative to non-financial assets and liabilities. In October 2008, the FASB issued FSP SFAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP SFAS 157-3”), which is effective upon issuance for all financial statements that have not been issued.  FSP SFAS 157-3 clarifies the application of SFAS 157, in a market that is not active.  We have adopted FSP SFAS 157-3 effective with this filing.  FSP SFAS 157-3 does not have a material impact on our financial position, financial performance or cash flows.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Note 2 – Acquisitions

Acquisition Reserves

In connection with the acquisitions of television stations, we recorded certain liabilities relating to employee severance costs, buy-outs of operating agreements and other transaction costs. The following summarizes the activity related to our acquisition reserves (in thousands):

		Balance as of December 31,				Balance as of September 30,
	Acquisition Date	2007	Payments	Adjustments		2008

Acquisition of Sunrise Television Corp.	May 2, 2002	$40	$17	$—		$23
Stations acquired from Viacom	March 31, 2005	86	86	—		—
Stations acquired from Emmis	November 30, 2005	4,644	785	—		3,859
Station acquired from Raycom	February 22, 2007	446	357	(89	)(1)	—
		$5,216	$1,245	$(89)		$3,882

(1)     Represents an adjustment to an operating agreement contract for a discontinued computer system.

Note 3 – Discontinued Operations

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

In July 2007, Banks Broadcasting sold the operating assets, including the broadcast licenses, of KSCW-TV, a CW affiliate in Wichita, to Sunflower Broadcasting, Inc. for $6.8 million, of which $5.4 million was paid in cash at the closing and the remaining $1.4 million was held in escrow and released in July 2008.  Our operating results for the third quarter of 2007 included a $0.5 million loss from the sale of KSCW-TV, net of an income tax benefit of $0.4 million.

In March 2008, Banks Broadcasting sold certain of its 700 MHz spectrum licenses for $2.0 million in cash with a related gain of $1.4 million. In June 2008, Banks Broadcasting signed a purchase agreement to sell KNIN-TV, a CW affiliate in Boise, for $8.0 million to Journal Broadcasting Corporation, subject to FCC approval. The sale of KNIN-TV is expected to close in 2008 and we expect to record a gain of approximately $0.1 million. Following the completion of this sale, we expect that Banks Broadcasting will be liquidated.

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Banks Broadcasting distributed $2.5 million to us for the nine months ended September 30, 2008, and distributed no cash to us for nine months ended September 30, 2007. We provided no capital contributions to Banks Broadcasting for the nine months ended September 30, 2008 or 2007.

The carrying amounts of the assets and liabilities of Banks Broadcasting segregated on our balance sheet as held for sale are as follows (in thousands):

	September 30, 2008	December 31, 2007

Program rights	$263	$271
Other current assets	238	18
Total current assets	501	289
Property and equipment, net	789	748
Program rights	34	189
Intangible assets, net	7,744	8,243
Total assets	$9,068	$9,469

Accounts payable	$28	$6
Other accrued expenses	290	308
Program obligations	245	235
Total current liabilities	563	549
Program obligations	41	198
Total liabilities	$604	$747

The following presents summarized information for the discontinued operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Puerto Rico:
Net revenues	$—	$—	$—	$9,868
Operating loss	—	—	—	(1,094)
Net loss	—	—	—	(368)

Banks Broadcasting:
Net revenues	$680	$841	$2,247	$3,671
Operating (loss) income	(190)	(408)	919	(834)
Net (loss) income	(196)	(324)	184	(888)

Total:
Net revenues	$680	$841	$2,247	$13,539
Operating (loss) income	(190)	(408)	919	(1,928)
Net (loss) income	(196)	(324)	184	(1,256)

LIN Television Corporation
Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Note 4 – Equity Investments

Joint Venture with NBC Universal

We own a 20.38% interest in Station Venture Holdings, LLC, a joint venture with NBC Universal, and account for our interest using the equity method as we do not have a controlling interest. The following presents the summarized financial information of the NBC Universal joint venture (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Cash distributions from equity investment (1)	$23,940	$20,948	$62,888	$64,838
Income from equity investment	19,922	18,738	53,879	55,984
Other expense, net (primarily interest on the GECC Note) (2)	(16,672)	(16,310)	(49,655)	(49,292)
Net income	3,250	2,428	4,224	6,692
Cash distributed to LIN Television	1,630	611	2,649	2,038

(1)	Cash distributions from equity investments include proceeds of $12.6 million from the sale of broadcast towers for the nine months ended September 30, 2008.
(2)	See Note 9 – “Commitments and Contingencies” for further description of the General Electric Capital Corporation (“GECC”) Note and LIN TV’s guarantee of the GECC Note.

Note 5 – Intangible Assets

The following table summarizes the carrying amount of intangible assets (in thousands):

	September 30, 2008		December 31, 2007
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Goodwill	$424,122	$—	$535,418	$—
Broadcast licenses	834,231	—	1,019,908	—
Intangible assets subject to amortization (1)	7,796	(6,642)	7,796	(6,414)
Total intangible assets	$1,266,149	$(6,642)	$1,563,122	$(6,414)

(1)                                  Intangibles subject to amortization are amortized on a straight-line basis and include the following categories of intangible assets: acquired advertising contracts, advertiser lists, advertiser relationships, favorable operating leases, tower rental income leases, local marketing agreements, purchase options and network affiliation contracts and relationships.

We recorded an impairment charge of $297.0 million during the second quarter of 2008 that included an impairment to the carrying values of our broadcast licenses of $185.7 million, related to 19 of our television stations; and an impairment to the carrying values of our goodwill of $111.3 million, related to 8 of our television stations. As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we tested our unamortized intangible assets for impairment at June 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. These events included: (a) the continued decline of the price of our Class A common stock; (b) the decline in the current selling prices of television stations; (c) the lower growth in advertising revenues; and (d) the decline in the operating profit margins of some of our stations.

LIN Television Corporation

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We used the income approach to test our broadcast licenses for impairments as of June 30, 2008 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the following adjustments: (a) the discount rate was adjusted from 8% to 9%; (b) market growth rates were adjusted from a range of 1.0% - 2.7% to a range of 0.1% to 2.1%; and (c) operating profit margins were adjusted from a range of 8.5% to 40.9% to a range of 8.5% to 39.8%.  The increase in the discount rate reflected the volatility of stock prices of public companies within the media sector. The changes in the market growth rates and operating profit margins reflected the current general economic pressures impacting both the national and a number of local economies, and specifically, national and local advertising revenues in the markets where our stations operate.

We used the income approach to test goodwill for impairments as of June 30, 2008 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the following adjustments: (a) the discount rate was adjusted from 10% to 11.5%; (b) market growth rates were adjusted from a range of 1.0% to 2.7% to a range of 0.1% to 2.1%; and (c) operating profit margins were adjusted from a range of 29.2% to 57.6% to a range of 22.4% to 62.1%. These assumptions are based on: (a) the actual historical performance of our stations; (b) management’s estimates of future performance of our stations; and (c) the same market growth assumptions used in the calculation of the fair value of our broadcast licenses.  The increase in the discount rate reflected the volatility of our Class A common stock. The changes in the market growth rates and operating profit margins reflected the current general economic pressures impacting both the national and a number of local economies, and specifically, national and local advertising revenues in the markets where our stations operate.

Determining the fair value of our television stations requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on our financial statements. In addition to the various inputs (i.e. market growth, operating profit margins, discount rates) that we use to calculate the fair value of our broadcast licenses and reporting units, we evaluate the reasonableness of our assumptions by comparing the total fair value of all our reporting units to our total market capitalization; and by comparing the fair value of our reporting units or television stations, and broadcast licenses to recent television station sale transactions.

At September 30, 2008, our total market capitalization was $191.8 million less than our equity book value.  We believe that this difference can be attributed to the recent volatility of our stock price in the current economic environment and to the control premium that a market participant may pay to acquire us.  We determined that there were no triggering events in the third quarter of 2008 that required us to test our broadcast licenses and goodwill for impairment.

As noted above, we are required under SFAS 142 to test our indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that these assets might be impaired.  As a result, if the current economic trends continue and the credit and capital markets continue to be disrupted, it is possible that we may record further impairments in the fourth quarter of 2008.

LIN Television Corporation

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table summarizes the estimated amortization expense for our intangible assets subject to amortization for the remainder of 2008 and for the next five years and thereafter (in thousands):

	October 1, to December 31,	Year ending December 31,					There-
	2008	2009	2010	2011	2012	2013	after	Total
Estimated amortization expense	$35	$80	$74	$68	$61	$59	$777	$1,154

LIN Television Corporation

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Note 6 – Debt

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Credit facility	$204,850	$154,875
6 1/2% Senior Subordinated Notes due 2013	375,000	375,000
$190,000, 6 1/2% Senior Subordinated Notes due 2013 - Class B (net of discount of $9,087 and $10,519 at September 30, 2008 and December 31, 2007, respectively)	180,913	179,481
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033 (net of discount of $1,580 at December 31, 2007)	—	123,420

Total debt	760,763	832,776
Less current portion	21,600	24,300
Total long-term debt	$739,163	$808,476

During the nine months ended September 30, 2008, we repaid $35.0 million of the term loans under our credit facility using available cash balances, including $17.0 million related to mandatory quarterly payments and $18.0 million related to additional payments required because we did not reinvest the remaining proceeds from certain of the 2007 asset sales.

On May 16, 2008, we purchased $125.0 million of our 2.50% Exchangeable Senior Subordinated Debentures, all of which were tendered to us, using $115.0 million available under our revolving credit facility and $10.0 million of our available cash balances. We subsequently repaid $30.0 million of our outstanding revolving credit loans through September 30, 2008.

At September 30, 2008, we were in compliance with all of the covenants under our credit facility as amended. See Note 7 – “Long-term Debt” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007 for a full description of our credit facility, subject to the terms of the Amendment described below.

LIN Television Corporation

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

On August 25, 2008, we entered into a Third Amendment (the “Amendment”) to our credit facility.  We incurred costs of $1.2 million related to the Amendment which were recorded to deferred financing fees on our balance sheet and will be amortized over the remaining life of the credit facility agreement.  We accounted for the Amendment as a modification to the existing credit facility and recorded a charge to earnings of $0.5 million related to the portion of the revolving credit facility commitment that was reduced with the Amendment. The Amendment permanently reduces the aggregate revolving credit commitments from $275 million to $225 million and revises certain financial condition covenants as follows:

	Prior		As Amended
Consolidated Leverage Ratio:
October 1, 2008 to December 31, 2009	6.00	x	7.00	x
January 1, 2010 through June 30, 2010	6.00	x	6.50	x
July 1, 2010 and thereafter	6.00	x	6.00	x

Consolidated Interest Coverage Ratio:
October 1, 2008 to December 31, 2009	2.25	x	2.00	x
January 1, 2010 and thereafter	2.25	x	2.25	x

Consolidated Senior Leverage Ratio:
October 1, 2008 and thereafter	4.50	x	3.50	x

Note 7 – Retirement Plans

The following table shows the components of the net periodic pension benefit cost and the contributions to the 401(k) Plan and to the retirement plans (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net periodic pension benefit cost:
Service cost	$538	$575	$1,614	$1,675
Interest cost	1,592	1,500	4,776	4,500
Expected return on plan assets	(1,705)	(1,550)	(5,115)	(4,650)
Amortization of prior service cost	30	25	90	75
Amortization of net loss	48	288	144	929
Net periodic benefit cost	$503	$838	$1,509	$2,529

Contributions:
401(k) Plan	$532	$684	$1,206	$2,209
Pension plans	—	1,500	2,250	3,000
Total contributions	$532	$2,184	$3,456	$5,209

We expect to make contributions of $0.8 million to our defined benefit retirement plans during the remainder of 2008.

LIN Television Corporation

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Note 8 – Fair Value Measurement

We record certain financial assets and liabilities at fair value on a recurring basis consistent with SFAS 157. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying condensed consolidated balance sheet, using the three-level fair value hierarchy established by SFAS 157 (in thousands):

	September 30, 2008
	Quoted prices in active markets	Significant observable inputs	Signficant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Deferred compensation related investments	$4,630	$—	$—	$4,630

Liabilities:
Interest rate swaps	—	3,219	—	3,219
Deferred compensation related liabilities	4,630	—	—	4,630

The fair value of interest rate swaps is determined based on the present value of future cash flows using observable inputs, including interest rates associated with a similar financial instrument using a series of three-month LIBOR-based loans through November 4, 2011. With respect to the deferred compensation plan, the fair value of deferred compensation is determined based on the fair value of the investments selected by employees.

LIN Television Corporation

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Note 9 – Commitments and Contingencies

In connection with the formation of the joint venture with NBC Universal, GECC provided an $815.5 million, 25-year, non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9.0% per annum thereafter (“GECC Note”). The joint venture has historically produced cash flows to support the interest payments and to maintain minimum levels of required cash balances of $15.0 million. In addition, the joint venture has made cash distributions to us and to NBC Universal from the excess cash generated by the joint venture of $22.0 million, $24.0 million and $11.5 million for the years ended December 31, 2005, 2006 and 2007 and $13.0 million for the nine months ended September 30, 2008. The cash distributions for the nine months ended September 30, 2008 include nonrecurring cash proceeds of $12.6 million from the sale of broadcast towers.  Based on these historical cash distributions, we expect that the interest payments on the GECC Note will be serviced solely by the cash flow of the joint venture. The GECC Note is not an obligation of ours, but has recourse to the joint venture, our equity interests therein and to LIN TV pursuant to a guarantee. If the joint venture were to default on its obligations and became unable to pay principal or interest on the GECC Note and GECC could not otherwise be repaid its money from the joint venture, GECC could require us to pay the shortfall of any outstanding amounts under the GECC Note. If this happened, LIN TV could experience material adverse consequences, including:

•         GECC could force LIN TV to sell the stock of LIN Television held by LIN TV to satisfy outstanding amounts under the GECC Note;

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

Note 10 – Subsequent Event

On October 28, 2008, LIN Television Corporation signed a new retransmission consent agreement with Time Warner Cable, which grants to Time Warner and its affiliated entities (“Time Warner”) the right to carry the analog and high definition signals of certain of our television stations on the Time Warner cable systems. When our previous retransmission consent agreement with Time Warner expired on October 2, 2008, Time Warner removed from their cable systems our television signals covered by that agreement.  Time Warner resumed carrying our television channels on October 29, 2008 that are covered under this agreement. Time Warner represents approximately 2.7 million or 19% of our total duplicated television households.