Form 10-K
period 2008-12-31
LIN TELEVISION CORP; LIN TV CORP
filed 2009-03-16
CIK 931058, 1166789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
LIN TV Corp.
(Exact name of registrant as specified in its charter)

Commission File Number: 001-31311
LIN Television Corporation
(Exact name of registrant as specified in its charter)

Commission File Number: 000-25206

Delaware	Delaware
(State or other jurisdiction of	(State or other jurisdiction of
incorporation or organization) 05-0501252	incorporation or organization) 13-3581627
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

Four Richmond Square, Suite 200, Providence, Rhode Island 02906
(Address of principal executive offices)
(401) 454-2880
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the last reported sale price of the registrant’s class A common stock on June 29, 2008 on the New York Stock Exchange) was approximately $334 million.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	Form 10-K
Portions of the Registrant’s Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders to be held on May 21, 2009	Part III

NOTE:

This combined Form 10-K is separately filed by LIN TV Corp. and LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction I(1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at March 3, 2009: 27,926,160 shares.

LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at March 3, 2009: 23,502,059 shares.

LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at March 3, 2009: 2 shares.

LIN Television Corporation common stock, $0.01 par value, issued and outstanding at March 3, 2009: 1,000 shares.

EXHIBITS
10.6	First Amendment to the LIN TV Corp. Amended and Restated 2002 Stock Plan
10.8	Second Amendment to the Supplemental Benefit Retirement Plan of LIN Television and Subsidiary Companies
10.10	First Amendment to the LIN TV Corp. Third Amended and Restated 2002 Non-Employee Director Stock Plan
10.22	Employment agreement between LIN TV Corp., LIN Television Corporation and Robert Richter
21	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of PricewaterhouseCoopers LLP
23.3	Consent of KPMG LLP
31.1	Certification pursuant to Section 302 of the CEO of LIN TV Corp.
31.2	Certification pursuant to Section 302 of the CFO of LIN TV Corp.
31.3	Certification pursuant to Section 302 of the CEO of LIN Television Corp.
31.4	Certification pursuant to Section 302 of the CFO of LIN Television
32.1	Certification pursuant to Section 906 of the CEO and CFO of LIN TV Corp
32.2	Certification pursuant to Section 906 of the CEO and CFO of LIN Television

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under the captions Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe them to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such forward-looking statements. We cannot assure you that any of such statements will be realized and it is likely that actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those discussed under the caption Item 1A. Risk Factors, as well as the following:

•	volatility and disruption of the capital and credit markets and further adverse changes in the national and local economies in which our stations operate;

•	volatility and periodic changes in our advertising revenues;

•	restrictions on our operations due to, and the effect of, our significant indebtedness;

•	our ability to continue to comply with financial debt covenants dependent on cash flows;

•	our guarantee of the General Electric Capital Corporation (“GECC”) note;

•	potential delisting of our common stock from the New York Stock Exchange (“NYSE”);

•	effects of complying with accounting standards, including with respect to the treatment of our intangible assets;

•	increases in our cost of borrowings or inability or unavailability of additional debt or equity capital;

•	increased competition, including from newer forms of entertainment and entertainment media, or changes in the popularity or availability of programming;

•
increased costs, including increased news and syndicated programming costs and increased capital expenditures as a result of acquisitions or necessary technological enhancements such as additional expenditures related to the transition to digital broadcasting;

•	effects of our control relationships, including the control that HM Capital Partners LLC (“HMC”) and its affiliates have with respect to corporate transactions and activities we undertake;

•	adverse state or federal legislation or regulation or adverse determinations by regulators, including adverse changes in, or interpretations of, the exceptions to the FCC duopoly rule;

•	declines in the domestic advertising market;

•	further consolidation of national and local advertisers;

•	global or local events that could disrupt television broadcasting;

•	risks associated with acquisitions including integration of acquired businesses;

•	changes in television viewing patterns, ratings and commercial viewing measurement;

•	changes in our television network affiliation agreements;

•	seasonality of the broadcast business due primarily to political advertising revenues in even years; and

•	impact of union activity, including possible strikes or work stoppages or our inability to negotiate favorable terms for contract renewals.

Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.  Business

Overview

LIN TV Corp. is a local television and digital media company, owning and/or operating 27 television stations in 17 U.S. markets, all of which are affiliated with a national broadcast network. Our highly-rated stations deliver superior local news and community stories, along with top-rated sports and entertainment programming, to 9% of U.S. television homes, reaching an average of 10.6 million households per week. We are a leader in the convergence of local broadcast television and the Internet through our television station web sites and a growing number of local interactive initiatives. Our stations are primarily located in the top 75 Designated Market Areas (“DMA”) as measured by Nielsen Media Research (“Nielsen”). In this report, the terms “Company,” “LIN TV”, “we”, “us” or “our” mean LIN TV Corp. and all subsidiaries included in our consolidated financial statements. Our class A common stock is traded on the NYSE under the symbol “TVL”.

We provide free, over-the-air broadcasts of our programming 24 hours per day to the communities we are licensed to serve. We are committed to serving the public interest by providing free daily local news coverage, making public service announcements and providing advertising time to political candidates.

We seek to have the largest local television presence in each of our local markets by combining strong network and syndicated programming with leading local news, and by pursuing our multi-channel strategy. This multi-channel strategy enables us to increase our audience share by operating multiple stations in the same market. We currently operate multiple stations in nine of our markets. We plan to continue to enhance our existing and acquired television stations by applying our expertise in news programming, sales and technology.

All our stations are affiliated with one of the national television networks: ABC, CBS, NBC, FOX, CW or MyNetworkTV.

Our Company was incorporated on February 11, 1998, and LIN Television Corporation, our wholly-owned subsidiary, was incorporated on June 18, 1990. Our corporate offices are at Four Richmond Square, Suite 200, Providence, Rhode Island 02906.

Development of Our Business

Ownership and organizational structure

Our Company (including its predecessors) has owned and operated television stations since 1966. A group of investors led by the predecessor of HMC acquired LIN Television Corporation on March 3, 1998. On May 3, 2002, we completed our initial public offering and our class A common stock began trading on the NYSE.

We have three classes of common stock. The class A common stock and the class C common stock are both voting common stock, with the class C common stock having 70% of the aggregate voting power. The class B common stock is held by affiliates of HMC and has no voting rights, except that without the consent of a majority of the class B common stock, we cannot enter into a wide range of corporate transactions.

This capital structure allowed us to issue voting stock while preserving the pre-existing ownership structure in which the class B stockholders did not have an attributable ownership interest in our television broadcast licenses pursuant to the rules of the Federal Communications Commission (“FCC”).

The following diagram summarizes our corporate structure as of March 3, 2009:

Class A Common
Stock
27,926,160 shares outstanding
listed on the NYSE under the
symbol “TVL”
30% voting power
Class B Common
Stock
23,502,059 shares
outstanding, all of which are
currently held by affiliates or
former affiliates of HMC
Non-voting
Class C Common
Stock
2 shares outstanding, all of
which are held by affiliates of
Mr. Royal W. Carson III, a
director, and HMC
70% voting power
LIN TV Corp.
LIN Television Corporation
Television
Stations
 Joint Ventures

All of the shares of our class B common stock are held by affiliates of HMC or former affiliates of HMC. The class B common stock is convertible into class A common stock or class C common stock in various circumstances. The class C common stock is also convertible into class A common stock in certain circumstances. If affiliates of HMC converted their shares of class B common stock into shares of class A common stock and the shares of class C common stock were converted into shares of class A common stock as of March 3, 2009, the holders of the converted shares of class C common stock would own less than 0.01% of the total outstanding shares of class A common stock and resulting voting power, and the affiliates of HMC would own 45.7% of the total outstanding shares of class A common stock and resulting voting power.

HMC has advised us that it has no current intention of converting its shares of class B common stock into shares of class A voting common stock or shares of class C voting common stock.

Our television stations

We own, operate and/or program 27 stations, including two stations pursuant to local marketing agreements and one low-power station, which operates as a stand-alone station. We also have an equity investment in other stations through a joint venture. The following table lists the stations that we own, operate and/or program, or in which we have an equity investment:

Market	DMA Rank (1)	Station	Affiliation	Digital Channel	Status(2)	FCC license expiration
Owned:
Indianapolis, IN	25	WISH-TV (3)	CBS	9		8/1/2013	(5)
		WNDY-TV (5)	MNTV	32		8/1/2013	(5)
Hartford-New Haven, CT	30	WTNH-TV	ABC	10		4/1/2015	(5)
		WCTX-TV	MNTV	39		4/1/2015	(5)
Columbus, OH	32	WWHO-TV	CW	46		10/1/2013	(5)
Grand Rapids-Kalamazoo-Battle Creek, MI	39	WOOD-TV (3)	NBC	7		10/1/2013	(5)
		WOTV-TV	ABC	20		10/1/2013	(5)
		WXSP-CA	MNTV	Various		10/1/2013	(5)
Norfolk-Portsmouth-Newport News, VA	43	WAVY-TV (3)	NBC	31		10/1/2012	(5)
		WVBT-TV	FOX	29		10/1/2012	(5)
Albuquerque, NM	44	KRQE-TV (3)	CBS	16		10/1/2006	(4)
		KASA-TV	FOX	27		10/1/2014
Buffalo, NY	51	WIVB-TV	CBS	39		6/1/2015	(5)
		WNLO-TV	CW	32		6/1/2015	(5)
Austin, TX	49	KXAN-TV (3)	NBC	21		8/1/2014	(5)
		KNVA-TV (3)	CW	49	LMA	8/1/2014	(5)
Providence, RI-New Bedford, MA	52	WPRI-TV	CBS	13		4/1/2015	(5)
		WNAC-TV	FOX	54	LMA	4/1/2007	(4)
Mobile, AL/Pensacola, FL	60	WALA-TV	FOX	9		4/1/2013
		WBPG-TV	CW	25		4/1/2013
Dayton, OH	64	WDTN-TV	NBC	50		10/1/2013	(5)
Green Bay, WI	70	WLUK-TV (3)	FOX	51		12/1/2013	(5)
Toledo, OH	73	WUPW-TV	FOX	46		10/1/2013	(5)
Fort Wayne, IN	107	WANE-TV	CBS	31		8/1/2013	(5)
Springfield-Holyoke, MA	111	WWLP-TV	NBC	11		4/1/2015	(5)
Terre Haute, IN	152	WTHI-TV	CBS	24		8/1/2013
Lafayette, IN	189	WLFI-TV	CBS	11		8/1/2013	(5)

NBC Universal/LIN Joint Venture:
Dallas-Forth Worth, TX	5	KXAS-TV	NBC	41	JV	8/1/2006	(4)
San Diego, CA	28	KNSD-TV	NBC	40	JV	12/1/2006	(4)
__________

(1)	DMA estimates and rankings are taken from Nielsen Local Universe Estimates for the 2008-2009 Broadcast Season, effective September 22, 2008. There are 210 DMAs in the United States.

(2)
All of our stations are owned and operated except for those stations noted as “LMA” which indicates stations to which we provide services under a local marketing agreement (see “Distribution of Programming — local marketing agreements” for a description of these agreements) and noted as “JV” which indicates a station owned and operated by a joint venture to which we are a party.

(3)
KRQE-TV includes two satellite stations, KBIM-TV and KREZ-TV. KXAN-TV includes a satellite station KXAM-TV.  WISH-TV includes a low-power station WIIH-CA.  KNVA-TV, WLUK-TV, WOOD-TV and WAVY-TV each include a group of low-power stations. We own and operate all of these satellite stations and low-power stations, which broadcast identical programming as the primary station.

(4)	License renewal applications have been filed with the FCC and are currently pending.

(5)
License renewal granted pursuant to a tolling agreement with the FCC for the stations noted. Under these tolling agreements, the FCC granted each stations’ license renewal in return for our permitting the FCC two additional years from the date of the grant of the renewal to investigate certain complaints from that previous license term.

We hold a 20% equity interest, and a subsidiary of General Electric Company holds the remaining 80% equity interest, in a joint venture (in which we and NBC Universal each have a 50% voting interest) which is a limited partner in a business that owns television stations KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego. NBC Universal operates the two stations pursuant to a management agreement. (For more information about this joint venture, see the description of the NBC Universal Joint Venture in Item 1A. “Risk Factors — The GECC Note could result in significant liabilities and could trigger a change of control under our existing indebtedness, causing LIN Television’s indebtedness to become immediately due and payable” on page 19, as well as the description in the Liquidity and Capital Resources section under Item 7. Management’s Discussion and Analysis and Note 14 to our consolidated financial statements.)

Description of Our Business

Strategy

We are dedicated to building value for our shareholders by leveraging each of our stations’ trusted talent, news and promotional resources to increase our revenues and cash flow, and lead the industry in the convergence of local broadcast television and digital media. Our key strategic and operating goals include: a) increase our share of the local television advertising market and attract new audiences for our multiplatform product offerings; b) cultivate new business and generate greater advertising, digital and other revenues; c) restructure our business to realize cost efficiencies and streamline operations; and d) produce more news on a 24/7 basis for our web, mobile and television outlets, using fewer resources.

The principal components of our strategy include:

•
Preserve Our Local News Leadership.  We operated the number one or number two local news station in 71% of our markets[1] for the year ended December 31, 2008. Our stations are committed to a “localist” approach, which sustains our strong news positions and enhances our brand equity in the community. This year, we leveraged our top-rated news and local programming to capture a significant portion of our markets’ political revenues. We have been recognized for our local news expertise and have won many awards during the past year, including several Emmy, Associated Press, Edward R. Murrow and other local and regional awards. Also in 2008, the Paley Center for Media, in partnership with the National Academy of Television Arts & Sciences and the Television Bureau of Advertising, named twenty-three local television programs for inclusion in the Paley Center’s permanent national collection.  Two of our television stations, WIVB-TV in Buffalo and WISH-TV in Indianapolis, each had four programs chosen to become part of the nation’s foremost public archive of television and radio programming. We believe this exemplifies the quality of work we produce.

•
Expand Product Offerings. Our principle assets include market-leading news and other locally-produced programs, top-rated syndicated programs and a suite of new media products, including streaming video, local search and mobile applications. Our new media teams are focused on embracing new technologies and developing better ways to connect with our viewers and our advertisers beyond television. Through our own innovation, as well as partnerships with other companies that utilize cutting-edge technology to engage audiences, we are expanding our new media product offerings and multiplatform distribution.

•
Focus on a Multiplatform Sales Approach. Given our strong local station brands and market-leading news and sales expertise, we capture substantial audience share in most of the markets we serve. Our strategy is to convert that audience share into an even greater share of advertising revenues through a fully integrated sales organization that focuses on a multi-platform sales approach. Our sales teams specialize in creating more advanced marketing opportunities for our clients by integrating television and new media to reach a broad and dynamic audience.  As a result of our evolving sales culture, we are often one of the top stations in our markets for local and national advertising revenue, as well as market share.

•
Secure Subscriber Fees from Pay-Television Operators.  Local broadcast stations reach nearly 89% of U.S. television households through carriage on cable, telecommunications and satellite multi-channel video systems[2]. Competition from satellite and telecommunications companies, combined with our strong local and national programming, provides us with compelling negotiating positions to obtain fair compensation for our channels. By the end of 2008, we reached agreements with every major cable, telecommunications and satellite company in the markets we serve.

(1)	Source: Average of Nielsen Ratings Monday through Friday Late News February, 2008, May, 2008, November, 2008.

(2)	Source: Nielsen DMA Universe Estimates January, 2009.

•
Become The Local Online Destination.  Our new media strategy focuses on engaging audiences around our strong brands and across multiple media channels. In 2008, we partnered with Fox Interactive Media to redesign our television stations’ web sites and unveil key web site features, including a new video player that is user-friendly and engaging, new weather features, “Map This” programming, new social networking tools, a centralized content management system for seamless content flow and sharing between markets, customized news delivery and user engagement tools. Today, we operate more than 50 unique web sites, serve nearly two billion advertising impressions and offer a growing portfolio of Internet-based products and services that provide traditional and new audiences around-the-clock access to our trusted local news and information. Most of our local web sites rank #1 in our markets for “Time on Site”, averaging nearly 14 minutes[3]. We will continue to focus on the depth and breadth of our content in order to become the local online destination for news and information in our markets, as well as look to expand our new media platform through mobility, short message service (“SMS”) and interactive television.

•
Continue to Improve Our Operating Efficiencies.  We have achieved company-wide operating efficiencies through economies of scale in the purchase of programming, ratings services, research services, national sales representation, capital equipment and other vendor services. In addition, we operate two regional television technology centers that have centralized engineering, operations and administration for multiple stations at a single location. In Indianapolis and Springfield, we currently service nine stations and five stations, respectively. We plan to further increase the productivity of these regional centers and incorporate more stations and functions into these centers in order to decrease expenses and further improve our efficiency.

•
Evolve to a Modern Newsroom with Multimedia Reporting and Production. A current initiative is to improve our newsgathering and production process by sharing resources and multitasking. We are transitioning to journalists that have a wide range of skills, including video camera operation, writing and editing. Multitasking is an important component to the modern newsroom and allows our journalists to connect better with the final product and claim more responsibility, resulting in a higher-quality story and more content at a lower cost than the traditional approach. We believe our modern newsrooms create a unique and instantaneous reporting culture that drives cost reduction and efficiency.

•
Launch New Digital Services.  We have allocated resources to building our digital broadcast facilities and we are evaluating a number of potentially attractive new video and data program services that utilize the full capacity of our digital signals. In our larger markets where we have two digital channels, we believe this is a particularly strong platform with which to launch these new services. We expect to continue funding several research and development efforts in this area over the coming years to determine which new business applications are most advantageous for us.

(3)	Source: Hitwise Broadcast Media Rankings. December, 2008.

Principal Sources of Revenue

Local, national and political advertising revenues

Local, national and political advertising, net of agency commissions, represented approximately 90%, 92% and 95% of our total net revenues for the years ended December 31, 2008, 2007 and 2006, respectively. We receive these revenues principally from advertising time sold in our local news, network and syndicated programming. Advertising rates are based upon a variety of factors, including:

•	size and demographic makeup of the market served by the television station;

•	a program’s popularity among television viewers;

•	number of advertisers competing for the available time;

•	availability of alternative advertising media in the station’s market area;

•	our station’s overall ability to attract viewers in its market area;

•	our station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting; and

•	effectiveness of our sales force.

Network compensation

The three oldest networks, ABC, CBS and NBC, had historically made cash compensation payments for our carriage of their network programming. However, in accordance with prevailing trends in our industry, our recent agreements with these networks now reflect a reduction and eventual elimination of network compensation payments to us and or require us to pay compensation to the network.

The newer networks, such as FOX, CW and MyNetworkTV, provide less network programming, pay no network compensation and, in some instances, require us to pay network compensation. However, these newer networks provide us with more advertising inventory to sell than ABC, NBC or CBS.

Barter revenues

We occasionally barter our unsold advertising inventory for goods and services that are required to operate our television stations. We also acquire certain syndicated programming by providing a portion of the available advertising inventory within the program, in lieu of cash payments.

Digital revenues

We generate digital revenues from advertising produced by our television stations’ Internet web sites and from retransmission consent fees received from cable, satellite and telecommunications companies for the rights to carry our analog and high definition signals in their pay television services to consumers.

Other revenues

We receive other revenues from sources such as renting space on our television towers, renting our production facilities, copyright royalties and providing television production services.

Sources and Availability of Programming

We program our television stations from the following program sources:

•	News and general entertainment programming that is produced by our local television stations;

•	Network programming;

•	Syndicated programming: off-network programs, such as “The Simpsons” or “Everybody Loves Raymond”, and first-run programs, such as “Oprah”, “Judge Judy” or “Wheel of Fortune”;

•	Paid programming: arrangements where a third party pays our stations for a block of time, generally in one half hour or one hour time periods to air long-form advertising or “infomercials”; and

•	Local Weather Station: we provide a 24-hour weather channel to local cable systems in certain of our television markets.

Locally produced news and general entertainment programming

Our stations produce an aggregate of 517 hours of local news programming per week that we broadcast on all but two of our stations. We believe that successful local news programming is an important element in attracting local advertising revenues. In addition, our news programs which have had historically high ratings and strong viewership, have served as strong lead-ins for other programs and have created strong local station brands in each of our local communities. Local news programming also allows us greater control over our programming costs.

Our current network affiliations and number of weekly hours of network, local news and other local programming are as follows:

Network	DMA	DMA Rank	Station	Weekly Hours of Network Programming	Weekly Hours of Local News Programming	Weekly Hours of Other Local Programming	Network Affiliation End Date

ABC	Hartford-New Haven, CT	30	WTNH-TV	91	31	0	8/31/2011
	Grand Rapids-Kalamazoo-Battle Creek, MI	39	WOTV-TV	89	18	1	8/31/2011
CBS	Indianapolis, IN	25	WISH-TV	93	35	2	12/31/2014
	Albuquerque, NM	44	KRQE-TV	99	25	0	12/31/2014
	Buffalo, NY	51	WIVB-TV	89	31	1	12/31/2014
	Providence, RI-New Bedford, MA	52	WPRI-TV	99	30	1	12/31/2014
	Fort Wayne, IN	107	WANE-TV	97	22	0	12/31/2014
	Terre Haute, IN	152	WTHI-TV	99	19	0	12/31/2014
	Lafayette, IN	189	WLFI-TV	98	22	0	12/31/2017
NBC	Grand Rapids-Kalamazoo-Battle Creek, MI	39	WOOD-TV	96	32	1	1/1/2013
	Norfolk-Portsmouth-Newport News, VA	43	WAVY-TV	93	32	2	1/1/2013
	Austin, TX	49	KXAN-TV	81	29	1	1/1/2013
	Dayton, OH	64	WDTN-TV	96	31	1	1/1/2013
	Springfield-Holyoke, MA	111	WWLP-TV	95	32	3	1/1/2013
FOX	Norfolk-Portsmouth-Newport News, VA	43	WVBT-TV	31	7	1	6/30/2013
	Albuquerque, NM	44	KASA-TV	31	7	0	6/30/2013
	Providence, RI-New Bedford, MA	52	WNAC-TV	43	6	0	6/30/2013
	Mobile/Pensacola, FL	60	WALA-TV	31	26	1	6/30/2013
	Green Bay, WI	70	WLUK-TV	31	37	6	6/30/2013
	Toledo, Ohio	73	WUPW-TV	31	11	0	6/30/2013
CW	Columbus, OH	32	WWHO-TV	30	4	0	9/17/2009
	Buffalo, NY	51	WNLO-TV	38	6	1	9/17/2009
	Austin, TX	49	KNVA-TV	42	0	0	9/17/2009
	Mobile/Pensacola, FL	60	WBPG-TV	30	0	1	9/17/2009
MyNetworkTV (1)	Indianapolis, IN	25	WNDY-TV	15	4	1	9/5/2011
	Hartford-New Haven, CT	30	WCTX-TV	12	9	3	9/5/2011
	Grand Rapids-Kalamazoo-Battle Creek, MI	39	WXSP-CA	12	11	1	9/5/2011
				1,692	517	28

(1)
On February 9, 2009, MyNetworkTV announced that it was changing its status from a broadcast-network model to a program service model.  The program service differs from a broadcast network in that it is closer to a television syndication business.

Network programming

All of our stations are affiliated with one of the national television networks. Our network affiliation agreements provide a local station certain exclusive rights and an obligation, subject to certain limited preemption rights, to carry the network programming. While the networks retain most of the advertising time within their programs for their own use, the local station also has the right to sell a limited amount of advertising time within the network programs. Other time periods, which are not programmed by the networks, are programmed by the local station, for which the local station retains all of the advertising revenues. Networks also share certain of their programming with cable networks and make certain of their programming available through their web site or on web sites such as hulu.com.  These outlets compete with us for viewers in the communities served by our stations.

The programming strength of a particular national television network may affect a local station’s competitive position. Our stations, however, are diversified among the various networks, reducing the potential impact of any one network’s performance. We believe that national television network affiliations remain an efficient means of obtaining competitive programming, both for established stations with strong local news franchises and for newer stations with greater programming needs.

Our stations generated an average of approximately 20% of their total net revenue from the sale of advertising within network programming for the year ended December 31, 2008. Our stations that are affiliated with ABC, CBS and NBC generate a higher percentage of revenue from the sale of advertising within network programming than stations affiliated with FOX, CW and MyNetwork.

Our affiliation agreements have terms with scheduled expiration dates ranging through December 31, 2017. These agreements are subject to earlier termination by the networks under specified circumstances, including a change of control of our Company, which would generally result from the acquisition of 50% of the voting rights of our Company.

Syndicated programming

We acquire the rights to programs for time periods in which we do not air our local news or network programs. These programs generally include reruns of current or former network programs, such as “The Simpsons” or “Everybody Loves Raymond”, or first-run syndicated programs, such as “Oprah”, “Judge Judy” or “Wheel of Fortune”. We pay cash for these programs or exchange advertising time within the program for the cost of the program rights. We compete with other local television stations to acquire these programs, which has caused the cost of program rights to increase over time. In addition, a television viewer can now choose to watch many of these programs on national cable networks or purchase these programs on DVDs or via downloads to computers, mobile video devices or web-based video players, which has contributed to increasing fragmentation of our local television audience.

Distribution of Programming

The programming that airs on our television stations can reach the television audience by one or more of the following distribution systems:

•	Full-power television stations;

•	Stations we operate under local marketing agreements;

•	Low-power television stations;

•	Cable television;

•	Satellite television systems;

•	Telecommunications systems; and

•	Internet.

Full-power television stations

We own and/or operate 26 full-power television stations that operate on the digital over-the-air channels 2 through 51. As a result of the initial law that set an unconditional digital conversion date of February 17, 2009, a number of our stations switched to digital on February 17, 2009.  Our remaining stations will convert on or before the rescheduled date of June 12, 2009.  For the year ended December 31, 2008, our full-power television stations generated 99% of our net revenue, including two full-power stations for which we provided programming, sales and other related services under local marketing agreements that contributed 4% of our net revenue during 2008. See “Our television stations” for a listing of our full-power television stations.

Local marketing agreements

The FCC television licenses for the two stations for which we provide programming, sales and other related services under a local marketing agreement are not owned by us. Revenues generated by these stations contributed 4%, 5% and 6% to our net revenue for the years ended December 31, 2008, 2007 and 2006, respectively. We incur programming costs, operating costs and capital expenditures related to the operation of these stations, and retain all advertising revenues. In Providence and Austin, the two local markets where these stations are located, we own and operate another station. These local marketing agreement stations are an important part of our multi-channel strategy. We have a purchase option to acquire the FCC licenses in Providence and Austin.

Low-power television stations

We own and operate a number of low-power television stations. We operate these stations either as stand-alone stations or as satellite stations. These low-power broadcast television stations are licensed by the FCC to provide service to substantially smaller areas than those of full-power stations. These stations contributed 1% of our total net revenue in each of the years ended December 31, 2008, 2007 and 2006.

In five of our markets, Albuquerque, Austin, Green Bay, Indianapolis and Norfolk-Portsmouth-Newport News, we use our low power stations to extend the geographic reach of our primary stations in these markets. In Grand Rapids we have affiliated WXSP-TV, a group of low-power television stations, with MyNetworkTV, to cover substantially all of the local market.

Cable, satellite television and telecommunications systems

According to Nielsen, cable, satellite television and telecommunications companies currently provide program services to approximately 89% of total U.S. television households, with cable and telecommunications companies serving 61% of US households and satellite providers serving 28%. As a result, cable, satellite television and telecommunications companies are not only our primary competitors, but the primary means by which our television audience views our television stations.

Pursuant to FCC rules, broadcast stations can be carried by a distributor (such as a Multiple System Operator (“MSO”) or satellite provider) in one of two ways: via “must-carry” or “retransmission consent.” If a station elects to be carried on a “must-carry” basis, the station invokes an FCC rule that requires the distributor to carry the station in the local market, on a particular channel, and on a tier of service available to all subscribers. Distributors do not pay a fee for carriage of a “must-carry” station. If a station elects, instead, to be carried pursuant to retransmission consent, the station waives the must-carry rights and elects to be carried by the distributor under negotiated contractual terms. These terms may include channel position, service tier carriage, and compensation.

A station elects every three years whether it will be carried pursuant to must-carry or retransmission consent.  The most recent “election” deadline was October 1, 2008, for an “election cycle” effective January 1, 2009 through December 31, 2011.  The next election will be made by October 1, 2011, effective January 1, 2012. Most of our stations are distributed pursuant to retransmission consent agreements.  As of December 31, 2008, we had retransmission consent agreements with 102 distributors, including 98 MSOs or telecommunications companies, the two major satellite providers and two national telecommunications providers.

Internet

We operate more than 50 unique web sites, serve nearly 2 billion advertising impressions and offer a growing portfolio of Internet-based products and services that provide traditional and new audiences around-the-clock access to our trusted local news and information. Many of our web sites rank #1 in our markets for “Time on Site”, averaging nearly 14 minutes4.

Seasonality of Our Business

Our advertising revenues are generally highest in the second and fourth quarters of each calendar year, due generally to higher advertising in the spring season and in the period leading up to and including the end-of-year holiday season. Our operating results are also significantly affected by annual cycles, as advertising revenues are generally higher in even-numbered years (i.e., 2006, 2008) due to additional revenues associated with election years from advertising spending by political candidates and incremental advertising revenues associated with Olympic broadcasts.

The broadcast television industry is also cyclical in nature and affected by prevailing economic conditions. Since we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic and regional conditions in each local market where our stations operate.

Digital Transition of Our Stations

On February 8, 2006, a measure was signed into law that set a date for conversion from analog to digital transmission of February 17, 2009 (the “transition date”) and included a program to subsidize the digital conversion of remaining analog receivers.  On February 11, 2009, a measure was signed into law to postpone the transition from analog to digital television broadcasting by four months to June 12, 2009.  However, in accordance with that legislation, some stations may convert earlier and a number of our stations converted to digital transmission on February 17, 2009, the initial transition date.  The delay in the conversion for our remaining stations will cost us approximately an additional $0.8 million. As of December 31, 2008, we have successfully established digital transmission facilities for all of our full-power stations.

We also own and operate many “low-power” and “translator” stations as part of these full-power stations. The FCC allowed the broadcast industry to file applications to convert their analog low-power stations and translators to digital operation. All applications for each of our low power and translator facilities were appropriately filed with the FCC. In some cases we were able to obtain extended coverage for our low power stations beyond the existing analog service. One translator in New Mexico was unable to obtain digital authority due to potential interference to a full power station in Mexico. We anticipate being able to resolve this issue some time after the rescheduled digital transition date of June 12, 2009. The cost to convert all of these low-power and translator stations to digital operation was approximately $1.9 million, which excludes the additional $0.8 million that will be incurred to continue to operate certain of our stations in analog format due to the delay in conversion. We expect to convert all of these low-power and translator stations to digital television by the second quarter of 2009. The delay in conversion is not expected to have a material impact on our results of operations.

Competitive Conditions in the Television Industry

The television broadcast industry has become highly competitive as a result of new technologies and new program distribution systems. Local cable systems, which offer television viewers hundreds of program choices, compete for advertising dollars. In most of our local markets, we compete directly against other local broadcast stations, cable, satellite television and telecommunication systems for audience. We believe, however, that our local news programming, network affiliations and sales management have enabled us to compete effectively in our markets.

(4)	Source: Hitwise Broadcast Media Rankings. December, 2008.

The chart below illustrates some of the competitive forces that we face in terms of audience, advertising revenues and programming:

Competition for:
	Viewing Time	Advertising Revenues	Programming
Other local television stations	X	X	X
Cable television networks	X	X	X
Local cable systems	X	X	X
Local telecommunications systems	X	X	X
Satellite TV systems	X		X
Internet/web sites	X	X	X
Videogame systems (e.g. Playstation)	X
DVDs	X
Computers and mobile video devices (e.g. iPods)	X
Local radio stations		X
Newspapers		X
Outdoor advertising		X

Federal Regulation of Television Broadcasting

 Overview of Regulatory Issues.    Broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act requires the FCC to regulate broadcasting so as to serve "the public interest, convenience and necessity." The Communications Act prohibits the operation of broadcast stations except pursuant to licenses issued by the FCC and empowers the FCC, among other things, to issue, renew, revoke and modify broadcasting licenses; assign frequency bands; determine stations' frequencies, locations and power; and regulate the equipment used by stations.

The Communications Act prohibits the assignment of a license or the transfer of control of a license without the FCC's prior approval. The FCC also regulates certain aspects of the operation of cable television systems, direct broadcast satellite ("DBS") systems and other electronic media that compete with broadcast stations. In addition, the FCC regulates matters such as television station ownership, network-affiliate relations, cable and DBS systems' carriage of television station signals, carriage of syndicated and network programming on distant stations, political advertising practices and obscene and indecent programming.

 License Renewals.    Under the Communications Act, the FCC generally may grant and renew broadcast licenses for terms of eight years, though licenses may be renewed for a shorter period under certain circumstances. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and (iii) there have been no other serious violations that taken together constitute a pattern of abuse. In making its determination, the FCC may consider petitions to deny but cannot consider whether the public interest would be better served by issuing the license to a person other than the renewal applicant.  We are in good standing with respect to each of our FCC licenses. Our licenses have expiration dates ranging between 2006 and 2015. The table on page 6 includes the expiration date of each of our licenses. We have timely filed license renewal applications for each of our stations. Once an application for renewal is filed, each station remains licensed while its application is pending, even after its license expiration date has passed. Certain of our licenses have pending applications for renewal that we expect to be reviewed in 2009. We expect to renew each of these licenses but we make no assurance that we will be able to do so.

Ownership Regulation.    The Communications Act and FCC rules limit the ability of individuals and entities to have ownership or other attributable interests in certain combinations of broadcast stations and other media. In June 2006, the FCC launched a rulemaking proceeding to promulgate new media ownership rules. This rulemaking was, in part, a response to a 2004 decision of the Third Circuit Court of Appeals that stayed and remanded several of the ownership rule changes that the FCC had adopted in 2003. The rules adopted in 2003 would have liberalized most of the ownership rules which would have permitted us to acquire television stations in certain markets where we are currently prohibited from acquiring newspaper/broadcast cross-ownership. The FCC made no other changes to its broadcast ownership rules, thereby leaving in place the majority of the pre-June 2003 broadcast ownership rules. The FCC's currently effective ownership rules that are material to our operations are summarized below:

Local Television Ownership.  Under the FCC's current local television ownership (or "duopoly") rule, a party may own multiple television stations without regard to signal contour overlap provided they are located in separate Nielsen DMAs. In addition, the rules permit parties to own up to two TV stations in the same DMA so long as (i) at least one of the two stations is not among the top four-ranked stations in the market based on audience share at the time an application for approval of the acquisition is filed with the FCC, and (ii) at least eight independently owned and operating full-power commercial and non-commercial television stations would remain in the market after the acquisition. In addition, without regard to the number of remaining or independently owned television stations, the FCC will permit television duopolies within the same DMA so long as the Grade B signal contours of the stations involved do not overlap. Stations designated by the FCC as "satellite" stations, which are full-power stations that typically rebroadcast the programming of a "parent" station, are exempt from the local television ownership rule. Also, the FCC may grant a waiver of the local television ownership rule if one of the two television stations is a "failed" or "failing" station or if the proposed transaction would result in the construction of a new television station (an unbuilt-station waiver). We are currently in compliance with the local television ownership rule. One of our stations in New Haven applied for and was granted an unbuilt-station waiver. A subsequent transfer of the duopoly in New Haven may require a waiver if no additional independent stations initiate operations in the market. Eligibility for a waiver will depend upon the station’s future performance.

Local marketing agreements are considered equivalent to ownership for purposes of the local ownership rules and thus, subject to certain exceptions, are permissible only where ownership is permissible. The FCC has grandfathered otherwise ineligible television local marketing agreements entered into prior to November 5, 1996. Grandfathered local marketing agreements can be freely transferred during the grandfather period, but duopolies may be transferred only where the two-station combination continues to qualify under the duopoly rule.

In the event that the FCC determines that the grandfathered local marketing agreement that we have in Providence is ineligible for conversion to full ownership, we have the right to assign our purchase option to a third party and we believe we can arrange a suitable disposition, including alternative non-attributable operating arrangements with such a party, such as a more limited programming and services agreement or joint sales agreement, if necessary, which will not be materially less favorable to us than the current local marketing agreement. However, the rules may not be implemented or interpreted in such a manner. In Austin, we assigned our purchase option for KNVA-TV, for which we also have a grandfathered local marketing agreement, to a third party, Vaughan Media, LLC, that subsequently exercised the option to acquire the outstanding shares of the entity that holds the FCC licensee for that station. The assignment and subsequent exercise of the option by Vaughan Media, LLC are the subject of litigation between us, Vaughan Media, LLC and the licensee. For more information see Item 3. ”Legal Proceedings”.

National Television Ownership Cap.  The Communications Act, as amended in 2004, limits the number of television stations one entity may own nationally. Under the rule, no entity may have an attributable interest in television stations that reach, in the aggregate, more than 39% of all U.S. television households. The FCC currently discounts the audience reach of a UHF station by 50% when computing the national television ownership cap.  The percentage of all U.S. households that our stations reach is approximately 9%.

Media Cross-Ownership.  The FCC revised its newspaper/broadcast cross-ownership rule in December 2007; however, the revised rule is not yet effective. The FCC historically has prohibited the licensee of a radio or TV station from directly or indirectly owning, operating, or controlling a daily newspaper if the station's specified service contour encompasses the entire community where the newspaper is published. Under the revised rule, newspaper/broadcast cross-ownership would nonetheless be permissible if (i) the market at issue is one of the 20 largest DMAs; (ii) the transaction involves the combination of only one major daily newspaper and only one television or radio station; (iii) where the transaction involves a television station, at least eight independently owned and operating major media voices (major newspapers and full-power television stations) would remain in the DMA following the transaction; and (iv) where the transaction involves a television station, that station is not among the top four-ranked stations in the DMA. For all other proposed newspaper/broadcast transactions, the FCC's historic prohibition generally would remain in place. The cross-ownership rules also permit cross ownership of radio and television stations under a graduated test based on the number of independently owned media voices in the local market. In large markets (markets with at least 20 independently owned media voices), a single entity can own up to one television station and seven radio stations or, if permissible under the local television ownership rule (if eight full-power television stations would remain in the market post transaction), two television stations and six radio stations.

Attribution of Ownership.  Under the FCC's attribution policies, the following relationships and interests generally are attributable for purposes of the FCC's broadcast ownership restrictions:

•	holders of 5% or more of the licensee's voting stock, unless the holder is a qualified passive investor, in which case the threshold is a 20% or greater voting stock interest;

•	all officers and directors of a licensee and its direct or indirect parent(s);

•	any equity interest in a limited partnership or limited liability company, unless properly "insulated" from management activities; and

•
equity and/or debt interests which in the aggregate exceed 33% of a licensee's total assets, if the interest holder supplies more than 15% of the station's total weekly programming, or is a same-market broadcast company, cable operator or newspaper (the "equity/debt plus" standard).

Under the single majority shareholder exception to the FCC's attribution policies, otherwise attributable interests under 50% are not attributable if a corporate licensee is controlled by a single majority shareholder and the minority interest holder is not otherwise attributable under the "equity/debt plus" standard. Thus, in our case, where we have a single majority shareholder, ownership of minority stock interests of up to 33% are not attributable absent other factors.

Because of these multiple and cross-ownership rules, any person or entity that acquires an attributable interest in us may violate the FCC’s rules if that purchaser also has an attributable interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such person or entity also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If the holder of an attributable interest violates any of these ownership rules or if a proposed acquisition by us would cause such a violation, we may be unable to obtain from the FCC one or more authorizations needed to conduct our television station business and may be unable to obtain the FCC’s consents for certain future acquisitions.

Digital Television Transition.    All U.S. television stations are required to terminate all analog broadcasts by June 12, 2009 and may elect, with FCC approval, to terminate their analog signal sooner. Broadcasters must pay certain fees for non-broadcast uses of their digital channels. In addition, the FCC determined that broadcasters who transmit multiple programs on their digital channels are required to carry additional children’s educational programming and is evaluating whether to impose further public interest programming requirements on digital broadcasters. The FCC’s current implementation plan would maintain the secondary status of low-power television stations with respect to DTV operations and many low-power television stations, particularly in major markets, could be displaced, including some of ours.

Cable and Satellite Carriage of Local Television Signals.    Federal law requires television broadcasters to make an election to exercise either must-carry or retransmission consent rights in connection with their carriage by cable systems or satellite television providers.  If a broadcaster chooses to exercise its must-carry rights, it may demand carriage on a specified channel on cable and satellite systems within its local market. Must-carry rights are not absolute. Distributors may decline carriage for a variety of reasons, including a lack of channel capacity for smaller systems, the inability of the station asserting must-carry rights to deliver a good quality signal to the cable system or satellite provider or the presence of a more proximate duplicate affiliate of the same network. Stations asserting must-carry rights are not permitted to receive additional compensation from the distributor carrying their stations. If a station owner chooses to exercise its retransmission consent rights, it may prohibit distributors from carrying its signal, or permit carriage under a negotiated compensation arrangement.

Must-carry rights are limited to carriage within a station’s local market and preclude a station from receiving anything other than limited carriage rights in exchange for the use of its programming. Must-carry is generally elected in instances where the broadcast station believes it is unlikely to obtain either cost-free carriage or additional compensation through negotiation. This is more likely to be the case with respect to stations which have disadvantaged signals or channel positions, or which are without strong networks, or local news operations and to systems in areas dominated by a single cable operator, or where there are overlapping signals from stations in adjacent markets. Otherwise, stations generally elect to negotiate retransmission consent agreements with distributors. A retransmission consent agreement is generally elected where a station seeks not just carriage but compensation from the distributor. Retransmission consent agreements are also required for carriage on systems outside of a station’s local market. Compensation may include cash or other forms of payment, enhanced channel position, or carriage of and payment for additional program services such as a local weather service or a second national network carried on a low-power station in the same market. We currently have retransmission consent agreements with virtually all distributors (cable, telecommunications and satellite) in our local markets.

There are currently two satellite video service providers covering the U.S. market: DirecTV and DISH Network. These satellite video service systems deliver subscription programming similar to that of cable systems to consumers who have purchased and installed a small satellite dish and receiver. In addition to providing the national cable channels (i.e. ESPN, MSNBC, Discovery Channel, etc.), satellite video service providers carry most of the local broadcast signals in the markets they serve. The satellite compulsory license permits satellite video service systems to provide local signals into only their local markets, which is called the local-in-local provision, and prohibits the importation of distant stations into a local market. As with cable carriage, broadcasters have been given the right to negotiate retransmission consent for their local signals in exchange for compensation or to demand carriage as a matter of right for no compensation. Both DirecTV and DISH Network have now initiated carriage of local stations in most of our markets and we have retransmission consent agreements with both companies for the carriage of our signals that have scheduled expiration dates ranging through February 28, 2011.

 Regulatory issues involving programming and station operations.  The Communications Act requires broadcasters to serve the public interest. Since the early 1980s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s local market. Broadcast station licensees continue, however, to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Stations must follow various rules promulgated under the Communications Act that regulate, among other things, children’s television programming and advertising, political advertising, sponsorship identifications, contest and lottery advertising and program ratings guidelines. The Commission proposed to re-establish a number of formalized procedures designed to improve television broadcasters’ service to their local communities. These proposals include the establishment of community advisory boards, quantitative programming guidelines and maintenance of a main studio in a station’s community of license. The FCC is also considering additional regulations governing product placement and closed captioning.  We are unable to predict which, if any, of these proposals the FCC will ultimately adopt and whether such final rules will have a material adverse effect on our ability to provide competitive programming.

The FCC is also charged with enforcing restrictions or prohibitions on the broadcast of obscene and indecent programs and in recent years has increased its enforcement activities in this area, issuing large fines against radio and television stations found to have carried such programming. In June 2006, legislation was signed into law and, in June 2007, adopted by the FCC that increases the maximum monetary penalty for carriage of indecent programming tenfold to $325,000 per station per violation with a cap of $3 million for any "single act," and put the licenses of repeat offenders in jeopardy. The FCC adopted the increased forfeiture amount in June of 2007. Court challenges to the FCC’s indecency enforcement regime are pending at various stages. We are unable to predict whether the enforcement of the indecency regulations will have a material adverse effect on our ability to provide competitive programming.

Recent regulatory developments, proposed legislation and regulation.  Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our stations. The foregoing discussion summarizes the federal statutes and regulations material to our operations, but does not purport to be a complete summary of all the provisions of the Communications Act or of other current or proposed statutes, regulations, and policies affecting our business. The summaries should be read in conjunction with the text of the statutes, rules, regulations, orders, and decisions described herein. We are unable at this time to predict the outcome of any of the pending FCC rule-making proceedings referenced above, the outcome of any reconsideration or appellate proceedings concerning any changes in FCC rules or policies noted above, the possible outcome of any proposed or pending Congressional legislation, or the impact of any of those changes on our stations.

Employees

As of December 31, 2008, we employed approximately 2,098 full time employees, 247 of which were represented by labor unions. We believe that our employee relations are generally good.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including our filings, which we file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available free-of-charge through our Internet web site (at http://www.lintv.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material, to the SEC.

We also make available on our web site our corporate governance guidelines, the charters for our audit committee, compensation committee, and nominating and corporate governance committee, and our code of business conduct and ethics, and such information is available there to any stockholder who is interested in reviewing this information. In addition, we intend to disclose on our web site any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NYSE.

Certification with the NYSE and SOX Certification

On May 30, 2008, our chief executive officer certified to the NYSE that he was not aware of any violation by us of the NYSE corporate governance listing standards as of the date of that certification. We have filed with the SEC, as an exhibit to this Annual Report on Form 10-K, the Sarbanes-Oxley Act Section 302 certification regarding the quality of our public disclosure.

Item 1A.  Risk Factors

Risks Associated with Our Business Activities

The economic downturn will likely cause further reductions in our advertising revenues, and the volatility and disruption of the capital and credit markets may negatively impact our business and as a result we may not have sufficient funds to operate our business.

Our operations and performance are materially affected by economic conditions, which have deteriorated significantly and may remain depressed for the foreseeable future. The economic slowdown has adversely affected local and national advertising revenues across all of our stations, and this is likely to continue in 2009. The recent market turmoil and tightening of credit has also generally reduced consumer confidence, increased difficulty in collecting accounts receivable, increased pricing pressure on products and services, and has led to widespread reduction of global business activity. Uncertainty about recent economic conditions has resulted in decreased consumer spending and a significant decline in sales in several industries, including the automotive industry, from which we received approximately 24%, 28% and 26% of our advertising revenue for the years ended December 31, 2008, 2007 and 2006, respectively.  We expect continued decreased demand in other advertising categories, in addition to automotive, in 2009. These developments are likely to result in decreased revenues and weaker results of operations for us and, if they persist, and if we are unable to offset the decreased revenues by additional cost savings, could have a material adverse effect on our financial condition and cash flows. A material reduction in cash flows and weakened financial condition could impair our ability to comply with the covenants in our debt instruments, as more fully described below.

Additionally, we have a history of net losses and a substantial accumulated deficit. We had net losses of $830.4 million and $234.5 million for the years ended December 31, 2008 and 2006, respectively, primarily as a result of impairment of our broadcast licenses and goodwill, and interest expense. In addition, as of December 31, 2008, we had an accumulated deficit of $1.2 billion. These losses may or may not recur, and our net losses and accumulated deficit may therefore continue indefinitely. As a result, we may not have sufficient funds to operate our business.

The General Electric Capital Corporation (“GECC”) Note could result in significant liabilities, including (i) requiring us to make short term cash payments to the NBC Universal joint venture to fund interest payments, and (ii) triggering a change of control under our existing indebtedness, which would cause such existing indebtedness to become immediately due and payable.

GECC provided debt financing for a joint venture between NBC Universal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter (the “GECC Note”).  The GECC Note is an obligation of the joint venture. We have a 20% equity interest in the joint venture and NBC Universal has the remaining 80% equity interest, in which we and NBC Unverisal each have a 50% voting interest.  NBC Universal operates the two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement.  NBC Universal and GECC are both majority-owned subsidiaries of General Electric Company.  LIN TV has guaranteed the payment of principal and interest on the GECC Note.

We may be required to make cash payments to the joint venture to fund interest payments on the GECC Note.  Current general economic pressures have negatively affected the operating results of the television stations in the joint venture, resulting in a decline in cash flows.  Although the joint venture distributed cash to NBC Universal and us in the amount of $13 million, $12 million and $24 million for the years ended December 31, 2008, 2007 and 2006, respectively, the cash distributions for 2008 included nonrecurring cash proceeds of $12.6 million from the sale of broadcast towers.  The joint venture’s cash balances as of December 31, 2008 were $15.1 million.

NBC Universal and we have agreed that the joint venture will not distribute any cash to either NBC Universal or us in 2009; and will use a portion of its existing cash balances to fund interest payments on the GECC Note in 2009.  We have agreed to waive the requirement of the joint venture to maintain cash balances of at least $15 million. Additionally, NBC has agreed to defer payment of its 2008 and 2009 management fees.  If the current decline in advertising expenditures continues, we believe the joint venture may not generate sufficient cash flows from operations or from available cash balances to cover all of the interest payments due on the GECC Note in 2009. The annual interest expense on the GECC Note is $66.1 million.  We estimate that the cash available to the joint venture will be in the range of $1 million to $5 million less than the amount needed to pay interest on the GECC Note during the fourth quarter of 2009.  The actual cash shortfall could be greater than our current estimate. NBC Universal and we have agreed that if the joint venture does not have sufficient cash to cover 2009 interest payments on the GECC Note, we and NBC Universal will provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.  If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our credit facility. In addition, if the joint venture experiences further cash shortfalls beyond 2009, we may decide to fund such cash shortfalls, or to cover such shortfalls through further loans or equity contributions to the joint venture.

LIN TV’s guarantee of the GECC Note could cause other material adverse effects.  The GECC Note is not an obligation of LIN TV or LIN Television or any of its subsidiaries. GECC’s only recourse, upon an event of default under the GECC Note, is to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the GECC Note.  An event of default under the GECC Note will occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due and payable, or to pay the principal amount on the maturity date.  If the joint venture fails to pay interest on the GECC Note, and neither NBC Universal nor we make a shortfall loan to cover the interest payment within 90 days of the date due and payable, an event of default would occur and GECC could accelerate the maturity of the entire amount due under the GECC Note.  Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBC Universal and us.

Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined (the “Guarantee Amount”) upon occurrence of the following events: a) there is an event of default; b) neither NBC Universal or us remedy the default; and c) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note.  Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between i) the total amount at which the joint venture’s assets were sold and ii) the principal amount and any unpaid interest due under the GECC Note.  As of December 31, 2008, we estimated that the fair value of the television stations in the joint venture to be approximately $300 million less than the outstanding balance of the GECC note of $815.5 million.

We believe that it is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note during 2009, although there can be no assurances that such an event of default will not occur.  There are no financial or similar covenants in the GECC Note and, since both NBC Universal and we have agreed to fund the 2009 interest payments if the joint venture is unable to do so, NBC Universal and we are able to control the occurrence of a default under the GECC Note.

However, if an event of default under the GECC Note occurs, LIN TV, which conducts all of its operations through its subsidiaries, could experience material adverse consequences, including:

•
GECC, after exhausting all remedies against the joint venture, could enforce its rights under the guarantee, which could cause LIN TV to determine that LIN Television should seek to sell material assets owned by it in order to satisfy LIN TV’s obligations under the guarantee;

•
GECC’s initiation of proceedings against LIN TV under the guarantee, could result in material adverse consequences to LIN Television, which would cause an acceleration of LIN Television’s credit facility and other outstanding indebtedness; and

•
if the GECC Note is prepaid because of an acceleration on default or otherwise, we would incur a substantial tax liability of approximately $271.3 million related to our deferred gain associated with the formation of the joint venture.

Our operating results are primarily dependent on advertising revenues, which can vary substantially from period-to-period based on many factors beyond our control, and which makes us vulnerable to economic downturns.

Advertising volatility based on general and local economic conditions, and program ratings, affects our operating results and may make it difficult for us to repay our debt obligations, or cause the value of our common stock to decline. Advertising revenue, including local, national and political advertising revenues, consisted of approximately 90%, 92% and 95% of our total net revenues for the years ended December 31, 2008, 2007 and 2006.  Local advertising revenues decreased 9% for the year ended December 31, 2008 and increased 5% for the year ended December 31, 2007, compared to their respective prior periods. National advertising revenues decreased 16% and 1% for the years ended December 31, 2008 and 2007, respectively, compared to their respective prior periods.  Our ability to generate advertising revenues depends on factors such as:

•	national and local economic conditions;

•	the relative popularity of the programming on our stations;

•	the demographic characteristics of our markets; and

•	the activities of our competitors.

Our programming may not attract sufficient targeted viewership or we may not achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenues to decline. We, and those on whom we rely for programming, may not be able to anticipate and react effectively to shifts in viewer tastes and interests of our local markets. In addition, political advertising revenue from elections and advertising revenues from Olympic Games, which generally occur in the even years, create large fluctuations in our operating results on a year-to-year basis.  For example, during 2008, we had political advertising revenues of $47.0 million, compared to $6.1 million in the prior year, as discussed in Item 1. Business under “Seasonality of our Business”.

We depend to a significant degree on automotive advertising.

Approximately 24%, 28% and 26% of our net revenues for the years ended December 31, 2008, 2007, and 2006, respectively, consisted of automotive advertising. A significant decrease in these revenues in the future could materially and adversely affect our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations and affect the value of our common stock. Automotive advertising continues to be adversely affected by the continued difficulties experienced by the automotive industry.

We have a substantial amount of debt, which could adversely affect our financial condition, liquidity and results of operations, reduce our operating flexibility and put us at greater risk for default and acceleration of our debt.

As of December 31, 2008, we had approximately $743.4 million of consolidated indebtedness and a deficit of $189.3 million of consolidated stockholders’ equity. Our outstanding debt under our credit facility is due November 14, 2011 and both of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B are due May 15, 2013.  We may incur additional indebtedness in the future. We have also guaranteed an $815.5 million note in connection with our joint venture with NBC Universal, as further described below.  Accordingly, we will continue to have significant debt service obligations.

Our large amount of indebtedness could, for example:

•
require us to use a substantial portion of our cash flow from operations to pay interest and principal on indebtedness and reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate activities;

•	require us to dispose of television stations or other assets at times or on terms that may be less advantageous than those we might otherwise be able to obtain;

•	limit our ability to obtain additional financing in the future;

•	expose us to greater interest rate risk, because the interest rates on our credit facility vary; and

•	impair our ability to successfully withstand a sustained downturn in our business or the economy in general and place us at a disadvantage relative to our less leveraged competitors.

Our indentures also have change of control provisions which may require us to purchase all or a portion of our 6½% Senior Subordinated Notes and our 6½% Senior Subordinated Notes — Class B at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest.

Any of these consequences could have a material adverse effect on our business, liquidity and results of operations.

We could fail to comply with one of our financial covenants, which would adversely affect our financial condition.

Our debt instruments require us to comply with financial covenants, including, among others, leverage ratios and interest coverage tests. These covenants restrict the manner in which we conduct our business and may impact our operating results. Further, weak results of operations due to reduced advertising revenues may make it harder for us to comply with such covenants. Our failure to comply with these covenants could result in events of default, which, if not cured or waived, would permit acceleration of our indebtedness under our debt agreements or under other instruments that contain cross-acceleration or cross-default provisions. In the past, we have obtained amendments with respect to compliance with financial ratio tests in our credit facility. Consents or amendments that may be required in the future may not be available on reasonable terms, if at all, especially in the current economic environment.  Additionally, our debt instruments also contain certain other covenants that restrict our ability to dispose of assets, incur additional indebtedness, pay dividends, make investments, make acquisitions, engage in mergers or consolidations and make capital expenditures.

We may not be able to generate sufficient cash flow to meet our debt service obligations, forcing us to refinance all or a portion of our indebtedness, sell assets or obtain additional financing.

Our ability to make scheduled payments of principal and interest on our indebtedness and our ability to refinance our indebtedness will depend on our future performance, which, to a certain extent, will be subject to economic, financial, competitive and other factors beyond our control. Cash interest paid during the years ended December 31, 2008, 2007 and 2006 was $48.8 million, $55.6 million and $61.8 million, respectively. Our required payments of principal were $202.0 million and $120.1 million for the years ended December 31, 2008 and 2007, respectively. We made no payments of principal during the year ended December 31, 2006. Our business may not continue to generate sufficient cash flow from operations in the future to pay our debt service obligations or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, on or before maturity, sell assets or obtain additional financing. We may not be able to refinance any of our indebtedness or sell assets on commercially reasonable terms, if at all. If we are unable to generate sufficient cash flow, or refinance our indebtedness, or sell assets on commercially reasonable terms, we may have to seek to restructure our remaining debt obligations, which could have a material adverse effect on the price of our common stock and the market, if any, for our debt. The economic downturn and deterioration of the credit markets may also impact our ability to refinance our debt or to refinance our debt on terms similar to our existing debt agreements.

Our class A common stock may not continue to trade on the NYSE, which could reduce the value of an investment in us and make it more difficult to sell our shares.

For our class A common stock to trade on the NYSE, we must continue to meet the listing standards of that exchange. Among other things, those standards require that our class A common stock maintain an average closing price of at least $1.00 and our average global market capitalization must equal or exceed $75 million over a consecutive 30 trading day period. Our common stock has traded at prices near and below $1.00 since November 2008.  On February 26, 2009, the NYSE announced that it was temporarily suspending the $1.00 minimum share price requirement until June 30, 2009. Nevertheless, as a result of our reduced stock price, our average global market capitalization declined below $75 million during December 2008.  On January 8, 2009, we received written notice from NYSE Regulation, Inc. that we are not in compliance with the average global market capitalization listing standard.  As permitted by Section 802.02 of the NYSE Listed Company Manual, within 45 days from its receipt of the NYSE’s written notice, we submitted a plan advising the NYSE of the actions we intend to take to bring us into compliance with the NYSE’s market capitalization standard within 18 months of the receipt of notice.  Under the NYSE’s listing standards, the NYSE has 45 days to evaluate the plan. If the NYSE does not accept the plan, or if we are not able to perform under the plan, the NYSE may commence suspension and delisting procedures.

Delisting of our common stock from the NYSE could hinder the ability to sell, or obtain an accurate quotation for the price of shares of our common stock. Delisting could also adversely affect the perception among investors of LIN TV and its prospects, which could lead to further declines in the market price of our common stock. Delisting would also make it more difficult and expensive for us to raise capital.

We may have significant increases in our cash funding requirements of our pension plan, which would reduce our cash flow from operations.

The volatility of the equity markets resulted in the fair value of our pension plan assets declining to $61.5 million as of December 31, 2008 from $86.0 million as of December 31, 2007.  We contributed $3.0 million, $3.0 million and $1.6 million to our pension plan for the years ended December 31, 2008, 2007 and 2006, respectively. We anticipate contributing approximately $0.4 million to our pension plan in 2009 although we currently have no minimum funding requirements as defined by ERISA and federal tax laws.  The continuing economic downturn and the disruptions in the financial markets could significantly increase the cash funding requirements of our pension plan and our pension expense in 2010 and thereafter.

We have a material amount of intangible assets and we have recorded substantial impairments of these assets. Future write-downs of intangible assets would reduce net income or increase net loss, which could materially and adversely affect our results of operations and the value of our class A common stock.

Future impairment charges could significantly adversely impact our reported results of operations and stockholders’ equity. Approximately $547.3 million or 64% of our total assets as of December 31, 2008 consist of indefinite lived intangible assets. Intangible assets principally include broadcast licenses and goodwill. Financial Accounting Standard (“FAS”) 142, “Goodwill and Other Intangible Assets” (“FAS 142”), requires, among other things, that goodwill and certain other intangible assets be tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or the intangible asset over its fair value. In addition, goodwill and intangible assets will be tested more often for impairment as circumstances warrant.

We recorded an impairment of our broadcast licenses of $599.6 million and $222.8 million during the years ended December 31, 2008 and 2006, respectively, and we recorded an impairment of goodwill of $420.9 million and $95.3 million during the years ended December 31, 2008 and 2006, respectively.  These impairments were primarily a result of the economic downturn during 2008 and the decline of our class A common stock during both years; and, during 2006 the departure of our former CEO. For further details see Note 6 – "Intangible Assets".

If we determine in a future period as part of our testing for impairments of intangible assets and goodwill, that the carrying amount of our intangible assets exceeds the fair value of these assets, we may incur an impairment charge that could have a material adverse effect on our results of operations and the trading price of our class A common stock.

Our strategy has historically included growth through acquisitions, which could pose various risks and increase our leverage.

We have pursued and intend to selectively continue to pursue strategic acquisitions, subject to market conditions and the liquidity of our Company, with the goal of improving our business by applying our management’s business and growth strategy. We may not be successful in identifying attractive acquisition targets nor have the financial capacity to complete additional acquisitions. Acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our operating results, particularly during the period immediately following any acquisition. We may not be able to successfully implement effective cost controls or increase revenues with respect to any acquisition. In addition, future acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management’s attention from the operation of our core business.

In addition, acquisitions, such as television stations, are subject to the approval of the FCC and, potentially, other regulatory authorities. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions and potentially require us to divest some television stations if the FCC believes that a proposed acquisition would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations.

HMC and its affiliates, whose interests may differ from your interests, have approval rights with respect to significant transactions and could convert their equity interests in our Company into a majority of voting power, thereby reducing the voting power of our other shareholders.

HMC and its affiliates own one share of our class C common stock, which represents 35% of our outstanding voting power, and also have the ability to convert shares of our non-voting class B common stock into class A common stock, subject to FCC approval. Upon the conversion of the majority of the non-voting class B common stock into class A common stock, the class C common stock will automatically convert into an equal number of shares of class A common stock. If this occurs, affiliates of HMC would own approximately 45.7% of our voting equity interests and will effectively have the ability to elect the entire board of directors and to approve or disapprove any corporate transaction or other matters submitted to our shareholders for approval, including the approval of mergers or other significant corporate transactions. The interests of HMC and its affiliates may differ from the interests of our other stockholders and HMC and its affiliates could take actions or make decisions that are not in the best interests of our other stockholders.

For example, HMC is in the business of making significant investments in existing or newly formed companies and may from time-to-time acquire and hold controlling or non-controlling interests in television broadcast assets that may directly or indirectly compete with our company for advertising revenues. In addition, HMC and its affiliates may from time-to-time identify, pursue and consummate acquisitions of television stations or other broadcast related businesses that may be complementary to our business and therefore such acquisition opportunities may not be available to us.

Moreover, Royal W. Carson, III, a director, and HMC, combined beneficially own all of our class C common stock and therefore possess 70% of the combined voting power. Accordingly, Mr. Carson and HMC together have the power to elect our entire board of directors and, through this control, to approve or disapprove any corporate transaction or other matter submitted to our stockholders for approval, including the approval of mergers or other significant corporate transactions. Mr. Carson has prior business relations with HMC. Mr. Carson is the President of Carson Private Capital Incorporated, an investment firm that sponsors funds-of-funds and dedicated funds that have invested substantially all of the net capital of these funds in private equity investment funds sponsored by firms like HMC or its affiliates. Mr. Carson also serves on an advisory board representing the interests of limited partners of Hicks, Muse, Tate & Furst Equity Fund V, L.P.; Sector Performance Fund, L.P.; and Hicks, Muse, Tate & Furst Europe Fund L.P., which are sponsored by HMC. The three listed funds do not have an investment in us. In addition, Peter S. Brodsky, one of our directors, is a partner of HMC.

If we are unable to compete effectively, our revenue could decline.

The entertainment industry, and particularly the television industry, is highly competitive and is undergoing a period of consolidation and significant change. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. Technological innovation and the resulting proliferation of television entertainment alternatives, such as cable, satellite television and telecommunications video services, Internet, wireless, pay-per-view and video-on-demand, digital video recorders, DVDs and mobile video devices have fragmented television viewing audiences and have subjected free over-the-air television broadcast stations to new types of competition.  As a result, we are experiencing increased competition for viewing audience and advertisers.

New technologies may affect our broadcasting operations.

The television broadcasting business is subject to rapid technological change, evolving industry standards, and the emergence of new technologies. We cannot predict the effect such technologies will have on our broadcast operations.  In addition, the capital expenditures necessary to implement these new technologies could be substantial and other companies employing such technologies before we are able to could aggressively compete with our business.

It would be difficult to take us over, which could adversely affect the trading price of our class A common stock.

Affiliates of HMC effectively have the ability to determine whether a change of control will occur through their ownership of one of the two outstanding shares of our class C common stock and all of the shares of our class B common stock. Provisions of Delaware corporate law and our bylaws and certificate of incorporation, including the 70% voting power rights of our class C common stock held by Mr. Carson and HMC and the voting power that affiliates of HMC would hold upon conversion of their shares of class B stock into class A stock or class C stock, make it difficult for a third party to acquire control of us, even if a change of control would benefit the holders of our class A common stock. These provisions and controlling ownership by affiliates of HMC could also adversely affect the public trading price of our class A common stock.

The loss of network affiliation agreements or changes in network affiliations could materially and adversely affect our results of operations if we are unable to quickly replace the network affiliation.

The non-renewal or termination of a network affiliation agreement or a change in network affiliations could have a material adverse effect on us. Each of the networks generally provides our affiliated stations with up to 22 hours of prime time programming per week. In return, our stations broadcast network-inserted commercials during that programming and, in some cases, receive cash payments from networks, and in other cases, we make cash payments to certain networks.

In addition, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances, including as a result of a change of control of our Company, which would generally result upon the acquisition of 50% of our voting power. In the event that affiliates of HMC elect to convert our class B common stock shares held by them into shares of either class A common stock or class C common stock, such conversion may result in a change of control of our Company causing an early termination of some or all of our network affiliation agreements. Some of the networks with which our stations are affiliated have required us, upon renewal of affiliation agreements, to reduce or eliminate network compensation and, in specific cases, to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. Consequently, our affiliation agreements may not all remain in place and each network may not continue to provide programming or compensation to us on the same basis as it currently provides programming or compensation to our stations. If any of our stations cease to maintain affiliation agreements with networks for any reason, we would need to find alternative sources of programming, which may be less attractive and more expensive.

A change in network affiliation in a given television market may have many short-term and long-term consequences, depending upon the circumstances surrounding the change. Potential short-term consequences include: a) increased marketing costs and increased internal operating costs, which can vary widely depending on the amount of marketing required to educate the audience regarding the change and to maintain the station’s viewing audience; b) short term loss of market share or slower market growth due to advertiser uncertainty about the switch; c) costs of building a new or larger news operation; d) other increases in station programming costs, if necessary; and e) the cost of equipment needed to conform the station’s programming, equipment and logos to the new network affiliation. Long-term consequences are more difficult to assess, due to the cyclical nature of each of the major network’s share of the audience that changes from year-to-year with programs coming to the end of their production cycle, and the audience acceptance of new programs in the future and the fact that national network audience ratings are not necessarily indicative of how a network’s programming is accepted in an individual market. How well a particular network fares in an affiliation switch depends largely on the value of the broadcast license, which is influenced by the length of time the television station has been broadcasting, the quality and location of the license, the audience acceptance of the local news programming and community involvement of the local television station and the quality of the station non-network programming. In addition, the majority of the revenue earned by television stations is attributable to locally produced news and syndicated programming, rather than to network affiliation payments and advertising sales related to network programming. The circumstances that may surround a network affiliation switch cause uncertainty as to the actual costs that will be incurred by us and, if these costs are significant, the switch could have a material adverse impact on the income we derive from the affected station.

The use of an alternative method of valuing our network affiliations could have a significant adverse impact on our results of operations.

Some broadcast companies may use different assumptions in valuing acquired broadcast licenses and their related network affiliations than those that we use. These different assumptions may result in the use of different valuation methods that can result in significant variances in the amount of purchase price allocated to these assets among broadcast companies.

We believe that the value of a television station is derived primarily from the attributes of its broadcast license. These attributes include:

•	The scarcity of broadcast licenses assigned by the FCC to a particular market;

•	The length of time that the broadcast license has been broadcasting;

•	The quality of the broadcast signal and location of the broadcast station within the market;

•	The audience acceptance of the local news programming and community involvement of the local television station; and

•	The quality of non-network programming carried by a station.

We generally have acquired broadcast licenses in markets with a number of commercial television stations equal to or less than the number of television networks seeking affiliates. The methodology we have used in connection with the valuation of the stations acquired is based on our evaluation of the broadcast licenses acquired and the characteristics of the markets in which they operated. We believed that in substantially all of our markets we would be able to replace a network affiliation agreement with little or no economic loss to the television station. As a result of this assumption, we ascribed no incremental value to the incumbent network affiliation in substantially all of the markets in which we operate, beyond the cost of negotiating a new agreement with another network and the value of any terms that were more or less favorable than those generally prevailing in the market. Other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operating performance of that station. As a result, we believe that these broadcasting companies include in their network affiliation valuation amounts related to attributes that we believe are more appropriately reflected in the value of the broadcast license or goodwill.

Some broadcasting companies believe that network affiliations are an important component of the value of a station. These companies believe that VHF stations are popular because they have been affiliating with networks from the inception of network broadcasts, stations with network affiliations have the most successful local news programming and the network affiliation relationship enhances the audience for local syndicated programming. As a result, these broadcasting companies allocate a significant portion of the purchase price for any station that they may acquire to the network affiliation relationship. If we were to adopt this alternative method for valuing network affiliations, the value of our broadcast licenses as reported on our balance sheet would be reduced and the value of network affiliations would be proportionately increased. As a result, our expenses relating to the amortization of intangible assets could increase significantly as more value would be assigned to an amortizing asset and this increase could materially reduce our operating income and net income.

In future acquisitions, the valuation of the broadcast licenses and network affiliations may differ from those attributable to our existing stations due to different factors and circumstances for each station and market being evaluated.

Risks Related to Our Industry

Our industry is subject to significant syndicated and other programming costs, and increased programming costs could adversely affect our operating results.

Our industry is subject to significant syndicated and other programming costs. We often acquire program rights two or three years in advance, making it difficult for us to accurately predict how a program will perform. In some instances, we may have to replace programs before their costs have been fully amortized, resulting in impairments and write-offs that increase station operating costs. We may be exposed to future programming cost increases, which may adversely affect our operating results.

Changes in FCC ownership rules through FCC action, judicial review or federal legislation may limit our ability to continue providing services to stations under local marketing agreements, may prevent us from obtaining ownership of the stations we currently provide services to under local marketing agreements and/or may preclude us from obtaining the full economic value of one or more of our duopoly, or two-station operations upon a sale, merger or other similar transaction transferring ownership of such station or stations.

FCC ownership rules currently impose significant limitations on the ability of broadcast licensees to have attributable interests in multiple media properties. In addition, federal law prohibits one company from owning broadcast television stations that collectively have service areas encompassing more than an aggregate 39% share of national television households. Ownership restrictions under FCC rules also include a variety of local limits on media ownership. The restrictions include an ownership limit of one television station in most medium and smaller television markets and two stations in most larger markets, known as the television duopoly rule. The regulations also include a prohibition on the common ownership of a newspaper and television station in the same market (newspaper-television cross-ownership), limits on common ownership of radio and television stations in the same market (radio-television station ownership) and limits on radio ownership of four to eight radio stations in a local market.

Should the FCC liberalize media ownership rules, attractive opportunities may arise for additional television station and other media acquisitions. But these changes also create additional competition for us from other entities, such as national broadcast networks, large station groups, newspaper chains and cable operators who may be better positioned to take advantage of such changes and benefit from the resulting operating synergies both nationally and in specific markets.

Should the television duopoly rule become relaxed, we may be able to acquire the ownership of one or both of the stations in Austin and Providence for which we currently provide programming, sales and other related services under local marketing agreements and for which we have purchase option agreements to purchase these stations. Should we be unable to do so, there is no assurance that the grandfathering of our local marketing agreements will be permitted beyond conclusion of the current further rule-making. We had net revenues of $17.2 million, or 4%, of our total net revenues, attributable to local marketing agreements for the year ended December 31, 2008.

Any potential hostilities or terrorist attacks may affect our revenues and results of operations.

If the U.S. becomes engaged in new, large scale foreign hostilities or if there is a terrorist attack against the U.S., we may lose advertising revenue and incur increased broadcasting expenses due to pre-emption, delay or cancellation of advertising campaigns and increased costs of providing news coverage of such events. We cannot predict the extent and duration of any future disruption to our programming schedule, the amount of advertising revenue that would be lost or delayed or the amount by which our expenses would increase as a result. Consequently, any related future loss of revenue and increased expenses could negatively affect our results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We maintain our corporate headquarters in Providence under an operating lease that expires on December 31, 2009.

Each of our stations has facilities consisting of offices, studios, sales offices and tower and transmitter sites. Tower and transmitter sites are located in areas that provide optimal coverage to each of our markets. We own substantially all of the offices and studios where our stations are located and generally own the property where our towers and primary transmitters are located. We lease the remaining properties, consisting primarily of sales office locations and microwave transmitter sites. While none of the station properties owned or leased by us are individually material to our operations, if we were required to relocate any of our towers, the cost could be significant. This is because the number of sites in any geographic area that permit a tower of reasonable height to provide good coverage of the market is limited, and zoning and other land use restrictions, as well as Federal Aviation Administration and FCC regulations, limit the number of alternative locations or increase the cost of acquiring them for tower sites.

Item 3.  Legal Proceedings

We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.

In November 2007, we assigned our option to acquire the outstanding shares of the entity holding the FCC license of KNVA-TV to a third party, Vaughan Media, LLC (“Vaughan Media”), as permitted by the terms of the option. We program KNVA-TV pursuant to a local marketing agreement with the entity holding KNVA-TV’s FCC license. Also, in November, 2007, Vaughan Media exercised the option to acquire the shares of the licensee. In response, on December 10, 2007, the licensee, 54 Broadcasting, Inc., filed a complaint against us and Vaughan Media in the 53rd Judicial District Court of Travis County, Austin, Texas alleging that our assignment and the subsequent option exercise were not valid. The action was subsequently removed to the United States District Court, Western District of Texas, Austin Division.  On March 2, 2009, prior to the conclusion of the trial in this case, the parties reached a settlement and the case was dismissed with prejudice.  We agreed to make an additional option payment of $6.0 million to 54 Broadcasting, Inc. on the closing of the transfer of the shares of 54 Broadcasting, Inc. to Vaughan Media following FCC approval of the transaction.  We expect to assign the option to Vaughan Media, who will acquire control of 54 Broadcasting, Inc. at the closing. We expect this transaction to close in 2009.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our class A common stock is listed on the NYSE under the symbol “TVL”. There is no established trading market for our class B common stock or our class C common stock.

On January 8, 2009, we received written notice from the NYSE stating that we were not in compliance with certain continued listing criteria. Specifically, the NYSE’s notice stated that we are below the applicable standards because the average market capitalization of our class A common stock over a consecutive 30 trading-day period was less than $75 million. As permitted by Section 802.02 of the NYSE Listed Company Manual, within 45 days from our receipt of the NYSE’s written notice, we submitted a plan advising the NYSE of the actions we intend to take to bring us into compliance with the NYSE’s market capitalization standard within 18 months of the receipt of notice.  Under the NYSE’s listing standards, the NYSE has 45 days to evaluate the Plan. If the NYSE does not accept the plan, or if we are not able to perform under the plan, the NYSE may commence suspension and delisting procedures.

The following table sets forth the high and low sales prices for our class A common stock for the periods indicated, as reported by the NYSE:

	High	Low
2007
1st Quarter	$15.95	$9.97
2nd Quarter	20.24	14.76
3rd Quarter	19.80	9.66
4th Quarter	15.00	9.57
2008
1st Quarter	$13.71	$8.91
2nd Quarter	11.05	5.91
3rd Quarter	7.14	4.52
4th Quarter	5.23	0.61

We have never declared or paid any cash dividends on our class A common stock and the terms of our indebtedness limit the payment of such dividends. We do not anticipate paying dividends in the foreseeable future.

As of December 31, 2008, there were approximately 25 stockholders of record of our class A common stock, 20 stockholders of record of our class B common stock and two stockholders of record of our class C common stock.

The common stock of our wholly-owned subsidiary, LIN Television Corporation, all of which is held directly by us, has not been registered under the Exchange Act and is not listed on any national securities exchange.

Equity compensation plans

The following table provides information about the securities authorized for issuance under our stock-based compensation plans, including our 1998 Stock Option Plan, Amended and Restated 2002 Stock Plan, and Third Amended and Restated 2002 Non-Employee Director Stock Plan, as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under the stock-based compensation plans(1)
Stock-based compensation plans approved by security holders	3,291,000	$10.07	2,382,000

Stock-based compensation plans not approved by security holders	-	-	-

(1)
Includes 1,890,000 shares available for future issuance under the Amended and Restated 2002 Stock Plan, and excludes 1,553,000 shares available for future issuance under the 1998 Stock Option Plan, which we do not intend to re-grant and consider unavailable for future grant, and 492,000 shares available for future issuance under the Third Amended and Restated 2002 Non-Employee Director Stock Plan. Both the Amended and Restated 2002 Stock Plan and the Third Amended and Restated 2002 Non-Employee Director Stock Plan, in addition to the future grant of stock options, permit the grant of “stock awards” that may take the form of restricted or unrestricted stock, with or without payment for such stock awards.

Comparative stock performance graph

The following graph compares the cumulative total return performance of our class A common stock for five years ending December 31, 2008 versus the performance of a) the NYSE Composite Index and b) a peer index consisting of the following broadcast television companies: Gray Communications Systems, Inc., Hearst Argyle Television, Inc., Sinclair Broadcasting Group, Inc., Nextstar Broadcasting Group, Inc. and CBS Corporation (the “Television Index”). The graph assumes the investment of $100 in our class A common stock and in each of the indices on December 31, 2003. The performance shown is not necessarily indicative of future performance.

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
LIN TV Corp. (TVL)	$100.00	$74.00	$43.16	$38.55	$47.15	$4.22
NYSE Composite Index	100.00	112.16	119.96	141.38	150.69	89.06
Television Index*	100.00	84.50	98.84	106.05	101.54	25.58

Item 6.  Selected Financial Data

Set forth below is our selected consolidated financial data for each of the five years in the period ended December 31, 2008. The selected financial data as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 is derived from audited consolidated financial statements that appear elsewhere in this report. The selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes thereto. The historical results presented are not necessarily indicative of future results. All financial information shown reflect the operations of our Puerto Rico operations and Banks Broadcasting as discontinued for all periods presented. The assets and liabilities of Banks Broadcasting are shown as held for sale effective December 30, 2007. Our Puerto Rico operations were sold in 2007.

The selected consolidated financial data of LIN Television Corporation is identical to LIN TV Corp. with the exception of basic and diluted loss per common share, which is not presented for LIN Television Corporation.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:	(in thousands)

Net revenues	$399,814	$395,910	$420,468	$315,446	$311,219

Operating costs and expenses:
Direct operating	118,483	116,611	115,398	91,371	86,126
Selling, general and administrative	115,287	114,741	118,951	87,230	78,102
Amortization of program rights	23,946	24,646	24,890	24,643	21,938
Corporate	20,340	21,706	31,589	20,495	18,026
Depreciation	29,713	30,847	32,433	28,410	27,522
Amortization of intangbile assets	264	2,049	4,737	1,941	1,015
Impairment of goodwill, broadcast licenses and broadcast equipment (1)	1,029,238	-	318,071	33,421	-
Restructuring charge (benefit)	12,902	(74)	4,746	-	-
Loss (gain) from asset sales	2,062	(24,973)	5,452	345	1,523
Operating (loss) income	(952,421)	110,357	(235,799)	27,590	76,967

Other expense (income):
Interest expense, net	54,635	64,249	70,479	47,044	45,758
Share of loss (income) in equity investments	52,703	(2,091)	(3,708)	(2,543)	(7,428)
(Gain) loss on derivative instruments	(105)	223	(1,185)	(4,691)	(15,227)
(Gain) loss on early extinguishment of debt	(8,822)	855	-	14,395	4,447
Other, net	1,720	366	(637)	(343)	(12)
Total other expense, net	100,131	63,602	64,949	53,862	27,538

(Loss) income from continuing operations before (benefit from) provision for income taxes and cumulative effect of change in accounting principle	(1,052,552)	46,755	(300,748)	(26,272)	49,429
(Benefit from) provision for income taxes	(222,165)	18,212	(72,393)	6,258	(33,774)
(Loss) income from continuing operations before cumulative effect of change in accounting principle	(830,387)	28,543	(228,355)	(32,530)	83,203

Discontinued operations:
Income (loss) from discontinued operations, net of tax	23	2,973	(6,145)	6,389	7,829
Gain (loss) from sale of discontinued operations, net of tax	-	22,166	-	-	(1,284)
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	3,290
Net (loss) income	$(830,364)	$53,682	$(234,500)	$(26,141)	$93,038

(1)
During the year ended December 31, 2008 and 2006, we recorded impairment charges to our broadcast licenses and goodwill, including broadcast equipment in 2008, as more fully described in Note 6 - "Intangible Assets". We also recorded an impairment charge of $33.4 million during the year ended December 31, 2005 as a result of our annual test for impairment of our broadcast licenses and goodwill as required by FAS 142.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Basic (loss) income per common share:
(Loss) income from continuing operations before cumulative effect of change in accounting principle	$(16.33)	$0.57	$(4.65)	$(0.64)	$1.65
Income (loss) from discontinued operations, net of tax	-	0.06	(0.13)	0.13	0.16
Gain (loss) from sale of discontinued operations, net of tax	-	0.44	-	-	(0.03)
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	0.07
Net (loss) income	$(16.33)	$1.07	$(4.78)	$(0.51)	$1.85

Weighted - average number of common shares outstanding used in calculating basic (loss) income per common share	50,865	50,468	49,012	50,765	50,309

Diluted (loss) income per common share:
(Loss) income from continuing operations before cumulative effect of change in accounting principle	$(16.33)	$0.56	$(4.65)	$(0.64)	$1.53
Income (loss) from discontinued operations, net of tax	-	0.05	(0.13)	0.13	0.15
Gain (loss) from sale of discontinued operations, net of tax	-	0.40	-	-	(0.02)
Cumulative effect of change in accounting principle, net of tax		-	-	-	0.06
Net (loss) income	$(16.33)	$1.01	$(4.78)	$(0.51)	$1.72

Weighted - average number of common shares outstanding used in calculating diluted (loss) income per common share	50,865	55,370	49,012	50,765	54,056

Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$20,106	$40,031	$6,085	$11,135	$14,797
Intangible assets, net	547,301	1,556,708	1,574,125	1,931,981	1,649,240
Total assets	852,594	1,981,968	2,125,846	2,406,633	2,058,424
Total debt	743,353	832,776	946,798	981,714	632,841
Total stockholders' (deficit) equity	(189,281)	656,098	588,721	828,872	855,963

Cash Flow Data cash provided by (used in):
Operating activities	$83,796	$42,716	$79,597	$39,235	$87,792
Investing activities	(24,455)	103,047	(24,995)	(358,860)	(7,562)
Financing activities	(79,266)	(118,061)	(53,408)	315,963	(74,908)

Other Data:
Distributions from equity investments	$2,649	$3,113	$4,890	$4,953	$7,948
Program payments	26,854	27,604	25,784	24,397	20,975
Stock-based compensation	4,523	5,859	8,942	3,738	419

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations and the operations of Banks Broadcasting as discontinued for all periods presented. The assets and liabilities of Banks Broadcasting are shown as held for sale as of December 31, 2008 and 2007 and the assets and liabilities of our Puerto Rico operations are shown as held for sale as of December 31, 2006, which were sold in 2007.

Executive Summary

We own and operate and/or program 27 television stations in 17 mid-sized markets. Our operating revenues are derived primarily from the sale of advertising time to local, national and political advertisers and, to a much lesser extent, from digital revenues, network compensation, barter and other revenues.  The economic downturn has adversely affected local and national advertising across all of our stations, which has impacted our overall results of operations for 2008.  We recorded a net loss of $830.4 million for the year ended December 31, 2008, compared to net income of $53.7 million and net loss of $234.5 million for the years ended December 31, 2007 and 2006, respectively. The substantial loss in 2008 was primarily due to aggregate impairment charges we recorded of approximately $1.0 billion during the year ended December 31, 2008 for our broadcast licenses, goodwill and broadcast equipment, principally due to the following: a) the decline in advertising revenues, b) the decline in operating profits of our stations, including the stations in our joint venture with NBC Universal; and c) higher discount rates due to the current economic environment and credit crisis. Additionally, the impairment charge includes $8.7 million for the write off of certain broadcast assets that have become obsolete as a result of the DTV transition.

The following are some of our operating highlights for 2008 compared to 2007:

•
Our gross local advertising revenues decreased by 9% in 2008 compared to 2007, primarily due to the television advertising marketplace decline in our local markets resulting from the economic downturn. Local advertising revenues represented 59%, 64% and 56% of total advertising revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

•
Our gross national advertising revenues decreased by 16% for 2008 compared to 2007, which was also primarily due to the television advertising marketplace decline in our local markets resulting from the economic downturn. National advertising revenues represented 30%, 34% and 32% of total advertising revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

•
Advertising categories for which local and national advertising sales decreased for 2008 compared to 2007 were automotive, retail, restaurants, media/telecommunications, services, financial services and entertainment. Advertising categories for which revenues increased for 2008 included political, home improvement and health and beauty.  The automotive category, which represented 24% of our local and national advertising sales for 2008, decreased by 21% compared to 2007.

•
Our gross political advertising revenues were $47.0 million for 2008 compared to $6.1 million in 2007 and $58.1 million in 2006. Political elections generally occur in even years resulting in significant changes in political advertising revenues between odd years (2005 and 2007) and even years (2006 and 2008). Political advertising revenues represented 11%, 2% and 12% of total advertising revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

•
Our digital revenues, which include revenues generated by our retransmission consent fees and Internet web sites, increased 95% to $29.1 million in 2008, compared to $14.9 million in 2007 and $7.2 million in 2006. Total page views for our web sites were 563.6 million for the year ended December 31, 2008, compared to 427.1 million in 2007, representing a 32% increase. Unique visitors for our web sites were 65.3 million for the year ended December 31, 2008, compared to 47.8 million for 2007, representing a 37% increase.

•
We reached new retransmission consent agreements in 2008 for both our analog and high-definition channels with cable, satellite television and telecommunication companies representing 89% of the total television households that subscribe to these program services within our markets.

•
During the fourth quarter of 2008, we effected a restructuring that included a workforce reduction and the cancellation of certain syndicated television program contracts. The total charge for the plan was $12.9 million, including $4.3 million for a workforce reduction of 144 employees and $8.6 million for the cancellation of the contracts.

•
During the fourth quarter of 2008, due to the continued decline in operating profits of the NBC Universal joint venture, and the inability to recover our carrying amount of the investment, we recorded a loss of $53.6 million to write-off our entire equity investment in this joint venture.

•
During 2008, our total debt decreased by $89.4 million. This decrease was due to a) our second quarter purchase of $125 million of our 2.50% Exchangeable Senior Subordinated Debentures, all of which were tendered to us, b) our fourth quarter purchase of a notional amount of $19.4 million and $6.7 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively; and c) repayment of $77 million of our outstanding term loans. These decreases were partially offset by $135 million of borrowings under our credit facility and the accretion of the discount of our 6½% Senior Subordinated Notes – Class B. Our cash and cash equivalents balance at December 31, 2008 was $20.1 million.

Our results for the past three years also reflect our acquisition during 2007 and 2006 of the following businesses and assets:

•
As part of the November 30, 2005 Emmis transaction, we began providing programming, sales and other related services under a local marketing agreement to WBPG-TV, the CW affiliate serving Mobile/Pensacola and we secured a purchase option for $3.0 million to acquire the station from Emmis upon FCC approval. On July 7, 2006, we completed the acquisition of the operating assets of WBPG-TV, including the FCC license.

•
In the first quarter of 2007 we completed the acquisition of KASA-TV, the FOX affiliate in Albuquerque, from Raycom Media for approximately $55.0 million in cash. We previously operated the station pursuant to a local marketing agreement effective September 15, 2006. The acquisition added a television duopoly in the 44th largest television market, where we also own KRQE-TV, the local CBS affiliate which produces 25 hours of local news each week, including the market’s #1 late news broadcast. The geographic market spans some 180,000 square miles and is one of the three largest in the country.

Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements

Certain of our accounting policies, as well as estimates we make, are critical to the presentation of our financial condition and results of operations since they are particularly sensitive to our judgment. Some of these policies and estimates relate to matters that are inherently uncertain. The estimates and judgments we make affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets, bad debts, program rights, income taxes, stock-based compensation, pensions, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and it is possible that such differences could have a material impact on our consolidated financial statements. The accounting policies and estimates discussed below are particularly critical to understanding our consolidated financial statements. For additional information about these and other accounting policies, see Note 1 to our consolidated financial statements included elsewhere in this report. We have discussed each of these critical accounting policies and related estimates with the Audit Committee of our Board of Directors.

Valuation of long-lived assets and intangible assets

Approximately $547.3 million, or 64%, of our total assets as of December 31, 2008 consisted of indefinite lived intangible assets. Intangible assets principally include broadcast licenses and goodwill. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

As required by FAS 142, we test the impairment of our broadcast licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of broadcast licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical startup scenario.

Also as required by FAS 142, we test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the station and prevailing values in the markets for broadcasting properties. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the station’s fair value (as determined in the first step described above) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess but not more than the carrying value of goodwill.

We recorded an impairment charge of $297.0 million during the second quarter of 2008 that included an impairment to the carrying values of our broadcast licenses of $185.7 million, relating to 19 of our television stations; and an impairment to the carrying values of our goodwill of $111.3 million, relating to 8 of our television stations. As required by FAS 142, we tested for impairment our indefinite lived intangible assets at June 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. These events included: a) the continued decline of the price of our class A common stock; b) the decline in the current selling prices of television stations; c) the lower growth in advertising revenues; and d) the decline in the operating profit margins of some of our stations. We used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the adjustments that are detailed in the table below. The increase in the discount rate reflected the volatility of stock prices of public companies within the media sector. The changes in the market growth rates and operating profit margins reflected the general economic pressures impacting both the national and a number of local economies, and specifically, national and local advertising expenditures in the markets where our stations operate.

As required by FAS 142, we also performed our annual test for impairment of broadcast licenses and goodwill as of December 31, 2008, 2007 and 2006. As a result of these annual tests we recorded an additional impairment charge in the fourth quarter of 2008 of $723.5 million, excluding an $8.7 million charge for the write-off of certain broadcast assets, that have become obsolete as a result of the DTV transition, includes a goodwill impairment charge of $309.6 million and an impairment charge of $413.9 million related to our broadcast licenses. This was due to the continued economic recession that started in December 2007, the decline in advertising revenues and the more recent financial credit crisis.  The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions.

We recorded an impairment charge of $318.1 million during the second quarter of 2006 that included a broadcast license impairment charge of $222.8 million relating to 15 of our television stations and a goodwill impairment charge of $95.3 million. As required by FAS 142, we tested our indefinite lived intangible assets as of June 30, 2006, which was between annual tests, because we believed that, based upon the continued decline in the trading price of our class A common stock, it was more likely than not that the fair value of our reporting units would fall below their carrying amounts. We used market information not available as of December 31, 2005 to calculate the fair value of our broadcast licenses and reporting units. The impairment tests as of June 30, 2006 used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of the discount rate, the market growth rate and the operating profit margins, as detailed in the table below.

There were no events during 2007 to warrant the performance of an interim impairment test of our indefinite lived intangible assets.  Additionally, there were no additional impairment charges recorded as of December 31, 2007 and 2006.

We based the valuation of broadcast licenses on the following average industry-based assumptions:

	December 31, 2008	June 30, 2008	December 31, 2007	December 31, 2006	June 30, 2006
Market revenue growth	1.0%	1.2%	1.8%	2.8%	2.6%
Operating profit margins	26.6%	31.5%	33.2%	32.8%	32.7%
Discount rate	11.0%	9.0%	8.0%	8.0%	8.0%
Tax rate	38.3%	38.4%	38.4%	38.2%	37.8%
Capitalization rate	1.8%	2.2%	2.2%	2.1%	2.1%

Regarding potential changes to these assumptions and the potential impact on the December 31, 2008 carrying values of our broadcast licenses, if we were to decrease the market revenue growth by 1% and by 2%, we would incur an additional impairment of our broadcast licenses of $74.5 million and $135.6 million, respectively. If we were to decrease the operating profit margins by 5% and 10% from the projected operating profit margins, we would incur an additional impairment of our broadcast licenses of $142.4 million and $284.9 million, respectively. If we were to increase the discount rate used in the valuation calculation by 1% and 2%, we would incur an additional impairment of our broadcast licenses of $73.0 million and $131.9 million, respectively.

We based the valuation of goodwill on the following assumptions based on our internal projections:

	December 31, 2008	June 30, 2008	December 31, 2007	December 31, 2006	June 30, 2006
Market revenue growth	1.0%	1.2%	1.8%	2.8%	2.6%
Operating profit margins	34.0%	39.7%	42.8%	39.0%	39.0%
Discount rate	14.5%	11.5%	10.0%	10.0%	10.0%
Tax rate	38.2%	38.6%	38.5%	38.3%	38.3%
Capitalization rate	1.9%	2.3%	2.1%	2.1%	2.1%

Regarding potential changes to these assumptions and the potential impact on the December 31, 2008 carrying value of our goodwill, if we were to decrease the market revenue growth by 1% and by 2% of the projected growth rate, the enterprise value of our reporting units would not change. If we were to decrease the operating profit margins by 5% and 10% from the projected operating profit margins, the enterprise value of our reporting units would decrease by $43.6 million and $72.7 million, respectively. If we were to increase the discount rate used in the valuation calculation by 1% and 2%, the enterprise value of our reporting units would decrease by $18.3 million and $36.2 million, respectively.

In addition, we would then be required to take these enterprise values to the second step of the goodwill impairment test. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill ($117.2 million at December 31, 2008). The implied fair value of goodwill is determined by a notional reperformance of the purchase price allocation using the station’s fair value as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss would be recognized in an amount equal to the excess.

Network affiliations

Other broadcast companies may use different assumptions in valuing acquired broadcast licenses and their related network affiliations than those that we use. These different assumptions may result in the use of valuation methods that can result in significant variances in the amount of purchase price allocated to these assets by these broadcast companies.

We believe that the value of a television station is derived primarily from the attributes of its broadcast license. These attributes have a significant impact on the audience for network programming in a local television market compared to the national viewing patterns of the same network programming. These attributes and their impact on audiences can include:

•	the scarcity of broadcast licenses assigned by the FCC to a particular market determines how many television networks and other program sources are viewed in a particular market;

•	the length of time the broadcast license has been broadcasting. Television stations that have been broadcasting since the late 1940s, are viewed more often than newer television stations;

•
the quality of the broadcast signal and location of the broadcast station within a market (i.e. the value of being licensed in the smallest city within a tri-city market has less value than being licensed in the largest city);

•
the audience acceptance of the local news programming and community involvement of the local television station. The local television station’s news programming that attracts the largest audience in a market generally will provide a larger audience for its network programming; and

•
the quality of the other non-network programming carried by the television station. A local television station’s syndicated programming that attracts the largest audience in a market generally will provide larger audience lead-ins to its network programming.

A local television station can be the top-rated station in a market, regardless of the national ranking of its affiliated network, depending on the factors or attributes listed above. ABC, CBS, FOX and NBC, each have affiliations with local television stations that have the largest primetime audience in the local market in which the station operates regardless of the network’s primetime rating.

Some broadcasting companies believe that network affiliations are an important component of the value of a station. These companies believe that stations are popular because they have been affiliating with networks from the inception of network broadcasts, stations with network affiliations have the most successful local news programming and the network affiliation relationship enhances the audience for local syndicated programming. As a result, these broadcasting companies allocate a significant portion of the purchase price for any station that they may acquire to the network affiliation relationship.

We generally have acquired broadcast licenses in markets with a number of commercial television stations equal to or less than the number of television networks seeking affiliates. The methodology we used in connection with the valuation of the stations acquired is based on our evaluation of the broadcast licenses and the characteristics of the markets in which they operated. We believed that in substantially all our markets we would be able to replace a network affiliation agreement with little or no economic loss to our television station. As a result of this assumption, we ascribed no incremental value to the incumbent network affiliation in substantially all our markets in which we operate beyond the cost of negotiating a new agreement with another network and the value of any terms that were more favorable or unfavorable than those generally prevailing in the market. Other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operating performance of that station. As a result, we believe that these broadcasting companies include in their network affiliation valuation amounts related to attributes that we believe are more appropriately reflected in the value of the broadcast license or goodwill.

In future acquisitions, the valuation of the broadcast licenses and network affiliations may differ from those attributable to our existing stations due to different facts and circumstances for each station and market being evaluated.

Valuation allowance for deferred tax assets

We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. While we have considered future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period in which such a determination was made.

Revenue recognition

We recognize advertising and other program-related revenue during the period in which advertising or programs are aired on our television stations or carried by our Internet web sites. We recognize retransmission consent fees in the period in which these services are performed.

Stock-based compensation

We estimate the fair value of stock-based awards using a Black-Scholes valuation model, consistent with the provisions of FAS 123R, “Share-Based Payment” (“FAS 123R”). The Black-Scholes model requires us to make assumptions and judgments about the variables to be assumed in the calculation, including the option’s expected life, the price volatility of the underlying stock and the number of stock-based awards that are expected to be forfeited. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Price volatility is based on historical trends for our class A common stock and the common stock of peer group companies engaged in the broadcasting business. Expected forfeitures are estimated using our historical experience. If future changes in estimates differ significantly from our current estimates, our future stock-based compensation expense and results of operations could be materially impacted.

The following table presents the stock-based compensation expense included in the consolidated statements of income and recognized as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Employee stock purchase plans	$19	$(36)	$109
Employee stock option plans	3,111	3,834	1,278
Restricted stock unit awards	1,384	2,374	6,258
Modifications to stock option agreements	9	(313)	1,297
Share-based compensation expense before tax	4,523	5,859	8,942
Income tax benefit (@ 35% statutory rate)	(1,583)	(2,051)	(3,130)
Net stock-based compensation expense	$2,940	$3,808	$5,812

We have not yet recognized compensation expense relating to these unvested employee stock options and stock awards of $7.4 million in the aggregate, which will be recognized over a weighted-average future period of approximately 1.4 to 3.2 years.

Retirement plan

We have a defined benefit retirement plan covering certain of our employees. Our pension benefit obligations and related costs are calculated using actuarial concepts in accordance with FAS 87 “Employer’s Accounting for Pensions” (“FAS 87”). We adopted FAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements 87, 88, 106 and 132R” (“FAS 158”) and recorded the unfunded status of our plan as of December 31, 2006.

We have provided a defined benefit retirement plan to our employees who do not receive matching contributions from our Company to their 401(k) Plan accounts. Our defined benefit plan is a non-contributory plan under which we have made contributions either to a) traditional plan participants based on periodic actuarial valuations, which are expensed over the expected average remaining service lives of current employees, or b) cash balance plan participants based on 5% of each participant’s eligible compensation.

We contributed $3.0 million, $3.0 million and $1.6 million to our pension plan for years ended December 31, 2008, 2007 and 2006, respectively. We anticipate contributing approximately $0.4 million to our pension plan in 2009 although we currently have no minimum funding requirements as defined by ERISA and federal tax laws.

Pension plan assumptions:

Weighted-average assumptions used to estimate our pension benefit obligation and to determine our net periodic pension benefit cost, and the actual long-term rate of return on plan assets:

	Year Ended December 31,
	2008	2007	2006
Discount rate used to estimate our pension benefit obligation	6.00%	6.25%	5.75%
Discount rate used to determine net periodic pension benefit	6.25%	5.75%	5.50%
Rate of compensation increase	4.50%	4.50%	4.50%
Expected long-term rate-of-return plan assets	8.25%	8.25%	8.25%
Actual long-term rate-of-return on plan assets	(27.6)%	9.90%	11.50%

We used the Citigroup Pension Discount Curve to select our discount rate, which we believe reflects the weighted rate of a theoretical high quality bond portfolio consistent with the duration of our pension liability.

We considered the current levels of expected returns on a risk-free investment, the historical levels of risk premium associated with each of our pension asset classes, the expected future returns for each of our pension asset classes and then weighted each asset class based on our pension plan asset allocation to derive an expected long-term return on pension plan assets. During the year ended December 31, 2008, our actual long-term rate of return on plan assets was (27.6)%. This significant loss is a result of the impact of the economic downturn and disruption in the capital and credit markets.

Our pension expense is expected to be approximately $1.1 million for 2009. The decrease in expense is primarily due to the suspension of our contributions to the plan during 2009. For every 2.5% change in the actual return compared to the expected long-term return on pension plan assets, our 2009 pension expense will change by approximately $0.1 million. For every 0.25% change in the actual discount rate compared to the discount rate assumption for 2009, our 2009 pension expense will change by approximately $0.3 million.

Our investment objective is to achieve a consistent total rate-of-return that will equal or exceed our actuarial assumptions and to equal or exceed the benchmarks that we use for each of our pension plan asset classes including the S&P 500 Index, S&P Mid-cap Index, Russell 2000 Index, MSCI EAFE Index and the Lehman Brothers Aggregate Bond Index. The following asset allocation is designed to create a diversified portfolio of pension plan assets that is consistent with our target asset allocation and risk policy:

		Percentage of Plan Assets at December 31,
Asset Category	Target Allocation 2008	2008	2007
Equity securities	60-70%	57%	70%
Debt securities	30-40%	43%	30%
	100%	100%	100%

Our actual allocation of plan assets for 2008 is not in range of our target allocation as a result of the decline in the equity markets during 2008.  We continue to monitor the performance of these funds and anticipate the allocation moving in line with the target as the economic outlook improves.

Recently issued accounting pronouncements

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 increases disclosure requirements requiring an employer’s defined benefit pension or other postretirement plans.  We plan to adopt FSP FAS 132(R)-1 effective January 1, 2010.

In November 2008, the FASB issued Emerging Issues Task Force (“EITF”) EITF 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”).  EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 31, 2009 and shall be applied on a prospective basis.  Earlier application is permitted as of the beginning of a fiscal year. EITF 08-1 addresses some aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We plan to adopt EITF 08-1 on January 1, 2010, and we do not expect it to have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”).  EITF 08-6 is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  EITF 08-6 shall be applied prospectively.  EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  We plan to adopt EITF 08-6 effective January 1, 2009, and we do not expect it to have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”).  EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  EITF 08-7 will be applied prospectively and earlier application is not permitted.  EITF 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  We plan to adopt EITF 08-7 effective January 1, 2009, and we do not expect it to have a material impact on our consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position (“FSP”) FSP FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FAS 133 and FIN 45; and Clarification of the Effective Date of FAS 161” (“FSP FAS 133-1 and FIN 45-4”), which is effective for reporting periods, both annual and interim, ending after November 15, 2008.  FSP FAS 133-1 and FIN 45-4 applies to credit derivatives within the scope of FAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), hybrid instruments that have embedded credit derivatives, and guarantees within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others–an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. This FSP requires additional financial statement disclosures relative to the current status of the payment/performance risk of the credit derivative or guarantee to enable users of financial statements to assess their potential effect on the financial position, financial performance and cash flows.  FSP FAS 133-1 and FIN 45-4 impacts only our disclosure requirements and therefore will not have a material impact on our financial position, financial performance or cash flows.  We adopted FSP FAS 133-1 and FIN 45-4 and have included the additional disclosures for year ended December 31, 2008.

In June 2008, the FASB issued FSP FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP FAS 142-3 provides guidance for determining the useful life of a recognized intangible asset and will be applied prospectively to intangible assets acquired after the effective date. We plan to adopt FSP FAS 142-3 effective January 1, 2009, and its effects on future periods will depend on the nature and significance of any acquisitions subject to FAS 141R “Business Combinations” (“FAS 141R”).

In March 2008, the FASB issued FAS 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. FAS 161 applies to all derivative instruments within the scope of FAS 133, as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. FAS 161 impacts only our disclosure requirements and therefore will not have a material impact on our financial position, financial performance or cash flows.  We plan to adopt FAS 161 effective January 1, 2009.

In December 2007, the FASB issued FAS 141R, which is effective prospectively for all business combinations with acquisition dates on or after the beginning of the first fiscal year beginning after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141R replaces FAS 141 “Business Combinations” (“FAS 141”), but it retains the underlying concepts of FAS 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting. However, FAS 141R changed the method of applying the acquisition method in a number of significant ways. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value at the acquisition date as an indefinite-lived intangible asset; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. We plan to adopt FAS 141R effective January 1, 2009, and its effects on future periods will depend on the nature and significance of any acquisitions subject to FAS 141R.

In December 2007, the FASB issued FAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”), which amends Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 is effective for quarterly and annual reporting periods that begin after December 15, 2008. FAS 160 establishes accounting and reporting standards with respect to non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests. The significant requirements under FAS 160 are the reporting of the non-controlling interests separately in the equity section of the balance sheet and the reporting of the net income or loss of the controlling and non-controlling interests separately on the face of the statement of operations. We plan to adopt FAS 160 effective January 1, 2009, and we do not expect it to have a material impact on our consolidated financial statements.

Results of Operations

Set forth below are the key operating areas that contributed to our results for the years ended December 31, 2008, 2007 and 2006. Our results of operations from year-to-year were affected by the impact of consolidating KASA-TV, the FOX affiliate in Albuquerque, effective July 26, 2006, (the “KASA-TV Acquisition”). Our consolidated financial statements also reflect the operations, assets and liabilities of the Puerto Rico operations and the operations of Banks Broadcasting as discontinued under the provisions of FAS 144 for all periods presented. As a result, reported financial results may not be comparable to certain historical financial information and prior years performance may not be indicative of future financial performance.

Our results of operations are as follows (in thousands):

	Year Ended December 31,
	2008	2008 vs 2007	2007	2007 vs 2006	2006

Local time sales	$246,144	(9)%	$270,926	5%	$257,332
National time sales	122,462	(16)%	144,980	(1)%	146,343
Political time sales	47,034	669%	6,119	(89)%	58,118
Digital revenues	29,074	95%	14,900	108%	7,166
Network compensation	3,744	(12)%	4,252	46%	2,907
Barter revenues	4,812	(40)%	8,047	(13)%	9,289
Other revenues	4,019	(5)%	4,235	29%	3,282
Agency commissions	(57,475)	-	(57,549)	(10)%	(63,969)
Net revenues	399,814	1%	395,910	(6)%	420,468

Operating costs and expenses:
Direct operating	118,483	2%	116,611	1%	115,398
Selling, general and administrative	115,287	0%	114,741	(4)%	118,951
Amortization of program rights	23,946	(3)%	24,646	(1)%	24,890
Corporate	20,340	(6)%	21,706	(31)%	31,589
Depreciation	29,713	(4)%	30,847	(5)%	32,433
Amortization of intangible assets	264	(87)%	2,049	(57)%	4,737
Impairment of goodwill, broadcast licenses and broadcast equipment	1,029,238	-	-	(100)%	318,071
Restructuring charge (benefit)	12,902	(1,735)%	(74)	(102)%	4,746
Loss (gain) from asset sales	2,062	(108)%	(24,973)	(558)%	5,452
Operating (loss) income	$(952,421)	(963)%	$110,357	(147)%	$(235,799)

Three-Year Comparison

Net revenues consist primarily of national, local and political advertising revenues, net of sales adjustments and agency commissions. Additional but less significant amounts are generated from Internet revenues, retransmission consent fees, barter revenues, network compensation, production revenues, tower rental income and station copyright royalties.

Net revenues during the year ended December 31, 2008 increased by $3.9 million when compared with the prior year.  The increase was primarily due to: a) an increase in political advertising sales of $40.9 million; and b) an increase in digital revenue of $14.2 million.  These increases were offset by a) a decrease in local advertising sales of $24.8 million; b) a decrease in national advertising sales of $22.5 million; and c) the collective decrease in barter and all other revenue categories of $3.9 million.

The increase in political advertising revenues during the year ended December 31, 2008, compared to the prior year, was the result of the Presidential, Congressional, state and local elections that took place during the year.  We expect lower political advertising sales during 2009.

The decrease in both local and national advertising sales is principally due to the economic downturn that has impacted a number of local economies and national advertising categories.  We expect this trend to continue for local and national advertising in 2009.

Net revenues decreased 6% or $24.6 million for the year ended December 31, 2007, compared with the prior year. This decrease was primarily due to: a) decrease in political advertising revenues of $52.1 million; b) decrease in national advertising revenues of $5.6 million, which excludes the impact of the KASA-TV Acquisition; and c) decrease in barter revenues of $1.8 million, which excludes the impact of the KASA-TV Acquisition. These decreases were partially offset by: a) increase of $9.8 million related to the KASA-TV Acquisition; b) increase in digital revenues of $7.7 million, which excludes the impact of the KASA-TV Acquisition; c) decrease in sales-related agency commissions of $7.9 million, which excludes the impact of the KASA-TV Acquisition; d) increase in local advertising revenues of $7.4 million, which excludes the impact of the KASA-TV Acquisition; and e) increase in network compensation and other revenues of $2.3 million, which excludes the impact of the KASA-TV Acquisition.

The decrease in political advertising revenues during the year ended December 31, 2007, compared to the prior year, was the expected result of having significantly fewer Congressional, state and local elections in odd-numbered years.

The decrease in national advertising revenues, which excludes the impact of the KASA-TV Acquisition, during the year ended December 31, 2007, compared to the prior year, was primarily the result of national market revenue decline in our markets driven in large part by reduced automotive advertising spending.

Direct operating expenses (excluding depreciation and amortization of intangible assets) consist primarily of news, engineering and programming, and these costs increased $1.9 million, or 2%, for the year ended December 31, 2008, compared to the prior year.  The increase is primarily due to increased employee salaries.  We expect lower direct operating expense for 2009 as a result of the restructuring plan we implemented in the fourth quarter of 2008 discussed below.

Direct operating expenses increased $1.2 million, or 1%, for the year ended December 31, 2007, compared to the prior year. The increase was primarily due to additional operating expenses from the KASA-TV Acquisition of $1.8 million, offset by $0.6 million in other cost savings that primarily reflects the results of our restructuring and cost reduction plan implemented in 2006.

Selling, general and administrative expenses consists primarily of employee salaries, sales commissions, employee benefit costs, advertising, promotional expenses and research, and these costs were flat for the year ended December 31, 2008, compared to the prior year.

Selling, general and administrative expenses decreased $4.2 million or 4% for the year ended December 31, 2007, compared to the prior year. The $4.2 million decrease was primarily due to reduced contractual and other costs of $2.2 million, lower employee compensation and benefit costs of $1.9 million and reduced national sales representative commissions of $1.9 million due to lower political advertising revenues. These decreases were partially offset by additional operating expenses from the KASA-TV Acquisition of $2.0 million.

Selling expenses as a percentage of net revenues were 7.8%, 7.9% and 7.8% for the years ended December 31, 2008, 2007 and 2006, respectively.

Amortization of program rights represent costs associated with the amortization of syndicated programming, features and specials, and these costs decreased $0.7 million, or 3%, for the year ended December 31, 2008 and decreased $0.2 million or 1% for the year ended December 31, 2007, compared to their respective prior years.

Corporate expenses represent corporate executive management, accounting, legal and other costs associated with the centralized management of our stations, and these costs decreased $1.4 million or 6% for the year ended December 31, 2008, compared to the prior year. The decrease is primarily due to lower compensation costs of $3.6 million, including fair value changes to the executive deferred compensation plan, lower bonus and stock based compensation, and benefit costs, offset by higher legal and professional fees of $1.7 million.

Corporate expenses decreased $9.9 million, or 31%, for the year ended December 31, 2007, compared to the prior year. This decrease was primarily due to severance costs of $7.1 million related to the July 2006 retirement of our former Chief Executive Officer and to lower recruiting, legal and other costs of $2.8 million.

Depreciation expense decreased $1.1 million or 4% for the year ended December 31, 2008 and decreased $1.6 million or 5% for the year ended December 31, 2007, compared to their respective prior years.  The decrease is due to assets that have been fully depreciated, primarily from our acquisitions.

Amortization of intangible assets decreased $1.8 million or 87% for the year ended December 31, 2008 and decreased $2.7 million or 57% for the year ended December 31, 2007, compared to their respective prior years. The decrease in both periods was due to lower amortization expense related to short-lived intangible assets that became fully amortized in 2007 and 2006.

Impairment of goodwill, broadcast licenses and broadcast equipment reflects non-cash impairment charges recorded during the years ended December 31, 2008 and 2006 of approximately $1.0 billion and $318.1 million, respectively. The 2008 charge includes $8.7 million for obsolete broadcast equipment identified during the year as a result of the upcoming digital transition, as well as $599.6 million related to broadcast licenses and $420.9 million related to goodwill.  No impairments were required for the year ended December 31, 2007. (For further information regarding these charges, see Critical Accounting Policies and Estimates and Recently Issued Accounting Pronouncements; Valuation of long-lived assets and intangible assets.)

Restructuring charge (benefit) of $12.9 million was recorded for the year ended December 31, 2008.  During the fourth quarter of 2008, we effected a restructuring that included a workforce reduction of 144 employees and the cancellation of certain syndicated television program and operating contracts.  The total charge for the plan was $12.9 million, including $4.3 million for a workforce reduction and $8.6 million for the cancellation of the contracts.

We recorded a $4.7 million restructuring charge for the year ended December 31, 2006. During the fourth quarter of 2006, we initiated a plan to centralize accounting for all of our 29 owned and/or operated stations and to eliminate or reduce other identified costs. The plan included a workforce reduction of 81 employees, primarily from our station business offices. During the year ended December 31, 2007, we expensed an additional $0.3 million for temporary labor costs incurred as we transitioned from a decentralized to a centralized accounting operation, we reduced our anticipated severance costs by $0.4 million for employees that remained with us in new positions and we paid approximately $4.3 million of severance and contractual costs related to this restructuring charge.

Loss (gain) from asset sales for the year ended December 31, 2008 included: a) $2.0 million net loss of the disposal of fixed assets; b) $1.2 million for other investment losses; and partially offset by c) $1.1 million gain from the exchange of certain equipment. Loss (gain) from asset sales for the year ended December 31, 2007 included: a) $25.8 million gain from the sale of our 700 MHz licenses to Aloha Partners, L.P. for $32.5 million in cash; b) gain of $0.7 million from the sale of our 33.33% equity interest in the WAND(TV) Partnership for $6.8 million in cash; partially offset by c) by a $1.5 million loss on the disposal of fixed assets. Loss (gain) from asset sales for the year ended December 31, 2006 included a $5.0 million charge related to the impairment of our investment in U.S. Digital Television LLC (“USDTV”), which filed for bankruptcy protection on July 11, 2006.

Other Expense (Income)

Interest expense, net decreased $9.6 million or 15% for the year ended December 31, 2008, compared to the prior year due to a reduction in average borrowings outstanding under our credit facility and the repayment of other debt.  Interest expense, net decreased $6.2 million or 9% for year ended December 31, 2007, compared to the prior year due to a reduction in average borrowings outstanding under our credit facility resulting from our use of proceeds from the sale of our Puerto Rico operations and our use of operating cash to pay-down the term loans under the credit facility.

The following table summarizes our total net interest expense:

	Year Ended December 31,
	2008	2007	2006
Components of interest expense:
Credit Facility	$11,174	$17,079	$22,350
6½% Senior Subordinated Notes	25,299	25,356	25,347
6½% Senior Subordinated Notes -- Class B	14,756	14,743	14,721
2.50% Exchangeable Senior Subordinated Debentures	2,803	7,527	7,518
Other interest costs and (interest income)	603	(456)	543
Total interest expense, net	$54,635	$64,249	$70,479

Share of loss (income) in equity investments was a loss of $52.7 million for the year ended December 31, 2008, primarily related to the $53.6 million write-off of our investment in our joint venture with NBC Universal.  The current general economic pressures have adversely affected the two television stations in this joint venture.  During the fourth quarter of 2008, due to the continued decline in operating profits, we determined that there was an other than temporary impairment in our investment.  As a result, and in the absence of the ability to recover our carrying amount of the investment, we recorded a loss of $53.6 million to write-off our equity investment in the NBC Universal joint venture. Share of (income) loss in equity investments decreased $1.6 million for the year ended December 31, 2007, compared to the prior year, due primarily to the fluctuations in the operating results for the joint venture with NBC Universal.

(Gain) loss on derivative instruments increased $0.3 million for the year ended December 31, 2008 and decreased $1.4 million for the year ended December 31, 2007, compared to their respective prior year periods due to fluctuations in market interest rates. The gain we recorded for the year ended December 31, 2006 consisted of a gain on the settlement of an interest rate swap agreement of $2.8 million and a loss of $1.6 million on the fair valuation of our derivative instruments.

During 2008 and 2007, our derivative instruments consisted of the embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures and an interest rate swap we entered into during the second quarter of 2006 to hedge the variability in the cash flows associated with the declining balances of our term loans as described below. As a result of the purchase of the 2.50% Exchangeable Senior Subordinated Debentures during the second quarter of 2008, we recorded a gain of approximately $0.4 million for the remaining fair value of the embedded derivatives associated with those debentures.  During 2006, our derivative instruments consisted of the embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures and an interest rate swap arrangement which we entered into during the second quarter of 2005 and settled during the second quarter of 2006.

We entered into a new interest rate swap agreement during the second quarter of 2006 to hedge the variability in cash flow associated with notional amount of the declining balances of our term loans, which effectively converted the floating rate LIBOR-based payments under this portion of the facility to fixed payments. We designated this interest rate swap agreement as a hedging instrument under FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FAS 133”). Accordingly, changes in value of this agreement are recorded in other comprehensive income and released into earnings over the life of the agreement through periodic interest payments.

(Gain) loss on extinguishment of debt increased $9.7 million for the year ended December 31, 2008 and decreased to a loss of $0.9 million for the year ended December 31, 2007, compared to their respective prior year periods. The 2008 increase was primarily due a gain of $13.8 million related to the purchase of $26.1 million of our 6.5% Senior Subordinated Notes, partially offset by a $5.0 million write-off of deferred financing fees related to the purchase of our debentures, reduction of our revolving loan commitments and a pay down of our term loans.  The 2007 increase was due to the repayment of $120.1 million of our term loans.

Income taxes reflected a benefit from income tax of $222.2 million and $72.4 million for the years ended in December 31, 2008 and 2006, respectively, and a provision from income tax of $18.2 million for the year ended December 31, 2007. The increase in our benefit for income taxes for the year ended December 31, 2008 and the increase in the provision for income taxes for the year ended December 31, 2007, compared to their respective prior year periods was a result of the significant intangible asset impairment charges in 2008 and 2006. In 2008 and 2006 we recorded an impairment charge of $1.0 billion and $318.1 million, respectively, related to our broadcast licenses and goodwill. Our 2008 impairment charge also includes an $8.7 million charge for the write-off of certain broadcast assets that became obsolete as a result of the DTV transition. We recorded no intangible asset impairment charges in 2007.

Additionally, in the fourth quarter of 2008, we recorded a valuation allowance for $32.2 million with respect to our 2000 to 2002 net operating losses that more than likely will not be utilized because of the expiration of the carryforward statute of limitations period.

Our recorded benefit from income tax of $222.2 million for the year ended December 31, 2008 represents an effective tax rate of 21.1% compared to an income tax provision of $18.2 million for the year ended December 31, 2007, which represents an effective tax rate of 39.0%.

Results of Discontinued Operations

Our consolidated financial statements reflect the operations of the Puerto Rico operations and those of Banks Broadcasting as discontinued for all periods presented. As a result, income (loss) from discontinued operations was $23 thousand, $3.0 million and $(6.1) million for the years ended December 31, 2008, 2007 and 2006, respectively. Gain from the sale of discontinued operations was $22.2 million for the year ended December 31, 2007.

We completed the sale of our Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash and recognized a related gain of $22.7 million after benefit of income taxes in the first quarter of 2007. The stations sold included WAPA-TV, a full-power independent station, and WJPX-TV, an independent station branded as MTV Puerto Rico, as well as WAPA America, a U.S. Spanish-language cable channel. The proceeds from the sale of the Puerto Rico operations, net of transaction fees, were used to pay-down $70.0 million of our term loans under our credit facility and to repay borrowings incurred to fund the purchase of KASA-TV.

We own preferred stock that represents a 50% non-voting interest in Banks Broadcasting. We consolidate Banks Broadcasting under FIN 46R. In July 2007, Banks Broadcasting sold the operating assets, including the broadcast licenses, of KSCW-TV, a CW affiliate in Wichita, to Sunflower Broadcasting, Inc. for $6.8 million, of which $5.4 million was paid in cash at the closing and the remaining $1.4 million was held in escrow and released in July 2008.  Our operating results for 2007 included a $0.5 million loss from the sale of KSCW-TV, net of an income tax benefit of $0.4 million.

In March 2008, Banks Broadcasting sold certain of its 700 MHz spectrum licenses for $2.0 million in cash with a related gain of $1.4 million. In June 2008, Banks Broadcasting signed a purchase agreement to sell KNIN-TV, a CW affiliate in Boise, for $8.0 million to Journal Broadcasting Group (“Journal Broadcasting”).  The FCC approved the transfer of the FCC license for this station to Journal Broadcasting in January 2009.  Although the sale was scheduled to close on March 11, 2009, Journal Broadcasting declined to close and has asserted that a condition to its obligation to close has not been satisfied.  Banks Broadcasting believes that all conditions to closing have been fully satisfied and that Journal Broadcasting has breached its obligation to complete the transaction.  Banks Broadcasting intends to pursue all rights and remedies available to it to complete the transaction in accordance with the terms of the agreement. Following the completion of this sale, we expect that Banks Broadcasting will be liquidated.

The following table presents summarized information for the Puerto Rico operations and Banks Broadcasting that were previously included in historical operating results (in thousands):

	Year Ended December 31,
	2008			2007			2006
	Puerto Rico	Banks Broadcasting	Total	Puerto Rico	Banks Broadcasting	Total	Puerto Rico	Banks Broadcasting	Total
Net revenues	$-	$2,911	$2,911	$9,868	$4,523	$14,391	$52,519	$5,633	$58,152
Operating income (loss)	-	736	736	(1,094)	1,702	608	5,090	(17,025)	(11,935)
Net income (loss)	-	23	23	(368)	3,341	2,973	3,839	(9,984)	(6,145)

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our credit facility. At December 31, 2008, we had cash of $20.1 million and a $225.0 million revolving credit facility, of which $90 million was available as of December 31, 2008, subject to certain covenant restrictions.  Our available balance under our revolving credit facility as of March 16, 2009, was $24 million as a result of the purchase of our 6½%  Senior Subordinated Notes and 6½%  Senior Subordinated Notes – Class B, as more fully described below.

Our total outstanding debt as of December 31, 2008 was $743.4 million. This excludes the contingent obligation associated with our guarantee of an $815.5 million promissory note associated with our joint venture with NBC Universal (see Note 13 “Commitments and Contingencies” for further details). The outstanding debt under our credit facility is due November 14, 2011 and both of our 6½%  Senior Subordinated Notes and 6½%  Senior Subordinated Notes – Class B are due May 15, 2013.  As of December 31, 2008, the total fair value of our outstanding debt was $402.5 million.  The fair value of the debt was determined using the criteria prescribed under FAS 157.  Because of the operating challenges we face and the potential for cash flow deterioration, Moody’s Investor Services downgraded the credit rating on our outstanding corporate debt to Ba3 on August 25, 2008 and to B2 on December 19, 2008.  Additionally, on November 13, 2008, Standard and Poor’s Ratings Services placed the B+ rating on our corporate debt on Credit Watch with negative implications. This, in addition to the decline in the price of our bonds, could make it difficult for us to raise additional capital.

Our operating plan for 2009 requires that we generate cash from operations and from borrowings under our revolving credit facility. Borrowing under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of cash we generate from our operations. (Please see section on “Description of Indebtedness” for further discussion regarding our financial covenants.)  Our ability to generate cash from operations and from borrowings under our credit facility could be adversely affected by a number of the following risks:

•
The economic downturn has adversely affected local and national advertising revenues across all of our stations. Local advertising revenues decreased 9% for the year ended December 31, 2008 as compared to 2007.  National advertising revenues declined 16% for the year ended December 31, 2008 as compared to 2007. Approximately 79%, 91% and 83% of our net revenues for the years ended December 31, 2008, 2007 and 2006, respectively, were derived from local and national advertising.

•
The seasonality of the broadcast business due primarily to political advertising revenues occurring in even years, which will result in significantly decreased political advertising revenues in 2009. Political advertising revenues were $47.0 million, $6.1 million and $58.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

•
The current credit crisis could impact our advertisers’ ability to pay for advertising and the timing of those payments. We have evaluated our receivables due from customers who are experiencing financial difficulty and the net realizable value of those receivables are not material to our financial position as of December 31, 2008. Our days sales outstanding during 2008, 2007 and 2006 was 64, 83 and 89, respectively. We experienced an improvement in days sales outstanding during 2008 as a result of our centralization of credit and collection functions in 2007 and 2008.

•
The volatility of the equity markets has resulted in the fair value of our pension plan assets declining to $61.5 million as of December 31, 2008 from $86.0 million as of December 31, 2007.  We contributed $3.0 million to our pension plan during 2008 and anticipate contributing $0.4 million during 2009.  The continuing economic downturn and disruptions in the financial markets could significantly increase the cash funding requirements of our pension plan and our pension expense in 2010 and thereafter, which would reduce our cash flow from operations.

In addition, the current general economic pressures have affected the two television stations in our joint venture with NBC Universal.  NBC Universal has an 80% equity interest and we have the remaining 20% equity interest in the joint venture and GECC provided debt financing for the joint venture in the form of the $815.5 million GECC Note, which LIN TV has guaranteed.  Both NBC Universal and GECC are both majority-owned subsidiaries of General Electric Company. If the operating results of the television stations in the joint venture continue to be adversely affected by the economic downturn, we could experience the following adverse effects:

•
Cash flow shortfalls at the joint venture caused by a decline in advertising revenues could require us to make cash payments to the joint venture to cover interest obligations under the GECC Note.  NBC Universal and we have agreed that the joint venture will not distribute any cash to either NBC Universal or us in 2009; and will use a portion of its existing debt service reserve cash balances ($15.1 million as of December 31, 2008) to fund interest payments in 2009.  We have also agreed to waive the requirement of the joint venture to maintain debt service reserve cash balances of $15 million. Additionally, NBC agreed to defer payment of the 2008 and 2009 management fees. The annual interest expense on the GECC Note is $66.1 million. For 2009, we estimate that the cash available to the joint venture will be in the range of $1 million to $5 million less than the amount needed to pay interest on the GECC Note during the fourth quarter of 2009. The actual cash shortfall could be greater than our current estimate.  NBC Universal and we have agreed that if the joint venture does not have sufficient cash to cover 2009 interest payments on the GECC Note, we and NBC Universal will provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.  If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our credit facility. In addition, if the joint venture experiences further cash shortfalls beyond 2009, we may decide to fund such cash shortfalls, or to cover such shortfalls through further loans or equity contributions to the joint venture.

•
Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined upon occurrence of the following events: a) there is an event of default (which would occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due); b) neither NBC Universal or us remedy the default; and c) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note.  Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between i) the total amount at which the joint venture’s assets were sold and ii) the principal amount due under the GECC Note.  As of December 31, 2008, we estimated that the fair value of the television stations in the joint venture to be approximately $300 million less than the outstanding balance of the GECC Note of $815.5 million. (For further details regarding risks associated with the guarantee of the GECC Note, please see Item 1A. Risk Factors  “The GECC Note could result in significant liabilities, including (i) requiring us to make short term cash payments to the NBC Universal joint venture to fund interest payments, and (ii) triggering a change of control under our existing indebtedness, which could cause such indebtedness to become immediately due and payable.”)

•
If an event of default under the GECC Note occurs, LIN TV, which conducts all of its operations through its subsidiaries, could experience material adverse consequences, including: a) GECC, after exhausting all remedies against the joint venture, could enforce its rights under the guarantee, which could cause LIN TV to determine that LIN Television should seek to sell material assets owned by it in order to satisfy LIN TV’s obligations under the guarantee; b) GECC’s initiation of proceedings against LIN TV under the guarantee, if they result in material adverse consequences to LIN Television, would cause an acceleration of LIN Television’s credit facility and other outstanding indebtedness; and c) if the GECC Note is prepaid because of an acceleration on default or otherwise, we would incur a substantial tax liability of approximately $271.3 million related to our deferred gain associated with the formation of the joint venture.

We believe that it is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note during 2009, although there can be no assurances that such an event of default will not occur.  There are no financial or similar covenants in the GECC Note and, since both NBC Universal and we have agreed to fund interest payments if the joint venture is unable to do so, NBC Universal and we are able to control the occurrence of a default under the GECC Note.

We are also exposed to potential losses related to fluctuations in interest rates. Borrowings under our credit facility bear an interest rate based on, at our option, either a) the LIBOR interest rate, or b) an interest rate that is equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus ½ of 1 percent, and an applicable margin rate of 0.625% to 1.500%, depending on us achieving certain financial ratios.  To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating rate LIBOR rate-based payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility, which expires in 2011.  Our Senior Subordinated Notes bear a fixed interest rate of 6½% .

In response to these challenges described above, we have taken the following initiatives:

•
During the fourth quarter of 2008, we completed a restructuring plan that included a workforce reduction and the cancellation of certain syndicated television program and operating contracts.  The total charge for the plan was $12.9 million, including $4.3 million for workforce reduction and $8.6 million for the cancellation of the contracts.  We made cash payments of $3.6 million during the fourth quarter of 2008 for these restructuring activities.  As of December 31, 2008, we had $9.4 million in accrued expenses in the consolidated balance sheet for this restructuring and expect to make cash payments of $8.0 million during the first quarter of 2009 and $1.0 million during the remainder of 2009 and the remaining $0.4 million during 2010 and thereafter. We anticipate savings of approximately $9.2 million per year from this restructuring; however, if our operational needs change during the year we may not be able to realize all of these savings.

•
During 2008, we commenced a plan, under Rule 10b5-1 under the Securities Exchange Act of 1934, to purchase a portion of our 6½%  Senior Subordinated Notes and 6½%  Senior Subordinated Notes – Class B. During the fourth quarter of 2008, we purchased a notional amount of $26.1 million of the senior subordinated notes for $12.3 million, and through March 13, 2009, including the amounts purchased during 2008, we purchased a total notional amount of $147.8 million for approximately $80.7 million. Our objective in pursuing this plan was to lower our outstanding debt, and therefore improve our consolidated leverage ratio. Credit facility borrowings that we used to purchase our senior subordinated notes reduce the available funds under our revolving credit facility for other purposes.

•
We are using our strong local television station brands and considerable news, sports, weather, traffic and other local video content to develop new revenue streams. These new revenues are generated from reaching new retransmission consent agreements with pay television companies, developing our television station web sites and launching other new digital services.  Our digital revenues increased 95% or $14.2 million for the year ended December 31, 2008, compared to prior year.  We expect digital revenues to continue to improve into 2009, however, we may see an impact on these revenues from the economic downturn.

•
We anticipate reduced spending of approximately $12.0 million on capital expenditures during 2009, compared to capital expenditures of approximately $28.5 million during 2008. Additional spending may be required for any unplanned major repairs for equipment failures.

•
In June 2008, Banks Broadcasting signed a purchase agreement to sell KNIN-TV, a CW affiliate in Boise, for $8.0 million to Journal Broadcasting.  The FCC approved the transfer of the FCC license for this station to Journal Broadcasting in January 2009.  Although the sale was scheduled to close on March 11, 2009, Journal Broadcasting declined to close and has asserted that a condition to its obligation to close has not been satisfied.  Banks Broadcasting believes that all conditions to closing have been fully satisfied and that Journal Broadcasting has breached its obligation to complete the transaction.  Banks Broadcasting intends to pursue all rights and remedies available to it to complete the transaction in accordance with the terms of the agreement. We expect to receive total net cash proceeds from the sale of approximately $4.0 million during the first half of 2009 when the sale is completed.

We have also assessed the impact the current market conditions could have on third parties with whom we do business, specifically as it relates to our interest rate swap and insurance contracts.  Management performs a quarterly assessment of the critical terms of the interest rate swap including, among other matters, an assessment of the counterparties’ creditworthiness.  Based on our assessment at December 31, 2008, we do not believe there is a significant risk associated with the credit worthiness of our interest rate swap counterparty.  Given current economic conditions, management also reviewed the insurance contracts associated with our facilities and business continuity insurance providers and noted no material credit risks.

We have experienced significant operating losses since our inception and have a stockholders’ deficit as of December 31, 2008.  The current economic downturn and credit crisis has had a significant impact on the demand for advertising within the markets our stations operate. Based on our projections for 2009, which we believe use reasonable assumptions regarding the current economic environment, we estimate that cash flows from our operations, together with cash available under our revolving credit facility, will be sufficient to fund our cash requirements over the next 12 months, including scheduled interest and required principal payments on our outstanding indebtedness and ongoing capital expenditures and projected working capital needs.  In addition, based on our projections, we believe that we will remain in compliance with the financial covenants in our credit agreement over the next four quarters.

Our projections assume that advertising revenues will decrease significantly in 2009 compared to 2008, resulting from a significant decline of political advertising sales due to significantly fewer political elections in odd-numbered years, and resulting from the continued decline of local and national advertising as a result of the current economic environment. If the actual decline of advertising revenues is greater than our budget assumptions, we believe that our cost reduction initiatives, or additional cost reduction initiatives that we may take in the future, should allow us to generate sufficient cash flows to fund our operations and to maintain compliance with our financial debt covenants over the next four quarters. Those initiatives may include, among other things, decreases in headcount, salaries and related benefits, reductions of business travel and advertising expenditures and other general cost savings.

We cannot assure, however, that actual advertising revenues will not be significantly less than our budgeted advertising revenues. If actual advertising revenues are significantly less than our budgeted advertising revenues, and we are unable to effect cost reduction initiatives in addition to those described above, and/or we are unable to generate sufficient revenues from other sources to offset the decline in advertising revenues, we may not be able to generate sufficient cash from operations to fund our cash requirements over the next 12 months, including scheduled interest and required principal payments on our outstanding indebtedness and ongoing capital expenditures and projected working capital needs.  In addition, if revenues are significantly less than our budgeted revenues, and/or we are unable to effect additional cost reduction initiatives or generate sufficient revenues from other sources, and/or we are required to fund our joint venture with NBC Universal for amounts greater than we anticipate, as described above, we may need to seek a waiver of, or an amendment to, the financial covenants in our credit agreement.  If we are unable to secure such a waiver or amendment, we may not be in compliance with our financial debt covenants, and our lenders and the holders of our 6½% Senior Subordinated Notes and our 6½% Senior Subordinated Notes - Class B could demand immediate repayment of all of our outstanding debt. Under these circumstances, the acceleration of our debt could have a material adverse effect on our business.

We believe that our cash flows from our current operations, together with available borrowings under our credit facility, will be sufficient to meet our anticipated cash requirements for the next 12 months. These cash requirements include working capital, capital expenditures, interest payments and scheduled principal payments.  Our anticipated cash payments for our debt and related interest are described below.

Contractual Obligations

The following table summarizes our estimated future contractual cash obligations at December 31, 2008 (in thousands):

	2009	2010-2011	2012-2013	2014 and thereafter	Total

Principal payments and mandatory redemptions on debt (1)	$15,900	$196,975	$538,868	$-	$751,743
Cash interest on debt (2)	37,000	90,000	23,500	-	150,500
Program payments (3)	30,339	39,614	14,441	-	84,394
Operating leases (4)	1,437	664	253	399	2,753
Operating agreements(5)	15,584	3,829	1,919	454	21,786
Contractual costs from restructuring(6)	9,000	300	100	-	9,400
Purchase option agreement(7)	6,000	-	-	-	6,000
Total	$115,260	$331,382	$579,081	$853	$1,026,576

(1)
Effective as of December 31, 2007, we are obligated to make mandatory quarterly principal payments and to use proceeds of asset sales not reinvested to pay-down the term loan under our credit facility. We are also obligated to repay in full our credit facility on November 4, 2011, and each of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B on May 15, 2013. The amount does not include any potential amounts that may be paid related to the GECC Note as described in Item 1A. Risk Factors “The General Electric Capital Corporation (“GECC”) Note could result in significant liabilities, including (i) requiring us to make short term cash payments to the NBC Universal joint venture to fund interest payments, and (ii) triggering a change of control under our existing indebtedness, which would cause such existing indebtedness to become immediately due and payable”.

(2)
We have contractual obligations to pay cash interest on our credit facility, as well as commitment fees of approximately 0.50% on our revolving credit facility through 2011, and on each of our 6½% Senior Subordinated Notes through 2013, and our 6½% Senior Subordinated Notes – Class B.

(3)
We have entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $15.4 million of program obligations as of December 31, 2008 and have unrecorded commitments of $84.4 million for programming that is not available to air as of December 31, 2008.

(4)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(5)
We have entered into a variety of agreements for services used in the operation of our stations including rating services, consulting and research services, news video services, news weather services, marketing services and other operating contracts under non-cancelable operating agreements.

(6)	As a result of our 2008 restructuring charge we are committed to make payments for other contractual costs of approximately $9.4 million as of December 31, 2008.

(7)
We agreed to make an additional option payment of $6.0 million to  54 Broadcasting, Inc. on the closing of the transfer of the shares of 54 Broadcasting, Inc. to Vaughan Media following FCC approval of the transaction. For more information refer to Item 3. “Legal Proceedings”.

The above table excludes future payments for our defined benefit retirement plans, deferred taxes and executive compensation because their future cash outflows are uncertain. Also excluded from the above table are any potential interest shortfall payments we make for our joint venture with NBC Universal. Additional information regarding our financial commitments at December 31, 2008 is provided in the notes to our consolidated financial statements. See Note 7 “Debt”, Note 10 “Retirement Plans” and Note 14 “Commitments and Contingencies” of our consolidated financial statements.

Summary of Cash Flows

The following table presents summarized cash flow information (in thousands):

	Year Ended December 31,
	2008	2007	2006	2008 vs 2007	2007 vs 2006

Cash provided by operating activites	$83,796	$42,716	$79,597	41,080	(36,881)
Cash (used in) provided by investing activites	(24,455)	103,047	(24,995)	(127,502)	128,042
Cash used in financing activites	(79,266)	(118,061)	(53,408)	38,795	(64,653)
Net (decrease) increase in cash and cash equivalents	$(19,925)	$27,702	$1,194	$(47,627)	$26,508

Net cash provided by operating activities increased $41.1 million for the year ended December 31, 2008 primarily due to: a) lower accounts receivable of $21.3 million; b) increased accrued expenses of $19.6 million; and c) offset by decreased accounts payable of $3.4 million.

Net cash provided by operating activities decreased $36.9 million to $42.7 million for the year ended December 31, 2007.  The decrease was due to: a) lower net revenues of $24.6 million primarily related to the expected reduction in net political advertising revenues in the off-election year; b) discontinued operations of $17.9 million; c) pension obligations of $12.8 million; d) severance payment to our former Chief Executive Officer of $5.6 million; and e) other cost reductions of $6.4 million. These decreases were partially offset by an increase in gain from asset sales of $30.4 million.

Net cash (used in) provided by investing activities decreased $127.5 million to $24.5 million for year ended December 31, 2008, compared to cash provided by of $103.0 million for the prior year. The decrease is primarily due to the sale of certain assets and discontinued operations during 2007 that did not recur in 2008.

Net cash (used in) provided by investing activities increased $128.0 million to $103.0 million for the year ended December 31, 2007, compared to cash used of $25.0 million for the prior year.  This increase was primarily due to the sale of the following assets: a) the Puerto Rico operations for $131.9 million, net of transactional costs; b) the 700 Mhz licenses for $32.5 million, net of transactional costs; c) certain of the Banks Broadcasting assets, including KSCW-TV and its 700 Mhz licenses, for $9.5 million, net of transactional costs; and d) the WAND(TV) Partnership interest for $6.8 million. These sales proceeds were partially offset by the following acquisitions and investments: a) the KASA-TV Acquisition for $52.2 million; and b) other investments of $0.5 million.

Net cash used in financing activities decreased $38.8 million to $79.3 million for the year ended December 31, 2008, compared to cash used in financing activities of $118.1 million for the prior year. This decrease was due to: a) we purchased $125 million of our 2.50% Exchangeable Senior Subordinated Debentures, all of which were tendered to us; b) we purchased a notional amount of $19.4 million and $6.7 million of our 6½%  Senior Subordinated Notes and 6½%  Senior Subordinated Notes – Class B, respectively; and c) we repaid $77 million of our outstanding term loans. These decreases were partially offset by $135 million of borrowings under our credit facility.

Net cash used in financing activities increased $64.7 million to $118.0 million for the year ended December 31, 2007, compared to cash used in financing activities of $53.4 million for the prior year. This decrease was primarily due to the pay-down of our term loans of $120.1 million in 2007 compared to the pay-down of our revolving facility of $41.0 million and the repurchase of our class A common stock of $13.0 million in 2006. The pay-down of our credit facility in 2007 and 2006 was driven by operating cash flow and by the sale of certain non-strategic assets.

Description of Indebtedness

The following is a summary of our outstanding indebtedness as of December 31 (in thousands):

	December 31,
	2008	2007
Credit Facility:
Revolving credit loans	$135,000	$-
Term loans	77,875	154,875
6½% Senior Subordinated Notes due 2013	355,583	375,000
$183,285 and $190,000, 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $8,390 and $10,519 at December 31, 2008 and 2007, respectively	174,895	179,481
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033, net of discount of $1,580 at December 31, 2007	-	123,420
Total debt	743,353	832,776
Less current portion	15,900	24,300
Total long-term debt	$727,453	$808,476

Credit Facility

Our credit facility includes a $275 million term loan and a $225 million revolving credit facility both of which mature in 2011. Borrowings under our credit facility bear an interest rate based on, at our option, either a) the LIBOR interest rate, or b) an interest rate that is equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus ½ of 1 percent. In addition, the rate we select also bears an applicable margin rate of 0.625% to 1.500%, depending on us achieving certain financial ratios. Lastly, the unused portion of the revolving credit facility is subject to a commitment fee of 0.250% to 0.500% depending on us achieving certain financial ratios.

The credit facility permits us to prepay loans and to permanently reduce the revolving credit commitments, in whole or in part, at any time. We are also required to make additional payments on the term loans from the cash proceeds of certain asset sales if we do not reinvest the cash proceeds in other approved acquisitions within one year. We repaid $77.0 million of the term loans during 2008, including $21.0 million related to mandatory quarterly payments and $56.0 million related to cash proceeds of certain asset sales.

Our revolving credit facility may be used for general corporate purposes and the acquisition of certain operating assets and investments, including share and debt purchases. For example, we used $115 million under this facility and available cash balances to purchase all of the 2.50% Exchangeable Senior Subordinated Debentures that were tendered to us during 2008.  In connection with this purchase, we recorded a charge of $3.6 million for the write-off of deferred financing fees related to these notes.  Additionally, during 2008, we used approximately $20.0 million under the revolving credit facility plus available cash balances for payment on our outstanding term loans.  We recorded a charge of approximately $0.6 million for the write-off of deferred financing fees related to these loans.

The following table summarizes the material terms of our credit facility (in thousands):

	Credit Facility
	Revolving Facility	Term Loans
Final maturity date	11/4/2011	11/4/2011
Unused balance at December 31, 2008	90,000	-
Average rates for the year ended December 31, 2008:
Adjusted LIBOR	1.28%	1.47%
Applicable margin	1.25%	1.25%
Interest rate	2.53%	2.72%

The credit facility contains covenants that, among other things, restrict the ability of our subsidiaries to dispose of assets; incur additional indebtedness; incur guarantee obligations; prepay other indebtedness or amend other debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; make acquisitions; engage in mergers or consolidations; change the business conducted by us; make capital expenditures; or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We are required, under the terms of the credit facility, to comply with specified financial covenant ratios, including maximum leverage ratios and a minimum interest coverage ratio. Our financial condition covenants under our credit facility agreement as of December 31, 2008 were as follows:

	Covenant	Actual	Test
Leverage ratio (1)	7.00x	5.74x	Pass
Senior leverage ratio (2)	3.50x	1.53x	Pass
Interest coverage ratio (3)	2.00x	2.58x	Pass

(1)
The leverage ratio covenant is 7.00x through December 31, 2009 and decreases to 6.50x on January 1, 2010 and decreases to 6.00x on July 1, 2010.  The leverage ratio equals Total Net Debt(4)  (the numerator) divided by EBITDA(6) (the denominator).

(2)	The senior leverage ratio equals Total Net Senior Debt(5) (the numerator) divided by EBITDA(6) (the denominator).
(3)
The interest coverage ratio covenant is 2.00x through December 31, 2009 and increases to 2.25x on January 1, 2010.  The interest coverage ratio equals Cash Interest (the numerator) divided by EBITDA(6) (the denominator).

(4)	Total Net Debt equals long-term debt, including the current portion of long-term debt, less cash and cash equivalents.
(5)	Total Net Senior Debt equals the outstanding loans balances on the credit facility less cash and cash equivalents.
(6)
EBITDA, as defined in our credit agreement, is operating income plus amortization of program rights, depreciation and amortization of intangible assets, impairment of goodwill and intangible assets, restructuring charges, loss (gain) from asset sales and non-recurring severance payments, less program payments. Program payments represent cash payments for program contracts and do not necessarily correspond to program usage.  EBITDA is a non-GAAP term and is presented here only for the purposes of defining terms of our financial debt covenants.

At December 31, 2008, we were in compliance with all of the covenants under our credit facility.  If advertising revenues continue to decline in 2009, our ability to draw down on our credit facility may be limited.

The credit facility also contains provisions that prohibit any modification of the indentures governing our senior subordinated notes in any manner adverse to the lenders and that limits our ability to refinance or otherwise prepay our senior subordinated notes without the consent of such lenders. (See table summarizing our total net interest paid for years ended December 31, 2008, 2007 and 2006 on page 44.)

6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B

	6½% Senior Subordinated Notes	6½% Senior Subordinated Notes - Class B
Final maturity date	5/15/2013	5/15/2013
Annual interest rate	6.5%	6.5%
Payable semi-annually in arrears	May 15th	May 15th
	November 15th	November 15th

The 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B are unsecured and are subordinated in right of payment to all of our senior indebtedness, including indebtedness under our credit facility.

The indentures governing the 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also have change of control provisions which may require us to purchase all or a portion of our 6½% Senior Subordinated Notes and our 6½% Senior Subordinated Notes – Class B at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest. The 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B have certain limitations and financial penalties for early redemption of the notes.

During the fourth quarter of 2008, we voluntarily purchased a notional amount of $19.4 million and $6.7 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively, using available balances under our revolving credit facility and available cash balances.  The total amount paid for both of these transactions was approximately $12.3 million, resulting in a gain on early extinguishment of debt of approximately $13.8 million.  Additionally, we recorded a charge of $0.5 million for the write-off of deferred financing fees related to these notes.

Repayment of Principal

The following table summarizes future principal repayments on our debt agreements as of December 31, 2008 (in thousands):

	Credit Facility
	Revolving Facility	Term Loans (1)	6½% Senior Subordinated Notes	6½% Senior Subordinated Notes - Class B	Total
Final maturity date	11/4/2011	11/4/2011	5/15/2013	5/15/2013
2009	$-	$15,900	$-	$-	$15,900
2010	-	15,900	-	-	15,900
2011	135,000	46,075	-	-	181,075
2012	-	-	-	-	-
2013	-	-	355,583	183,285	538,868
Total	$135,000	$77,875	$355,583	$183,285	$751,743
__________

(1)	The above table excludes any pay-down of our term loans with proceeds from previous asset sales that have not been reinvested within one-year after such sales.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were determined using the three level hierarchy established by FAS 157 and are as follows (in thousands):

	December 31,
	2008	2007
Carrying amount	$743,353	$832,776
Fair value	402,524	809,769

Off Balance Sheet Arrangements

GECC Note

We have guaranteed the GECC Note, which is a $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9% per annum thereafter. The GECC Note was assumed by our joint venture with NBC Universal in 1998 and in the event of a default and acceleration of the note, our guarantee would require LIN TV to pay any shortfall should the assets of the joint venture be liquidated and not be sufficient to satisfy the principal amount due under the GECC Note. The GECC Note is not LIN TV or LIN Television’s obligation nor the obligation of any of our subsidiaries and has recourse only to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interest in the joint venture, to LIN TV pursuant to its guarantee.  Acceleration of the GECC Note upon an event of default, and GECC’s pursuit of remedies against LIN TV pursuant to the guarantee, could, if they result in material adverse consequences to LIN Television, cause an acceleration of LIN Television’s credit facility and other outstanding indebtedness.

Cash flow shortfalls at the joint venture caused by a decline in advertising revenues could require us to make cash payments to the joint venture to cover interest obligations under the GECC Note.  NBC Universal and we have agreed that the joint venture will not distribute any cash to either NBC Universal or us in 2009; and will use a portion of its existing cash balances ($15.1 million as of December 31, 2008) to fund interest payments in 2009.  We have agreed to waive the requirement of the joint venture to maintain debt service reserve cash balances of $15 million.  The annual interest expense on the GECC Note is $66.1 million.  We estimate that the cash available to the joint venture will be in the range of $1 million to $5 million less than the amount needed to pay interest on the GECC Note during the fourth quarter of 2009. The actual cash shortfall could be greater than our current estimate.  NBC Universal and we have agreed that if the joint venture does not have sufficient cash to cover 2009 interest payments on the GECC Note, we and NBC Universal will provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.  If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our credit facility.  In addition, if the joint venture experiences further cash shortfalls beyond 2009, we may decide to fund such cash shortfalls, or to cover such shortfalls through further loans or equity contributions to the joint venture.  (For more information about the GECC Note, see the description of the NBC Universal Joint Venture in Item 1. “Business — Development of our Business — Our Television Stations” and Item 1A. Risk Factors  “The GECC Note could result in significant liabilities, including (i) requiring us to make short term cash payments to the NBC Universal joint venture to fund interest payments, and (ii) triggering a change of control under our existing indebtedness, which could cause such indebtedness to become immediately due and payable”,  as well as the description of the GECC Note in Note 14 - "Commitments and Contigencies" to our consolidated financial statements.)

Future Program Rights Agreements

We account for program rights and obligations in accordance with FAS 63, “Financial Reporting by Broadcasters” (“FAS 63”), which requires us to record program rights agreements on our balance sheet on the first broadcast date the programs are available for air. As a result, we have commitments for future program rights agreements not recorded on our balance sheet at December 31, 2008 of $68.9 million, as detailed in Note 14 – Commitments and Contingencies.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to interest rates on our credit facility debt. We use derivative financial instruments to mitigate our exposure to market risks from fluctuations in interest rates. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure and we do not hold or enter into derivative financial instruments for speculative trading purposes.

Interest Rate Risk

Our long-term debt at December 31, 2008 was $743.4 million, including current portion of $15.9 million, of which, the senior subordinated notes bear a fixed interest rate and the credit facility bears an interest rate based on, at our option, either a) the LIBOR interest rate, or b) an interest rate that is equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5%. In addition, the rate we select also bears an applicable margin rate of .0625% to 1.500% depending on us achieving certain financial ratios. Our credit facility outstanding balance was $212.9 million at December 31, 2008.

Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical 1% increase in the floating rate used as the basis for the interest charged on the credit facility as of December 31, 2008 would result in an estimated $1.4 million increase in annualized interest expense assuming a constant balance outstanding of $212.9 million less the notional amount of the declining balances of our term loans covered with an interest rate swap agreement. If we incur additional indebtedness or amend or replace our current indebtedness, the recent sub-prime mortgage market crisis and its pervasive effect on general credit market liquidity may impact our ability to refinance our debt or to refinance our debt on terms similar to our existing debt agreements.

During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans (“2006 interest rate hedge”).  To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility, which expires in November 2011. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge liability was $6.5 million at December 31, 2008. This amount will be released into earnings over the life of the 2006 interest rate hedge through periodic interest payments.

Item 8.  Financial Statements and Supplementary Data

See index on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. of this Form 10-K.

c) Changes in internal controls. There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Information regarding members of our Board of Directors is contained in our Proxy Statement for the 2009 Annual Meeting of the Stockholders under the caption “Election of Directors” and is incorporated herein by reference. Information regarding our executive officers is contained in our Proxy Statement for the 2009 Annual Meeting of the Stockholders under the caption “Directors and Executive Officers” and is incorporated herein by reference. Information regarding Section 16(a) compliance is contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information regarding our Audit Committee and our Audit Committee Financial Expert is contained in our Proxy Statement for the 2009 Annual Meeting of the Stockholders under the caption “Report of the Audit Committee of our Board of Directors” and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item is contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Report of the Compensation Committee of the Board of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which is incorporated by reference in this document.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item about our securities authorized for issuance under equity compensation plans as of December 31, 2008 is included in Part I, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K. All other information required by this item is contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management”, which is incorporated by reference in this document.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The response to this item is contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions”, which is incorporated by reference in this document.

Item 14.  Principal Accounting Fees and Services

The response to this item is contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm Fees and Other Matters”, which is incorporated by reference in this document.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) See Index to Financial Statements on page F-1.

(b) Exhibits.

No.	Description
3.1
Second Amended and Restated Certificate of Incorporation of LIN TV Corp., as amended (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

3.2
Third Amended and Restated Bylaws of LIN TV Corp. (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File Nos 001-31311 and 000-25206) and incorporated by reference herein)

3.3
Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 (File No. 000-25206) and incorporated by reference herein)

4.1
Specimen of stock certificate representing LIN TV Corp. Class A Common stock, par value $.01 per share (filed as Exhibit 4.1 to LIN TV Corp.’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein)

4.2
Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 6½% Senior Subordinated Notes (filed as Exhibit 4.1 to our Current Report on Form 8-K filed as of May 14, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

4.4
Indenture, dated as of September 29, 2005, among LIN Television Corporation, the guarantors listed therein and The Bank of New York Trust Company, N.A., as Trustee, relating to the 6½% Senior Subordinated Notes due 2013 — Class B of LIN Television Corporation (filed as Exhibit 4.1 to our Current Report on Form 8-K filed as of October 5, 2005 (File Nos. 001-31311 and 000- 25206) and incorporated by reference herein)

4.6
Supplemental Indenture, dated as of March 10, 2005, among WAPA America, Inc., WWHO Broadcasting, LLC, LIN Television Corporation and The Bank of New York, as Trustee, for the 6½% Senior Subordinated Notes due 2013 (filed as Exhibit 4.6 to our Quarterly Report on Form 10-Q filed as of November 9, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

4.8
Supplemental Indenture, dated as of March 16, 2006, among LIN of Alabama, LLC, LIN of Colorado, LLC, LIN of New Mexico, LLC, LIN of Wisconsin, LLC, and S&E Network, Inc., LIN Television Corporation and The Bank of New York, as Trustee for the 6½% Senior Subordinated Notes due 2013 (filed as Exhibit 4.8 to our Form 10-K as of March 16, 2006 (File No. 001-31311 and 000-25206) and incorporated by reference herein)

10.1
Registration Rights Agreement by and among LIN TV Corp. (f/k/a Ranger Equity Holdings Corporation) and the stockholders named therein (filed as Exhibit 4.2 to our Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein)

10.2*
LIN Television Corporation Retirement Plan, as amended and restated (incorporated herein by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation (Registration No. 33-84718))

10.3*	LIN Television Corporation 401(k) Plan and Trust (incorporated herein by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation (Registration No. 33-84718))
10.4*
LIN TV Corp. (formerly known as Ranger Equity Holdings Corporation) 1998 Stock Option Plan (filed as Exhibit 10.26 to our Annual Report on Form 10-K of LIN Holdings Corp. and LIN Television Corporation for the fiscal year ended December 31, 1998 (File No. 333-54003-06) and incorporated by reference herein)

10.5*
LIN TV Corp. Amended and Restated 2002 Stock Plan, dated as of May 4, 2005 (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed as of May 6, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.6*	First Amendment to the LIN TV Corp. Amended and Restated 2002 Stock Plan, dated as of December 31, 2008 filed as Exhibit 10.6 herein.
10.7*
LIN Television Corporation Supplemental Benefit Retirement Plan (As Amended and Restated effective December 21, 2004) (Filed as exhibit 10.38 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.8	Second Amendment to the Supplemental Benefit Retirement Plan of LIN Television and Subsidiary Companies, dated as of December 31, 2008 filed as Exhibit 10.8 herein.
10.9*
Third Amended and Restated 2002 Non-Employee Director Stock Plan, effective December 1, 2006. (Filed on November 3, 2006 as Appendix A to our Schedule 14A (Proxy Statement) (File No. 001-31311) and incorporated by reference herein)

10.10*	First Amendment to the LIN TV Corp. Third Amended and Restated 2002 Non-Employee Director Stock Plan, dated as of December 23, 2008 filed as Exhibit 10.10 herein.
10.12*	Form of Employee Grant Option Agreement (Filed as Exhibit 10.19 to our Form 10-K filed as of March 15, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)
10.13*	Form of Non-Employee Director Grant Option Agreement (Filed as Exhibit 10.23 to our Form 10-K filed as of March 15, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.14*	Summary of Executive Compensation Arrangements filed as Exhibit 10.14 herein.
10.15*	Summary of Director Compensation Policies filed as Exhibit 10.15 herein.
10.16*
Form of a Non-qualified Stock Option Letter Agreement (filed as Exhibit 10.6 to our Current Report on Form 8-K filed as of July 6, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.17*	Form of Restricted Stock Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed as of August 16, 2005 (File No. 001-31311) and incorporated by reference herein)
10.18*
Employment Agreement dated November 1, 2006, and made effective as of July 12, 2006, between LIN Television Corporation and Vincent L. Sadusky (Filed as exhibit 10.1 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.19*
Employment Agreement dated February 22, 2007, and made effective as of September 6, 2006, between LIN Television Corporation and Scott M. Blumenthal (Filed as exhibit 10.2 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.20*
Employment Agreement dated February 22, 2007, and made effective as of September 6, 2006, between LIN Television Corporation and Denise M. Parent (Filed as exhibit 10.4 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.21*
Employment Agreement between LIN TV Corp., LIN Television Corporation and Richard Schmaeling dated September 30, 2008, effective as of October 6, 2008. (Filed as exhibit 10.1 to our Current Report on Form 8-K filed as of October 3, 2008 (File Nos.001-31311) and incorporated by reference herein)

10.22*	Employment Agreement between LIN TV Corp., LIN Television Corporation and Robert Richter dated September 30, 2008 effective as of September 10, 2008, filed as Exhibit 10.22 herein.
10.23
Credit Agreement dated as of November 4, 2005 among LIN Television Corporation, as the Borrower, the Lenders Party Hereto, JP Morgan Chase Bank, N.A., as Administrative Agent, as an Issuing Lender and as Swingline Lender, JP Morgan Securities, Inc. and Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent and as an Issuing Lender and Goldman Sachs Credit Partners, L.P., Bank of America, N.A. and Wachovia Bank, National Association, as Documentation Agents and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (filed as Exhibit 99.1 to our Current Report on Form 8-K filed as of November 4, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.24
First Amendment to the Credit Agreement dated as of December 31, 2005 among LIN Television Corporation, as the Borrower, Televicentro of Puerto Rico, LLC, as the Permitted Borrower, the Lenders Party Hereto, JP Morgan Chase Bank, N.A., as Administrative Agent, as an Issuing Lender and as Swingline Lender, JP Morgan Securities, Inc. and Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent and as an Issuing Lender and Goldman Sachs Credit Partners, L.P., Bank of America, N.A. and Wachovia Bank, National Association, as Documentation Agents and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (Filed as Exhibit 10.21 to our Form 10-K filed as of March 15, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.25
Second Amendment to the Credit Agreement dated January 24, 2007 among LIN Television Corporation, as the Borrower, Televicentro of Puerto Rico, LLC, as the Permitted Borrower, the Lenders Party Hereto, JP Morgan Chase Bank, N.A., as Administrative Agent, as an Issuing Lender and as Swingline Lender, JP Morgan Securities, Inc. and Deutsche Bank Securities Inc. as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas as Syndication Agent and as an Issuing Lender and Goldman Sachs Credit Partners, L.P., Bank of America, N.A. and Wachovia Bank, National Association, as Documentation Agents and The Bank of Nova Scotia and SunTrust Bank, as Co-Documentation Agents (Filed as Exhibit 10.22 to our Form 10-K filed as of March 15, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.26
Third Amendment, dated as of August 25, 2008, to the Credit Agreement dated as of November 4, 2005 (as amended) among LIN Television Corporation, as the borrower, the several banks and other institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, an issuing lender and as swingline lender, Deutsche Bank Trust Company Americas, as syndication agent and as an issuing lender, Goldman Sachs Credit Partners, L.P., Bank of America, N.A. and Wachovia Bank, National Association as documentation agents, and The Bank of Nova Scotia and Suntrust Bank, as co-documentation agents, and J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc., as joint lead arrangers and joint bookrunners. (Filed as Exhibit 99.1 to our Current Report on Form 8-K filed as of August 25, 2008 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

21	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of PricewaterhouseCoopers LLP
23.3	Consent of KPMG LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN TV Corp.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN TV Corp.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation
__________

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(c)	Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule I — Condensed Financial Information of the Registrant

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN TELEVISION CORPORATION

/s/  Vincent L. Sadusky
Vincent L. Sadusky
              President, Chief Executive Officer and Director

Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of each of LIN TV Corp. and LIN Television Corporation in the capacities and on the dates indicated.

/s/ VINCENT L. SADUSKY	President, Chief Executive Officer and	3/16/2009
Vincent L. Sadusky	Director

/s/ RICHARD J. SCHMAELING	Senior Vice President, Chief Financial	3/16/2009
Richard Schmaeling	Officer (Principal Financial Officer)

/s/ WILLIAM A. CUNNINGHAM	Vice President, Controller	3/16/2009
William A. Cunningham	(Principal Accounting Officer)

/s/ WILLIAM S. BANOWSKY, JR.	Director	3/16/2009
William S. Banowsky, JR.

/s/ PETER S. BRODSKY	Director	3/16/2009
Peter S. Brodsky

/s/ ROYAL W. CARSON III	Director	3/16/2009
Royal W. Carson III

/s/ PATTI S. HART	Director	3/16/2009
Patti S. Hart

/s/ DOUGLAS W. MCCORMICK	Chairman of the Board	3/16/2009
Douglas W. McCormick

/s/ MICHAEL A. PAUSIC	Director	3/16/2009
Michael A. Pausic

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LIN TV Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LIN TV Corp. and its subsidiaries (collectively, the “Company”) at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for its defined benefit pension plan in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 16, 2009

Part I. Financial Information
Item 1. Financial Statements

LIN TV Corp.
Consolidated Balance Sheets

	December 31,
	2008	2007
	(in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$20,106	$40,031
Accounts receivable, less allowance for doubtful accounts (2008 - $2,761; 2007 - $1,640)	68,277	87,301
Program rights	3,311	4,360
Assets held for sale	430	289
Other current assets	5,045	4,857
Total current assets	97,169	136,838
Property and equipment, net	180,679	191,250
Deferred financing costs	8,511	14,406
Equity investments	128	55,480
Program rights	3,422	6,776
Goodwill	117,159	535,418
Broadcast licenses and other intangible assets, net	430,142	1,021,290
Assets held for sale	8,872	9,180
Other assets	6,512	11,330
Total assets	$852,594	$1,981,968

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$15,900	$24,300
Accounts payable	7,988	11,415
Accrued expenses	56,701	32,279
Program obligations	10,109	11,944
Liabilities held for sale	429	549
Total current liabilities	91,127	80,487
Long-term debt, excluding current portion	727,453	808,476
Deferred income taxes, net	141,702	374,548
Program obligations	5,336	11,551
Liabilities held for sale	343	198
Other liabilities	68,883	41,564
Total liabilities	1,034,844	1,316,824

Commitments and Contingenices (Note 14)

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 shares issued and outstanding at December 31, 2008 and 2007, respectively	7,031	9,046
Stockholders' equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 29,733,672 and 29,130,173 shares at December 31, 2008 and 2007, respectively, issued and outstanding	294	292
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at December 31, 2008 and December 31, 2007, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at December 31, 2008 and December 31, 2007, respectively, issued and outstanding; convertible into an equal number of shares of Class A common stock	-	-
Treasury stock, 1,806,428 shares of Class A common stock at December 31, 2008 and December 31, 2007, at cost	(18,005)	(18,005)
Additional paid-in capital	1,101,919	1,096,455
Accumulated deficit	(1,239,090)	(408,726)
Accumulated other comprehensive loss	(34,634)	(14,153)
Total stockholders' (deficit) equity	(189,281)	656,098
Total liabilities, preferred stock and stockholders' equity	$852,594	$1,981,968

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.
Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Net revenues	$399,814	$395,910	$420,468

Operating costs and expenses:
Direct operating	118,483	116,611	115,398
Selling, general and administrative	115,287	114,741	118,951
Amortization of program rights	23,946	24,646	24,890
Corporate	20,340	21,706	31,589
Depreciation	29,713	30,847	32,433
Amortization of intangible assets	264	2,049	4,737
Impairment of goodwill, broadcast licenses and broadcast equipment	1,029,238	-	318,071
Restructuring charge (benefit)	12,902	(74)	4,746
Loss (gain) from asset dispositions	2,062	(24,973)	5,452
Operating (loss) income	(952,421)	110,357	(235,799)

Other expense (income):
Interest expense, net	54,635	64,249	70,479
Share of loss (income) in equity investments	52,703	(2,091)	(3,708)
(Gain) loss on derivative instruments	(105)	223	(1,185)
(Gain) loss on extinguishment of debt	(8,822)	855	-
Other, net	1,720	366	(637)
Total other expense, net	100,131	63,602	64,949

(Loss) income from continuing operations before (benefit from) provision for income taxes	(1,052,552)	46,755	(300,748)
(Benefit from) provision for income taxes	(222,165)	18,212	(72,393)

(Loss) income from continuing operations	(830,387)	28,543	(228,355)
Discontinued operations:
Income (loss) from discontinued operations, net of provision for (benefit from) income taxes of $296, $(3,308) and $(1,955) for the year ended December 31, 2008, 2007 and 2006, respectively	23	2,973	(6,145)
Gain from the sale of discontinued operations, net of provision for income taxes of $2,619 for the year ended December 31, 2007	-	22,166	-
Net (loss) income	$(830,364)	$53,682	$(234,500)
Basic (loss) income per common share:
(Loss) income from continuing operations	$(16.33)	$0.57	$(4.65)
Income (loss) from discontinued operations, net of tax	-	0.06	(0.13)
Gain from the sale of discontinued operations, net of tax	-	0.44	-
Net (loss) income	$(16.33)	$1.07	$(4.78)

Weighted - average number of common shares outstanding used in calculating basic (loss) income per common share	50,865	50,468	49,012

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(16.33)	$0.56	$(4.65)
Income (loss) from discontinued operations, net of tax	-	0.05	(0.13)
Gain from the sale of discontinued operations, net of tax	-	0.40	-
Net (loss) income	$(16.33)	$1.01	$(4.78)

Weighted - average number of common shares outstanding used in calculating diluted (loss) income per common share	50,865	55,370	49,012

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.
Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) Income
(in thousands, except share data)

	Common Stock						Treasury Stock (at cost)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Comprehensive (Loss) Income
	Class A		Class B		Class C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2005	28,562,583	$286	23,502,059	$235	2	$-	$(4,777)	$1,076,704	$(227,908)	$(15,668)	$828,872
Amortization of prior service cost, net of tax benefit of $282	-	-	-	-	-	-	-	-	-	(435)	(435)	(435)
Amortization of net loss, net of tax provision of $1,154	-	-	-	-	-	-	-	-	-	1,775	1,775	1,775
Adjustment to initially apply SFAS 158, net of tax benefit of $2,207	-	-	-	-	-	-	-	-	-	(3,822)	(3,822)	-
Unrealized loss on cash flow hedges, net of tax benefit of $415	-	-	-	-	-	-	-	-	-	(637)	(637)	(637)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	268,235	2	-	-	-	-	-	942	-	-	944
Tax benefit from stock exercises	-		-	-	-	-	-	384	-	-	384
Stock-based compensation	222,484	2	-	-	-	-	-	9,366	-	-	9,368
Restricted shares cancelled	-		-	-	-	-		-	-	-	-
Repurchase of 1,437,700 shares of class A common stock	-	-	-	-	-	-	(13,228)	-	-	-	(13,228)
Net loss	-	-	-	-	-	-	-	-	(234,500)	-	(234,500)	(234,500)
Comprehensive loss - 2006												$(233,797)
Balance at December 31, 2006	29,053,302	$290	23,502,059	$235	2	$-	$(18,005)	$1,087,396	$(462,408)	$(18,787)	$588,721
Amortization of prior service cost, net of tax provision of $49	-	-	-	-	-	-	-	-	-	76	76	76
Amortization of net loss, net of tax provision of $3,665	-	-	-	-	-	-	-	-	-	5,642	5,642	5,642
Unrealized loss on cash flow hedges, net of tax benefit of $970	-	-	-	-	-	-	-	-	-	(1,503)	(1,503)	(1,503)
Recognition of accumulated benefit obligation for discontinued operations	-	-	-	-	-	-	-	-	-	419	419	419
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	182,452	2	-	-	-	-	-	2,062	-	-	2,064
Tax benefit from stock exercises	-	-	-	-	-	-	-	778	-	-	778
Stock-based compensation, continuing operations	2,287	-	-	-	-	-	-	6,171	-	-	6,171
Restricted shares cancelled	(107,868)	-	-	-	-	-	-	-	-	-
Stock-based compensation, discontinued operations	-	-	-	-	-	-	-	48	-	-	48
Distribution from FIN46R consolidated entity	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	53,682	-	53,682	53,682
Comprehensive income - 2007												$58,316
Balance at December 31, 2007	29,130,173	$292	23,502,059	$235	2	$-	$(18,005)	$1,096,455	$(408,726)	$(14,153)	$656,098
Amortization of prior service cost, net of tax provision of $49	-	-	-	-	-	-	-	-	-	76	76	76
Amortization of net loss, net of tax benefit of $12,595	-	-	-	-	-	-	-	-	-	(18,935)	(18,935)	(18,935)
Unrealized loss on cash flow hedges, net of tax benefit of $1,076	-	-	-	-	-	-	-	-	-	(1,622)	(1,622)	(1,622)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	261,703	2	-	-	-	-	-	1,301	-	-	1,303
Tax provision from stock exercises	-	-	-	-	-	-	-	(361)	-	-	(361)
Stock-based compensation, continuing operations	437,337	-	-	-	-	-	-	4,514	-		4,514
Restricted shares cancelled	(95,541)	-	-	-	-	-	-	-	-
Stock-based compensation, discontinued operations	-	-	-	-	-	-	-	10	-		10
Net loss	-	-	-	-	-	-	-	-	(830,364)		(830,364)	(830,364)
Comprehensive loss - 2008												$(850,845)
Balance at December 31, 2008	29,733,672	$294	23,502,059	$235	2	$-	$(18,005)	$1,101,919	$(1,239,090)	$(34,634)	$(189,281)

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(830,364)	$53,682	$(234,500)
Loss (income) from discontinued operations	(23)	(2,973)	6,145
Gain from sale of discontinued operations	-	(22,166)	-
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	29,713	30,847	32,433
Amortization of intangible assets	264	2,049	4,737
Impairment of goodwill, broadcast licenses and broadcast equipment	1,029,238	-	318,071
Amortization of financing costs and note discounts	5,860	8,608	8,664
Amortization of program rights	23,946	24,646	24,890
Program payments	(26,854)	(27,604)	(25,784)
(Gain) loss on extinguishment of debt	(8,822)	855	-
(Gain) loss on derivative instruments	(105)	223	(1,185)
Share of loss (income) in equity investments, including impairment of equity investment	52,703	(2,091)	(3,708)
Deferred income taxes, net	(235,856)	18,875	(74,864)
Stock-based compensation	4,523	5,859	8,942
(Gain) loss from asset dispositions	2,062	(24,973)	5,452
Other, net	(2,636)	1,282	(2,669)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	21,304	1,927	(13,693)
Other assets	4,405	1,842	298
Accounts payable	(3,427)	3,327	1,701
Accrued interest expense	(483)	(126)	(1,409)
Other accrued expenses	19,587	(18,582)	21,012
Net cash provided by operating activities, continuing operations	85,035	55,507	74,533
Net cash (used in) provided by operating activities, discontinued operations	(1,239)	(12,791)	5,064
Net cash provided by operating activities	83,796	42,716	79,597

INVESTING ACTIVITIES:
Capital expenditures	(28,537)	(25,290)	(22,294)
Distributions from equity investments	2,649	3,113	4,890
Payments for business combinations	-	(52,250)	(5,754)
Acquisition of broadcast licenses	-	-	431
Proceeds from sale of 700 MHz licenses and other operating assets	-	39,250	-
Other investments, net	2,167	(620)	(1,624)
Net cash used in investing activities, continuing operations	(23,721)	(35,797)	(24,351)
Net cash (used in) provided by investing activities, discontinued operations	(734)	138,844	(644)
Net cash (used in) provided by investing activities	(24,455)	103,047	(24,995)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options, phantom stock units and employee stock purchase plan issuances	1,301	2,064	944
Proceeds from borrowings on long-term debt	165,000	60,000	-
Principal payments on long-term debt	(244,335)	(180,125)	(41,000)
Payment of long-term debt financing costs	(1,232)	-	(124)
Treasury stock purchased	-	-	(13,228)
Net cash used in financing activities, continuing operations	(79,266)	(118,061)	(53,408)
Net cash used in financing activities, discontinued operations	-	-	-
Net cash used in financing activities	(79,266)	(118,061)	(53,408)

Net (decrease) increase in cash and cash equivalents	(19,925)	27,702	1,194
Cash and cash equivalents at the beginning of the period	40,031	12,329	11,135
Cash and cash equivalents at the end of the period	$20,106	$40,031	$12,329
Less cash and cash equivalents from discontinued operations, end of the period	-	-	6,244
Cash and cash equivalents from continuing operations, end of the period	$20,106	$40,031	$6,085

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

LIN TV Corp. (“LIN TV”), together with its subsidiaries, including LIN Television Corporation (“LIN Television”), is a television station group operator in the United States. LIN TV and its subsidiaries are affiliates of HM Capital Partners LLC (“HMC”). In these notes, the terms “Company,” “LIN TV,” “we,” “us” or “our” mean LIN TV Corp. and all subsidiaries included in our consolidated financial statements.

We guarantee all of LIN Television’s debt. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee all debt on a joint-and-several basis.

Our consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations and the operations of Banks Broadcasting, Inc. (“Banks Broadcasting”) as discontinued under the provisions of Statement of Financial Accounting Standards (“FAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”) for all periods presented. The assets and liabilities of Banks Broadcasting are shown as discontinued effective September 30, 2007 and our Puerto Rico operations were sold in 2007 (See Note 3 — “Discontinued Operations” for further discussion of our discontinued operations). Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation as described above.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Our significant accounting policies are described below. The following are accounting terms that we use throughout this section to assist in an understanding of our financial statements and accounting policies: Financial Accounting Standards Board (“FASB”), Financial Accounting Standard (“FAS”), Accounting Principles Board (“APB”), Emerging Issues Task Force (“EITF”), Financial Interpretation Number (“FIN”), Accounting Research Bulletin ("ARB") and FASB Staff Position (“FSP”).

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We have experienced significant operating losses since our inception and we have a stockholders’ deficit as of December 31, 2008.  The current economic downturn and credit crisis has had a significant impact on the demand for advertising within the markets in which our stations operate. Based on our projections for 2009, which we believe use reasonable assumptions regarding the current economic environment, we estimate that cash flows from our operations, together with cash available under our revolving credit facility, will be sufficient to fund our cash requirements over the next 12 months, including scheduled interest and required principal payments on our outstanding indebtedness and planned capital expenditures and projected working capital needs.  In addition, based on our projections, we believe that we will remain in compliance with the financial covenants in our credit agreement over the next four quarters.

Our projections assume that advertising revenues will decrease significantly in 2009 compared to 2008, resulting from a significant decline of political advertising sales due to significantly fewer political elections in odd-numbered years, and resulting from the continued decline of local and national advertising as a result of the current economic environment. If the actual decline of advertising revenues is greater than our budget assumptions, we believe that our prior cost reduction initiatives, or additional cost reduction initiatives that we may take in the future, should allow us to generate sufficient cash flows to fund our operations and to maintain compliance with our financial debt covenants over the next four quarters. Those initiatives may include, among other things, decreases in headcount, salaries and related benefits, reductions of business travel and advertising expenditures and other general cost savings.

Our joint venture with NBC Universal has also been adversely impacted by the current economic downturn. Cash flow shortfalls at the joint venture caused by a decline in advertising revenues could require us to make cash payments to the joint venture to cover interest obligations under the General Electric Capital Corporation (“GECC”) Note.  NBC Universal and we have agreed that the joint venture will not distribute any cash to either NBC Universal or us in 2009; and will use a portion of its existing debt service reserve cash balances ($15.1 million as of December 31, 2008) to fund interest payments. For 2009, we estimate that the cash available to the joint venture will be in the range of $1 million to $5 million less than the amount needed to pay interest on the GECC Note during the fourth quarter of 2009, however the actual cash shortfall could be greater than our current estimate.  NBC Universal and we have agreed that if the joint venture does not have sufficient cash to cover 2009 interest payments on the GECC Note, we and NBC Universal will provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.  If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our credit facility.  In addition, if the joint venture experiences further cash shortfalls beyond 2009, we may decide to fund such cash shortfalls, or to cover such shortfalls through further loans or equity contributions to the joint venture. For further detail see Note 14 – Commitments and Contingencies.

We cannot assure, however, that actual advertising revenues will not be significantly less than our budgeted advertising revenues. If actual advertising revenues are significantly less than our budgeted advertising revenues, and we are unable to effect cost reduction initiatives in addition to those described above, and/or we are unable to generate sufficient revenues from other sources to offset the decline in advertising revenues, we may not be able to generate sufficient cash from operations to fund our cash requirements over the next 12 months, including scheduled interest and required principal payments on our outstanding indebtedness and ongoing capital expenditures and projected working capital needs.  In addition, if revenues are significantly less than our budgeted revenues, and/or we are unable to effect additional cost reduction initiatives or generate sufficient revenues from other sources, and/or we are required to fund the NBC Universal joint venture for amounts greater than we anticipate, we may need to seek a waiver of, or an amendment to, the financial covenants in our credit agreement.  If we are unable to secure such a waiver or amendment, we may not be in compliance with our financial debt covenants, and our lenders and the holders of our 6½% Senior Subordinated Notes and our 6½% Senior Subordinated Notes - Class B could demand immediate repayment of all of our outstanding debt. Under these circumstances, the acceleration of our debt could have a material adverse effect on our business.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

Principles of consolidation

The accompanying consolidated financial statements include the accounts of our Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. We conduct our business through our subsidiaries and have no operations or assets other than our investment in our subsidiaries and equity-method investments. We operate in one reportable segment.

In accordance with FIN 46R, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” our interest in Banks Broadcasting was consolidated in our financial statements effective March 31, 2004 (see Note 4 for further discussion of Banks Broadcasting) and our interest in KASA-TV, the FOX affiliate in Albuquerque, was consolidated in our financial statements effective July 26, 2006 (see Note 2 for further discussion of KASA-TV.)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. Our actual results could differ from these estimates. Estimates are used when accounting for the collectability of receivables, valuation of intangible assets, equity investments, deferred tax valuation allowances, amortization and valuation of program rights, stock-based compensation, pension costs, barter transactions and net assets of businesses acquired.

Cash and cash equivalents

Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. Our excess cash is invested primarily in short-term U.S. Government securities and money market funds. We had no material losses on our cash or cash equivalents during fiscal 2008. All available cash is on deposit with banking institutions that we believe to be financially sound.

Property and equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, generally 20 to 30 years for buildings and fixtures, and 3 to 15 years for broadcast and other equipment. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is included in consolidated net income or loss. Expenditures for maintenance and repairs, including expenditures for planned major maintenance activities, are expensed as incurred.  We review our property and equipment for impairment in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

Equity investments

Our equity investments are accounted for on the equity method, as we do not have a controlling interest. Accordingly, our share of the net loss or income of our equity investments, including any equity investment impairments, is included in consolidated net income or loss. We review our interest in our equity investments for impairment in accordance with APB 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

Revenue recognition

We recognize advertising and other program-related revenue during the period in which advertising or programs are aired on our television stations or carried by our Internet web sites. We recognize retransmission consent fees in the period in which these services are performed.

Barter transactions

We account for barter transactions at the fair value of the goods or services we receive from our customers, or the advertising time provided, whichever is more clearly indicative of fair value based on the judgment of our management. We record barter advertising revenue at the time the advertisement is aired and barter expense at the time the goods or services are used. We account for barter programs at fair value based on a calculation using the actual cash advertisements we sell within barter programs multiplied by one minus the program profit margin for similar syndicated programs where we pay cash to acquire the program rights. We record barter program revenue and expense when we air the barter program. In accordance with FAS 63 “Financial Reporting by Broadcasters,” we do not record barter revenue or expenses related to network programs. Barter revenue and expense included in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Barter revenue	$4,812	$8,047	$9,289
Barter expense	5,016	7,667	9,085
	$(204)	$380	$204

Advertising expense

Advertising costs are expensed as incurred. We incurred advertising costs in the amounts of $5.5 million, $6.1 million and $5.7 million in the years ended December 31, 2008, 2007 and 2006, respectively.

Intangible assets

Intangible assets primarily include broadcast licenses, network affiliations and goodwill.

We test the impairment of our broadcast licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of broadcast licenses with their carrying amount on a station-by-station basis using a discounted cash-flow valuation method, assuming a hypothetical start-up scenario. The future value of our broadcast licenses could be significantly impaired by the loss of the corresponding network affiliation agreements. Accordingly, such an event could trigger an assessment of the carrying value of a broadcast license.

We test the impairment of goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash-flow analysis. The valuation assumptions used in the discounted cash-flow model reflect historical performance of the station and prevailing values in the markets for broadcasting properties. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by a notional reperformance of the purchase price allocation using the station’s fair value (as determined in step one) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recognized in an amount equal to that excess, but not more than the carrying value of the goodwill. An impairment assessment could be triggered by a significant reduction, or a forecast of such reductions, in operating results or cash flows at one or more of our television stations, a significant adverse change in the national or local advertising marketplaces in which our television stations operate, or by adverse changes to Federal Communications Commission (“FCC”) ownership rules, among other factors.  We recorded impairment charges during 2008 and 2006, which are more fully described in Note 6 - "Intangible Assets".

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

Long lived-assets

We periodically evaluate the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset is recognized when the expected future operating cash flow derived from the asset is less than its carrying value.

Program rights

Program rights are recorded as assets when the license period begins and the programs are delivered to our stations for broadcasting, at the gross amount of the related obligations. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. The program costs are charged to operations over their estimated broadcast periods using the straight-line method.

If the projected future net revenues associated with a program are less than the current carrying value of the program rights due to poor ratings, we would be required to write-down the program rights assets to equal the amount of projected future net revenues. If the actual usage of the program rights is on a more accelerated basis than straight-line over the life of the contract, we would be required to write-down the program rights to equal the lesser of the amount of projected future net revenues or the average cost per run multiplied by the number of remaining runs.  We recorded no impairments to our program rights during 2008, 2007 or 2006.

Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement.

Stock-based compensation

At December 31, 2008, we have three stock-based employee compensation plans, which are described more fully in Note 8. We estimate the fair value of stock-based awards exchanged for employee services and recognize compensation cost based on this fair value over the requisite service period under FAS 123R “Share-Based Payments” (“FAS 123R”). We elected the short-cut method to calculate the amount of the historical pool of windfall tax benefits as permitted under the FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”FSP 123(R)-3”). We used the first-vested, first-exercised basis in accounting for option exercises.

The following table presents the stock-based compensation expense included in the consolidated statements of income and recognized in accordance with FAS 123R (in thousands):

	Year Ended December 31,
	2008	2007	2006
Direct operating	$536	$653	$1,053
Selling, general and administrative	1,057	1,348	1,793
Corporate	2,930	3,858	6,096
Share-based compensation expense before tax	4,523	5,859	8,942
Income tax benefit (@ 35% statutory rate)	(1,583)	(2,051)	(3,130)
Net stock-based compensation expense	$2,940	$3,808	$5,812

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

Income taxes

Deferred income taxes are recognized based on temporary differences between the financial statement and the tax basis of assets and liabilities using statutory tax rates in effect in the years in which the temporary differences are expected to reverse. A valuation allowance is applied against net deferred tax assets if it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized. On January 1, 2007, we adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109 “Accounting for Income Taxes,” (“FAS 109”) clarifying the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. This statement prescribes a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely than not to be sustained upon examination by taxing authorities.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

Concentration of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade receivables. Concentration of credit risk with respect to cash and cash equivalents and investments are limited as we maintain primary banking relationships with only large nationally recognized institutions. We evaluated the viability of these institutions and as of December 31, 2008 we believe our risk is minimal. Credit risk with respect to trade receivables is limited, as the trade receivables are primarily related to advertising revenues generated from a large diversified group of local and nationally recognized advertisers and advertising agencies. With the economic downturn and the credit crisis we could experience an increased credit risk with respect to our trade receivables. We do not require collateral or other security against trade receivable balances, however, we do maintain reserves for potential bad debt losses, which are based on historical bad debt write-offs, and such reserves and bad debts have been within management’s expectations for all years presented.

Additionally, management performs a quarterly assessment of the critical terms of the interest rate swap including, among other matters, an assessment of the counterparties’ creditworthiness.  Based on our assessment at December 31, 2008, we do not believe there is a significant risk associated with the credit worthiness of our interest rate swap counterparty.

If we incur additional indebtedness or amend or replace our current indebtedness, the recent deterioration of the credit markets may impact our ability to refinance our debt or to refinance our debt on terms similar to our existing debt agreements.

(Loss) income per share

Basic and diluted (loss) income per common share was computed in accordance with FAS 128, “Earnings per Share” (“FAS 128”). Basic (loss) income per common share is computed by dividing (loss) income attributable to common stockholders by the number of weighted-average outstanding shares of common stock. For the years ended December 31, 2008 and 2006, there was no difference between basic and diluted income per share since potential common shares from the exercises of stock options and phantom units were anti-dilutive and were excluded from the calculation. Options to purchase 3,291,000 and 3,050,000 shares of common stock and phantom units were outstanding as of December 31, 2008 and 2006, respectively, and were exercisable into 1,393,000 and 112,000 shares of common stock as of December 31, 2008 and 2006, respectively. Unvested restricted stock awards of 749,000 and 987,000 were outstanding at December 31, 2008 and 2006, respectively.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

The following is a reconciliation of income available to common shareholders from continuing operations and weighted-average common shares outstanding for purposes of calculating basic and diluted income per common share (in thousands):

Year Ended December 31, 2007
Numerator for income per common share calculation:

Income available to common shareholders from continuing operations, basic	$28,543
Interest expense on contingently convertible debt, net of tax	2,060
Derivative gain, net of tax	145
Income available to common shareholders from continuing operations, diluted	30,748
Income available to common shareholders from discontinued operations, basic and diluted	25,139
Net income available to common shareholders, diluted	$55,887

Denominator for income per common share calculation:

Weighted-average common shares, basic	50,468
Effect of dilutive securities:
Stock options and restricted stock	1,549
Contingent convertible debt	3,353
Weighted-average common shares, diluted	55,370

Fair value of financial instruments

Certain financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value based on quoted market prices. We also record certain financial assets and liabilities at fair value on a recurring basis consistent with FAS 157 “Fair Value Measurements” (“FAS 157”), which requires a company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that can be used when measuring fair value.  For more information on our assets and liabilities measured at fair value using the three level fair value hierarchy established by FAS 157 see Note 9 - "Fair Value Measurement".

Derivative financial instruments

Under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), all derivatives are required to be recorded as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the fair values of derivatives are recognized immediately or deferred, depending on the use of the derivative and whether or not it qualifies as a hedge. We presently use derivative financial instruments in the management of our interest rate exposure for our long-term debt, principally our credit facility. We do not use derivative financial instruments for trading purposes.

Retirement plans

We have a defined benefit retirement plan covering certain of our employees. Our pension benefit obligations and related costs are calculated using actuarial concepts in accordance with FAS 87 “Employer’s Accounting for Pensions” (“FAS 87”). We adopted FAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132R” (“FAS 158”) and recorded the unfunded status of our plan as of December 31, 2006.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

Recently issued accounting pronouncements

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 increases disclosure requirements requiring an employer’s defined benefit pension or other postretirement plans.  We plan to adopt FSP FAS 132(R)-1 effective January 1, 2010. In November 2008, the FASB issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”).  EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 31, 2009 and shall be applied on a prospective basis.  Earlier application is permitted as of the beginning of a fiscal year. EITF 08-1 addresses some aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We plan to adopt EITF 08-1 on January 1, 2010, and we do not expect it to have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”).  EITF 08-6 is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  EITF 08-6 shall be applied prospectively.  EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  We plan to adopt EITF 08-6 effective January 1, 2009, and we do not expect it to have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”).  EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  EITF 08-7 will be applied prospectively and earlier application is not permitted.  EITF 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  We plan to adopt EITF 08-7 effective January 1, 2009, and we do not expect it to have a material impact on our consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position (“FSP”) FSP FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FAS 133 and FIN 45; and Clarification of the Effective Date of FAS 161” (“FSP FAS 133-1 and FIN 45-4”), which is effective for reporting periods, both annual and interim, ending after November 15, 2008.  FSP FAS 133-1 and FIN 45-4 applies to credit derivatives within the scope of FAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), hybrid instruments that have embedded credit derivatives, and guarantees within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others–an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. This FSP requires additional financial statement disclosures relative to the current status of the payment/performance risk of the credit derivative or guarantee to enable users of financial statements to assess their potential effect on the financial position, financial performance and cash flows.  FSP FAS 133-1 and FIN 45-4 impacts only our disclosure requirements and therefore will not have a material impact on our financial position, financial performance or cash flows.  We adopted FSP FAS 133-1 and FIN 45-4 and have included the additional disclosures for year ended December 31, 2008.

In June 2008, the FASB issued FSP FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP FAS 142-3 provides guidance for determining the useful life of a recognized intangible asset and will be applied prospectively to intangible assets acquired after the effective date. We plan to adopt FSP FAS 142-3 effective January 1, 2009, and its effects on future periods will depend on the nature and significance of any acquisitions subject to FAS 141R “Business Combinations” (“FAS 141R”).

In March 2008, the FASB issued FAS 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. FAS 161 applies to all derivative instruments within the scope of FAS 133, as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. FAS 161 impacts only our disclosure requirements and therefore will not have a material impact on our financial position, financial performance or cash flows.  We plan to adopt FAS 161 effective January 1, 2009.

In December 2007, the FASB issued FAS 141R "Business Combinations" ("FAS 141R"), which is effective prospectively for all business combinations with acquisition dates on or after the beginning of the first fiscal year beginning after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141R replaces FAS 141 Business Combinations” (“FAS 141”), but it retains the underlying concepts of FAS 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting. However, FAS 141R changed the method of applying the acquisition method in a number of significant ways. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value at the acquisition date as an indefinite-lived intangible asset; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. We plan to adopt FAS 141R effective January 1, 2009, and its effects on future periods will depend on the nature and significance of any acquisitions subject to FAS 141R.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

In December 2007, the FASB issued FAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”), which amends ARB 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 is effective for quarterly and annual reporting periods that begin after December 15, 2008. FAS 160 establishes accounting and reporting standards with respect to non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests. The significant requirements under FAS 160 are the reporting of the non-controlling interests separately in the equity section of the balance sheet and the reporting of the net income or loss of the controlling and non-controlling interests separately on the face of the statement of operations. We plan to adopt FAS 160 effective January 1, 2009, and we do not expect it to have a material impact on our consolidated financial statements.

Note 2 — Acquisitions

2006 Raycom (KASA-TV) Station Acquisition

On July 26, 2006, we signed a definitive agreement to acquire the operating assets, including the broadcast license, of KASA-TV, the FOX affiliate in Albuquerque, from Raycom Media for $55.0 million in cash. On September 15, 2006, we began providing programming, sales and other related services to the station under a local marketing agreement. The KASA-TV acquisition was completed on February 22, 2007. The primary reason for this station acquisition was a result of our multi-station strategy of creating duopolies in markets where we previously had operated only one station. We closed the studio facilities of KASA-TV and relocated the station operations to KRQE-TV, the television station we already owned in Albuquerque, thereby eliminating certain operating costs of KASA-TV. In addition, KRQE-TV began providing news programming to KASA-TV, which had previously received news production services from another local television station in the Albuquerque market at a higher cost.

As required under FIN 46R, we, as the primary beneficiary of KASA-TV, consolidated KASA-TV’s assets and liabilities into our financial statements effective July 26, 2006. Because the nature of the transaction is that of an asset purchase, the purchase price was allocated to KASA-TV’s operating assets and liabilities to be acquired by us based on the preliminary estimates of fair value at July 26, 2006. A final valuation was performed to assess the values of the assets and liabilities purchased, including property and equipment, intangible assets, and program rights and liabilities.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

The excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill in the amount of $12.6 million. The following table summarizes this acquisition (in thousands):

KASA-TV Acquisition on February 22, 2007 (2)

Fair value of assets and liabilities acquired:
Program rights, short-term	$556
Property and equipment	5,937
Program rights, long-term	648
Goodwill (1)	12,557
Broadcast licenses and other intangibles	41,244
Deferred tax assets	1,104
Total assets	62,046

Accrued expenses	2,784
Program obligations, short-term	972
Program obligations, long-term	2,154
Other long-term liabilities	1,136
Total liabilities	7,046
Total purchase price, including direct acquisiton expenses	$55,000

(1)	This includes tax-deductible goodwill of $10.9 million.
(2)
The acquisition of KASA-TV was completed on February 22, 2007, however as the primary beneficiary of KASA-TV as defined under FIN 46R, we consolidated KASA-TV’s assets and liabilities into our financial statements on July 26, 2006, the date we signed the definitive agreement to purchase KASA-TV’s assets and liabilities. We paid $2.7 million of the purchase price on July 26, 2006 and the balance of $52.3 million on February 22, 2007.

The results of KASA-TV are included in the consolidated financial statements after September 15, 2006. The following table sets forth unaudited pro forma information as if the acquisition of KASA-TV had occurred on January 1, 2006 (in thousands, except per share data):

Year Ended December 31, 2006

Net revenues	$430,281
Operating loss	(235,109)
Loss from continuing operations	(226,157)
Loss from discontinued operations	(6,145)
Net loss	(232,302)

Basic and diluted net loss per common share:
Loss from continuing operations	$(4.61)
Loss from discontinued operations	(0.13)
Net loss	$(4.74)
Weighted average number of common shares	49,012

Basic and diluted net loss per common share, as reported:
Loss from continuing operations	$(4.65)
Loss from discontinued operations	(0.13)
Net loss	$(4.78)

Weighted average number of common shares	49,012

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

The following summarizes the activity related to the acquisition reserves for the year ended December 31, 2008 and 2007 (in thousands):

	Acquisition Date	Balance as of December 31, 2007	Year Ended December 31, 2008			Balance as of December 31, 2008
			Payments	Adjustments
Acquisition of Sunrise Television Corp.	May 2, 2002	$40	$17	$(23	) (1)	$-
Stations acquired from Viacom	March 31, 2005	86	87	1		-
Stations acquired from Emmis	November 30, 2005	4,644	1,039	-		3,605
Stations acquired from Raycom	February 22, 2007	446	357	(89	) (2)	-
		$5,216	$1,500	$(111)		$3,605

(1)	Adjustment for retirement benefits owed in connection with the Sunrise Television Corp. acquisition.
(2)	Adjustment to final payout of contract related to master control automation system related to KASA-TV.

	Acquisition Date	Balance as of December 31, 2006	Year Ended December 31, 2007			Balance as of December 31, 2007
			Payments	Adjustments
Acquisition of Sunrise Television Corp.	May 2, 2002	$136	$31	$(65	) (1)	$40
Stations acquired from Viacom	March 31, 2005	295	209	-		86
Stations acquired from Emmis	November 30, 2005	6,157	1,100	(413	) (2)	4,644
Stations acquired from Raycom	February 22, 2007	-	-	446	(3)	446
		$6,588	$1,340	$(32)		$5,216

(1)	Represents the adjusted amounts owed related to retirement benefit obligations for a former station owned by Sunrise Television Corp.
(2)	Represents an adjustment to write-off the outstanding reserve balance for estimated operating agreement payments and other transactional costs related to the acquisition.
(3)	Represents an adjustment to accrue operating agreement payments for a system to be discontinued.

Note 3 — Discontinued Operations

Our consolidated financial statements reflect the operations of the Puerto Rico operations and the operations of Banks Broadcasting as discontinued for all periods presented. The assets and liabilities of Banks Broadcasting are shown as held for sale for all years presented.

Out-of-Period Adjustment

We discovered during our 2007 year-end review process that a $3.1 million deferred tax liability, relating to an asset that had been fully-impaired for the six months ended June 30, 2006, had not been removed from our deferred tax liabilities as of June 30, 2006 nor was the benefit realized in our earnings for the six months ended June 30, 2006. The original asset to which the deferred tax liability related was a fair value adjustment of $7.7 million initially recorded at March 31, 2004, when we consolidated the broadcast licenses of Banks Broadcasting under the rules of FIN 46R.

We concluded that the effect of this $3.1 million adjustment was not material to the prior year. Accordingly, the prior year financial statements have not been revised. Instead, this adjustment of $3.1 million was recorded to the income (loss) from discontinued operations for the year ending December 31, 2007, since we reflected the operations of Banks Broadcasting as discontinued operations effective with the filing of our Form 10-Q for the period ending September 30, 2007.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

Banks Broadcasting

We own preferred stock that represents a 50% non-voting interest in Banks Broadcasting, which owns KNIN-TV, a CW affiliate in Boise.   We consolidate Banks Broadcasting under FIN 46R. In July 2007, Banks Broadcasting sold the operating assets, including the broadcast license, of KSCW-TV, a CW affiliate in Wichita, to Sunflower Broadcasting, Inc. for $6.8 million, of which $5.4 million was paid in cash at the closing and the remaining $1.4 million was held in escrow and released in July 2008. Our consolidated operating results for the third quarter of 2007 included a $0.5 million loss from the sale of KSCW-TV, net of an income tax benefit of $0.4 million.

In March 2008, Banks Broadcasting sold certain of its 700 MHz spectrum licenses for $2.0 million in cash with a related gain of $1.4 million. In June 2008, Banks Broadcasting signed a purchase agreement to sell KNIN-TV, a CW affiliate in Boise, for $8.0 million to Journal Broadcasting Group (“Journal Broadcasting”).  The FCC approved the transfer of the FCC license for this station to Journal Broadcasting in January 2009.  Although the sale was scheduled to close on March 11, 2009, Journal Broadcasting declined to close and has asserted that a condition to its obligation to close has not been satisfied.  Banks Broadcasting believes that all conditions to closing have been fully satisfied and that Journal Broadcasting has breached its obligation to complete the transaction.  Banks Broadcasting intends to pursue all rights and remedies available to it to complete the transaction in accordance with the terms of the agreement. We currently expect to record a gain of approximately $0.1 million related to the sale of KNIN upon the completion of the sale. Following the completion of this sale, we expect that Banks Broadcasting will be liquidated.

During the years ended December 31, 2008 and 2007, Banks Broadcasting distributed $2.5 million and $2.0 million, respectively, in cash to us. We received no cash distributions from Banks Broadcasting during the year ended December 31, 2006; and we provided no capital contributions to Banks Broadcasting during the years ended December 31, 2008, 2007 or 2006.

The carrying amounts of assets and liabilities, related to Banks Broadcasting, segregated on our balance sheet as held for sale, are as follows (in thousands):

	December 31,
	2008	2007
Program rights	$193	$271
Other current assets	237	18
Total current assets	430	289
Property and equipment, net	804	748
Program rights	324	189
Intangible assets, net	7,744	8,243
Total assets	$9,302	$9,469

Accounts payable	$-	$6
Other accrued expenses	270	308
Program obligations	159	235
Total current liabilities	429	549
Program obligations	343	198
Total liabilities	$772	$747

The total assets and liabilities held for sale of $8.5 million at December 31, 2008 excludes $0.6 million of related deferred tax liabilities that is included in the deferred income taxes, net on the consolidated balance sheets.

Puerto Rico Operations (WAPA-TV, WJPX-TV and WAPA America)

On March 30, 2007, we sold our Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash and we recorded a gain on the sale of $22.7 million, net of income tax benefit, in our 2007 operating results.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

The following presents summarized information for the discontinued operations as follows (in thousands):

	Year Ended December 31,
	2008			2007			2006
	Puerto Rico	Banks Broadcasting	Total	Puerto Rico	Banks Broadcasting	Total	Puerto Rico	Banks Broadcasting	Total
Net revenues	$-	$2,911	$2,911	$9,868	$4,523	$14,391	$52,519	$5,633	$58,152
Operating income (loss)	-	736	736	(1,094)	1,702	608	5,090	(17,025)	(11,935)
Net income (loss)	-	23	23	(368)	3,341	2,973	3,839	(9,984)	(6,145)

Note 4 — Investments

We have investments in joint ventures with third parties that have interests in other television stations or broadcast related businesses. The following presents our basis in these ventures (in thousands):

	December 31,
	2008	2007

NBC Universal joint venture	$-	$55,352
Other	128	128
	$128	$55,480

Joint Venture with NBC Universal

We own a 20.38% interest in Station Venture Holdings, LLC, a joint venture with NBC Universal, and account for our interest using the equity method, as we do not have a controlling interest. The following presents the summarized financial information of the joint venture (in thousands):

	Year Ended December 31,
	2008	2007	2006

Cash distributions from equity investment (1)	$79,144	$80,298	$90,773
Income from equity investment	64,101	76,800	92,496
Interest on the GECC note(2)	(66,146)	(66,146)	(66,146)
Net income	(1,874)	11,386	27,020
Cash distributions to us	2,649	2,344	4,891

	December 31,
	2008	2007

Cash and cash equivalents	$15,104	$15,298
Non-current assets	215,258	230,301
Current liabilities	362	725
Non-current liabilities (2)	815,500	815,500

(1)	Cash distributions from equity investments include proceeds of $12.6 million from the sale of broadcast towers for the year ended December 31, 2008.
(2)	See Note 14 - "Commitments and Contingencies" for further description of the General Electric Capital Corporation ("GECC") Note and LIN TV's guarantee of the GECC Note.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

Current general economic pressures have negatively affected the television stations in this joint venture.  During the fourth quarter of 2008, due to the continued decline in operating profits of this joint venture, we determined that there was an other-than-temporary impairment in our investment.  As a result, and in the absence of the ability to recover our carrying amount of the investment, we recorded a loss of $53.6 million to write-off our equity investment in the NBC Universal joint venture, which is included in the “share of loss (income) in equity investment” on our consolidated statement of operations.  We used the following average basic assumptions as part of our review of the impairment associated with the joint venture at December 31, 2008:

Market revenue growth	1.8%
Operating profit margins	40.7%
Discount rate	11.0%
Tax rate	38.2%
Capitalization rate	2.3%

WAND(TV) Partnership

On November 1, 2007, we sold our 33.33% interest in WAND(TV) Partnership to a wholly-owned subsidiary of Block Communications, Inc. for $6.8 million in cash and recorded a gain of approximately $0.7 million.

Prior to the sale of WAND(TV) Partnership, we accounted for our 33.33% interest using the equity method, as we did not have a controlling interest. Our management services agreement with WAND(TV) Partnership, under which we provided specified management, engineering and related services for a fixed fee, was also terminated on November 1, 2007. Included in this agreement was a cash management arrangement under which we incurred expenditures on behalf of WAND(TV) Partnership and were periodically reimbursed. The amount due to us from WAND(TV) Partnership under this arrangement was approximately $1.1 million as of December 31, 2006.

The partnership recorded an impairment of $5.9 million for the broadcast license of WAND-TV for the year ended December 31, 2006. The impairment was due to a decline in market growth resulting in lower revenues and operating margins. The following presents the summarized financial information of the WAND(TV) Partnership (in thousands):

	Nine Months Ended November 1, 2007 (Date of Sale)	Year Ended December 31, 2006

Net revenues	$4,503	$8,538
Operating (income) loss	358	(1,895)
Net loss	(307)	(5,292)
Cash distributions to us	700	-

Note 5 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Land and land improvements	$16,075	$17,284
Buildings and fixtures	129,302	128,960
Broadcast equipment and other	249,989	239,617
	395,366	385,861
Less accumulated depreciation	(214,687)	(194,611)
	$180,679	$191,250

We recorded depreciation expense of $29.7 million, $30.8 million and $32.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

Under a Federal Communications Commission (“FCC”) order, we have been exchanging spectrum with Sprint Nextel, which has been used primarily to send news feeds via microwave back to the television studios and to send broadcast feeds to television transmission and tower sites, for new microwave digital equipment.  During the years ended December 31, 2008 and 2007, we received $4.6 million and $1.6 million, respectively, of equipment related to this exchange.

During 2008, we recorded a charge of $8.7 million for the write-off of certain broadcast assets that have become obsolete as a result of the DTV transition.  The charge has been recorded in impairment of goodwill, broadcast licenses and broadcast equipment on the consolidated statement of operations.

Note 6 — Intangible Assets

The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

		December 31,
	Estimated Remaining Useful Life (Years)	2008	2007
Amortized Intangible Assets:
LMA purchase options	-	$64	$64
Network affiliations	-	1,753	1,753
Other intangible assets	8.3	5,979	5,979
Accumulated amortization		(6,678)	(6,414)
		1,118	1,382

Unamortized Intangible Assets:
Broadcast licenses		429,024	1,019,908
Goodwill		117,159	535,418
		546,183	1,555,326
Summary:
Goodwill		117,159	535,418
Broadcast licenses and other intangible assets, net		430,142	1,021,290
Total intangible assets		$547,301	$1,556,708

We recorded amortization expense of $0.3 million, $2.0 million and $4.7 million for the years ended December 31, 2008, 2007 and 2006. We recorded an impairment of our indefinite lived intangible assets of $1.0 billion and $318.1 million for the years ended December 31, 2008 and 2006. There was no impairment of indefinite lived intangible assets at December 31, 2007.

The following table summarizes the projected aggregate amortization expense for the next five years and thereafter (in thousands):

		Year Ended December 31,
	2009	2010	2011	2012	2013	Thereafter	Total

Amortization expense	$80	$74	$68	$61	$59	$776	$1,118

We recorded an impairment charge of $297.0 million during the second quarter of 2008 that included an impairment to the carrying values of our broadcast licenses of $185.7 million, relating to 19 of our television stations; and an impairment to the carrying values of our goodwill of $111.3 million, relating to 8 of our television stations. As required by FAS 142, “Goodwill and Other Intangible Assets” (“FAS 142”), we tested our indefinite lived intangible assets for impairment at June 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. These events included: a) the continued decline of the price of our Class A common stock; b) the decline in the current selling prices of television stations; and c) the lower growth in advertising revenues; and (d) the decline in the operating profit margins of some of our stations.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

As required by FAS 142, we have performed our annual test for impairment of broadcast licenses and goodwill as of December 31, 2008, 2007 and 2006. As a result of these annual tests we recorded an additional charge in the fourth quarter of 2008 of $723.5 million, which excludes the $8.7 million charge for the write-off of certain broadcast assets described in Note 5 - "Property and Equipment", and includes a goodwill impairment charge of $309.6 million, relating to 8 of our television stations and to the goodwill related to the NBC Universal joint venture, and an impairment charge to the carrying value of our broadcast licenses of $413.9 million, relating to 26 of our television stations.  This was due to the continued economic slow down since June 30, 2008, the decline in advertising revenues and the more recent financial credit crisis.  There were no additional impairment charges recorded as of December 31, 2007 and 2006. The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions.

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

We recorded an impairment charge of $318.1 million during the second quarter of 2006 that included a broadcast license impairment charge of $222.8 million relating to 15 of our television stations and a goodwill impairment charge of $95.3 million. As required by FAS 142, we tested our indefinite lived intangible assets as of June 30, 2006, which was between annual tests, because we believed that, based upon the continued decline in the trading price of our Class A common stock, it was more likely than not that the fair value of our reporting units would fall below their carrying amounts. We used market information not available as of December 31, 2005 to calculate the fair value of our broadcast licenses and reporting units.

We based the valuation of broadcast licenses on the following average industry-based assumptions:

	December 31, 2008	June 30, 2008	December 31, 2007	December 31, 2006	June 30, 2006
Market revenue growth	1.0%	1.2%	1.8%	2.8%	2.6%
Operating profit margins	26.6%	31.5%	33.2%	32.8%	32.7%
Discount rate	11.0%	9.0%	8.0%	8.0%	8.0%
Tax rate	38.3%	38.4%	38.4%	38.2%	37.8%
Capitalization rate	1.8%	2.2%	2.2%	2.1%	2.1%

We based the valuation of goodwill on the following average assumptions based on our internal projections:

	December 31, 2008	June 30, 2008	December 31, 2007	December 31, 2006	June 30, 2006
Market revenue growth	1.0%	1.2%	1.8%	2.8%	2.6%
Operating profit margins	34.0%	39.7%	42.8%	39.0%	39.0%
Discount rate	14.5%	11.5%	10.0%	10.0%	10.0%
Tax rate	38.2%	38.6%	38.5%	38.3%	38.3%
Capitalization rate	1.9%	2.3%	2.1%	2.1%	2.1%

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

Note 7 — Long-term Debt

Debt consisted of the following (in thousands):

	December 31,
	2008	2007
Credit Facility:
Revolving credit loans	$135,000	$-
Term loans	77,875	154,875
6½% Senior Subordinated Notes due 2013	355,583	375,000
$183,285 and $190,000, 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $8,390 and $10,519 at December 31, 2008 and 2007, respectively	174,895	179,481
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033, net of discount of $1,580 at December 31, 2007	-	123,420
Total debt	743,353	832,776
Less current portion	15,900	24,300
Total long-term debt	$727,453	$808,476

Credit Facility

Our credit facility includes a $275 million term loan and a $225 million revolving credit facility both of which mature in 2011. Borrowings under our credit facility bear an interest rate based on, at our option, either a) the LIBOR interest rate, or b) an interest rate that is equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus ½ of 1 percent. In addition, the rate we select also bears an applicable margin rate of 0.625% to 1.500%, depending on us achieving certain financial ratios. Lastly, the unused portion of the revolving credit facility is subject to a commitment fee of 0.25% to 0.50% depending on us achieving certain financial ratios.

The credit facility permits us to prepay loans and to permanently reduce the revolving credit commitments, in whole or in part, at any time. Effective December 31, 2007, we are required to make mandatory quarterly payments on the term loans. We are also required to make additional payments on the term loans from the cash proceeds of certain asset sales, if we do not reinvest the cash proceeds in other approved acquisitions within one year. We repaid $77.0 million of the term loans during 2008, including $21.0 million related to mandatory quarterly payments and $56.0 million from cash proceeds of certain asset sales.

Our revolving credit facility may be used for general corporate purposes and the acquisition of certain assets and investments, including share and debt repurchases. For example, we used $115.0 million under this facility and available cash balances to purchase all of our 2.50% Exchangeable Senior Subordinated Debentures, all of where were tendered to us on May 16, 2008.  In connection with this purchase, we recorded a charge of $3.6 million for the write-off of deferred financing fees related to these notes.  Additionally, during 2008, we used approximately $20.0 million under the revolving credit facility plus available cash balances for payment on our outstanding term loans.  We recorded a charge of approximately $0.6 million for the write-off of deferred financing fees related to these loans.

The following table summarizes the material terms of our credit facility (in thousands):

	Credit Facility
	Revolving Facility	Term Loans
Final maturity date	11/4/2011	11/4/2011
Unused balance at December 31, 2008	90,000	-
Average rates for the year ended December 31, 2008:
Adjusted LIBOR	1.28%	1.47%
Applicable margin	1.25%	1.25%
Interest rate	2.53%	2.72%

The credit facility contains covenants that, among other things, restrict the ability of our subsidiaries to dispose of assets; incur additional indebtedness; incur guarantee obligations; prepay other indebtedness or amend other debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; make acquisitions; engage in mergers or consolidations; change the business conducted by us; make capital expenditures; or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We are required, under the terms of the credit facility, to comply with specified financial covenant ratios, including maximum leverage ratios and a minimum interest coverage ratio.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

At December 31, 2008, we were in compliance with all of the covenants under our credit facility.

The credit facility also contains provisions that prohibit any modification of the indentures governing our senior subordinated notes in any manner adverse to the lenders and that limits our ability to refinance or otherwise prepay our senior subordinated notes without the consent of such lenders.

6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B

	6½% Senior Subordinated Notes	6½% Senior Subordinated Notes - Class B
Final maturity date	5/15/2013	5/15/2013
Annual interest rate	6.5%	6.5%
Payable semi-annually in arrears	May 15th	May 15th
	November 15th	November 15th

The 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B are unsecured and are subordinated in right of payment to all senior indebtedness, including our credit facility.

The indentures governing the 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also have change of control provisions which may require our Company to purchase all or a portion of each of the 6½% Senior Subordinated Notes and the 6½% Senior Subordinated Notes — Class B at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest. The 6½% Senior Subordinated Notes and the 6½% Senior Subordinated Notes – Class B have certain limitations and financial penalties for early redemption of the notes.

During the fourth quarter of 2008, we purchased a notional amount of $19.4 million and $6.7 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively, using available balances under our revolving credit facility.  The total purchase price for both of these transactions was approximately $12.3 million, resulting in a gain on early extinguishment of debt of approximately $13.8 million.  Additionally, we recorded a charge of $0.5 million for the write-off of deferred financing fees related to these notes. See “Note 17 – Subsequent Events” for further details.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

Repayment of Principal

The following table summarizes future principal repayments on our debt agreements (in thousands):

	Credit Facility
	Revolving Facility	Term Loans(1)	6½% Senior Subordinated Notes	6½% Senior Subordinated Notes - Class B	Total
Final maturity date	11/4/2011	11/4/2011	5/15/2013	5/15/2013
2009	$-	$15,900	$-	$-	$15,900
2010	-	15,900	-	-	15,900
2011	135,000	46,075	-	-	181,075
2012	-	-	-	-	-
2013	-	-	355,583	183,285	538,868
Total	$135,000	$77,875	$355,583	$183,285	$751,743

(1)	The above table excludes any pay-down of our term loans with proceeds from previous asset sales that have not been reinvested within one-year after such sales.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	December 31,
	2008	2007
Carrying amount	$743,353	$832,776
Fair value	402,524	809,769

Note 8 — Stock-Based Compensation

We have several stock-based employee compensation plans, including our 1998 Option Plan, the Amended and Restated 2002 Stock Plan and the Third Amended and Restated 2002 Non-Employee Director Stock Plan (collectively, the “Option Plans”), which permit us to grant non-qualified options in our class A common stock or restricted stock units, which convert into our class A common stock upon vesting, to certain directors, officers and key employees of our Company.

The following table presents the stock-based compensation expense included in our consolidated statements of operations as follows (in thousands):

	For Year Ended December 31,
	2008	2007	2006
Employee stock purchase plans	$19	$(36)	$109
Employee stock option plans	3,111	3,834	1,278
Restricted stock unit awards	1,384	2,374	6,258
Modifications to stock option agreements	9	(313)	1,297
Share-based compensation expense before tax	4,523	5,859	8,942
Income tax benefit (@ 35% statutory rate)	(1,583)	(2,051)	(3,130)
Net stock-based compensation expense	$2,940	$3,808	$5,812

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

We recorded modifications to the stock option agreements of $9 thousand, $(0.3) million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The modifications impacted 11 employees in each of 2008, 2007 and 2006.  We expect no further charges related to these modifications.  These modifications related to the following:

•
We were required to make cash payments related to certain employee option agreements granted in 1998 when these employees exercised their options and the market price of our class A common stock was below the option exercise price. Stock-based compensation expense (income) of $9 thousand, $(0.3) million and $(0.4) million was recorded that related to this modification for the years ended December 31, 2008, 2007 and 2006, respectively. We made payments to employees that related to this provision of $0.4 million, $0.2 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006.

•
In 2006, we accelerated the vesting of all of our former Chief Executive Officer’s outstanding options and restricted stock awards as part of his severance agreement related to his retirement and recorded $1.7 million of stock-based compensation expense related to this modification for the year ended December 31, 2006.

We did not capitalize any stock-based compensation for the years ended December 31, 2008, 2007 and 2006.

We have not yet recognized compensation expense relating to our unvested employee stock options and stock awards of $7.4 million in the aggregate, which will be recognized over a weighted-average future period of approximately 1.4 to 3.2 years.

For the year ended December 31, 2008 we received $1.0 million in cash from the exercise of stock options.

Stock Option Plans

Options granted under the stock option plans generally vest over a four-year service period, using the graded vesting attribution method. Options expire ten years from the date of grant. We issue new shares of our class A common stock when options are exercised. There were 7,225,000 shares authorized for grant under the various Option Plans and 3,934,000 shares available for future grant as of December 31, 2008. Both the shares authorized and shares available exclude 1,553,000 shares under the 1998 Stock Plan, which we do not intend to re-grant and consider unavailable for future grants.

The following table provides additional information regarding our Option Plans for the year ended December 31, 2008 as follows (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price Per Share
Outstanding at the beginning of the year	4,067	$10.28
Granted during the year	130	4.20
Exercised or converted during the year	(57)	9.55
Forfeited during the year	(849)	10.22
Outstanding at the end of the year	3,291	$10.07
Exercisable or convertible at the end of the year	1,393
Total intrinsic value of options exercised	$106
Total fair value of options vested during the year	$633
Total fair value of options granted during the year	$546

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

The following table summarizes information about our Option Plans at December 31, 2008 (in thousands, except per share data):

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$3.76 to $8.72	1,232	7.8	$7.43	551	$7.81
$8.73 to $12.03	1,381	8.2	9.90	549	9.50
$12.03 to $23.60	678	7.6	15.23	293	14.85
	3,291		$10.07	1,393	$9.96

Weighted average remaining contractual life		7.9
Total intrinsic value		$-			$-

The intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing price as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options and immediately sold their shares on that date. We estimate the fair value of stock options, when new options are granted or when existing option grants are modified, using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant or modification, based on a single employee group and the graded vesting approach, using the following assumptions:

	2008	2007	2006
Expected term(1)	5 to 6 years	5 to 7 years	5 to 7 years
Expected volatility (2)	40% to 41%	26% to 32%	24% to 26%
Expected dividends	$0.00	$0.00	$0.00
Risk-free rate (3)	1.2% to 3.7%	3.3% to 5.1%	4.6% to 5.1%

(1)
The expected term was estimated using the historical and expected terms of similar broadcast companies whose information was publicly available, as our exercise history does not provide a reasonable basis to estimate expected term.

(2)
The stock volatility for each grant is measured using the weighted-average of historical daily price changes of our common stock since our initial public offering in May 2002, as well as comparison to peer companies.

(3)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

Restricted Stock Awards

We granted 437,000 shares and 312,000 shares of restricted stock awards to employees and directors for the years ended December 31, 2008 and 2006, respectively. We granted no restricted stock awards during 2007. Stock granted to directors in lieu of director fees are immediately vested. As of December 31, 2008, 749,000 shares of restricted stock were unvested.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

The following table provides additional information regarding the restricted stock awards for the year ended December 31, 2008 (in thousands, except per share data):

	Shares	Weighted Average Fair Value
Unvested at the beginning of the year	607	$11.30
Granted during the year	437	5.68
Vested during the year	(200)	11.12
Forfeited during the year	(95)	11.60
Unvested at the end of the year	749	$8.02
Total fair value of awards vested during the year	$1,336

Phantom Stock Plan

Pursuant to our 1998 Phantom Stock Plan, and as partial consideration for the acquisition of LIN Television by our Company in 1998, phantom units exercisable into shares of our class A common stock with a $0 exercise price were issued to our officers and key employees. As a non-compensatory element of the total purchase price of LIN Television, the phantom units were not subject to variable accounting and any cash paid on the exercise of the phantom units was accounted for as a reduction to additional paid-in capital.

The phantom units expired ten years from the date of issuance, were non-forfeitable, and were exercisable at a date selected by the holder within the ten-year term. As of December 31, 2008, there were no remaining shares outstanding under this plan.

The following table provides additional information regarding our 1998 Phantom Stock Plan (in thousands):

	Year Ended December 31,
	2008	2007	2006
Shares outstanding at the beginning of the year	$31	$46	$186
Shares exercised during the year	(31)	(15)	(140)
Shares outstanding, and exercisable or convertible at the end of the year	-	31	46
Total intrinsic value of shares exercised during the year	$382	$219	$1,063

Employee Stock Purchase Plan

Under the terms of our 2002 Employee Stock Purchase Plan (“ESPP”), our eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase shares of our class A common stock.  The purchase price of each share was 85% of the average of the high and low per share trading price of our class A common stock on the NYSE on the last trading day of each month during the offering period.  There were 600,000 shares authorized for grant under this plan and no remaining shares available for grant as of December 31, 2008.  During the year ended December 31, 2008, employees purchased 174,000 shares at a weighted average price of $4.41.  As the discount offered to employees was in excess of our per share public offering issuance costs, the amount of discount was included in our stock-based compensation expense.  On December 2, 2008, the ESPP terminated by its own terms when all authorized shares available under the ESPP were distributed to employees pursuant to the ESPP.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

Note 9 — Fair Value Measurement

We record certain financial assets and liabilities on a recurring basis consistent with FAS 157.  The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the three-level fair value hierarchy established by FAS 157 as of December 31, 2008 (in thousands):

	Quoted Prices in Active Markets	Significant Observable Inputs	Signficant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Deferred compensation related investments	$3,917	$-	$-	$3,917

Liabilities:
Interest rate swaps	-	6,493	-	6,493
Deferred compensation related liabilities	3,917	-	-	3,917

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

During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans  (“2006 interest rate hedge”). The interest payments under our credit facility term loans are based on LIBOR plus an applicable margin rate. To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge liability was $6.5 million at December 31, 2008. This amount will be released into earnings over the life of the 2006 interest rate hedge through periodic interest payments.  During 2008, we recorded a charge of $0.3 million for ineffectiveness related to this swap to the statement of operations.

During the second quarter of 2008, we purchased $125.0 million of our 2.50% Exchangeable Senior Subordinated Debentures, all of which were tendered to us.  These debentures had certain embedded derivative features that were required to be separately identified and recorded at fair value each period.  The fair value of these derivatives on issue of the debentures was $21.1 million and this amount was recorded as an original issue discount and accreted through interest expense from the date of issuance through May 15, 2008.  As a result of the purchase of the debentures, during the second quarter of 2008, we recorded a gain of $0.4 million to earnings for the remaining fair value of these derivatives.

During the second quarter of 2005, we entered into an interest rate swap agreement (“2005 interest rate swap”) in the notional amount of $100 million to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. This agreement was not designated as a hedging instrument. During the second quarter of 2006, we sold the 2005 interest rate swap for $2.8 million.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

The following table summarizes our derivative activity (in thousands):

	(Gain) Loss on Derivative Instruments			Comprehensive Loss, Net of Tax
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Mark-to-Market Adjustments on:
2.5% Exchangeable Senior Subordinated Debentures	$(375)	$223	$47	$-	$-	$-
2005 interest rate swap	-	-	1,584	-	-	-
2006 interest rate hedge	270	-	-	(1,622)	(1,503)	(637)
Gain on sale of:
2005 interest rate swap	-	-	(2,816)	-	-	-
	$(105)	$223	$(1,185)	$(1,622)	$(1,503)	$(637)

Note 10 – Accumulated Other Comprehensive Income and Losses

The balance of related after-tax components comprising accumulated other comprehensive loss are summarized below (in thousands):

	December 31,
	2008	2007
Pension tax liability	$(5,740)	$(5,740)
Pension net loss	(24,849)	(5,914)
Pension prior service costs	(283)	(359)
Unrealized loss on derivatives	(3,762)	(2,140)
Accumulated other comprehensive loss	$(34,634)	$(14,153)

Note 11 — Retirement Plans

401(k) Plan

We provide a defined contribution plan (“401(k) Plan”) for almost all of our employees. We may make contributions to the 401(k) Plan on behalf of employee groups that are not covered by our defined benefit retirement plan matching 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. Contributions made by us vest in 20% annual increments until the employee is 100% vested after five years. We contributed $2.8 million, $2.7 million and $2.9 million to the 401(k) Plan in the years ended December 31, 2008, 2007 and 2006, respectively. We suspended our contributions to our 401(k) Plan for 2009.

Retirement Plan

We provide a defined benefit retirement plan to our employees who do not receive matching contributions from our Company to their 401(k) Plan accounts. Our defined benefit plan is a non-contributory plan under which we may make contributions either to a) traditional plan participants based on periodic actuarial valuations, which are expensed over the expected average remaining service lives of current employees, or b) cash balance plan participants based on 5% of each participant’s eligible compensation.

We adopted FAS 158 effective December 31, 2006, which required us to record the under-funded status of our defined benefit plan as a liability. The plan assets and benefit obligations of our defined benefit plan are recorded at fair value as of December 31, 2008.

We contributed $3.0 million, $3.0 million and $1.6 million to our pension plan for years ended December 31, 2008, 2007 and 2006, respectively. We anticipate contributing approximately $0.4 million to our pension plan in 2009 although we currently have no minimum funding requirements as defined by ERISA and federal tax laws.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

Information regarding the change in the projected benefit obligation, the accumulated benefit obligation and the change in the fair value of plan assets, are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$104,185	$106,507	$102,660
Service cost	2,254	2,244	2,207
Interest cost	6,403	6,038	5,823
Actuarial (gain) loss	1,278	(6,505)	(634)
Benefits paid	(3,941)	(4,099)	(3,549)
Projected benefit obligation, end of period	$110,179	$104,185	$106,507
Accumulated benefit obligation	$104,988	$98,847	$100,532

Change in plan assets
Fair value of plan assets, beginning of period	$86,080	$79,190	$72,481
Actual (loss) return on plan assets	(23,669)	7,828	8,645
Employer contributions	3,012	3,161	1,612
Benefits paid	(3,941)	(4,099)	(3,548)
Fair value of plan assets, end of period	$61,482	$86,080	$79,190

Unfunded status of the plan	$(48,697)	$(18,105)	$(27,317)
Total amount recognized as accrued benefit liability	$(48,697)	$(18,105)	$(27,317)

The following table includes the pension-related accounts recognized on the balance sheets and the components of accumulated other comprehensive loss related to the net periodic pension benefit costs as follows (in thousands):

	December 31,
	2008	2007

Other accrued expenses (current)	$(415)	$(61)
Other liabilities (long-term)	(48,282)	(18,044)
Total amount recognized as accrued pension benefit liability	(48,697)	(18,105)
Accumulated other comprehensive loss:
Net (gain) loss, net of tax benefit of $16,431 and $3,836 for the years ended December 31, 2008 and 2007, respectively	24,849	5,914
Prior service costs, net of tax benefit of $184 and $233 for the years ended December 31, 2008 and 2007, respectively	283	359
Net loss for discontinued operations	-	-
Pension tax liability	5,740	5,740
Accumulated other comprehensive loss related to net periodic pension benefit cost	$30,872	$12,013

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

The total net loss of $24.8 million, which is net of tax, relates to deferred actuarial losses from changes in discount rates, differences between actual and assumed asset returns and differences between actual and assumed demographic experience (rates of compensation increases, rates of turnover, retirement rates and mortality rates). The prior service costs of $0.3 million, which are net of tax, will be amortized and included in future pension expense over the average employee service period of approximately ten years. During 2009, we expect to amortize net losses of $0.8 million and prior service costs of $0.1 million, which are included in the accumulated other comprehensive loss, net of tax, at December 31, 2008. Components of net periodic pension benefit cost were (in thousands):

	Year Ended December 31,
	2008	2007	2006
Service cost	$2,254	$2,244	$2,207
Interest cost	6,403	6,038	5,824
Expected return on plan assets	(6,823)	(6,220)	(6,193)
Amortization of prior service cost	123	123	123
Amortization of net loss	243	1,182	1,461
Net periodic benefit cost	$2,200	$3,367	$3,422

Our expected future pension benefit payments for the next 10 years are as follows (in thousands):

For Years Ended December 31,
2009	$5,025
2010	5,217
2011	5,056
2012	5,137
2013	5,264
2014 through 2018	30,907

Weighted-average assumptions used to estimate our pension benefit obligations and to determine our net periodic pension benefit cost, and the actual long-term rate-of-return on plan assets are as follows:

	Year Ended December 31,
	2008	2007	2006
Discount rate used to estimate our pension benefit obligations	6.00%	6.25%	5.75%
Discount rate used to determine net periodic pension benefit costs	6.25%	5.75%	5.50%
Rate of compensation increase	4.50%	4.50%	4.50%
Expected long-term rate-of-return plan assets	8.25%	8.25%	8.25%
Actual long-term rate-of-return on plan assets	(27.6)%	9.90%	11.50%

We used the Citigroup Pension Discount Curve to select our discount rate, which we believe reflects the weighted rate of a theoretical high quality bond portfolio consistent with the duration of our pension liability.

We considered the current levels of expected returns on a risk-free investment, the historical levels of risk premium associated with each of our pension asset classes, the expected future returns for each of our pension asset classes and then weighted each asset class based on our pension plan asset allocation to derive an expected long-term return on pension plan assets.  During the year ended December 31, 2008, our actual long-term rate of return on plan assets was (27.6)%.  This significant loss is a result of the impact of the economic downturn and disruption in the capital and credit markets.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

Our pension expense is expected to be approximately $1.1 million for 2009. The decrease in expense is primarily due to the suspension of our contributions to the plan during 2009. For every 2.5% change in the actual return compared to the expected long-term return on pension plan assets, our 2009 pension expense will change by approximately $0.1 million. For every 0.25% change in the actual discount rate compared to the discount rate assumption for 2009, our 2009 pension expense will change by approximately $0.3 million.

Our investment objective is to achieve a consistent total rate-of-return that will equal or exceed our actuarial assumptions and to equal or exceed the benchmarks that we use for each of our pension plan asset classes including the S&P 500 Index, S&P Mid-cap Index, Russell 2000 Index, MSCI EAFE Index and the Lehman Brothers Aggregate Bond Index. The following asset allocation is designed to create a diversified portfolio of pension plan assets that is consistent with our target asset allocation and risk policy:

		Percentage of Plan Assets at December 31,
Asset Category	Target Allocation 2008	2008	2007
Equity securities	60-70%	57%	70%
Debt securities	30-40%	43%	30%
	100%	100%	100%

Note 12 — Restructuring

During the fourth quarter of 2008, we effected a restructuring that included a workforce reduction and the cancellation of certain syndicated television program contracts.  The total charge for the plan was $12.9 million, including $4.3 million for a workforce reduction of 144 employees and $8.6 million for the cancellation of the contracts.  We made cash payments of $3.6 million during the fourth quarter of 2008 related to these restructuring activities.  As of December 31, 2008, we had $9.4 million in accrued expenses and accounts payable in the consolidated balance sheet for this restructuring and expect to make cash payments of $8.0 million during the first quarter of 2009, $1.0 million during the remainder of 2009 and the remaining $0.4 million during 2010 and thereafter.

During the fourth quarter of 2006, we initiated a plan to centralize accounting for all of our 29 owned and/or operated stations and to eliminate or reduce other identified costs. The plan included a workforce reduction of 81 employees, primarily from our station business offices. We recorded a restructuring charge of $4.7 million for the year ended December 31, 2006.

During the year ended December 31, 2007, we expensed an additional $0.3 million for temporary labor costs incurred as we transitioned from a decentralized to a centralized accounting operation, we reduced our anticipated severance costs by $0.4 million for employees that remained with us in new positions and we paid approximately $4.3 million of severance and contractual costs related to this restructuring charge.

The activity for these restructuring charges are as follows (in thousands):

		Year Ended December 31, 2007			Year Ended December 31, 2008
	Balance as of December 31, 2006	Benefit	Payments	Balance as of December 31, 2007	Charges	Payments	Balance as of December 31, 2008
Severance and related	$3,982	$(74)	$4,056	$-	$4,322	$829	$3,493
Contractual and other	269	-	212	57	8,580	2,769	5,868
Total	$4,251	$(74)	$4,268	$57	$12,902	$3,598	$9,361

Note 13 — Related Party Transactions

Centennial Cable of Puerto Rico.  Centennial Cable of Puerto Rico, in which HMC had a substantial economic interest, provided our Puerto Rico operations with a barter agreement for advertising and promotional services which are reflected in our consolidated financial statements as discontinued operations for the year ended December 31, 2007.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

Note 14 — Commitments and Contingencies

Commitments

We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2017. In addition, we have entered into commitments for future syndicated entertainment and sports programming. Future payments for these non-cancelable operating leases and agreements, and future payments associated with syndicated television programs at December 31, 2008 are as follows (in thousands):

Year	Operating Leases and Agreements	Syndicated Television Programming	Total
2009	17,021	30,339	$47,360
2010	2,809	22,346	25,155
2011	1,684	17,268	18,952
2012	1,555	10,616	12,171
2013	617	3,825	4,442
Thereafter	853	-	853
Total obligations	24,539	84,394	108,933
Less recorded contracts	-	15,445	15,445
Future contracts	$24,539	$68,949	$93,488

Rent expense, resulting from operating leases, was $2.2 million in each of the years ended December 31, 2008, 2007 and 2006, respectively.

Contingencies

GECC Note

GECC provided debt financing for the joint venture between NBC Universal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter.  The GECC Note is an obligation of the joint venture. We have a 20% equity interest in the joint venture and NBC Universal has the remaining 80% equity interest, in which we and NBC Universal each have a 50% voting interest.  NBC Universal operates the two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement.  NBC Universal and GECC are both majority-owned subsidiaries of General Electric Co.  LIN TV has guaranteed the payment of principal and interest on the GECC Note.

Current general economic pressures have negatively affected the operating results of the television stations in the joint venture, resulting in a decline in cash flows.  The joint venture distributed cash to NBC Universal and us in the amount of $13 million, $12 million and $24 million for the years ended December 31, 2008, 2007 and 2006, respectively. The cash distributions for 2008 included nonrecurring cash proceeds of $12.6 million from the sale of broadcast towers.  The joint venture’s cash balances as of December 31, 2008 were $15.1 million.

NBC Universal and we have agreed that the joint venture will not distribute any cash to either NBC Universal or us in 2009 and will use a portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note in 2009.  We have agreed to waive the requirement of the joint venture to maintain debt service reserve cash balances of at least $15 million. If the current decline in advertising expenditures continues, we believe the joint venture may not generate sufficient cash flows from operations or from available cash balances to cover all of the interest payments on the GECC Note in 2009.  The annual interest expense on the GECC Note is $66.1 million.  We estimate that the cash available to the joint venture will be in the range of $1 million to $5 million less than the amount needed to pay interest on the GECC Note during the fourth quarter of 2009.  The actual cash shortfall could be greater than our current estimate. NBC Universal and we have agreed that if the joint venture does not have sufficient cash to cover 2009 interest payments on the GECC Note, we and NBC Universal will provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.  If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our credit facility. In addition, if the joint venture experiences further cash shortfalls beyond 2009, we may decide to fund such cash shortfalls, or to cover such shortfalls through further loans or equity contributions to the joint venture.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

The GECC Note is not an obligation of LIN TV or LIN Television or any of its subsidiaries. GECC’s only recourse, upon an event of default under the GECC Note, is to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the GECC Note.  An event of default under the GECC Note will occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due and payable, or to pay the principal amount on the maturity date.  If the joint venture fails to pay interest on the GECC Note, and neither NBC Universal nor we make a shortfall loan to cover the interest payment within 90 days of the date due and payable, an event of default would occur and GECC could accelerate the maturity of the entire amount due under the GECC Note.  Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBC Universal and us.

Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined (the “Guarantee Amount”) upon occurrence of the following events: a) there is an event of default; b) neither NBC Universal or us remedy the default; and c) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note.  Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between i) the total amount at which the joint venture’s assets were sold and ii) the principal amount and any unpaid interest due under the GECC Note.  As of December 31, 2008, we estimated that the fair value of the television stations in the joint venture to be approximately $300 million less than the outstanding balance of the GECC Note of $815.5 million.

We believe that it is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note during 2009, although there can be no assurances that such an event of default will not occur.  There are no financial or similar covenants in the GECC Note and, since both NBC Universal and we have agreed to fund interest payments if the joint venture is unable to do so in 2009, NBC Universal and we are able to control the occurrence of a default under the GECC Note.

However, if an event of default under the GECC Note occurs, LIN TV, which conducts all of its operations through its subsidiaries, could experience material adverse consequences, including:

•
GECC, after exhausting all remedies against the joint venture, could enforce its rights under the guarantee, which could cause LIN TV to determine that LIN Television should seek to sell material assets owned by it in order to satisfy LIN TV’s obligations under the guarantee;

•
GECC’s intiation of proceedings against LIN TV under the guarantee, if they result in material adverse consequences to LIN Television, would cause an acceleration of LIN Television’s credit facility and other outstanding indebtedness; and

•
if the GECC Note is prepaid because of an acceleration on default or otherwise, we would incur a substantial tax liability of approximately $271.3 million related to our deferred gain associated with the formation of the joint venture.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

Litigation

We are currently and from time-to-time involved in litigation incidental to the conduct of our business. In the opinion of our management, such litigation as of December 31, 2008 is not likely to have a material adverse effect on our financial position, results of operations or cash flows.

In November 2007, we assigned our option to acquire the outstanding shares of the entity holding the FCC license of KNVA-TV to a third party, Vaughan Media, LLC (“Vaughan Media”), as permitted by the terms of the option. We program KNVA-TV pursuant to a local marketing agreement with the entity holding KNVA-TV’s FCC license. Also, in November 2007, Vaughan Media exercised the option to acquire the shares of the licensee. In response, on December 10, 2007, the licensee, 54 Broadcasting, Inc., filed a complaint against us and Vaughan Media in the 53rd Judicial District Court of Travis County, Austin, Texas alleging that our assignment and the subsequent option exercise were not valid. The action was subsequently removed to the United States District Court, Western District of Texas, Austin Division.  On March 2, 2009, prior to the conclusion of the trial in this case, the parties reached a settlement and the case was dismissed with prejudice.  We agreed to make an additional option payment of $6 million to  54 Broadcasting, Inc. on the closing of the transfer of the shares of 54 Broadcasting, Inc. to Vaughan Media following FCC approval of the transaction.  We expect to assign the option to Vaughan Media, who will acquire control of 54 Broadcasting, Inc. at the closing. We expect this transaction to close in 2009.

Note 15 — Income Taxes

The (loss) income before income taxes was solely from domestic operations.  The (benefit from) provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$-	$792	$(1,199)
State	429	512	585
	429	1,304	(614)

Deferred:
Federal	(188,386)	15,098	(63,954)
State	(34,208)	1,810	(7,825)
	(222,594)	16,908	(71,779)
	$(222,165)	$18,212	$(72,393)

The following table reconciles the amount that would be calculated by applying the 35% federal statutory rate to (loss) income before income taxes to the actual (benefit from) provision for income taxes (in thousands):

	Year Ended December 31,
	2008	2007	2006

(Benefit) provision assuming federal statutory rate	$(368,394)	$16,357	$(99,103)
State taxes, net of federal tax benefit	(28,728)	1,926	(8,789)
Change in valuation allowance	39,036	(418)	4,084
Executive compensation	-	-	54
Impairment of goodwill	135,591	-	30,539
Other	330	347	822
	$(222,165)	$18,212	$(72,393)

Effective income tax rate on continuing operations	21.1%	39.0%	25.6%

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

The components of the net deferred tax liability are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax liabilities:
Deferred gain related to equity investment in NBC joint venture	$271,279	$259,172
Equity investments	-	3,564
Intangible assets	-	193,815
Property and equipment	14,781	16,872
Minority interest	677	376
Other	5,828	21,876
	292,565	495,675

Deferred tax assets:
Net operating loss carryforwards	(100,361)	(96,602)
Equity investments	(18,165)	-
Intangible assets	(30,609)	-
Other	(54,052)	(37,813)
Valuation allowance	52,324	13,288
	(150,863)	(121,127)
Net deferred tax liabilities	$141,702	$374,548

We maintain a valuation allowance related to our deferred tax asset position when management believes it is more likely than not that the net deferred tax assets will not be realized in the future.  Our valuation allowance was $52.3 million as of December 31, 2008, which represents an increase of $39.0 million for the year ended December 31, 2008.  Components of our valuation allowance were:

•	federal net operating loss carryforwards of $32.2 million;

•	state net operating loss carryforwards of $8.0 million;

•	state deferred tax assets of $1.2 million recorded in connection with the acquisitions of stations in 2005 and 2006; and

•	state deferred tax assets of $10.9 million related to the impairment of the broadcast licenses and goodwill.

At December 31, 2008, we had federal net operating loss carryforwards of approximately $263.9 million that begin to expire in 2021.

We recorded no amounts related to uncertain tax positions for the years ended December 31, 2008 and 2007.  We file a consolidated federal income tax return and we file numerous other consolidated and separate income tax returns in U.S. state jurisdictions and Puerto Rico.  Tax years 2004-2007 remain open to examination by major taxing jurisdictions.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

Note 16 – Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2008	2007

Accrued acquisition costs (See Note 2 "Acquisitions")	$3,605	$5,216
Accrued barter, net	4,831	1,327
Accrued compensation	6,614	6,754
Accrued contract costs	7,108	6,934
Accrued interest	4,535	5,018
Accrued purchase option (See Note 19 "Supplemental Disclosure of Cash Flow Information")	7,688	-
Accrued restructuring (See Note 12 "Restructuring")	9,361	57
Other accrued expenses	12,959	6,973
	$56,701	$32,279

Note 17 – Subsequent Events

We entered into a 10b5-1 plan during December 2008 to purchase a portion of our 6 ½% Senior Subordinated Notes and 6 ½% Senior Subordinated Notes – Class B notes. In December 2008, we purchased a notional amount of $26.1 million of such notes for an aggregate purchase price of $12.3 million, and through March 13, 2009, including the amounts purchased during 2008, we have purchased a total notional amount of $147.8 million of such notes for an aggregate purchase price of approximately $80.7 million.

On January 8, 2009, we received written notice from the NYSE stating that we were not in compliance with certain continued listing criteria. We are considered below the applicable standards because the average market capitalization of our class A common stock over a consecutive 30 trading-day period was less than $75 million. As permitted by Section 802.02 of the NYSE Listed Company Manual, within 45 days from our receipt of the NYSE’s written notice, we submitted to the NYSE a plan advising the NYSE of the actions we intend to take to bring us into compliance with the NYSE’s market capitalization standard within 18 months of the receipt of notice.  Under the NYSE’s listing standards, the NYSE has 45 days to evaluate the Plan. If the NYSE does not accept the Plan, it may commence suspension and delisting procedures.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

In June 2008, Banks Broadcasting signed a purchase agreement to sell KNIN-TV, a CW affiliate in Boise, for $8.0 million to Journal Broadcasting as previously described in Note 3 "Discontinued Operations".  The FCC approved the transfer of the FCC license for this station to Journal Broadcasting in January 2009.  Although the sale was scheduled to close on March 11, 2009, Journal Broadcasting declined to close and has asserted that a condition to its obligation to close has not been satisfied.  Banks Broadcasting believes that all conditions to closing have been fully satisfied and that Journal Broadcasting has breached its obligation to complete the transaction.  Banks Broadcasting intends to pursue all rights and remedies available to it to complete the transaction in accordance with the terms of the agreement.

On February 16, 2009, Congress approved a proposal to postpone the upcoming transition from analog to digital television broadcasting by four months to June 12, 2009.  The delay in the conversion will cost us approximately $0.8 million to continue to operate certain of our stations in analog format. As of December 31, 2008, we have successfully established digital transmission facilities for all of our full-power stations.

On March 2, 2009, prior to the conclusion of the trial related to the complaint filed against us by 54 Broadcasting, Inc. as more fully described in Note 14 – Commitments and Contingencies, the parties reached a settlement and the case was dismissed with prejudice.  We agreed to make an additional option payment of $6 million to 54 Broadcasting, Inc. on the closing of the transfer of the shares of 54 Broadcasting, Inc. to Vaughan Media following FCC approval of the transaction as described in Note 19 "Supplemental Disclosure of Cash Flow Information".  We expect to assign the option to Vaughan Media, who will acquire control of 54 Broadcasting, Inc. at the closing. We expect this transaction to close in 2009.

Note 18 -Unaudited Quarterly Data

	Quarter Ended
	March 31, 2008		June 30, 2008		September 30, 2008		December 31, 2008

Net revenues	$93,064		$103,703		$98,804		$104,243
Operating income (loss)	15,574		(269,938	) (1)	24,541		(722,598	) (2)
Income (loss) from continuing operations	875		(215,759)		10,217		(625,720)
Income (loss) from discontinued operations	588	(3)	(208	) (3)	(196	)(3)	(161	) (3)
Net income (loss)	$1,463		$(215,967)		$10,021		$(625,881)

Basic income per common share:
Income (loss) from continuing operations	$0.02		$(4.26)		$0.20		$(12.24)
Income from discontinued operations	0.01		-		-		-
Net income (loss)	$0.03		$(4.26)		$0.20		$(12.24)

Diluted income per common share:
Income (loss) from continuing operations	$0.02		$(4.26)		$0.20		$(12.24)
Income from discontinued operations	0.01		-		-		-
Net income (loss)	$0.03		$(4.26)		$0.20		$(12.24)

Weighted - average number of common shares outstanding used in calculating income (loss) per common share:
Basic	50,597		50,664		50,620		51,106
Diluted	51,613		50,664		50,620		51,106

(1)
Includes an impairment charge of $297.0 million, including $185.7 million impairment to the carrying value of our broadcast licenses and $111.3 million impairment to the carrying values of our goodwill.

(2)
Includes an impariment charge of $732.2 million, including $413.9 million impairment to the carrying value of our broadcast licenses, $309.6 million impairment to the carrying values of our goodwill and $8.7 million for the write-off of certain broadcast assets that have become obsolete as a result of the DTV transition.

(3)	Includes the result of operations of Banks Broadcasting.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007		December 31, 2007

Net revenues	$91,804	$101,753	$93,740		$108,613
Operating income (loss)	15,557	22,580	17,658		54,562	(1)
Income (loss) from continuing operations	(1,585)	4,098	2,558		23,472
Income (loss) from discontinued operations	22,317	(584)	(825	) (2)	4,231
Net income (loss)	$20,732	$3,514	$1,733		$27,703

Basic income per common share:
Income (loss) from continuing operations	$(0.03)	$0.08	$0.05		$0.47
Income (loss) from discontinued operations	0.45	(0.01)	(0.02)		0.08
Net income (loss)	$0.42	$0.07	$0.03		$0.55

Diluted income per common share:
Income (loss) from continuing operations	$(0.03)	$0.08	$0.05		$0.45
Income (loss) from discontinued operations	0.45	(0.01)	(0.02)		0.08
Net income (loss)	$0.42	$0.07	$0.03		$0.53

Weighted - average number of common shares
outstanding used in calculating income (loss)
per common share:
Basic	50,255	50,482	50,507		50,529
Diluted	50,255	52,515	52,082		55,097

(1)
During the fourth quarter of 2007, we sold our 700 MHz licenses to Aloha Partners, L.P. for $32.5 million in cash.  The gain of approximately $25.8 million was included in our income from continuing operations.

(2)
We discovered during our 2007 year-end review process that a $3.1 million deferred tax liability, relating to an asset that had been fully-impaired for the six months ended June 30, 2006, had not been removed from our deferred tax liabilities as of June 30, 2006 nor was the benefit realized in our earning for the six months ended June 30, 2006.  The original asset to which the deferred tax liability related was a fair value adjustment of $7.7 million initially recorded at March 31, 2004, when we consolidated the broadcast licenses of Banks Broadcasting under the rules of FIN 46R.  We concluded that the effect of this $3.1 million adjustment was not material to the current year, or to the prior year.  Accordingly, the prior year financial statements have not been revised.  Instead, this adjustment of $3.1 million was recorded to the income (loss) from discontinued operations for the year ending December 31, 2007, since we reflected the operations of Banks Broadcasting as discontinued operations effective with the filing of our Form 10-Q for the period ending September 30, 2007.

LIN TV Corp.
Notes to Consolidated Financial Statements – (Continued)

Note 19 — Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2008	2007	2006
Supplemental cash flow information:
Cash paid for interest expense - continuing operations	$48,777	$55,644	$61,799

Cash paid for (refunded from) income taxes- continuing operations	1,152	862	262
Cash paid for income taxes- discontinued operations	(6)	621	5,337
Cash paid for income taxes	$1,146	$1,483	$5,599

Non-cash investing activities:
On March 2, 2009, we agreed to make an additional option payment of $6.0 million to 54 Broadcasting, Inc. upon transfer of the shares of 54 Broadcasting, Inc. to Vaughan Media.  In conjunction with this acquisition including legal fees, liabilities were assumed as follows:

Fair value of broadcast license acquired	$8,661
Cash paid	973
Liabilities assumed	$7,688

On July 26, 2006, we entered into an asset purchase agreement to acquire the broadcast license, operating assets and liabilities of KASA-TV for $55.0 million.  In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of broadcast license and operating assets acquired		$62,046
Cash paid (1)		(55,000)
Liabilities assumed		$7,046

On July 7, 2006, we acquired the broadcast license, operating assets and liabilities of WBPG-TV for $3.0 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of broadcast license and operating assets acquired		$3,004
Cash paid		(3,004)
Liabilities assumed		$-

(1)	We paid $2.7 million of the purchase price on July 26, 2006 and the balance of $52.3 million on February 22, 2007.

Note 20 – Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Operations	Deductions	Balance at End of Period
Allowance for doubtful accounts as of December 31, (in thousands):
2008	$1,640	$2,458	$1,337	$2,761
2007	1,208	1,709	1,277	1,640
2006	$1,148	$1,026	$966	$1,208
Valuation allowance on state and federal deferred tax assets as of December 31, (in thousands):
2008	$13,288	$39,036	$-	$52,324
2007	13,706	(418)	-	13,288
2006	$9,621	$4,085	$-	$13,706

LIN Television Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LIN Television Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LIN Television Corporation and its subsidiaries (collectively, the “Company”) at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for its defined benefit pension plan in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 16, 2009

LIN Television Corporation
Consolidated Balance Sheets
	December 31,
	2008	2007
	(in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$20,106	$40,031
Accounts receivable, less allowance for doubtful accounts (2008 - $2,761; 2007 - $1,640)	68,277	87,301
Program rights	3,311	4,360
Assets held for sale	430	289
Other current assets	5,045	4,857
Total current assets	97,169	136,838
Property and equipment, net	180,679	191,250
Deferred financing costs	8,511	14,406
Equity investments	128	55,480
Program rights	3,422	6,776
Goodwill	117,159	535,418
Broadcast licenses and other intangible assets, net	430,142	1,021,290
Assets held for sale	8,872	9,180
Other assets	6,512	11,330
Total assets	$852,594	$1,981,968

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$15,900	$24,300
Accounts payable	7,988	11,415
Accrued expenses	56,701	32,279
Program obligations	10,109	11,944
Liabilities held for sale	429	549
Total current liabilities	91,127	80,487
Long-term debt, excluding current portion	727,453	808,476
Deferred income taxes, net	141,702	374,548
Program obligations	5,336	11,551
Liabilities held for sale	343	198
Other liabilities	68,883	41,564
Total liabilities	1,034,844	1,316,824

Commitments and Contingenices (Note 14)

Preferred stock of Banks Broadcasting, Inc., $0.01 par value, 173,822 shares
issued and outstanding at December 31, 2008 and 2007, respectively	7,031	9,046
Stockholder's equity:
Common stock, $0.00 par value, 1,000 share outstanding	-	-
Investment in parent company's stock, at cost	(18,005)	(18,005)
Additional paid-in capital	1,102,448	1,096,982
Accumulated deficit	(1,239,090)	(408,726)
Accumulated other comprehensive loss	(34,634)	(14,153)
Total stockholder's (deficit) equity	(189,281)	656,098
Total liabilities, preferred stock and stockholder's equity	$852,594	$1,981,968

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net revenues	$399,814	$395,910	$420,468

Operating costs and expenses:
Direct operating	118,483	116,611	115,398
Selling, general and administrative	115,287	114,741	118,951
Amortization of program rights	23,946	24,646	24,890
Corporate	20,340	21,706	31,589
Depreciation	29,713	30,847	32,433
Amortization of intangible assets	264	2,049	4,737
Impairment of goodwill, broadcast licenses and broadcast equipment	1,029,238	-	318,071
Restructuring charge (benefit)	12,902	(74)	4,746
Loss (gain) from asset dispositions	2,062	(24,973)	5,452
Operating (loss) income	(952,421)	110,357	(235,799)

Other expense (income):
Interest expense, net	54,635	64,249	70,479
Share of loss (income) in equity investments	52,703	(2,091)	(3,708)
(Gain) loss on derivative instruments	(105)	223	(1,185)
(Gain) loss on extinguishment of debt	(8,822)	855	-
Other, net	1,720	366	(637)
Total other expense, net	100,131	63,602	64,949

(Loss) income from continuing operations before (benefit from) provision for income taxes	(1,052,552)	46,755	(300,748)
(Benefit from) provision for income taxes	(222,165)	18,212	(72,393)

(Loss) income from continuing operations	(830,387)	28,543	(228,355)
Discontinued operations:
Income (loss) from discontinued operations, net of provision for (benefit from) income taxes of $296, $(3,308) and $(1,955) for the year ended December 31, 2008, 2007 and 2006, respectively	23	2,973	(6,145)
Gain from the sale of discontinued operations, net of provision for income taxes of $2,619 for the year ended December 31, 2007	-	22,166	-
Net (loss) income	$(830,364)	$53,682	$(234,500)

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) Income
(in thousands, except per share data)
			Investment in Parent Company's Common Stock, at cost	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Comprehensive (Loss) Income
	Common Stock
	Shares	Amount
Balance at December 31, 2005	1,000	$-	$(4,777)	$1,077,225	$(227,908)	$(15,668)	$828,872
Amortization of prior service cost, net of tax benefit of $282	-	-	-	-	-	(435)	(435)	(435)
Amortization of net loss, net of tax provision of $1,154	-	-	-	-	-	1,775	1,775	1,775
Adjustment to initially apply SFAS 158, net of tax benefit of $2,207	-	-	-	-	-	(3,822)	(3,822)	-
Unrealized loss on cash flow hedges, net of tax benefit of $415	-	-	-	-	-	(637)	(637)	(637)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	-	-	-	944	-	-	944	-
Tax benefit from stock exercises	-	-	-	384	-	-	384	-
Stock-based compensation	-	-	-	9,368	-	-	9,368	-
Investment in parent company's common stock	-	-	(13,228)	-	-	-	(13,228)	-
Net loss	-	-	-	-	(234,500)	-	(234,500)	(234,500)
Comprehensive income - 2006								$(233,797)
Balance at December 31, 2006	1,000	$-	$(18,005)	$1,087,921	$(462,408)	$(18,787)	$588,721
Amortization of prior service cost, net of tax provision of $49	-	-		-	-	76	76	76
Amortization of net loss, net of tax provision of $3,665	-	-		-	-	5,642	5,642	5,642
Unrealized loss on cash flow hedges, net of tax benefit of $970	-	-		-	-	(1,503)	(1,503)	(1,503)
Recognition of accumulated benefit obligation for discontinued operations						419	419	419
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	-	-		2,064	-	-	2,064	-
Tax benefit from stock exercises	-	-		778	-	-	778	-
Stock-based compensation, continuing operations	-	-		6,171	-	-	6,171	-
Restricted shares cancelled	-	-		-	-	-		-
Stock-based compensation, discontinued operations	-	-		48	-	-	48	-
Net income	-	-		-	53,682	-	53,682	53,682
Comprehensive income - 2007								$58,316
Balance at December 31, 2007	1,000	$-	$(18,005)	$1,096,982	$(408,726)	$(14,153)	656,098
Amortization of prior service cost, net of tax provision of $49	-	-	-	-	-	76	76	76
Amortization of net loss, net of tax benefit of $12,595	-	-	-	-	-	(18,935)	(18,935)	(18,935)
Unrealized loss on cash flow hedges, net of tax benefit of $1,076	-	-	-	-	-	(1,622)	(1,622)	(1,622)
Exercises of stock options and phantom stock units and employee stock purchase plan issuances	-	-	-	1,303	-	-	1,303	-
Tax provision from stock exercises	-	-	-	(361)	-	-	(361)	-
Stock-based compensation, continuing operations	-	-	-	4,514	-	-	4,514	-
Restricted shares cancelled	-	-	-	-	-	-		-
Stock-based compensation, discontinued operations	-	-	-	10	-	-	10	-
Distribution from FIN46R consolidated entity	-	-		-	-	-		-
Net loss	-	-	-	-	(830,364)	-	(830,364)	(830,364)
Comprehensive loss - 2008								$(850,845)
Balance at December 31, 2008	1,000	$-	$(18,005)	$1,102,448	$(1,239,090)	$(34,634)	$(189,281)

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(830,364)	$53,682	$(234,500)
Loss (income) from discontinued operations	(23)	(2,973)	6,145
Gain from sale of discontinued operations	-	(22,166)	-
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	29,713	30,847	32,433
Amortization of intangible assets	264	2,049	4,737
Impairment of goodwill, broadcast licenses and broadcast equipment	1,029,238	-	318,071
Amortization of financing costs and note discounts	5,860	8,608	8,664
Amortization of program rights	23,946	24,646	24,890
Program payments	(26,854)	(27,604)	(25,784)
(Gain) loss on extinguishment of debt	(8,822)	855	-
(Gain) loss on derivative instruments	(105)	223	(1,185)
Share of loss (income) in equity investments, including impairment of equity investment	52,703	(2,091)	(3,708)
Deferred income taxes, net	(235,856)	18,875	(74,864)
Stock-based compensation	4,523	5,859	8,942
(Gain) loss from asset dispositions	2,062	(24,973)	5,452
Other, net	(2,636)	1,282	(2,669)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	21,304	1,927	(13,693)
Other assets	4,405	1,842	298
Accounts payable	(3,427)	3,327	1,701
Accrued interest expense	(483)	(126)	(1,409)
Other accrued expenses	19,587	(18,582)	21,012
Net cash provided by operating activities, continuing operations	85,035	55,507	74,533
Net cash (used in) provided by operating activities, discontinued operations	(1,239)	(12,791)	5,064
Net cash provided by operating activities	83,796	42,716	79,597

INVESTING ACTIVITIES:
Capital expenditures	(28,537)	(25,290)	(22,294)
Distributions from equity investments	2,649	3,113	4,890
Payments for business combinations	-	(52,250)	(5,754)
Acquisition of broadcast licenses	-	-	431
Proceeds from sale of 700 MHz licenses and other operating assets	-	39,250	-
Other investments, net	2,167	(620)	(1,624)
Net cash used in investing activities, continuing operations	(23,721)	(35,797)	(24,351)
Net cash (used in) provided by investing activities, discontinued operations	(734)	138,844	(644)
Net cash (used in) provided by investing activities	(24,455)	103,047	(24,995)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee stock options and phantom stock units and employee stock purchase plan issuances	1,301	2,064	944
Proceeds from borrowings on long-term debt	165,000	60,000	-
Principal payments on long-term debt	(244,335)	(180,125)	(41,000)
Payment of long-term debt financing costs	(1,232)	-	(124)
Investment in parent company's common stock, at cost	-	-	(13,228)
Net cash used in financing activities, continuing operations	(79,266)	(118,061)	(53,408)
Net cash used in financing activities	(79,266)	(118,061)	(53,408)

Net (decrease) increase in cash and cash equivalents	(19,925)	27,702	1,194
Cash and cash equivalents at the beginning of the period	40,031	12,329	11,135
Cash and cash equivalents at the end of the period	$20,106	$40,031	$12,329
Less cash and cash equivalents from discontinued operations, end of the period	-	-	6,244
Cash and cash equivalents from continuing operations, end of the period	$20,106	$40,031	$6,085

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

LIN Television Corporation (“LIN Television”), together with its subsidiaries, is a television station group operator in the United States. LIN Television and its subsidiaries are affiliates of HM Capital Partners LLC (“HMC”). In these notes, the terms “Company,” “LIN Television,” “we,” “us” or “our” mean LIN Television Corporation and all subsidiaries included in our consolidated financial statements. LIN Television is the wholly-owned subsidiary of LIN TV Corp ("LIN TV").

All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee all debt on a joint-and-several basis.

Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. Our consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations and the operations of Banks Broadcasting, Inc. (“Banks Broadcasting”) as discontinued under the provisions of Statement of Financial Accounting Standards (“FAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”) for all periods presented. The assets and liabilities of Banks Broadcasting are shown as discontinued effective September 30, 2007. (see Note 3 — “Discontinued Operations” for further discussion of our discontinued operations.)

Our consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico operations and the operations of Banks Broadcasting, Inc. (“Banks Broadcasting”) as discontinued under the provisions of Statement of Financial Accounting Standards (“FAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”) for all periods presented. The assets and liabilities of Banks Broadcasting are shown as discontinued effective September 30, 2007 and our Puerto Rico operations were sold in 2007 (See Note 3 — “Discontinued Operations” for further discussion of our discontinued operations). Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation as described above.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Our significant accounting policies are described below. The following are accounting terms that we use throughout this section to assist in an understanding of our financial statements and accounting policies: Financial Accounting Standards Board (“FASB”), Financial Accounting Standard (“FAS”), Accounting Principles Board (“APB”), Emerging Issues Task Force (“EITF”), Financial Interpretation Number (“FIN”), Accounting Research Bulletin ("ARB") and FASB Staff Position (“FSP”).

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We have experienced significant operating losses since our inception and we have a stockholders’ deficit as of December 31, 2008.  The current economic downturn and credit crisis has had a significant impact on the demand for advertising within the markets in which our stations operate. Based on our projections for 2009, which we believe use reasonable assumptions regarding the current economic environment, we estimate that cash flows from our operations, together with cash available under our revolving credit facility, will be sufficient to fund our cash requirements over the next 12 months, including scheduled interest and required principal payments on our outstanding indebtedness and planned capital expenditures and projected working capital needs.  In addition, based on our projections, we believe that we will remain in compliance with the financial covenants in our credit agreement over the next four quarters.

Our projections assume that advertising revenues will decrease significantly in 2009 compared to 2008, resulting from a significant decline of political advertising sales due to significantly fewer political elections in odd-numbered years, and resulting from the continued decline of local and national advertising as a result of the current economic environment. If the actual decline of advertising revenues is greater than our budget assumptions, we believe that our prior cost reduction initiatives, or additional cost reduction initiatives that we may take in the future, should allow us to generate sufficient cash flows to fund our operations and to maintain compliance with our financial debt covenants over the next four quarters. Those initiatives may include, among other things, decreases in headcount, salaries and related benefits, reductions of business travel and advertising expenditures and other general cost savings.

Our joint venture with NBC Universal has also been adversely impacted by the current economic downturn. Cash flow shortfalls at the joint venture caused by a decline in advertising revenues could require us to make cash payments to the joint venture to cover interest obligations under the General Electric Capital Corporation (“GECC”) Note.  NBC Universal and we have agreed that the joint venture will not distribute any cash to either NBC Universal or us in 2009; and will use a portion of its existing debt service reserve cash balances ($15.1 million as of December 31, 2008) to fund interest payments. For 2009, we estimate that the cash available to the joint venture will be in the range of $1 million to $5 million less than the amount needed to pay interest on the GECC Note during the fourth quarter of 2009, however the actual cash shortfall could be greater than our current estimate.  NBC Universal and we have agreed that if the joint venture does not have sufficient cash to cover 2009 interest payments on the GECC Note, we and NBC Universal will provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.  If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our credit facility.  In addition, if the joint venture experiences further cash shortfalls beyond 2009, we may decide to fund such cash shortfalls, or to cover such shortfalls through further loans or equity contributions to the joint venture. For further detail see Note 14 – Commitments and Contingencies.

We cannot assure, however, that actual advertising revenues will not be significantly less than our budgeted advertising revenues. If actual advertising revenues are significantly less than our budgeted advertising revenues, and we are unable to effect cost reduction initiatives in addition to those described above, and/or we are unable to generate sufficient revenues from other sources to offset the decline in advertising revenues, we may not be able to generate sufficient cash from operations to fund our cash requirements over the next 12 months, including scheduled interest and required principal payments on our outstanding indebtedness and ongoing capital expenditures and projected working capital needs.  In addition, if revenues are significantly less than our budgeted revenues, and/or we are unable to effect additional cost reduction initiatives or generate sufficient revenues from other sources, and/or we are required to fund the NBC Universal joint venture for amounts greater than we anticipate, we may need to seek a waiver of, or an amendment to, the financial covenants in our credit agreement.  If we are unable to secure such a waiver or amendment, we may not be in compliance with our financial debt covenants, and our lenders and the holders of our 6½% Senior Subordinated Notes and our 6½% Senior Subordinated Notes - Class B could demand immediate repayment of all of our outstanding debt. Under these circumstances, the acceleration of our debt could have a material adverse effect on our business.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

Principles of consolidation

The accompanying consolidated financial statements include the accounts of our Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. We conduct our business through our subsidiaries and have no operations or assets other than our investment in our subsidiaries and equity-method investments. We operate in one reportable segment.

In accordance with FIN 46R, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” our interest in Banks Broadcasting was consolidated in our financial statements effective March 31, 2004 (see Note 4 for further discussion of Banks Broadcasting) and our interest in KASA-TV, the FOX affiliate in Albuquerque, was consolidated in our financial statements effective July 26, 2006 (see Note 2 for further discussion of KASA-TV.)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. Our actual results could differ from these estimates. Estimates are used when accounting for the collectability of receivables, valuation of intangible assets, equity investments, deferred tax valuation allowances, amortization and valuation of program rights, stock-based compensation, pension costs, barter transactions and net assets of businesses acquired.

Cash and cash equivalents

Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. Our excess cash is invested primarily in short-term U.S. Government securities and money market funds. We had no material losses on our cash or cash equivalents during fiscal 2008. All available cash is on deposit with banking institutions that we believe to be financially sound.

Property and equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, generally 20 to 30 years for buildings and fixtures, and 3 to 15 years for broadcast and other equipment. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is included in consolidated net income or loss. Expenditures for maintenance and repairs, including expenditures for planned major maintenance activities, are expensed as incurred.  We review our property and equipment for impairment in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

Equity investments

Our equity investments are accounted for on the equity method, as we do not have a controlling interest. Accordingly, our share of the net loss or income of our equity investments, including any equity investment impairments, is included in consolidated net income or loss. We review our interest in our equity investments for impairment in accordance with APB 18 “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

Revenue recognition

We recognize advertising and other program-related revenue during the period in which advertising or programs are aired on our television stations or carried by our Internet web sites. We recognize retransmission consent fees in the period in which these services are performed.

Barter transactions

We account for barter transactions at the fair value of the goods or services we receive from our customers, or the advertising time provided, whichever is more clearly indicative of fair value based on the judgment of our management. We record barter advertising revenue at the time the advertisement is aired and barter expense at the time the goods or services are used. We account for barter programs at fair value based on a calculation using the actual cash advertisements we sell within barter programs multiplied by one minus the program profit margin for similar syndicated programs where we pay cash to acquire the program rights. We record barter program revenue and expense when we air the barter program. In accordance with FAS 63 “Financial Reporting by Broadcasters,” we do not record barter revenue or expenses related to network programs. Barter revenue and expense included in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Barter revenue	$4,812	$8,047	$9,289
Barter expense	5,016	7,667	9,085
	$(204)	$380	$204

Advertising expense

Advertising costs are expensed as incurred. We incurred advertising costs in the amounts of $5.5 million, $6.1 million and $5.7 million in the years ended December 31, 2008, 2007 and 2006, respectively.

Intangible assets

Intangible assets primarily include broadcast licenses, network affiliations and goodwill.

We test the impairment of our broadcast licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of broadcast licenses with their carrying amount on a station-by-station basis using a discounted cash-flow valuation method, assuming a hypothetical start-up scenario. The future value of our broadcast licenses could be significantly impaired by the loss of the corresponding network affiliation agreements. Accordingly, such an event could trigger an assessment of the carrying value of a broadcast license.

We test the impairment of goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash-flow analysis. The valuation assumptions used in the discounted cash-flow model reflect historical performance of the station and prevailing values in the markets for broadcasting properties. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by a notional reperformance of the purchase price allocation using the station’s fair value (as determined in step one) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recognized in an amount equal to that excess, but not more than the carrying value of the goodwill. An impairment assessment could be triggered by a significant reduction, or a forecast of such reductions, in operating results or cash flows at one or more of our television stations, a significant adverse change in the national or local advertising marketplaces in which our television stations operate, or by adverse changes to Federal Communications Commission (“FCC”) ownership rules, among other factors.  We recorded impairment charges during 2008 and 2006, which are more fully described in Note 6 - "Intangible Assets".

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

Long lived-assets

We periodically evaluate the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset is recognized when the expected future operating cash flow derived from the asset is less than its carrying value.

Program rights

Program rights are recorded as assets when the license period begins and the programs are delivered to our stations for broadcasting, at the gross amount of the related obligations. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. The program costs are charged to operations over their estimated broadcast periods using the straight-line method.

If the projected future net revenues associated with a program are less than the current carrying value of the program rights due to poor ratings, we would be required to write-down the program rights assets to equal the amount of projected future net revenues. If the actual usage of the program rights is on a more accelerated basis than straight-line over the life of the contract, we would be required to write-down the program rights to equal the lesser of the amount of projected future net revenues or the average cost per run multiplied by the number of remaining runs.  We recorded no impairments to our program rights during 2008, 2007 or 2006.

Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement.

Stock-based compensation

At December 31, 2008, LIN TV had three stock-based employee compensation plans, which are described more fully in Note 8 - "Stock-Based Compensation". We estimate the fair value of stock-based awards exchanged for employee services and recognize compensation cost based on this fair value over the requisite service period under FAS 123R “Share-Based Payments” (“FAS 123R”). We elected the short-cut method to calculate the amount of the historical pool of windfall tax benefits as permitted under the FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”FSP 123(R)-3”). We used the first-vested, first-exercised basis in accounting for option exercises.

The following table presents the stock-based compensation expense included in the consolidated statements of income and recognized in accordance with FAS 123R (in thousands):

	Year Ended December 31,
	2008	2007	2006
Direct operating	$536	$653	$1,053
Selling, general and administrative	1,057	1,348	1,793
Corporate	2,930	3,858	6,096
Share-based compensation expense before tax	4,523	5,859	8,942
Income tax benefit (@ 35% statutory rate)	(1,583)	(2,051)	(3,130)
Net stock-based compensation expense	$2,940	$3,808	$5,812

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

Income taxes

Deferred income taxes are recognized based on temporary differences between the financial statement and the tax basis of assets and liabilities using statutory tax rates in effect in the years in which the temporary differences are expected to reverse. A valuation allowance is applied against net deferred tax assets if it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized. On January 1, 2007, we adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109 “Accounting for Income Taxes,” (“FAS 109”) clarifying the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. This statement prescribes a recognition threshold and measurement attribution for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely than not to be sustained upon examination by taxing authorities.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

Concentration of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade receivables. Concentration of credit risk with respect to cash and cash equivalents and investments are limited as we maintain primary banking relationships with only large nationally recognized institutions. We evaluated the viability of these institutions and as of December 31, 2008 we believe our risk is minimal. Credit risk with respect to trade receivables is limited, as the trade receivables are primarily related to advertising revenues generated from a large diversified group of local and nationally recognized advertisers and advertising agencies. With the economic downturn and the credit crisis we could experience an increased credit risk with respect to our trade receivables. We do not require collateral or other security against trade receivable balances, however, we do maintain reserves for potential bad debt losses, which are based on historical bad debt write-offs, and such reserves and bad debts have been within management’s expectations for all years presented.

Additionally, management performs a quarterly assessment of the critical terms of the interest rate swap including, among other matters, an assessment of the counterparties’ creditworthiness.  Based on our assessment at December 31, 2008, we do not believe there is a significant risk associated with the credit worthiness of our interest rate swap counterparty.

If we incur additional indebtedness or amend or replace our current indebtedness, the recent deterioration of the credit markets may impact our ability to refinance our debt or to refinance our debt on terms similar to our existing debt agreements.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

Fair value of financial instruments

Certain financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value based on quoted market prices. We also record certain financial assets and liabilities at fair value on a recurring basis consistent with FAS 157 “Fair Value Measurements” (“FAS 157”), which requires a company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that can be used when measuring fair value.  For more information on our assets and liabilities measured at fair value using the three level fair value hierarchy established by FAS 157 see Note 9 - "Fair Value Measurement".

Derivative financial instruments

Under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), all derivatives are required to be recorded as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the fair values of derivatives are recognized immediately or deferred, depending on the use of the derivative and whether or not it qualifies as a hedge. We presently use derivative financial instruments in the management of our interest rate exposure for our long-term debt, principally our credit facility. We do not use derivative financial instruments for trading purposes.

Retirement plans

We have a defined benefit retirement plan covering certain of our employees. Our pension benefit obligations and related costs are calculated using actuarial concepts in accordance with FAS 87 “Employer’s Accounting for Pensions” (“FAS 87”). We adopted FAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132R” (“FAS 158”) and recorded the unfunded status of our plan as of December 31, 2006.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

Recently issued accounting pronouncements

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 increases disclosure requirements requiring an employer’s defined benefit pension or other postretirement plans.  We plan to adopt FSP FAS 132(R)-1 effective January 1, 2010. In November 2008, the FASB issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”).  EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 31, 2009 and shall be applied on a prospective basis.  Earlier application is permitted as of the beginning of a fiscal year. EITF 08-1 addresses some aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We plan to adopt EITF 08-1 on January 1, 2010, and we do not expect it to have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”).  EITF 08-6 is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  EITF 08-6 shall be applied prospectively.  EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  We plan to adopt EITF 08-6 effective January 1, 2009, and we do not expect it to have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”).  EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  EITF 08-7 will be applied prospectively and earlier application is not permitted.  EITF 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  We plan to adopt EITF 08-7 effective January 1, 2009, and we do not expect it to have a material impact on our consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position (“FSP”) FSP FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FAS 133 and FIN 45; and Clarification of the Effective Date of FAS 161” (“FSP FAS 133-1 and FIN 45-4”), which is effective for reporting periods, both annual and interim, ending after November 15, 2008.  FSP FAS 133-1 and FIN 45-4 applies to credit derivatives within the scope of FAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), hybrid instruments that have embedded credit derivatives, and guarantees within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others–an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. This FSP requires additional financial statement disclosures relative to the current status of the payment/performance risk of the credit derivative or guarantee to enable users of financial statements to assess their potential effect on the financial position, financial performance and cash flows.  FSP FAS 133-1 and FIN 45-4 impacts only our disclosure requirements and therefore will not have a material impact on our financial position, financial performance or cash flows.  We adopted FSP FAS 133-1 and FIN 45-4 and have included the additional disclosures for year ended December 31, 2008.

In June 2008, the FASB issued FSP FAS 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP FAS 142-3 provides guidance for determining the useful life of a recognized intangible asset and will be applied prospectively to intangible assets acquired after the effective date. We plan to adopt FSP FAS 142-3 effective January 1, 2009, and its effects on future periods will depend on the nature and significance of any acquisitions subject to FAS 141R “Business Combinations” (“FAS 141R”).

In March 2008, the FASB issued FAS 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. FAS 161 applies to all derivative instruments within the scope of FAS 133, as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. FAS 161 impacts only our disclosure requirements and therefore will not have a material impact on our financial position, financial performance or cash flows.  We plan to adopt FAS 161 effective January 1, 2009.

In December 2007, the FASB issued FAS 141R "Business Combinations" ("FAS 141R"), which is effective prospectively for all business combinations with acquisition dates on or after the beginning of the first fiscal year beginning after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141R replaces FAS 141 Business Combinations” (“FAS 141”), but it retains the underlying concepts of FAS 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting. However, FAS 141R changed the method of applying the acquisition method in a number of significant ways. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value at the acquisition date as an indefinite-lived intangible asset; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. We plan to adopt FAS 141R effective January 1, 2009, and its effects on future periods will depend on the nature and significance of any acquisitions subject to FAS 141R.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

In December 2007, the FASB issued FAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”), which amends ARB 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 is effective for quarterly and annual reporting periods that begin after December 15, 2008. FAS 160 establishes accounting and reporting standards with respect to non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests. The significant requirements under FAS 160 are the reporting of the non-controlling interests separately in the equity section of the balance sheet and the reporting of the net income or loss of the controlling and non-controlling interests separately on the face of the statement of operations. We plan to adopt FAS 160 effective January 1, 2009, and we do not expect it to have a material impact on our consolidated financial statements.

Note 2 — Acquisitions

2006 Raycom (KASA-TV) Station Acquisition

On July 26, 2006, we signed a definitive agreement to acquire the operating assets, including the broadcast license, of KASA-TV, the FOX affiliate in Albuquerque, from Raycom Media for $55.0 million in cash. On September 15, 2006, we began providing programming, sales and other related services to the station under a local marketing agreement. The KASA-TV acquisition was completed on February 22, 2007. The primary reason for this station acquisition was a result of our multi-station strategy of creating duopolies in markets where we previously had operated only one station. We closed the studio facilities of KASA-TV and relocated the station operations to KRQE-TV, the television station we already owned in Albuquerque, thereby eliminating certain operating costs of KASA-TV. In addition, KRQE-TV began providing news programming to KASA-TV, which had previously received news production services from another local television station in the Albuquerque market at a higher cost.

As required under FIN 46R, we, as the primary beneficiary of KASA-TV, consolidated KASA-TV’s assets and liabilities into our financial statements effective July 26, 2006. Because the nature of the transaction is that of an asset purchase, the purchase price was allocated to KASA-TV’s operating assets and liabilities to be acquired by us based on the preliminary estimates of fair value at July 26, 2006. A final valuation was performed to assess the values of the assets and liabilities purchased, including property and equipment, intangible assets, and program rights and liabilities.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

The excess of the purchase price over the fair market value of the net assets acquired was recorded as goodwill in the amount of $12.6 million. The following table summarizes this acquisition (in thousands):

KASA-TV Acquisition on February 22, 2007 (2)

Fair value of assets and liabilities acquired:
Program rights, short-term	$556
Property and equipment	5,937
Program rights, long-term	648
Goodwill (1)	12,557
Broadcast licenses and other intangibles	41,244
Deferred tax assets	1,104
Total assets	62,046

Accrued expenses	2,784
Program obligations, short-term	972
Program obligations, long-term	2,154
Other long-term liabilities	1,136
Total liabilities	7,046
Total purchase price, including direct acquisiton expenses	$55,000

(1)	This includes tax-deductible goodwill of $10.9 million.
(2)
The acquisition of KASA-TV was completed on February 22, 2007, however as the primary beneficiary of KASA-TV as defined under FIN 46R, we consolidated KASA-TV’s assets and liabilities into our financial statements on July 26, 2006, the date we signed the definitive agreement to purchase KASA-TV’s assets and liabilities. We paid $2.7 million of the purchase price on July 26, 2006 and the balance of $52.3 million on February 22, 2007.

The results of KASA-TV are included in the consolidated financial statements after September 15, 2006. The following table sets forth unaudited pro forma information as if the acquisition of KASA-TV had occurred on January 1, 2006 (in thousands, except per share data):

Year Ended December 31, 2006

Net revenues	$430,281
Operating loss	(235,109)
Loss from continuing operations	(226,157)
Loss from discontinued operations	(6,145)
Net loss	(232,302)

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

The following summarizes the activity related to the acquisition reserves for the year ended December 31, 2008 and 2007 (in thousands):

	Acquisition Date	Balance as of December 31, 2007	Year Ended December 31, 2008			Balance as of December 31, 2008
			Payments	Adjustments
Acquisition of Sunrise Television Corp.	May 2, 2002	$40	$17	$(23	) (1)	$-
Stations acquired from Viacom	March 31, 2005	86	87	1		-
Stations acquired from Emmis	November 30, 2005	4,644	1,039	-		3,605
Stations acquired from Raycom	February 22, 2007	446	357	(89	) (2)	-
		$5,216	$1,500	$(111)		$3,605

(1)	Adjustment for retirement benefits owed in connection with the Sunrise Television Corp. acquisition.
(2)	Adjustment to final payout of contract related to master control automation system related to KASA-TV.

	Acquisition Date	Balance as of December 31, 2006	Year Ended December 31, 2007			Balance as of December 31, 2007
			Payments	Adjustments
Acquisition of Sunrise Television Corp.	May 2, 2002	$136	$31	$(65	) (1)	$40
Stations acquired from Viacom	March 31, 2005	295	209	-		86
Stations acquired from Emmis	November 30, 2005	6,157	1,100	(413	) (2)	4,644
Stations acquired from Raycom	February 22, 2007	-	-	446	(3)	446
		$6,588	$1,340	$(32)		$5,216

(1)	Represents the adjusted amounts owed related to retirement benefit obligations for a former station owned by Sunrise Television Corp.
(2)	Represents an adjustment to write-off the outstanding reserve balance for estimated operating agreement payments and other transactional costs related to the acquisition.
(3)	Represents an adjustment to accrue operating agreement payments for a system to be discontinued.

Note 3 — Discontinued Operations

Our consolidated financial statements reflect the operations of the Puerto Rico operations and the operations of Banks Broadcasting as discontinued for all periods presented. The assets and liabilities of Banks Broadcasting are shown as held for sale for all years presented.

Out-of-Period Adjustment

We discovered during our 2007 year-end review process that a $3.1 million deferred tax liability, relating to an asset that had been fully-impaired for the six months ended June 30, 2006, had not been removed from our deferred tax liabilities as of June 30, 2006 nor was the benefit realized in our earnings for the six months ended June 30, 2006. The original asset to which the deferred tax liability related was a fair value adjustment of $7.7 million initially recorded at March 31, 2004, when we consolidated the broadcast licenses of Banks Broadcasting under the rules of FIN 46R.

We concluded that the effect of this $3.1 million adjustment was not material to the prior year. Accordingly, the prior year financial statements have not been revised. Instead, this adjustment of $3.1 million was recorded to the income (loss) from discontinued operations for the year ending December 31, 2007, since we reflected the operations of Banks Broadcasting as discontinued operations effective with the filing of our Form 10-Q for the period ending September 30, 2007.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

Banks Broadcasting

We own preferred stock that represents a 50% non-voting interest in Banks Broadcasting, which owns KNIN-TV, a CW affiliate in Boise.   We consolidate Banks Broadcasting under FIN 46R. In July 2007, Banks Broadcasting sold the operating assets, including the broadcast license, of KSCW-TV, a CW affiliate in Wichita, to Sunflower Broadcasting, Inc. for $6.8 million, of which $5.4 million was paid in cash at the closing and the remaining $1.4 million was held in escrow and released in July 2008. Our consolidated operating results for the third quarter of 2007 included a $0.5 million loss from the sale of KSCW-TV, net of an income tax benefit of $0.4 million.

In March 2008, Banks Broadcasting sold certain of its 700 MHz spectrum licenses for $2.0 million in cash with a related gain of $1.4 million. In June 2008, Banks Broadcasting signed a purchase agreement to sell KNIN-TV, a CW affiliate in Boise, for $8.0 million to Journal Broadcasting Group (“Journal Broadcasting”).  The FCC approved the transfer of the FCC license for this station to Journal Broadcasting in January 2009.  Although the sale was scheduled to close on March 11, 2009, Journal Broadcasting declined to close and has asserted that a condition to its obligation to close has not been satisfied.  Banks Broadcasting believes that all conditions to closing have been fully satisfied and that Journal Broadcasting has breached its obligation to complete the transaction.  Banks Broadcasting intends to pursue all rights and remedies available to it to complete the transaction in accordance with the terms of the agreement. We currently expect to record a gain of approximately $0.1 million related to the sale of KNIN upon the completion of the sale. Following the completion of this sale, we expect that Banks Broadcasting will be liquidated.

During the years ended December 31, 2008 and 2007, Banks Broadcasting distributed $2.5 million and $2.0 million, respectively, in cash to us. We received no cash distributions from Banks Broadcasting during the year ended December 31, 2006; and we provided no capital contributions to Banks Broadcasting during the years ended December 31, 2008, 2007 or 2006.

The carrying amounts of assets and liabilities, related to Banks Broadcasting, segregated on our balance sheet as held for sale, are as follows (in thousands):

	December 31,
	2008	2007
Program rights	$193	$271
Other current assets	237	18
Total current assets	430	289
Property and equipment, net	804	748
Program rights	324	189
Intangible assets, net	7,744	8,243
Total assets	$9,302	$9,469

Accounts payable	$-	$6
Other accrued expenses	270	308
Program obligations	159	235
Total current liabilities	429	549
Program obligations	343	198
Total liabilities	$772	$747

The total assets and liabilities held for sale of $8.5 million at December 31, 2008 excludes $0.6 million of related deferred tax liabilities that is included in the deferred income taxes, net on the consolidated balance sheets.

Puerto Rico Operations (WAPA-TV, WJPX-TV and WAPA America)

On March 30, 2007, we sold our Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash and we recorded a gain on the sale of $22.7 million, net of income tax benefit, in our 2007 operating results.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

The following presents summarized information for the discontinued operations as follows (in thousands):

	Year Ended December 31,
	2008			2007			2006
	Puerto Rico	Banks Broadcasting	Total	Puerto Rico	Banks Broadcasting	Total	Puerto Rico	Banks Broadcasting	Total
Net revenues	$-	$2,911	$2,911	$9,868	$4,523	$14,391	$52,519	$5,633	$58,152
Operating income (loss)	-	736	736	(1,094)	1,702	608	5,090	(17,025)	(11,935)
Net income (loss)	-	23	23	(368)	3,341	2,973	3,839	(9,984)	(6,145)

Note 4 — Investments

We have investments in joint ventures with third parties that have interests in other television stations or broadcast related businesses. The following presents our basis in these ventures (in thousands):

	December 31,
	2008	2007

NBC Universal joint venture	$-	$55,352
Other	128	128
	$128	$55,480

Joint Venture with NBC Universal

We own a 20.38% interest in Station Venture Holdings, LLC, a joint venture with NBC Universal, and account for our interest using the equity method, as we do not have a controlling interest. The following presents the summarized financial information of the joint venture (in thousands):

	Year Ended December 31,
	2008	2007	2006

Cash distributions from equity investment (1)	$79,144	$80,298	$90,773
Income from equity investment	64,101	76,800	92,496
Interest on the GECC note(2)	(66,146)	(66,146)	(66,146)
Net income	(1,874)	11,386	27,020
Cash distributions to us	2,649	2,344	4,891

	December 31,
	2008	2007

Cash and cash equivalents	$15,104	$15,298
Non-current assets	215,258	230,301
Current liabilities	362	725
Non-current liabilities (2)	815,500	815,500

(1)	Cash distributions from equity investments include proceeds of $12.6 million from the sale of broadcast towers for the year ended December 31, 2008.
(2)	See Note 14 - "Commitments and Contingencies" for further description of the General Electric Capital Corporation ("GECC") Note and LIN TV's guarantee of the GECC Note.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

Current general economic pressures have negatively affected the television stations in this joint venture.  During the fourth quarter of 2008, due to the continued decline in operating profits of this joint venture, we determined that there was an other-than-temporary impairment in our investment.  As a result, and in the absence of the ability to recover our carrying amount of the investment, we recorded a loss of $53.6 million to write-off our equity investment in the NBC Universal joint venture, which is included in the “share of loss (income) in equity investment” on our consolidated statement of operations.  We used the following average basic assumptions as part of our review of the impairment associated with the joint venture at December 31, 2008:

Market revenue growth	1.8%
Operating profit margins	40.7%
Discount rate	11.0%
Tax rate	38.2%
Capitalization rate	2.3%

WAND(TV) Partnership

On November 1, 2007, we sold our 33.33% interest in WAND(TV) Partnership to a wholly-owned subsidiary of Block Communications, Inc. for $6.8 million in cash and recorded a gain of approximately $0.7 million.

Prior to the sale of WAND(TV) Partnership, we accounted for our 33.33% interest using the equity method, as we did not have a controlling interest. Our management services agreement with WAND(TV) Partnership, under which we provided specified management, engineering and related services for a fixed fee, was also terminated on November 1, 2007. Included in this agreement was a cash management arrangement under which we incurred expenditures on behalf of WAND(TV) Partnership and were periodically reimbursed. The amount due to us from WAND(TV) Partnership under this arrangement was approximately $1.1 million as of December 31, 2006.

The partnership recorded an impairment of $5.9 million for the broadcast license of WAND-TV for the year ended December 31, 2006. The impairment was due to a decline in market growth resulting in lower revenues and operating margins. The following presents the summarized financial information of the WAND(TV) Partnership (in thousands):

	Nine Months Ended November 1, 2007 (Date of Sale)	Year Ended December 31, 2006

Net revenues	$4,503	$8,538
Operating (income) loss	358	(1,895)
Net loss	(307)	(5,292)
Cash distributions to us	700	-

Note 5 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Land and land improvements	$16,075	$17,284
Buildings and fixtures	129,302	128,960
Broadcast equipment and other	249,989	239,617
	395,366	385,861
Less accumulated depreciation	(214,687)	(194,611)
	$180,679	$191,250

We recorded depreciation expense of $29.7 million, $30.8 million and $32.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

Under a Federal Communications Commission (“FCC”) order, we have been exchanging spectrum with Sprint Nextel, which has been used primarily to send news feeds via microwave back to the television studios and to send broadcast feeds to television transmission and tower sites, for new microwave digital equipment.  During the years ended December 31, 2008 and 2007, we received $4.6 million and $1.6 million, respectively, of equipment related to this exchange.

During 2008, we recorded a charge of $8.7 million for the write-off of certain broadcast assets that have become obsolete as a result of the DTV transition.  The charge has been recorded in impairment of goodwill, broadcast licenses and broadcast equipment on the consolidated statement of operations.

Note 6 — Intangible Assets

The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

		December 31,
	Estimated Remaining Useful Life (Years)	2008	2007
Amortized Intangible Assets:
LMA purchase options	-	$64	$64
Network affiliations	-	1,753	1,753
Other intangible assets	8.3	5,979	5,979
Accumulated amortization		(6,678)	(6,414)
		1,118	1,382

Unamortized Intangible Assets:
Broadcast licenses		429,024	1,019,908
Goodwill		117,159	535,418
		546,183	1,555,326
Summary:
Goodwill		117,159	535,418
Broadcast licenses and other intangible assets, net		430,142	1,021,290
Total intangible assets		$547,301	$1,556,708

We recorded amortization expense of $0.3 million, $2.0 million and $4.7 million for the years ended December 31, 2008, 2007 and 2006. We recorded an impairment of our indefinite lived intangible assets of $1.0 billion and $318.1 million for the years ended December 31, 2008 and 2006. There was no impairment of indefinite lived intangible assets at December 31, 2007.

The following table summarizes the projected aggregate amortization expense for the next five years and thereafter (in thousands):

		Year Ended December 31,
	2009	2010	2011	2012	2013	Thereafter	Total

Amortization expense	$80	$74	$68	$61	$59	$776	$1,118

We recorded an impairment charge of $297.0 million during the second quarter of 2008 that included an impairment to the carrying values of our broadcast licenses of $185.7 million, relating to 19 of our television stations; and an impairment to the carrying values of our goodwill of $111.3 million, relating to 8 of our television stations. As required by FAS 142, “Goodwill and Other Intangible Assets” (“FAS 142”), we tested our indefinite lived intangible assets for impairment at June 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. These events included: a) the continued decline of the price of our Class A common stock; b) the decline in the current selling prices of television stations; and c) the lower growth in advertising revenues; and (d) the decline in the operating profit margins of some of our stations.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

As required by FAS 142, we have performed our annual test for impairment of broadcast licenses and goodwill as of December 31, 2008, 2007 and 2006. As a result of these annual tests we recorded an additional charge in the fourth quarter of 2008 of $723.5 million, which excludes the $8.7 million charge for the write-off of certain broadcast assets described in Note 5 - "Property and Equipment", and includes a goodwill impairment charge of $309.6 million, relating to 8 of our television stations and to the goodwill related to the NBC Universal joint venture, and an impairment charge to the carrying value of our broadcast licenses of $413.9 million, relating to 26 of our television stations.  This was due to the continued economic slow down since June 30, 2008, the decline in advertising revenues and the more recent financial credit crisis.  There were no additional impairment charges recorded as of December 31, 2007 and 2006. The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions.

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

We recorded an impairment charge of $318.1 million during the second quarter of 2006 that included a broadcast license impairment charge of $222.8 million relating to 15 of our television stations and a goodwill impairment charge of $95.3 million. As required by FAS 142, we tested our indefinite lived intangible assets as of June 30, 2006, which was between annual tests, because we believed that, based upon the continued decline in the trading price of our Class A common stock, it was more likely than not that the fair value of our reporting units would fall below their carrying amounts. We used market information not available as of December 31, 2005 to calculate the fair value of our broadcast licenses and reporting units.

We based the valuation of broadcast licenses on the following average industry-based assumptions:

	December 31, 2008	June 30, 2008	December 31, 2007	December 31, 2006	June 30, 2006
Market revenue growth	1.0%	1.2%	1.8%	2.8%	2.6%
Operating profit margins	26.6%	31.5%	33.2%	32.8%	32.7%
Discount rate	11.0%	9.0%	8.0%	8.0%	8.0%
Tax rate	38.3%	38.4%	38.4%	38.2%	37.8%
Capitalization rate	1.8%	2.2%	2.2%	2.1%	2.1%

We based the valuation of goodwill on the following average assumptions based on our internal projections:

	December 31, 2008	June 30, 2008	December 31, 2007	December 31, 2006	June 30, 2006
Market revenue growth	1.0%	1.2%	1.8%	2.8%	2.6%
Operating profit margins	34.0%	39.7%	42.8%	39.0%	39.0%
Discount rate	14.5%	11.5%	10.0%	10.0%	10.0%
Tax rate	38.2%	38.6%	38.5%	38.3%	38.3%
Capitalization rate	1.9%	2.3%	2.1%	2.1%	2.1%

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

Note 7 — Long-term Debt

Debt consisted of the following (in thousands):

	December 31,
	2008	2007
Credit Facility:
Revolving credit loans	$135,000	$-
Term loans	77,875	154,875
6½% Senior Subordinated Notes due 2013	355,583	375,000
$183,285 and $190,000, 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $8,390 and $10,519 at December 31, 2008 and 2007, respectively	174,895	179,481
$125,000, 2.50% Exchangeable Senior Subordinated Debentures due 2033, net of discount of $1,580 at December 31, 2007	-	123,420
Total debt	743,353	832,776
Less current portion	15,900	24,300
Total long-term debt	$727,453	$808,476

Credit Facility

Our credit facility includes a $275 million term loan and a $225 million revolving credit facility both of which mature in 2011. Borrowings under our credit facility bear an interest rate based on, at our option, either a) the LIBOR interest rate, or b) an interest rate that is equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus ½ of 1 percent. In addition, the rate we select also bears an applicable margin rate of 0.625% to 1.500%, depending on us achieving certain financial ratios. Lastly, the unused portion of the revolving credit facility is subject to a commitment fee of 0.25% to 0.50% depending on us achieving certain financial ratios.

The credit facility permits us to prepay loans and to permanently reduce the revolving credit commitments, in whole or in part, at any time. Effective December 31, 2007, we are required to make mandatory quarterly payments on the term loans. We are also required to make additional payments on the term loans from the cash proceeds of certain asset sales, if we do not reinvest the cash proceeds in other approved acquisitions within one year. We repaid $77.0 million of the term loans during 2008, including $21.0 million related to mandatory quarterly payments and $56.0 million from cash proceeds of certain asset sales.

Our revolving credit facility may be used for general corporate purposes and the acquisition of certain assets and investments, including share and debt repurchases. For example, we used $115.0 million under this facility and available cash balances to purchase all of our 2.50% Exchangeable Senior Subordinated Debentures, all of where were tendered to us on May 16, 2008.  In connection with this purchase, we recorded a charge of $3.6 million for the write-off of deferred financing fees related to these notes.  Additionally, during 2008, we used approximately $20.0 million under the revolving credit facility plus available cash balances for payment on our outstanding term loans.  We recorded a charge of approximately $0.6 million for the write-off of deferred financing fees related to these loans.

The following table summarizes the material terms of our credit facility (in thousands):

	Credit Facility
	Revolving Facility	Term Loans
Final maturity date	11/4/2011	11/4/2011
Unused balance at December 31, 2008	90,000	-
Average rates for the year ended December 31, 2008:
Adjusted LIBOR	1.28%	1.47%
Applicable margin	1.25%	1.25%
Interest rate	2.53%	2.72%

The credit facility contains covenants that, among other things, restrict the ability of our subsidiaries to dispose of assets; incur additional indebtedness; incur guarantee obligations; prepay other indebtedness or amend other debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; make acquisitions; engage in mergers or consolidations; change the business conducted by us; make capital expenditures; or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We are required, under the terms of the credit facility, to comply with specified financial covenant ratios, including maximum leverage ratios and a minimum interest coverage ratio.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

At December 31, 2008, we were in compliance with all of the covenants under our credit facility.

The credit facility also contains provisions that prohibit any modification of the indentures governing our senior subordinated notes in any manner adverse to the lenders and that limits our ability to refinance or otherwise prepay our senior subordinated notes without the consent of such lenders.

6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B

	6½% Senior Subordinated Notes	6½% Senior Subordinated Notes - Class B
Final maturity date	5/15/2013	5/15/2013
Annual interest rate	6.5%	6.5%
Payable semi-annually in arrears	May 15th	May 15th
	November 15th	November 15th

The 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B are unsecured and are subordinated in right of payment to all senior indebtedness, including our credit facility.

The indentures governing the 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also have change of control provisions which may require our Company to purchase all or a portion of each of the 6½% Senior Subordinated Notes and the 6½% Senior Subordinated Notes — Class B at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest. The 6½% Senior Subordinated Notes and the 6½% Senior Subordinated Notes – Class B have certain limitations and financial penalties for early redemption of the notes.

During the fourth quarter of 2008, we purchased a notional amount of $19.4 million and $6.7 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively, using available balances under our revolving credit facility.  The total purchase price for both of these transactions was approximately $12.3 million, resulting in a gain on early extinguishment of debt of approximately $13.8 million.  Additionally, we recorded a charge of $0.5 million for the write-off of deferred financing fees related to these notes. See “Note 17 – Subsequent Events” for further details.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

Repayment of Principal

The following table summarizes future principal repayments on our debt agreements (in thousands):

	Credit Facility
	Revolving Facility	Term Loans(1)	6½% Senior Subordinated Notes	6½% Senior Subordinated Notes - Class B	Total
Final maturity date	11/4/2011	11/4/2011	5/15/2013	5/15/2013
2009	$-	$15,900	$-	$-	$15,900
2010	-	15,900	-	-	15,900
2011	135,000	46,075	-	-	181,075
2012	-	-	-	-	-
2013	-	-	355,583	183,285	538,868
Total	$135,000	$77,875	$355,583	$183,285	$751,743

(1)	The above table excludes any pay-down of our term loans with proceeds from previous asset sales that have not been reinvested within one-year after such sales.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	December 31,
	2008	2007
Carrying amount	$743,353	$832,776
Fair value	402,524	809,769

Note 8 — Stock-Based Compensation

We have several stock-based employee compensation plans, including LIN TV's 1998 Option Plan, the Amended and Restated 2002 Stock Plan and the Third Amended and Restated 2002 Non-Employee Director Stock Plan (collectively, the “Option Plans”), which permit us to grant non-qualified options in LIN TV's class A common stock or restricted stock units, which convert into LIN TV's class A common stock upon vesting, to certain directors, officers and key employees of our Company.

The following table presents the stock-based compensation expense included in our consolidated statements of operations as follows (in thousands):

	For Year Ended December 31,
	2008	2007	2006
Employee stock purchase plans	$19	$(36)	$109
Employee stock option plans	3,111	3,834	1,278
Restricted stock unit awards	1,384	2,374	6,258
Modifications to stock option agreements	9	(313)	1,297
Share-based compensation expense before tax	4,523	5,859	8,942
Income tax benefit (@ 35% statutory rate)	(1,583)	(2,051)	(3,130)
Net stock-based compensation expense	$2,940	$3,808	$5,812

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

We recorded modifications to the LIN TV stock option agreements of $9 thousand, $(0.3) million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The modifications impacted 11 employees in each of 2008, 2007 and 2006.  We expect no further charges related to these modifications.  These modifications related to the following:

•
We were required to make cash payments related to certain employee option agreements granted in 1998 when these employees exercised their options and the market price of LIN TV's class A common stock was below the option exercise price. Stock-based compensation expense (income) of $9 thousand, $(0.3) million and $(0.4) million was recorded that related to this modification for the years ended December 31, 2008, 2007 and 2006, respectively. We made payments to employees that related to this provision of $0.4 million, $0.2 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006.

•
In 2006, we accelerated the vesting of all of our former Chief Executive Officer’s outstanding options and restricted stock awards as part of his severance agreement related to his retirement and recorded $1.7 million of stock-based compensation expense related to this modification for the year ended December 31, 2006.

We did not capitalize any stock-based compensation for the years ended December 31, 2008, 2007 and 2006.

We have not yet recognized compensation expense relating to our unvested employee stock options and stock awards of $7.4 million in the aggregate, which will be recognized over a weighted-average future period of approximately 1.4 to 3.2 years.

For the year ended December 31, 2008 we received $1.0 million in cash from the exercise of stock options.

Stock Option Plans

Options granted under the stock option plans generally vest over a four-year service period, using the graded vesting attribution method. Options expire ten years from the date of grant. LIN TV issues new shares of LIN TV's class A common stock when options are exercised. There were 7,225,000 shares authorized for grant under the various Option Plans and 3,934,000 shares available for future grant as of December 31, 2008. Both the shares authorized and shares available exclude 1,553,000 shares under the 1998 Stock Plan, which we do not intend to re-grant and consider unavailable for future grants.

The following table provides additional information regarding LIN TV's Option Plans for the year ended December 31, 2008 as follows (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price Per Share
Outstanding at the beginning of the year	4,067	$10.28
Granted during the year	130	4.20
Exercised or converted during the year	(57)	9.55
Forfeited during the year	(849)	10.22
Outstanding at the end of the year	3,291	$10.07
Exercisable or convertible at the end of the year	1,393
Total intrinsic value of options exercised	$106
Total fair value of options vested during the year	$633
Total fair value of options granted during the year	$546

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

The following table summarizes information about our Option Plans at December 31, 2008 (in thousands, except per share data):

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$3.76 to $8.72	1,232	7.8	$7.43	551	$7.81
$8.73 to $12.03	1,381	8.2	9.90	549	9.50
$12.03 to $23.60	678	7.6	15.23	293	14.85
	3,291		$10.07	1,393	$9.96

Weighted average remaining contractual life		7.9
Total intrinsic value		$-			$-

The intrinsic value in the table above represents the total pre-tax intrinsic value, based on LIN TV's closing price as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options and immediately sold their shares on that date. We estimate the fair value of stock options, when new options are granted or when existing option grants are modified, using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant or modification, based on a single employee group and the graded vesting approach, using the following assumptions:

	2008	2007	2006
Expected term(1)	5 to 6 years	5 to 7 years	5 to 7 years
Expected volatility (2)	40% to 41%	26% to 32%	24% to 26%
Expected dividends	$0.00	$0.00	$0.00
Risk-free rate (3)	1.2% to 3.7%	3.3% to 5.1%	4.6% to 5.1%

(1)
The expected term was estimated using the historical and expected terms of similar broadcast companies whose information was publicly available, as our exercise history does not provide a reasonable basis to estimate expected term.

(2)
The stock volatility for each grant is measured using the weighted-average of historical daily price changes of our common stock since our initial public offering in May 2002, as well as comparison to peer companies.

(3)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

Restricted Stock Awards

We granted 437,000 shares and 312,000 shares of restricted stock awards to employees and directors for the years ended December 31, 2008 and 2006, respectively. We granted no restricted stock awards during 2007. Stock granted to directors in lieu of director fees are immediately vested. As of December 31, 2008, 749,000 shares of restricted stock were unvested.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

The following table provides additional information regarding the restricted stock awards for the year ended December 31, 2008 (in thousands, except per share data):

	Shares	Weighted Average Fair Value
Unvested at the beginning of the year	607	$11.30
Granted during the year	437	5.68
Vested during the year	(200)	11.12
Forfeited during the year	(95)	11.60
Unvested at the end of the year	749	$8.02
Total fair value of awards vested during the year	$1,336

Phantom Stock Plan

Pursuant to LIN TV's 1998 Phantom Stock Plan, and as partial consideration for the acquisition of us by LIN TV in 1998, phantom units exercisable into shares of LIN TV class A common stock with a $0 exercise price were issued to our officers and key employees. As a non-compensatory element of the total purchase price of our Company, the phantom units were not subject to variable accounting and any cash paid on the exercise of the phantom units was accounted for as a reduction to additional paid-in capital.

The phantom units expired ten years from the date of issuance, were non-forfeitable, and were exercisable at a date selected by the holder within the ten-year term. As of December 31, 2008, there were no remaining shares outstanding under this plan.

The following table provides additional information regarding LIN TV's 1998 Phantom Stock Plan (in thousands):

	Year Ended December 31,
	2008	2007	2006
Shares outstanding at the beginning of the year	31	46	186
Shares exercised during the year	(31)	(15)	(140)
Shares outstanding, and exercisable or convertible at the end of the year	-	31	46
Total intrinsic value of shares exercised during the year	$382	$219	$1,063

Employee Stock Purchase Plan

Under the terms of LIN TV's 2002 Employee Stock Purchase Plan (“ESPP”), our eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase shares of LIN TV's class A common stock.  The purchase price of each share was 85% of the average of the high and low per share trading price of LIN TV's class A common stock on the NYSE on the last trading day of each month during the offering period.  There were 600,000 shares authorized for grant under this plan and no remaining shares available for grant as of December 31, 2008.  During the year ended December 31, 2008, employees purchased 174,000 shares at a weighted average price of $4.41.  As the discount offered to employees was in excess of LIN TV's per share public offering issuance costs, the amount of discount was included in our stock-based compensation expense.  On December 2, 2008, the ESPP terminated by its own terms when all authorized shares available under the ESPP were distributed to employees pursuant to the ESPP.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

Note 9 — Fair Value Measurement

We record certain financial assets and liabilities on a recurring basis consistent with FAS 157.  The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the three-level fair value hierarchy established by FAS 157 as of December 31, 2008 (in thousands):

	Quoted Prices in Active Markets	Significant Observable Inputs	Signficant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Deferred compensation related investments	$3,917	$-	$-	$3,917

Liabilities:
Interest rate swaps	-	6,493	-	6,493
Deferred compensation related liabilities	3,917	-	-	3,917

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

During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans (“2006 interest rate hedge”). The interest payments under our credit facility term loans are based on LIBOR plus an applicable margin rate. To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge liability was $6.5 million at December 31, 2008. This amount will be released into earnings over the life of the 2006 interest rate hedge through periodic interest payments.  During 2008, we recorded a charge of $0.3 million for ineffectiveness related to this swap to the statement of operations.

During the second quarter of 2008, we purchased $125.0 million of our 2.50% Exchangeable Senior Subordinated Debentures, all of which were tendered to us.  These debentures had certain embedded derivative features that were required to be separately identified and recorded at fair value each period.  The fair value of these derivatives on issue of the debentures was $21.1 million and this amount was recorded as an original issue discount and accreted through interest expense from the date of issuance through May 15, 2008.  As a result of the purchase of the debentures, during the second quarter of 2008, we recorded a gain of $0.4 million to earnings for the remaining fair value of these derivatives.

During the second quarter of 2005, we entered into an interest rate swap agreement (“2005 interest rate swap”) in the notional amount of $100 million to manage exposure to interest rate risk associated with the variable rate portion of our credit facility. This agreement was not designated as a hedging instrument. During the second quarter of 2006, we sold the 2005 interest rate swap for $2.8 million.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

The following table summarizes our derivative activity (in thousands):

	Loss (Gain) on Derivative Instruments			Comprehensive Loss, Net of Tax
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Mark-to-Market Adjustments on:
2.5% Exchangeable Senior Subordinated Debentures	$(375)	$223	$47	$-	$-	$-
2005 interest rate swap	-	-	1,584	-	-	-
2006 interest rate hedge	270	-	-	(1,622)	(1,503)	(637)
Gain on sale of:
2005 interest rate swap	-	-	(2,816)	-	-	-
	$(105)	$223	$(1,185)	$(1,622)	$(1,503)	$(637)

Note 10 – Accumulated Other Comprehensive Income and Losses

The balance of related after-tax components comprising accumulated other comprehensive loss are summarized below (in thousands):

	December 31,
	2008	2007
Pension tax liability	$(5,740)	$(5,740)
Pension net loss	(24,849)	(5,914)
Pension prior service costs	(283)	(359)
Unrealized loss on derivatives	(3,762)	(2,140)
Accumulated other comprehensive loss	$(34,634)	$(14,153)

Note 11 — Retirement Plans

401(k) Plan

We provide a defined contribution plan (“401(k) Plan”) for almost all of our employees. We may make contributions to the 401(k) Plan on behalf of employee groups that are not covered by our defined benefit retirement plan matching 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. Contributions made by us vest in 20% annual increments until the employee is 100% vested after five years. We contributed $2.8 million, $2.7 million and $2.9 million to the 401(k) Plan in the years ended December 31, 2008, 2007 and 2006, respectively. We suspended our contributions to our 401(k) Plan for 2009.

Retirement Plan

We provide a defined benefit retirement plan to our employees who do not receive matching contributions from our Company to their 401(k) Plan accounts. Our defined benefit plan is a non-contributory plan under which we may make contributions either to a) traditional plan participants based on periodic actuarial valuations, which are expensed over the expected average remaining service lives of current employees, or b) cash balance plan participants based on 5% of each participant’s eligible compensation.

We adopted FAS 158 effective December 31, 2006, which required us to record the under-funded status of our defined benefit plan as a liability. The plan assets and benefit obligations of our defined benefit plan are recorded at fair value as of December 31, 2008.

We contributed $3.0 million, $3.0 million and $1.6 million to our pension plan for years ended December 31, 2008, 2007 and 2006, respectively. We anticipate contributing approximately $0.4 million to our pension plan in 2009 although we currently have no minimum funding requirements as defined by ERISA and federal tax laws.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

Information regarding the change in the projected benefit obligation, the accumulated benefit obligation and the change in the fair value of plan assets, are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$104,185	$106,507	$102,660
Service cost	2,254	2,244	2,207
Interest cost	6,403	6,038	5,823
Actuarial (gain) loss	1,278	(6,505)	(634)
Benefits paid	(3,941)	(4,099)	(3,549)
Projected benefit obligation, end of period	$110,179	$104,185	$106,507
Accumulated benefit obligation	$104,988	$98,847	$100,532

Change in plan assets
Fair value of plan assets, beginning of period	$86,080	$79,190	$72,481
Actual (loss) return on plan assets	(23,669)	7,828	8,645
Employer contributions	3,012	3,161	1,612
Benefits paid	(3,941)	(4,099)	(3,548)
Fair value of plan assets, end of period	$61,482	$86,080	$79,190

Unfunded status of the plan	$(48,697)	$(18,105)	$(27,317)
Total amount recognized as accrued benefit liability	$(48,697)	$(18,105)	$(27,317)

The following table includes the pension-related accounts recognized on the balance sheets and the components of accumulated other comprehensive loss related to the net periodic pension benefit costs as follows (in thousands):

	December 31,
	2008	2007

Other accrued expenses (current)	$(415)	$(61)
Other liabilities (long-term)	(48,282)	(18,044)
Total amount recognized as accrued pension benefit liability	(48,697)	(18,105)
Accumulated other comprehensive loss:
Net (gain) loss, net of tax benefit of $16,431 and $3,836 for the years ended December 31, 2008 and 2007, respectively	24,849	5,914
Prior service costs, net of tax benefit of $184 and $233 for the years ended December 31, 2008 and 2007, respectively	283	359
Net loss for discontinued operations	-	-
Pension tax liability	5,740	5,740
Accumulated other comprehensive loss related to net periodic pension benefit cost	$30,872	$12,013

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

The total net loss of $24.8 million, which is net of tax, relates to deferred actuarial losses from changes in discount rates, differences between actual and assumed asset returns and differences between actual and assumed demographic experience (rates of compensation increases, rates of turnover, retirement rates and mortality rates). The prior service costs of $0.3 million, which are net of tax, will be amortized and included in future pension expense over the average employee service period of approximately ten years. During 2009, we expect to amortize net losses of $0.8 million and prior service costs of $0.1 million, which are included in the accumulated other comprehensive loss, net of tax, at December 31, 2008. Components of net periodic pension benefit cost were (in thousands):

	Year Ended December 31,
	2008	2007	2006
Service cost	$2,254	$2,244	$2,207
Interest cost	6,403	6,038	5,824
Expected return on plan assets	(6,823)	(6,220)	(6,193)
Amortization of prior service cost	123	123	123
Amortization of net loss	243	1,182	1,461
Net periodic benefit cost	$2,200	$3,367	$3,422

Our expected future pension benefit payments for the next 10 years are as follows (in thousands):

For Years Ended December 31,
2009	$5,025
2010	5,217
2011	5,056
2012	5,137
2013	5,264
2014 through 2018	30,907

Weighted-average assumptions used to estimate our pension benefit obligations and to determine our net periodic pension benefit cost, and the actual long-term rate-of-return on plan assets are as follows:

	Year Ended December 31,
	2008	2007	2006
Discount rate used to estimate our pension benefit obligations	6.00%	6.25%	5.75%
Discount rate used to determine net periodic pension benefit costs	6.25%	5.75%	5.50%
Rate of compensation increase	4.50%	4.50%	4.50%
Expected long-term rate-of-return plan assets	8.25%	8.25%	8.25%
Actual long-term rate-of-return on plan assets	(27.6)%	9.90%	11.50%

We used the Citigroup Pension Discount Curve to select our discount rate, which we believe reflects the weighted rate of a theoretical high quality bond portfolio consistent with the duration of our pension liability.

We considered the current levels of expected returns on a risk-free investment, the historical levels of risk premium associated with each of our pension asset classes, the expected future returns for each of our pension asset classes and then weighted each asset class based on our pension plan asset allocation to derive an expected long-term return on pension plan assets.  During the year ended December 31, 2008, our actual long-term rate of return on plan assets was (27.6)%.  This significant loss is a result of the impact of the economic downturn and disruption in the capital and credit markets.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

Our pension expense is expected to be approximately $1.1 million for 2009. The decrease in expense is primarily due to the suspension of our contributions to the plan during 2009. For every 2.5% change in the actual return compared to the expected long-term return on pension plan assets, our 2009 pension expense will change by approximately $0.1 million. For every 0.25% change in the actual discount rate compared to the discount rate assumption for 2009, our 2009 pension expense will change by approximately $0.3 million.

Our investment objective is to achieve a consistent total rate-of-return that will equal or exceed our actuarial assumptions and to equal or exceed the benchmarks that we use for each of our pension plan asset classes including the S&P 500 Index, S&P Mid-cap Index, Russell 2000 Index, MSCI EAFE Index and the Lehman Brothers Aggregate Bond Index. The following asset allocation is designed to create a diversified portfolio of pension plan assets that is consistent with our target asset allocation and risk policy:

		Percentage of Plan Assets at December 31,
Asset Category	Target Allocation 2008	2008	2007
Equity securities	60-70%	57%	70%
Debt securities	30-40%	43%	30%
	100%	100%	100%

Note 12 — Restructuring

During the fourth quarter of 2008, we effected a restructuring that included a workforce reduction and the cancellation of certain syndicated television program contracts.  The total charge for the plan was $12.9 million, including $4.3 million for a workforce reduction of 144 employees and $8.6 million for the cancellation of the contracts.  We made cash payments of $3.6 million during the fourth quarter of 2008 related to these restructuring activities.  As of December 31, 2008, we had $9.4 million in accrued expenses and accounts payable in the consolidated balance sheet for this restructuring and expect to make cash payments of $8.0 million during the first quarter of 2009, $1.0 million during the remainder of 2009 and the remaining $0.4 million during 2010 and thereafter.

During the fourth quarter of 2006, we initiated a plan to centralize accounting for all of our 29 owned and/or operated stations and to eliminate or reduce other identified costs. The plan included a workforce reduction of 81 employees, primarily from our station business offices. We recorded a restructuring charge of $4.7 million for the year ended December 31, 2006.

During the year ended December 31, 2007, we expensed an additional $0.3 million for temporary labor costs incurred as we transitioned from a decentralized to a centralized accounting operation, we reduced our anticipated severance costs by $0.4 million for employees that remained with us in new positions and we paid approximately $4.3 million of severance and contractual costs related to this restructuring charge.

The activity for these restructuring charges are as follows (in thousands):

		Year Ended December 31, 2007			Year Ended December 31, 2008
	Balance as of December 31, 2006	Benefit	Payments	Balance as of December 31, 2007	Charges	Payments	Balance as of December 31, 2008
Severance and related	$3,982	$(74)	$4,056	$-	$4,322	$829	$3,493
Contractual and other	269	-	212	57	8,580	2,769	5,868
Total	$4,251	$(74)	$4,268	$57	$12,902	$3,598	$9,361

Note 13 — Related Party Transactions

Centennial Cable of Puerto Rico.  Centennial Cable of Puerto Rico, in which HMC had a substantial economic interest, provided our Puerto Rico operations with a barter agreement for advertising and promotional services which are reflected in our consolidated financial statements as discontinued operations for the year ended December 31, 2007.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

Note 14 — Commitments and Contingencies

Commitments

We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2017. In addition, we have entered into commitments for future syndicated entertainment and sports programming. Future payments for these non-cancelable operating leases and agreements, and future payments associated with syndicated television programs at December 31, 2008 are as follows (in thousands):

Year	Operating Leases and Agreements	Syndicated Television Programming	Total
2009	17,021	30,339	$47,360
2010	2,809	22,346	25,155
2011	1,684	17,268	18,952
2012	1,555	10,616	12,171
2013	617	3,825	4,442
Thereafter	853	-	853
Total obligations	24,539	84,394	108,933
Less recorded contracts	-	15,445	15,445
Future contracts	$24,539	$68,949	$93,488

Rent expense, resulting from operating leases, was $2.2 million in each of the years ended December 31, 2008, 2007 and 2006, respectively.

Contingencies

GECC Note

GECC provided debt financing for the joint venture between NBC Universal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter.  The GECC Note is an obligation of the joint venture. We have a 20% equity interest in the joint venture and NBC Universal has the remaining 80% equity interest, in which we and NBC Universal each have a 50% voting interest.  NBC Universal operates the two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement.  NBC Universal and GECC are both majority-owned subsidiaries of General Electric Co.  LIN TV has guaranteed the payment of principal and interest on the GECC Note.

Current general economic pressures have negatively affected the operating results of the television stations in the joint venture, resulting in a decline in cash flows.  The joint venture distributed cash to NBC Universal and us in the amount of $13 million, $12 million and $24 million for the years ended December 31, 2008, 2007 and 2006, respectively. The cash distributions for 2008 included nonrecurring cash proceeds of $12.6 million from the sale of broadcast towers.  The joint venture’s cash balances as of December 31, 2008 were $15.1 million.

NBC Universal and we have agreed that the joint venture will not distribute any cash to either NBC Universal or us in 2009 and will use a portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note in 2009.  We have agreed to waive the requirement of the joint venture to maintain debt service reserve cash balances of at least $15 million. If the current decline in advertising expenditures continues, we believe the joint venture may not generate sufficient cash flows from operations or from available cash balances to cover all of the interest payments on the GECC Note in 2009.  The annual interest expense on the GECC Note is $66.1 million.  We estimate that the cash available to the joint venture will be in the range of $1 million to $5 million less than the amount needed to pay interest on the GECC Note during the fourth quarter of 2009.  The actual cash shortfall could be greater than our current estimate. NBC Universal and we have agreed that if the joint venture does not have sufficient cash to cover 2009 interest payments on the GECC Note, we and NBC Universal will provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.  If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our credit facility. In addition, if the joint venture experiences further cash shortfalls beyond 2009, we may decide to fund such cash shortfalls, or to cover such shortfalls through further loans or equity contributions to the joint venture.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

The GECC Note is not an obligation of LIN TV or LIN Television or any of its subsidiaries. GECC’s only recourse, upon an event of default under the GECC Note, is to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the GECC Note.  An event of default under the GECC Note will occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due and payable, or to pay the principal amount on the maturity date.  If the joint venture fails to pay interest on the GECC Note, and neither NBC Universal nor we make a shortfall loan to cover the interest payment within 90 days of the date due and payable, an event of default would occur and GECC could accelerate the maturity of the entire amount due under the GECC Note.  Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBC Universal and us.

Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined (the “Guarantee Amount”) upon occurrence of the following events: a) there is an event of default; b) neither NBC Universal or us remedy the default; and c) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note.  Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between i) the total amount at which the joint venture’s assets were sold and ii) the principal amount and any unpaid interest due under the GECC Note.  As of December 31, 2008, we estimated that the fair value of the television stations in the joint venture to be approximately $300 million less than the outstanding balance of the GECC Note of $815.5 million.

We believe that it is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note during 2009, although there can be no assurances that such an event of default will not occur.  There are no financial or similar covenants in the GECC Note and, since both NBC Universal and we have agreed to fund interest payments if the joint venture is unable to do so in 2009, NBC Universal and we are able to control the occurrence of a default under the GECC Note.

However, if an event of default under the GECC Note occurs, LIN TV, which conducts all of its operations through its subsidiaries, could experience material adverse consequences, including:

•
GECC, after exhausting all remedies against the joint venture, could enforce its rights under the guarantee, which could cause LIN TV to determine that LIN Television should seek to sell material assets owned by it in order to satisfy LIN TV’s obligations under the guarantee;

•
GECC’s intiation of proceedings against LIN TV under the guarantee, if they result in material adverse consequences to LIN Television, would cause an acceleration of LIN Television’s credit facility and other outstanding indebtedness; and

•
if the GECC Note is prepaid because of an acceleration on default or otherwise, we would incur a substantial tax liability of approximately $271.3 million related to our deferred gain associated with the formation of the joint venture.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

Litigation

We are currently and from time-to-time involved in litigation incidental to the conduct of our business. In the opinion of our management, such litigation as of December 31, 2008 is not likely to have a material adverse effect on our financial position, results of operations or cash flows.

In November 2007, we assigned our option to acquire the outstanding shares of the entity holding the FCC license of KNVA-TV to a third party, Vaughan Media, LLC (“Vaughan Media”), as permitted by the terms of the option. We program KNVA-TV pursuant to a local marketing agreement with the entity holding KNVA-TV’s FCC license. Also, in November 2007, Vaughan Media exercised the option to acquire the shares of the licensee. In response, on December 10, 2007, the licensee, 54 Broadcasting, Inc., filed a complaint against us and Vaughan Media in the 53rd Judicial District Court of Travis County, Austin, Texas alleging that our assignment and the subsequent option exercise were not valid. The action was subsequently removed to the United States District Court, Western District of Texas, Austin Division.  On March 2, 2009, prior to the conclusion of the trial in this case, the parties reached a settlement and the case was dismissed with prejudice.  We agreed to make an additional option payment of $6 million to  54 Broadcasting, Inc. on the closing of the transfer of the shares of 54 Broadcasting, Inc. to Vaughan Media following FCC approval of the transaction.  We expect to assign the option to Vaughan Media, who will acquire control of 54 Broadcasting, Inc. at the closing. We expect this transaction to close in 2009.

Note 15 — Income Taxes

The (loss) income before income taxes was solely from domestic operations.  The (benefit from) provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$-	$792	$(1,199)
State	429	512	585
	429	1,304	(614)

Deferred:
Federal	(188,386)	15,098	(63,954)
State	(34,208)	1,810	(7,825)
	(222,594)	16,908	(71,779)
	$(222,165)	$18,212	$(72,393)

The following table reconciles the amount that would be calculated by applying the 35% federal statutory rate to (loss) income before income taxes to the actual (benefit from) provision for income taxes (in thousands):

	Year Ended December 31,
	2008	2007	2006

(Benefit) provision assuming federal statutory rate	$(368,394)	$16,357	$(99,103)
State taxes, net of federal tax benefit	(28,728)	1,926	(8,789)
Change in valuation allowance	39,036	(418)	4,084
Executive compensation	-	-	54
Impairment of goodwill	135,591	-	30,539
Other	330	347	822
	$(222,165)	$18,212	$(72,393)

Effective income tax rate on continuing operations	21.1%	39.0%	25.6%

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

The components of the net deferred tax liability are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax liabilities:
Deferred gain related to equity investment in NBC joint venture	$271,279	$259,172
Equity investments	-	3,564
Intangible assets	-	193,815
Property and equipment	14,781	16,872
Minority interest	677	376
Other	5,828	21,876
	292,565	495,675

Deferred tax assets:
Net operating loss carryforwards	(100,361)	(96,602)
Equity investments	(18,165)	-
Intangible assets	(30,609)	-
Other	(54,052)	(37,813)
Valuation allowance	52,324	13,288
	(150,863)	(121,127)
Net deferred tax liabilities	$141,702	$374,548

We maintain a valuation allowance related to our deferred tax asset position when management believes it is more likely than not that the net deferred tax assets will not be realized in the future.  Our valuation allowance was $52.3 million as of December 31, 2008, which represents an increase of $39.0 million for the year ended December 31, 2008.  Components of our valuation allowance were:

•	federal net operating loss carryforwards of $32.2 million;

•	state net operating loss carryforwards of $8.0 million;

•	state deferred tax assets of $1.2 million recorded in connection with the acquisitions of stations in 2005 and 2006; and

•	state deferred tax assets of $10.9 million related to the impairment of the broadcast licenses and goodwill.

At December 31, 2008, we had federal net operating loss carryforwards of approximately $263.9 million that begin to expire in 2021.

We recorded no amounts related to uncertain tax positions for the years ended December 31, 2008 and 2007.  We file a consolidated federal income tax return and we file numerous other consolidated and separate income tax returns in U.S. state jurisdictions and Puerto Rico.  Tax years 2004-2007 remain open to examination by major taxing jurisdictions.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

Note 16 – Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2008	2007

Accrued acquisition costs (See Note 2 "Acquisitions")	$3,605	$5,216
Accrued barter, net	4,831	1,327
Accrued compensation	6,614	6,754
Accrued contract costs	7,108	6,934
Accrued interest	4,535	5,018
Accrued purchase option (See Note 19 "Supplemental Disclosure of Cash Flow Information")	7,688	-
Accrued restructuring (See Note 12 "Restructuring")	9,361	57
Other accrued expenses	12,959	6,973
	$56,701	$32,279

Note 17 – Subsequent Events

We entered into a 10b5-1 plan during December 2008 to purchase a portion of our 6 ½% Senior Subordinated Notes and 6 ½% Senior Subordinated Notes – Class B notes. In December 2008, we purchased a notional amount of $26.1 million of such notes for an aggregate purchase price of $12.3 million, and through March 13, 2009, including the amounts purchased during 2008, we have purchased a total notional amount of $147.8 million of such notes for an aggregate purchase price of approximately $80.7 million.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

In June 2008, Banks Broadcasting signed a purchase agreement to sell KNIN-TV, a CW affiliate in Boise, for $8.0 million to Journal Broadcasting as previously described in Note 3 - "Discontinued Operations".  The FCC approved the transfer of the FCC license for this station to Journal Broadcasting in January 2009.  Although the sale was scheduled to close on March 11, 2009, Journal Broadcasting declined to close and has asserted that a condition to its obligation to close has not been satisfied.  Banks Broadcasting believes that all conditions to closing have been fully satisfied and that Journal Broadcasting has breached its obligation to complete the transaction.  Banks Broadcasting intends to pursue all rights and remedies available to it to complete the transaction in accordance with the terms of the agreement.

On February 16, 2009, Congress approved a proposal to postpone the upcoming transition from analog to digital television broadcasting by four months to June 12, 2009.  The delay in the conversion will cost us approximately $0.8 million to continue to operate certain of our stations in analog format. As of December 31, 2008, we have successfully established digital transmission facilities for all of our full-power stations.

On March 2, 2009, prior to the conclusion of the trial related to the complaint filed against us by 54 Broadcasting, Inc. as more fully described in Note 14 – Commitments and Contingencies, the parties reached a settlement and the case was dismissed with prejudice.  We agreed to make an additional option payment of $6 million to 54 Broadcasting, Inc. on the closing of the transfer of the shares of 54 Broadcasting, Inc. to Vaughan Media following FCC approval of the transaction as described in Note 19 "Supplemental Disclosure of Cash Flow Information".  We expect to assign the option to Vaughan Media, who will acquire control of 54 Broadcasting, Inc. at the closing. We expect this transaction to close in 2009.

Note 18 -Unaudited Quarterly Data

	Quarter Ended
	March 31, 2008		June 30, 2008		September 30, 2008		December 31, 2008

Net revenues	$93,064		$103,703		$98,804		$104,243
Operating income (loss)	15,574		(269,938	) (1)	24,541		(722,598	) (2)
Income (loss) from continuing operations	875		(215,759)		10,217		(625,720)
Income (loss) from discontinued operations	588	(3)	(208	) (3)	(196	)(3)	(161	) (3)
Net income (loss)	$1,463		$(215,967)		$10,021		$(625,881)

(1)
Includes an impairment charge of $297.0 million, including $185.7 million impairment to the carrying value of our broadcast licenses and $111.3 million impairment to the carrying values of our goodwill.

(2)
Includes an impariment charge of $732.2 million, including $413.9 million impairment to the carrying value of our broadcast licenses, $309.6 million impairment to the carrying values of our goodwill and $8.7 million for the write-off of certain broadcast assets that have become obsolete as a result of the DTV transition.

(3)	Includes the result of operations of Banks Broadcasting.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007		December 31, 2007

Net revenues	$91,804	$101,753	$93,740		$108,613
Operating income (loss)	15,557	22,580	17,658		54,562	(1)
Income (loss) from continuing operations	(1,585)	4,098	2,558		23,472
Income (loss) from discontinued operations	22,317	(584)	(825	) (2)	4,231
Net income (loss)	$20,732	$3,514	$1,733		$27,703

(1)
During the fourth quarter of 2007, we sold our 700 MHz licenses to Aloha Partners, L.P. for $32.5 million in cash.  The gain of approximately $25.8 million was included in our income from continuing operations.

(2)
We discovered during our 2007 year-end review process that a $3.1 million deferred tax liability, relating to an asset that had been fully-impaired for the six months ended June 30, 2006, had not been removed from our deferred tax liabilities as of June 30, 2006 nor was the benefit realized in our earning for the six months ended June 30, 2006.  The original asset to which the deferred tax liability related was a fair value adjustment of $7.7 million initially recorded at March 31, 2004, when we consolidated the broadcast licenses of Banks Broadcasting under the rules of FIN 46R.  We concluded that the effect of this $3.1 million adjustment was not material to the current year, or to the prior year.  Accordingly, the prior year financial statements have not been revised.  Instead, this adjustment of $3.1 million was recorded to the income (loss) from discontinued operations for the year ending December 31, 2007, since we reflected the operations of Banks Broadcasting as discontinued operations effective with the filing of our Form 10-Q for the period ending September 30, 2007.

LIN Television Corporation
Notes to Consolidated Financial Statements – (Continued)

Note 19 — Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2008	2007	2006
Supplemental cash flow information:
Cash paid for interest expense - continuing operations	$48,777	$55,644	$61,799

Cash paid for (refunded from) income taxes- continuing operations	1,152	862	262
Cash paid for income taxes- discontinued operations	(6)	621	5,337
Cash paid for income taxes	$1,146	$1,483	$5,599

Non-cash investing activities:
On March 2, 2009, we agreed to make an additional option payment of $6.0 million to 54 Broadcasting, Inc. upon transfer of the shares of 54 Broadcasting, Inc. to Vaughan Media.  In conjunction with this acquisition including legal fees, liabilities were assumed as follows:

Fair value of broadcast license acquired	$8,661
Cash paid	973
Liabilities assumed	$7,688

On July 26, 2006, we entered into an asset purchase agreement to acquire the broadcast license, operating assets and liabilities of KASA-TV for $55.0 million.  In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of broadcast license and operating assets acquired		$62,046
Cash paid (1)		(55,000)
Liabilities assumed		$7,046

On July 7, 2006, we acquired the broadcast license, operating assets and liabilities of WBPG-TV for $3.0 million. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of broadcast license and operating assets acquired		$3,004
Cash paid		(3,004)
Liabilities assumed		$-

(1)	We paid $2.7 million of the purchase price on July 26, 2006 and the balance of $52.3 million on February 22, 2007.

Note 20 – Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Operations	Deductions	Balance at End of Period
Allowance for doubtful accounts as of December 31, (in thousands):
2008	$1,640	$2,458	$1,337	$2,761
2007	1,208	1,709	1,277	1,640
2006	$1,148	$1,026	$966	$1,208
Valuation allowance on state and federal deferred tax assets as of December 31, (in thousands):
2008	$13,288	$39,036	$-	$52,324
2007	13,706	(418)	-	13,288
2006	$9,621	$4,085	$-	$13,706

Schedule I - Condensed Financial Information of the Registrant

LIN TV Corp.
Condensed Balance Sheets

	December 31,
	2008	2007
ASSETS
Investment in wholly-owned subsidiaries	$-	$688,256
Total assets	$-	$688,256

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accumulated losses in excess of investment in wholly-owned subsidiaries	$136,642	$-

Stockholders' (Deficit) Equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 29,733,672 and 29,130,173 shares at December 31, 2008 and 2007, respectively, issued and outstanding	294	292
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at December 31, 2008 and December 31, 2007, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at December 31, 2008 and December 31, 2007, respectively, issued and outstanding; convertible into an equal number of shares of Class A common stock	-	-
Additional paid-in-capital	1,101,919	1,096,455
Accumulated deficit	(1,239,090)	(408,726)
Total stockholders' (deficit) equity	(136,642)	688,256
Total liabilities and stockholders' (deficit) equity	$-	$688,256

LIN TV Corp.
Condensed Statement of Operations

	Year Ended December 31,
	2008	2007	2006

Share of (loss) income wholly-owned subsidiaries	$(830,364)	$53,682	$(234,500)
Net (loss) income	$(830,364)	$53,682	$(234,500)

Basic (loss) income per common share	$(16.33)	$1.07	$(4.78)
Diluted (loss) income per common share	$(16.33)	$1.01	$(4.78)

Weighted - average number of common shares outstanding used in calculating basic (loss) income per common share	50,865	50,468	49,012

Weighted - average number of common shares outstanding used in calculating diluted (loss) income per common share	50,865	55,370	49,012

LIN TV Corp.
Condensed Statement of Cash Flows

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net (loss) income	$(830,364)	$53,682	$(234,500)
Share of (loss) income in wholly-owned subsidiaries	830,364	(53,682)	234,500
Net cash used in operating activities	-	-	-
Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents at end of the period	$-	$-	$-

Independent Auditors’ Report

The Members

Station Venture Holdings, LLC:

We have audited the accompanying balance sheets of Station Venture Holdings, LLC (a limited liability company) (the Company) as of December 31, 2008 and 2007, and the related statements of operations, members’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Station Venture Holdings, LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, NY
March 16, 2009

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)
Balance Sheets
December 31, 2008 and 2007
(In thousands)
Assets	2008	2007
Current assets – cash	$15,104	15,298
Limited partnership interest in Station Venture Operations, LP (note 2)	215,258	230,301
Total assets	$230,362	245,599
Liabilities and Members’ Deficit
Current liabilities – accrued interest payable (note 3)	$362	725
Related-party note payable (note 3)	815,500	815,500
Total liabilities	815,862	816,225
Commitments and contingencies (note 4)
Members’ deficit	(585,500)	(570,626)
Total liabilities and members’ deficit	$230,362	245,599
See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)
Statements of Operations
Years ended December 31, 2008, 2007, and 2006
(In thousands)
	2008	2007	2006
Revenue:
Equity in income from limited partnership interest in Station Venture Operations, LP (note 2)	$64,101	76,800	92,496
Other income (expense):
Interest expense – related party (note 3)	(66,146)	(66,146)	(66,146)
Interest income	171	732	670
Total other expense	(65,975)	(65,414)	(65,476)
Net (loss) income	$(1,874)	11,386	27,020
See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)
Statements of Members’ Deficit
Years ended December 31, 2008, 2007, and 2006
(In thousands)
	NBC		Total
	Telemundo	LIN Television	members’
	License Co.	of Texas, LP	deficit
Balance at December 31, 2005	$210,899	(784,431)	(573,532)
Net income	21,513	5,507	27,020
Distributions	(19,109)	(4,891)	(24,000)
Balance at December 31, 2006	213,303	(783,815)	(570,512)
Net income	9,066	2,320	11,386
Distributions	(9,156)	(2,344)	(11,500)
Balance at December 31, 2007	213,213	(783,839)	(570,626)
Net loss	(1,492)	(382)	(1,874)
Distributions	(10,351)	(2,649)	(13,000)
Balance at December 31, 2008	$201,370	(786,870)	(585,500)
See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)
Statements of Cash Flows
Years ended December 31, 2008, 2007, and 2006
(In thousands)
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,874)	11,386	27,020
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in income from limited partnership interest in Station Venture Operations, LP	(64,101)	(76,800)	(92,496)
Distributions from limited partnership interest in Station Venture Operations, LP	79,144	80,298	90,773
Current liabilities	(363)	—	—
Net cash provided by operating activities	12,806	14,884	25,297
Net cash flows used in financing activities:
Distributions	(13,000)	(11,500)	(24,000)
(Decrease) increase in cash	(194)	3,384	1,297
Cash at beginning of year	15,298	11,914	10,617
Cash at end of year	$15,104	15,298	11,914

Supplemental cash flow information:
Cash paid for interest	$66,509	66,146	66,146
See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 31, 2008 and 2007
(Dollars in thousands)

(1)	Descriptions of Business and Summary of Significant Accounting Policies

(a)	Description of Business

Station Venture Holdings, LLC (the Company) is a Delaware limited liability company incorporated in 1998. The Company is 79.62% owned by NBC Telemundo License Co. (NBCTL), an indirect subsidiary of NBC Universal, Inc. (NBCU) and 20.38% owned by LIN Television of Texas, LP (LIN-Texas), a wholly owned subsidiary of LIN Television (LIN TV).  Voting control of the Company is shared equally between NBCTL-Co. and LIN TV.

The Company holds a noncontrolling 99.75% limited partnership interest in Station Venture Operations, LP (Station Venture Operations). Under the terms of the Company’s LLC agreement, the members of the Company (NBCTL and LIN-Texas) have agreed to maintain certain cash levels to cover interest and principal payments. Furthermore, the Company is solely liable for any loan or related agreement, debt obligation, or liability and no member is personally obligated, solely as result of being a member, except as discussed in Note 3.

The term of the Company ends on March 2, 2023, unless dissolved earlier.

Net earnings and losses from operations and distributions are allocated to the members in proportion to each member’s relative ownership interest. Gain or loss upon sale of the Company’s assets is to be allocated in a manner that will cause the members’ capital accounts to be in proportion to the members’ relative ownership percentages prior to distribution of the proceeds from the sale.

The current economic environment has negatively impacted the demand for advertising within the markets served by Station Venture Operations.  The Company currently does not anticipate that its interest in Station Venture Operations will generate sufficient cash flow to meet the Company's interest obligations under the $815,500,000 term loan (the Note).  As such, the Company’s members have waived the restricted cash requirement of $15 million, indefinitely.  The Company has also received commitments from NBCU and LIN TV stating that they will each provide funding in an amount equal to the difference between the cash available and the interest payable under the Note through April 1, 2010 based on their respective ownership interests.  All amounts received by the Company under these parent support arrangements are payable from first available cash after the payment of interest under the Note. Any amounts received by the Company under these commitments require repayment only when the Company has adequate cash to make such repayments.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 31, 2008 and 2007
(Dollars in thousands)

(b)	Cash

Cash balances are exposed to a concentration of credit risk. Concentration of credit risk is limited, as the Company maintains primary banking relationships with high-credit quality and federal insured institutions. The Company has not experienced any losses in such accounts.

(c)	Limited Partnership Interest in Station Venture Operations, LP

The Company’s limited partnership interest in Station Venture Operations is a noncontrolling investment and, accordingly, is accounted for by the equity method as NBCTL maintains all voting control in Station Venture Operations, subject to certain protective rights held by the Company.

The Company regularly reviews its limited partnership interest in Station Venture Operations for impairment based on both quantitative and qualitative criteria that include the extent to which the carrying value exceeds its related market value, the duration of the market decline, its intent and ability to hold to maturity or until forecasted recovery, and the financial health and specific prospects of Station Venture Operations.

(d)	Fair Value of Financial Instruments

The carrying amounts of cash and accrued interest payable are considered to be representative of their respective fair values because of the short-term nature of these financial instruments. The fair value of long-term debt cannot be reasonably determined due to the related-party nature of the Note.

(e)	Income Taxes

As a limited liability company, the Company is treated as a partnership for federal and state income tax purposes and, accordingly, its income or loss is taxable directly to its members.

(f)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)
Notes to Financial Statements
December 31, 2008 and 2007
(Dollars in thousands)
(2)	Limited Partnership Interest in Station Venture Operations, LP

The Company holds a 99.75% limited partnership interest in Station Venture Operations. Station Venture Operations operates two television stations serving the San Diego, California and Dallas-Ft. Worth, Texas areas. Initial capital contributions in Station Venture Operations totaled $254,222 of which, $252,012 was contributed by the Company and $2,210 was contributed by NBCTL.

Summarized balance sheets for Station Venture Operations at December 31, 2008 and 2007 are as follows:

Assets	2008	2007
Cash	$5,807	$817
Accounts receivable, net and other	27,883	39,771
Property and equipment, net	19,195	21,785
Goodwill, net	186,169	186,169
	$239,054	$248,542

Liabilities and Partners’ Capital
Accounts payable and other	$13,313	$7,900
Due to affiliates, net	8,368	8,190
Partners’ captial	217,373	232,452
	$239,054	$248,542

Summarized statements of operations for Station Venture Operations for each of the years in the three-year period ended December 31, 2008 are as follows:

	2008	2007	2006
Net revenue	$139,200	$157,242	$169,514
Other expenses, net	(74,938)	(80,250)	(76,786)
Net income	$64,262	$76,992	$92,728
Company's share of net income	$64,101	$76,800	$92,496

(3)	Related-Party Note Payable

Related-party note payable at December 31, 2008 and 2007 is as follows:

	2008	2007
Note Payable, dated March 2, 1998, to General Electric Capital Corp. (GECC), a wholly owned subsidiary of GE, interest payable quarterly through March 2, 2023, bearing interest at 8% until March 2, 2013 and thereafter at 9%; maturing on March 2, 2023	$815,500	$815,500

At December 31, 2008 and 2007, the Note payable of $815,500, due March 2023, represents long-term debt contributed by LIN-Texas upon formation of the Company. The Company may, without penalty, prepay this Note payable. This Note payable is guaranteed by LIN TV. Occurrence of any event of default allows GECC to increase the interest rate, accelerate payment of the loan and/or terminate future funding, in addition to the exercise of legal remedies, including foreclosing on collateral. Substantially all of the Company’s assets are pledged to GECC as collateral.

Interest expense totaled $66,146 in each of the years in the three-year period ended December 31, 2008. At December 31, 2008 and 2007, interest payable to GECC totaled $362 and $725, respectively.

(4)	Commitments and Contingencies

From time to time, the Company maybe subject to routine litigation incidental to its business. Management believes, based in part on the advice of legal counsel, that the results of pending legal proceedings will not materially affect the Company’s financial position, results of operations, or liquidity.