Form 10-Q
period 2009-09-30
LIN TELEVISION CORP; LIN TV CORP
filed 2009-11-03
CIK 931058, 1166789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

Commission file number: 001-31311	Commission file number: 000-25206

LIN Television
LIN TV Corp.	Corporation
(Exact name of registrant as	(Exact name of registrant as
specified in its charter)	specified in its charter)

Delaware	Delaware
(State or other jurisdiction of	(State or other jurisdiction of
incorporation or organization)	incorporation or organization)

05-0501252	13-3581627
(I.R.S. Employer	(I.R.S. Employer
Identification No.)	Identification No.)

Four Richmond Square, Suite 200, Providence, Rhode Island 02906
(Address of principal executive offices)

(401) 454-2880
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

LIN TV Corp. Class A common stock, $0.01 par value, outstanding at October 28, 2009: 28,810,510 shares
LIN TV Corp. Class B common stock, $0.01 par value, outstanding at October 28, 2009: 23,502,059 shares.
LIN TV Corp. Class C common stock, $0.01 par value, outstanding at October 28, 2009: 2 shares.
LIN Television Corporation common stock, $0.01 par value, outstanding at October 28, 2009: 1,000 shares.

Part I. Financial Information
Item 1. Unaudited Consolidated Financial Statements of LIN TV Corp.

LIN TV Corp.
Consolidated Balance Sheets
(unaudited)
	September 30,	December 31,
	2009	2008
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,762	$20,106
Restricted cash	2,000	-
Accounts receivable, less allowance for doubtful accounts (2009 - $2,652; 2008 - $2,761)	61,927	68,277
Program rights	2,256	3,311
Assets held for sale	-	430
Other current assets	5,705	5,045
Total current assets	83,650	97,169
Property and equipment, net	166,420	180,679
Deferred financing costs	9,304	8,511
Program rights	1,982	3,422
Goodwill	114,486	117,159
Broadcast licenses and other intangible assets, net	392,856	430,142
Assets held for sale	-	8,872
Other assets	4,008	6,640
Total assets	$772,706	$852,594

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$15,900	$15,900
Accounts payable	4,666	7,988
Accrued expenses	45,727	56,701
Program obligations	10,789	10,109
Liabilities held for sale	-	429
Total current liabilities	77,082	91,127
Long-term debt, excluding current portion	664,924	727,453
Deferred income taxes, net	153,382	141,702
Program obligations	2,512	5,336
Other liabilities	63,219	69,226
Total liabilities	961,119	1,034,844

Stockholders' Deficit:
Class A common stock, $0.01 par value, 100,000,000 shares authorized,
Issued: 29,684,218 and 29,733,672 shares at September 30, 2009 and December 31, 2008, respectively
Outstanding: 27,877,790 and 27,927,244 shares at September 30, 2009 and December 31, 2008, respectively	294	294
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at September 30, 2009 and December 31, 2008, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at September 30, 2009 and December 31, 2008, respectively, issued and outstanding; convertible into an equal number of shares of Class A common stock	-	-
Treasury stock, 1,806,428 shares of Class A common stock at September 30, 2009 and December 31, 2008, at cost	(18,005)	(18,005)
Additional paid-in capital	1,103,364	1,101,919
Accumulated deficit	(1,240,739)	(1,239,090)
Accumulated other comprehensive loss	(33,562)	(34,634)
Total stockholders' deficit	(188,413)	(189,281)
Preferred stock of Banks Broadcasting, Inc.	-	7,031
Total deficit	(188,413)	(182,250)
Total liabilities, preferred stock and stockholders' deficit	$772,706	$852,594

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.
Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)

Net revenues	$81,371	$98,804	$238,363	$295,571

Operating costs and expenses:
Direct operating	25,635	28,977	79,083	88,666
Selling, general and administrative	24,727	28,321	75,089	85,157
Amortization of program rights	6,317	5,856	18,221	17,620
Corporate	4,206	3,683	13,193	14,922
Depreciation	7,561	7,308	23,135	22,125
Amortization of intangible assets	24	44	64	228
Impairment of goodwill and broadcast licenses	-	-	39,894	296,972
Restructuring charge	-	-	498	-
(Gain) loss from asset dispositions	(886)	74	(3,544)	(296)
Operating income (loss)	13,787	24,541	(7,270)	(229,823)

Other expense (income):
Interest expense, net	11,259	13,241	32,314	41,554
Share of loss (income) in equity investments	2,000	(662)	2,000	(861)
Loss (income) on extinguishment of debt	-	491	(50,149)	4,195
Other, net	(232)	1,036	(176)	622
Total other expense (income), net	13,027	14,106	(16,011)	45,510

Income (loss) from continuing operations before provision for income taxes	760	10,435	8,741	(275,333)
Provision for (benefit from) income taxes	1,635	218	9,944	(70,666)
(Loss) income from continuing operations	(875)	10,217	(1,203)	(204,667)
Discontinued operations:
(Loss) income from discontinued operations, net of gain from the sale of discontinued operations of $11 for the nine months ended September 30, 2009 and net of provision for income taxes of $74 for the three months ended September 30, 2008, and net of (benefit from) provision for income taxes of $(628) and $215 for the nine months ended September 30, 2009 and 2008, respectively	-	(196)	(446)	184
Net (loss) income	$(875)	$10,021	$(1,649)	$(204,483)
Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.02)	$0.20	$(0.02)	$(4.04)
(Loss) income from discontinued operations, net of tax	-	-	(0.01)	0.01
Net (loss) income	$(0.02)	$0.20	$(0.03)	$(4.03)
Weighted - average number of common shares outstanding
used in calculating basic (loss) income per common share	51,367	50,620	51,371	50,714

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.02)	$0.20	$(0.02)	$(4.04)
(Loss) income from discontinued operations, net of tax	-	-	(0.01)	0.01
Net (loss) income	$(0.02)	$0.20	$(0.03)	$(4.03)

Weighted - average number of common shares outstanding
used in calculating diluted (loss) income per common share	51,367	50,620	51,371	50,714

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.
Consolidated Statements of Stockholders' Deficit and Comprehensive Loss
(unaudited)
(in thousands)

								Accumulated Other	Total	Preferred Stock
		Class A	Class B	Class C	Treasury Stock Additional Paid- Accumulated			Comprehensive	Stockholders'	of Banks	Comprehensive
	Total Deficit	Amount	Amount	Amount	(at cost)	In Capital	Deficit	Loss	Deficit	Broadcasting	Loss
Balance at December 31, 2008	$(182,250)	$294	$235	$-	$(18,005)	$1,101,919	$(1,239,090)	$(34,634)	$(189,281)	$7,031
Amortization of prior service cost, net of tax of $9	14	-	-	-	-	-	-	14	14	-	14
Amortization of net loss on pension plan assets, net of tax of $50	74	-	-	-	-	-	-	74	74	-	74
Unrealized loss on cash flow hedge, net of tax of $653	984	-	-	-	-	-	-	984	984	-	984
Stock-based compensation, continuing operations	1,445	-	-	-	-	1,445	-	-	1,445	-
Distribution to minority shareholders	(2,644)	-	-	-	-	-	-	-	-	(2,644)
Net loss	(6,036)	-	-	-	-	-	(1,649)	-	(1,649)	(4,387)	(1,649)
Comprehensive loss - September 30, 2009											$(577)
Balance at September 30, 2009	$(188,413)	$294	$235	$-	$(18,005)	$1,103,364	$(1,240,739)	$(33,562)	$(188,413)	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIN TV Corp.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(unaudited)
(in thousands)

								Accumulated Other	Total	Preferred Stock
		Class A	Class B	Class C	Treasury Stock Additional Paid- Accumulated			Comprehensive	Stockholders'	of Banks	Comprehensive
	Total Equity	Amount	Amount	Amount	(at cost)	In Capital	Deficit	Loss	Equity	Broadcasting	Loss
Balance at December 31, 2007	$665,144	$292	$235	$-	$(18,005)	$1,096,455	$(408,726)	$(14,153)	$656,098	$9,046
Amortization of prior service cost, net of tax of $36	54	-	-	-	-	-	-	54	54	-	54
Amortization of net loss on pension plan assets, net of tax of $57	87	-	-	-	-	-	-	87	87	-	87
Unrealized loss on cash flow hedge, net of tax of $123	184	-	-	-	-	-	-	184	184	-	184
Exercises of employee and director stock based compensation	1,185	1	-	-	-	1,184		-	1,185	-
Stock-based compensation, continuing operations	3,573	-	-	-	-	3,573	-	-	3,573	-
Stock-based compensation, discontinued operations	8					8		-	8	-
Tax benefit from stock option exercises	134	-	-	-	-	134		-	134	-
Net loss	(206,434)	-	-	-	-	-	(204,483)	-	(204,483)	(1,951)	(204,483)
Comprehensive loss - September 30, 2008											$(204,158)
Balance at September 30, 2008	$463,935	$293	$235	$-	$(18,005)	$1,101,354	$(613,209)	$(13,828)	$456,840	$7,095

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIN TV Corp.
Consolidated Statements of Cash Flows
(unaudited)
	Nine Months Ended September 30,
	2009	2008
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(1,649)	$(204,483)
Loss (income) from discontinued operations	446	(184)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	23,135	22,125
Amortization of intangible assets	64	228
Impairment of goodwill, broadcast licenses and broadcast equipment	39,894	296,972
Amortization of financing costs and note discounts	2,945	4,782
Amortization of program rights	18,221	17,620
Program payments	(18,322)	(19,909)
(Gain) loss on extinguishment of debt	(50,149)	4,195
Share of loss (income) in equity investments	2,000	(861)
Deferred income taxes, net	10,462	(71,082)
Stock-based compensation	1,615	3,583
Gain from asset dispositions	(3,539)	(296)
Other, net	2,120	25
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	6,350	11,602
Other assets	(164)	2,104
Accounts payable	(3,322)	(6,822)
Accrued interest expense	5,914	8,889
Other accrued expenses	(17,220)	(2,076)
Net cash provided by operating activities, continuing operations	18,801	66,412
Net cash used in operating activities, discontinued operations	(101)	(1,142)
Net cash provided by operating activities	18,700	65,270

INVESTING ACTIVITIES:
Capital expenditures	(4,772)	(16,314)
Cash paid for broadcast license rights	(7,561)	-
Change in restricted cash	(2,000)	-
Distributions from equity investments	-	2,649
Other investments, net	-	401
Net cash used in investing activities, continuing operations	(14,333)	(13,264)
Net cash provided by (used in) investing activities, discontinued operations	5,875	(693)
Net cash used in investing activities	(8,458)	(13,957)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock based compensation	-	1,183
Proceeds from borrowings on long-term debt	81,000	115,000
Principal payments on long-term debt	(93,280)	(190,025)
Payment of long-term debt financing costs	(3,662)	(1,232)
Net cash used in financing activities, continuing operations	(15,942)	(75,074)
Net cash used in financing activities, discontinued operations	(2,644)	-
Net cash used in financing activities	(18,586)	(75,074)

Net decrease in cash and cash equivalents	(8,344)	(23,761)
Cash and cash equivalents at the beginning of the period	20,106	40,031
Cash and cash equivalents at the end of the period	$11,762	$16,270

Supplemental schedule of non-cash investing activities: Accrual for estimated loan to the joint venture with NBC Universal for cash flow shortfalls	$2,000	$-
The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

LIN TV Corp. (“LIN TV”), together with its subsidiaries, including LIN Television Corporation (“LIN Television”), is a television station group operator in the United States. In these notes, the terms “Company,” “LIN TV,” “we,” “us” or “our” mean LIN TV Corp. and all subsidiaries included in our unaudited consolidated financial statements.

Financial Condition

Our operating plan for the next 12 months requires that we generate cash from operations, utilize borrowings, and repay amounts, including mandatory repayments of term loans under our credit facility. Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) we generate from our operations.   During the six months ended June 30, 2009, we experienced declines in revenues compared to the same periods in 2008, which were in excess of our original 2009 plan.  As a result, and to ensure continued compliance with the financial covenants in our credit agreement, on July 31, 2009 we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, and banks and financial institutions party thereto. For further information regarding the terms of the Amended Credit Agreement see Note 5 – “Debt”.  As of September 30, 2009, we were in compliance with all financial and non-financial covenants in our credit agreement.

During the three months ended September 30, 2009, we continued to experience declines in revenues compared to the same periods in 2008.  These declines in revenues were in excess of our original 2009 plan and we anticipate continued weakness in revenues during the remainder of this year.

Our joint venture with NBC Universal continues to be adversely impacted by the current economic downturn.  Under an agreement we reached with NBC Universal, the joint venture may access the existing $15.0 million debt service reserve fund, defer management fees to conserve cash balances, and borrow funds under shortfall loans provided by us and NBC Universal through April 1, 2010, if the joint venture does not have sufficient cash to cover interest obligations under the General Electric Capital Corporation (“GECC”) Note.  Our obligation under the shortfall funding agreement is to provide the joint venture with a shortfall loan on the basis of our 20.38 percentage of economic interest in the joint venture.  During the nine months ended September 30, 2009, the joint venture used approximately $12.9 million of the existing debt service cash reserves, leaving approximately $2.2 million available.  Based on the most recent 2009 forecast provided by the joint venture, there will be an estimated debt service shortfall through December 31, 2009 of $3.0 to $5.0 million.  Additionally, based on current discussions with the joint venture, we estimate an additional shortfall of $5.0 to $7.0 million for the first quarter of 2010.  As a result, as of September 30, 2009, we have accrued $2.0 million for our portion of the estimable and probable obligations under the shortfall funding agreement which expires on April 1, 2010.  Due to the uncertainty surrounding the joint venture’s ability to repay the shortfall loan, we have concurrently impaired the loan as of September 30, 2009.  We plan to use our available cash balances or available borrowings under our credit facility to fund any shortfall loan.

The joint venture has not provided a forecast for 2010, and we have not had any discussions with NBC Universal regarding how, if at all, we and NBC Universal may share responsibility for any shortfall in cash at the joint venture to cover interest obligations under the GECC Note after April 1, 2010.  If the joint venture experiences further cash shortfalls beyond April 1, 2010, it is possible that we could decide to fund a portion of such cash shortfalls through further loans or equity contributions to the joint venture, subject to compliance with restrictions under our senior credit facility and the indentures governing our senior notes.  We have not accrued for any shortfalls beyond April 1, 2010 as these amounts have been determined to be neither probable nor estimable.  If the joint venture defaults on its obligations to pay interest under the GECC Note, GECC would have the right to exercise its remedies under such note, including enforcing our guarantee of such note.  Refer to Note 14 – "Commitments and Contingencies" in our Annual Report on Form 10-K for further information on the organization of the joint venture and the consequences of an event of default under the GECC Note by the joint venture to us as it relates to our guarantee of the GECC Note.

Basis of Presentation

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Our significant accounting policies are described below.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (collectively, the “Codification”). The Codification establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards relating to U.S. GAAP.

Our consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain financial statement accounts have been reclassified in the prior period financial statements to conform to the current period financial statement presentation.

In the opinion of management, the accompanying unaudited interim financial statements contain all normal recurring adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. Due to seasonal fluctuations and other factors, the interim results of operations are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and the notes to the unaudited consolidated financial statements. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, stock-based-compensation, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, litigation and net assets of businesses acquired.

Changes in Classifications

In December 2007, the FASB issued ASC 810-10 “Non-controlling Interests in Consolidated Financial Statements”, which amends ARB 51, “Consolidated Financial Statements”. (“ASC 810-10”). ASC 810-10 is effective for quarterly and annual reporting periods that begin after December 15, 2008. ASC 810-10 establishes accounting and reporting standards with respect to non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests. The significant requirements under ASC 810-10 are the reporting of the non-controlling interests separately in the equity section of the balance sheet and the reporting of the net income or loss of the controlling and non-controlling interests separately on the face of the statement of operations. We adopted ASC 810-10 effective January 1, 2009, and as a result, reclassified the preferred stock of Banks Broadcasting, Inc. (“Banks Broadcasting”), representing a non-controlling interest, to the equity section of our balance sheet.

Net Earnings per Common Share

Basic earnings per share (“EPS”) is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options, vesting of restricted shares and the potential common shares from the assumed conversion of the contingently convertible debt only in periods in which such effect would have been dilutive.

For the three and nine months ended September 30, 2009 and 2008, because the Company incurred a net loss, there was no difference between basic and diluted income per share.  As a result of the net loss, all potential common shares from the exercise of stock options, the vesting of restricted stock and the potential common shares from the assumed conversion of the contingently convertible debt were anti-dilutive.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-15 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASC 470-20”). ASC 470-20 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. ASC 470-20 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. We plan to adopt ASC 470-20 effective June 30, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

In August 2009, the FASB issued ASU 2009-05 “Measuring Liabilities at Fair Value” (“ASC 820-10”). ASC 820-10 is effective for the first reporting period, including interim periods, beginning after issuance. ASC 820-10 clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. ASC 820-10 becomes effective for us on October 1, 2009.  We adopted ASC 820-10 effective September 30, 2009, and it did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”).  FAS 167 is effective for interim and annual reporting periods beginning after November 15, 2009. FAS 167 amends certain guidance in FIN 46(R) to eliminate the exemption for special purpose entities, require a new qualitative approach for determining who should consolidate a variable interest entity and change the requirement for when to reassess who should consolidate a variable interest entity. We plan to adopt FAS 167 effective January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued FAS 166 “Accounting for Transfers of Financial Assets – an amendment of FAS Statement No. 140” (“FAS 166”). FAS 166 is effective for interim and annual reporting periods beginning after November 15, 2009 and must be applied to transfers occurring on or after the effective date.  FAS 166 clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. We plan to adopt FAS 166 effective January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

In May 2009, the FASB issued ASC 855-10 “Subsequent Events” (“ASC 855-10”). ASC 855-10 is effective for interim and annual reporting periods ending after June 15, 2009. ASC 855-10 introduces the concept of financial statements being available to be issued and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted ASC 855-10 effective June 30, 2009 and included the required disclosure in Note 14 – “Subsequent Events”. ASC 855-10 did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued ASC 825-10, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”), which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  We adopted the provisions of ASC 825-10 by including the required additional financial statement disclosures as of June 30, 2009 in Note 6 – Derivative Financial Instruments and Note 7 - Fair Value Measurement.  The adoption of ASC 825-10 had no financial impact on our financial position or results of operations.

Also in April 2009, the FASB issued ASC 320-10, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC 320-10”), to change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings.  ASC 320-10 also requires enhanced disclosures, including the Company’s methodology and key inputs used for determining the amount of credit losses recorded in earnings. We adopted ASC 320-10 during the second quarter of 2009 and the adoption had no impact on our financial position or results of operations.

Additionally, in April 2009 the FASB issued ASC 820-10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10”). ASC 820-10 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. ASC 820-10 also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). We adopted ASC 820-10 during the second quarter of 2009.  The adoption of ASC 820-10 had no impact on our financial position or results of operations.  See Note 4 (Fair Value) for further detail.

Effective January 1, 2009, the Company adopted ASC 805-10, “Business Combinations” (“ASC 805-10”). ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of ASC 805-10 did not have a material impact on our financial position or results of operations as of or for the period ended September 30, 2009.

In December 2008, the FASB issued ASC 715-10, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“ASC 715-20”). ASC 715-20 is effective for fiscal years ending after December 15, 2009. ASC 715-20 increases disclosure requirements related to an employer’s defined benefit pension or other postretirement plans.  We plan to adopt ASC 715-10 effective December 31, 2009, and we do not expect it to have a material impact on our financial position or results of operations.

In November 2008, the FASB issued ASC 605-25, “Revenue Arrangements with Multiple Deliverables” (“ASC 605-25”). ASC 605-25 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 31, 2009 and shall be applied on a prospective basis.  Earlier application is permitted as of the beginning of a fiscal year. ASC 605-25 addresses some aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We plan to adopt ASC 605-25 effective December 31, 2009, and we do not expect it to have a material impact on our financial position or results of operations.

Note 2 — Discontinued Operations

Our consolidated financial statements reflect the operations, assets and liabilities of Banks Broadcasting as discontinued for all periods presented.

Banks Broadcasting

On April 23, 2009, Banks Broadcasting completed the sale of KNIN-TV, a CW affiliate in Boise, for $6.6 million to Journal Broadcast Corporation. As a result of the sale we received, on the basis of our economic interest in Banks Broadcasting, a distribution of $2.6 million during the quarter ended June 30, 2009. The operating loss for the nine months ended September 30, 2009 includes an impairment charge of $1.9 million to reduce the carrying value of broadcast licenses to fair value based on the final sale price of KNIN-TV of $6.6 million. Net loss included within discontinued operations for the nine months ended September 30, 2009 reflects our 50% share of net losses of Banks Broadcasting, net of taxes, through the April 23, 2009 disposal date.

Banks Broadcasting distributed $2.5 million to us for the nine months ended September 30, 2008.  We provided no capital contributions to Banks Broadcasting during either the three or nine months ended September 30, 2009 and 2008.

Following the sale of KNIN-TV on April 23, 2009, substantially all of the assets of Banks Broadcasting had been liquidated.

The following presents summarized information for the discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net revenues	$-	$680	$823	$2,247
Operating (loss) income	-	(190)	(3,141)	919
Net (loss) income	-	(196)	(446)	184

Note 3 — Equity Investments

Joint Venture with NBC Universal

We own a 20.38% interest in Station Venture Holdings, LLC (“SVH”), a joint venture with NBC Universal, and account for our interest using the equity method as we do not have a controlling interest. SVH wholly owns Station Venture Operations, LP (“SVO”), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture. The following presents the summarized financial information of SVH (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Cash distributions to SVH from SVO	$9,150	$23,940	$36,402	$62,888

Income to SVH from SVO	$9,180	$19,922	$18,409	$53,879
Other expense, net (primarily interest on the GECC note)	(16,491)	(16,672)	(49,473)	(49,655)
Net (loss) income of SVH	$(7,311)	$3,250	$(31,064)	$4,224

Cash distributions to us	$-	$1,630	$-	$2,649

During the three and nine months ended September 30, 2009, we did not recognize our 20.38% share of SVH’s net loss, because the investment was written down to zero during the year ended December 31, 2008.  SVH had cash on hand of $2.2 million and $15.1 million as of September 30, 2009 and December 31, 2008, respectively.

During the quarter ended September 30, 2009, we recognized a contingent liability of $2.0 million based on our estimate of amounts that we expect to loan to the SVH joint venture pursuant to our shortfall funding agreement with NBC Universal, as discussed further in Note 1 and Note 13 – “Commitments and Contingencies”.  Because of uncertainty surrounding the joint venture’s ability to repay the shortfall loan, we concluded that it is more likely than not that the amount of the accrued shortfall loan will not be recovered within a reasonable period of time, and therefore, the loan was fully impaired.  Accordingly, we recognized a charge of $2.0 million, which has been classified as Share of loss (income) in equity investments during the quarter ended September 30, 2009 to reflect the impairment of the loan.

Note 4 — Intangible Assets

The following table summarizes the carrying amount of intangible assets (in thousands):

	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$114,486	$-	$117,159	$-
Broadcast licenses	391,803	-	429,024	-
Intangible assets subject to amortization (1)	7,796	(6,743)	7,796	(6,678)
Total intangible assets	$514,085	$(6,743)	$553,979	$(6,678)
_________

(1)
Intangibles subject to amortization are amortized on a straight line basis and include acquired advertising contracts, advertiser lists, advertiser relationships, favorable operating leases, tower rental income leases, option agreements and network affiliations.

We recorded an impairment charge of $39.9 million during the second quarter of 2009 that included an impairment to the carrying values of our broadcast licenses of $37.2 million, relating to 26 of our television stations; and an impairment to the carrying values of our goodwill of $2.7 million, relating to two of our television stations. As required by ASC 350-10, “Goodwill and Other Intangible Assets”, we tested for impairment of our indefinite lived intangible assets at June 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. The need for an impairment analysis at June 30, 2009 was triggered by the continued decline in advertising revenue at certain of our stations, due to the ongoing effects of the economic downturn, that resulted in downward adjustments to their respective forecasts.

We used the income approach to test our broadcast licenses for impairments as of June 30, 2009 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following adjustments: a) the discount rate was adjusted from 11.0% to 12.0%; b) average market growth rate was adjusted from 1.0% to 0.2%; and c) average operating profit margins were adjusted from 26.6% to 30.5%.

We used the income approach to test goodwill for impairments as of June 30, 2009 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following adjustments: a) the discount rate was adjusted from 14.5% to 15.0%; b) average market growth rate was adjusted from 1.0% to 0.5%; and c) average operating profit margins were adjusted from 34.0% to 36.4%.

These assumptions are based on the actual historical performance of our stations and management’s estimates of future performance of our stations. The increase in the discount rate used for our broadcast licenses and goodwill reflects an increase in the average beta for the public equity of companies in the television and media sector since December 31, 2008. The changes in the market growth rates and operating profit margins for both our broadcast licenses and goodwill reflect changes in the outlook for advertising revenues in certain markets where our stations operate.

Determining the fair value of our television stations requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs or assumptions. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on our financial statements.

The changes in the carrying amount of goodwill for the nine months and year ended September 30, 2009 and December 31, 2008 respectively, are as follows:

	2009	2008

Goodwill	$666,812	$664,103
Accumulated impairment losses	(549,653)	(128,685)
Balance as of January 1	$117,159	$535,418

Tax Adjustments	-	2,709
Impairments	(2,673)	(420.968)

Goodwill	$666,812	$666,812
Accumulated impairment losses	(552,326)	(549,653)
Balance as of September 30, 2009 and December 31, 2008, respectively	$114,486	$117,159

As of September 30, 2009 there were no indicators that our tangible or intangible assets were impaired.  For further discussion of our accounting policy related to impairments refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2008.

Note 5 — Debt

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Credit Facility:
Revolving credit loans	$203,000	$135,000
Term loans	65,950	77,875
6½% Senior Subordinated Notes due 2013	275,883	355,583
$141,316 and $183,285, 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $5,325 and $8,390 at September 30, 2009 December 31, 2008, respectively	135,991	174,895
Total debt	680,824	743,353
Less current portion	15,900	15,900
Total long-term debt	$664,924	$727,453

We repaid $11.9 million of principal of the term loans, related to mandatory quarterly payments, under our credit facility, from operating cash balances during the nine months ended September 30, 2009.

During 2008, we commenced a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to purchase a portion of our 6½% Senior Subordinated Notes and 6½%  Senior Subordinated Notes – Class B at market prices using available balances under our revolving credit facility and available cash balances. During the nine months ended September 30, 2009, we purchased a total principal amount of $79.7 million and $42.0 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively, under this plan. The total purchase price for the transactions was $68.4 million, resulting in a gain on extinguishment of debt of $50.1 million, net of a write-off of deferred financing fees and discount related to the notes of $1.3 million and $1.9 million, respectively.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	September 30, 2009	December 31, 2008
Carrying amount	$680,824	$743,353
Fair value	568,630	402,524

On July 31, 2009, we entered into an Amended Credit Agreement, which provides that our aggregate revolving credit commitments are $225.0 million and our outstanding term loans remained at $69.9 million (as of July, 31 2009). The terms of the Amended Credit Agreement include, but are not limited to, changes to financial covenants, including our consolidated leverage ratio, consolidated interest coverage ratio and consolidated senior leverage ratio, a general tightening of the exceptions to our negative covenants (principally by means of reducing the types and amounts of permitted transactions) and an increase in the interest rates and fees payable with respect to the borrowings under the Amended Credit Agreement.  Certain revised financial condition covenants, and other key terms, are as follows:

	Prior		As Amended
Consolidated Leverage Ratio:
July 1, 2009 through September 30, 2009	7.00	x	9.00	x
October 1, 2009 to December 31, 2009	7.00	x	10.50	x
January 1, 2010 through March 31, 2010	6.50	x	10.00	x
April 1, 2010 through June 30, 2010	6.50	x	9.00	x
July 1, 2010 through September 30, 2010	6.00	x	7.50	x
October 1, 2010 and thereafter	6.00	x	6.00	x

Consolidated Interest Coverage Ratio:
July 1, 2009 through September 30, 2009	2.00	x	1.75	x
October 1, 2009 through December 31, 2009	2.00	x	1.50	x
January 1, 2010 through June 30, 2010	2.25	x	1.75	x
July 1, 2010 through September 30, 2010	2.25	x	2.00	x
October 1, 2010 and thereafter	2.25	x	2.25	x

Consolidated Senior Leverage Ratio:
July 1, 2009 through September 30, 2009	3.50	x	3.75	x
October 1, 2009 through December 31, 2009	3.50	x	4.25	x
January 1, 2010 through March 31, 2010	3.50	x	4.00	x
April 1, 2010 through June 30, 2010	3.50	x	3.75	x
July 1, 2010 through September 30, 2010	3.50	x	3.00	x
October 1, 2010 and thereafter	3.50	x	2.25	x

Interest rate on borrowings	LIBOR + 150bps*		LIBOR + 375bps

* At consolidated leverage of 7x or greater.

The Amended Credit Agreement revises the calculation of Consolidated Total Debt used in our consolidated leverage ratios to exclude the netting of cash and cash equivalents against total debt.

On an annual basis following the delivery of our year-end financial statements, the Amended Credit Agreement requires mandatory prepayments of principal, as well as a permanent reduction in revolving credit commitments, subject to a computation of excess cash flow for the preceding fiscal year, as more fully set forth in the Amended Credit Agreement. In addition, the Amended Credit Agreement restricts the use of proceeds from asset sales or from the issuance of debt (with the result that such proceeds, subject to certain exceptions, must be used for mandatory prepayments of principal and permanent reductions in revolving credit commitments), and includes an anti-cash hoarding provision which requires that LIN Television utilize unrestricted cash and cash equivalent balances in excess of $12.5 million to repay principal amounts outstanding, but not permanently reduce capacity, under our revolving credit facility.

In connection with the Amended Credit Agreement, we incurred costs of approximately $3.9 million during the third quarter related primarily to lender, arrangement and legal fees, of which, $3.8 million was capitalized as deferred financing costs and $0.1 million was recognized as expense during the quarter ended September 30, 2009. Additionally, as a result of the Amended Credit Agreement, we expect cash interest expense, on an annualized basis, to increase by approximately $7.0 million, based on the total principal amounts outstanding as of July 31, 2009.

Note 6 — Derivative Financial Instruments

We use derivative financial instruments in the management of our interest rate exposure for our long-term debt, principally our credit facility. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure. We do not hold or enter into derivative financial instruments for speculative trading purposes.

During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loan (“2006 interest rate hedge”). To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility, which expires in November 2011. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge liability was $4.9 million and $6.5 million at September 30, 2009 and December 31, 2008, respectively. The effective portion of this amount will be released into earnings over the life of the 2006 interest rate hedge through periodic interest payments. The notional amount of the 2006 interest rate hedge was $70.0 million and $81.3 million at September 30, 2009 and December 31, 2008, respectively. During the three and nine months ended September 30, 2009, we recorded a charge of $17,000 and $12,000, respectively, to the Other Expense line within statement of operations, associated with the ineffective portion of this hedge.

The 2006 interest rate hedge is carried on our consolidated balance sheet as other liabilities at fair value, which is calculated using the discounted expected future cash outflows from a series of three-month LIBOR strips through November 4, 2011, the same maturity date as our credit facility. The fair value of this derivative was calculated by using observable inputs (Level 2) as defined under ASC 820-10 as noted in Note 7 – “Fair Value Measurements”.

The 2.50% Exchangeable Senior Subordinated Debentures that we repurchased in 2008 had certain embedded derivative features that were required to be separately identified and recorded at fair value each period. The fair value of these derivatives upon issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and accreted through interest expense from the date of issuance through May 15, 2008 when they were all tendered to us and purchased. As a result of the purchase of the debentures, we recorded a gain of $0.4 million during the first quarter of 2008 to earnings for the remaining fair value of these derivatives.

The following tables summarizes our derivative activity during the three and nine months ended September 30 (in thousands):

	Loss (gain) on Derivative Instruments
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Mark-to-Market Adjustments on:
2.50% Exchangeable Senior Subordinated Debentures	$-	$-	$-	$(375)
2006 interest rate hedge	17	-	12	-
	$17	$-	$12	$(375)

	Comprehensive Income, Net of Tax
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Mark-to-Market Adjustments on:
2006 interest rate hedge	$153	$32	$984	$184
	$153	$32	$984	$184

The following table summarizes the balances for our derivative liability included in other liabilities in our consolidated balance sheet (in thousands):

	September 30, 2009	December 31, 2008
2006 interest rate hedge	$4,867	$6,493

Note 7 – Fair Value Measurement

We record certain financial assets and liabilities at fair value on a recurring basis consistent with ASC 820-10. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the three-level fair value hierarchy established by ASC 820-10 as of September 30, 2009 (in thousands):

	September 30, 2009
	Quoted prices in active markets	Significant observable inputs	Total
	(Level 1)	(Level 2)

Assets:
Deferred compensation related investments	$1,323	$-	$1,323

Liabilities:
2006 interest rate hedge	-	4,867	4,867
Deferred compensation related liabilities	1,323	-	1,323

The fair value of our deferred compensation plan is determined based on the fair value of the investments selected by employees.

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension benefit cost and the contributions to the 401(k) Plan and to the retirement plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net periodic pension benefit cost:
Service cost	$-	$538	$385	$1,614
Interest cost	1,587	1,592	4,765	4,776
Expected return on plan assets	(1,641)	(1,705)	(4,969)	(5,115)
Amortization of prior service cost	-	30	31	90
Amortization of net loss	-	48	165	144
Curtailment	-	-	438	-
Net periodic benefit cost	$(54)	$503	$815	$1,509
Contributions
401(k) Plan	$56	$532	$393	$1,206
Retirement plans	-	-	-	2,250
Total contributions	$56	$532	$393	$3,456

We do not expect to make any contributions to our defined benefit retirement plans during the remainder of 2009. See Note 11 — “Retirement Plans” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2008 for a full description of our retirement plans.

We recorded a curtailment during the nine months ended September 30, 2009 as a result of freezing benefit accruals to the plan during 2009. The $0.4 million charge relates to the recognition of prior service cost associated with the plan.

As of September 30, 2009, our pension plan was underfunded by greater than 20% primarily due to the significant decline in the equity markets over the last twelve months. At this funding level, withdrawal restrictions are required by the Internal Revenue Service for those cash balance participants who request lump sum distributions. Former employees who request a lump sum distribution including rollovers will receive 50% of their account balance until the funded status of our plan increases to above 80%.

Note 9 — Stock-Based Compensation

On June 2, 2009, we completed an exchange offer which enabled employees and non-employee directors to exchange some or all of their outstanding options to purchase shares of our Class A common stock, for new options to purchase shares of our Class A common stock, on a one for one basis.  A total of 257 employees participated in the exchange, in which options to purchase an aggregate of 2,931,285 shares of our Class A common stock were exchanged.  The new options have an exercise price of $1.99 per share, equal to the closing price per share of our Class A common stock on June 2, 2009. The new stock options vest ratably over three years. As a result of the exchange offer, we will recognize an incremental charge of $2.1 million over the vesting period of the new grants.

Note 10 — Restructuring

During the second quarter of 2009, we recorded a restructuring charge of $0.5 million as a result of the consolidation of certain activities at our stations which resulted in the termination of 28 employees.  We made cash payments of $0.3 million and $0.5 million during the three and nine months ended September 30, 2009 related to this restructuring.

During the fourth quarter of 2008, we effected a restructuring that included a workforce reduction and the cancellation of certain syndicated television program contracts. The total charge for the plan was $12.9 million, including $4.3 million for a workforce reduction of 144 employees and $8.6 million for the cancellation of the contracts. We made cash payments of $0.2 million and $8.8 million for the three and nine months ended September 30, 2009, respectively, related to these restructuring activities. Cumulatively under the plan, we have made payments of $12.4 million through September 30, 2009. As of September 30, 2009, we had $0.5 million in accrued expenses and accounts payable in the consolidated balance sheet for this restructuring and expect to make cash payments of $0.1 million during the remainder of 2009 and the remaining $0.4 million during 2010 and thereafter.

The following table details the amounts for both of these restructurings for the three and nine months ended September 30, 2009.

	Balance as of June 30, 2009	Three Months Ended September 30, 2009		Balance as of September 30, 2009
		Charge	Payments
Severance and related	$319	$-	$319	$-
Contractual and other	747	-	257	490
Total	$1,066	$-	$576	$490

	Balance as of December 31, 2008	Nine Months Ended September 30, 2009		Balance as of September 30, 2009
		Charge	Payments
Severance and related	$3,493	$(498)	$3,991	$-
Contractual and other	5,868	-	5,378	490
Total	$9,361	$(498)	$9,369	$490

Note 11 – Concentration of Credit Risk

On April 30, 2009, Chrysler LLC (“Chrysler”) filed for Chapter 11 bankruptcy protection.  On June 1, 2009, General Motors Corporation (“GM”) filed for Chapter 11 bankruptcy protection.  We currently have a concentration of credit risk within our accounts receivable due from both Chrysler and GM.  We have reviewed our reserves related to receivables from these customers and auto dealers whose advertising campaigns are subsidized by both Chrysler and GM.  As of September 30, 2009, we have determined that we are adequately reserved for all receivables due from these customers and their affiliates.

Note 12 — Income Taxes

We recorded a provision for income taxes of $1.6 million and $9.9 million for the three and nine months ended September 30, 2009, respectively, compared to a provision for income taxes of $.2 million and a benefit of $70.7 million for the three and nine months ended September 30, 2008, respectively.  Our effective income tax rate was 215.1% and 2.1% for the three months ended September  30, 2009 and 2008, respectively.  Our effective income tax rate was 113.7% and 25.7% for the nine months ended September 30, 2009 and 2008, respectively.

The increase in the effective tax rate during the three and nine months ended September 30, 2009, is due primarily to the impact of 2008 impairment charges on our pretax income, which resulted in an effective tax rate that was larger in 2009 as a percentage of pretax income as compared to the same periods in 2008.

Note 13 — Commitments and Contingencies

GECC Note

GECC provided debt financing for the joint venture between NBC Universal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter. We have a 20.38% equity interest in the joint venture and NBC Universal has the remaining 79.62% equity interest, in which we and NBC Universal each have a 50% voting interest.  NBC Universal operates the two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement.  NBC Universal and GECC are both majority-owned subsidiaries of General Electric Co. LIN TV has guaranteed the payment of principal and interest on the GECC Note.

The GECC Note is an obligation of the joint venture and is not an obligation of LIN TV or LIN Television or any of its subsidiaries. GECC’s only recourse, upon an event of default under the GECC Note, is to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the GECC Note. An event of default under the GECC Note will occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due and payable, or to pay the principal amount on the maturity date.  If the joint venture fails to pay interest on the GECC Note, and neither NBC Universal nor we make a shortfall loan to cover the interest payment within 90 days of the date due and payable, an event of default would occur and GECC could accelerate the maturity of the entire amount due under the GECC Note.

Our joint venture with NBC Universal continues to be adversely impacted by the current economic downturn.  Under an agreement we reached with NBC Universal, the joint venture may access the existing $15.0 million debt service reserve fund, defer management fees to conserve cash balances, and borrow funds under shortfall loans provided by us and NBC Universal through April 1, 2010, if the joint venture does not have sufficient cash to cover interest obligations under the GECC Note.  Our obligation under the shortfall funding agreement is to provide the joint venture with a shortfall loan on the basis of our 20.38 percentage of economic interest in the joint venture.  During the nine months ended September 30, 2009, the joint venture used approximately $12.9 million of the existing debt service cash reserves, leaving approximately $2.2 million available.  Based on the most recent 2009 forecast provided by the joint venture, there will be an estimated debt service shortfall through December 31, 2009 of $3.0 to $5.0 million.  Additionally, based on current discussions with the joint venture, we estimate an additional shortfall of $5.0 to $7.0 million for the first quarter of 2010.  As a result, as of September 30, 2009, we have accrued $2.0 million for our estimable and probable obligations under the shortfall funding agreement which expires on April 1, 2010.  Due to the uncertainty surrounding the joint venture’s ability to repay the shortfall loan, we have concurrently impaired the loan as of September 30, 2009 (see further discussion in Note 3 – Equity Investments).We plan to use our available cash balances or available borrowings under our credit facility to fund any shortfall loan.

The joint venture has not provided a forecast for 2010, and we have not had any discussions with NBC Universal regarding how, if at all, we and NBC Universal may share responsibility for any shortfall in cash at the joint venture to cover interest obligations under the GECC Note after April 1, 2010.  If the joint venture experiences further cash shortfalls beyond April 1, 2010, it is possible that we could decide to fund a portion of such cash shortfalls through further loans or equity contributions to the joint venture, subject to compliance with restrictions under our senior credit facility and the indentures governing our senior notes.  We have not accrued for any shortfalls beyond April 1, 2010 as these amounts have been determined to be neither probable nor estimable.  If the joint venture defaults on its obligations to pay interest under the GECC Note, GECC would have the right to exercise its remedies under such note, including enforcing our guarantee of such note.

Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined upon occurrence of the following events: a) there is an event of default; b) neither NBC Universal nor we remedy the default; and c) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note. Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between i) the total amount at which the joint venture’s assets were sold and ii) the principal amount and any unpaid interest due under the GECC Note.  As of December 31, 2008, we estimated the fair value of the television stations in the joint venture to be approximately $300 million less than the outstanding balance of the GECC Note of $815.5 million. During 2009, the joint venture's operating results indicate that the deficit to fair value as of September 30, 2009 could now be greater than the estimated $300 million deficit as of December 31, 2008. We fully impaired our goodwill associated with these television stations during the fourth quarter of 2008.

We believe the probability is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note during 2009 and through the expiry of our agreement with NBC Universal on April 1, 2010, although there can be no assurances that such an event of default will not occur.  There are no financial or similar covenants in the GECC Note and, since both NBC Universal and we have agreed to fund interest payments if the joint venture is unable to do so in 2009 and through the first quarter of 2010, NBC Universal and we are able to control the occurrence of a default under the GECC Note.

However, if an event of default under the GECC Note occurs, LIN TV, which conducts all of its operations through its subsidiaries, could experience material adverse consequences, including:

·
GECC, after exhausting all remedies against the joint venture, could enforce its rights under the guarantee, which could cause LIN TV to determine that LIN Television should seek to sell material assets owned by it in order to satisfy LIN TV’s obligations under the guarantee;

·
GECC’s initiation of proceedings against LIN TV under the guarantee, if they result in material adverse consequences to LIN Television, would cause an acceleration of LIN Television’s credit facility and other outstanding indebtedness; and

·
if the GECC Note is prepaid because of an acceleration on default or otherwise, we would incur a substantial tax liability of approximately $271.3 million related to our deferred gain associated with the formation of the joint venture.

Note 14 — Subsequent Events

Acquisition of RM Media LLC

On October 2, 2009, we acquired RM Media LLC, formerly Red McCombs Media, LP ("RM Media"), an online advertising and media services company based in Austin, Texas. The acquisition was effected through the merger of RM Media with and into Primeland Television, Inc., a wholly owned subsidiary of LIN Television ("Primeland"). The aggregate consideration paid by us in connection with the merger was approximately $7.9 million, which was comprised of approximately $1.2 million paid in cash, $4.5 million paid in the form of shares of LIN TV’s Class A common stock, and approximately $2.2 million in the form of an unsecured promissory note. In addition, in connection with the transaction, Primeland assumed an aggregate of approximately $2.8 million of RM Media's existing indebtedness and satisfied certain expenses incurred by RM Media and its former owners.  As part of the merger consideration, LIN TV issued 933,610 shares of Class A common stock, from shares held within treasury, to the former owners of RM Media.  The Class A common stock was issued in a private placement transaction that was exempt from registration under the Securities Act of 1933, as amended.

The number of shares of Class A common stock issued by LIN TV to the sellers is subject to adjustment in the event that LIN TV’s Class A common stock has decreased in value as of the six month anniversary of the acquisition.  If the value of the LIN TV Class A common stock as of the six-month anniversary of the acquisition is less than $4.5 million (such difference, the “Equity Value Shortfall Amount”), we are obligated, at our option, to a) issue to the sellers a number of additional shares of LIN TV Class A common stock having a value as of the six-month anniversary of the acquisition, equal to the Equity Value Shortfall Amount, b) make a cash payment to the sellers in an amount equal to the Equity Value Shortfall Amount, or c) satisfy the Equity Value Shortfall Amount through any combination of the foregoing we determine appropriate.  In the event that we choose to issue additional shares of LIN TV Class A common stock to the sellers to satisfy all or a portion of the Equity Value Shortfall Amount, a final adjustment will be made at the twelve month anniversary of the acquisition in the event that the value of such shares as of the 12-month anniversary of the acquisition is less than or exceeds the Equity Value Shortfall Amount by at least $0.25 per share.  The merger consideration is also subject to customary adjustments for working capital and indemnification for claims against the sellers related to the period prior to the merger.

As of the date of these Unaudited Consolidated Financial Statements, the initial allocation of the merger consideration to the assets acquired and liabilities assumed is not complete, and as such we have not yet determined an estimate for the amount of goodwill and other intangible assets acquired in the transaction.  Accordingly, certain disclosures required by ASC 805-10 have been omitted from these Unaudited Consolidated Financial Statements.

Disclosure

Our Unaudited Consolidated Financial Statements for the quarter ended September 30, 2009 were issued on November 3, 2009.  We have determined that no other events or transactions have occurred through the date of issuance that would require recognition or disclosure within the Unaudited Consolidated Financial Statements.

LIN TV Corp.
Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements reflect the operations, assets and liabilities of Banks Broadcasting as discontinued for all periods presented.

Special Note about Forward-Looking Statements

This report contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under this caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe them to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. We cannot assure you that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those discussed under the caption “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Executive Summary

Our Company owns and operates and/or programs 27 television stations in 17 mid-sized markets in the United States. Our operating revenues are derived primarily from the sale of advertising time to local and national advertisers and, to a lesser extent, from digital revenues, network compensation, barter and other revenues.

During the nine months ended September 30, 2009, we recorded a net loss of $1.6 million, which included an impairment charge of $39.9 million related to our broadcast licenses and goodwill.  The impairment charge is a result of the continued decline in advertising revenues at certain of our stations driven by the ongoing economic recession.

During the three and nine months ended September 30, 2009, we experienced declines in revenues compared to the same periods in 2008.  These declines in revenues were in excess of our original 2009 plan and we anticipate continued weakness in revenues during the remainder of this year. As a result, and to ensure continued compliance with the financial covenants in our credit agreement, on July 31, 2009 we entered into the Amended Credit Agreement.  For further information regarding the terms of the Amended Credit Agreement, see Liquidity and Capital Resources.

Critical Accounting Policies and Estimates and Recently Issued Accounting Pronouncements

Certain of our accounting policies, as well as estimates that we make, are critical to the presentation of our financial condition and results of operations since they are particularly sensitive to our judgment. Some of these policies and estimates relate to matters that are inherently uncertain. The estimates and judgments we make affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets and goodwill, receivables and investments, program rights, income taxes, stock-based compensation, employee medical insurance claims, pensions, useful lives of property and equipment, contingencies, barter transactions, acquired asset valuations and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and it is possible that such differences could have a material impact on our consolidated financial statements. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements” included in Item 7, and Note 1 - “Summary of Significant Accounting Policies” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

 In October 2009, the FASB issued ASU 2009-15 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASC 470-20”). ASC 470-20 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. ASC 470-20 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. We plan to adopt ASC 470-20 effective June 30, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

In August 2009, the FASB issued ASU 2009-05 “Measuring Liabilities at Fair Value” (“ASC 820-10”). ASC 820-10 is effective for the first reporting period, including interim periods, beginning after issuance. ASC 820-10 clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. ASC 820-10 becomes effective for us on October 1, 2009.  We adopted ASC 820-10 effective September 30, 2009, and it did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”).  FAS 167 is effective for interim and annual reporting periods beginning after November 15, 2009. FAS 167 amends certain guidance in FIN 46(R) to eliminate the exemption for special purpose entities, require a new qualitative approach for determining who should consolidate a variable interest entity and change the requirement for when to reassess who should consolidate a variable interest entity. We plan to adopt FAS 167 effective January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued FAS 166 “Accounting for Transfers of Financial Assets – an amendment of FAS Statement No. 140” (“FAS 166”). FAS 166 is effective for interim and annual reporting periods beginning after November 15, 2009 and must be applied to transfers occurring on or after the effective date.  FAS 166 clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. We plan to adopt FAS 166 effective January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

In May 2009, the FASB issued ASC 855-10 “Subsequent Events” (“ASC 855-10”). ASC 855-10 is effective for interim and annual reporting periods ending after June 15, 2009. ASC 855-10 introduces the concept of financial statements being available to be issued and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted ASC 855-10 effective June 30, 2009 and included the required disclosure in Note 14 – “Subsequent Events”. ASC 855-10 did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued ASC 825-10, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”), which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  We adopted the provisions of ASC 825-10 by including the required additional financial statement disclosures as of June 30, 2009 in Note 6 – Derivative Financial Instruments and Note 7 - Fair Value Measurement.  The adoption of ASC 825-10 had no financial impact on our financial position or results of operations.

Also in April 2009, the FASB issued ASC 320-10, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC 320-10”), to change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings.  ASC 320-10 also requires enhanced disclosures, including the Company’s methodology and key inputs used for determining the amount of credit losses recorded in earnings. We adopted ASC 320-10 during the second quarter of 2009 and the adoption had no impact on our financial position or results of operations.

Additionally, in April 2009 the FASB issued ASC 820-10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10”). ASC 820-10 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. ASC 820-10 also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). We adopted ASC 820-10 during the second quarter of 2009.  The adoption of ASC 820-10 had no impact on our financial position or results of operations.  See Note 4 (Fair Value) for further detail.

Effective January 1, 2009, the Company adopted ASC 805-10, “Business Combinations” (“ASC 805-10”). ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of ASC 805-10 did not have a material impact on our financial position or results of operations as of or for the period ended September 30, 2009.

In December 2008, the FASB issued ASC 715-10, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“ASC 715-20”). ASC 715-20 is effective for fiscal years ending after December 15, 2009. ASC 715-20 increases disclosure requirements related to an employer’s defined benefit pension or other postretirement plans.  We plan to adopt ASC 715-10 effective December 31, 2009, and we do not expect it to have a material impact on our financial position or results of operations.

In November 2008, the FASB issued ASC 605-25, “Revenue Arrangements with Multiple Deliverables” (“ASC 605-25”). ASC 605-25 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 31, 2009 and shall be applied on a prospective basis.  Earlier application is permitted as of the beginning of a fiscal year. ASC 605-25 addresses some aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We plan to adopt ASC 605-25 effective December 31, 2009, and we do not expect it to have a material impact on our financial position or results of operations.

Results of Operations

Our condensed consolidated financial statements reflect the operations, assets and liabilities of Banks Broadcasting as discontinued for all periods presented. Set forth below are key components that contributed to our operating results (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	% change	% of Gross revenues	2009	2008	% change	% of Gross revenues

Local time sales	$51,462	$60,629	-15%	56%	$156,164	$191,704	-19%	58%
National time sales	24,091	29,646	-19%	26%	70,463	94,542	-25%	26%
Political time sales	3,032	11,357	-73%	3%	4,915	22,678	-78%	2%
Digital revenues	10,393	8,114	28%	12%	29,529	19,737	50%	11%
Network compensation	903	913	-1%	1%	2,862	2,838	1%	1%
Barter revenues	1,172	1,088	8%	1%	3,200	3,754	-15%	1%
Other revenues	1,166	1,152	1%	1%	3,103	2,986	4%	1%
Total gross revenues	92,219	112,899	-18%	100%	270,236	338,239	-20%	100%
Agency commissions	(10,848)	(14,095)	-23%	-12%	(31,873)	(42,668)	-25%	-12%
Net revenues	81,371	98,804	-18%	88%	238,363	295,571	-19%	88%

Operating costs and expenses:
Direct operating	25,635	28,977	-12%		79,083	88,666	-11%
Selling, general and administrative	24,727	28,321	-13%		75,089	85,157	-12%
Amortization of program rights	6,317	5,856	8%		18,221	17,620	3%
Corporate	4,206	3,683	14%		13,193	14,922	-12%
Depreciation	7,561	7,308	3%		23,135	22,125	5%
Amortization of intangible assets	24	44	-45%		64	228	-72%
Impairment of goodwill and intangible assets	-	-	-		39,894	296,972	-87%
Restructuring charge	-	-	-		498	-	100%
(Gain) loss from asset sales	(886)	74	-1297%		(3,544)	(296)	1097%
Total operating costs and expenses	67,584	74,263	-9%		245,633	525,394	-53%
Operating income (loss)	$13,787	$24,541	44%		$(7,270)	$(229,823)	97%

Period Comparison

Revenues

Net revenues consist primarily of national, local and political advertising revenues, net of sales adjustments and agency commissions. Additional but less significant amounts are generated from Internet revenues, retransmission consent fees, barter revenues, network compensation, production revenues, tower rental income and station copyright royalties.

Net revenues decreased $17.4 million, or 18%, for the three months ended September 30, 2009 compared with the three months ended September 30, 2008. The decrease was primarily due to: (a) a decrease in local advertising sales of $9.2 million; (b) a decrease in national advertising sales of $5.6 million; and (c) a decrease in political advertising sales of $8.3 million. These decreases were partially offset by: (a) an increase in digital revenue of $2.3 million; (b) an increase in barter and other revenues of $0.1 million; and (c) a decrease in agency commissions of $3.3 million.

Net revenues decreased $57.2 million, or 19%, for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008. The decrease was primarily due to: (a) a decrease in local advertising sales of $35.5 million; (b) a decrease in national advertising sales of $24.1 million; (c) a decrease in political advertising sales of $17.8 million; and (d) a decrease in network compensation, barter and other revenues of $0.4 million. These decreases were partially offset by: (a) an increase in digital revenue of $9.8 million; and (b) a decrease in agency commissions of $10.8 million.

The decrease in local and national advertising sales in both periods is primarily due to the economic downturn that has broadly impacted demand for advertising. Automotive advertising declined 35% and 41% for the three and nine months ended September 30, 2009, respectively, compared to the same period in the prior year.

The decrease in political advertising sales during the three and nine months ended September 30, 2009, compared to the same period last year, is a result of the Presidential, Congressional, state and local elections in 2008 that did not recur in 2009.

The increase in digital revenues for the three and nine months ended September 30, 2009, compared to the same period last year, is primarily due to new retransmission consent agreements reached with cable operators during the second half of 2008, and an increase in Internet revenues.  The increase in Internet revenues is a result of new sales initiatives and increased traffic to our websites.

Operating Costs and Expenses

Operating costs and expenses decreased $6.7 million and $279.8 million, or 9% and 53%, for the three and nine months ended September 30, 2009 to $67.6 million and $245.6 million, respectively, compared to the same periods in 2008.  The decreases for the three and nine month periods are primarily due to an impairment charge of $297.0 million recorded during the three months ended June 30, 2008 compared to an impairment charge of $39.9 million recorded during the same period of 2009 related to our broadcast licenses and goodwill.  Additionally, the decreases were due to lower direct operating and selling, general and administrative expenses, compared to the same periods in the prior year, primarily attributable to lower employee costs as a result of headcount reductions completed during the fourth quarter of 2008 and the second quarter of 2009.  The decrease in operating expenses recognized in the third quarter of 2009 was partially offset by an increase in corporate expenses due to a deferred compensation benefit that occurred in the third quarter of 2008 that did not reoccur in the third quarter of 2009.

Impairment of broadcast licenses and goodwill

We recorded an impairment charge of $39.9 million during the second quarter of 2009 that included an impairment to the carrying values of our broadcast licenses of $37.2 million, relating to 26 of our television stations; and an impairment to the carrying values of our goodwill of $2.7 million, relating to two of our television stations. As required by ASC 350-10, “Goodwill and Other Intangible Assets”, we tested for impairment of our indefinite lived intangible assets at June 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. The need for an impairment analysis at June 30, 2009 was triggered by the continued decline in advertising revenue at certain of our stations, due to the ongoing effects of economic decline, that resulted in downward adjustments to their respective forecasts.

We used the income approach to test our broadcast licenses for impairments as of June 30, 2009 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following adjustments: a) the discount rate was adjusted from 11.0% to 12.0%; b) average market growth rate was adjusted from 1.0% to 0.2%; and c) average operating profit margins were adjusted from 26.6% to 30.5%.

We used the income approach to test goodwill for impairments as of June 30, 2009 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following adjustments: a) the discount rate was adjusted from 14.5% to 15.0%; b) average market growth rate was adjusted from 1.0% to 0.5%; and c) average operating profit margins were adjusted from 34.0% to 36.4%.

These assumptions are based on the actual historical performance of our stations and management’s estimates of future performance of our stations. The increase in the discount rate used for our broadcast licenses and goodwill reflects an increase in the average beta for the public equity of companies in the television and media sector since December 31, 2008. The changes in the market growth rates and operating profit margins for both our broadcast licenses and goodwill reflect changes in the outlook for advertising revenues in certain markets where our stations operate.

Determining the fair value of our television stations requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs or assumptions. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on our financial statements.

As of September 30, 2009 there were no indicators that our tangible or intangible assets were impaired.

For further discussion on our accounting policy related to impairments refer to Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements within Item 7. Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2008.

Other Expense (Income)

Other expense (income), net decreased $1.1 million during the three months ended September 30, 2009, compared to the same period in the prior year, primarily due to a reduction in interest expense of $2.6 million related to the purchase of a portion of our outstanding 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B in 2008 and 2009, offset by other miscellaneous expense items, including a $2.0 million charge for the impairment of a shortfall loan to the NBC joint venture.

Other (income) expense, net increased $61.5 million during the nine months ended September 30, 2009, compared to the same period in the prior year, primarily due to the gain on extinguishment of debt of $50.1 million that we recorded during the nine months ended September 30, 2009, a decrease in interest expense of $2.8 million due to lower average borrowings outstanding as a result of the purchase of our 2.50% Exchangeable Senior Subordinated Debentures in 2008, as well as a reduction in interest expense of $7.0 million, as a result of the purchase of a portion of our outstanding 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B.

The following summarizes the components of our interest expense, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Components of interest expense
Credit Facility	$2,866	$2,717	$6,473	$8,159
6½% Senior Subordinated Notes	4,664	6,337	14,561	19,078
6½% Senior Subordinated Notes -- Class B	2,750	3,691	8,677	11,110
2.50% Exchangeable Senior Subordinated Debentures	-	-	-	2,803
Other interest costs	979	496	2,603	404
Total interest expense, net	$11,259	$13,241	$32,314	$41,554

(Benefit From) Provision for Income Taxes

Provision for (benefit from) income taxes increased $1.4 million and $80.6 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The increase was primarily due to the impairment charges to our goodwill and broadcast licenses during 2008. Our effective income tax rate was 215.1% and 2.1% for the three months ended September 30, 2009 and 2008, respectively.  Our effective income tax rate was 113.7% and 25.7% for the nine months ended September 30, 2009 and 2008, respectively.

The increase in the effective tax rate is due primarily to the impact of the impairment charges on our pretax income.  The impact of these items on the effective tax rate was unusually large in proportion to pretax income as compared to the prior year.

Results of Discontinued Operations

Our consolidated financial statements reflect the operations of Banks Broadcasting as discontinued for all periods presented.

On April 23, 2009, Banks Broadcasting completed the sale of KNIN-TV, a CW affiliate in Boise, for $6.6 million to Journal Broadcast Corporation. As a result of the sale we received a distribution of $2.6 million during the quarter ended June 30, 2009. The operating loss for the nine months ended September 30, 2009 includes an impairment charge of $1.9 million to reduce the carrying value of broadcast licenses to fair value based on the final sale price of KNIN-TV of $6.6 million. Net loss included within discontinued operations for the nine months ended September 30, 2009 reflects our 50% share of net losses of Banks Broadcasting, net of taxes, through the April 23, 2009 disposal date.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our credit facility. At September 30, 2009, we had unrestricted cash and cash equivalents of $11.8 million, $2.0 million of restricted cash and a $225.0 million revolving credit facility, of which $22.0 million was available for borrowing, subject to certain covenant restrictions.

Our total outstanding debt as of September 30, 2009 was $680.8 million. This excludes the contingent obligation associated with our guarantee of an $815.5 million promissory note associated with our joint venture with NBC Universal (see Note 13 - “Commitments and Contingencies” for further details). The outstanding debt under our credit facility is due November 4, 2011 and both of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B are due May 15, 2013.

Our operating plan for the next 12 months requires that we generate cash from operations, utilize borrowings, and repay amounts, including mandatory repayments of term loans under our credit facility. Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) we generate from our operations.   During the six months ended June 30, 2009, we experienced declines in revenues compared to the same periods in 2008 which were in excess of our original 2009 plan.  As a result, and to ensure continued compliance with the financial covenants in our credit agreement, on July 31, 2009 we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, and banks and financial institutions party thereto.  As of September 30, 2009, we were in compliance with all financial and non-financial covenants in our credit agreement.

During the three and nine months ended September 30, 2009, we continued to experience declines in revenues compared to the same periods in 2008.  These declines in revenues were in excess of our original 2009 plan and we anticipate continued weakness in revenues during the remainder of this year.

Under the Amended Credit Agreement, our aggregate revolving credit commitments are $225.0 million and our outstanding term loans remained at $69.9 million (as of July 31, 2009). The terms of the Amended Credit Agreement include, but are not limited to, changes to financial covenants, including our consolidated leverage ratio, consolidated interest coverage ratio and consolidated senior leverage ratio, a general tightening of the exceptions to our negative covenants (principally by means of reducing the types and amounts of permitted transactions) and an increase in the interest rates and fees payable with respect to borrowings under the Amended Credit Agreement.  Certain revised financial condition covenants, and other key terms, are as follows:

	Prior		As Amended
Consolidated Leverage Ratio:
July 1, 2009 through September 30, 2009	7.00	x	9.00	x
October 1, 2009 to December 31, 2009	7.00	x	10.50	x
January 1, 2010 through March 31, 2010	6.50	x	10.00	x
April 1, 2010 through June 30, 2010	6.50	x	9.00	x
July 1, 2010 through September 30, 2010	6.00	x	7.50	x
October 1, 2010 and thereafter	6.00	x	6.00	x

Consolidated Interest Coverage Ratio:
July 1, 2009 through September 30, 2009	2.00	x	1.75	x
October 1, 2009 through December 31, 2009	2.00	x	1.50	x
January 1, 2010 through June 30, 2010	2.25	x	1.75	x
July 1, 2010 through September 30, 2010	2.25	x	2.00	x
October 1, 2010 and thereafter	2.25	x	2.25	x

Consolidated Senior Leverage Ratio:
July 1, 2009 through September 30, 2009	3.50	x	3.75	x
October 1, 2009 through December 31, 2009	3.50	x	4.25	x
January 1, 2010 through March 31, 2010	3.50	x	4.00	x
April 1, 2010 through June 30, 2010	3.50	x	3.75	x
July 1, 2010 through September 30, 2010	3.50	x	3.00	x
October 1, 2010 and thereafter	3.50	x	2.25	x

Interest rate on borrowings	LIBOR + 150bps*		LIBOR + 375bps

* At consolidated leverage of 7x or greater.

The Amended Credit Agreement revises the calculation of Consolidated Total Debt used in our consolidated leverage ratios to exclude the netting of cash and cash equivalents against total debt.

On an annual basis following the delivery of our year-end financial statements, the Amended Credit Agreement requires mandatory prepayments of principal, as well as a permanent reduction in revolving credit commitments, subject to a computation of excess cash flow for the preceding fiscal year, as more fully set forth in the Amended Credit Agreement. In addition, the Amended Credit Agreement restricts the use of proceeds from asset sales or from the issuance of debt (with the result that such proceeds, subject to certain exceptions, must be used for mandatory prepayments of principal and permanent reductions in revolving credit commitments), and includes an anti-cash hoarding provision which requires that LIN Television Corporation utilize unrestricted cash and cash equivalent balances in excess of $12.5 million to repay principal amounts outstanding, but not permanently reduce capacity, under our revolving credit facility.

In connection with the Amended Credit Agreement, we incurred costs of approximately $3.9 million related primarily to lender, arrangement and legal fees, of which, $3.8 million was capitalized as deferred financing costs and $0.1 million was recognized as expense during the quarter ended September 30, 2009.  Additionally, as a result of the Amended Credit Agreement, we expect cash interest expense, on an annualized basis, to increase by approximately $7.0 million, based on the total principal amounts outstanding as of July 31, 2009.

Our future ability to generate cash from operations and from borrowings under our credit facility could be adversely affected by a number of risks, which are discussed in the Liquidity and Capital Resources section within the Management Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our joint venture with NBC Universal continues to be adversely impacted by the current economic downturn.  Under an agreement we reached with NBC Universal,  the joint venture may access the existing $15.0 million debt service reserve fund, defer management fees to conserve cash balances, and borrow funds under shortfall loans provided by us and NBC Universal through April 1, 2010, if the joint venture does not have sufficient cash to cover interest obligations under the (the “GECC Note”).  Our obligation under the shortfall funding agreement is to provide the joint venture with a shortfall loan on the basis of our 20.38 percentage of economic interest in the joint venture.  During the nine months ended September 30, 2009, the joint venture used approximately $12.9 million of the existing debt service cash reserves, leaving approximately $2.2 million available.  Based on the most recent 2009 forecast provided by the joint venture, there will be an estimated debt service shortfall through December 31, 2009 of $3.0 to $5.0 million.  Additionally, based on current discussions with the joint venture, we estimate an additional shortfall of $5.0 to $7.0 million for the first quarter of 2010.  As a result, as of September 30, 2009, we have accrued $2.0 million for our estimable and probable obligations under the shortfall funding agreement which expires on April 1, 2010.  Due to the uncertainty surrounding the joint venture’s ability to repay the shortfall loan, we have concurrently impaired the loan as of September 30, 2009.We plan to use our available cash balances or available borrowings under our credit facility to fund any shortfall loan.

The joint venture has not provided a forecast for 2010, and we have not had any discussions with NBC Universal regarding how, if at all, we and NBC Universal may share responsibility for any shortfall in cash at the joint venture to cover interest obligations under the GECC Note after April 1, 2010.  If the joint venture experiences further cash shortfalls beyond April 1, 2010, it is possible that we could decide to fund a portion of such cash shortfalls through further loans or equity contributions to the joint venture, subject to compliance with restrictions under our senior credit facility and the indentures governing our senior notes.  We have not accrued for any shortfalls beyond April 1, 2010 as these amounts have been determined to be neither probable nor estimable.  If the joint venture defaults on its obligations to pay interest under the GECC Note, GECC would have the right to exercise its remedies under such note, including enforcing our guarantee of such note.  Refer to Note 14 – "Commitments and Contingencies" in our Annual Report on Form 10-K for further information on the organization of the joint venture and the consequences of an event of default under the GECC Note by the joint venture to us as it relates to our guarantee of the GECC Note.

On April 30, 2009, Chrysler LLC (“Chrysler”) filed for Chapter 11 bankruptcy protection.  On June 1, 2009, General Motors Corporation (“GM”) filed for Chapter 11 bankruptcy protection.  We currently have a concentration of credit risk within our accounts receivable due from both Chrysler and GM.  We have reviewed our reserves related to receivables from these customers and auto dealers whose advertising campaigns are subsidized by both Chrysler and GM.  As of September 30, 2009, we have determined that we are adequately reserved for all receivables due from these customers and their affiliates.

Repurchase of Senior Subordinated Notes and Repayment of Other Debt

During 2008, we commenced a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to purchase a portion of our 6½% Senior Subordinated Notes and 6½%  Senior Subordinated Notes – Class B at market prices using available balances under our revolving credit facility and available cash balances. During the nine months ended September 30, 2009, we purchased a total principal amount of $79.7 million and $42.0 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively, under this plan. The total purchase price for both classes was $68.4 million, resulting in a gain on extinguishment of debt of $50.1 million, net of a write-off of deferred financing fees and discount related to the Notes of $1.3 million and $1.9 million, respectively. We do not currently intend to make further purchases of our 6½% Senior Subordinated Notes and 6½%  Senior Subordinated Notes – Class B.

Additionally, during the nine months ended September 30, 2009, we paid $11.9 million of principal of the term loans and $13.0 million on our outstanding revolving balance under our credit facility, drew down $81.0 million from our revolving credit facility and recorded $3.1 million for amortization of the discount on our 6½%  Senior Subordinated Notes – Class B, bringing our total outstanding debt balance to $680.8 million as of September 30, 2009.

Contractual Obligations

On July 31, 2009, we entered into the Amended Credit Agreement, which was filed as Exhibit 99.1 to our Current Report on Form 8-K filed on August 6, 2009, and more fully described in “Liquidity and Capital Resources”.

Summary of Cash Flows

The following presents summarized cash flow information (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008
Cash provided by operating activities	$18,700	$65,270	$(46,570)
Cash used in investing activities	(8,458)	(13,957)	5,499
Cash used in financing activities	(18,586)	(75,074)	56,488
Net decrease in cash and cash equivalents	$(8,344)	$(23,761)	$15,417

Net cash provided by operating activities decreased $46.6 million to $18.7 million for the nine months ended September 30, 2009 compared to the same period last year.  The decrease is primarily attributable to a decrease in operating income of $34.5 million, excluding non-cash impairment charges, compared to the same period in 2008, in addition to amounts paid during the nine months ended September 30, 2009 of $9.4 million for restructuring expenses.

Net cash used in investing activities decreased $5.5 million to $8.5 million for the nine months ended September 30, 2009 compared to the same period last year.  The decrease is primarily attributable to a reduction in capital expenditures of $11.5 million, plus proceeds of $5.9 million received from the sale of KNIN-TV included within discontinued operations, both of which were offset by $6.0 million paid under our settlement with 54 Broadcasting, along with $1.7 million of other expenses associated with investing activities that were not incurred the same period in 2008, a transfer from cash and cash equivalents to restricted cash of $2.0 million, and $2.6 million of dividends received during the nine months ended September 30, 2008, which were not received during the same period in 2009.

Net cash used in financing activities decreased $56.5 million to $18.6 million for the nine months ended September 30, 2009. The decrease was primarily due to a reduction in principal payments on long-term debt of $96.7 million, offset by a reduction in proceeds from our revolving credit facility of $34.0 million compared to the same period last year.  During the nine months ended September 30, 2009, we had proceeds from our revolving credit facility of $81.0 million, offset by amounts paid as part of the purchase of our 6½%  Senior Subordinated Notes and 6½%  Senior Subordinated Notes – Class B.

Description of Indebtedness

The following is a summary of our outstanding indebtedness (in thousands):

	September 30,	December 31,
	2009	2008
Credit Facility:
Revolving credit loans	$203,000	$135,000
Term loans	65,950	77,875
6½% Senior Subordinated Notes due 2013	275,883	355,583
$141,316 and $183,285, 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $5,325 and $8,390 at September 30, 2009 and December 31, 2008, respectively	135,991	174,895
Total debt	680,824	743,353
Less current portion	15,900	15,900
Total long-term debt	$664,924	$727,453

We repaid $11.9 million of principal of the term loans, related to mandatory quarterly payments, under our credit facility, from operating cash balances during the nine months ended September 30, 2009.  Additionally, during the nine months ended September 30, 2009, we purchased a portion of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B at market prices using available balances under our revolving credit facility, as previously described in “Repurchase of Senior Subordinated Notes and Repayment of Other Debt”.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	September 30, 2009	December 31, 2008
Carrying amount	$680,824	$743,353
Fair value	568,630	402,524

On July 31, 2009, we entered into the Amended Credit Agreement, as more fully described in Liquidity and Capital Resources.

In connection with the acquisition of RM Media LLC (“RM Media”) on October 2, 2009, LIN Television issued a $2.2 million unsecured promissory note to McCombs Family Partners, Ltd. (the “LIN-RM Media Note”) and a subsidiary of LIN Television also assumed $1.7 million of RM Media's existing indebtedness to McCombs Family Partners, Ltd. (the “RM Media Note”) and a $1.1 million promissory note to a financial institution (the “RM Media Bank Note”). The LIN-RM Media Note bears interest at a rate based on LIBOR plus 4% and matures in full on January 1, 2011.  The RM Media Note, which is secured by certain assets of RM Media and is guaranteed by  LIN Television, bears interest at a fixed rate of 6% and matures in installments through December 1, 2012.  The RM Media Bank Note, which is also guaranteed by LIN Television, bears interest at the Prime Rate, currently 3.25%, and matures in full on January 1, 2011.

Off-Balance Sheet Arrangements

As of September 30, 2009, there had been no material changes in our off-balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to interest rates on borrowings under our credit facility and other debt. We use derivative financial instruments to mitigate our exposure to market risks from fluctuations in interest rates. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure, and we do not hold or enter into derivative financial instruments for speculative trading purposes.

Interest Rate Risk

Our long-term debt at September 30, 2009 was $680.8 million, including a current portion of $15.9 million. The senior subordinated notes bear a fixed interest rate and borrowings under the Amended Credit Agreement bear an interest rate based on, at our option, either a) the LIBOR interest rate, or b) an interest rate that is equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5%. In addition, under the Amended Credit Agreement the rate we select also bears an applicable margin rate of 2.75% for Prime Rate and Federal Funds Rate based loans or 3.75% for LIBOR based loans. The outstanding balance of both the term loans and revolving credit loans under our credit facility was $269.0 million at September 30, 2009.

Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical 1% increase in the floating rate used as the basis for the interest charged on the credit facility as of September 30, 2009 would result in an estimated $2.0 million increase in annualized interest expense assuming a constant balance outstanding of $269.0 million less the current outstanding loan amount of $70.0 million covered with an interest rate swap agreement. If we incur additional indebtedness or amend or replace our current indebtedness, the current disruption in the capital and credit markets may impact our ability to refinance our debt or to refinance our debt on terms similar to our existing debt agreements.

During the second quarter of 2006, we entered into a contract to hedge a notional $100 million of our credit facility. The interest payments under our credit facility term loans are based on LIBOR plus an applicable margin rate. To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility, which expires in November 2011. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge was a liability of $4.9 million at September 30, 2009. This amount will be released into earnings over the life of the 2006 interest rate hedge through periodic interest payments.

Item 4. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.

Item 1A. Risk Factors

In addition to the other information in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 2, 2009, we acquired RM Media LLC, formerly Red McCombs Media, LP, an online advertising and media services company based in Austin, Texas. As part of the merger consideration, LIN TV issued 933,610 shares of Class A common stock to the former owners of RM Media, at $4.82 per share, for an aggregate value of $4.5 million. Refer to Note 14 – “Subsequent Events” for further information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On October 29, 2009, we entered into amendments to the employment agreements with our executive officers for the purpose of amending each such executive’s incentive bonus plan for the 2009 fiscal year to adjust the financial targets to reflect the effects of the economic downturn and unusually poor market conditions since the time the financial targets were established in 2008.  The full text of the amendments to the employment agreements with each of Vincent L. Sadusky, Scott M. Blumenthal, Denise M. Parent, Richard J. Schmaeling, Robert S. Richter and Nicholas N. Mohamed are attached hereto as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 respectively.  Each of these amendments apply only to the 2009 fiscal year.

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

10.1	Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp, LIN Television Corporation and Vincent L. Sadusky

10.2	Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp, LIN Television Corporation and Scott M. Blumenthal

10.3	Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp, LIN Television Corporation and Denise M. Parent

10.4	Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp, LIN Television Corporation and Richard Schmaeling

10.5	Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp, LIN Television Corporation and Robert Richter

10.6	Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp, LIN Television Corporation and Nicholas N. Mohamed

10.7	Clarification of the Supplemental Benefit Retirement Plan of LIN Television Corporation and subsidiary companies, dated October 29 2009

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN TV Corp.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation.

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN TV Corp.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN TELEVISION CORPORATION

Dated: November 3, 2009                                                                      By:                   /s/ Richard J. Schmaeling
                 Richard J. Schmaeling
                 Senior Vice President, Chief Financial
                 Officer (Principal Financial Officer)

By:                   /s/ Nicholas N. Mohamed
                 Nicholas N. Mohamed
                 Vice President, Controller
                 (Principal Accounting Officer)

Part I. Financial Information
Item 1. Unaudited Consolidated Financial Statements of LIN Television Corporation.

LIN Television Corporation.
Consolidated Balance Sheets
(unaudited)
	September 30,	December 31,
	2009	2008
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,762	$20,106
Restricted cash	2,000	-
Accounts receivable, less allowance for doubtful accounts (2009 - $2,652; 2008 - $2,761)	61,927	68,277
Program rights	2,256	3,311
Assets held for sale	-	430
Other current assets	5,705	5,045
Total current assets	83,650	97,169
Property and equipment, net	166,420	180,679
Deferred financing costs	9,304	8,511
Program rights	1,982	3,422
Goodwill	114,486	117,159
Broadcast licenses and other intangible assets, net	392,856	430,142
Assets held for sale	-	8,872
Other assets	4,008	6,640
Total assets	$772,706	$852,594

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$15,900	$15,900
Accounts payable	4,666	7,988
Accrued expenses	45,727	56,701
Program obligations	10,789	10,109
Liabilities held for sale	-	429
Total current liabilities	77,082	91,127
Long-term debt, excluding current portion	664,924	727,453
Deferred income taxes, net	153,382	141,702
Program obligations	2,512	5,336
Other liabilities	63,219	69,226
Total liabilities	961,119	1,034,844

Stockholders'deficit:
Common stock, $0.00 par value, 1,000 shares outstanding	-	-
Investment in parent company’s stock, at cost	(18,005)	(18,005)
Additional paid-in capital	1,103,893	1,102,448
Accumulated deficit	(1,240,739)	(1,239,090)
Accumulated other comprehensive loss	(33,562)	(34,634)
Total stockholders' deficit	(188,413)	(189,281)
Preferred stock of Banks Broadcasting, Inc.	-	7,031
Total deficit	(188,413)	(182,250)
Total liabilities, preferred stock and stockholders' deficit	$772,706	$852,594

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation.
Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)

Net revenues	$81,371	$98,804	$238,363	$295,571

Operating costs and expenses:
Direct operating	25,635	28,977	79,083	88,666
Selling, general and administrative	24,727	28,321	75,089	85,157
Amortization of program rights	6,317	5,856	18,221	17,620
Corporate	4,206	3,683	13,193	14,922
Depreciation	7,561	7,308	23,135	22,125
Amortization of intangible assets	24	44	64	228
Impairment of goodwill and broadcast licenses	-	-	39,894	296,972
Restructuring charge	-	-	498	-
(Gain) loss from asset dispositions	(886)	74	(3,544)	(296)
Operating income (loss)	13,787	24,541	(7,270)	(229,823)

Other expense (income):
Interest expense, net	11,259	13,241	32,314	41,554
Share of loss (income) in equity investments	2,000	(662)	2,000	(861)
Loss (income) on extinguishment of debt	-	491	(50,149)	4,195
Other, net	(232)	1,036	(176)	622
Total other expense (income), net	13,027	14,106	(16,011)	45,510

Income (loss) from continuing operations before provision for income taxes	760	10,435	8,741	(275,333)
Provision for (benefit from) income taxes	1,635	218	9,944	(70,666)
(Loss) income from continuing operations	(875)	10,217	(1,203)	(204,667)
Discontinued operations:
(Loss) income from discontinued operations, net of gain from the sale of discontinued operations of $11 for the nine months ended September 30, 2009 and net of provision for income taxes of $74 for the three months ended September 30, 2008, and net of (benefit from) provision for income taxes of $(628) and $215 for the nine months ended September 30, 2009 and 2008, respectively	-	(196)	(446)	184
Net (loss) income	$(875)	$10,021	$(1,649)	$(204,483)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Stockholders' Deficit and Comprehensive Loss
(unaudited)
(in thousands, except share data)

				Investment in Parent			Accumulated Other	Total	Preferred Stock
		Common Stock		Company's Common Additional Paid-In Accumulated Comprehensive Stockholder's					of Banks	Comprehensive
	Total Deficit	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Deficit	Broadcasting	Loss
Balance at December 31, 2008	$(182,250)	1,000	$-	$(18,005)	$1,102,448	$(1,239,090)	$(34,634)	$(189,281)	$7,031
Amortization of prior service cost, net of tax of $9	14	-	-	-	-	-	14	14	-	14
Amortization of net loss, net of tax of $50	74	-	-	-	-	-	74	74	-	74
Unrealized loss on cash flow hedge, net of tax of $653	984	-	-	-	-	-	984	984	-	984
Stock-based compensation, continuing operations	1,445	-	-	-	1,445	-	-	1,445	-
Distribution to minority shareholders	(2,644)	-	-	-	-	-	-	-	(2,644)
Net loss	(6,036)	-	-	-	-	(1,649)	-	(1,649)	(4,387)	(1,649)
Comprehensive loss - September 30, 2009										$(577)
Balance at September 30, 2009	$(188,413)	1,000	$-	$(18,005)	$1,103,893	$(1,240,739)	$(33,562)	$(188,413)	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIN Television Corporation
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(unaudited)
(in thousands, except share data)

				Investment in Parent			Accumulated Other	Total	Preferred Stock
		Common Stock		Company's Common Additional Paid-In Accumulated Comprehensive Stockholder's					of Banks	Comprehensive
	Total Equity	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Equity	Broadcasting	Loss
Balance at December 31, 2007	$665,144	1,000	$-	$(18,005)	$1,096,982	$(408,726)	$(14,153)	$656,098	$9,046
Amortization of prior service cost, net of tax of $36	54	-	-	-	-	-	54	54	-	54
Amortization of net loss, net of tax of $57	87	-	-	-	-	-	87	87	-	87
Unrealized loss on cash flow hedge, net of tax of $123	184	-	-	-	-	-	184	184	-	184
Exercises of employee and director stock based compensation	1,185	-	-	-	1,185	-	-	1,185	-
Stock-based compensation, continuing operations	3,573	-	-	-	3,573	-	-	3,573	-
Stock-based compensation, discontinued operations	8	-	-	-	8	-	-	8	-
Tax benefit from stock option exercises	134	-	-	-	134	-	-	134	-
Net loss	(206,434)	-	-	-	-	(204,483)	-	(204,483)	(1,951)	(204,483)
Comprehensive loss - September 30, 2008										$(204,158)
Balance at September 30, 2008	$463,935	1,000	$-	$(18,005)	$1,101,882	$(613,209)	$(13,828)	$456,840	$7,095

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIN Television Corporation
Consolidated Statements of Cash Flows
(unaudited)
	Nine Months Ended September 30,
	2009	2008
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(1,649)	$(204,483)
Loss (income) from discontinued operations	446	(184)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	23,135	22,125
Amortization of intangible assets	64	228
Impairment of goodwill, broadcast licenses and broadcast equipment	39,894	296,972
Amortization of financing costs and note discounts	2,945	4,782
Amortization of program rights	18,221	17,620
Program payments	(18,322)	(19,909)
(Gain) loss on extinguishment of debt	(50,149)	4,195
Share of loss (income) in equity investments	2,000	(861)
Deferred income taxes, net	10,462	(71,082)
Stock-based compensation	1,615	3,583
Gain from asset dispositions	(3,539)	(296)
Other, net	2,120	25
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	6,350	11,602
Other assets	(164)	2,104
Accounts payable	(3,322)	(6,822)
Accrued interest expense	5,914	8,889
Other accrued expenses	(17,220)	(2,076)
Net cash provided by operating activities, continuing operations	18,801	66,412
Net cash used in operating activities, discontinued operations	(101)	(1,142)
Net cash provided by operating activities	18,700	65,270

INVESTING ACTIVITIES:
Capital expenditures	(4,772)	(16,314)
Cash paid for broadcast license rights	(7,561)	-
Change in restricted cash	(2,000)	-
Distributions from equity investments	-	2,649
Other investments, net	-	401
Net cash used in investing activities, continuing operations	(14,333)	(13,264)
Net cash provided by (used in) investing activities, discontinued operations	5,875	(693)
Net cash used in investing activities	(8,458)	(13,957)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock based compensation	-	1,183
Proceeds from borrowings on long-term debt	81,000	115,000
Principal payments on long-term debt	(93,280)	(190,025)
Payment of long-term debt financing costs	(3,662)	(1,232)
Net cash used in financing activities, continuing operations	(15,942)	(75,074)
Net cash used in financing activities, discontinued operations	(2,644)	-
Net cash used in financing activities	(18,586)	(75,074)

Net decrease in cash and cash equivalents	(8,344)	(23,761)
Cash and cash equivalents at the beginning of the period	20,106	40,031
Cash and cash equivalents at the end of the period	$11,762	$16,270

Supplemental schedule of non-cash investing activities: Accrual for estimated loan to the joint venture with NBC Universal for cash flow shortfalls	$2,000	$-
The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Notes to Unaudited Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

LIN Television Corporation (“LIN Television”), together with its subsidiaries, is a television station group operator in the United States. In these notes, the terms “Company,” “LIN Television,” “we,” “us” or “our” mean LIN Television Corporation and all subsidiaries included in our unaudited consolidated financial statements.  LIN Television is the wholly-owned subsidiary of LIN TV Corp. (“LIN TV”).

Financial Condition

Our operating plan for the next 12 months requires that we generate cash from operations, utilize borrowings, and repay amounts, including mandatory repayments of term loans under our credit facility. Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) we generate from our operations.   During the six months ended June 30, 2009, we experienced declines in revenues compared to the same periods in 2008, which were in excess of our original 2009 plan.  As a result, and to ensure continued compliance with the financial covenants in our credit agreement, on July 31, 2009 we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, and banks and financial institutions party thereto. For further information regarding the terms of the Amended Credit Agreement see Note 5 – “Debt”.  As of September 30, 2009, we were in compliance with all financial and non-financial covenants in our credit agreement.

During the three months ended September 30, 2009, we continued to experience declines in revenues compared to the same periods in 2008.  These declines in revenues were in excess of our original 2009 plan and we anticipate continued weakness in revenues during the remainder of this year.

Our joint venture with NBC Universal continues to be adversely impacted by the current economic downturn.  Under an agreement we reached with NBC Universal, the joint venture may access the existing $15.0 million debt service reserve fund, defer management fees to conserve cash balances, and borrow funds under shortfall loans provided by us and NBC Universal through April 1, 2010, if the joint venture does not have sufficient cash to cover interest obligations under the General Electric Capital Corporation (“GECC”) Note.  Our obligation under the shortfall funding agreement is to provide the joint venture with a shortfall loan on the basis of our 20.38 percentage of economic interest in the joint venture.  During the nine months ended September 30, 2009, the joint venture used approximately $12.9 million of the existing debt service cash reserves, leaving approximately $2.2 million available.  Based on the most recent 2009 forecast provided by the joint venture, there will be an estimated debt service shortfall through December 31, 2009 of $3.0 to $5.0 million.  Additionally, based on current discussions with the joint venture, we estimate an additional shortfall of $5.0 to $7.0 million for the first quarter of 2010.  As a result, as of September 30, 2009, we have accrued $2.0 million for our portion of the estimable and probable obligations under the shortfall funding agreement which expires on April 1, 2010.  Due to the uncertainty surrounding the joint venture’s ability to repay the shortfall loan, we have concurrently impaired the loan as of September 30, 2009.  We plan to use our available cash balances or available borrowings under our credit facility to fund any shortfall loan.

The joint venture has not provided a forecast for 2010, and we have not had any discussions with NBC Universal regarding how, if at all, we and NBC Universal may share responsibility for any shortfall in cash at the joint venture to cover interest obligations under the GECC Note after April 1, 2010.  If the joint venture experiences further cash shortfalls beyond April 1, 2010, it is possible that we could decide to fund a portion of such cash shortfalls through further loans or equity contributions to the joint venture, subject to compliance with restrictions under our senior credit facility and the indentures governing our senior notes.  We have not accrued for any shortfalls beyond April 1, 2010 as these amounts have been determined to be neither probable nor estimable.  If the joint venture defaults on its obligations to pay interest under the GECC Note, GECC would have the right to exercise its remedies under such note, including enforcing our guarantee of such note.  Refer to Note 14 – "Commitments and Contingencies" in our Annual Report on Form 10-K for further information on the organization of the joint venture and the consequences of an event of default under the GECC Note by the joint venture to us as it relates to our guarantee of the GECC Note.

Basis of Presentation

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Our significant accounting policies are described below.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (collectively, the “Codification”). The Codification establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards relating to U.S. GAAP.

Our consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain financial statement accounts have been reclassified in the prior period financial statements to conform to the current period financial statement presentation.

In the opinion of management, the accompanying unaudited interim financial statements contain all normal recurring adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. Due to seasonal fluctuations and other factors, the interim results of operations are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and the notes to the unaudited consolidated financial statements. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, stock-based-compensation, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, litigation and net assets of businesses acquired.

Changes in Classifications

In December 2007, the FASB issued ASC 810-10 “Non-controlling Interests in Consolidated Financial Statements”, which amends ARB 51, “Consolidated Financial Statements”. (“ASC 810-10”). ASC 810-10 is effective for quarterly and annual reporting periods that begin after December 15, 2008. ASC 810-10 establishes accounting and reporting standards with respect to non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests. The significant requirements under ASC 810-10 are the reporting of the non-controlling interests separately in the equity section of the balance sheet and the reporting of the net income or loss of the controlling and non-controlling interests separately on the face of the statement of operations. We adopted ASC 810-10 effective January 1, 2009, and as a result, reclassified the preferred stock of Banks Broadcasting, Inc. (“Banks Broadcasting”), representing a non-controlling interest, to the equity section of our balance sheet.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-15 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASC 470-20”). ASC 470-20 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. ASC 470-20 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. We plan to adopt ASC 470-20 effective June 30, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

In August 2009, the FASB issued ASU 2009-05 “Measuring Liabilities at Fair Value” (“ASC 820-10”). ASC 820-10 is effective for the first reporting period, including interim periods, beginning after issuance. ASC 820-10 clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. ASC 820-10 becomes effective for us on October 1, 2009.  We adopted ASC 820-10 effective September 30, 2009, and it did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”).  FAS 167 is effective for interim and annual reporting periods beginning after November 15, 2009. FAS 167 amends certain guidance in FIN 46(R) to eliminate the exemption for special purpose entities, require a new qualitative approach for determining who should consolidate a variable interest entity and change the requirement for when to reassess who should consolidate a variable interest entity. We plan to adopt FAS 167 effective January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued FAS 166 “Accounting for Transfers of Financial Assets – an amendment of FAS Statement No. 140” (“FAS 166”). FAS 166 is effective for interim and annual reporting periods beginning after November 15, 2009 and must be applied to transfers occurring on or after the effective date.  FAS 166 clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. We plan to adopt FAS 166 effective January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

In May 2009, the FASB issued ASC 855-10 “Subsequent Events” (“ASC 855-10”). ASC 855-10 is effective for interim and annual reporting periods ending after June 15, 2009. ASC 855-10 introduces the concept of financial statements being available to be issued and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted ASC 855-10 effective June 30, 2009 and included the required disclosure in Note 14 – “Subsequent Events”. ASC 855-10 did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued ASC 825-10, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”), which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  We adopted the provisions of ASC 825-10 by including the required additional financial statement disclosures as of June 30, 2009 in Note 6 – Derivative Financial Instruments and Note 7 - Fair Value Measurement.  The adoption of ASC 825-10 had no financial impact on our financial position or results of operations.

Also in April 2009, the FASB issued ASC 320-10, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC 320-10”), to change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings.  ASC 320-10 also requires enhanced disclosures, including the Company’s methodology and key inputs used for determining the amount of credit losses recorded in earnings. We adopted ASC 320-10 during the second quarter of 2009 and the adoption had no impact on our financial position or results of operations.

Additionally, in April 2009 the FASB issued ASC 820-10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10”). ASC 820-10 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. ASC 820-10 also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). We adopted ASC 820-10 during the second quarter of 2009.  The adoption of ASC 820-10 had no impact on our financial position or results of operations.  See Note 4 (Fair Value) for further detail.

Effective January 1, 2009, the Company adopted ASC 805-10, “Business Combinations” (“ASC 805-10”). ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of ASC 805-10 did not have a material impact on our financial position or results of operations as of or for the period ended September 30, 2009.

In December 2008, the FASB issued ASC 715-10, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“ASC 715-20”). ASC 715-20 is effective for fiscal years ending after December 15, 2009. ASC 715-20 increases disclosure requirements related to an employer’s defined benefit pension or other postretirement plans.  We plan to adopt ASC 715-10 effective December 31, 2009, and we do not expect it to have a material impact on our financial position or results of operations.

In November 2008, the FASB issued ASC 605-25, “Revenue Arrangements with Multiple Deliverables” (“ASC 605-25”). ASC 605-25 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 31, 2009 and shall be applied on a prospective basis.  Earlier application is permitted as of the beginning of a fiscal year. ASC 605-25 addresses some aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We plan to adopt ASC 605-25 effective December 31, 2009, and we do not expect it to have a material impact on our financial position or results of operations.

Note 2 — Discontinued Operations

Our consolidated financial statements reflect the operations, assets and liabilities of Banks Broadcasting as discontinued for all periods presented.

Banks Broadcasting

On April 23, 2009, Banks Broadcasting completed the sale of KNIN-TV, a CW affiliate in Boise, for $6.6 million to Journal Broadcast Corporation. As a result of the sale we received, on the basis of our economic interest in Banks Broadcasting, a distribution of $2.6 million during the quarter ended June 30, 2009. The operating loss for the nine months ended September 30, 2009 includes an impairment charge of $1.9 million to reduce the carrying value of broadcast licenses to fair value based on the final sale price of KNIN-TV of $6.6 million. Net loss included within discontinued operations for the nine months ended September 30, 2009 reflects our 50% share of net losses of Banks Broadcasting, net of taxes, through the April 23, 2009 disposal date.

Banks Broadcasting distributed $2.5 million to us for the nine months ended September 30, 2008.  We provided no capital contributions to Banks Broadcasting during either the three or nine months ended September 30, 2009 and 2008.

Following the sale of KNIN-TV on April 23, 2009, substantially all of the assets of Banks Broadcasting had been liquidated.

The following presents summarized information for the discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net revenues	$-	$680	$823	$2,247
Operating (loss) income	-	(190)	(3,141)	919
Net (loss) income	-	(196)	(446)	184

Note 3 — Equity Investments

Joint Venture with NBC Universal

We own a 20.38% interest in Station Venture Holdings, LLC (“SVH”), a joint venture with NBC Universal, and account for our interest using the equity method as we do not have a controlling interest. SVH wholly owns Station Venture Operations, LP (“SVO”), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture. The following presents the summarized financial information of SVH (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Cash distributions to SVH from SVO	$9,150	$23,940	$36,402	$62,888

Income to SVH from SVO	$9,180	$19,922	$18,409	$53,879
Other expense, net (primarily interest on the GECC note)	(16,491)	(16,672)	(49,473)	(49,655)
Net (loss) income of SVH	$(7,311)	$3,250	$(31,064)	$4,224

Cash distributions to us	$-	$1,630	$-	$2,649

During the three and nine months ended September 30, 2009, we did not recognize our 20.38% share of SVH’s net loss, because the investment was written down to zero during the year ended December 31, 2008.  SVH had cash on hand of $2.2 million and $15.1 million as of September 30, 2009 and December 31, 2008, respectively.

During the quarter ended September 30, 2009, we recognized a contingent liability of $2.0 million based on our estimate of amounts that we expect to loan to the SVH joint venture pursuant to our shortfall funding agreement with NBC Universal, as discussed further in Note 1 and Note 13 – “Commitments and Contingencies”.  Because of uncertainty surrounding the joint venture’s ability to repay the shortfall loan, we concluded that it is more likely than not that the amount of the accrued shortfall loan will not be recovered within a reasonable period of time, and therefore, the loan was fully impaired.  Accordingly, we recognized a charge of $2.0 million, which has been classified as Share of loss (income) in equity investments during the quarter ended September 30, 2009 to reflect the impairment of the loan.

Note 4 — Intangible Assets

The following table summarizes the carrying amount of intangible assets (in thousands):

	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$114,486	$-	$117,159	$-
Broadcast licenses	391,803	-	429,024	-
Intangible assets subject to amortization (1)	7,796	(6,743)	7,796	(6,678)
Total intangible assets	$514,085	$(6,743)	$553,979	$(6,678)
_________

(1)
Intangibles subject to amortization are amortized on a straight line basis and include acquired advertising contracts, advertiser lists, advertiser relationships, favorable operating leases, tower rental income leases, option agreements and network affiliations.

We recorded an impairment charge of $39.9 million during the second quarter of 2009 that included an impairment to the carrying values of our broadcast licenses of $37.2 million, relating to 26 of our television stations; and an impairment to the carrying values of our goodwill of $2.7 million, relating to two of our television stations. As required by ASC 350-10, “Goodwill and Other Intangible Assets”, we tested for impairment of our indefinite lived intangible assets at June 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. The need for an impairment analysis at June 30, 2009 was triggered by the continued decline in advertising revenue at certain of our stations, due to the ongoing effects of the economic downturn, that resulted in downward adjustments to their respective forecasts.

We used the income approach to test our broadcast licenses for impairments as of June 30, 2009 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following adjustments: a) the discount rate was adjusted from 11.0% to 12.0%; b) average market growth rate was adjusted from 1.0% to 0.2%; and c) average operating profit margins were adjusted from 26.6% to 30.5%.

We used the income approach to test goodwill for impairments as of June 30, 2009 and we used the same assumptions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following adjustments: a) the discount rate was adjusted from 14.5% to 15.0%; b) average market growth rate was adjusted from 1.0% to 0.5%; and c) average operating profit margins were adjusted from 34.0% to 36.4%.

These assumptions are based on the actual historical performance of our stations and management’s estimates of future performance of our stations. The increase in the discount rate used for our broadcast licenses and goodwill reflects an increase in the average beta for the public equity of companies in the television and media sector since December 31, 2008. The changes in the market growth rates and operating profit margins for both our broadcast licenses and goodwill reflect changes in the outlook for advertising revenues in certain markets where our stations operate.

Determining the fair value of our television stations requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs or assumptions. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on our financial statements.

The changes in the carrying amount of goodwill for the nine months and year ended September 30, 2009 and December 31, 2008 respectively, are as follows:

	2009	2008

Goodwill	$666,812	$664,103
Accumulated impairment losses	(549,653)	(128,685)
Balance as of January 1	$117,159	$535,418

Tax Adjustments	-	2,709
Impairments	(2,673)	(420.968)

Goodwill	$666,812	$666,812
Accumulated impairment losses	(552,326)	(549,653)
Balance as of September 30, 2009 and December 31, 2008, respectively	$114,486	$117,159

As of September 30, 2009 there were no indicators that our tangible or intangible assets were impaired.  For further discussion of our accounting policy related to impairments refer to Note 1 – Basis of Presentation and Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2008.

Note 5 — Debt

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Credit Facility:
Revolving credit loans	$203,000	$135,000
Term loans	65,950	77,875
6½% Senior Subordinated Notes due 2013	275,883	355,583
$141,316 and $183,285, 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $5,325 and $8,390 at September 30, 2009 December 31, 2008, respectively	135,991	174,895
Total debt	680,824	743,353
Less current portion	15,900	15,900
Total long-term debt	$664,924	$727,453

We repaid $11.9 million of principal of the term loans, related to mandatory quarterly payments, under our credit facility, from operating cash balances during the nine months ended September 30, 2009.

During 2008, we commenced a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to purchase a portion of our 6½% Senior Subordinated Notes and 6½%  Senior Subordinated Notes – Class B at market prices using available balances under our revolving credit facility and available cash balances. During the nine months ended September 30, 2009, we purchased a total principal amount of $79.7 million and $42.0 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively, under this plan. The total purchase price for the transactions was $68.4 million, resulting in a gain on extinguishment of debt of $50.1 million, net of a write-off of deferred financing fees and discount related to the notes of $1.3 million and $1.9 million, respectively.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	September 30, 2009	December 31, 2008
Carrying amount	$680,824	$743,353
Fair value	568,630	402,524

On July 31, 2009, we entered into an Amended Credit Agreement, which provides that our aggregate revolving credit commitments are $225.0 million and our outstanding term loans remained at $69.9 million (as of July, 31 2009). The terms of the Amended Credit Agreement include, but are not limited to, changes to financial covenants, including our consolidated leverage ratio, consolidated interest coverage ratio and consolidated senior leverage ratio, a general tightening of the exceptions to our negative covenants (principally by means of reducing the types and amounts of permitted transactions) and an increase in the interest rates and fees payable with respect to the borrowings under the Amended Credit Agreement.  Certain revised financial condition covenants, and other key terms, are as follows:

	Prior		As Amended
Consolidated Leverage Ratio:
July 1, 2009 through September 30, 2009	7.00	x	9.00	x
October 1, 2009 to December 31, 2009	7.00	x	10.50	x
January 1, 2010 through March 31, 2010	6.50	x	10.00	x
April 1, 2010 through June 30, 2010	6.50	x	9.00	x
July 1, 2010 through September 30, 2010	6.00	x	7.50	x
October 1, 2010 and thereafter	6.00	x	6.00	x

Consolidated Interest Coverage Ratio:
July 1, 2009 through September 30, 2009	2.00	x	1.75	x
October 1, 2009 through December 31, 2009	2.00	x	1.50	x
January 1, 2010 through June 30, 2010	2.25	x	1.75	x
July 1, 2010 through September 30, 2010	2.25	x	2.00	x
October 1, 2010 and thereafter	2.25	x	2.25	x

Consolidated Senior Leverage Ratio:
July 1, 2009 through September 30, 2009	3.50	x	3.75	x
October 1, 2009 through December 31, 2009	3.50	x	4.25	x
January 1, 2010 through March 31, 2010	3.50	x	4.00	x
April 1, 2010 through June 30, 2010	3.50	x	3.75	x
July 1, 2010 through September 30, 2010	3.50	x	3.00	x
October 1, 2010 and thereafter	3.50	x	2.25	x

Interest rate on borrowings	LIBOR + 150bps*		LIBOR + 375bps

* At consolidated leverage of 7x or greater.

The Amended Credit Agreement revises the calculation of Consolidated Total Debt used in our consolidated leverage ratios to exclude the netting of cash and cash equivalents against total debt.

On an annual basis following the delivery of our year-end financial statements, the Amended Credit Agreement requires mandatory prepayments of principal, as well as a permanent reduction in revolving credit commitments, subject to a computation of excess cash flow for the preceding fiscal year, as more fully set forth in the Amended Credit Agreement. In addition, the Amended Credit Agreement restricts the use of proceeds from asset sales or from the issuance of debt (with the result that such proceeds, subject to certain exceptions, must be used for mandatory prepayments of principal and permanent reductions in revolving credit commitments), and includes an anti-cash hoarding provision which requires that LIN Television utilize unrestricted cash and cash equivalent balances in excess of $12.5 million to repay principal amounts outstanding, but not permanently reduce capacity, under our revolving credit facility.

In connection with the Amended Credit Agreement, we incurred costs of approximately $3.9 million during the third quarter related primarily to lender, arrangement and legal fees, of which, $3.8 million was capitalized as deferred financing costs and $0.1 million was recognized as expense during the quarter ended September 30, 2009. Additionally, as a result of the Amended Credit Agreement, we expect cash interest expense, on an annualized basis, to increase by approximately $7.0 million, based on the total principal amounts outstanding as of July 31, 2009.

Note 6 — Derivative Financial Instruments

We use derivative financial instruments in the management of our interest rate exposure for our long-term debt, principally our credit facility. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure. We do not hold or enter into derivative financial instruments for speculative trading purposes.

During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loan (“2006 interest rate hedge”). To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility, which expires in November 2011. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge liability was $4.9 million and $6.5 million at September 30, 2009 and December 31, 2008, respectively. The effective portion of this amount will be released into earnings over the life of the 2006 interest rate hedge through periodic interest payments. The notional amount of the 2006 interest rate hedge was $70.0 million and $81.3 million at September 30, 2009 and December 31, 2008, respectively. During the three and nine months ended September 30, 2009, we recorded a charge of $17,000 and $12,000, respectively, to the Other Expense line within statement of operations, associated with the ineffective portion of this hedge.

The 2006 interest rate hedge is carried on our consolidated balance sheet as other liabilities at fair value, which is calculated using the discounted expected future cash outflows from a series of three-month LIBOR strips through November 4, 2011, the same maturity date as our credit facility. The fair value of this derivative was calculated by using observable inputs (Level 2) as defined under ASC 820-10 as noted in Note 7 – “Fair Value Measurements”.

The 2.50% Exchangeable Senior Subordinated Debentures that we repurchased in 2008 had certain embedded derivative features that were required to be separately identified and recorded at fair value each period. The fair value of these derivatives upon issuance of the debentures was $21.1 million and this amount was recorded as an original issue discount and accreted through interest expense from the date of issuance through May 15, 2008 when they were all tendered to us and purchased. As a result of the purchase of the debentures, we recorded a gain of $0.4 million during the first quarter of 2008 to earnings for the remaining fair value of these derivatives.

The following tables summarizes our derivative activity during the three and nine months ended September 30 (in thousands):

	Loss (gain) on Derivative Instruments
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Mark-to-Market Adjustments on:
2.50% Exchangeable Senior Subordinated Debentures	$-	$-	$-	$(375)
2006 interest rate hedge	17	-	12	-
	$17	$-	$12	$(375)

	Comprehensive Income, Net of Tax
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Mark-to-Market Adjustments on:
2006 interest rate hedge	$153	$32	$984	$184
	$153	$32	$984	$184

The following table summarizes the balances for our derivative liability included in other liabilities in our consolidated balance sheet (in thousands):

	September 30, 2009	December 31, 2008
2006 interest rate hedge	$4,867	$6,493

Note 7 – Fair Value Measurement

We record certain financial assets and liabilities at fair value on a recurring basis consistent with ASC 820-10. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the three-level fair value hierarchy established by ASC 820-10 as of September 30, 2009 (in thousands):

	September 30, 2009
	Quoted prices in active markets	Significant observable inputs	Total
	(Level 1)	(Level 2)

Assets:
Deferred compensation related investments	$1,323	$-	$1,323

Liabilities:
2006 interest rate hedge	-	4,867	4,867
Deferred compensation related liabilities	1,323	-	1,323

The fair value of our deferred compensation plan is determined based on the fair value of the investments selected by employees.

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension benefit cost and the contributions to the 401(k) Plan and to the retirement plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net periodic pension benefit cost:
Service cost	$-	$538	$385	$1,614
Interest cost	1,587	1,592	4,765	4,776
Expected return on plan assets	(1,641)	(1,705)	(4,969)	(5,115)
Amortization of prior service cost	-	30	31	90
Amortization of net loss	-	48	165	144
Curtailment	-	-	438	-
Net periodic benefit cost	$(54)	$503	$815	$1,509
Contributions
401(k) Plan	$56	$532	$393	$1,206
Retirement plans	-	-	-	2,250
Total contributions	$56	$532	$393	$3,456

We do not expect to make any contributions to our defined benefit retirement plans during the remainder of 2009. See Note 11 — “Retirement Plans” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2008 for a full description of our retirement plans.

We recorded a curtailment during the nine months ended September 30, 2009 as a result of freezing benefit accruals to the plan during 2009. The $0.4 million charge relates to the recognition of prior service cost associated with the plan.

As of September 30, 2009, our pension plan was underfunded by greater than 20% primarily due to the significant decline in the equity markets over the last twelve months. At this funding level, withdrawal restrictions are required by the Internal Revenue Service for those cash balance participants who request lump sum distributions. Former employees who request a lump sum distribution including rollovers will receive 50% of their account balance until the funded status of our plan increases to above 80%.

Note 9 — Stock-Based Compensation

On June 2, 2009, we completed an exchange offer which enabled employees and non-employee directors to exchange some or all of their outstanding options to purchase shares of LIN TV’s Class A common stock, for new options to purchase shares of LIN TV’s Class A common stock, on a one for one basis.  A total of 257 employees participated in the exchange, in which options to purchase an aggregate of 2,931,285 shares of LIN TV’s Class A common stock were exchanged.  The new options have an exercise price of $1.99 per share, equal to the closing price per share of LIN TV’s Class A common stock on June 2, 2009. The new stock options vest ratably over three years. As a result of the exchange offer, we will recognize an incremental charge of $2.1 million over the vesting period of the new grants.

Note 10 — Restructuring

During the second quarter of 2009, we recorded a restructuring charge of $0.5 million as a result of the consolidation of certain activities at our stations which resulted in the termination of 28 employees.  We made cash payments of $0.3 million and $0.5 million during the three and nine months ended September 30, 2009 related to this restructuring.

During the fourth quarter of 2008, we effected a restructuring that included a workforce reduction and the cancellation of certain syndicated television program contracts. The total charge for the plan was $12.9 million, including $4.3 million for a workforce reduction of 144 employees and $8.6 million for the cancellation of the contracts. We made cash payments of $0.2 million and $8.8 million for the three and nine months ended September 30, 2009, respectively, related to these restructuring activities. Cumulatively under the plan, we have made payments of $12.4 million through September 30, 2009. As of September 30, 2009, we had $0.5 million in accrued expenses and accounts payable in the consolidated balance sheet for this restructuring and expect to make cash payments of $0.1 million during the remainder of 2009 and the remaining $0.4 million during 2010 and thereafter.

The following table details the amounts for both of these restructurings for the three and nine months ended September 30, 2009.

	Balance as of June 30, 2009	Three Months Ended September 30, 2009		Balance as of September 30, 2009
		Charge	Payments
Severance and related	$319	$-	$319	$-
Contractual and other	747	-	257	490
Total	$1,066	$-	$576	$490

	Balance as of December 31, 2008	Nine Months Ended September 30, 2009		Balance as of September 30, 2009
		Charge	Payments
Severance and related	$3,493	$(498)	$3,991	$-
Contractual and other	5,868	-	5,378	490
Total	$9,361	$(498)	$9,369	$490

Note 11 – Concentration of Credit Risk

On April 30, 2009, Chrysler LLC (“Chrysler”) filed for Chapter 11 bankruptcy protection.  On June 1, 2009, General Motors Corporation (“GM”) filed for Chapter 11 bankruptcy protection.  We currently have a concentration of credit risk within our accounts receivable due from both Chrysler and GM.  We have reviewed our reserves related to receivables from these customers and auto dealers whose advertising campaigns are subsidized by both Chrysler and GM.  As of September 30, 2009, we have determined that we are adequately reserved for all receivables due from these customers and their affiliates.

Note 12 — Income Taxes

We recorded a provision for income taxes of $1.6 million and $9.9 million for the three and nine months ended September 30, 2009, respectively, compared to a provision for income taxes of $.2 million and a benefit of $70.7 million for the three and nine months ended September 30, 2008, respectively.  Our effective income tax rate was 215.1% and 2.1% for the three months ended September  30, 2009 and 2008, respectively.  Our effective income tax rate was 113.7% and 25.7% for the nine months ended September 30, 2009 and 2008, respectively.

The increase in the effective tax rate during the three and nine months ended September 30, 2009, is due primarily to the impact of 2008 impairment charges on our pretax income, which resulted in an effective tax rate that was larger in 2009 as a percentage of pretax income as compared to the same periods in 2008.

Note 13 — Commitments and Contingencies

GECC Note

GECC provided debt financing for the joint venture between NBC Universal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter. We have a 20.38% equity interest in the joint venture and NBC Universal has the remaining 79.62% equity interest, in which we and NBC Universal each have a 50% voting interest.  NBC Universal operates the two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement.  NBC Universal and GECC are both majority-owned subsidiaries of General Electric Co. LIN TV has guaranteed the payment of principal and interest on the GECC Note.

The GECC Note is an obligation of the joint venture and is not an obligation of LIN TV or LIN Television or any of its subsidiaries. GECC’s only recourse, upon an event of default under the GECC Note, is to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the GECC Note. An event of default under the GECC Note will occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due and payable, or to pay the principal amount on the maturity date.  If the joint venture fails to pay interest on the GECC Note, and neither NBC Universal nor we make a shortfall loan to cover the interest payment within 90 days of the date due and payable, an event of default would occur and GECC could accelerate the maturity of the entire amount due under the GECC Note.

Our joint venture with NBC Universal continues to be adversely impacted by the current economic downturn.  Under an agreement we reached with NBC Universal, the joint venture may access the existing $15.0 million debt service reserve fund, defer management fees to conserve cash balances, and borrow funds under shortfall loans provided by us and NBC Universal through April 1, 2010, if the joint venture does not have sufficient cash to cover interest obligations under the GECC Note.  Our obligation under the shortfall funding agreement is to provide the joint venture with a shortfall loan on the basis of our 20.38 percentage of economic interest in the joint venture.  During the nine months ended September 30, 2009, the joint venture used approximately $12.9 million of the existing debt service cash reserves, leaving approximately $2.2 million available.  Based on the most recent 2009 forecast provided by the joint venture, there will be an estimated debt service shortfall through December 31, 2009 of $3.0 to $5.0 million.  Additionally, based on current discussions with the joint venture, we estimate an additional shortfall of $5.0 to $7.0 million for the first quarter of 2010.  As a result, as of September 30, 2009, we have accrued $2.0 million for our estimable and probable obligations under the shortfall funding agreement which expires on April 1, 2010.  Due to the uncertainty surrounding the joint venture’s ability to repay the shortfall loan, we have concurrently impaired the loan as of September 30, 2009 (see further discussion in Note 3 – Equity Investments).We plan to use our available cash balances or available borrowings under our credit facility to fund any shortfall loan.

The joint venture has not provided a forecast for 2010, and we have not had any discussions with NBC Universal regarding how, if at all, we and NBC Universal may share responsibility for any shortfall in cash at the joint venture to cover interest obligations under the GECC Note after April 1, 2010.  If the joint venture experiences further cash shortfalls beyond April 1, 2010, it is possible that we could decide to fund a portion of such cash shortfalls through further loans or equity contributions to the joint venture, subject to compliance with restrictions under our senior credit facility and the indentures governing our senior notes.  We have not accrued for any shortfalls beyond April 1, 2010 as these amounts have been determined to be neither probable nor estimable.  If the joint venture defaults on its obligations to pay interest under the GECC Note, GECC would have the right to exercise its remedies under such note, including enforcing our guarantee of such note.

Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined upon occurrence of the following events: a) there is an event of default; b) neither NBC Universal nor we remedy the default; and c) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note. Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between i) the total amount at which the joint venture’s assets were sold and ii) the principal amount and any unpaid interest due under the GECC Note.  As of December 31, 2008, we estimated the fair value of the television stations in the joint venture to be approximately $300 million less than the outstanding balance of the GECC Note of $815.5 million. During 2009, the joint venture's operating results indicate that the deficit to fair value as of September 30, 2009 could now be greater than the estimated $300 million deficit as of December 31, 2008. We fully impaired our goodwill associated with these television stations during the fourth quarter of 2008.

We believe the probability is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note during 2009 and through the expiry of our agreement with NBC Universal on April 1, 2010, although there can be no assurances that such an event of default will not occur.  There are no financial or similar covenants in the GECC Note and, since both NBC Universal and we have agreed to fund interest payments if the joint venture is unable to do so in 2009 and through the first quarter of 2010, NBC Universal and we are able to control the occurrence of a default under the GECC Note.

However, if an event of default under the GECC Note occurs, LIN TV, which conducts all of its operations through its subsidiaries, could experience material adverse consequences, including:

·
GECC, after exhausting all remedies against the joint venture, could enforce its rights under the guarantee, which could cause LIN TV to determine that LIN Television should seek to sell material assets owned by it in order to satisfy LIN TV’s obligations under the guarantee;

·
GECC’s initiation of proceedings against LIN TV under the guarantee, if they result in material adverse consequences to LIN Television, would cause an acceleration of LIN Television’s credit facility and other outstanding indebtedness; and

·
if the GECC Note is prepaid because of an acceleration on default or otherwise, we would incur a substantial tax liability of approximately $271.3 million related to our deferred gain associated with the formation of the joint venture.

Note 14 — Subsequent Events

Acquisition of RM Media LLC

On October 2, 2009, we acquired RM Media LLC, formerly Red McCombs Media, LP ("RM Media"), an online advertising and media services company based in Austin, Texas. The acquisition was effected through the merger of RM Media with and into Primeland Television, Inc., a wholly owned subsidiary of LIN Television ("Primeland"). The aggregate consideration paid by us in connection with the merger was approximately $7.9 million, which was comprised of approximately $1.2 million paid in cash, $4.5 million paid in the form of shares of LIN’s Class A common stock, and approximately $2.2 million in the form of an unsecured promissory note. In addition, in connection with the transaction, Primeland assumed an aggregate of approximately $2.8 million of RM Media's existing indebtedness and satisfied certain expenses incurred by RM Media and its former owners.  As part of the merger consideration, LIN TV issued 933,610 shares of LIN TV’s Class A common stock, from shares held within treasury, to the former owners of RM Media.  The LIN TV Class A common stock was issued in a private placement transaction that was exempt from registration under the Securities Act of 1933, as amended.

The number of shares of Class A common stock issued by LIN TV to the sellers is subject to adjustment in the event that LIN TV’s Class A common stock has decreased in value as of the six month anniversary of the acquisition.  If the value of the LIN TV Class A common stock as of the six-month anniversary of the acquisition is less than $4.5 million (such difference, the “Equity Value Shortfall Amount”), we are obligated, at our option, to a) issue to the sellers a number of additional shares of LIN TV Class A common stock having a value as of the six-month anniversary of the acquisition, equal to the Equity Value Shortfall Amount, b) make a cash payment to the sellers in an amount equal to the Equity Value Shortfall Amount, or c) satisfy the Equity Value Shortfall Amount through any combination of the foregoing we determine appropriate.  In the event that we choose to issue additional shares of LIN TV Class A common stock to the sellers to satisfy all or a portion of the Equity Value Shortfall Amount, a final adjustment will be made at the twelve month anniversary of the acquisition in the event that the value of such shares as of the 12-month anniversary of the acquisition is less than or exceeds the Equity Value Shortfall Amount by at least $0.25 per share.  The merger consideration is also subject to customary adjustments for working capital and indemnification for claims against the sellers related to the period prior to the merger.

As of the date of these Unaudited Consolidated Financial Statements, the initial allocation of the merger consideration to the assets acquired and liabilities assumed is not complete, and as such we have not yet determined an estimate for the amount of goodwill and other intangible assets acquired in the transaction.  Accordingly, certain disclosures required by ASC 805-10 have been omitted from these Unaudited Consolidated Financial Statements.

Disclosure

Our Unaudited Consolidated Financial Statements for the quarter ended September 30, 2009 were issued on November 3, 2009.  We have determined that no other events or transactions have occurred through the date of issuance that would require recognition or disclosure within the Unaudited Consolidated Financial Statements.