Form 10-K
LIN TELEVISION CORP; LIN TV CORP
filed 2010-03-15
CIK 931058, 1166789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
One West Exchange Street, Suite 5A, Providence, Rhode Island 02903
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the last reported sale price of the registrant’s class A common stock on June 30, 2009 on the New York Stock Exchange) was approximately $86 million.

DOCUMENTS INCORPORATED BY REFERENCE
Document Description	Form 10-K
Portions of the Registrant’s Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders to be held on May 11, 2010	Part III
NOTE:
This combined Form 10-K is separately filed by LIN TV Corp. and LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction I(1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at March 3, 2010: 29,407,317 shares.
LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at March 3, 2010: 23,502,059 shares.
LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at March 3, 2010: 2 shares.
LIN Television Corporation common stock, $0.01 par value, issued and outstanding at March 3, 2010: 1,000 shares.

EXHIBITS
10.14	Summary of Director Compensation Policies
10.30	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Vincent L. Sadusky
10.31	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Scott M. Blumenthal
10.32	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Denise M. Parent
10.33	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Richard J. Schmaeling
10.34	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Robert Richter
10.35	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Nicholas N. Mohamed
21	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Section 302 of the CEO of LIN TV Corp.
31.2	Certification pursuant to Section 302 of the CFO of LIN TV Corp.
31.3	Certification pursuant to Section 302 of the CEO of LIN Television Corporation
31.4	Certification pursuant to Section 302 of the CFO of LIN Television Corporation
32.1	Certification pursuant to Section 906 of the CEO and CFO of LIN TV Corp.
32.2	Certification pursuant to Section 906 of the CEO and CFO of LIN Television Corporation

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under the captions Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe them to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such forward-looking statements. We cannot assure you that any of such statements will be realized and it is likely that actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those discussed under the caption Item 1A. Risk Factors, as well as the following:

•	volatility and disruption of the capital and credit markets and further adverse changes in the national and local economies in which our stations operate;

•	volatility and periodic changes in our advertising revenues;

•	restrictions on our operations due to, and the effect of, our significant indebtedness;

•	our ability to continue to comply with financial debt covenants dependent on cash flows;

•	our guarantee of the General Electric Capital Corporation (“GECC”) note;

•	effects of complying with accounting standards, including with respect to the treatment of our intangible assets;

•	increases in our cost of borrowings or inability or unavailability of additional debt or equity capital;

•	increased competition, including from newer forms of entertainment and entertainment media, or changes in the popularity or availability of programming;

•	increased costs, including increased news and syndicated programming costs and increased capital expenditures as a result of acquisitions or necessary technological enhancements;

•	effects of our control relationships, including the control that HM Capital Partners LLC (“HMC”) and its affiliates have with respect to corporate transactions and activities we undertake;

•
adverse state or federal legislation or regulation or adverse determinations by regulators, including adverse changes in, or interpretations of, the exceptions to the FCC duopoly rule and the allocation of broadcast spectrum;

•	declines in the domestic advertising market;

•	further consolidation of national and local advertisers;

•	global or local events that could disrupt television broadcasting;

•	risks associated with acquisitions including integration of acquired businesses;

•	changes in television viewing patterns, ratings and commercial viewing measurement;

•	changes in our television network affiliation agreements;

•	changes in our retransmission consent agreements;

•	seasonality of the broadcast business due primarily to political advertising revenues in even years; and

•	impact of union activity, including possible strikes or work stoppages or our inability to negotiate favorable terms for contract renewals.

Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.  Business

Overview

LIN TV Corp. is a local television and digital media company, owning and/or operating 28 television stations and interactive television station and niche web sites in 17 U.S. markets. Our highly-rated stations deliver superior local news and community stories, along with top-rated sports and entertainment programming, to 8% of U.S. television homes, reaching an average of 9.7 million households per week. All of our television stations are affiliated with a national broadcast network. We are a leader in the convergence of local broadcast television and the Internet through our television station web sites and a growing number of local interactive initiatives and Internet-based products and services. Our stations are primarily located in the top 75 Designated Market Areas (“DMA”) as measured by Nielsen Media Research (“Nielsen”). In this report, the terms “Company,” “LIN TV”, “we”, “us” or “our” mean LIN TV Corp. and all subsidiaries included in our consolidated financial statements. Our class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TVL”.

We provide free, over-the-air broadcasts of our programming 24 hours per day to the communities we are licensed to serve. We are committed to serving the public interest by providing free daily local news coverage, making public service announcements and providing advertising time to political candidates.

We seek to have the largest local media presence in each of our local markets by combining strong network and syndicated programming with leading local news, and by pursuing our multi-channel strategy. This multi-channel strategy enables us to increase our audience share by operating multiple stations on multiple platforms in the same market. We currently deliver content over the air, on-line and on mobile applications.  We also operate multiple stations in nine of our markets.

Development of Our Business

Ownership and organizational structure

Our Company (including its predecessors) has owned and operated television stations since 1966 and was incorporated on February 11, 1998. A group of investors led by the predecessor of HMC acquired LIN Television Corporation, our wholly-owned subsidiary, on March 3, 1998 and was incorporated on June 18, 1990. On May 3, 2002, we completed our initial public offering and our class A common stock began trading on the NYSE. Our corporate offices are at One West Exchange Street, Suite 5A, Providence, Rhode Island 02903.

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

The following diagram summarizes our corporate structure as of March 3, 2010:

Class A Common
Stock
29,407,317 shares outstanding
listed on the NYSE under the
symbol “TVL”
30% voting power
Class B Common
Stock
23,502,059 shares
outstanding, all of which are
currently held by affiliates or
former affiliates of HMC
Non-voting
Class C Common
Stock
2 shares outstanding, 1 of
which is held by affiliates of
Mr. Royal W. Carson III, a
director, and the other by HMC
70% voting power
LIN TV Corp.
LIN Television Corporation
Television Stations
and
Digital Operations
 Joint Ventures

All of the shares of our class B common stock are held by affiliates of HMC or former affiliates of HMC. The class B common stock is convertible into class A common stock or class C common stock in various circumstances. The class C common stock is also convertible into class A common stock in certain circumstances. If affiliates of HMC converted their shares of class B common stock into shares of class A common stock and the shares of class C common stock were converted into shares of class A common stock as of March 3, 2010, the holders of the converted shares of class C common stock would own less than 0.01% of the total outstanding shares of class A common stock and resulting voting power, and the affiliates of HMC would own 44.4% of the total outstanding shares of class A common stock and resulting voting power.

HMC has advised us that it has no current intention of converting its shares of class B common stock into shares of class A voting common stock or shares of class C voting common stock.

Our television stations

We own, operate and/or program 28 stations, including two stations pursuant to local marketing agreements and one low-power station, which operates as a stand-alone station. We also have an equity investment in other stations through a joint venture. The following table lists the stations that we own, operate and/or program, or in which we have an equity investment:

Market	DMA Rank (1)	Station	Affiliation	Digital Channel	Status(2)	FCC license expiration
Owned:
Indianapolis, IN	25	WISH-TV (3)	CBS	9		8/1/2013
		WNDY-TV	MNTV	32		8/1/2013
Hartford-New Haven, CT	30	WTNH-TV	ABC	10		4/1/2015
		WCTX-TV	MNTV	39		4/1/2015
Columbus, OH	34	WWHO-TV	CW	46		10/1/2013
Grand Rapids-Kalamazoo-Battle Creek, MI	41	WOOD-TV (3)	NBC	7		10/1/2013
		WOTV-TV	ABC	20		10/1/2013
		WXSP-CA	MNTV	Various		10/1/2013
Norfolk-Portsmouth-Newport News, VA	43	WAVY-TV (3)	NBC	31		10/1/2012
		WVBT-TV	FOX	29		10/1/2012
Albuquerque, NM	44	KRQE-TV (3)	CBS	16		10/1/2006 (5)
		KASA-TV	FOX	27		10/1/2014
Buffalo, NY	52	WIVB-TV	CBS	39		6/1/2015
		WNLO-TV	CW	32		6/1/2015
Austin, TX	48	KXAN-TV	NBC	21		8/1/2014
		KNVA-TV (3)	CW	49	LMA	8/1/2014
		KBVO-TV(4)	MNTV	14		8/1/2014
Providence, RI-New Bedford, MA	53	WPRI-TV	CBS	13		4/1/2015
		WNAC-TV	FOX	54	LMA	4/1/2007(5)
Mobile, AL/Pensacola, FL	60	WALA-TV	FOX	9		4/1/2013
		WFNA-TV	CW	25		4/1/2013
Dayton, OH	65	WDTN-TV	NBC	50		10/1/2013
Green Bay, WI	70	WLUK-TV (3)	FOX	51		12/1/2013
Toledo, OH	73	WUPW-TV	FOX	46		10/1/2013
Fort Wayne, IN	107	WANE-TV	CBS	31		8/1/2013
Springfield-Holyoke, MA	111	WWLP-TV	NBC	11		4/1/2015
Terre Haute, IN	152	WTHI-TV	CBS	24		8/1/2013
Lafayette, IN	191	WLFI-TV	CBS	11		8/1/2013

NBC Universal/LIN Joint Venture:
Dallas-Forth Worth, TX	5	KXAS-TV	NBC	41	JV	8/1/2006 (5)
San Diego, CA	28	KNSD-TV	NBC	40	JV	12/1/2006 (5)

(1)
DMA estimates and rankings are taken from Nielsen Local Universe Estimates for the 2009-2010 Broadcast Season, effective September 21, 2009. There are 210 DMAs in the United States.  All Nielsen data included in this report represents Nielsen’s estimates, and Nielsen has neither reviewed nor approved the data included in this report.

(2)
All of our stations are owned and operated except for those stations noted as “LMA” which indicates stations to which we provide services under a local marketing agreement (see “Distribution of Programming — local marketing agreements” for a description of these agreements) and noted as “JV” which indicates a station owned and operated by a joint venture to which we are a party.

(3)
WISH-TV includes a low-power station, WIIH-CA. WOOD-TV, WAVY-TV, KNVA-TV, WLUK-TV each include a group of low-power stations. KRQE-TV includes two satellite stations, KBIM-TV and KREZ-TV.  We own and operate all of these satellite stations and low-power stations, which broadcast identical programming as the primary station.

(4)	KBVO-TV is a satellite station of KXAN-TV on which programming is provided through MyNetworkTV’s program service.

(5)	License renewal applications have been filed with the FCC and are currently pending.

For more information about our joint venture with NBC Universal, see “Joint Venture with NBC Universal” below and Item 1A. “Risk Factors — The GECC Note could result in significant liabilities, including (i) requiring us to make short-term cash payments to the NBC Universal joint venture to fund interest payments, and (ii) potentially giving rise to a change of control under our existing indebtedness, which could cause such indebtedness to become immediately due and payable,” as well as the description in the Liquidity and Capital Resources section under Item 7. Management’s Discussion and Analysis and Note 14 – “Commitments and Contingencies” to our consolidated financial statements.

Description of Our Business

Strategy

We seek to increase our revenues and cash flow through achievement of a number of key strategic and operating goals, which include: a) sustaining leadership in our core television business; b) building new audiences for our multiplatform product offerings; and c) continuing our implementation of cost efficiencies and use of new technology to streamline operations.

The principal components of our strategy are to:

•
Preserve Our Local News Leadership.  We operated the number one or number two local news station in 91% of our news markets1 for the year ended December 31, 2009. Our stations are committed to a “localist” approach, which sustains our strong news positions and enhances our brand equity in the community. We have been recognized for our local news expertise and have won many awards during the past year, including several Emmy, Associated Press, Edward R. Murrow and other local and regional awards. We believe that strong local news programming is among the most important elements in attracting local advertising revenue. In addition, news audiences serve as vital lead-ins for other programming and help minimize the impact of changes in network programming.

•
Sustain and Grow Our Revenue Share Through a Focus on Local Programming.   We are committed to improving the quality of our existing products, developing new local products, and investing in our future. Local programming allows us to leverage our existing production teams and on-air talent while limiting our exposure to long-term syndicated programming contracts. It also allows us to be more creative and go beyond selling :30 and :60 second spots, and is supported by our advertisers. In 2009, we added nearly 1,500 hours of local programming and now have unique programs tailored to the communities we serve in the majority of our markets.  As a result of our strong local station brands, market-leading news and sales expertise, we achieved market share growth in 2009.

•
Continue to Pursue Our Multi-Channel Strategy.  We continued to expand our presence in our local markets in 2009 through the launch of MyAustinTV on KBVO-TV in Austin, TX, and myRITV, a digital channel in Providence, RI. These added channels and distribution capacity mark an innovative advance in our digital strategy, which is focused on reinventing existing channels and creating new brands that deliver targeted, niche programming to a multiplatform audience, when we believe there is a revenue growth opportunity. Our strategy also helps us appeal to a wider audience and market of advertisers while providing economies of scale to pursue additional and new programming services. As a result, we believe our duopoly stations provide us with a substantial competitive advantage. For the long term, we believe our spectrum has value beyond traditional television channels and digital technology enables us to separate a portion of that spectrum for incremental services. We have been active in exploring use of that spectrum and have partnered with the Open Mobile Video Coalition to launch new technology that will provide live, local and national over-the-air digital television to consumers via next-generation portable and mobile devices.

•
Continue to Invest in Digital Media.  Our new media teams are focused on embracing new technologies and growing our portfolio of multimedia products and services that provide audiences around-the-clock access to our trusted local news and information. We delivered our largest audience to-date across all of our web sites in 2009, including 824 million user actions and approximately 3 billion advertising impressions, with users engaging our content for more than 23 minutes on average. In addition, over 95 million page impressions were served to users accessing our content via mobile devices. Our syndication strategy helped distribute video to users who consumed over 90 million video views. We will continue to focus on the depth and breadth of our content in order to become the local online destination for news and information in our markets, as well as expand our new media platform through Mobility, Short Message Service (SMS) and interactive television. Additionally, on October 2, 2009, we completed the acquisition of Red McCombs Media, LP (“RMM”), an online advertising and media services company based in Austin, Texas.  This acquisition significantly expands our local multi-platform offerings by providing national advertising and enhanced services, including targeted display, rich media, video advertising, custom-built vertical channels, search engine marketing, search engine optimization and mobile marketing.

•
Secure Subscriber Fees from Pay-Television Operators.  Local broadcast stations reach 90% of U.S. television households through carriage on cable, telecommunications and satellite multi-channel video systems2. The surge of competition from satellite and telecommunications companies, combined with our strong local and national programming, provides us with compelling negotiating positions to obtain compensation for our channels. We currently have agreements with every major cable, telecommunications and satellite company in the markets we serve.

•
Continue to Improve Our Operating Efficiencies.  We have achieved company-wide operating efficiencies through economies of scale in the purchase of programming, ratings services, research services, national sales representation, capital equipment and other vendor services. In addition, we operate two regional television technology centers that have centralized engineering, operations and administration for multiple stations at a single location. In 2009, we successfully integrated all of our major mid-west, New England and mid-Atlantic stations into our technology centers, saving manpower and reducing capital costs. A current initiative is to improve our newsgathering and production process by sharing resources and multitasking. We are transitioning to journalists that have a wide range of skills, including video camera operation, writing and editing. Our modern newsrooms create a unique and instantaneous reporting culture that drives cost reduction and efficiency. As a result of careful planning, training and communication, our stations are embracing our new culture and working hard to produce more local news on a 24/7 real-time basis for our web, mobile and television using fewer resources.

Principal Sources of Revenue

Local, national and political advertising revenues

Local, national and political advertising, net of agency commissions, represented approximately 84%, 90% and 92% of our total net revenues for the years ended December 31, 2009, 2008 and 2007, respectively. We receive these revenues principally from advertising time sold in our local news, network and syndicated programming. Advertising rates are based upon a variety of factors, including:

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

1 Source: Average of LIN TV’s 2009 Nielsen Household Ratings: March, May, July, and November. Monday-Friday, Early Morning, Early Evening, Late News.
2 Source: Nielsen DMA Universe Estimates. January, 2010.

Barter revenues

We occasionally barter our unsold advertising inventory for goods and services that are required to operate our television stations or are used in sales and marketing efforts. We also acquire certain syndicated programming by providing a portion of the available advertising inventory within the program, in lieu of cash payments.

Digital revenues

We generate digital revenues from advertising produced by our television stations’ Internet web sites, from retransmission consent fees received from cable, satellite and telecommunications companies for the rights to carry our signals in their pay television services to consumers and by providing online advertising and media services through RMM.

Other revenues

We receive other revenues from sources such as renting space on our television towers, renting our production facilities, copyright royalties and providing television production services.

Sources and Availability of Programming

We program our television stations from the following program sources:

•	News and general entertainment programming that is produced by our local television stations;

•	Network programming: such as “CSI” or “Ugly Betty”;

•	Syndicated programming: off-network programs, such as “The Simpsons” or “Two and a Half Men”, and first-run programs, such as “Jeopardy”, “Entertainment Tonight” or “Wheel of Fortune”;

•	Paid programming: arrangements where a third party pays our stations for a block of time, generally in one half hour or one hour time periods to air long-form advertising or “infomercials”; and

•	Local Weather Station: we provide a 24-hour weather channel to local cable systems in certain of our television markets.

Locally produced news and general entertainment programming

Our stations produce an aggregate of 521 hours of local news programming per week that we broadcast on all but one of our stations. We believe that successful local news programming is an important element in attracting local advertising revenues. In addition, our news programs which have had historically high ratings and strong viewership, have served as strong lead-ins for other programs and have created strong local station brands in each of our local communities. Local news programming also allows us greater control over our programming costs.

Our current network affiliations and number of weekly hours of network, local news and other local programming are as follows:

Network	DMA	DMA Rank	Station	Weekly Hours of Network Programming	Weekly Hours of Local News Programming	Weekly Hours of Other Local Programming	Network Affiliation End Date

ABC	Hartford-New Haven, CT	30	WTNH-TV	91	29	2	8/31/2011
	Grand Rapids-Kalamazoo-Battle Creek, MI	41	WOTV-TV	89	9	1	8/31/2011
CBS	Indianapolis, IN	25	WISH-TV	94	32	1	12/31/2014
	Albuquerque, NM	44	KRQE-TV	99	28	-	12/31/2014
	Buffalo, NY	52	WIVB-TV	90	31	1	12/31/2014
	Providence, RI-New Bedford, MA	53	WPRI-TV	99	31	-	12/31/2014
	Fort Wayne, IN	107	WANE-TV	97	22	-	12/31/2014
	Terre Haute, IN	152	WTHI-TV	99	17	-	12/31/2014
	Lafayette, IN	191	WLFI-TV	98	22	-	12/31/2017
NBC	Grand Rapids-Kalamazoo-Battle Creek, MI	41	WOOD-TV	96	32	6	1/1/2013
	Norfolk-Portsmouth-Newport News, VA	43	WAVY-TV	93	32	2	1/1/2013
	Austin, TX	48	KXAN-TV	81	29	-	1/1/2013
	Dayton, OH	65	WDTN-TV	96	27	2	1/1/2013
	Springfield-Holyoke, MA	111	WWLP-TV	95	35	3	1/1/2013
FOX	Norfolk-Portsmouth-Newport News, VA	43	WVBT-TV	28	7	1	6/30/2013
	Albuquerque, NM	44	KASA-TV	28	12	-	6/30/2013
	Providence, RI-New Bedford, MA	53	WNAC-TV	28	12	5	6/30/2013
	Mobile/Pensacola, FL	60	WALA-TV	28	26	1	6/30/2013
	Green Bay, WI	70	WLUK-TV	28	42	11	6/30/2013
	Toledo, Ohio	73	WUPW-TV	28	11	-	6/30/2013
CW	Columbus, OH	34	WWHO-TV	25	-	-	9/17/2016
	Buffalo, NY	52	WNLO-TV	33	6	1	9/17/2016
	Austin, TX	48	KNVA-TV	25	4	-	9/17/2016
	Mobile/Pensacola, FL	60	WFNA-TV	25	-	2	9/17/2016
MyNetworkTV(1)	Indianapolis, IN	25	WNDY-TV	13	9	1	10/3/2011
	Hartford-New Haven, CT	30	WCTX-TV	10	9	1	10/3/2011
	Grand Rapids-Kalamazoo-Battle Creek, MI	41	WXSP-CA	10	4	1	10/3/2011
	Austin, TX	48	KBVO-TV	10	3	-	10/3/2011
				1,636	521	42

(1)
On September 28, 2009, MyNetworkTV changed its status from a broadcast-network model to a program service model.  The program service differs from a broadcast network in that it is closer to a television syndication business.

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

Our stations generated an average of approximately 19% of their total net revenue from the sale of advertising within network programming for the year ended December 31, 2009. Our stations that are affiliated with ABC, CBS, FOX and NBC generate a higher percentage of revenue from the sale of advertising within network programming than stations affiliated with CW and MyNetwork.

Our affiliation agreements have terms with scheduled expiration dates ranging through December 31, 2017. These agreements are subject to earlier termination by the networks under specified circumstances, including a change of control of our Company, which would generally result from the acquisition of shares having 50% or more of the voting power of our Company.

Syndicated programming

We acquire the rights to programs for time periods in which we do not air our local news or network programs. These programs generally include reruns of current or former network programs, such as “The Simpsons” or “Two and a Half Men”, or first-run syndicated programs, such as “Jeopardy”, “Entertainment Tonight” or “Wheel of Fortune”. We pay cash for these programs or exchange advertising time within the program for the cost of the program rights. We compete with other local television stations to acquire these programs, which has caused the cost of program rights to increase over time. In addition, a television viewer can now choose to watch many of these programs on national cable networks or purchase these programs on DVDs or via downloads to computers, mobile video devices or web-based video players, which has contributed to increasing fragmentation of our local television audience.

Distribution of Programming

The programming that airs on our television stations can reach the television audience by one or more of the following distribution systems:

•	Full-power television stations;

•	Stations we operate under local marketing agreements;

•	Low-power television stations;

•	Digital channels;

•	Cable television;

•	Satellite television systems;

•	Telecommunications systems; and

•	Internet.

Full-power television stations

We own and/or operate 27 full-power television stations that operate on the digital over-the-air channels 2 through 54.  Our full-power television stations include two full-power stations for which we provide programming, sales and other related services under local marketing agreements. During 2009, we successfully completed the digital transition of all of our stations as mandated by the FCC.  See “Our television stations” for a listing of our full-power television stations.

Local marketing agreements

The FCC television licenses for the two stations for which we provide programming, sales and other related services under local marketing agreements (“LMAs”) are not owned by us. Revenues generated by these stations contributed 5%, 4% and 5% to our net revenue for the years ended December 31, 2009, 2008 and 2007, respectively. We incur programming costs, operating costs and capital expenditures related to the operation of these stations, and retain all advertising revenues. In Providence and Austin, the two local markets where these stations are located, we own and operate another station. These local marketing agreement stations are an important part of our multi-channel strategy. We have a purchase option to acquire the FCC licenses for the LMA stations in Providence and Austin.

Low-power television stations

We own and operate a number of low-power television stations. We operate these stations either as stand-alone station or as satellite stations. These low-power broadcast television stations are licensed by the FCC to provide service to substantially smaller areas than those of full-power stations. These stations contributed approximately 1% of our total net revenue in each of the years ended December 31, 2009, 2008 and 2007.

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

Cable, satellite television and telecommunications systems

According to Nielsen, cable, satellite television and telecommunications companies currently provide video program services to approximately 90% of total U.S. television households, with cable and telecommunications companies serving 62% of US households and satellite providers serving 28%. As a result, cable, satellite television and telecommunications companies are not only primary competitors, but the primary means by which our television audience views our television stations.  Most of our stations are distributed pursuant to retransmission consent agreements with multichannel video program distributors that operate in markets we serve.  As of December 31, 2009, we had retransmission consent agreements with 106 distributors, including 102 MSOs and regional telecommunications companies, the two major satellite television providers, and two national telecommunications providers.  For an overview of FCC regulations governing carriage of television broadcast signals by multichannel video program distributors, see “Federal Regulation of Broadcasting - Cable and Satellite Carriage of Local Television Signals.”

Internet

We operate interactive television station and niche web sites in 17 U.S. markets and offer a growing portfolio of Internet-based products and services that provide traditional and new audiences around-the-clock access to our trusted local news and information.  We delivered our largest audience to-date across all of our web sites in 2009, including 824 million user actions and approximately 3 billion advertising impressions, with users engaging our content for more than 23 minutes on average. In addition, over 95 million page impressions were served to users accessing our content via mobile devices. Our syndication strategy helped distribute video to users who consumed over 90 million video views.

Seasonality of Our Business

Our advertising revenues are generally highest in the second and fourth quarters of each calendar year, due generally to higher advertising in the spring season and in the period leading up to and including the end-of-year holiday season. Our operating results are also significantly affected by annual cycles, as advertising revenues are generally higher in even-numbered years (i.e., 2008, 2010) due to additional revenues associated with election years from advertising spending by political candidates and incremental advertising revenues associated with Olympic broadcasts.

The broadcast television industry is also cyclical in nature and affected by prevailing economic conditions. Since we rely on sales of advertising time for substantially all of our revenues, our operating results are sensitive to general economic and regional conditions in each local market where our stations operate.

Joint Venture with NBC Universal

We hold an approximately 20% equity interest, and NBC Universal holds the remaining approximately 80% equity interest, in a joint venture which is a limited partner in a business that owns television stations KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego.  We and NBC Universal each have a 50% voting interest in the joint venture.  NBC Universal operates the two stations pursuant to a management agreement.

The joint venture is the obligor on an $815.5 million non-amortizing senior secured note due 2023 (the “GECC Note”) held by General Electric Capital Corporation (“GECC”), which provided financing to the venture.  The GECC Note bears interest at a rate of 8% per annum until March 2, 2013 and 9% per annum thereafter.  LIN TV has guaranteed the payment of principal and interest on the GECC Note.

The joint venture with NBC Universal has been adversely impacted by the recent economic downturn, and it did not distribute any cash to NBC Universal or us during the year ended December 31, 2009.  In light of the adverse effect of the economic downturn on the joint venture’s operating results, in 2009 we entered into an agreement with NBC Universal (the “Original Shortfall Funding Agreement”) which provided that: a) we and NBC waived the requirement that the joint venture maintain debt service reserve cash balances of at least $15 million; b) the joint venture would use a portion of its existing debt service reserve cash balances to fund interest payments in 2009; c) NBC agreed to defer its receipt of 2008 and 2009 management fees; and d) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2010, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.  During the year ended December 31, 2009, the joint venture used approximately $14.9 million of the existing debt service cash reserves, leaving approximately $0.2 million available.  As of March 15, 2010, we have not yet provided any funding under the Original Shortfall Funding Agreement.

Because of anticipated future cash shortfalls at the joint venture, on March 9, 2010, NBC Universal and we entered into a new agreement (the “2010 Shortfall Funding Agreement”) covering the period through April 1, 2011.  Under the terms of the 2010 Shortfall Funding Agreement: a) the joint venture may continue to access any portion of its existing debt service reserve cash balances to fund interest payments; b) NBC will continue to defer the payment of 2008 and 2009 management fees and will defer payment of 2010 management fees through March 31, 2011; and c) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.

Based on our latest estimate of cash flow requirements of the joint venture through April 1, 2010, our share of the estimated shortfall through April 1, 2010 is $3.0 million.  Of this amount, we had accrued $2.0 million as of September 30, 2009. Subsequent to September 30, 2009, we: (a) received with the joint venture’s 2010 budget and (b) as noted above, entered into the 2010 Shortfall Funding Agreement to cover debt service shortfalls through April 1, 2011. Based on the 2010 budget provided by the joint venture, and our discussions with the joint venture's management, we believe there will be an additional debt service shortfall at the joint venture from April 2, 2010 through April 1, 2011 of $13.0 million to $15.0 million, of which, our share of the shortfall could be approximately $3.0 million.

As a result, we have accrued our portion of the estimated shortfalls through April 1, 2011, bringing  the total accrual for our joint venture shortfall obligations to $6 million as of December 31, 2009.  This amount reflects our probable and estimable obligations through the expiration of the 2010 Shortfall Funding Agreement on April 1, 2011. We do not believe our funding obligations related to the joint venture, if any, beyond April 1, 2011 are currently probable and estimable, therefore, we have not accrued for any potential obligations beyond the $6 million discussed above. However, our actual cash shortfall funding could exceed our estimate.

Our ability to honor our shortfall loan obligations under the Original Shortfall Funding Agreement and/or the 2010 Shortfall Funding Agreement is limited by certain covenants contained in our Amended Credit Agreement and the indentures governing our senior subordinated notes.  If we are unable to make payments under the Original Shortfall Funding Agreement or 2010 Shortfall Funding Agreement, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default.  In addition, if the joint venture experiences further cash shortfalls beyond April 1, 2011, we may decide to fund such cash shortfalls, or to fund such shortfalls through further loans or equity contributions to the joint venture.

On December 3, 2009, General Electric Corporation (“GE”), which wholly owns GECC, and Comcast Corporation (“Comcast”) announced a definitive agreement to form a joint venture that will be 51 percent owned by Comcast, 49 percent owned by GE and managed by Comcast.  The proposed joint venture will include NBC Universal.  As of March 15, 2010, the proposed transaction is undergoing regulatory review and it is not certain whether or when the transaction will receive the approvals required to close.  Furthermore, assuming the transaction is completed, we cannot predict the effect the joint venture between Comcast and GE may have on our joint venture with NBC Universal.

For more information about our joint venture with NBC Universal, see Item 1A. “Risk Factors — The GECC Note could result in significant liabilities, including (i) requiring us to make short-term cash payments to the NBC Universal joint venture to fund interest payments, and (ii) potentially giving rise to a change of control under our existing indebtedness, which could cause such indebtedness to become immediately due and payable,” as well as the description in the Liquidity and Capital Resources section under Item 7. Management’s Discussion and Analysis and Note 14 – “Commitments and Contingencies” to our consolidated financial statements.

Competitive Conditions in the Television Industry

The television broadcast industry has become highly competitive as a result of new technologies and new program distribution systems. In most of our local markets, we compete directly against other local broadcast stations, cable, satellite television and telecommunication systems for audience. We also compete with online video services, including web sites such as Hulu.com, which provide access to some of the same programming, including network programming that we provide and other emerging technologies including mobile television.

Federal Regulation of Television Broadcasting

Overview of Regulatory Issues.  Our television operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits the operation of broadcast stations except pursuant to licenses issued by the FCC and empowers the FCC, among other things, to issue, renew, revoke and modify broadcasting licenses; assign frequency bands; determine stations' frequencies, locations and power; and regulate the equipment used by stations.

The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a license without the FCC's prior approval. The FCC also regulates certain aspects of the operation of cable television systems, direct broadcast satellite ("DBS") systems and other electronic media that compete with broadcast stations. In addition, the FCC regulates matters such as television station ownership, network-affiliate relations, cable and DBS systems' carriage of television station signals, carriage of syndicated and network programming on distant stations, political advertising practices, children’s programming and obscene and indecent programming.

License Renewals.  Under the Communications Act, the FCC generally may grant and renew broadcast licenses for terms of eight years, though licenses may be renewed for a shorter period under certain circumstances. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and (iii) there have been no other serious violations that taken together constitute a pattern of abuse. In making its determination, the FCC may consider petitions to deny but cannot consider whether the public interest would be better served by issuing the license to a person other than the renewal applicant.  We are in good standing with respect to each of our FCC licenses. Our licenses have expiration dates ranging between 2006 and 2015. The table on page 7 includes the expiration date of each of our licenses. We have timely filed license renewal applications for each of our stations. Once an application for renewal is filed, each station remains licensed while its application is pending, even after its license expiration date has passed. Certain of our licenses have pending applications for renewal. We expect the FCC to renew each of these licenses but we make no assurance that it will do so.

Ownership Regulation.   The Communications Act and FCC rules limit the ability of individuals and entities to have ownership or other attributable interests in certain combinations of broadcast stations and other media.  In 1999, the FCC modified its local television ownership rules. In 2003, the FCC issued an order that would have liberalized most of the ownership rules, permitting us to acquire television stations in certain markets where we are currently prohibited from acquiring additional stations.  In 2004, the Third Circuit Court of Appeals stayed and remanded several of the FCC’s 2003 ownership rule changes. In July 2006, as part of the FCC’s statutorily required quadrennial review of its media ownership rules, the FCC sought comment on how to address the issues raised by the Third Circuit Court of Appeals’s decision.  In February 2008, the FCC released an order that re-adopted its 1999 local television ownership rules, and those rules are currently in effect.  Several parties have appealed the FCC’s February 2008 decision.  In November, 2009 the FCC initiated its statutorily required quadrennial review process, but it has not yet proposed any rule changes.   We cannot predict how pending appeals of prior FCC ownership rule decisions or the pending quadrennial review proceeding may result in changes to the FCC’s broadcast ownership rules.  The FCC's currently effective ownership rules that are material to our operations are summarized below.

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

The FCC’s 1999 ownership order established a new rule attributing LMAs for ownership purposes.  The FCC grandfathered LMAs that were entered into prior to November 5, 1996, permitting those stations to continue operations pursuant to the LMAs until the conclusion of the FCC’s 2004 biennial review.  The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods.  Subsequently, the FCC invited comments as to whether, instead of beginning the review of the grandfathered LMAs in 2004, it should do so in 2006.  The FCC did not initiate any review of grandfathered LMAs in 2004 or as part of its 2006 quadrennial review.  We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs.  Grandfathered local marketing agreements can be freely transferred during the grandfather period, but duopolies may be transferred only where the two-station combination continues to qualify under the duopoly rule.

We must obtain FCC approval before acquiring ownership of additional television stations, including the stations in Providence and Austin for which we have option agreements.  In the event that the FCC determines that the grandfathered LMA that we have in Providence is ineligible for conversion to full ownership, we have the right to assign our purchase option to a third party and we believe we can arrange a suitable disposition, including alternative non-attributable operating arrangements with such a party, such as a more limited programming and services agreement or joint sales agreement, if necessary, which will not be materially less favorable to us than the current local marketing agreement. In Austin, we assigned our purchase option for KNVA-TV, for which we also have a grandfathered LMA, to a third party, Vaughan Media, LLC, that during 2009 exercised the option and acquired the outstanding shares of the entity that holds the FCC license for that station.  We continue to provide programming and other services to KNVA-TV pursuant to the grandfathered LMA with that station.

National Television Ownership Cap.  The Communications Act, as amended in 2004, limits the number of television stations one entity may own nationally. Under the rule, no entity may have an attributable interest in television stations that reach, in the aggregate, more than 39% of all U.S. television households. The FCC currently discounts the audience reach of a UHF station by 50% when computing the national television ownership cap.  Our stations reach is approximately 8% of U.S. households.

Media Cross-Ownership.   The FCC historically has prohibited the licensee of a radio or TV station from directly or indirectly owning, operating, or controlling a daily newspaper if the station's specified service contour encompasses the entire community where the newspaper is published. The FCC revised its newspaper/broadcast cross-ownership rule in December 2007; however, since the order revising that rule was appealed the rule is not yet effective.  Under the revised rule, newspaper/broadcast cross-ownership would nonetheless be permissible if (i) the market at issue is one of the 20 largest DMAs; (ii) the transaction involves the combination of only one major daily newspaper and only one television or radio station; (iii) where the transaction involves a television station, at least eight independently owned and operating major media voices (major newspapers and full-power television stations) would remain in the DMA following the transaction; and (iv) where the transaction involves a television station, that station is not among the top four-ranked stations in the DMA. For all other proposed newspaper/broadcast transactions, the FCC's historic prohibition generally would remain in place. The cross-ownership rules also permit cross ownership of radio and television stations under a graduated test based on the number of independently owned media voices in the local market. In large markets (markets with at least 20 independently owned media voices), a single entity can own up to one television station and seven radio stations or, if permissible under the local television ownership rule (if eight full-power television stations would remain in the market post transaction), two television stations and six radio stations.

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

Because of these multiple ownership and cross-ownership rules, any person or entity that acquires an attributable interest in us may violate the FCC’s rules if that purchaser also has an attributable interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such person or entity also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If the holder of an attributable interest violates any of these ownership rules or if a proposed acquisition by us would cause such a violation, we may be unable to obtain from the FCC one or more authorizations needed to conduct our television station business and may be unable to obtain the FCC’s consents for certain future acquisitions.

Digital Television Transition.    We terminated all analog broadcasts on our full power stations on or before June 12, 2009 in connection with the transition to digital television.  Following the transition, each of our full power stations broadcasts a 19.4 megabit-per-second (Mbps) data stream, rather than a single analog program stream.  FCC regulations permit substantial flexibility in how we use that data stream.  For example, we are permitted to provide a mix of high definition and standard television program streams free-to-air, additional program-related data, subscription video or audio streams, and non-broadcast services.  A new technical standard, currently being tested, would permit digital stations to provide video and data streams that can be more readily received on mobile devices (such as computers and smart phones), if those devices incorporate the technology.  These digital channels remain subject to specific FCC regulations.  For example, we are required to carry additional children’s educational programming if we transmit multiple program streams, and we must pay the U.S. Treasury 5% of gross revenues for any non-broadcast services we provide using our digital signals.  The FCC is evaluating whether to impose further public interest programming requirements on digital broadcasters.  The FCC’s current digital transition implementation plan would maintain the secondary status of low-power television stations with respect to DTV operations and many low-power television stations, particularly in major markets, could be displaced, including some of ours.

Cable and Satellite Carriage of Local Television Signals.    Pursuant to FCC rules, full power television stations can obtain carriage of their signals by multichannel program distributors in one of two ways: via mandatory carriage or via “retransmission consent.”  Once every three years each station must formally elect either mandatory carriage (“must-carry” for cable distributors and “carry one-carry all” for satellite television providers) or retransmission consent.  The next election must be made by October 1, 2011, and will be effective January 1, 2012.  A mandatory carriage election invokes FCC rules that requires the distributor to carry a single program stream and related data in the station’s local market.  Distributors may decline carriage for a variety of reasons, including a lack of channel capacity, the station’s failure to deliver a good quality signal, the presence of a nearby affiliate of the same network or, in the case of satellite distributors, if the distributor does not carry any other local broadcast stations in the electing station’s market.  Distributors do not pay a fee to stations that elect mandatory carriage.

A station that elects retransmission consent waives its mandatory carriage rights, and the station and the distributor must negotiate in good faith for carriage of the station’s signal.  Negotiated terms may include channel position, service tier carriage, carriage of multiple program streams, compensation and other consideration.  If a station elects to negotiate retransmission terms, it is possible that the station and the distributor will not reach agreement and that the distributor will not carry the station’s signal.

FCC rules govern which local television signals a satellite subscriber may receive.  Congress has also imposed certain requirements relating to satellite distribution of local television signals to “unserved” households that do not receive a useable signal from a local network-affiliated station.  One law that facilitates satellite distribution of local broadcast signals, the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”), would have expired by its terms at the end of 2009.  However, Congress extended SHVERA until March 28, 2010.  We believe Congress will again extend the SHVERA regime, with some changes, before the end of that period, but we cannot provide assurances that Congress will do so.

Programming and station operations.  The Communications Act requires broadcasters to serve the public interest. Broadcast station licensees are required to present programming that is responsive to community problems, needs and interests and to maintain records demonstrating such responsiveness.  Stations must follow various rules that regulate, among other things, children’s television programming and advertising, political advertising, sponsorship identification, contest and lottery advertising and program ratings guidelines. The FCC has proposed to re-establish a number of formalized procedures designed to improve television broadcasters’ service to their local communities. These proposals include the establishment of community advisory boards, quantitative programming guidelines and maintenance of a main studio in a station’s community of license.

The FCC is also charged with enforcing restrictions or prohibitions on the broadcast of obscene and indecent programs and in recent years has increased its enforcement activities in this area, issuing large fines against radio and television stations found to have carried such programming (even if originated by a third-party program supplier, such as a network).  In June 2007, the FCC increased the maximum monetary penalty for carriage of indecent programming tenfold to $325,000 per station per violation with a cap of $3 million for any "single act," and put the licenses of repeat offenders in jeopardy. Court challenges to the FCC’s indecency enforcement regime are pending at various stages. We are unable to predict whether the enforcement of the indecency regulations will have a material adverse effect on our ability to provide competitive programming.

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

Employees

As of December 31, 2009, we employed approximately 1,840 full time employees, 221 of which were represented by labor unions. We believe that our employee relations are generally good.

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

Item 1A.  Risk Factors

Risks Associated with Our Business Activities

Our operating results are primarily dependent on advertising revenues, which can vary substantially from period-to-period based on many factors beyond our control, including economic downturns and viewer preferences.

Our operations and performance are materially affected by a number of factors beyond our control, including economic conditions and viewer preferences.  For example, the economic downturn adversely affected local and national advertising revenues across all of our stations during 2009.  Advertising revenue, including local, national and political advertising revenues, consisted of approximately 84%, 90% and 92% of our total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.  Local advertising revenues decreased 13% and 9% for the years ended December 31, 2009 and 2008, respectively, compared to their respective prior periods. National advertising revenues decreased 17%, 16% and 1% for the years ended December 31, 2009, 2008 and 2007, respectively, compared to their respective prior periods.  This volatility in advertising revenues results in decreased revenues and weaker results of operations for us.  While we have seen some signs of recovery, continued weakness in advertising revenues caused by economic conditions could have a material adverse effect on our financial condition, cash flows and results of operations, which could impair our ability to comply with the covenants in our debt instruments, as more fully described below.

In addition to economic conditions, our ability to generate advertising revenues depends on factors such as:

•	the relative popularity of the programming on our stations;

•	the demographic characteristics of our markets; and

•	the activities of our competitors.

Our programming may not attract sufficient targeted viewership or we may not achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenues to decline. We, and those on whom we rely for programming, may not be able to anticipate and react effectively to shifts in viewer tastes and interests of our local markets. In addition, political advertising revenue from elections and advertising revenues from Olympic Games, which generally occur in the even years, create large fluctuations in our operating results on a year-to-year basis.  For example, during 2009, we had political advertising revenues of $13.2 million, compared to $47.0 million in the prior year.

We depend to a significant degree on automotive advertising.

Approximately 19%, 24% and 28% of our net advertising revenues for the years ended December 31, 2009, 2008, and 2007, respectively, consisted of automotive advertising. A significant decrease in these revenues in the future could have a material adverse effect on our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations and affect the value of our common stock. Automotive advertising continues to be adversely affected by the difficulties experienced by the automotive industry.

The GECC Note could result in significant liabilities, including (i) requiring us to make short term cash payments to the NBC Universal joint venture to fund interest payments, and (ii) potentially giving rise to a change of control under our existing indebtedness, which would cause such existing indebtedness to become immediately due and payable.

We may be required to make cash payments to the joint venture to fund interest payments on the GECC Note.   Our joint venture with NBC Universal has been adversely impacted by the current economic downturn.  Under the Original Shortfall Funding Agreement, we may be required to provide shortfall loans to the joint venture, in an amount based on our approximately 20% economic interest in the joint venture, if the joint venture does not have sufficient cash to fund interest obligations under the GECC Note through April 1, 2010.  As of March 15, 2010, we have not yet provided any funding under the Original Shortfall Funding Agreement.

Because of anticipated future cash shortfalls at the joint venture, on March 9, 2010, NBC Universal and we entered into the 2010 Shortfall Funding Agreement covering the period through April 1, 2011.  Under the 2010 Shortfall Funding Agreement: a) the joint venture may continue to access any portion of its existing debt service reserve cash balances to fund interest payments; b) NBC will continue to defer the payment of 2008 and 2009 management fees and will defer payment of 2010 management fees through March 31, 2011; and c) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture. Under the terms of the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement, we estimate our share of shortfall funding could be $5.0 million to $7.0 million through the April 1, 2011 expiry of the 2010 Shortfall Funding Agreement.  However, our actual cash shortfall funding could exceed our estimate.

Our ability to honor our shortfall loan obligations under the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement is subject to compliance with restrictions under our senior credit facility and the indentures governing our senior notes.  Based on the 2010 budget provided by joint venture management, and our forecast of total leverage and consolidated EBITDA during 2010 and 2011, we expect to have the capacity within these restrictions to provide shortfall funding under the 2010 Shortfall Funding Agreement in proportion to our approximately 20 percent economic interest in the joint venture through the April 1, 2011 expiration of the 2010 Shortfall Funding Agreement. However, there can be no assurance that we will have the capacity within these restrictions to provide such funding.  If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our credit facility. In addition, if the joint venture experiences further cash shortfalls beyond April 1, 2011, we may decide to fund such cash shortfalls, or to fund such shortfalls through further loans or equity contributions to the joint venture. If we are unable to make payments under the Original Shortfall Funding Agreement or 2010 Shortfall Funding Agreement, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default.

An event of default under the GECC Note will occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due and payable, or to pay the principal amount on the maturity date.  If the joint venture fails to pay interest on the GECC Note, and neither NBC Universal nor we make a shortfall loan to fund the interest payment within 90 days of the date due and payable, an event of default would occur and GECC could accelerate the maturity of the entire amount due under the GECC Note.  Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBC Universal and us.  Upon an event of default under the GECC Note, GECC’s only recourse would be to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the GECC Note.

Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined upon occurrence of the following events: a) there is an event of default; b) neither NBC Universal or us remedy the default; and c) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note.  Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be equal to the difference between i) the total amount for which the joint venture’s assets were sold and ii) the principal amount and any unpaid interest due under the GECC Note.  As of December 31, 2009, we estimate the fair value of the television stations in the joint venture to be approximately $366 million less than the outstanding balance of the GECC note of $815.5 million.

If an event of default occurs under the GECC Note, LIN TV, which conducts all of its operations through its subsidiaries, could experience material adverse consequences, including:

•
GECC, after exhausting all remedies against the joint venture, could enforce its rights under the guarantee, which could cause LIN TV to determine that LIN Television should seek to sell material assets owned by it in order to satisfy LIN TV’s obligations under the guarantee;

•
GECC’s initiation of proceedings against LIN TV under the guarantee could result in a change of control or other material adverse consequences to LIN Television, which could cause an acceleration of LIN Television’s credit facility and other outstanding indebtedness; and

•
if the GECC Note is prepaid because of an acceleration on default or otherwise, we would incur a substantial tax liability of approximately $273.6 million related to our deferred gain associated with the formation of the joint venture, exclusive of any potential NOL utilization.

We have a substantial amount of debt, which could adversely affect our financial condition, liquidity and results of operations, reduce our operating flexibility and put us at greater risk for default and acceleration of our debt.

As of December 31, 2009, we had approximately $683.0 million of consolidated indebtedness and a deficit of $169.2 million of consolidated stockholders’ equity. Our outstanding debt under our credit facility is due November 14, 2011 and all of our 6½% senior subordinated notes are due May 15, 2013.  Subject to the limitations in our senior credit facility and the indentures governing the senior subordinated notes, we may incur additional material indebtedness in the future, and we may become more leveraged.  Accordingly, we now have and will continue to have significant debt service obligations. We have also guaranteed the $815.5 million GECC Note as described above.

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

The indentures governing our senior subordinated notes also contain change of control provisions which may require us to purchase all or a portion of our 6½% senior subordinated notes at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest.

Any of these consequences could have a material adverse effect on our business, liquidity and results of operations.

We could fail to comply with our financial covenants, which would adversely affect our financial condition.

Our debt instruments require us to comply with financial covenants, including, among others, leverage ratios and interest coverage tests. These covenants restrict the manner in which we conduct our business and may impact our operating results. Further, weak results of operations due to reduced advertising revenues may make it harder for us to comply with such covenants. Our failure to comply with these covenants could result in events of default, which, if not cured or waived, would permit acceleration of our indebtedness under our debt agreements or under other instruments that contain cross-acceleration or cross-default provisions. In the past, we have obtained amendments with respect to compliance with financial ratio tests in our credit facility.  For example, on July 31, 2009, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, and banks and financial institutions party thereto, as a result of the continued declines in revenues during 2009 and to address continued compliance with the financial covenants in our credit agreement. For further information on the Amended Credit Agreement see “Description of Indebtedness”.  Consents or amendments that may be required in the future may not be available on reasonable terms, or at all.

Our debt instruments also contain certain other restrictions on our business and operations, including, for example, covenants that restrict our ability to dispose of assets, incur additional indebtedness, pay dividends, make investments, make acquisitions, engage in mergers or consolidations and make capital expenditures.

We may not be able to generate sufficient cash flow to meet our debt service obligations, forcing us to refinance all or a portion of our indebtedness, sell assets or obtain additional financing, which we may not be able to do on commercially reasonable terms.

Our ability to make scheduled payments of principal and interest on our indebtedness and our ability to refinance our indebtedness will depend on our future performance, which, to a certain extent, will be subject to economic, financial, competitive and other factors beyond our control. Cash interest paid during the years ended December 31, 2009, 2008 and 2007 was $40.1 million, $48.8 million and $55.6 million, respectively. Our required payments of principal were $15.9 million, $202.0 million and $120.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our business may not continue to generate sufficient cash flow from operations in the future to pay our debt service obligations or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, on or before maturity, sell assets or obtain additional financing. We may not be able to refinance any of our indebtedness or sell assets on commercially reasonable terms, if at all. If we are unable to generate sufficient cash flow, or refinance our indebtedness, or sell assets on commercially reasonable terms, we may have to seek to restructure our remaining debt obligations, which could have a material adverse effect on the value of our class A common stock and the market, if any, for our debt. The current volatility in the capital markets may also impact our ability to refinance our debt or to refinance our debt on terms similar to our existing debt agreements.

Additionally, we have a history of net losses and a substantial accumulated deficit. We had net losses of $830.4 million and $234.5 million for the years ended December 31, 2008 and 2006, respectively, primarily as a result of impairment of our broadcast licenses and goodwill, and interest expense. As of December 31, 2009, we had an accumulated deficit of $1.2 billion. These losses may or may not recur, and our accumulated deficit may therefore continue indefinitely.

We have a material amount of intangible assets and we have recorded substantial impairments of these assets. Future write-downs of intangible assets would reduce net income or increase net loss, which could have a material adverse effect on our results of operations and the value of our class A common stock.

Future impairment charges could have a significant adverse effect on our reported results of operations and stockholders’ equity. Approximately $516.1 million or 65% of our total assets as of December 31, 2009 consisted of indefinite-lived intangible assets. Intangible assets principally include broadcast licenses and goodwill, which are required to be tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or the intangible asset over its fair value. In addition, goodwill and intangible assets will be tested more often for impairment as circumstances warrant.

We recorded an impairment of our broadcast licenses of $37.2 million and $599.6 million during the years ended December 31, 2009 and 2008, respectively, and we recorded an impairment of goodwill of $2.7 million and $420.9 million during the years ended December 31, 2009 and 2008, respectively.  For further details see Note 6 – "Intangible Assets".

If we determine in a future period, as part of our testing for impairment of intangible assets and goodwill, that the carrying amount of our intangible assets exceeds the fair value of these assets, we may incur an impairment charge that could have a material adverse effect on our results of operations and the value of our class A common stock.

Our strategy has historically included growth through acquisitions, which could pose various risks and increase our leverage.

We have pursued and intend to selectively continue to pursue strategic acquisitions, subject to market conditions, our liquidity, and the availability of attractive acquisition candidates, with the goal of improving our business. We may not be successful in identifying attractive acquisition targets nor have the financial capacity to complete future acquisitions. Acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our operating results, particularly during the period immediately following any acquisition. We may not be able to successfully implement effective cost controls or increase revenues as a result of any acquisition. In addition, future acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management’s attention from the operation of our core business.

Certain acquisitions, such as television stations, are subject to the approval of the FCC and, potentially, other regulatory authorities. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions and potentially require us to divest some television stations if the FCC believes that a proposed acquisition would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations.

HMC and its affiliates, whose interests may differ from your interests, have approval rights with respect to significant transactions and could convert their equity interests in our Company into a block of substantial voting power, thereby reducing the voting power of our other shareholders.

HMC and its affiliates own one share of our class C common stock, which represents 35% of our outstanding voting power, and also have the ability to convert shares of our non-voting class B common stock into class A common stock, subject to FCC approval. Upon the conversion of the majority of the non-voting class B common stock into class A common stock, the class C common stock will automatically convert into an equal number of shares of class A common stock. If this occurs, affiliates of HMC would own approximately 44.4% of our voting equity interests and will effectively have the ability to elect the entire board of directors and to approve or disapprove any corporate transaction or other matters submitted to our shareholders for approval, including the approval of mergers or other significant corporate transactions. The interests of HMC and its affiliates may differ from the interests of our other stockholders and HMC and its affiliates could take actions or make decisions that are not in the best interests of our other stockholders.

For example, HMC may from time-to-time acquire and hold controlling or non-controlling interests in television broadcast assets that may directly or indirectly compete with our company for advertising revenues. In addition, HMC and its affiliates may from time-to-time identify, pursue and consummate acquisitions of television stations or other broadcast related businesses that may be complementary to our business and therefore such acquisition opportunities may not be available to us.

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

The entertainment industry, and particularly the television industry, is highly competitive and is undergoing a period of consolidation and significant change. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. Technological innovation and the resulting proliferation of television entertainment alternatives, such as cable, satellite television and telecommunications video services, Internet, wireless, pay-per-view and video-on-demand, digital video recorders, DVDs and mobile video devices have fragmented television viewing audiences and have subjected free over-the-air television broadcast stations to new types of competition.  As a result, we are experiencing increased competition for viewing audience and advertisers. Significant declines in viewership and advertising revenues could materially and adversely affect our business, financial condition and results of operations.

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

Affiliates of HMC effectively have the ability to determine whether a change of control will occur through their ownership of one of the two outstanding shares of our class C common stock and all of the shares of our class B common stock. Provisions of Delaware corporate law and our bylaws and certificate of incorporation, including the 70% voting power of our class C common stock held by Mr. Carson and HMC and the voting power that affiliates of HMC would hold upon conversion of their shares of class B stock into class A stock or class C stock, make it difficult for a third party to acquire control of us, even if a change of control would benefit the holders of our class A common stock. These provisions and controlling ownership by affiliates of HMC could also adversely affect the public trading price of our class A common stock.

The loss of network affiliation agreements or changes in network affiliations could have a material and adverse effect on our results of operations if we are unable to quickly replace the network affiliation.

The non-renewal or termination of a network affiliation agreement or a change in network affiliations could have a material adverse effect on us. Each of the networks generally provides our affiliated stations with up to 22 hours of prime time programming per week. In return, our stations broadcast network-inserted commercials during that programming and, in some cases, receive cash payments from networks. In other cases, we make cash payments to certain networks.

Some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances, including as a result of a change of control of our Company, which would generally result upon the acquisition of shares having 50% or more of our voting power. In the event that affiliates of HMC elect to convert our class B common stock shares held by them into shares of either class A common stock or class C common stock, such conversion may result in a change of control of our Company causing an early termination of some or all of our network affiliation agreements. Some of the networks with which our stations are affiliated have required us, upon renewal of affiliation agreements, to reduce or eliminate network compensation and, in specific cases, to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. Consequently, our affiliation agreements may not all remain in place and each network may not continue to provide programming or compensation to us on the same basis as it currently provides programming or compensation to our stations. If any of our stations cease to maintain affiliation agreements with networks for any reason, we would need to find alternative sources of programming, which may be less attractive and more expensive.

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

Changes by the national broadcast television networks in their respective business models and practices could adversely affect our business, financial condition and results of operations.

In recent years, the networks have streamed their programming on the Internet and other distribution platforms in close proximity to network programming broadcast on local television stations, including those we own. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and could adversely affect the business, financial conditions and results of operations of our stations.

We depend on key personnel, and we may not be able to operate and grow our businesses effectively if we lose the services of our management or are unable to attract and retain qualified personnel in the future.

We depend on the efforts of our management and other key employees.  The success of our business depends heavily on our ability to develop and retain management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and we may not be able to retain our key personnel.  If we are unable to do so, our business, financial condition or results of operations may be adversely affected.

Risks Related to Our Industry

The FCC’s National Broadband Plan could result in the reallocation of broadcast spectrum for wireless broadband use, which could materially impair our ability to provide competitive services.

The American Recovery and Reinvestment Act of 2009 directed the FCC to deliver to Congress, within one year of enactment, a “National Broadband Plan.”  The FCC has indicated that it will deliver the National Broadband Plan to Congress by March 17, 2010.  Certain members of the FCC’s National Broadband Plan staff have expressed the view that some or all of the spectrum presently allocated for television broadcasting should be reclaimed and reallocated to be used for other purposes, including mobile wireless broadband, and in informal discussions with broadcasters and other stakeholders they have described possible mechanisms by which this could be accomplished.  If the National Broadband Plan includes one or more proposals to reallocate broadcast spectrum, further action by the FCC or Congress, or both, would be necessary in order to develop and implement them.  A reallocation, if it occurs, could result in voluntary or involuntary modification of television broadcast licenses.  We cannot predict the likelihood, timing, or extent of a spectrum reallocation.  If some or all of our television stations are required to change frequencies or reduce the amount of spectrum they use, our stations could suffer material adverse effects, including but not limited to substantial conversion costs, reduction or loss of over-the-air signal coverage, and an inability to provide high definition programming and additional program streams, including mobile video services.

Our ability to successfully negotiate future retransmission consent agreements may be hindered by the interests of networks with whom we are affiliated.

Our affiliation agreements with some broadcast networks include certain terms that may affect our ability to permit cable, satellite and telecommunications providers (“MVPDs”) to retransmit network programming, and in some cases, we may lose the right to grant retransmission consent to such providers.  We may not be able to successfully negotiate retransmission consent agreements with the MVPDs in our local markets if the broadcast networks withhold their consent to the retransmission of those portions of our stations’ signals containing network programming, or the networks may require us to pay compensation in exchange for permitting redistribution of network programming by MVPDs.  If we are required to make payments to networks in connection with signal retransmission, those payments may adversely affect our operating results. If we lose the right to grant retransmission consent, we may be unable to satisfy certain obligations under our existing retransmission consent agreements with MVPDs and there could be a material adverse effect on our results of operations.

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

Federal regulation of the broadcasting industry limits our operating flexibility, which may affect our ability to generate revenue or reduce our costs.

The FCC regulates our business, just as it does all other companies in the broadcasting industry.  We must ask the FCC’s approval whenever we need a new license, seek to renew, assign or modify a license, purchase a new station, sell an existing station or transfer the control of one of our subsidiaries that holds a license.  Our FCC licenses and those of the stations we program pursuant to LMAs are critical to our operations; we cannot operate without them.  We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions in a timely manner, if at all.  If licenses are not renewed or acquisitions approved, we may lose revenue that we otherwise could have earned.

In addition, Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters (including technological changes) that could, directly or indirectly, materially and adversely affect the operation and ownership of our broadcast properties.  (See “Federal Regulation of Television Broadcasting” in Item 1. Business)

Changes in FCC ownership rules through FCC action, judicial review or federal legislation may limit our ability to continue providing services to stations under local marketing agreements, may prevent us from obtaining ownership of the stations we currently provide services to under local marketing agreements and/or may preclude us from obtaining the full economic value of one or more of our duopoly, or two-station operations upon a sale, merger or other similar transaction transferring ownership of such station or stations.

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

Should the television duopoly rule become relaxed, we may be able to acquire the ownership of one or both of the stations in Austin and Providence for which we currently provide programming, sales and other related services under local marketing agreements and for which we have purchase option agreements to purchase these stations. Should we be unable to do so, there is no assurance that the grandfathering of our local marketing agreements will be permitted beyond conclusion of the current further rule-making. We had net revenues of $15.7 million, or 5% of our total net revenues, attributable to local marketing agreements for the year ended December 31, 2009.

Any potential hostilities, natural disasters or terrorist attacks may affect our revenues and results of operations.

If the U.S. becomes engaged in new, large scale foreign hostilities, is impacted by any significant natural disasters or if there is a terrorist attack against the U.S., we may lose advertising revenue and incur increased broadcasting expenses due to pre-emption, delay or cancellation of advertising campaigns and increased costs of providing news coverage of such events. We cannot predict the extent and duration of any future disruption to our programming schedule, the amount of advertising revenue that would be lost or delayed or the amount by which our expenses would increase as a result. Consequently, any related future loss of revenue and increased expenses could negatively affect our results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We maintain our corporate headquarters in Providence under an operating lease that expires on March 31, 2015.

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

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our class A common stock is listed on the NYSE under the symbol “TVL”. There is no established trading market for our class B common stock or our class C common stock.

On November 12, 2009, we were notified by the NYSE that we had regained compliance with the NYSE’s continued listing standards. We had received a non-compliance notification from the NYSE on January 8, 2009 because the average market capitalization of our class A common stock over a consecutive 30 trading-day period was less than $75 million.  The November 12, 2009 notice from the NYSE was delivered following our compliance with the NYSE minimum market capitalization requirements over the prior two consecutive quarters.

The following table sets forth the high and low sales prices for our class A common stock for the periods indicated, as reported by the NYSE:

	High	Low
2008
1st Quarter	$13.71	$8.91
2nd Quarter	11.05	5.91
3rd Quarter	7.14	4.52
4th Quarter	5.23	0.61
2009
1st Quarter	$1.96	$0.45
2nd Quarter	3.55	1.11
3rd Quarter	6.25	1.21
4th Quarter	5.47	2.33

We have never declared or paid any cash dividends on our class A common stock and the terms of our indebtedness limit the payment of such dividends. We do not anticipate paying dividends in the foreseeable future.

As of December 31, 2009, there were approximately 36 stockholders of record of our class A common stock, 20 stockholders of record of our class B common stock and two stockholders of record of our class C common stock.

The common stock of our wholly-owned subsidiary, LIN Television Corporation, all of which is held directly by us, has not been registered under the Exchange Act and is not listed on any national securities exchange.

Equity compensation plans

The following table provides information about the securities authorized for issuance under our stock-based compensation plans, including our 1998 Stock Option Plan, Amended and Restated 2002 Stock Plan, and Third Amended and Restated 2002 Non-Employee Director Stock Plan, as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under the stock-based compensation plans(1)
Stock-based compensation plans approved by security holders	3,720,246	$2.36	1,381,859

Stock-based compensation plans not approved by security holders	-	-	-

(1)
Includes 729,221 shares available for future issuance under the Amended and Restated 2002 Stock Plan, and excludes 1,552,983 shares available for future issuance under the 1998 Stock Option Plan, which we do not intend to re-grant and consider unavailable for future grant, and 652,638 shares available for future issuance under the Third Amended and Restated 2002 Non-Employee Director Stock Plan. Both the Amended and Restated 2002 Stock Plan and the Third Amended and Restated 2002 Non-Employee Director Stock Plan, in addition to the future grant of stock options, permit the grant of “stock awards” that may take the form of restricted or unrestricted stock, with or without payment for such stock awards.

Comparative stock performance graph

The following graph compares the cumulative total return performance of our class A common stock for five years ending December 31, 2009 versus the performance of: a) the NYSE Composite Index; and b) a peer index consisting of the following broadcast television companies: Gray Communications Systems, Inc.; Sinclair Broadcasting Group, Inc.; Belo Corporation; Nextstar Broadcasting Group, Inc.; and CBS Corporation (the “Television Index”). The graph assumes the investment of $100 in our class A common stock and in each of the indices on December 31, 2004. The performance shown is not necessarily indicative of future performance.

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
LIN TV Corp. (TVL)	$100.00	$58.32	$52.09	$63.72	$5.71	$23.35
NYSE Composite Index	$100.00	$106.95	$126.06	$134.35	$79.41	$99.10
Television Index	$100.00	$80.02	$120.56	$108.98	$36.72	$65.65

Item 6.  Selected Financial Data

Set forth below is our selected consolidated financial data for each of the five years in the period ended December 31, 2009. The selected financial data as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 is derived from audited consolidated financial statements that appear elsewhere in this report. The selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes thereto. The historical results presented are not necessarily indicative of future results. All financial information shown reflect the operations of our Puerto Rico stations and the Banks Broadcasting joint venture as discontinued for all periods presented. Our Banks Broadcasting joint venture station and Puerto Rico stations were sold in 2009 and 2007, respectively.

The selected consolidated financial data of LIN Television Corporation is identical to LIN TV Corp. with the exception of basic and diluted loss per common share, which is not presented for LIN Television Corporation.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:
Net revenues	$339,474	$399,814	$395,910	$420,468	$315,446
Impairment of goodwill, broadcast licenses and broadcast equipment(1)	$39,894	$1,029,238	$-	$318,071	$33,421
Operating income (loss)	$22,113	$(952,421)	$110,357	$(235,799)	$27,590
(Gain) loss on early extinguishment of debt(2)	$(50,149)	$(8,822)	$855	$-	$14,395
Income (loss) from continuing operations	$9,559	$(830,387)	$28,543	$(228,355)	$(32,530)
(Loss) income from discontinued operations, net of tax	$(446)	$23	$2,973	$(6,145)	$6,389
Gain from sale of discontinued operations, net of tax	$-	$-	$22,166	$-	$-
Net income (loss)	$9,113	$(830,364)	$53,682	$(234,500)	$(26,141)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.19	$(16.33)	$0.57	$(4.65)	$(0.64)
(Loss) income from discontinued operations, net of tax	(0.01)	-	0.06	(0.13)	0.13
Gain from sale of discontinued operations, net of tax	-	-	0.44	-	-
Net income (loss)	$0.18	$(16.33)	$1.07	$(4.78)	$(0.51)

Weighted average basic shares outstanding	51,464	50,865	50,468	49,012	50,765

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.19	$(16.33)	$0.56	$(4.65)	$(0.64)
(Loss) income from discontinued operations, net of tax	(0.01)	-	0.05	(0.13)	0.13
Gain from sale of discontinued operations, net of tax	-	-	0.40	-	-
Net income (loss)	$0.18	$(16.33)	$1.01	$(4.78)	$(0.51)

Weighted average diluted shares outstanding	51,499	50,865	55,370	49,012	50,765

Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$11,105	$20,106	$40,031	$6,085	$11,135
Intangible assets, net	$516,136	$547,301	$1,556,708	$1,574,125	$1,931,981
Total assets	$790,503	$852,594	$1,981,968	$2,125,846	$2,406,633
Total debt	$682,954	$743,353	$832,776	$946,798	$981,714
Total stockholders' (deficit) equity	$(169,154)	$(189,281)	$656,098	$588,721	$828,872

Other Data:
Distributions from equity investments	$-	$2,649	$3,113	$4,890	$4,953
Program payments	$25,005	$26,854	$27,604	$25,784	$24,397

(1)
During the years ended December 31, 2009 and 2008, we recorded impairment charges to our broadcast licenses and goodwill, including broadcast equipment in 2008, as more fully described in Note 6 - "Intangible Assets" in our Notes to Consolidated Financial Statements. We also recorded impairment charges of $318.1 and $33.4 million during the years ended December 31, 2006 and 2005, respectively, as a result of our annual test for impairment of our broadcast licenses and goodwill.

(2)
During the years ended December 31, 2009 and 2008, we recorded a gain on extinguishment of debt, as more fully described in Note 7 - "Debt" in our Notes to Consolidated Financial Statements. We also recorded a loss on extinguishment of debt of $0.9 million in 2007 related to the repayment of $120.1 million of our terms loans and a loss on extinguishment of debt of $14.4 million in 2006 due to the early termination of our previous credit facilities and to the retirement of our 8% Senior Notes.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The remaining assets and liabilities of the Banks Broadcasting joint venture and our Puerto Rico stations were sold in 2009 and 2007, respectively.  Accordingly, our consolidated financial statements reflect the operations of the Puerto Rico stations and the operations, assets and liabilities of the Banks Broadcasting joint venture stations as discontinued for all periods presented.

Executive Summary

We own and operate and/or program 28 television stations in 17 mid-sized markets. Our operating revenues are derived primarily from the sale of advertising time to local, national and political advertisers and, to a much lesser extent, from digital revenues, network compensation, barter and other revenues.  During 2009, economic conditions continued to adversely impact local and national advertising across all of our markets.  We recorded net income of $9.1 million for the year ended December 31, 2009, compared to net loss of $830.4 million and net income of $53.7 million for the years ended December 31, 2008 and 2007, respectively.  Our net income of $9.1 million for the year ended December 31, 2009 included: (a) a pre-tax gain on early extinguishment of debt of $50.1 million related to our purchase of a portion of our senior subordinated notes; and (b) a pre-tax non-cash impairment charge of $39.9 million related to our broadcast licenses and goodwill recorded during the second quarter of 2009, as further described in Note 6 – “Intangible Assets.”

Our operating highlights for 2009 include the following:

•
Total revenues decreased $60.3 million compared to 2008, primarily due to a decline in political revenues of $33.8 million in 2009 as a result of the Presidential, Congressional, state and local elections that took place during 2008.  The decrease in revenue in 2009 also reflected the television advertising marketplace decline in our local markets resulting from the economic downturn. Advertising categories for which local and national advertising sales decreased for 2009 compared to 2008 were automotive, retail, restaurants, media/telecommunications, services, financial services and entertainment. Advertising categories for which revenues increased for 2009 included grocery and food items, home improvement and health and beauty.

•
As a result of declines in the demand for automobiles during 2009 and the related restructurings in the automobile industry, automotive advertising declines exceeded declines we experienced in other advertising categories.  The automotive category, which represented 19% of our local and national advertising sales for 2009, decreased by 31% compared to 2008, during which the automotive category represented 24% of our local and national advertising sales.  However, in the fourth quarter of 2009, automotive advertising increased by 9% as compared to the same period in 2008.  During both the fourth quarter of 2009 and 2008 automotive advertising represented 22% of our local and national advertising sales.

•
During the latter half of the fourth quarter of 2009, we began to experience increases in our national and local advertising revenues as a result of modest recovery in advertising spending when compared to 2008. We anticipate continued modest recovery during 2010 and increases in advertising spending as a result of the 2010 Olympics and Congressional, state and local elections.

•
Operating expenses decreased approximately $1.0 billion compared to 2008 primarily as a result of the $1.0 billion impairment charge recorded during 2008. Additionally, direct operating, selling, general and administrative and corporate expenses decreased $11.9 million, $12.4 million and $2.3 million, respectively, compared to 2008 primarily as a result of cost savings realized from the restructuring initiatives implemented during 2008 and 2009.

•
During the year ended December 31, 2009, we purchased a total principal amount of $79.7 million and $42.0 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively, at market prices using available balances under our revolving credit facility and available cash balances. The total purchase price for the transactions was $68.4 million, resulting in a pre-tax gain on extinguishment of debt of $50.1 million, net of a write-off of deferred financing fees and discount related to the notes of $3.2 million.

•
During the six months ended June 30, 2009, we experienced declines in revenues compared to the same periods in 2008, which were in excess of our original 2009 plan.  As a result, and to address continued compliance with the financial covenants in our credit agreement, on July 31, 2009 we entered into the Amended Credit Agreement. Under the Amended Credit Agreement, our aggregate revolving credit commitments remained at $225.0 million and our outstanding term loans remained at the July 31, 2009 balance of $69.9 million. The Amended Credit Agreement revised the Company’s financial covenants, tightened exceptions to certain of the negative covenants, increased the interest rates and fees payable on borrowings, and provided the lenders with additional collateral.  For further information on the Amended Credit Agreement see “Description of Indebtedness”.

•
On October 2, 2009, we completed the acquisition of RMM, an online advertising and media services company based in Austin, Texas.  This acquisition significantly expands our local multi-platform offerings by providing national advertising and enhanced services, including targeted display, rich media, video advertising, custom-built vertical channels, search engine marketing, search engine optimization, and mobile marketing. We believe this acquisition will further diversify and augment our digital marketing and sales business, as well as provide new opportunities for growth.

•
Our joint venture with NBC Universal continues to be adversely impacted by the recent economic downturn. As described in Item 1, “Business - Our Joint Venture with NBC Universal,” on March 9, 2010 we and NBC Universal entered into the 2010 Shortfall Funding Agreement through April 1, 2011, on terms substantially the same as the Original Shortfall Funding Agreement. During the year ended December 31, 2009, we accrued a total of $6.0 million for our probable and estimable obligations under both the Original and 2010 Shortfall Funding Agreements relating to our joint venture with NBC Universal. In part because of changes in the timing of working capital needs at the joint venture stations, as of March 15, 2010, we have not yet provided any funding under these agreements.  However, as of March 15, 2010, this $6.0 million liability continues to reflect our best estimate of probable obligations under the Original Shortfall Funding Agreement and 2010 Shortfall Funding Agreement.

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

For additional information about these and other accounting policies, see Note 1 – “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this report. We have discussed each of these critical accounting policies and related estimates with the Audit Committee of our Board of Directors.

Valuation of long-lived assets and intangible assets

Approximately $516.1 million or 65% of our total assets as of December 31, 2009 consisted of indefinite-lived intangible assets. Intangible assets principally include broadcast licenses and goodwill. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

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

We test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the station and prevailing values in the markets for broadcasting properties. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing a hypothetical purchase price allocation, using the station’s fair value (as determined in the first step described above) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recognized in an amount equal to that excess, but not more than the carrying value of the goodwill. An impairment assessment could be triggered by a significant reduction, or a forecast of such reductions, in operating results or cash flows at one or more of our television stations, a significant adverse change in the national or local advertising marketplaces in which our television stations operate, or by adverse changes to FCC ownership rules, among other factors.

The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions. The changes in the discount rate used for our broadcast licenses and goodwill reflected in the table below are primarily driven by changes in the average beta for the public equity of companies in the television and media sector and the average cost of capital in each of the periods. The changes in the market growth rates and operating profit margins for both our broadcast licenses and goodwill reflect changes in the outlook for advertising revenues in certain markets where our stations operate in each of the periods.

We based the valuation of broadcast licenses on the following average industry-based assumptions:

	December 31, 2009	June 30, 2009	December 31, 2008	June 30, 2008	December 31, 2007
Market revenue growth	2.2%	0.2%	1.0%	1.2%	1.8%
Operating profit margins	30.5%	30.5%	26.6%	31.5%	33.2%
Discount rate	11.0%	12.0%	11.0%	9.0%	8.0%
Tax rate	38.3%	38.3%	38.3%	38.4%	38.4%
Capitalization rate	1.8%	1.8%	1.8%	2.2%	2.2%

As of December 31, 2009, we would not incur an impairment of our broadcast licenses if we were to decrease the market revenue growth by 2%; decrease the operating profit margins by 10% from the projected operating profit margins; or increase the discount rate used in the valuation calculation by 2%.

The valuation of goodwill is based on the following assumptions, which take into account our internal projections and industry assumptions related to market revenue growth, operating cash flows and prevailing discount rates:

	December 31, 2009	June 30, 2009	December 31, 2008	June 30, 2008	December 31, 2007
Market revenue growth	2.5%	0.5%	1.0%	1.2%	1.8%
Operating profit margins	34.4%	36.4%	34.0%	39.7%	42.8%
Discount rate	12.5%	15.0%	14.5%	11.5%	10.0%
Tax rate	38.4%	38.2%	38.2%	38.6%	38.5%
Capitalization rate	1.8%	1.9%	1.9%	2.3%	2.1%

As of December 31, 2009, if we were to decrease the market revenue growth by 1% and by 2% of the projected growth rate, the enterprise value of our stations with goodwill would decrease by $42 million and $78 million, respectively. If we were to decrease the operating profit margins by 5% and 10% from the projected operating profit margins, the enterprise value of our stations with goodwill would decrease by $82 million and $165 million, respectively. If we were to increase the discount rate used in the valuation calculation by 1% and 2%, the enterprise value of our stations with goodwill would decrease by $47 million and $87 million, respectively.

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

We believe that the value of a television station is derived primarily from the attributes of its broadcast license. These attributes have a significant impact on the audience for network programming in a local television market compared to the national viewing patterns of the same network programming. These attributes and their impact on audiences can include:

•	the scarcity of broadcast licenses assigned by the FCC to a particular market determines how many television networks and other program sources are viewed in a particular market;

•	the length of time the broadcast license has been broadcasting. Television stations that have been broadcasting since the late 1940s are viewed more often than newer television stations;

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

Some broadcasting companies believe that network affiliations are the most important component of the value of a station. These companies generally believe that television stations with network affiliations have the most successful local news programming and the network affiliation relationship enhances the audience for local syndicated programming. As a result, these broadcasting companies allocate a significant portion of the purchase price for any station that they may acquire to the network affiliation relationship.

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

Revenue recognition

We recognize advertising and other program-related revenue during the period in which advertising or programs are aired on our television stations or carried by our Internet web sites or the web sites of our advertiser network. We recognize retransmission consent fees in the period in which our service is delivered.

Stock-based compensation

We estimate the fair value of stock-based awards using a Black-Scholes valuation model. The Black-Scholes model requires us to make assumptions and judgments about the variables to be assumed in the calculation, including the option’s expected life, the price volatility of the underlying stock and the number of stock-based awards that are expected to be forfeited. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Price volatility is based on historical trends for our class A common stock and the common stock of peer group companies engaged in the broadcasting business. Expected forfeitures are estimated using our historical experience. If future changes in estimates differ significantly from our current estimates, our future stock-based compensation expense and results of operations could be materially impacted.

Retirement plan

We have historically provided a defined benefit retirement plan to our employees who did not receive matching contributions from our Company to their 401(k) Plan accounts. Our pension benefit obligations and related costs are calculated using actuarial concepts. Our defined benefit plan is a non-contributory plan under which we may make contributions either to: a) traditional plan participants based on periodic actuarial valuations, which are expensed over the expected average remaining service lives of current employees; or b) cash balance plan participants based on 5% of each participant’s eligible compensation.

Effective April 1, 2009, this plan was frozen and we do not expect to make additional benefit accruals to this plan.  As a result of this action, during the year ended December 31, 2009, we recorded a net curtailment gain that included a $0.4 million charge related to prior service cost and a gain to our projected benefit obligation of $4.0 million as a result of the reduction of future compensation increases.

We contributed $0.6 million to our pension plan during the year ended December 31, 2009 and $3.0 million in each of years ended December 31, 2008 and 2007. We anticipate contributing approximately $3.1 million to our pension plan in 2010 although we currently have no minimum funding requirements as defined by ERISA and federal tax laws.

Pension plan assumptions:

Weighted-average assumptions used to estimate our pension benefit obligations and to determine our net periodic pension benefit cost, and the actual long-term rate-of-return on plan assets are as follows:

	Year Ended December 31,
	2009	2008	2007
Discount rate used to estimate our pension benefit obligation	5.75%	6.00%	6.25%
Discount rate used to determine net periodic pension benefit	6.00%-7.25%	6.25%	5.75%
Rate of compensation increase	4.50%	4.50%	4.50%
Expected long-term rate-of-return plan assets	8.25%	8.25%	8.25%
Actual long-term rate-of-return on plan assets	20.4%	(27.6)%	9.90%

We used the Citigroup Pension Discount Curve to aid in the selection of our discount rate, which we believe reflects the weighted rate of a theoretical high quality bond portfolio consistent with the duration of the cash flows related to our pension liability.

We considered the current levels of expected returns on a risk-free investment, the historical levels of risk premium associated with each of our pension asset classes, the expected future returns for each of our pension asset classes and then weighted each asset class based on our pension plan asset allocation to derive an expected long-term return on pension plan assets.  During the year ended December 31, 2009, our actual long-term rate of return on plan assets was 20.4%.

As a result of the plan freeze during 2009, we have no further service cost or amortization of prior service cost related to the plan. In addition, because the plan is now frozen and participants became inactive during 2009, the net losses related to the plan included in accumulated other comprehensive income will now be amortized over the average remaining life expectancy of the inactive participants instead of the average remaining service period. For these reasons, our 2010 expense is expected to be approximately $22 thousand, which is significantly less than in prior periods. For every 2.5% change in the actual return compared to the expected long-term return on pension plan assets and for every 0.25% change in the actual discount rate compared to the discount rate assumption for 2010, our 2010 pension expense would change by less than $0.1 million.

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

	Target Allocation	Percentage of Plan Assets at December 31,
Asset Category	2009	2009	2008
Equity securities	70%	78%	57%
Debt securities	30%	22%	43%
	100%	100%	100%

Our actual allocation of plan assets for 2009 is not in range of our target allocation in an effort to realize potential gains associated with the equity market rebound.  During late 2009, our Retirement Committee decided to set the target allocation at 60% equity securities and 40% debt securities. Beginning in 2010, the funds in our plan will be rebalanced on a quarterly basis in line with this new allocation.  We continue to monitor the performance of these funds and anticipate the allocation moving in line with the target as the economic outlook stabilizes.

Recently issued accounting pronouncements

In December 2009, the FASB issued ASU 2009-17 “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”).  ASU 2009-17 is effective for interim and annual reporting periods beginning after November 15, 2009.  ASU 2009-17 amends the Codification to include the amendments prescribed by Financial Accounting Standard (“FAS”) 167, “Amendments to FASB Interpretation No. 46(R)”, which amends certain guidance in FIN 46(R) to eliminate the exemption for special purpose entities, require a new qualitative approach for determining who should consolidate a variable interest entity and change the requirement for when to reassess who should consolidate a variable interest entity. We adopted ASU 2009-17 effective January 1, 2010, and it did not have a material impact on our financial position or results of operations.

In December 2009, the FASB issued ASU 2009-15 “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” (“ASU 2009-15”). ASU 2009-15 is effective for interim and annual reporting periods beginning after November 15, 2009 and must be applied to transfers occurring on or after the effective date.  ASU 2009-15 amends the Codification to include the amendments prescribed by FAS 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”, which clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. We adopted FAS 166 effective January 1, 2010, and it did not have a material impact on our financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASC 605-25”). ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. ASC 605-25 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. We plan to adopt ASC 605-25 effective January 1, 2011, and we do not expect it to have a material impact on our financial position or results of operations.

In August 2009, the FASB issued ASU 2009-05 “Measuring Liabilities at Fair Value” (“ASC 820-10”). ASC 820-10 is effective for the first reporting period, including interim periods, beginning after issuance. ASC 820-10 clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. ASC 820-10 became effective for us on October 1, 2009.  We adopted ASC 820-10 effective September 30, 2009, and it did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued ASC 825-10, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”), which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  The adoption of ASC 825-10 had no impact on our financial position or results of operations.

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

Effective January 1, 2009, the Company adopted ASC 805-10, “Business Combinations” (“ASC 805-10”). ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We have applied the provisions of ASC 805-10 to our acquisition of RMM and the appropriate disclosures are included in Note 2 – “Acquisitions”.

In December 2008, the FASB issued ASC 715-10, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“ASC 715-20”). ASC 715-20 is effective for fiscal years ending after December 15, 2009. ASC 715-20 increases disclosure requirements related to an employer’s defined benefit pension or other postretirement plans.  We adopted the provisions of ASC 715-10 by including the required additional financial statement disclosures as of December 31, 2009 in Note 11 – “Retirement Plans”.  The adoption of ASC 715-10 had no impact on our financial position or results of operations.

In November 2008, the FASB issued ASC 605-25, “Revenue Arrangements with Multiple Deliverables” (“ASC 605-25”). ASC 605-25 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 31, 2009 and shall be applied on a prospective basis.  Earlier application is permitted as of the beginning of a fiscal year. ASC 605-25 addresses some aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We plan to adopt these aspects of ASC-605-25 effective January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations

Results of Operations

Set forth below are the key operating areas that contributed to our results for the years ended December 31, 2009, 2008 and 2007. Our consolidated financial statements reflect the operations, assets and liabilities of the Puerto Rico stations and the operations of the Banks Broadcasting joint venture stations as discontinued for all periods presented. As a result, reported financial results may not be comparable to certain historical financial information and prior year performance may not be indicative of future financial performance.

Our results of operations are as follows (in thousands):

	Year Ended December 31,
	2009	2009 vs 2008	2008	2008 vs 2007	2007

Local time sales	$214,472	(13)%	$246,144	(9)%	$270,926
National time sales	101,616	(17)%	122,462	(16)%	144,980
Political time sales	13,205	(72)%	47,034	669%	6,119
Digital revenues	42,952	48%	29,074	95%	14,900
Network compensation	3,786	1%	3,744	(12)%	4,252
Barter revenues	4,777	(1)%	4,812	(40)%	8,047
Other revenues	4,058	1%	4,019	(5)%	4,235
Agency commissions	(45,392)	(21)%	(57,475)	-	(57,549)
Net revenues	339,474	(15)%	399,814	1%	395,910

Operating costs and expenses:
Direct operating	106,611	(10)%	118,483	2%	116,611
Selling, general and administrative	102,923	(11)%	115,287	-	114,741
Amortization of program rights	24,631	3%	23,946	(3)%	24,646
Corporate	18,090	(11)%	20,340	(6)%	21,706
Depreciation	30,365	2%	29,713	(4)%	30,847
Amortization of intangible assets	649	146%	264	(87)%	2,049
Impairment of goodwill, broadcast licenses and broadcast equipment	39,894	(96)%	1,029,238	-	-
Restructuring charge (benefit)	498	(96)%	12,902	(1,735)%	(74)
(Gain) loss from asset dispositions	(6,300)	406%	2,062	(108)%	(24,973)
Total operating costs and expenses	(317,361)	(77)%	(1,352,235)	374%	(285,553)
Operating income (loss)	$22,113	102%	$(952,421)	(963)%	$110,357

Three-Year Comparison

Net revenues consist primarily of national, local and political advertising revenues, net of sales adjustments and agency commissions. Additional but less significant amounts are generated from Internet revenues, retransmission consent fees, barter revenues, network compensation, production revenues, tower rental income and station copyright royalties.

Net revenues during the year ended December 31, 2009 decreased by $60.3 million when compared with the prior year. The decrease was primarily due to: a) a decrease in political advertising sales of $33.8 million; b) a decrease in local advertising sales of $31.7 million; and c) a decrease in national advertising sales of $20.8 million. These decreases were partially offset by: a) an increase in digital revenue of $13.9 million; and b) a decrease in agency commissions of $12.1 million.

The decrease in local and national advertising sales during 2009 is primarily due to the economic downturn that has broadly impacted demand for advertising. The decrease in political advertising sales during the year ended December 31, 2009, compared to the same period last year, is a result of the Presidential, Congressional, state and local elections in 2008 that did not recur in 2009.

The increase in digital revenues for the year ended December 31, 2009, compared to the same period last year, is primarily due to new retransmission consent agreements reached with cable operators during the second half of 2008, and an increase in Internet revenues.  The increase in Internet revenues is a result of new sales initiatives, increased traffic to our web sites and incremental revenue from the acquisition of RMM in October 2009.

Net revenues during the year ended December 31, 2008 increased by $3.9 million when compared with the prior year.  The increase was primarily due to: a) an increase in political advertising sales of $40.9 million; and b) an increase in digital revenue of $14.2 million.  These increases were offset by: a) a decrease in local advertising sales of $24.8 million; b) a decrease in national advertising sales of $22.5 million; and c) the collective decrease in barter and all other revenue categories of $3.9 million.

The increase in political advertising revenues during the year ended December 31, 2008, compared to the prior year, was the result of the Presidential, Congressional, state and local elections that took place during 2008. The decrease in both local and national advertising sales is principally due to the economic downturn that began in 2008 and impacted a number of local economies and national advertising categories.

Direct operating expenses (excluding depreciation and amortization of intangible assets), which consist primarily of news, engineering and programming expenses, decreased $11.9 million, or 10%, for the year ended December 31, 2009, compared to the prior year.  The decrease is primarily attributable to lower employee costs as a result of headcount reductions completed during the fourth quarter of 2008 and the second quarter of 2009.

Direct operating expenses increased $1.9 million, or 2%, for the year ended December 31, 2008, compared to the prior year as a result of increases in employee salaries.

Selling, general and administrative expenses consist primarily of employee salaries, sales commissions, employee benefit costs, advertising, promotional expenses and research, and these costs decreased $12.4 million, or 11%, for the year ended December 31, 2009, compared to the prior year. This decrease is also primarily attributable to lower employee costs as a result of headcount reductions completed during the fourth quarter of 2008 and the second quarter of 2009.

Selling, general and administrative expenses were flat for the year ended December 31, 2008, compared to the prior year.

Selling expenses as a percentage of net revenues were 7.8% in each of the years ended December 31, 2009 and 2008 and 7.9% for the year ended December 31, 2007.

Amortization of program rights represents the recognition of expense associated with syndicated programming, features and specials, and these costs increased $0.7 million, or 3%, for the year ended December 31, 2009 and decreased $0.7 million, or 3%, for the year ended December 31, 2008, compared to their respective prior years.

Corporate expenses represent corporate executive management, accounting, legal and other costs associated with the centralized management of our stations, and these costs decreased $2.3 million or 11% for the year ended December 31, 2009, compared to the prior year. The decrease is primarily due to lower professional and legal fees.

Corporate expenses decreased $1.4 million or 6% for the year ended December 31, 2008, compared to the prior year. The decrease is primarily due to a $3.6 million decrease in compensation costs, including fair value changes to the executive deferred compensation plan, lower bonus and stock based compensation, and benefit costs, offset by higher legal and professional fees of $1.7 million.

Depreciation expense increased $0.7 million or 2% for the year ended December 31, 2009 and decreased $1.1 million or 4% for the year ended December 31, 2008, compared to their respective prior years.  The increase during 2009 is primarily the result of accelerated depreciation of the remaining analog equipment due to the digital transition. The decrease during 2008 is due to assets that became fully depreciated.

Amortization of intangible assets increased $0.4 million or 146% for the year ended December 31, 2009 and decreased $1.8 million or 87% for the year ended December 31, 2008, compared to their respective prior years. The increase during 2009 is a result of the amortization of the intangible assets acquired in the RMM acquisition. The decrease during 2008 was due to lower amortization expense related to finite-lived intangible assets that became fully amortized in 2008 and 2007.

Impairment of goodwill, broadcast licenses and broadcast equipment reflects non-cash impairment charges recorded during the years ended December 31, 2009 and 2008 of approximately $39.9 million and $1.0 billion, respectively. The 2009 charge includes an impairment to the carrying values of our broadcast licenses of $37.2 million and an impairment to the carrying values of our goodwill of $2.7 million. The 2008 charge includes $8.7 million for obsolete broadcast equipment identified during the year as a result of the transition to digital television, as well as $599.6 million related to broadcast licenses and $420.9 million related to goodwill.  No impairments were required for the year ended December 31, 2007. (For further information regarding these charges, see Note 6 – “Intangible Assets”.)

Restructuring charge of $0.5 million was recorded during 2009 as a result of the consolidation of certain activities at our stations, which resulted in the termination of 28 employees.   During 2008, we effected a restructuring that included a workforce reduction of 144 employees and the cancellation of certain syndicated television program and operating contracts.  The total charge for this plan was $12.9 million, including $4.3 million for a workforce reduction and $8.6 million for the cancellation of the contracts.

(Gain) loss from asset dispositions for the year ended December 31, 2009 was $6.3 million and was primarily attributable to: a) a gain on the exchange of certain equipment with Sprint Nextel of $6.4 million, partially offset by b) a loss of $0.1 million for the disposal of fixed assets. (Gain) loss from asset dispositions for the year ended December 31, 2008 included: a) $2.0 million net loss for the disposal of fixed assets; and b) $1.2 million write-off of other assets; partially offset by c) $1.1 million gain from the exchange of certain equipment.

Other (Income) Expense

Interest expense, net decreased $10.3 million or 19% for the year ended December 31, 2009, compared to the prior year due to lower average borrowings outstanding as a result of the purchase of our 2.50% Exchangeable Senior Subordinated Debentures in 2008 and the purchase of a portion of our outstanding 6½% senior subordinated notes in 2008 and 2009.  Interest expense, net decreased $9.6 million or 15% for the year ended December 31, 2008, compared to the prior year due to a reduction in average borrowings outstanding under our credit facility and the repayment of other debt.

The following table summarizes our total net interest expense:

	Year Ended December 31,
	2009	2008	2007
Components of interest expense:
Credit Facility	$10,008	$11,174	$17,079
6½% Senior Subordinated Notes	19,175	25,299	25,356
6½% Senior Subordinated Notes -- Class B	11,403	14,756	14,743
2.50% Exchangeable Senior Subordinated Debentures	-	2,803	7,527
Other interest costs and (interest income)	3,700	603	(456)
Total interest expense, net	$44,286	$54,635	$64,249

Share of loss (income) in equity investments reflects primarily an impairment charge of $6.0 million for the year ended December 31, 2009, relating to accrued loan obligations to our joint venture with NBC Universal, pursuant to the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement, as discussed further in Item 1. “Business – Joint Venture with NBC Universal” and within the Liquidity and Capital Resources section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations". Because of uncertainty surrounding the joint venture’s ability to repay future shortfall loans, we concluded the $6.0 million loan was fully impaired during 2009.  As of March 15, 2010, this $6.0 million liability continues to reflect our best estimate of probable obligations under the Original Shortfall Funding Agreement and 2010 Shortfall Funding Agreement.

Share of (income) loss in equity investments was a loss of $52.7 million for the year ended December 31, 2008, primarily related to the $53.6 million write-off of our investment in our joint venture with NBC Universal.  During the fourth quarter of 2008, due to the continued decline in operating profits at the joint venture stations, we determined that there was an other than temporary impairment in our investment.  As a result, and in the absence of the ability to recover our carrying amount of the investment, we recorded a loss of $53.6 million to write-off our equity investment in the NBC Universal joint venture.

(Gain) loss on derivative instruments increased $0.1 million and $0.3 million for the year ended December 31, 2009 and 2008, respectively, compared to their respective prior year periods due to fluctuations in market interest rates.

During 2009, our derivative instrument consisted of an interest rate hedge agreement entered into during the second quarter of 2006 to hedge the variability in cash flows associated with notional amount of the declining balances of our term loans, which effectively converted the floating rate LIBOR-based payments under this portion of the facility to fixed payments. We designated this interest rate hedge agreement as a cash flow hedge. Accordingly, changes in the value of this agreement are recorded in other comprehensive income (loss) and released into earnings over the life of the agreement through periodic interest payments, and the ineffective portion of the hedge is recorded in earnings.

During 2008 and 2007, our derivative instruments consisted of the interest rate hedge described above and the embedded derivatives within our 2.50% Exchangeable Senior Subordinated Debentures. As a result of the purchase of the 2.50% Exchangeable Senior Subordinated Debentures during the second quarter of 2008, we recorded a gain of approximately $0.4 million for the remaining fair value of the embedded derivatives associated with those debentures.

(Gain) loss on extinguishment of debt increased $41.3 million and $9.7 million for the year ended December 31, 2009 and 2008, respectively, compared to their respective prior year periods. The increase in both the years ended December 31, 2009 and 2008 was primarily due a gain of $50.1 million and $13.8 million, respectively, related to the purchase of our 6½% senior subordinated notes as further described in “Description of Indebtedness”.

Income taxes reflected a provision for (benefit from) income tax of $13.8 million, $(222.2) million and $18.2 million for the years ended in December 31, 2009 2008, and 2007, respectively. In 2008, we recorded an impairment charge of $1.0 billion related to our broadcast licenses and goodwill. Our 2008 impairment charge also includes an $8.7 million charge for the write-off of certain broadcast assets that became obsolete as a result of the DTV transition. We recorded no intangible asset impairment charges in 2007.

Additionally, in 2008, our effective tax rate was impacted by the change in our valuation allowance of $39.0 million.  This amount was primarily attributable to our 2000 to 2002 net operating losses that more likely than not will not be utilized because of the expiration of the carryforward statute of limitations period.  Our recorded provision for income tax of $13.8 million for the year ended December 31, 2009 represents an effective tax rate of 59.2% compared to a benefit from income tax of $222.2 million for the year ended December 31, 2008, which represents an effective tax rate of 21.1%. The increase in the 2009 effective tax rate is primarily due to the impact of various state law changes on our effective tax rate.  The decrease in our 2008 benefit from income taxes compared to our statutory rate is a result of the significant impairment charge during 2008.

Results of Discontinued Operations

Our consolidated financial statements reflect the operations of the Puerto Rico stations and the operations, assets and liabilities of the Banks Broadcasting joint venture stations as discontinued for all periods presented. As a result, (loss) income from discontinued operations was $(446) thousand, $23 thousand and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Gain from the sale of discontinued operations was $11 thousand and $22.2 million for the year ended December 31, 2009 and 2007, respectively.

On April 23, 2009, Banks Broadcasting completed the sale of KNIN-TV, a CW affiliate in Boise, for $6.6 million to Journal Broadcast Corporation. As a result of the sale we received, on the basis of our economic interest in Banks Broadcasting, a distribution of $2.6 million during the second quarter of 2009. The operating loss for the year ended December 31, 2009 includes an impairment charge of $1.9 million to reduce the carrying value of broadcast licenses to fair value based on the final sale price of KNIN-TV of $6.6 million. Net loss included within discontinued operations for the year ended December 31, 2009 reflects our 50% share of net losses of Banks Broadcasting, net of taxes, through the April 23, 2009 disposal date.

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

The following table presents summarized information for the operations of our Puerto Rico stations and the operations of the Banks Broadcasting joint venture stations that were previously included in our historical operating results (in thousands):

	Year Ended December 31,
	2009	2008	2007
	Banks Broadcasting	Banks Broadcasting	Puerto Rico	Banks Broadcasting	Total
Net revenues	$823	$2,911	$9,868	$4,523	$14,391
Operating (loss) income	$(3,141)	$736	$(1,094)	$1,702	$608
Net (loss) income	$(446)	$23	$(368)	$3,341	$2,973

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our credit facility. As of December 31, 2009, we had unrestricted cash and cash equivalents of $11.1 million, $2.0 million of restricted cash and a $225.0 million revolving credit facility, of which $21.0 million was available for borrowing, subject to certain covenant restrictions.

Our total outstanding debt as of December 31, 2009 was $683.0 million. This excludes the contingent obligation associated with our guarantee of an $815.5 million promissory note associated with our joint venture with NBC Universal (see Note 14 - “Commitments and Contingencies” for further details). The outstanding debt under our credit facility is due November 14, 2011 and all of our 6½% senior subordinated notes are due May 15, 2013.  As of December 31, 2009, the total fair value of our outstanding debt was $616.2 million.

Our operating plan for the next 12 months requires that we generate cash from operations, utilize available borrowings, and make certain debt repayments, including mandatory repayments of term loans under our credit facility. Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) we generate from our operations.   During the six months ended June 30, 2009, we experienced declines in revenues compared to the same periods in 2008 which were in excess of our original 2009 plan.  As a result, and to address continued compliance with the financial covenants in our credit agreement, on July 31, 2009 we entered into the Amended Credit Agreement.  For further information regarding the terms of the Amended Credit Agreement see “Description of Indebtedness”. As of December 31, 2009, we were in compliance with all financial and non-financial covenants in the Amended Credit Agreement.

Our ability to generate cash from operations and from borrowings under our credit facility could be affected by, but is not limited to, the following factors:

·
The economic downturn, which has adversely affected local and national advertising revenues across all of our stations, with local advertising revenues decreasing 13% for the year ended December 31, 2009 as compared to 2008, and national advertising revenues decreasing 17% for the year ended December 31, 2009 as compared to 2008. Approximately 81%, 79% and 91% of our net revenues for the years ended December 31, 2009, 2008 and 2007, respectively, were derived from local and national advertising. We anticipate a modest recovery during 2010 as the U.S. economy emerges from recession, but there can be no assurance that this will occur.

·
The seasonality of the broadcast business, due primarily to political advertising revenues occurring in even years, which will result in increased political advertising revenues in 2010. Political advertising revenues were $13.2 million, $47.0 million and $6.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

·
Economic and credit market conditions can impact our advertisers’ ability to pay for advertising and the timing of those payments.  During 2009, despite the economic downturn, we did not experience significant deterioration in the collectability of our outstanding receivables. We have evaluated our receivables due from customers who are experiencing financial difficulty, and the net realizable value of those receivables is not material to our financial position as of December 31, 2009. Our days sales outstanding as of the years ended December 31, 2009 and 2008 was 74 and 78, respectively. We experienced an improvement in days sales outstanding during 2009 and 2008 as a result of our centralization of credit and collection functions in 2007 and the resulting on-going improvement in our collections function.

·
Volatility in the equity markets impacts the fair value of our pension plan assets and ultimately the cash funding requirements of our pension plan.  As of December 31, 2009, the fair value of our pension plan assets was $68.8 million compared to $61.5 million as of December 31, 2008.  In order to manage our liquidity, we contributed $0.6 million to our pension plan during 2009.  We anticipate contributing $3.1 million to our pension plan during 2010.  Additionally, effective January 1, 2010, we resumed Company contributions to the 401(k) Plan, whereby the Company will provide a 3% non-elective contribution to all eligible employees.  We expect to contribute approximately $4.2 million to our 401(k) Plan during 2010.

·
We are exposed to potential losses related to fluctuations in interest rates. Borrowings under our credit facility bear an interest rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus ½ of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin rate of 3.750% or 2.750% for LIBOR based loans and ABR rate loans, respectively. To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating rate LIBOR rate-based payments on our term loan to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility, which expires in 2011.  Our senior subordinated notes bear a fixed interest rate of 6½%.

Cash Requirements Related to the NBC Universal Joint Venture

Our joint venture with NBC Universal has been adversely impacted by the current economic downturn.  The joint venture distributed no cash to NBC Universal and us during the year ended December 31, 2009.  Although the joint venture distributed cash to NBC Universal and us in the amount of $13.0 million and $12.0 million for the years ended December 31, 2008 and 2007, the cash distributions for 2008 included nonrecurring cash proceeds of $12.6 million from the sale of broadcast towers.

In light of the adverse effect of the economic downturn on the joint venture’s operating results, in 2009 we entered into the Original Shortfall Funding Agreement with NBC Universal, which provided that: a) we and NBC waived the requirement that the joint venture maintain debt service reserve cash balances of at least $15 million; b) the joint venture would use a portion of its existing debt service reserve cash balances to fund interest payments in 2009; c) NBC agreed to defer its receipt of 2008 and 2009 management fees; and d) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2010, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.  During the year ended December 31, 2009, the joint venture used approximately $14.9 million of the existing debt service cash reserves, leaving approximately $0.2 million available.  As of March 15, 2010, we have not yet provided any funding under the Original Shortfall Funding Agreement.

Because of anticipated future shortfalls at the joint venture, on March 9, 2010, NBC Universal and we entered into the 2010 Shortfall Funding Agreement covering the period through April 1, 2011.  Under the terms of the 2010 Shortfall Funding Agreement: a) the joint venture may continue to access any portion of its existing debt service reserve cash balances to fund interest payments; b) NBC will continue to defer the payment of 2008 and 2009 management fees and will defer payment of 2010 management fees through March 31, 2011 (payable subject to repayment first of any joint venture shortfall loans); and c) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.

The timing of anticipated debt service shortfalls at the joint venture is affected by the levels of working capital at the stations owned by the joint venture and their anticipated uses of working capital to fund operations and to distribute cash to the joint venture for the purpose of servicing the interest expense on the GECC Note.  We recognize liabilities under the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement when those liabilities become both probable and estimable, which result when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur.

During 2009, joint venture management provided us a revised outlook for 2009 after each quarter end, which, as of September 30, 2009, resulted in an accrual of $2.0 million for our probable and estimable obligations under the Original Shortfall Funding Agreement through the April 1, 2010 expiry of that agreement.  Due to uncertainty surrounding the joint venture’s ability to repay the shortfall loan, we concurrently impaired the loan as of September 30, 2009. Based on our latest estimate of cash flow requirements of the joint venture through April 1, 2010, our share of the estimated shortfall through April 1, 2010 is $3.0 million, of which $2.0 million was accrued as of September 30, 2009. Subsequent to September 30, 2009, we: (a) received the joint venture’s 2010 budget and (b) as noted above, entered into the 2010 Shortfall Funding Agreement to cover debt service shortfalls through April 1, 2011. Based on the 2010 budget provided by the joint venture, and our discussions with the joint venture's management, we believe there will be an additional debt service shortfall at the joint venture from April 2, 2010 through April 1, 2011 of $13.0 million to $15.0 million, of which, our share of the shortfall could be approximately $3.0 million.

As a result, we have accrued our portion of the estimated shortfalls through April 1, 2011, bringing the total accrual for our joint venture shortfall obligations to $6.0 million as of December 31, 2009.  Due to uncertainty surrounding the joint venture’s ability to repay the shortfall loans, we concurrently impaired all accrued loans to the joint venture as of December 31, 2009. This amount reflects our probable and estimable obligations through the expiration of the 2010 Shortfall Funding Agreement on April 1, 2011. We do not believe our funding obligations related to the joint venture, if any, beyond April 1, 2011 are currently probable and estimable, therefore, we have not accrued for any potential obligations beyond the $6.0 million discussed above. However, our actual cash shortfall funding could exceed our estimate. As of March 15, 2010, we have not yet provided any funding under either of these agreements. We expect to fund our $3.0 million share of shortfall liabilities under the Original Shortfall Funding Agreement during the first quarter of 2010, and the remaining $3.0 million amount through the period ending April 1, 2011. We do not believe our funding obligations related to the joint venture, if any, beyond April 1, 2011 are currently estimable and probable, therefore, we have not accrued for any potential obligations beyond the $6.0 million discussed above.  However, our actual cash shortfall funding could exceed our estimate.

Our ability to honor our shortfall loan obligations under the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement is subject to compliance with restrictions under our senior credit facility and the indentures governing our senior notes.  Based on the 2010 budget provided by joint venture management, and our forecast of total leverage and consolidated EBITDA during 2010 and 2011, we expect to have the capacity within these restrictions to provide shortfall funding under the 2010 Shortfall Funding Agreement in proportion to our approximately 20 percent economic interest in the joint venture through the April 1, 2011 expiration of the 2010 Shortfall Funding Agreement.  However, there can be no assurance that we will have the capacity to provide such funding.  If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our credit facility. In addition, if the joint venture experiences further cash shortfalls beyond April 1, 2011, we may decide to fund such cash shortfalls, or to fund such shortfalls through further loans or equity contributions to the joint venture. If we are unable to make payments under the Original Shortfall Funding Agreement or the 2010 Shortfall Funding Agreement, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default.

An event of default under the GECC Note will occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due and payable, or to pay the principal amount on the maturity date.  If the joint venture fails to pay interest on the GECC Note, and neither NBC Universal nor we make a shortfall loan to fund the interest payment within 90 days of the date due and payable, an event of default would occur and GECC could accelerate the maturity of the entire amount due under the GECC Note.  Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBC Universal and us.  Upon an event of default under the GECC Note, GECC’s only recourse is to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the GECC Note.

Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined upon occurrence of the following events: a) there is an event of default; b) neither NBC Universal or us remedy the default; and c) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note.  Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between i) the total amount at which the joint venture’s assets were sold and ii) the principal amount and any unpaid interest due under the GECC Note.  As of December 31, 2009, we estimate the fair value of the television stations in the joint venture to be approximately $366 million less than the outstanding balance of the GECC note of $815.5 million.

Although we believe the probability is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note during 2010, there can be no assurances that such an event of default will not occur.  There are no financial or similar covenants in the GECC Note and, since both NBC Universal and we have agreed to fund interest payments through April 1, 2011 if the joint venture is unable to do so, NBC Universal and we are able to control the occurrence of a default under the GECC Note.

Factors Affecting Liquidity in 2009 and 2010 Outlook

·
During the year ended December 31, 2009, we completed a purchase of a portion of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B at market prices using available balances under our revolving credit facility and available cash balances. During the year ended December 31, 2009, we purchased a total principal amount of $79.7 million and $42.0 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively.  For further information see “Description of Indebtedness”.

·
We completed a restructuring during the second quarter of 2009 that included the consolidation of certain activities at our stations that resulted in the termination of 28 employees.  We anticipate savings of approximately $0.9 million per year from this restructuring; however, if our operational needs change during the year we may not be able to realize all of these savings.

·
We are using our strong local television station brands and considerable news, sports, weather, traffic and other local video content to develop new revenue streams. These new revenues are generated by our television station web sites, the launch of our mobile telephone and smart phone applications, the acquisition of RMM and scheduled increases in retransmission consent fees. Our digital revenues increased 48% or $13.9 million for the year ended December 31, 2009, compared to prior year.

·
We anticipate spending of approximately $16.5 million on capital expenditures during 2010 primarily for broadcast and related equipment, compared to capital expenditures of approximately $10.2 million during 2009. Additional spending may be required for any unplanned major repairs for equipment failures.

·
On April 23, 2009, our Banks Broadcasting joint venture completed the sale of KNIN-TV, a CW affiliate in Boise, for $6.6 million to Journal Broadcast Corporation. As a result of the sale we received, on the basis of our economic interest in Banks Broadcasting, a distribution of $2.6 million during the quarter ended June 30, 2009. We expect to receive net proceeds of approximately $0.2 million during the second quarter of 2010 from amounts held in escrow at the expiration of a one year indemnity period.

We have also assessed the impact the current market conditions could have on third parties with whom we do business, specifically as it relates to our interest rate hedge and insurance contracts.  Management performs a quarterly assessment of the critical terms of the interest rate hedge including, among other matters, an assessment of the counterparties’ creditworthiness.  Based on our assessment at December 31, 2009, we do not believe there is a significant risk associated with the creditworthiness of our interest rate hedge counterparty.  Given current economic conditions, management also reviewed the insurance contracts associated with our facilities and business continuity insurance providers and noted no material credit risks.

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

Contractual Obligations

The following table summarizes our estimated future contractual cash obligations at December 31, 2009 (in thousands):

	2010	2011-2012	2013-2014	2015 and thereafter	Total

Principal payments and mandatory redemptions on debt (1)	$16,372	$254,479	$417,199	$-	$688,050
Cash interest on debt (2)	39,334	63,699	10,169	-	113,202
Program payments (3)	25,731	35,742	4,604	-	66,077
Operating leases (4)	1,308	1,041	657	360	3,366
Operating agreements(5)	9,532	10,139	2,636	-	22,307
Deferred compensation payments(6)	1,084	885	-	-	1,969
Total	$93,361	$365,985	$435,265	$360	$894,971
(1)
We are obligated to make mandatory quarterly principal payments and to use proceeds of asset sales not reinvested to pay-down the term loan under our credit facility.  Additionally, we are required to make mandatory prepayments of principal on our term loan subject to a computation of excess cash following the delivery of our year-end financial statements as described in “Description of Indebtedness”. We are also obligated to repay in full our credit facility on November 4, 2011, and each of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B on May 15, 2013. The amount does not include any potential amounts that may be paid related to the GECC Note as described in Item 1A. Risk Factors “The General Electric Capital Corporation (“GECC”) Note could result in significant liabilities, including (i) requiring us to make short term cash payments to the NBC Universal joint venture to fund interest payments, and (ii) potentially giving rise to a change of control under our existing indebtedness, which would cause such existing indebtedness to become immediately due and payable”.

(2)
We have contractual obligations to pay cash interest on our credit facility, as well as commitment fees of 0.750% on our revolving credit facility through November 2011, and on each of our 6½% Senior Subordinated Notes through 2013, our 6½% Senior Subordinated Notes – Class B and our RMM Notes, as described in “Description of Indebtedness”.

(3)
We have entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $66.1 million of program obligations as of December 31, 2009 and have unrecorded commitments of $12.4 million for programming that is not available to air as of December 31, 2009.

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

(6)	Includes scheduled payments to certain employees covered under our deferred compensation plan.

The above table excludes future payments for our defined benefit retirement plans, deferred taxes and executive compensation, with the exception of scheduled deferred compensation payments detailed above, because their future cash outflows are uncertain. Also excluded from the above table are potential interest shortfall payments to our joint venture with NBC Universal. Additional information regarding our financial commitments at December 31, 2009 is provided in the notes to our consolidated financial statements. See Note 7 - “Debt”, Note 11 - “Retirement Plans” and Note 14 - “Commitments and Contingencies” of our consolidated financial statements.

Summary of Cash Flows

The following table presents summarized cash flow information (in thousands):

	Year Ended December 31,
	2009	2008	2007	2009 vs 2008	2008 vs 2007

Cash provided by operating activities	$27,246	$83,796	$42,716	$(56,550)	$41,080
Cash (used in) provided by investing activities	(14,386)	(24,455)	103,047	10,069	(127,502)
Cash used in financing activities	(21,861)	(79,266)	(118,061)	57,405	38,795
Net (decrease) increase in cash and cash equivalents	$(9,001)	$(19,925)	$27,702	$10,924	$(47,627)

Net cash provided by operating activities decreased $56.6 million to $27.2 million for the year ended December 31, 2009, compared to cash provided by operating activities of $83.8 million for the prior year.  The decrease was primarily due to a decrease in revenue of $60.3 million, in addition to amounts paid during the year ended December 31, 2009 of $9.5 million for restructuring expenses.

Net cash provided by operating activities increased $41.1 million for the year ended December 31, 2008 primarily due to changes in working capital including a decrease in accounts receivable of $21.3 million and an increase in accrued expenses of $19.6 million, offset by a decrease in accounts payable of $3.4 million.

Net cash (used in) provided by investing activities decreased $10.1 million to $14.4 million for year ended December 31, 2009, compared to cash used in investing activities of $24.5 million for the prior year. The decrease is primarily attributable to a reduction in capital expenditures of $18.3 million, plus net proceeds of $2.6 million received from the sale of KNIN-TV included within discontinued operations, both of which were offset by $6.0 million paid under our settlement with 54 Broadcasting, along with $1.2 million of cash paid for our acquisition of RMM, a transfer from cash and cash equivalents to restricted cash of $2.0 million, and $2.6 million of dividends received during 2008 related to our joint venture with NBC Universal, which were not received during the same period in 2009.

Net cash (used in) provided by investing activities decreased $127.5 million to $24.5 million for year ended December 31, 2008, compared to cash provided by investing activities of $103.0 million for the prior year. The decrease is primarily due to the sale of certain assets and discontinued operations during 2007 that did not recur in 2008.

Net cash used in financing activities decreased $57.4 million to $21.9 million for the year ended December 31, 2009, compared to cash used in financing activities of $79.3 million for the prior year. The decrease was primarily due to a decrease in principal payments on long-term debt of $138.0 million, offset by a decrease in proceeds from our revolving credit facility of $74.0 million compared to the same period last year.

Net cash used in financing activities decreased $38.8 million to $79.3 million for the year ended December 31, 2008, compared to cash used in financing activities of $118.1 million for the prior year. This decrease was due to our purchase of $125 million of our 2.50% Exchangeable Senior Subordinated Debentures, all of which were tendered to us and our purchase of a notional amount of $19.4 million and $6.7 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively.  Additionally, the decrease was due to our repayment of $77.0 million of our outstanding term loans. These decreases were partially offset by $135.0 million of borrowings under our credit facility.

Description of Indebtedness

Debt consisted of the following (in thousands):

	December 31,
	2009	2008
Credit Facility:
Revolving credit loans	$204,000	$135,000
Term loans	61,975	77,875
6½% Senior Subordinated Notes due 2013	275,883	355,583
$141,316 and $183,285, 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $4,965 and $8,390 at December 31, 2009 and 2008, respectively	136,351	174,895
$2,157 LIN-RMM Note, net of discount of $160	1,997	-
$1,598 RMM Note, net of premium of $112	1,710	-
$1,121 RMM Bank Note, net of discount of $83	1,038	-
Total debt	682,954	743,353
Less current portion	16,372	15,900
Total long-term debt	$666,582	$727,453

During the period January 1, 2009 to July 31, 2009, prior to the execution of the Amended Credit Agreement, borrowings under our credit facility bore an interest rate based on, at our option, either a) the LIBOR interest rate, or b) an interest rate equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus ½ of 1 percent. In addition, the rate we selected also bore an applicable margin rate of 0.625% to 1.500%, depending on us achieving certain financial ratios. The unused portion of the revolving credit facility was subject to a commitment fee of 0.25% to 0.50% depending on us achieving certain financial ratios.

Amended Credit Agreement

On July 31, 2009, we entered into the Amended Credit Agreement, which provided that our aggregate revolving credit commitments remained at $225.0 million and our outstanding term loans remained at $69.9 million (as of July 31, 2009). The terms of the Amended Credit Agreement include, but are not limited to, modifications to certain financial covenants, including our consolidated leverage ratio, consolidated interest coverage ratio and consolidated senior leverage ratio, a general tightening of the exceptions to our negative covenants (principally by means of reducing the types and amounts of permitted transactions), an increase in the interest rates and fees payable with respect to borrowings under the Amended Credit Agreement, and the inclusion of certain collateral-related provisions, principally relating to the provision of account control agreements and mortgages with respect to certain real property that we own.  Certain revised financial condition covenants, and other key terms, are as follows:

	Prior	As Amended
Consolidated Leverage Ratio:
July 1, 2009 through September 30, 2009	7.00x	9.00x
October 1, 2009 to December 31, 2009	7.00x	10.50x
January 1, 2010 through March 31, 2010	6.50x	10.00x
April 1, 2010 through June 30, 2010	6.50x	9.00x
July 1, 2010 through September 30, 2010	6.00x	7.50x
October 1, 2010 and thereafter	6.00x	6.00x

Consolidated Interest Coverage Ratio:
July 1, 2009 through September 30, 2009	2.00x	1.75x
October 1, 2009 through December 31, 2009	2.00x	1.50x
January 1, 2010 through June 30, 2010	2.25x	1.75x
July 1, 2010 through September 30, 2010	2.25x	2.00x
October 1, 2010 and thereafter	2.25x	2.25x

Consolidated Senior Leverage Ratio:
July 1, 2009 through September 30, 2009	3.50x	3.75x
October 1, 2009 through December 31, 2009	3.50x	4.25x
January 1, 2010 through March 31, 2010	3.50x	4.00x
April 1, 2010 through June 30, 2010	3.50x	3.75x
July 1, 2010 through September 30, 2010	3.50x	3.00x
October 1, 2010 and thereafter	3.50x	2.25x

Interest rate on borrowings	LIBOR + 150bps*	LIBOR + 375bps

* At consolidated leverage of 7x or greater.

The Amended Credit Agreement revises the calculation of Consolidated Total Debt used in our consolidated leverage ratios to exclude the netting of cash and cash equivalents against total debt.

The credit facility permits us to prepay loans and to permanently reduce the revolving credit commitments, in whole or in part, at any time. We repaid $15.9 million of the term loans during 2009, all of which related to mandatory quarterly amortization payments.

On an annual basis following the delivery of our year-end financial statements, the Amended Credit Agreement requires mandatory prepayments of principal of the term loans, as well as a permanent reduction in revolving credit commitments, based on a computation of excess cash flow for the preceding fiscal year, as more fully set forth in the Amended Credit Agreement. In addition, the Amended Credit Agreement restricts the use of proceeds from asset sales or from the issuance of debt (with the result that such proceeds, subject to certain exceptions, must be used for mandatory prepayments of principal and permanent reductions in revolving credit commitments), and includes a cash ceiling, which requires that LIN Television utilize unrestricted cash and cash equivalent balances in excess of $12.5 million to prepay principal amounts outstanding, but not permanently reduce capacity, under our revolving credit facility.

Borrowings under our credit facility bear an interest rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus ½ of 1 percent, or (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin rate of 3.750% or 2.750% for LIBOR based loans and ABR rate loans, respectively. Lastly, the unused portion of the revolving credit facility is subject to a commitment fee of 0.750% depending on our consolidated leverage ratio.

Our revolving credit facility may be used for working capital and general corporate purposes. For example, during the year ended December 31, 2009, we used $66 million under this facility to purchase a portion of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B and we used approximately $12 million under this facility to partially fund interest payments related to these remaining outstanding notes.

The following table summarizes certain key terms of our credit facility (in thousands):

	Credit Facility
	Revolving Facility	Term Loans
Final maturity date	11/4/2011	11/4/2011
Available balance at December 31, 2009(1)	$21,000	$-
Average rates as of December 31, 2009:
Interest rate (2)	0.35%	0.26%
Applicable margin(3)	3.75%	3.75%
Total	4.10%	4.01%

(1)	As of March 15, 2010, the unused balance of the revolving credit facility was $34.0 million.
(2)	Weighted average rate for loans outstanding as of December 31, 2009.
(3)	The outstanding loans as of December 31, 2009 include LIBOR based loans, which have an applicable margin of 3.75%.

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

During 2008, we commenced a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to purchase a portion of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B at market prices using available balances under our revolving credit facility and available cash balances. During the year ended December 31, 2009, we purchased a total principal amount of $79.7 million and $42.0 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively, under this plan. The total purchase price for the transactions was $68.4 million, resulting in a gain on extinguishment of debt of $50.1 million, net of a write-off of deferred financing fees and discount related to the notes of $1.3 million and $1.9 million, respectively.  Including the amounts purchased during 2008, we have purchased a total notional amount of $147.8 million of such notes for an aggregate purchase price of approximately $80.7 million.

RMM Notes

In connection with the acquisition of RMM as further described in Note 2 – “Acquisitions”, LIN Television issued a $2.0 million unsecured promissory note to McCombs Family Partners, Ltd. (the “LIN-RMM Note”) and a subsidiary of LIN Television also assumed $1.7 million of RMM's existing secured indebtedness to McCombs Family Partners, Ltd. (the “RMM Note”) and a $1.0 million unsecured promissory note to a financial institution (the “RMM Bank Note”).

The following table summarizes the material terms of each of these notes:

	LIN-RMM Note	RMM Note	RMM Bank Note
Final maturity date	1/1/2011	1/1/2012	1/1/2011
Effective interest rate	9.7%	4.0%	9.9%
Payment frequency	Due at maturity	Monthly	Quarterly

Repayment of Principal

The following table summarizes future principal repayments on our debt agreements (in thousands):

	Revolving Facility	Term Loans(1)	6½% Senior Subordinated Notes	6½% Senior Subordinated Notes - Class B	RMM Notes(2)	Total
Final maturity date	11/4/2011	11/4/2011	5/15/2013	5/15/2013	1/1/2012
2010	$-	$15,900	$-	$-	$472	$16,372
2011	204,000	46,075	-	-	3,824	253,899
2012	-	-	-	-	580	580
2013	-	-	275,883	141,316	-	417,199
2014	-	-	-	-	-	-
Total	$204,000	$61,975	$275,883	$141,316	$4,876	$688,050

(1)	The above table excludes any pay-down of our term loans with proceeds from previous asset sales that have not been reinvested within one-year after such sales.
(2)	Debt incurred and assumed upon the acquisition of RMM on October 2, 2009.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	December 31,
	2009	2008
Carrying amount	$682,954	$743,353
Fair value	$616,247	$402,524

Off Balance Sheet Arrangements

GECC Note

We have guaranteed the GECC Note, which is an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9% per annum thereafter. The GECC Note was assumed by our joint venture with NBC Universal in 1998 and in the event of a default and acceleration of the note, our guarantee would require LIN TV to pay any shortfall should the assets of the joint venture be liquidated and not be sufficient to satisfy the principal amount due under the GECC Note. The GECC Note is not LIN TV or LIN Television’s obligation nor the obligation of any of our subsidiaries, GECC has recourse only to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interest in the joint venture, to LIN TV pursuant to its guarantee.  Acceleration of the GECC Note upon an event of default, and GECC’s pursuit of remedies against LIN TV pursuant to the guarantee, could, if they result in material adverse consequences to LIN Television, cause an acceleration of LIN Television’s credit facility and other outstanding indebtedness. For more information about the GECC Note, see the description of the NBC Universal Joint Venture in Item 1. “Business — Joint Venture with NBC Universal” and Item 1A. Risk Factors “The GECC Note could result in significant liabilities, including (i) requiring us to make short term cash payments to the NBC Universal joint venture to fund interest payments, and (ii) potentially giving rise to a change of control under our existing indebtedness, which could cause such indebtedness to become immediately due and payable”,  as well as the description of the GECC Note in Note 14 - "Commitments and Contingencies" to our consolidated financial statements.

Future Program Rights Agreements

We record program rights agreements on our balance sheet on the first broadcast date the programs are available for air. As a result, we have commitments for future program rights agreements not recorded on our balance sheet at December 31, 2009 of $53.7 million, as detailed in Note 14 – “Commitments and Contingencies.”

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

Interest Rate Risk

Our total debt at December 31, 2009 was $683.0 million, including current portion of $16.4 million, of which the senior subordinated notes bear a fixed interest rate and the credit facility bears an interest rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus ½ of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin rate of 3.750% or 2.750% for LIBOR based loans and ABR rate loans, respectively. Our credit facility outstanding balance was $266.0 million as of December 31, 2009.

Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical 1% increase in the floating rate used as the basis for the interest charged on the credit facility as of December 31, 2009 would result in an estimated $2.0 million increase in annualized interest expense assuming a constant balance outstanding of $266.0 million less the notional amount of the declining balances of our term loans covered with an interest rate hedge agreement described below.

During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans (“2006 interest rate hedge”).  To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility, which expires in November 2011. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge liability was $4.2 million at December 31, 2009. This amount will be released into earnings over the life of the 2006 interest rate hedge through periodic interest payments.

Item 8.  Financial Statements and Supplementary Data

See index on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. As permitted by the SEC, we have excluded RMM from our evaluation as of December 31, 2009 because it was acquired by us in a purchase business combination on October 2, 2009. RMM is an operating division of Primeland, Inc., a wholly-owned subsidiary of LIN Television, whose total assets and total revenues represent 1% and 1%, respectively, of our consolidated financial statement amounts as of and for the year ended December 31, 2009. Based on this evaluation, which excludes RMM because it was acquired in a purchase business combination on October 2, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

c) Changes in internal controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Information regarding members of our Board of Directors is contained in our Proxy Statement for the 2010 Annual Meeting of the Stockholders under the caption “Election of Directors” and is incorporated herein by reference. Information regarding our executive officers is contained in our Proxy Statement for the 2010 Annual Meeting of the Stockholders under the caption “Directors and Executive Officers” and is incorporated herein by reference. Information regarding Section 16(a) compliance is contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information regarding our Audit Committee and our Audit Committee Financial Expert is contained in our Proxy Statement for the 2010 Annual Meeting of the Stockholders under the caption “Report of the Audit Committee of our Board of Directors” and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item is contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Report of the Compensation Committee of our Board of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which is incorporated by reference in this document.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item about our securities authorized for issuance under equity compensation plans as of December 31, 2009 is included in Part I, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K. All other information required by this item is contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management”, which is incorporated by reference in this document.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The response to this item is contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions”, which is incorporated by reference in this document.

Item 14.  Principal Accounting Fees and Services

The response to this item is contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm Fees and Other Matters”, which is incorporated by reference in this document.

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
10.4*
LIN TV Corp. (formerly known as Ranger Equity Holdings Corporation) 1998 Stock Option Plan (filed as Exhibit 10.26 to our Annual Report on Form 10-K of LIN Holdings Corp. and LIN Television Corporation for the fiscal year ended December 31, 1998 (File No. 333-54003-06) and incorporated by reference herein)

10.5*
LIN TV Corp. Amended and Restated 2002 Stock Plan, dated as of May 4, 2005 (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed as of May 6, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.6*
First Amendment to the LIN TV Corp. Amended and Restated 2002 Stock Plan, dated as of December 31, 2008 (Filed as Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.7*
LIN Television Corporation Supplemental Benefit Retirement Plan (As Amended and Restated effective December 21, 2004) (Filed as Exhibit 10.38 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.8
Second Amendment to the Supplemental Benefit Retirement Plan of LIN Television and Subsidiary Companies, dated as of December 31, 2008 (Filed as Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.9*
Third Amended and Restated 2002 Non-Employee Director Stock Plan, effective December 1, 2006. (Filed on November 3, 2006 as Appendix A to our Schedule 14A (Proxy Statement) (File No. 001-31311) and incorporated by reference herein)

10.10*
First Amendment to the LIN TV Corp. Third Amended and Restated 2002 Non-Employee Director Stock Plan, dated as of December 23, 2008 (Filed as Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.12*	Form of Employee Grant Option Agreement (Filed as Exhibit 10.19 to our Form 10-K filed as of March 15, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein.)
10.13*	Form of Non-Employee Director Grant Option Agreement (Filed as Exhibit 10.23 to our Form 10-K filed as of March 15, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.14*	Summary of Director Compensation Policies filed as Exhibit 10.14 herein.
10.15*
Form of a Non-qualified Stock Option Letter Agreement (filed as Exhibit 10.6 to our Current Report on Form 8-K filed as of July 6, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.16*	Form of Restricted Stock Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed as of August 16, 2005 (File No. 001-31311) and incorporated by reference herein)
10.17*
Clarification of the Supplemental Benefit Retirement Plan of LIN Television Corporation and subsidiary companies, dated October 29 2009. (Filed as exhibit 10.7 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.18*
Employment Agreement dated November 1, 2006, and made effective as of July 12, 2006, between LIN Television Corporation and Vincent L. Sadusky (Filed as exhibit 10.1 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.19*
Employment Agreement dated February 22, 2007, and made effective as of September 6, 2006, between LIN Television Corporation and Scott M. Blumenthal (Filed as exhibit 10.2 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.20*
Employment Agreement dated February 22, 2007, and made effective as of September 6, 2006, between LIN Television Corporation and Denise M. Parent (Filed as exhibit 10.4 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.21*
Employment Agreement between LIN TV Corp., LIN Television Corporation and Richard Schmaeling dated September 30, 2008, effective as of October 6, 2008. (Filed as exhibit 10.1 to our Current Report on Form 8-K filed as of October 3, 2008 (File Nos.001-31311) and incorporated by reference herein)

10.22*
Employment Agreement between LIN TV Corp., LIN Television Corporation and Robert Richter dated September 30, 2008 effective as of September 10, 2008. (Filed as exhibit 10.22 to our Form 10-K for the fiscal year ended December 31, 2008 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.23*
Employment Agreement between LIN TV Corp., LIN Television Corporation and Nicholas N. Mohamed, dated and effective February 18, 2009. (Filed as exhibit 10.1 to our Current Report on Form 8-K filed as of March 26, 2009 (Files Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.24*
Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Vincent L. Sadusky. (Filed as exhibit 10.1 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.25*
Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Scott M. Blumenthal. (Filed as exhibit 10.2 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.26*
Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Denise M. Parent. (Filed as exhibit 10.3 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.27*
Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Richard Schmaeling. (Filed as exhibit 10.4 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.28*
Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Robert Richter. (Filed as exhibit 10.5 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.29*
Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Nicholas N. Mohamed. (Filed as exhibit 10.6 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.30*	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Vincent L. Sadusky, filed as Exhibit 10.30 herein.
10.31*	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Scott M. Blumenthal, filed as Exhibit 10.31 herein.
10.32*	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Denise M. Parent, filed as Exhibit 10.32 herein.
10.33*	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Richard J. Schmaeling, filed as Exhibit 10.33 herein.

10.34*	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Robert Richter, filed as Exhibit 10.34 herein.
10.35*	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Nicholas N. Mohamed, filed as Exhibit 10.35 herein.
10.36
Amended and Restated Credit Agreement dated as of November 4, 2005 as amended and restated as of July 31, 2009 among LIN Television Corporation, as the Borrower, the lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, as an Issuing Lender and as Swingline Lender J.P. Morgan Securities Inc. and Deutsche Bank Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas, as Syndication Agent and as an Issuing Lender, and Goldman Sachs Credit Partners, L.P., Bank of America, N.A. and Wachovia Bank, National Association, as Documentation Agents and The Bank of Nova Scotia and Suntrust Bank, as Co-Documentation Agents. (Filed as exhibit 99.1 to our Current Report on Form 8-K filed as of August 6, 2009 (File Nos. 000-25206 and 001-31311) and incorporated by reference herein.

21	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN TV Corp.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN TV Corp.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation
__________
*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(c)	Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule I — Condensed Financial Information of the Registrant

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN TELEVISION CORPORATION

Date: March 15, 2010                                                                      /s/  Vincent L. Sadusky
Vincent L. Sadusky
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of each of LIN TV Corp. and LIN Television Corporation in the capacities and on the dates indicated.

/s/ VINCENT L. SADUSKY	President, Chief Executive Officer and Director	3/15/2010
Vincent L. Sadusky

/s/ RICHARD J. SCHMAELING	Senior Vice President, Chief Financial Officer	3/15/2010
Richard Schmaeling	(Principal Financial Officer)

/s/ NICHOLAS N. MOHAMED	Vice President, Controller	3/15/2010
Nicholas N. Mohamed	(Principal Accounting Officer)

/s/ WILLIAM S. BANOWSKY, JR.	Director	3/15/2010
William S. Banowsky, JR.

/s/ DR. WILLIAM H. CUNNINGHAM	Director	3/15/2010
Dr. William H. Cunningham

/s/ DOUGLAS W. MCCORMICK	Chairman of the Board	3/15/2010
Douglas W. McCormick

/s/ MICHAEL A. PAUSIC	Director	3/15/2010
Michael A. Pausic

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LIN TV Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LIN TV Corp. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded RMM from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company in a purchase business combination on October 2, 2009. We have also excluded RMM from our audit of internal control over financial reporting. RMM is an operating division of Primeland, Inc., a wholly owned subsidiary of LIN Television Corporation, whose total assets and total revenues represent 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 15, 2010

Part I. Financial Information
Item 1. Consolidated Financial Statements

LIN TV Corp.
Consolidated Balance Sheets
	December 31,
	2009	2008
ASSETS	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$11,105	$20,106
Restricted cash	2,000	-
Accounts receivable, less allowance for doubtful accounts (2009 - $2,272; 2008 - $2,761)	73,948	68,277
Program rights	2,126	3,311
Assets held for sale	-	430
Other current assets	6,402	5,045
Total current assets	95,581	97,169
Property and equipment, net	165,061	180,679
Deferred financing costs	8,389	8,511
Program rights	1,400	3,422
Goodwill	117,259	117,159
Broadcast licenses and other intangible assets, net	398,877	430,142
Assets held for sale	-	8,872
Other assets	3,936	6,640
Total assets	$790,503	$852,594

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$16,372	$15,900
Accounts payable	6,556	7,988
Accrued expenses	41,916	56,701
Program obligations	10,319	10,109
Liabilities held for sale	-	429
Total current liabilities	75,163	91,127
Long-term debt, excluding current portion	666,582	727,453
Deferred income taxes, net	162,025	141,702
Program obligations	2,092	5,336
Liabilities held for sale	-	343
Other liabilities	53,795	68,883
Total liabilities	959,657	1,034,844

Stockholders' Deficit:
Class A common stock, $0.01 par value, 100,000,000 shares authorized,
Issued: 30,270,167 and 29,733,672 shares at December 31, 2009 and 2008, respectively
Outstanding: 29,397,349 and 27,927,244 shares at December 31, 2009 and 2008, respectively	294	294
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at December 31, 2009 and 2008, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at December 31, 2009 and 2008 issued and outstanding; convertible into an equal number of shares of Class A common stock	-	-
Treasury stock, 872,818 and 1,806,428 shares of Class A common stock at December 31, 2009 and 2008, respectively, at cost	(7,869)	(18,005)
Additional paid-in capital	1,104,161	1,101,919
Accumulated deficit	(1,238,058)	(1,239,090)
Accumulated other comprehensive loss	(27,917)	(34,634)
Total stockholders' deficit	(169,154)	(189,281)
Noncontrolling interest	-	7,031
Total deficit	(169,154)	(182,250)
Total liabilities, preferred stock and stockholders’ deficit	$790,503	$852,594
The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.
Consolidated Statements of Operations
	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Net revenues	$339,474	$399,814	$395,910

Operating costs and expenses:
Direct operating	106,611	118,483	116,611
Selling, general and administrative	102,923	115,287	114,741
Amortization of program rights	24,631	23,946	24,646
Corporate	18,090	20,340	21,706
Depreciation	30,365	29,713	30,847
Amortization of intangible assets	649	264	2,049
Impairment of goodwill, broadcast licenses and broadcast equipment	39,894	1,029,238	-
Restructuring charge (benefit)	498	12,902	(74)
(Gain) loss from asset dispositions	(6,300)	2,062	(24,973)
Operating income (loss)	22,113	(952,421)	110,357

Other (income) expense:
Interest expense, net	44,286	54,635	64,249
Share of loss (income) in equity investments	6,128	52,703	(2,091)
(Gain) loss on derivative instruments	(208)	(105)	223
(Gain) loss on extinguishment of debt	(50,149)	(8,822)	855
Other, net	(1,344)	1,720	366
Total other (income) expense, net	(1,287)	100,131	63,602

Income (loss) from continuing operations before provision for (benefit from) income taxes	23,400	(1,052,552)	46,755
Provision for (benefit from) income taxes	13,841	(222,165)	18,212
Income (loss) from continuing operations	9,559	(830,387)	28,543
Discontinued operations:
(Loss) income from discontinued operations, net of gain from the sale of discontinued operations of $11 in 2009, and net of (benefit from) provision for income taxes of $(628), $296 and $(3,308) for the year ended December 31, 2009, 2008 and 2007, respectively	(446)	23	2,973
Gain from the sale of discontinued operations, net of provision for income taxes of $2,619 for the year ended December 31, 2007	-	-	22,166
Net income (loss)	$9,113	$(830,364)	$53,682
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.19	$(16.33)	$0.57
(Loss) income from discontinued operations, net of tax	(0.01)	-	0.06
Gain from the sale of discontinued operations, net of tax	-	-	0.44
Net income (loss)	$0.18	$(16.33)	$1.07

Weighted - average number of common shares outstanding used in calculating basic income (loss) per common share	51,464	50,865	50,468

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.19	$(16.33)	$0.56
(Loss) income from discontinued operations, net of tax	(0.01)	-	0.05
Gain from the sale of discontinued operations, net of tax	-	-	0.40
Net income (loss)	$0.18	$(16.33)	$1.01

Weighted - average number of common shares outstanding used in calculating diluted income (loss) per common share	51,499	50,865	55,370
The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)
(in thousands, except share data)

	Total Equity (Deficit)	Common Stock						Treasury Stock (at cost)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)	Noncontrolling Interest	Comprehensive Income (Loss)
		Class A		Class B		Class C
		Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2006	$599,034	29,053,302	$290	23,502,059	$235	2	$-	$(18,005)	$1,087,396	$(462,408)	$(18,787)	$588,721	$10,313
Amortization of prior service cost, net of tax of $49	76	-	-	-	-	-	-	-	-	-	76	76	-	$76
Amortization of net loss, net of tax of $3,665	5,642	-	-	-	-	-	-	-	-	-	5,642	5,642	-	5,642
Unrealized loss on cash flow hedges, net of tax of $970	(1,503)	-	-	-	-	-	-	-	-	-	(1,503)	(1,503)	-	(1,503)
Recognition of accumulated benefit obligation for discontinued operations	419	-	-	-	-	-	-	-	-	-	419	419	-	419
Exercises of stock under employee compensation plans	2,064	182,452	2	-	-	-	-	-	2,062	-	-	2,064	-
Tax benefit from stock exercises	778	-	-	-	-	-	-	-	778	-	-	778	-
Stock-based compensation, continuing operations	6,171	2,287	-	-	-	-	-	-	6,171	-	-	6,171	-
Restricted shares cancelled	-	(107,868)	-	-	-	-	-	-	-	-	-	-	-
Stock-based compensation, discontinued operations	48	-	-	-	-	-	-	-	48	-	-	48	-
Net income (loss)	52,415	-	-	-	-	-	-	-	-	53,682	-	53,682	(1,267)	53,682
Comprehensive income - 2007														$58,316
Balance at December 31, 2007	665,144	29,130,173	$292	23,502,059	$235	2	$-	$(18,005)	$1,096,455	$(408,726)	$(14,153)	$656,098	$9,046
Amortization of prior service cost, net of tax of $49	76	-	-	-	-	-	-	-	-	-	76	76	-	76
Amortization of net loss, net of tax of $12,595	(18,935)	-	-	-	-	-	-	-	-	-	(18,935)	(18,935)	-	(18,935)
Unrealized loss on cash flow hedges, net of tax of $1,076	(1,622)	-	-	-	-	-	-	-	-	-	(1,622)	(1,622)	-	(1,622)
Exercises of stock under employee compensation plans	1,303	261,703	2	-	-	-	-	-	1,301	-	-	1,303	-
Tax provision from stock exercises	(361)		-	-	-	-	-	-	(361)	-	-	(361)	-
Stock-based compensation, continuing operations	4,514	437,337	-	-	-	-	-	-	4,514	-	-	4,514	-
Restricted shares cancelled	-	(95,541)	-	-	-	-	-	-	-	-	-	-	-
Stock-based compensation, discontinued operations	10	-	-	-	-	-	-	-	10	-	-	10	-
Net loss	(832,379)	-	-	-	-	-	-	-	-	(830,364)	-	(830,364)	(2,015)	(830,364)
Comprehensive loss - 2008														$(850,845)
Balance at December 31, 2008	(182,250)	29,733,672	$294	23,502,059	$235	2	$-	$(18,005)	$1,101,919	$(1,239,090)	$(34,634)	$(189,281)	$7,031
Amortization of prior service cost, net of tax of $184	283	-	-	-	-	-	-	-	-	-	283	283	-	283
Amortization of net loss, net of tax of $3,593	5,208	-	-	-	-	-	-	-	-	-	5,208	5,208	-	5,208
Pension tax liability, net of tax	(20)	-	-	-	-	-	-	-	-	-	(20)	(20)	-	(20)
Unrealized gain on cash flow hedges, net of tax of $858	1,246	-	-	-	-	-	-	-	-	-	1,246	1,246	-	1,246
Issuance of treasury stock (See Note 2 - "Acquisitions")	2,055	-	-	-	-	-	-	2,055	-	-	-	2,055	-
Loss on issuance of treasury stock	-	-	-	-	-	-	-	8,081	-	(8,081)	-	-	-
Tax provision from stock exercises	(171)	-	-	-	-	-	-	-	(171)	-	-	(171)	-
Stock-based compensation	2,413	591,500	-	-	-	-	-	-	2,413	-	-	2,413	-
Restricted shares cancelled	-	(55,005)	-	-	-	-	-	-	-	-	-	-	-
Distribution to minority shareholders	(2,644)	-	-	-	-	-	-	-	-	-	-	-	(2,644)
Net income (loss)	4,726	-	-	-	-	-	-	-	-	9,113	-	9,113	(4,387)	9,113
Comprehensive income - 2009														$15,830
Balance at December 31, 2009	$(169,154)	30,270,167	$294	23,502,059	$235	2	$-	$(7,869)	$1,104,161	$(1,238,058)	$(27,917)	$(169,154)	$-

The accompanying notes are an integral part of the consolidated financial statements

LIN TV Corp.
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:	(in thousands)
Net income (loss)	$9,113	$(830,364)	$53,682
Loss (income) from discontinued operations	446	(23)	(2,973)
Gain from sale of discontinued operations	-	-	(22,166)

Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	30,365	29,713	30,847
Amortization of intangible assets	649	264	2,049
Impairment of goodwill, broadcast licenses and broadcast equipment	39,894	1,029,238	-
Amortization of financing costs and note discounts	4,273	5,860	8,608
Amortization of program rights	24,631	23,946	24,646
Program payments	(25,005)	(26,854)	(27,604)
(Gain) loss on extinguishment of debt	(50,149)	(8,822)	855
(Gain) loss on derivative investments	(208)	(105)	223
Share of loss (income) in equity investments	6,128	52,703	(2,091)
Deferred income taxes, net	18,274	(235,856)	18,875
Stock-based compensation	2,413	4,523	5,859
(Gain) loss from asset dispositions	(6,300)	2,062	(24,973)
Other, net	(159)	(2,636)	1,282
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(3,857)	21,304	1,927
Other assets	1,169	4,405	1,842
Accounts payable	(2,839)	(3,427)	3,327
Accrued interest expense	(918)	(483)	(126)
Other liabilities and accrued expenses	(20,573)	19,587	(18,582)
Net cash provided by operating activities, continuing operations	27,347	85,035	55,507
Net cash used in operating activities, discontinued operations	(101)	(1,239)	(12,791)
Net cash provided by operating activities	27,246	83,796	42,716

INVESTING ACTIVITIES:
Capital expenditures	(10,247)	(28,537)	(25,290)
Cash paid for broadcast licenses	(7,561)	-	-
Payments for business combinations, net of cash acquired	(1,236)	-	(52,250)
Change in restricted cash	(2,000)	-	-
Distributions from equity investments	-	2,649	3,113
Proceeds from sale of other operating assets and 700 MHz licenses	783	-	39,250
Other investments, net	-	2,167	(620)
Net cash used in investing activities, continuing operations	(20,261)	(23,721)	(35,797)
Net cash provided by (used in) investing activities, discontinued operations	5,875	(734)	138,844
Net cash (used in) provided by investing activities	(14,386)	(24,455)	103,047

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock based compensation	-	1,301	2,064
Proceeds from borrowings on long-term debt	91,000	165,000	60,000
Principal payments on long-term debt	(106,379)	(244,335)	(180,125)
Payments of long-term debt financing costs	(3,838)	(1,232)	-
Net cash used in financing activities, continuing operations	(19,217)	(79,266)	(118,061)
Net cash used in financing activities, discontinued operations	(2,644)	-	-
Net cash used in financing activities	(21,861)	(79,266)	(118,061)
Net (decrease) increase in cash and cash equivalents	(9,001)	(19,925)	27,702
Cash and cash equivalents at the beginning of the period	20,106	40,031	12,329
Cash and cash equivalents at the end of the period	$11,105	$20,106	$40,031
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

We guarantee substantially all of LIN Television’s debt. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee the Company’s Senior Credit Facility, 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B on a joint-and-several basis.

Our consolidated financial statements reflect the operations of the Puerto Rico stations and the operations, assets and liabilities of Banks Broadcasting, Inc. (“Banks Broadcasting”) as discontinued for all periods presented. The assets and liabilities of Banks Broadcasting are shown as discontinued effective September 30, 2007 and our Puerto Rico stations were sold in 2007 (See Note 3 — “Discontinued Operations” for further discussion of our discontinued operations.)

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. Our significant accounting policies are described below.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Financial Condition

We have experienced significant operating losses since our inception and we have a stockholders’ deficit as of December 31, 2009.  The economic downturn and credit crisis had a significant impact on the demand for advertising within the markets in which our stations operate. Based on our projections for 2010, which we believe use reasonable assumptions regarding the current economic environment, we estimate that cash flows from our operations, together with cash available under our revolving credit facility, will be sufficient to fund our cash requirements over the next 12 months, including scheduled interest and required principal payments on our outstanding indebtedness and planned capital expenditures and projected working capital needs.  In addition, based on our projections, we believe that we will remain in compliance with the financial covenants in our credit agreement over the next four quarters.  We cannot assure, however, that our projections will be realized and actual results may differ materially.

Our operating plan for the next 12 months requires that we generate cash from operations, utilize available borrowings, and make certain repayments of indebtedness, including mandatory repayments of term loans under our credit facility. Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) we generate from our operations.  During the six months ended June 30, 2009, we experienced declines in revenues compared to the same periods in 2008, which were in excess of our original 2009 plan.  As a result, and to address continued compliance with the financial covenants in our credit agreement, on July 31, 2009 we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, and banks and financial institutions party thereto. Our ability to sustain compliance with the Amended Credit Agreement requires, during 2010, a reduction in our consolidated leverage ratio and our consolidated senior leverage ratio, and an increase in our consolidated interest coverage ratio, as more fully described in Note 7 – “Debt”.

Our joint venture with NBC Universal has been adversely impacted by the current economic downturn.  The joint venture distributed no cash to NBC Universal and us during the year ended December 31, 2009 and used approximately $14.9 million of the existing debt service cash reserves, leaving approximately $0.2 million available.

In light of the adverse effect of the economic downturn on the joint venture’s operating results, in 2009 we entered into the Original Shortfall Funding Agreement with NBC Universal, which provided that: a) we and NBC waived the requirement that the joint venture maintain debt service reserve cash balances of at least $15 million; b) the joint venture would use a portion of its existing debt service reserve cash balances to fund interest payments in 2009; c) NBC agreed to defer its receipt of 2008 and 2009 management fees; and d) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2010, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.  As of March 15, 2010, we have not yet provided any funding under the Original Shortfall Funding Agreement.

Because of anticipated future shortfalls at the joint venture, on March 9, 2010, NBC Universal and we entered into the 2010 Shortfall Funding Agreement covering the period through April 1, 2011.  Under the terms of the 2010 Shortfall Funding Agreement: a) the joint venture may continue to access any portion of its existing debt service reserve cash balances to fund interest payments; b) NBC will continue to defer the payment of 2008 and 2009 management fees and defer payment of 2010 management fees through March 31, 2011; and c) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.

As of December 31, 2009, we have accrued $6.0 million for our probable and estimable obligations under these agreements, and due to uncertainity surrounding the joint venture's ability to repay the shortfall loans, concurrent with the recognition of these liabilities we have impaired the loans, resulting in a $6.0 million charge recognized in share of loss (income) in equity investments in our consolidated statement of operations for the year ended December 31, 2009. For further details on the timing of debt service shortfalls and our recognition of liabilities under both the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement see Note 14 – “Commitments and Contingencies”.

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

Our 50 percent interest in the Banks Broadcasting joint venture was consolidated in our financial statements effective March 31, 2004 because we were the primary beneficiary of this variable interest entity (see Note 3 – “Discontinued Operations” for further discussion of Banks Broadcasting).

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

Cash and cash equivalents

Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. Our excess cash is invested primarily in short-term U.S. Government securities and money market funds. We had no material losses on our cash or cash equivalents during fiscal 2009. All available cash is on deposit with banking institutions that we believe to be financially sound. We maintain a $2.0 million compensating balance related to a line of credit with one of our creditors, which has been classified as restricted cash in our consolidated balance sheet.

Property and equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, an average of 30 to 40 years for buildings and fixtures, and 3 to 15 years for broadcast and other equipment. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is included in consolidated net income or loss. Expenditures for maintenance and repairs, including expenditures for planned major maintenance activities, are expensed as incurred.  We review our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Nonmonetary exchanges

We exchange productive assets, such as broadcast equipment, with third parties through nonmonetary exchanges. We recognize gains or losses on nonmonetary exchanges in an amount equal to the difference between the fair value of the assets received and the fair value of the assets surrendered.

Equity investments

Equity investments that we do not have a controlling interest in are accounted for using the equity method. Our share of the net loss or income for these investments, including any equity investment impairments, is included in share of loss (income) from equity investments on our consolidated statement of operations. We review our interest in our equity investments for impairment if there is a series of operating losses or other factors that may indicate that there is a decrease in the value of our investment that is other than temporary.

Revenue recognition

We recognize advertising and other program-related revenue during the period in which advertising or programs are aired on our television stations or carried by our Internet web sites or the web sites of our advertiser network. We recognize retransmission consent fees in the period in which these services are performed.

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

	Year Ended December 31,
	2009	2008	2007
Barter revenue	$4,777	$4,812	$8,047
Barter expense	(4,932)	(5,016)	(7,667)
	$(155)	$(204)	$380

Advertising expense

Advertising costs are expensed as incurred. We incurred advertising costs in the amounts of $3.2 million, $5.5 million and $6.1 million in the years ended December 31, 2009, 2008 and 2007, respectively.

Intangible assets

Intangible assets primarily include broadcast licenses, network affiliations, customer relationships, acquired internal use software, non-compete agreements and goodwill.

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

We test the impairment of goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the station and prevailing values in the markets for broadcasting properties. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing a hypothetical purchase price allocation, using the station’s fair value (as determined in step one) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recognized in an amount equal to that excess, but not more than the carrying value of the goodwill. An impairment assessment could be triggered by a significant reduction, or a forecast of such reductions, in operating results or cash flows at one or more of our television stations, a significant adverse change in the national or local advertising marketplaces in which our television stations operate, or by adverse changes to Federal Communications Commission (“FCC”) ownership rules, among other factors.  We recorded impairment charges during 2009 and 2008, which are more fully described in Note 6 - "Intangible Assets".

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

If the projected future net revenues associated with a program are less than the current carrying value of the program rights (i.e. due to poor ratings), we would be required to write-down the program rights assets to equal the amount of projected future net revenues. If the actual usage of the program rights is on a more accelerated basis than straight-line over the life of the contract, we would be required to write-down the program rights to equal the lesser of the amount of projected future net revenues or the average revenue per run multiplied by the number of remaining runs.  We recorded no impairments to our program rights during 2009, 2008 or 2007.

Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement.

Stock-based compensation

At December 31, 2009, we have three stock-based employee compensation plans, which are described more fully in Note 8 – “Stock-Based Compensation”. We estimate the fair value of stock-based awards using a Black-Scholes valuation model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the option’s expected life, the price volatility of the underlying stock and the number of stock-based awards that are expected to be forfeited. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Price volatility is based on historical trends for our class A common stock and the common stock of peer group companies engaged in the broadcasting business. Expected forfeitures are estimated using our historical experience. If future changes in estimates differ significantly from our current estimates, our future stock-based compensation expense and results of operations could be materially impacted.

The following table presents the stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2009	2008	2007
Direct operating	$308	$536	$653
Selling, general and administrative	586	1,057	1,348
Corporate	1,519	2,930	3,858
Stock-based compensation expense before tax	2,413	4,523	5,859
Income tax benefit (at 35% statutory rate)	(845)	(1,583)	(2,051)
Net stock-based compensation expense	$1,568	$2,940	$3,808

Income taxes

Deferred income taxes are recognized based on temporary differences between the financial statement and the tax basis of assets and liabilities using statutory tax rates in effect in the years in which the temporary differences are expected to reverse. A valuation allowance is applied against net deferred tax assets if it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized. When accounting for uncertainty in income taxes we follow the prescribed recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely than not to be sustained upon examination by taxing authorities.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

Concentration of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade receivables. Concentration of credit risk with respect to cash and cash equivalents and investments are limited as we maintain primary banking relationships with only large nationally recognized institutions. We evaluated the viability of these institutions as of December 31, 2009 and we believe our risk is minimal. Credit risk with respect to trade receivables is limited, as the trade receivables are primarily related to advertising revenues generated from a large diversified group of local and nationally recognized advertisers and advertising agencies. We do not require collateral or other security against trade receivable balances, however, we do maintain reserves for potential bad debt losses, which are based on historical bad debt write-offs, and such reserves and bad debts have been within management’s expectations for all years presented.

Additionally, management performs a quarterly assessment of the critical terms of the interest rate hedge including, among other matters, an assessment of the counterparties’ creditworthiness.  Based on our assessment at December 31, 2009, we do not believe there is a significant risk associated with the creditworthiness of our interest rate hedge counterparty.

If we incur additional indebtedness or amend or replace our current indebtedness, current volatility within the credit markets may impact our ability to refinance our debt or to refinance our debt on terms similar to our existing debt agreements.

Income (loss) per share

Basic income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the number of weighted-average outstanding shares of common stock. For the year ended December 31, 2008, because we incurred a net loss, there was no difference between basic and diluted income per share.  As a result of the net loss, all potential common shares from the exercise of stock options, the vesting of restricted stock and the potential common shares from the assumed conversion of the contingently convertible debt were anti-dilutive.

The following is a reconciliation of income available to common shareholders from continuing operations and weighted-average common shares outstanding for purposes of calculating basic and diluted income per common share (in thousands):

	Year Ended December 31,
	2009	2007
Numerator for income per common share calculation:
Income available to common shareholders from continuing operations, basic	$9,559	$28,543
Interest expense on contingently convertible debt, net of tax	-	2,060
Derivative gain, net of tax	-	145
Income available to common shareholders from continuing operations, diluted	9,559	30,748
(Loss) income available to common shareholders from discontinued operations, basic and diluted	(446)	25,139
Net income available to common shareholders	$9,113	$55,887

Denominator for income per common share calculation:
Weighted-average common shares, basic	51,464	50,468
Effect of dilutive securities:
Stock options and restricted stock	24	1,549
Contingent shares related to RMM (see Note 2 – “Acquisitions”)	11	-
Contingent convertible debt	-	3,353
Weighted-average common shares, diluted	51,499	55,370

Fair value of financial instruments

Certain financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value. For certain financial assets and liabilities recorded at fair value on a recurring basis we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  For more information on our assets and liabilities measured at fair value using the prescribed three level fair value hierarchy see Note 9 - "Fair Value Measurement".

Derivative financial instruments

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

Retirement plans

We have a defined benefit retirement plan covering certain of our employees. Our pension benefit obligations and related costs are calculated using prescribed actuarial concepts.  Additionally, we record the unfunded status of our plan on our consolidated balance sheet.

Recently issued accounting pronouncements

In December 2009, the FASB issued ASU 2009-17 “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”).  ASU 2009-17 is effective for interim and annual reporting periods beginning after November 15, 2009.  ASU 2009-17 amends the Codification to include the amendments prescribed by Financial Accounting Standard (“FAS”) 167, “Amendments to FASB Interpretation No. 46(R)”, which amends certain guidance in FIN 46(R) to eliminate the exemption for special purpose entities, require a new qualitative approach for determining who should consolidate a variable interest entity and change the requirement for when to reassess who should consolidate a variable interest entity. We adopted ASU 2009-17 effective January 1, 2010, and it did not have a material impact on our financial position or results of operations.

In December 2009, the FASB issued ASU 2009-15 “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” (“ASU 2009-15”). ASU 2009-15 is effective for interim and annual reporting periods beginning after November 15, 2009 and must be applied to transfers occurring on or after the effective date.  ASU 2009-15 amends the Codification to include the amendments prescribed by FAS 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”, which clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. We adopted FAS 166 effective January 1, 2010, and it did not have a material impact on our financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASC 605-25”). ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. ASC 605-25 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. We plan to adopt ASC 605-25 effective January 1, 2011, and we do not expect it to have a material impact on our financial position or results of operations.

In August 2009, the FASB issued ASU 2009-05 “Measuring Liabilities at Fair Value” (“ASC 820-10”). ASC 820-10 is effective for the first reporting period, including interim periods, beginning after issuance. ASC 820-10 clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. ASC 820-10 became effective for us on October 1, 2009.  We adopted ASC 820-10 effective September 30, 2009, and it did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued ASC 825-10, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”), which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  The adoption of ASC 825-10 had no impact on our financial position or results of operations.

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

Effective January 1, 2009, the Company adopted ASC 805-10, “Business Combinations” (“ASC 805-10”). ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We have applied the provisions of ASC 805-10 to our acquisition of RMM and the appropriate disclosures are included in Note 2 – “Acquisitions”.

In December 2008, the FASB issued ASC 715-10, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“ASC 715-20”). ASC 715-20 is effective for fiscal years ending after December 15, 2009. ASC 715-20 increases disclosure requirements related to an employer’s defined benefit pension or other postretirement plans.  We adopted the provisions of ASC 715-10 by including the required additional financial statement disclosures as of December 31, 2009 in Note 11 – “Retirement Plans”.  The adoption of ASC 715-10 had no impact on our financial position or results of operations.

In November 2008, the FASB issued ASC 605-25, “Revenue Arrangements with Multiple Deliverables” (“ASC 605-25”). ASC 605-25 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 31, 2009 and shall be applied on a prospective basis.  Earlier application is permitted as of the beginning of a fiscal year. ASC 605-25 addresses some aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We plan to adopt these aspects of ASC-605-25 effective January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations

Note 2 — Acquisitions

RMM

On October 2, 2009, we acquired Red McCombs Media, LP ("RMM"), an online advertising and media services company based in Austin, Texas. The acquisition provides us with a national interactive footprint and significantly expands our multi-platform offerings by providing national online advertising and enhanced services, including targeted display, rich media, video advertising, custom-built vertical channels, search engine marketing, search engine optimization, and mobile marketing. The acquisition was effected through the merger of RMM with and into Primeland Television, Inc., a wholly owned subsidiary of LIN Television, which subsequently changed its name to Primeland, Inc. ("Primeland").

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the acquisition:

Current assets	$1,852
Non-current assets	6,812
Goodwill	2,773
Current liabilities	(1,855)
Long-term debt assumed	(2,739)
Total	$6,843

Cash consideration	$1,236
Equity consideration	2,056
Long-term note to sellers	1,957
Equity value shortfall amount	1,594
Total contributed capital	$6,843

As part of the merger consideration, we issued 933,610 shares of class A common stock, from shares held within treasury, to the former owners of RMM.  The class A common stock was issued in a private placement transaction that was exempt from registration under the Securities Act of 1933, as amended. The number of shares of class A common stock issued by us to the sellers is subject to adjustment in the event that the value of the equity consideration is less than $4.5 million as of the six month anniversary of the acquisition.  If the value of our class A common stock as of the six-month anniversary of the acquisition is less than $4.5 million (such difference, the “Equity Value Shortfall Amount”), we are obligated, at our option to: a) issue to the sellers a number of additional shares of our class A common stock having a value as of the six-month anniversary of the acquisition, equal to the Equity Value Shortfall Amount; b) make a cash payment to the sellers in an amount equal to the Equity Value Shortfall Amount; or c) satisfy the Equity Value Shortfall Amount through any combination of the foregoing we determine appropriate.  In the event that we choose to issue additional shares of our class A common stock to the sellers to satisfy all or a portion of the Equity Value Shortfall Amount, a final adjustment will be made at the twelve month anniversary of the acquisition. In the event that the value of such shares as of the 12-month anniversary of the acquisition is less than or exceeds the Equity Value Shortfall Amount by at least $0.25 per share, we are required to make a cash payment to the sellers or the sellers are required to return shares to us.  The merger consideration is also subject to customary adjustments for working capital and indemnification for claims against RMM related to the period prior to the merger.

As of the acquisition date, we classified the Equity Value Shortfall Amount as a current liability, and estimated the fair value to be $1.6 million, which is based on an option pricing model reflecting our assumptions about the value that market participants would place on this liability. Since October 2, 2009, the value of our class A common stock has increased, and as a result the fair value of the Equity Value Shortfall Amount has decreased to $0.6 million as of December 31, 2009. Therefore, we recorded a gain in other, net of $1.0 million in our consolidated statement of operations for the year ended December 31, 2009. Under the terms of the merger agreement, our actual liability could range from zero to $4.5 million, depending on the fair value of our class A common stock as of the six month and twelve month anniversary dates of the acquisition of April 2, 2010 and October 2, 2010, respectively.

In connection with the acquisition, we recognized $2.8 million of goodwill, all of which is amortizable for tax purposes. The goodwill primarily represents synergies between us and RMM that we expect to benefit from as a result of expanded distribution channels provided by RMM’s broad advertising network. Additionally, we recognized $6.6 million of other finite-lived intangible assets, all of which are amortizable for tax purposes, and are primarily comprised of advertiser relationships, completed technology and management non-compete agreements.

Additionally, in connection with the acquisition we entered into an incentive compensation arrangement with certain key members of management.  The arrangement provides payments to those employees based on the EBITDA generated by RMM during 2012.  Our liability under this arrangement could range from zero to $24.0 million, and is payable in 2013.

The following summarizes the activity in acquisition related restructuring liabilities for the year ended December 31, 2009 and 2008 (in thousands):

	Acquisition Date	Balance as of December 31, 2008	Year Ended December 31, 2009		Balance as of December 31, 2009
			Payments	Additions
Stations acquired from Emmis	November 30, 2005	$3,605	$(1,197)	$-	$2,408

	Acquisition Date	Balance as of December 31, 2007	Year Ended December 31, 2008			Balance as of December 31, 2008
			Payments	Adjustments
Acquisition of Sunrise Television Corp.	May 2, 2002	$40	$17	$(23	) (1)	$-
Stations acquired from Viacom	March 31, 2005	86	87	1		-
Stations acquired from Emmis	November 30, 2005	4,644	1,039	-		3,605
Station acquired from Raycom	February 22, 2007	446	357	(89	) (2)	-
		$5,216	$1,500	$(111)		$3,605

(1)	Adjustment for retirement benefits owed in connection with the Sunrise Television Corp. acquisition.
(2)	Adjustment to final payout of contract related to master control automation system related to KASA-TV.

Note 3 — Discontinued Operations

Our consolidated financial statements reflect the operations of the Puerto Rico stations and the operations, assets and liabilities of the Banks Broadcasting joint venture as discontinued for all periods presented.

Out-of-Period Adjustment

We discovered during the preparation of our 2007 financial statements a $3.1 million deferred tax liability, relating to an asset that had been fully-impaired for the six months ended June 30, 2006, had not been removed from our deferred tax liabilities as of June 30, 2006 nor was the benefit realized in our earnings for the six months ended June 30, 2006. The original asset to which the deferred tax liability related was a fair value adjustment of $7.7 million initially recorded at March 31, 2004, when we consolidated the broadcast licenses of Banks Broadcasting because we were the primary beneficiary of this variable interest entity.

We concluded that the effect of this $3.1 million adjustment was not material to the prior year. Accordingly, the 2006 financial statements were not revised. Instead, this adjustment of $3.1 million was recorded to the income (loss) from discontinued operations for the year ended December 31, 2007, since we reflected the operations of Banks Broadcasting as discontinued operations effective with the filing of our Form 10-Q for the period ended September 30, 2007.

Banks Broadcasting

On April 23, 2009, the Banks Broadcasting joint venture completed the sale of KNIN-TV, a CW affiliate in Boise, for $6.6 million to Journal Broadcast Corporation. As a result of the sale we received, on the basis of our economic interest in Banks Broadcasting, a distribution of $2.6 million during the year ended December 31, 2009. The operating loss for the year ended December 31, 2009 includes an impairment charge of $1.9 million to reduce the carrying value of broadcast licenses to fair value based on the final sale price of KNIN-TV of $6.6 million. Net loss included within discontinued operations for the year ended December 31, 2009 reflects our 50% share of net losses of the Banks Broadcasting joint venture, net of taxes, through the April 23, 2009 disposal date.

Following the sale of KNIN-TV on April 23, 2009, substantially all of the assets of the Banks Broadcasting joint venture had been liquidated.

During the years ended December 31, 2008 and 2007, Banks Broadcasting distributed $2.5 million and $2.0 million, respectively, in cash to us and we provided no capital contributions to Banks Broadcasting during the years ended December 31, 2009, 2008 and 2007.  In March 2008, Banks Broadcasting sold certain of its 700 MHz spectrum licenses for $2.0 million in cash with a related gain of $1.4 million. Additionally, in July 2007, Banks Broadcasting sold the operating assets, including the broadcast license, of KSCW-TV, a CW affiliate in Wichita, to Sunflower Broadcasting, Inc. for $6.8 million of which $5.4 million was paid in cash at the closing and the remaining $1.4 million was held in escrow and released in July 2008.  Our consolidated operating results for the third quarter of 2007 included a $0.5 million loss from the sale of KSCW-TV, net of an income tax benefit of $0.4 million.

Puerto Rico Operations (WAPA-TV, WJPX-TV and WAPA America)

On March 30, 2007, we sold our Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash and we recorded a gain on the sale of $22.7 million, net of income tax benefit, in our 2007 operating results.

The following presents summarized information for the discontinued operations as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
	Banks Broadcasting	Banks Broadcasting	Puerto Rico	Banks Broadcasting	Total
Net revenues	$823	$2,911	$9,868	$4,523	$14,391
Operating (loss) income	$(3,141)	$736	$(1,094)	$1,702	$608
Net (loss) income	$(446)	$23	$(368)	$3,341	$2,973

Note 4 — Investments

Joint Venture with NBC Universal

We own a 20.38 percent interest in Station Venture Holdings, LLC (“SVH”), a joint venture with NBC Universal, and account for our interest using the equity method as we do not have a controlling interest. SVH wholly owns Station Venture Operations, LP (“SVO”), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture. The following presents the summarized financial information of SVH (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cash distributions to SVH from SVO(1)	$51,071	$79,144	$80,298
Income to SVH from SVO	$31,100	$64,101	$76,800
Other expense, net (primarily interest on the GECC note)(2)	$(66,146)	$(66,146)	$(66,146)
Net (loss) income of SVH	$(35,034)	$(1,874)	$11,386
Cash distributions from SVH to us	$-	$2,649	$2,344

	December 31,
	2009	2008
Cash and cash equivalents	$223	$15,104
Non-current assets	$195,287	$215,258
Current liabilities	$544	$362
Non-current liabilities (2)	$815,500	$815,500

(1)	Cash distributions from equity investments include proceeds of $12.6 million from the sale of broadcast towers for the year ended December 31, 2008.
(2)	See Note 14 - "Commitments and Contingencies" for further description of the General Electric Capital Corporation ("GECC") Note and LIN TV's guarantee of the GECC Note.

During the year ended December 31, 2009, we did not recognize our 20.38 percent share of SVH’s net loss, because the investment was written down to zero during the year ended December 31, 2008 as described below, and accordingly we suspended recognition of equity method gains and losses.

During the year ended December 31, 2009, we recognized a contingent liability of $6.0 million based on our estimate of amounts that we expect to loan to the SVH joint venture pursuant to the Original and 2010 Shortfall Funding Agreements with NBC Universal, as discussed further in Note 14 – “Commitments and Contingencies”.  Because of uncertainty surrounding the joint venture’s ability to repay the shortfall loan, we concluded the loan was fully impaired during 2009.  Accordingly, we recognized a charge of $6.0 million, which has been classified as share of loss (income) in equity investments during the year ended December 31, 2009 to reflect the impairment of the loan. As of March 15, 2010, we have not yet provided any funding under these agreements.  However, as of March 15, 2010, this $6.0 million liability continues to reflect our best estimate of probable obligations under the Original Shortfall Funding Agreement and 2010 Shortfall Funding Agreement.

During the fourth quarter of 2008, due to the continued decline in operating profits of this joint venture, we determined that there was an other-than-temporary impairment in our investment in the joint venture with NBC Universal.  As a result, and in the absence of the ability to recover our carrying amount of the investment, we recorded a loss of $53.6 million to write-off our equity investment in the joint venture, which is included in the share of loss (income) in equity investment in our consolidated statement of operations.

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

The following presents the summarized financial information of the WAND(TV) Partnership (in thousands):

Nine Months Ended November 1, 2007 (Date of Sale)

Net revenues	$4,503
Operating income	$358
Net loss	$(307)
Cash distributions to us	$700

Note 5 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2009	2008
Land and land improvements	$16,075	$16,075
Buildings and fixtures	131,424	129,302
Broadcast equipment and other	252,597	249,989
Total property and equipment	400,096	395,366
Less accumulated depreciation	(235,035)	(214,687)
Property and equipment, net	$165,061	$180,679

We recorded depreciation expense of $30.4 million, $29.7 million and $30.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Under a Federal Communications Commission (“FCC”) order, we have been exchanging spectrum with Sprint Nextel, which has been used primarily to send news feeds via microwave back to the television studios and to send broadcast feeds to television transmission and tower sites, for new microwave digital equipment.  During the years ended December 31, 2009, 2008 and 2007, we received $5.5 million, $4.6 million and $1.6 million, respectively, of equipment pursuant to this exchange.  Additionally, during 2009, 2008 and 2007 we recognized a gain of $6.4 million, $0.9 million and zero related to this equipment, which is recorded in (gain) loss from asset dispositions in our consolidated statement of operations.

During 2008, we recorded a charge of $8.7 million for the write-off of certain broadcast assets that have become obsolete as a result of the DTV transition.  The charge has been recorded in impairment of goodwill, broadcast licenses and broadcast equipment in our consolidated statement of operations.

Note 6 — Intangible Assets

The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	Weighted Average Remaining Useful Life (in years)
		December 31,
		2009	2008
Finite-Lived Intangible Assets:
LMA purchase options(1)	-	$64	$64
Network affiliations(1)	-	1,753	1,753
Customer relationships	7	2,489	-
Non-compete agreements	5	1,588	-
Internal use software	7	1,863	-
Other intangible assets	13	6,646	5,979
Accumulated amortization		(7,327)	(6,678)
Net finite-lived intangible assets		$7,076	$1,118

Indefinite-Lived Intangible Assets:
Broadcast licenses		$391,801	$429,024
Goodwill		117,259	117,159
		$509,060	$546,183
Summary:
Goodwill		$117,259	$117,159
Broadcast licenses and finite-lived intangible assets, net		398,877	430,142
Total intangible assets		$516,136	$547,301

(1)	These assets are fully amortized and therefore have no remaining useful life.

We recorded amortization expense of $0.6 million, $0.3 million and $2.0 million for the years ended December 31, 2009, 2008 and 2007. We recorded an impairment of our indefinite-lived intangible assets of $39.9 million and $1.0 billion for the years ended December 31, 2009 and 2008.

The following table summarizes the projected aggregate amortization expense for the next five years and thereafter (in thousands):

	Year Ended December 31,
	2010	2011	2012	2013	2014	Thereafter	Total

Amortization expense	$1,583	$1,102	$988	$986	$932	$1,485	$7,076

We recorded an impairment charge of $39.9 million during the second quarter of 2009 that included an impairment to the carrying values of our broadcast licenses of $37.2 million, relating to 26 of our television stations; and an impairment to the carrying values of our goodwill of $2.7 million, relating to two of our television stations. We tested our indefinite-lived intangible assets for impairment at June 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. The need for an impairment analysis at June 30, 2009 was triggered by the continued decline in advertising revenue at certain of our stations in excess of our original plan, due to the ongoing effects of the economic downturn, that resulted in downward adjustments to their respective forecasts. There were no additional impairment charges recorded as of September 30, 2009 or December 31, 2009.

We recorded an impairment charge of $297.0 million during the second quarter of 2008 that included an impairment to the carrying values of our broadcast licenses of $185.7 million, relating to 19 of our television stations; and an impairment to the carrying values of our goodwill of $111.3 million, relating to 8 of our television stations. We tested our indefinite-lived intangible assets for impairment at June 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. These events included: a) the continued decline of the price of our class A common stock; b) the decline in the current selling prices of television stations; c) the lower growth in advertising revenues; and d) the decline in the operating profit margins of some of our stations.

We recorded an additional impairment charge in the fourth quarter of 2008 of $723.5 million, including a goodwill impairment charge of $309.6 million, relating to 8 of our television stations and to the goodwill related to the NBC Universal joint venture, and an impairment charge to the carrying value of  our broadcast licenses of $413.9 million, relating to 26 of our television stations. This was due to the continued economic recession that started in December 2007 and the resulting decline in advertising revenues.

There were no events during 2007 to warrant the performance of an interim impairment test of our indefinite-lived intangible assets.  Additionally, there was no impairment charge recorded as of December 31, 2007.

The changes in the carrying amount of goodwill for the year ended December 31, 2009 and 2008, respectively, are as follows (in thousands):

	December 31,
	2009	2008

Goodwill	$666,812	$664,103
Accumulated impairment losses	(549,653)	(128,685)
Balance as of January 1, 2009 and 2008, respectively	117,159	535,418

Additions	2,773	-
Tax adjustments	-	2,709
Impairments	(2,673)	(420,968)

Goodwill	669,585	666,812
Accumulated impairment losses	(552,326)	(549,653)
Balance as of December 31, 2009 and 2008, respectively	$117,259	$117,159

The values of our goodwill and broadcast licenses measured at fair value on a nonrecurring basis during the year ended December 31, 2009 are as follows using the three-level fair value hierarchy established by FAS 157:

	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

Broadcast licenses	$-	$-	$391,801
Goodwill	$-	$-	$117,259

Note 7 — Long-term Debt

Debt consisted of the following (in thousands):

	December 31,
	2009	2008
Credit Facility:
Revolving credit loans	$204,000	$135,000
Term loans	61,975	77,875
6½% Senior Subordinated Notes due 2013	275,883	355,583
$141,316 and $183,285, 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $4,965 and $8,390 at December 31, 2009 and 2008, respectively	136,351	174,895
$2,157 LIN-RMM Note, net of discount of $160	1,997	-
$1,598 RMM Note, net of premium of $112	1,710	-
$1,121 RMM Bank Note, net of discount of $83	1,038	-
Total debt	682,954	743,353
Less current portion	16,372	15,900
Total long-term debt	$666,582	$727,453

During the period January 1, 2009 to July 31, 2009, prior to the execution of the Amended Credit Agreement, borrowings under our credit facility bore an interest rate based on, at our option, either a) the LIBOR interest rate, or b) an interest rate that is equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus ½ of 1 percent. In addition, the rate we selected also bore an applicable margin rate of 0.625% to 1.500%, depending on us achieving certain financial ratios. The unused portion of the revolving credit facility was subject to a commitment fee of 0.25% to 0.50% depending on us achieving certain financial ratios.

Amended Credit Agreement

On July 31, 2009, we entered into the Amended Credit Agreement, which provided that our aggregate revolving credit commitments remained at $225.0 million and our outstanding term loans remained at $69.9 million (as of July 31, 2009). The terms of the Amended Credit Agreement include, but are not limited to, modifications to certain financial covenants, including our consolidated leverage ratio, consolidated interest coverage ratio and consolidated senior leverage ratio, a general tightening of the exceptions to our negative covenants (principally by means of reducing the types and amounts of permitted transactions), an increase in the interest rates and fees payable with respect to borrowings under the Amended Credit Agreement, and the inclusion of certain collateral-related provisions, principally relating to the provision of account control agreements and mortgages with respect to certain real property that we own. Certain revised financial condition covenants, and other key terms, are as follows:

	Prior	As Amended
Consolidated Leverage Ratio:
July 1, 2009 through September 30, 2009	7.00x	9.00x
October 1, 2009 to December 31, 2009	7.00x	10.50x
January 1, 2010 through March 31, 2010	6.50x	10.00x
April 1, 2010 through June 30, 2010	6.50x	9.00x
July 1, 2010 through September 30, 2010	6.00x	7.50x
October 1, 2010 and thereafter	6.00x	6.00x

Consolidated Interest Coverage Ratio:
July 1, 2009 through September 30, 2009	2.00x	1.75x
October 1, 2009 through December 31, 2009	2.00x	1.50x
January 1, 2010 through June 30, 2010	2.25x	1.75x
July 1, 2010 through September 30, 2010	2.25x	2.00x
October 1, 2010 and thereafter	2.25x	2.25x

Consolidated Senior Leverage Ratio:
July 1, 2009 through September 30, 2009	3.50x	3.75x
October 1, 2009 through December 31, 2009	3.50x	4.25x
January 1, 2010 through March 31, 2010	3.50x	4.00x
April 1, 2010 through June 30, 2010	3.50x	3.75x
July 1, 2010 through September 30, 2010	3.50x	3.00x
October 1, 2010 and thereafter	3.50x	2.25x

Interest rate on borrowings	LIBOR + 150bps*	LIBOR + 375bps

* At consolidated leverage of 7x or greater.

The Amended Credit Agreement revises the calculation of Consolidated Total Debt used in our consolidated leverage ratios to exclude the netting of cash and cash equivalents against total debt.

The credit facility permits us to prepay loans and to permanently reduce the revolving credit commitments, in whole or in part, at any time. We repaid $15.9 million of the term loans during 2009, all of which related to mandatory quarterly amortization payments.

On an annual basis following the delivery of our year-end financial statements, the Amended Credit Agreement requires mandatory prepayments of principal of the term loans, as well as a permanent reduction in revolving credit commitments, based on a computation of excess cash flow for the preceding fiscal year, as more fully set forth in the Amended Credit Agreement. In addition, the Amended Credit Agreement restricts the use of proceeds from asset sales or from the issuance of debt (with the result that such proceeds, subject to certain exceptions, must be used for mandatory prepayments of principal and permanent reductions in revolving credit commitments), and includes a cash ceiling, which requires that LIN Television utilize unrestricted cash and cash equivalent balances in excess of $12.5 million to prepay principal amounts outstanding, but not permanently reduce capacity, under our revolving credit facility.

Borrowings under our credit facility bear an interest rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus ½ of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin rate of 3.750% or 2.750% for LIBOR based loans and ABR rate loans, respectively. Lastly, the unused portion of the revolving credit facility is subject to a commitment fee of 0.750% depending on our consolidated leverage ratio.

Our revolving credit facility may be used for working capital and general corporate purposes. For example, during the year ended December 31, 2009, we used $66 million under this facility to purchase a portion of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B and we used approximately $12 million under this facility to partially fund interest payments related to these remaining outstanding notes.

The following table summarizes certain key terms of our credit facility (in thousands):

	Credit Facility
	Revolving Facility	Term Loans
Final maturity date	11/4/2011	11/4/2011
Available balance at December 31, 2009 (1)	$21,000	$-
Average rates as of December 31, 2009:
Interest rate (2)	0.35%	0.26%
Applicable margin (3)	3.75%	3.75%
Total	4.10%	4.01%

(1)	As of March 15, 2010, the unused balance of the revolving credit facility was $34.0 million.
(2)	Weighted average rate for loans outstanding as of December 31, 2009.
(3)	The outstanding loans as of December 31, 2009 include LIBOR based loans, which have an applicable margin of 3.75%.

We are required, under the terms of the credit facility, to comply with specified financial ratio covenants, including maximum leverage ratios and a minimum interest coverage ratio.  As of December 31, 2009, we were in compliance with all of the covenants under our credit facility.

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

During 2008, we commenced a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to purchase a portion of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B at market prices using available balances under our revolving credit facility and available cash balances. During the year ended December 31, 2009, we purchased a total principal amount of $79.7 million and $42.0 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively, under this plan. The total purchase price for the transactions was $68.4 million, resulting in a gain on extinguishment of debt of $50.1 million, net of a write-off of deferred financing fees and discount related to the notes of $1.3 million and $1.9 million, respectively.  Including the amounts purchased during 2008, we have purchased a total notional amount of $147.8 million of such notes for an aggregate purchase price of approximately $80.7 million.

RMM Notes

In connection with the acquisition of RMM as further described in Note 2 – “Acquisitions”, LIN Television issued a $2.0 million unsecured promissory note to McCombs Family Partners, Ltd. (the “LIN-RMM Note”), and a subsidiary of LIN Television also assumed $1.7 million of RMM's existing secured indebtedness to McCombs Family Partners, Ltd. (the “RMM Note”) and a $1.0 million unsecured promissory note to a financial institution (the “RMM Bank Note”).

The following table summarizes the material terms of each of these notes:

	LIN-RMM Note	RMM Note	RMM Bank Note
Final maturity date	1/1/2011	1/1/2012	1/1/2011
Effective interest rate	9.7%	4.0%	9.9%
Payment frequency	Due at maturity	Monthly	Quarterly

Repayment of Principal

The following table summarizes future principal repayments on our debt agreements (in thousands):

	Revolving Facility	Term Loans(1)	6½% Senior Subordinated Notes	6½% Senior Subordinated Notes - Class B	RMM Notes(2)	Total
Final maturity date	11/4/2011	11/4/2011	5/15/2013	5/15/2013	1/1/2012
2010	$-	$15,900	$-	$-	$472	$16,372
2011	204,000	46,075	-	-	3,824	253,899
2012	-	-	-	-	580	580
2013	-	-	275,883	141,316	-	417,199
2014	-	-	-	-	-	-
Total	$204,000	$61,975	$275,883	$141,316	$4,876	$688,050

(1)	The above table excludes any pay-down of our term loans with proceeds from previous asset sales that have not been reinvested within one-year after such sales.
(2)	Debt incurred and assumed upon the acquisition of RMM on October 2, 2009.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	December 31,
	2009	2008
Carrying amount	$682,954	$743,353
Fair value	$616,247	$402,524

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

The following table presents the stock-based compensation expense included in our consolidated statements of operations as follows (in thousands):

	For Year Ended December 31,
	2009	2008	2007
Employee stock purchase plans	$-	$19	$(36)
Employee stock option plans	1,130	3,111	3,834
Restricted stock unit awards	634	1,384	2,374
Modifications to stock option agreements	649	9	(313)
Share-based compensation expense before tax	2,413	4,523	5,859
Income tax benefit (at 35% statutory rate)	(845)	(1,583)	(2,051)
Net stock-based compensation expense	$1,568	$2,940	$3,808

We recognized stock-based compensation expense (income) related to modifications to our stock option agreements of $0.6 million, $9 thousand and $(0.3) million for the years ended December 31, 2009, 2008 and 2007, respectively. The modifications impacted 257 employees in 2009 and 11 employees in each of 2008 and 2007.  We expect to record an additional $1.5 million of expense related to the modification completed during 2009 over the remaining vesting period of the new grants.  We expect no further charges for the modifications prior to 2009.  These modifications related to the following:

•
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

•
Under our 1998 plan certain employee option agreements were eligible for make-whole payments when these employees exercised their options and the market price of our class A common stock was below $1.00. We recorded stock-based compensation expense (income) of $9 thousand and $(0.3) million related to this modification for the years ended December 31, 2008 and 2007, respectively. We made payments to employees that related to this provision of $0.4 million and $0.2 million for the years ended December 31, 2008 and 2007.

We did not capitalize any stock-based compensation for the years ended December 31, 2009, 2008 and 2007.

We have not yet recognized compensation expense relating to our unvested employee stock options and stock awards of $7.8 million in the aggregate, which will be recognized over a weighted-average future period of approximately 1.62 to 3.45 years.

During the year ended December 31, 2009, we received no proceeds from the exercise of stock options.

Stock Option Plans

Options granted under the stock option plans generally vest over a three or four-year service period, using the graded vesting attribution method. Options expire ten years from the date of grant. We issue new shares of our class A common stock when options are exercised. There were 6,655,000 shares authorized for grant under the various Option Plans and 1,382,000 shares available for future grant as of December 31, 2009. Both the shares authorized and shares available exclude 1,553,000 shares under the 1998 Stock Plan, which we do not intend to re-grant and consider unavailable for future grants.

The following table provides additional information regarding our Option Plans for the year ended December 31, 2009 as follows (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price Per Share
Outstanding at the beginning of the year	3,291	$10.07
Granted during the year	3,732	2.36
Exercised or converted during the year	-	-
Forfeited during the year	(3,303)	10.04
Outstanding at the end of the year	3,720	$2.36
Exercisable or convertible at the end of the year	250
Total intrinsic value of options exercised	$-
Total fair value of options vested during the year	$-
Total fair value of options granted during the year	$8,820

The following table summarizes information about our Option Plans at December 31, 2009 (in thousands, except per share data):

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.59 to $2.07	3,059	9.4	$1.97	-	$-
$2.08 to $4.03	65	9.8	4.03	-	-
$4.04 to $8.65	596	10.0	4.19	250	8.65
	3,720		$2.37	250	$8.65

Weighted average remaining contractual life		9.5
Aggregate intrinsic value		$7,796			$6,813

The intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing price as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options and immediately sold their shares on that date. We estimate the fair value of stock options, when new options are granted or when existing option grants are modified, using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant or modification, based on a single employee group and the graded vesting approach, using the following assumptions:

	2009	2008	2007
Expected term(1)	4 to 5 years	5 to 6 years	5 to 7 years
Expected volatility (2)	67% to 87%	40% to 41%	26% to 32%
Expected dividends	$ 0.00	$ 0.00	$ 0.00
Risk-free rate (3)	0.4% to 3.6%	1.2% to 3.7%	3.3% to 5.1%

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

Restricted Stock Awards

We granted 591,500 and 437,000 shares of restricted stock to employees and directors for the years ended December 31, 2009 and 2008, respectively. We granted no restricted stock awards during 2007. Stock granted to directors in lieu of director fees are immediately vested. As of December 31, 2009, 1,053,000 shares of restricted stock were unvested.

The following table provides additional information regarding the restricted stock awards for the year ended December 31, 2009 (in thousands, except per share data):

	Shares	Weighted Average Fair Value
Unvested at the beginning of the year	749	$8.02
Granted during the year	591	4.19
Vested during the year	(232)	9.20
Forfeited during the year	(55)	8.65
Unvested at the end of the year	1,053	$5.57
Total fair value of awards vested during the year	$566

The following table provides further information for both our restricted stock and stock option awards (in thousands):

	Year Ended December 31,
	2009	2008	2007
Total fair value of awards granted	$11,295	$3,028	$16,429
Total intrinsic value of awards exercised	$-	$106	$202
Total fair value of awards vested	$566	$1,969	$9,401

Note 9 — Fair Value Measurement

We record the fair value of certain financial assets and liabilities on a recurring basis.  The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the prescribed three-level fair value hierarchy as of December 31, 2009 and 2008 (in thousands):

	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2009:
Assets:
Deferred compensation related investments	$1,369	$-	$-	$1,369

Liabilities:
Interest rate hedge	$-	$4,181	$-	$4,181
Deferred compensation related liabilities	$1,369	$-	$-	$1,369
Equity value shortfall amount	$-	$-	$627	$627
2008:
Assets:
Deferred compensation related investments	$3,917	$-	$-	$3,917

Liabilities:
Interest rate hedge	$-	$6,493	$-	$6,493
Deferred compensation related liabilities	$3,917	$-	$-	$3,917

The following table details the change in fair value of our Level 3 liability for the year ended December 31, 2009:

Equity Value Shortfall Amount
Balance as of October 2, 2009	$1,594
Unrealized gain from the change in fair value	(967)
Balance as of December 31, 2009	$627

The fair value of interest rate hedge is determined based on the present value of future cash flows using observable inputs, including interest rates associated with a similar financial instrument using a series of three-month LIBOR-based loans through November 4, 2011.  With respect to the deferred compensation plan, the fair value of deferred compensation is determined based on the fair value of the investments selected by employees.

The fair value of the Equity Value Shortfall Amount, described further in Note 2 –“Acquisitions” is determined based on an option pricing model reflecting our assumptions about the value that market participants would place on this liability.  As of the October 2, 2009 acquisition date of RMM, the estimated fair value was $1.6 million.  Since October 2, 2009, the value of our class A common stock has increased and as a result the fair value of the Equity Value Shortfall Amount has decreased to $0.6 million as of December 31, 2009. Therefore, we recorded a gain in other, net of $1.0 million in our consolidated statement of operations for the year ended December 31, 2009.

During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans (“2006 interest rate hedge”). The interest payments under our credit facility term loans are based on LIBOR plus an applicable margin rate. To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge liability was $4.2 million and $6.5 million at December 31, 2009 and 2008, respectively. This amount will be released into earnings over the life of the 2006 interest rate hedge through periodic interest payments.  We have recognized a gain of $0.2 million and a loss of $(0.3) million for ineffectiveness during the years ended December 31, 2009 and December 31, 2008 respectively, related to this hedge in (gain) loss on derivative instruments in our consolidated statement of operations.

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

The following table summarizes our derivative activity (in thousands):

	(Gain) Loss on Derivative Instruments			Comprehensive Gain (Loss), Net of Tax
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Mark-to-Market Adjustments on:
2.5% Exchangeable Senior Subordinated Debentures	$-	$(375)	$223	$-	$-	$-
2006 interest rate hedge	(208)	270	-	1,246	(1,622)	(1,503)
Total	$(208)	$(105)	$223	$1,246	$(1,622)	$(1,503)

The following table summarizes the balances for our derivative liability included in other liabilities in our consolidated balance sheet (in thousands):

	December 31,
	2009	2008
2006 interest rate hedge	$4,181	$6,493

Note 10 – Accumulated Other Comprehensive Loss

The balance of related after-tax components comprising accumulated other comprehensive loss are summarized below (in thousands):

	December 31,
	2009	2008
Pension tax liability	$(5,760)	$(5,740)
Pension net loss	(19,641)	(24,849)
Pension prior service costs	-	(283)
Unrealized loss on derivatives	(2,516)	(3,762)
Accumulated other comprehensive loss	$(27,917)	$(34,634)

Note 11 — Retirement Plans

401(k) Plan

We have historically provided a defined contribution plan (“401(k) Plan”) for almost all of our employees. We have historically made contributions to the 401(k) Plan on behalf of employee groups that were not covered by our defined benefit retirement plan matching 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. Contributions made by us vest in 20% annual increments until the employee is 100% vested after five years. We contributed $0.5 million, $2.8 million and $2.7 million to the 401(k) Plan in the years ended December 31, 2009, 2008 and 2007, respectively. We suspended our contributions to our 401(k) Plan during 2009.  Effective January 1, 2010, we resumed company contributions to the 401(k) Plan, which will provide a 3% non-elective contribution to all eligible employees.

Retirement Plan

We have historically provided a defined benefit retirement plan to our employees who did not receive matching contributions from our Company to their 401(k) Plan accounts. Our defined benefit plan is a non-contributory plan under which we may make contributions either to: a) traditional plan participants based on periodic actuarial valuations, which are expensed over the expected average remaining service lives of current employees; or b) cash balance plan participants based on 5% of each participant’s eligible compensation.

Effective April 1, 2009, this plan was frozen and we do not expect to make additional benefit accruals to this plan.  As a result of this action, during the year ended December 31, 2009, we recorded a net curtailment gain that included a $0.4 million charge related to prior service cost and a gain to our projected benefit obligation of $4.0 million as a result of the reduction of future compensation increases.

We contributed $0.6 million to our pension plan during December 31, 2009 and $3.0 million in each of years ended December 31, 2008 and 2007. We anticipate contributing approximately $3.1 million to our pension plan in 2010 although we currently have no minimum funding requirements as defined by ERISA and federal tax laws.

We record the under-funded status of our defined benefit plan as a liability. The plan assets and benefit obligations of our defined benefit plan are recorded at fair value as of December 31, 2009.

Information regarding the change in the projected benefit obligation, the accumulated benefit obligation and the change in the fair value of plan assets, are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$110,179	$104,185	$106,507
Service cost	385	2,254	2,244
Interest cost	6,353	6,403	6,038
Actuarial loss (gain)	867	1,278	(6,505)
Benefits paid	(5,322)	(3,941)	(4,099)
Curtailment	(4,045)	-	-
Projected benefit obligation, end of period	$108,417	$110,179	$104,185
Accumulated benefit obligation	$108,417	$104,988	$98,847

Change in plan assets
Fair value of plan assets, beginning of period	$61,482	$86,080	$79,190
Actual return (loss) on plan assets	12,049	(23,669)	7,828
Employer contributions	588	3,012	3,161
Benefits paid	(5,322)	(3,941)	(4,099)
Fair value of plan assets, end of period	$68,797	$61,482	$86,080

Unfunded status of the plan	$(39,620)	$(48,697)	$(18,105)
Total amount recognized as accrued benefit liability	$(39,620)	$(48,697)	$(18,105)

The following table includes the pension-related accounts recognized on the balance sheets and the components of accumulated other comprehensive loss related to the net periodic pension benefit costs as follows (in thousands):

	December 31,
	2009	2008

Other accrued expenses (current)	$(385)	$(415)
Other liabilities (long-term)	(39,235)	(48,282)
Total amount recognized as accrued pension benefit liability	$(39,620)	$(48,697)
Accumulated other comprehensive loss:
Net loss, net of tax benefit of $12,838 and $16,431 for the years ended December 31, 2009 and 2008, respectively	$19,641	$24,849
Prior service costs, net of tax benefit $184 for the year ended December 31, 2008	-	283
Pension tax liability	5,760	5,740
Accumulated other comprehensive loss related to net periodic pension benefit cost	$25,401	$30,872

The total net loss of $19.6 million, which is net of tax, relates to deferred actuarial losses from changes in discount rates, differences between actual and assumed asset returns and differences between actual and assumed demographic experience (rates of compensation increases, rates of turnover, retirement rates and mortality rates). During the year ended December 31, 2009, as a result of the curtailment of our plan, we recognized the remaining prior service cost balance of $0.4 million, before taxes, in accumulated other comprehensive income as a component of our net periodic pension cost. During 2010, we expect to amortize net losses of $0.4 million, which are included in the accumulated other comprehensive loss, net of tax, at December 31, 2009.

Components of net periodic pension benefit cost were (in thousands):

	Year Ended December 31,
	2009	2008	2007
Service cost	$385	$2,254	$2,244
Interest cost	6,353	6,403	6,038
Expected return on plan assets	(6,610)	(6,823)	(6,220)
Amortization of prior service cost	31	123	123
Amortization of net loss	165	243	1,182
Curtailment	438	-	-
Net periodic benefit cost	$762	$2,200	$3,367

Our expected future pension benefit payments for the next 10 years are as follows (in thousands):

For Years Ended December 31,
2010	$5,145
2011	$5,029
2012	$5,006
2013	$5,194
2014	$5,546
2015 through 2019	$31,796

Weighted-average assumptions used to estimate our pension benefit obligations and to determine our net periodic pension benefit cost, and the actual long-term rate-of-return on plan assets are as follows:

	Year Ended December 31,
	2009	2008	2007
Discount rate used to estimate our pension benefit obligation	5.75%	6.00%	6.25%
Discount rate used to determine net periodic pension benefit	6.00%-7.25%	6.25%	5.75%
Rate of compensation increase	4.50%	4.50%	4.50%
Expected long-term rate-of-return plan assets	8.25%	8.25%	8.25%
Actual long-term rate-of-return on plan assets	20.4%	(27.6)%	9.90%

We used the Citigroup Pension Discount Curve to aid in the selection of our discount rate, which we believe reflects the weighted rate of a theoretical high quality bond portfolio consistent with the duration of the cash flows related to our pension liability.

We considered the current levels of expected returns on a risk-free investment, the historical levels of risk premium associated with each of our pension asset classes, the expected future returns for each of our pension asset classes and then weighted each asset class based on our pension plan asset allocation to derive an expected long-term return on pension plan assets.  During the year ended December 31, 2009, our actual long-term rate of return on plan assets was 20.4%.

As a result of the plan freeze during 2009, we have no further service cost or amortization of prior service cost related to the plan. In addition, because the plan is now frozen and participants became inactive during 2009, the net losses related to the plan included in accumulated other comprehensive income will now be amortized over the average remaining life expectancy of the inactive participants instead of average remaining service period.

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

	Target Allocation	Percentage of Plan Assets at December 31,
Asset Category	2009	2009	2008
Equity securities	70%	78%	57%
Debt securities	30%	22%	43%
	100%	100%	100%

Our actual allocation of plan assets for 2009 is not in range of our target allocation in an effort to realize potential gains associated with the equity market rebound.  During late 2009, our Retirement Committee decided to set the target allocation at 60% equity securities and 40% debt securities.  Beginning in 2010, on a quarterly basis, the funds in our plan will be rebalanced in line with this new allocation.  We continue to monitor the performance of these funds and anticipate the allocation moving in line with the target as the economic outlook stabilizes.

The following table summarizes our pension plan assets measured at fair value using the three-level fair value hierarchy established by ASC 157 as of December 31, 2009 and 2008 (in thousands):

	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 2)	(Level 3)	Total
December 31, 2009:
Guaranteed deposit account	$-	$5,094	$5,094
U.S. stock funds	34,959	-	34,959
International stock funds	8,608	-	8,608
U.S. bond funds	20,136	-	20,136
Total	$63,703	$5,094	$68,797

December 31, 2008:
Guaranteed deposit account	$-	$190	$190
U.S. stock funds	29,171	-	29,171
International stock funds	5,669	-	5,669
U.S. bond funds	26,451	-	26,451
Total	$61,291	$190	$61,481

The guaranteed deposit is invested primarily in publicly traded and privately placed debt securities and mortgage loans.  Fair value is calculated by discounting the expected future investment cash flow from both investment income and repayment of principal for each investment purchased directly for the guaranteed deposit fund. The U.S. and International stock funds and U.S. bond funds consist of various funds that are valued at the net asset value of units held by the plan at year-end as determined by the custodian, based on fair value of the underlying securities.  These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future values.  Furthermore, while we believe these valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in different fair value measurement at the reporting date.

The following table details the change in fair value of the Level 3 investments for the years ended December 31, 2009 and 2008:

Guaranteed Deposit Account
Balance as of December 31, 2007	$1,168
Interest income	56
Purchases, sales, issuances and settlements (net)	(1,034)
Balance as of December 31, 2008	190
Interest income	85
Purchases, sales, issuances and settlements (net)	4,819
Balance as of December 31, 2009	$5,094

Note 12 — Restructuring

During the second quarter of 2009, we recorded a restructuring charge of $0.5 million as a result of the consolidation of certain activities at our stations which resulted in the termination of 28 employees.  We made cash payments of $0.5 million during the year ended December 31, 2009 related to this restructuring.

During 2008, we effected a restructuring that included a workforce reduction and the cancellation of certain syndicated television program contracts.  The total charge for the plan was $12.9 million, including $4.3 million for a workforce reduction of 144 employees and $8.6 million for the cancellation of the contracts.  We made cash payments of $9.0 million during the year ended December 31, 2009 related to these restructuring activities.  Cumulatively under the plan, we have made payments of $12.6 million through December 31, 2009. As of December 31, 2009, we had $0.3 million in accrued expenses and accounts payable in the consolidated balance sheet for this restructuring and expect to make cash payments of $0.3 million during 2010 and thereafter.

During the year ended December 31, 2007, we recorded $0.3 million for temporary labor costs and made cash payments of approximately $4.3 million for severance and contractual costs related to a restructuring plan initiated in 2006.

The activity for these restructuring charges are as follows (in thousands):

	Balance as of December 31, 2007	Year Ended December 31, 2008		Balance as of December 31, 2008	Year Ended December 31, 2009		Balance as of December 31, 2009
		Charges	Payments		Charges	Payments
Severance and related	$-	$4,322	$829	$3,493	$(498)	$3,991	$-
Contractual and other	57	8,580	2,769	5,868	-	5,509	359
Total	$57	$12,902	$3,598	$9,361	$(498)	$9,500	$359

Note 13 — Related Party Transactions

Centennial Cable of Puerto Rico.  Centennial Cable of Puerto Rico, in which HMC had a substantial economic interest, provided our Puerto Rico operations with a barter agreement for advertising and promotional services which are reflected in our consolidated financial statements as discontinued operations for the year ended December 31, 2007.

Note 14 — Commitments and Contingencies

Commitments

We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2017. In addition, we have entered into commitments for future syndicated entertainment and sports programming. Future payments for these non-cancelable operating leases and agreements, and future payments associated with syndicated television programs at December 31, 2009 are as follows (in thousands):

Year	Operating Leases and Agreements	Syndicated Television Programming	Total
2010	$10,840	$25,731	$36,571
2011	5,949	22,029	27,978
2012	5,231	13,713	18,944
2013	2,533	4,604	7,137
2014	760	-	760
Thereafter	360	-	360
Total obligations	25,673	66,077	91,750
Less recorded contracts	-	(12,411)	(12,411)
Future contracts	$25,673	$53,666	$79,339

Rent expense, resulting from operating leases, was $2.1 million for the year ended December 31, 2009, and $2.2 million in each of the years ended December 31, 2008 and 2007.

Contingencies

GECC Note

GECC provided debt financing for a joint venture between NBC Universal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter (the “GECC Note”).  The GECC Note is an obligation of the joint venture. We have a 20% equity interest in the joint venture and NBC Universal has the remaining 80% equity interest, in which we and NBC Universal each have a 50% voting interest.  NBC Universal operates two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement.  NBC Universal and GECC are both majority-owned subsidiaries of General Electric Company.  LIN TV has guaranteed the payment of principal and interest on the GECC Note.

Our joint venture with NBC Universal has been adversely impacted by the current economic downturn.  The joint venture distributed no cash to NBC Universal and us during the year ended December 31, 2009.  Although the joint venture distributed cash to NBC Universal and us in the amount of $13.0 million and $12.0 million for the years ended December 31, 2008 and 2007, respectively, the cash distributions for 2008 included nonrecurring cash proceeds of $12.6 million from the sale of broadcast towers.

In light of the adverse effect of the economic downturn on the joint venture’s operating results, in 2009 we entered into the Original Shortfall Funding Agreement with NBC Universal, which provided that: a) we and NBC waived the requirement that the joint venture maintain debt service reserve cash balances of at least $15 million; b) the joint venture would use a portion of its existing debt service reserve cash balances to fund interest payments in 2009; c) NBC agreed to defer its receipt of 2008 and 2009 management fees; and d) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2010, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.  During the year ended December 31, 2009, the joint venture used approximately $14.9 million of the existing debt service cash reserves, leaving approximately $0.2 million available.  As of March 15, 2010, we have not yet provided any funding under the Original Shortfall Funding Agreement.

Because of anticipated future shortfalls at the joint venture, on March 9, 2010, NBC Universal and we entered into the 2010 Shortfall Funding Agreement covering the period through April 1, 2011.  Under the terms of the 2010 Shortfall Funding Agreement: a) the joint venture may continue to access any portion of its existing debt service reserve cash balances to fund interest payments; b) NBC will continue to defer the payment of 2008 and 2009 management fees and  defer payment of 2010 management fees through March 31, 2011 (payable subject to repayment first of any joint venture shortfall loans); and c) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.

The timing of anticipated debt service shortfalls at the joint venture is affected by the levels of working capital at the stations owned by the joint venture and their anticipated uses of working capital to fund operations and to distribute cash to the joint venture for the purpose of servicing the interest expense on the GECC Note.  We recognize liabilities under the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement when those liabilities become both probable and estimable, which result when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur.

During 2009, joint venture management provided us a revised outlook for 2009 after each quarter end, which, as of September 30, 2009, resulted in an accrual of $2.0 million for our probable and estimable obligations under the Original Shortfall Funding Agreement through the April 1, 2010 expiry of that agreement.  Due to uncertainty surrounding the joint venture’s ability to repay the shortfall loan, we concurrently impaired the loan as of September 30, 2009. Based on our latest estimate of cash flow requirements of the joint venture through April 1, 2010, our share of the estimated shortfall through April 1, 2010 is $3.0 million, of which $2.0 million was accrued as of September 30, 2009. Subsequent to September 30, 2009, we: (a) received the joint venture’s 2010 budget and (b) as noted above, entered into the 2010 Shortfall Funding Agreement to cover debt service shortfalls through April 1, 2011. Based on the 2010 budget provided by the joint venture, and our discussions with the joint venture's management, we believe there will be an additional debt service shortfall at the joint venture from April 2, 2010 through April 1, 2011 of $13.0 million to $15.0 million, of which, our share of the shortfall could be approximately $3.0 million.

As a result, we have accrued our portion of the estimated shortfalls through April 1, 2011, bringing the total accrual for our joint venture shortfall obligations to $6.0 million as of December 31, 2009.  Due to uncertainty surrounding the joint venture’s ability to repay the shortfall loans, we concurrently impaired all accrued loans to the joint venture as of December 31, 2009. As of March 15, 2010, we have not yet provided any funding under either of these agreements. We expect to fund our $3.0 million share of shortfall liabilities under the Original Shortfall Funding Agreement during the first quarter of 2010, and the remaining $3.0 million amount through the period ending April 1, 2011. We do not believe our funding obligations related to the joint venture, if any, beyond April 1, 2011 are currently estimable and probable, therefore, we have not accrued for any potential obligations beyond the $6.0 million discussed above.  However, our actual cash shortfall funding could exceed our estimate.

Our ability to honor our shortfall loan obligations under the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement is subject to compliance with restrictions under our senior credit facility and the indentures governing our senior notes.  Based on the 2010 budget provided by joint venture management, and our forecast of total leverage and consolidated EBITDA during 2010 and 2011, we expect to have the capacity within these restrictions to provide shortfall funding under the 2010 Shortfall Funding Agreement in proportion to our approximately 20 percent economic interest in the joint venture through the April 1, 2011 expiration of the 2010 Shortfall Funding Agreement.  However, there can be no assurance that we will have the capacity to provide such funding.  If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our credit facility. In addition, if the joint venture experiences further cash shortfalls beyond April 1, 2011, we may decide to fund such cash shortfalls, or to fund such shortfalls through further loans or equity contributions to the joint venture. If we are unable to make payments under the Original Shortfall Funding Agreement or the 2010 Shortfall Funding Agreement, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default.

An event of default under the GECC Note will occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due and payable, or to pay the principal amount on the maturity date.  If the joint venture fails to pay interest on the GECC Note, and neither NBC Universal nor we make a shortfall loan to fund the interest payment within 90 days of the date due and payable, an event of default would occur and GECC could accelerate the maturity of the entire amount due under the GECC Note.  Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBC Universal and us.  Upon an event of default under the GECC Note, GECC’s only recourse is to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the GECC Note.

Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined upon occurrence of the following events: a) there is an event of default; b) neither NBC Universal or us remedy the default; and c) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note.  Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between i) the total amount at which the joint venture’s assets were sold and ii) the principal amount and any unpaid interest due under the GECC Note.  As of December 31, 2009, we estimate the fair value of the television stations in the joint venture to be approximately $366 million less than the outstanding balance of the GECC note of $815.5 million.

Although we believe the probability is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note during 2010, there can be no assurances that such an event of default will not occur.  There are no financial or similar covenants in the GECC Note and, since both NBC Universal and we have agreed to fund interest payments through April 1, 2011 if the joint venture is unable to do so, NBC Universal and we are able to control the occurrence of a default under the GECC Note.

If an event of default occurs under the GECC Note, LIN TV, which conducts all of its operations through its subsidiaries, could experience material adverse consequences, including:

•
GECC, after exhausting all remedies against the joint venture, could enforce its rights under the guarantee, which could cause LIN TV to determine that LIN Television should seek to sell material assets owned by it in order to satisfy LIN TV’s obligations under the guarantee;

•
GECC’s initiation of proceedings against LIN TV under the guarantee could result in a change of control or other material adverse consequences to LIN Television, which could cause an acceleration of LIN Television’s credit facility and other outstanding indebtedness; and

•
if the GECC Note is prepaid because of an acceleration on default or otherwise, we would incur a substantial tax liability of approximately $273.6 million related to our deferred gain associated with the formation of the joint venture, exclusive of any potential NOL utilization.

On December 3, 2009, General Electric Corporation (“GE”), which wholly owns GECC, and Comcast Corporation (“Comcast”) announced a definitive agreement to form a joint venture that will be 51 percent owned by Comcast, 49 percent owned by GE and managed by Comcast.  The proposed joint venture will include NBC Universal.  As of March 15, 2010, the proposed transaction is undergoing regulatory review and it is not certain whether or when the transaction will receive the approvals required to close.  Furthermore, assuming the transaction is completed, we cannot predict the effect the joint venture between Comcast and GE may have on our joint venture with NBC Universal.

Litigation

We are currently and from time-to-time involved in litigation incidental to the conduct of our business. In the opinion of our management, such litigation as of December 31, 2009 is not likely to have a material adverse effect on our financial position, results of operations or cash flows.

Note 15 — Income Taxes

The income (loss) before income taxes was solely from domestic operations.  The provision for (benefit from) income taxes consist of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$579	$-	$792
State	452	429	512
	$1,031	$429	$1,304

Deferred:
Federal	$5,588	$(188,386)	$15,098
State	7,222	(34,208)	1,810
	12,810	(222,594)	16,908
	$13,841	$(222,165)	$18,212

The following table reconciles the amount that would be calculated by applying the 35% federal statutory rate to income (loss) before income taxes to the actual provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2009	2008	2007

Provision (benefit) assuming federal statutory rate	$8,190	$(368,394)	$16,357
State taxes, net of federal tax benefit	1,877	(34,923)	2,377
State tax law changes, net of federal tax benefit	3,597	6,195	(451)
Change in valuation allowance	(1,345)	39,036	(418)
Impairment of goodwill	60	135,591	-
Stock compensation	580	-	-
Other	882	330	347
	$13,841	$(222,165)	$18,212

Effective income tax rate on continuing operations	59.2%	21.1%	39.0%

The components of the net deferred tax liability are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax liabilities:
Deferred gain related to equity investment in NBC joint venture	$273,592	$271,279
Property and equipment	15,240	14,781
Noncontrolling interest	-	677
Deferred gain on debt repurchase	18,274	-
Other	5,842	5,828
	$312,948	$292,565

Deferred tax assets:
Net operating loss carryforwards	$(125,123)	$(100,361)
Equity investments	(14,728)	(18,165)
Intangible assets	(20,239)	(30,609)
Other	(41,812)	(54,052)
Valuation allowance	50,979	52,324
	(150,923)	(150,863)
Net deferred tax liabilities	$162,025	$141,702

We maintain a valuation allowance related to our deferred tax asset position when management believes it is more likely than not that the net deferred tax assets will not be realized in the future.  Our valuation allowance was $51.0 million as of December 31, 2009, which represents a decrease of $1.3 million for the year ended December 31, 2009.  This decrease is primarily attributable to additional taxable income generated and corresponding utilization of prior year net operating losses that were subject to a valuation allowance. Components of our valuation allowance were:

·	federal net operating loss carryforwards of $31.4 million;

·	state net operating loss carryforwards of $10.1 million;

·	state deferred tax assets of $0.8 million recorded in connection with the acquisitions of stations in 2005 and 2006; and

·	state deferred tax assets of $8.7 million related to the impairment of the broadcast licenses and goodwill.

At December 31, 2009, we had federal net operating loss carryforwards of approximately $328.6 million that begin to expire in 2021.  Additionally, we had state net operating loss carryforwards that vary by jurisdiction (tax effected, net of federal benefit) of approximately $10.1 million, expiring through 2029.

We recorded no amounts related to uncertain tax positions for the years ended December 31, 2009, 2008 and 2007.  We file a consolidated federal income tax return and we file numerous other consolidated and separate income tax returns in U.S. state jurisdictions.  Tax years 2005-2008 remain open to examination by major taxing jurisdictions.

Note 16 – Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2009	2008

Accrued acquisition costs (See Note 2 – "Acquisitions")	$3,035	$3,605
Accrued barter, net	3,978	4,831
Accrued compensation	7,303	6,614
Accrued contract costs	6,739	7,108
Accrued interest	3,617	4,535
Accrued purchase option (See Note 19 – "Supplemental Disclosure of Cash Flow Information")	-	7,688
Accrued restructuring (See Note 12 – "Restructuring")	359	9,361
Accrued shortfall loan to SVH (See Note 14 – “Commitments and Contingencies”)	6,000	-
Other accrued expenses	10,885	12,959
Total	$41,916	$56,701

Note 17 – Subsequent Events

Joint Venture with NBC Universal:

On March 9, 2010, because of anticipated future debt service shortfalls at the NBC joint venture, NBC Universal and we entered into the 2010 Shortfall Funding Agreement.  For further information on the 2010 Shortfall Funding Agreement see Note 14 – “Commitments and Contingencies”.

Note 18 -Unaudited Quarterly Data

	Quarter Ended
	March 31, 2009		June 30, 2009		September 30, 2009	December 31, 2009

Net revenues	$74,475		$82,517		$81,371	$101,111
Operating income (loss)	4,757		(25,814	)(1)	13,787	29,383	(3)
Income (loss) from continuing operations	25,006		(25,334)		(875)	10,762	(3)
Loss from discontinued operations	(284	) (2)	(162	)(2)	-	-
Net income (loss)	$24,722		$(25,496)		$(875)	$10,762

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.49		$(0.50)		$(0.02)	$0.21
Loss from discontinued operations	(0.01)		-		-	-
Net income (loss)	$0.48		$(0.50)		$(0.02)	$0.21

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.49		$(0.50)		$(0.02)	$0.21
Loss from discontinued operations	(0.01)		-		-	-
Net income (loss)	$0.48		$(0.50)		$(0.02)	$0.21

Weighted - average number of common shares outstanding used in calculating income (loss) per common share:
Basic	51,114		51,128		51,367	52,272
Diluted	51,122		51,128		51,367	53,286

(1)	Includes an impairment charge of $39.9 million, including $37.2 million impairment to the carrying value of our broadcast licenses and $2.7 million impairment to the carrying values of our goodwill.
(2)	Includes the results of operations of Banks Broadcasting.
(3)
Includes an out of period adjustment for a gain on the exchange of equipment of $0.9 million and $0.5 million in operating income and income from continuing operations, respectively, that should have been recorded in third quarter of 2009.  We concluded this amount was immaterial to our financial statements as of September 30, 2009 and have corrected the item as an out of period adjustment.

	Quarter Ended
	March 31, 2008		June 30, 2008		September 30, 2008		December 31, 2008
	(in thousands, except share data)
Net revenues	$93,064		$103,703		$98,804		$104,243
Operating income (loss)	15,574		(269,938	) (1)	24,541		(722,598	) (2)
Income (loss) from continuing operations	875		(215,759)		10,217		(625,720)
Income (loss) from discontinued operations	588	(3)	(208	) (3)	(196	)(3)	(161	) (3)
Net income (loss)	$1,463		$(215,967)		$10,021		$(625,881)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.02		$(4.26)		$0.20		$(12.24)
Income from discontinued operations	0.01		-		-		-
Net income (loss)	$0.03		$(4.26)		$0.20		$(12.24)

Diluted income (loss) per common share:
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

(2)
Includes an impairment charge of $732.2 million, including $413.9 million impairment to the carrying value of our broadcast licenses, $309.6 million impairment to the carrying values of our goodwill and $8.7 million for the write-off of certain broadcast assets that have become obsolete as a result of the DTV transition.

(3)	Includes the result of operations of Banks Broadcasting.

Note 19 — Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cash paid for interest expense	$40,130	$48,777	$55,644
Cash paid for income taxes – continuing operations	$16	$1,152	$862
Cash (refunded from) paid for income taxes – discontinued operations	-	(6)	621
Cash paid for income taxes	$16	$1,146	$1,483
Non-cash investing activities:
Accrual for estimated joint venture loan	$6,000	$-	$-

KNVA-TV:
Fair value of broadcast license acquired	$-	$8,661	$-
Cash paid	-	973	-
Liabilities assumed	$-	$7,688	$-

On May 27, 2009, the FCC approved the transfer of the shares of 54 Broadcasting to Vaughan Media, LLC (“Vaughan Media”).  54 Broadcasting holds the FCC broadcast license to KNVA-TV in Austin, TX, for which we provide programming under a local marketing agreement.   On July 27, 2009, we assigned our option to purchase the shares of 54 Broadcasting to Vaughan Media, which acquired the stock of 54 Broadcasting on July 27, 2009.  Pursuant to the settlement agreement we reached on March 2, 2009 with the former shareholders of 54 Broadcasting, as a result of a complaint filed against us and Vaughan Media by 54 Broadcasting alleging that our assignment and subsequent exercise were not valid, on the date of the closing of this transfer, we made a payment of $6.0 million to 54 Broadcasting prior to Vaughan Media’s exercise of the option to purchase the shares of 54 Broadcasting.  We incurred approximately $1.7 million of legal and other expenses associated with the consummation of this transaction.

Note 20 – Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Operations	Deductions	Balance at End of Period
Allowance for doubtful accounts as of December 31, (in thousands):
2009	$2,761	$791	$(1,280)	$2,272
2008	$1,640	$2,458	$(1,337)	$2,761
2007	$1,208	$1,709	$(1,277)	$1,640
Valuation allowance on state and federal deferred tax assets as of December 31, (in thousands):
2009	$52,324	$(1,345)	$-	$50,979
2008	$13,288	$39,036	$-	$52,324
2007	$13,706	$(418)	$-	$13,288

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of LIN Television Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LIN Television Corporation and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded RMM from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company in a purchase business combination on October 2, 2009. We have also excluded RMM from our audit of internal control over financial reporting. RMM is an operating division of Primeland, Inc., a wholly owned subsidiary of LIN Television Corporation, whose total assets and total revenues represent 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 15, 2010

LIN Television Corporation
Consolidated Balance Sheets
	December 31,
	2009	2008
ASSETS	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$11,105	$20,106
Restricted cash	2,000	-
Accounts receivable, less allowance for doubtful accounts (2009 - $2,272; 2008 - $2,761)	73,948	68,277
Program rights	2,126	3,311
Assets held for sale	-	430
Other current assets	6,402	5,045
Total current assets	95,581	97,169
Property and equipment, net	165,061	180,679
Deferred financing costs	8,389	8,511
Program rights	1,400	3,422
Goodwill	117,259	117,159
Broadcast licenses and other intangible assets, net	398,877	430,142
Assets held for sale	-	8,872
Other assets	3,936	6,640
Total assets	$790,503	$852,594

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$16,372	$15,900
Accounts payable	6,556	7,988
Accrued expenses	41,916	56,701
Program obligations	10,319	10,109
Liabilities held for sale	-	429
Total current liabilities	75,163	91,127
Long-term debt, excluding current portion	666,582	727,453
Deferred income taxes, net	162,025	141,702
Program obligations	2,092	5,336
Liabilities held for sale	-	343
Other liabilities	53,795	68,883
Total liabilities	959,657	1,034,844

Stockholders' deficit:
Common stock, $0.00 par value, 1,000 shares	-	-
Investment in parent company’s stock, at cost	(7,869)	(18,005)
Additional paid-in capital	1,104,690	1,102,448
Accumulated deficit	(1,238,058)	(1,239,090)
Accumulated other comprehensive loss	(27,917)	(34,634)
Total stockholders' deficit	(169,154)	(189,281)
Noncontrolling interest	-	7,031
Total deficit	(169,154)	(182,250)
Total liabilities, preferred stock and stockholders’ deficit	$790,503	$852,594
The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Operations
	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Net revenues	$339,474	$399,814	$395,910

Operating costs and expenses:
Direct operating	106,611	118,483	116,611
Selling, general and administrative	102,923	115,287	114,741
Amortization of program rights	24,631	23,946	24,646
Corporate	18,090	20,340	21,706
Depreciation	30,365	29,713	30,847
Amortization of intangible assets	649	264	2,049
Impairment of goodwill, broadcast licenses and broadcast equipment	39,894	1,029,238	-
Restructuring charge (benefit)	498	12,902	(74)
(Gain) loss from asset dispositions	(6,300)	2,062	(24,973)
Operating income (loss)	22,113	(952,421)	110,357

Other (income) expense:
Interest expense, net	44,286	54,635	64,249
Share of loss (income) in equity investments	6,128	52,703	(2,091)
(Gain) loss on derivative instruments	(208)	(105)	223
(Gain) loss on extinguishment of debt	(50,149)	(8,822)	855
Other, net	(1,344)	1,720	366
Total other (income) expense, net	(1,287)	100,131	63,602

Income (loss) from continuing operations before provision for (benefit from) income taxes	23,400	(1,052,552)	46,755
Provision for (benefit from) income taxes	13,841	(222,165)	18,212
Income (loss) from continuing operations	9,559	(830,387)	28,543
Discontinued operations:
(Loss) income from discontinued operations, net of gain from the sale of discontinued operations of $11 in 2009, and net of (benefit from) provision for income taxes of $(628), $296 and $(3,308) for the year ended December 31, 2009, 2008 and 2007, respectively	(446)	23	2,973
Gain from the sale of discontinued operations, net of provision for income taxes of $2,619 for the year ended December 31, 2007	-	-	22,166
Net income (loss)	$9,113	$(830,364)	$53,682

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)
(in thousands, except share data)

		Common Stock
	Total Equity (Deficit)	Shares	Amount	Investment in Parent Company's Common Stock, at cost	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)	Noncontrolling Interest	Comprehensive (Loss) Income
Balance at December 31, 2006	$599,034	1,000	$-	$(18,005)	$1,087,921	$(462,408)	$(18,787)	$588,721	$10,313
Amortization of prior service cost, net of tax of $49	76	-	-	-	-	-	76	76	-	$76
Amortization of net loss, net of tax of $3,665	5,642	-	-	-	-	-	5,642	5,642	-	5,642
Unrealized loss on cash flow hedges, net of tax of $970	(1,503)	-	-	-	-	-	(1,503)	(1,503)	-	(1,503)
Recognition of accumulated benefit obligation for discontinued operations	419	-	-	-	-	-	419	419	-	419
Exercises of stock options under employee compensation plans	2,064	-	-	-	2,064	-	-	2,064	-
Tax benefit from stock exercises	778	-	-	-	778	-	-	778	-
Stock-based compensation, continuing operations	6,171	-	-	-	6,171	-	-	6,171	-
Stock-based compensation, discontinued operations	48	-	-	-	48	-	-	48	-
Net income (loss)	52,415	-	-	-	-	53,682	-	53,682	(1,267)	53,682
Comprehensive income - 2007										$58,316
Balance at December 31, 2007	$665,144	1,000	$-	$(18,005)	$1,096,982	$(408,726)	$(14,153)	$656,098	$9,046
Amortization of prior service cost, net of tax of $49	76	-	-	-	-	-	76	76	-	76
Amortization of net loss, net of tax of $12,595	(18,935)	-	-	-	-	-	(18,935)	(18,935)	-	(18,935)
Unrealized loss on cash flow hedges, net of tax $1,076	(1,622)	-	-	-	-	-	(1,622)	(1,622)	-	(1,622)
Exercises of stock options under employee compensation plans	1,303	-	-	-	1,303	-	-	1,303	-
Tax provision from stock exercises	(361)	-	-	-	(361)	-	-	(361)	-
Stock-based compensation, continuing operations	4,514	-	-	-	4,514	-		4,514	-
Stock-based compensation, discontinued operations	10	-	-	-	10	-		10	-
Net loss	(832,379)	-	-	-	-	(830,364)		(830,364)	(2,015)	(830,364)
Comprehensive loss - 2008										$(850,845)
Balance at December 31, 2008	$(182,250)	1,000	$-	$(18,005)	$1,102,448	$(1,239,090)	$(34,634)	$(189,281)	$7,031
Amortization of prior service cost, net of tax of $184	283	-	-	-	-	-	283	283	-	283
Amortization of net loss, net of tax of $3,593	5,208	-	-	-	-	-	5,208	5,208	-	5,208
Pension liability adjustment, net of tax	(20)	-	-	-	-	-	(20)	(20)	-	(20)
Unrealized gain on cash flow hedges, net of tax of $858	1,246	-	-	-	-	-	1,246	1,246	-	1,246
Issuance of treasury stock (See Note 2 - "Acquisitions")	2,055	-	-	2,055	-	-	-	2,055	-
Loss on issuance of treasury stock	-			8,081		(8,081)	-	-	-
Tax provision from stock exercises	(171)	-	-	-	(171)	-	-	(171)	-
Stock-based compensation	2,413	-	-	-	2,413	-	-	2,413	-
Distribution to minority shareholders	(2,644)	-	-	-	-	-	-	-	(2,644)
Net income (loss)	4,726	-	-	-	-	9,113	-	9,113	(4,387)	9,113
Comprehensive income - 2009										$15,830
Balance at December 31, 2009	$(169,154)	1,000	$-	$(7,869)	$1,104,690	$(1,238,058)	$(27,917)	$(169,154)	$-
The accompanying notes are an integral part of the consolidated financial statements

LIN Television Corporation
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:	(in thousands)
Net income (loss)	$9,113	$(830,364)	$53,682
Loss (income) from discontinued operations	446	(23)	(2,973)
Gain from sale of discontinued operations	-	-	(22,166)

Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	30,365	29,713	30,847
Amortization of intangible assets	649	264	2,049
Impairment of goodwill, broadcast licenses and broadcast equipment	39,894	1,029,238	-
Amortization of financing costs and note discounts	4,273	5,860	8,608
Amortization of program rights	24,631	23,946	24,646
Program payments	(25,005)	(26,854)	(27,604)
(Gain) loss on extinguishment of debt	(50,149)	(8,822)	855
(Gain) loss on derivative investments	(208)	(105)	223
Share of loss (income) in equity investments	6,128	52,703	(2,091)
Deferred income taxes, net	18,274	(235,856)	18,875
Stock-based compensation	2,413	4,523	5,859
(Gain) loss from asset disposition	(6,300)	2,062	(24,973)
Other, net	(159)	(2,636)	1,282
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(3,857)	21,304	1,927
Other assets	1,169	4,405	1,842
Accounts payable	(2,839)	(3,427)	3,327
Accrued interest expense	(918)	(483)	(126)
Other liabilities and accrued expenses	(20,573)	19,587	(18,582)
Net cash provided by operating activities, continuing operations	27,347	85,035	55,507
Net cash used in operating activities, discontinued operations	(101)	(1,239)	(12,791)
Net cash provided by operating activities	27,246	83,796	42,716

INVESTING ACTIVITIES:
Capital expenditures	(10,247)	(28,537)	(25,290)
Cash paid for broadcast licenses	(7,561)	-	-
Payments for business combinations, net of cash acquired	(1,236)	-	(52,250)
Change in restricted cash	(2,000)	-	-
Distributions from equity investments	-	2,649	3,113
Proceeds from sale of other operating assets and 700 MHz licenses	783	-	39,250
Other investments, net	-	2,167	(620)
Net cash used in investing activities, continuing operations	(20,261)	(23,721)	(35,797)
Net cash provided by (used in) investing activities, discontinued operations	5,875	(734)	138,844
Net cash (used in) provided by investing activities	(14,386)	(24,455)	103,047

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock based compensation	-	1,301	2,064
Proceeds from borrowings on long-term debt	91,000	165,000	60,000
Principal payments on long-term debt	(106,379)	(244,335)	(180,125)
Payments of long-term debt financing costs	(3,838)	(1,232)	-
Net cash used in financing activities, continuing operations	(19,217)	(79,266)	(118,061)
Net cash used in financing activities, discontinued operations	(2,644)	-	-
Net cash used in financing activities	(21,861)	(79,266)	(118,061)
Net (decrease) increase in cash and cash equivalents	(9,001)	(19,925)	27,702
Cash and cash equivalents at the beginning of the period	20,106	40,031	12,329
Cash and cash equivalents at the end of the period	$11,105	$20,106	$40,031
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

All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee the Company’s Senior Credit Facility, 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B on a joint-and-several basis.

Our consolidated financial statements reflect the operations of the Puerto Rico stations and the operations, assets and liabilities of Banks Broadcasting, Inc. (“Banks Broadcasting”) as discontinued for all periods presented. The assets and liabilities of Banks Broadcasting are shown as discontinued effective September 30, 2007 and our Puerto Rico stations were sold in 2007 (See Note 3 — “Discontinued Operations” for further discussion of our discontinued operations.)

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. Our significant accounting policies are described below.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Financial Condition

We have experienced significant operating losses since our inception and we have a stockholders’ deficit as of December 31, 2009.  The economic downturn and credit crisis had a significant impact on the demand for advertising within the markets in which our stations operate. Based on our projections for 2010, which we believe use reasonable assumptions regarding the current economic environment, we estimate that cash flows from our operations, together with cash available under our revolving credit facility, will be sufficient to fund our cash requirements over the next 12 months, including scheduled interest and required principal payments on our outstanding indebtedness and planned capital expenditures and projected working capital needs.  In addition, based on our projections, we believe that we will remain in compliance with the financial covenants in our credit agreement over the next four quarters.  We cannot assure, however, that our projections will be realized and actual results may differ materially.

Our operating plan for the next 12 months requires that we generate cash from operations, utilize available borrowings, and make certain repayments of indebtedness, including mandatory repayments of term loans under our credit facility. Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) we generate from our operations.  During the six months ended June 30, 2009, we experienced declines in revenues compared to the same periods in 2008, which were in excess of our original 2009 plan.  As a result, and to address continued compliance with the financial covenants in our credit agreement, on July 31, 2009 we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, and banks and financial institutions party thereto. Our ability to sustain compliance with the Amended Credit Agreement requires, during 2010, a reduction in our consolidated leverage ratio and our consolidated senior leverage ratio, and an increase in our consolidated interest coverage ratio, as more fully described in Note 7 – “Debt”.

Our joint venture with NBC Universal has been adversely impacted by the current economic downturn.  The joint venture distributed no cash to NBC Universal and us during the year ended December 31, 2009 and used approximately $14.9 million of the existing debt service cash reserves, leaving approximately $0.2 million available.

In light of the adverse effect of the economic downturn on the joint venture’s operating results, in 2009 we entered into the Original Shortfall Funding Agreement with NBC Universal, which provided that: a) we and NBC waived the requirement that the joint venture maintain debt service reserve cash balances of at least $15 million; b) the joint venture would use a portion of its existing debt service reserve cash balances to fund interest payments in 2009; c) NBC agreed to defer its receipt of 2008 and 2009 management fees; and d) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2010, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.  As of March 15, 2010, we have not yet provided any funding under the Original Shortfall Funding Agreement.

Because of anticipated future shortfalls at the joint venture, on March 9, 2010, NBC Universal and we entered into the 2010 Shortfall Funding Agreement covering the period through April 1, 2011.  Under the terms of the 2010 Shortfall Funding Agreement: a) the joint venture may continue to access any portion of its existing debt service reserve cash balances to fund interest payments; b) NBC will continue to defer the payment of 2008 and 2009 management fees and defer payment of 2010 management fees through March 31, 2011; and c) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.

As of December 31, 2009, we have accrued $6.0 million for our probable and estimable obligations under these agreements, and due to uncertainity surrounding the joint venture's ability to repay the shortfall loans, concurrent with the recognition of these liabilities we have impaired the loans, resulting in a $6.0 million charge recognized in share of loss (income) in equity investments in our consolidated statement of operations for the year ended December 31, 2009. For further details on the timing of debt service shortfalls and our recognition of liabilities under both the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement see Note 14 – “Commitments and Contingencies”.

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

Our 50 percent interest in the Banks Broadcasting joint venture was consolidated in our financial statements effective March 31, 2004 because we were the primary beneficiary of this variable interest entity (see Note 3 – “Discontinued Operations” for further discussion of Banks Broadcasting).

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

Cash and cash equivalents

Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. Our excess cash is invested primarily in short-term U.S. Government securities and money market funds. We had no material losses on our cash or cash equivalents during fiscal 2009. All available cash is on deposit with banking institutions that we believe to be financially sound. We maintain a $2.0 million compensating balance related to a line of credit with one of our creditors, which has been classified as restricted cash in our consolidated balance sheet.

Property and equipment

Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, an average of 30 to 40 years for buildings and fixtures, and 3 to 15 years for broadcast and other equipment. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is included in consolidated net income or loss. Expenditures for maintenance and repairs, including expenditures for planned major maintenance activities, are expensed as incurred.  We review our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Nonmonetary exchanges

We exchange productive assets, such as broadcast equipment, with third parties through nonmonetary exchanges. We recognize gains or losses on nonmonetary exchanges in an amount equal to the difference between the fair value of the assets received and the fair value of the assets surrendered.

Equity investments

Equity investments that we do not have a controlling interest in are accounted for using the equity method. Our share of the net loss or income for these investments, including any equity investment impairments, is included in share of loss (income) from equity investments on our consolidated statement of operations. We review our interest in our equity investments for impairment if there is a series of operating losses or other factors that may indicate that there is a decrease in the value of our investment that is other than temporary.

Revenue recognition

We recognize advertising and other program-related revenue during the period in which advertising or programs are aired on our television stations or carried by our Internet web sites or the web sites of our advertiser network. We recognize retransmission consent fees in the period in which these services are performed.

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

	Year Ended December 31,
	2009	2008	2007
Barter revenue	$4,777	$4,812	$8,047
Barter expense	(4,932)	(5,016)	(7,667)
	$(155)	$(204)	$380

Advertising expense

Advertising costs are expensed as incurred. We incurred advertising costs in the amounts of $3.2 million, $5.5 million and $6.1 million in the years ended December 31, 2009, 2008 and 2007, respectively.

Intangible assets

Intangible assets primarily include broadcast licenses, network affiliations, customer relationships, acquired internal use software, non-compete agreements and goodwill.

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

We test the impairment of goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the station and prevailing values in the markets for broadcasting properties. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing a hypothetical purchase price allocation, using the station’s fair value (as determined in step one) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recognized in an amount equal to that excess, but not more than the carrying value of the goodwill. An impairment assessment could be triggered by a significant reduction, or a forecast of such reductions, in operating results or cash flows at one or more of our television stations, a significant adverse change in the national or local advertising marketplaces in which our television stations operate, or by adverse changes to Federal Communications Commission (“FCC”) ownership rules, among other factors.  We recorded impairment charges during 2009 and 2008, which are more fully described in Note 6 - "Intangible Assets".

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

If the projected future net revenues associated with a program are less than the current carrying value of the program rights (i.e. due to poor ratings), we would be required to write-down the program rights assets to equal the amount of projected future net revenues. If the actual usage of the program rights is on a more accelerated basis than straight-line over the life of the contract, we would be required to write-down the program rights to equal the lesser of the amount of projected future net revenues or the average revenue per run multiplied by the number of remaining runs.  We recorded no impairments to our program rights during 2009, 2008 or 2007.

Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement.

Stock-based compensation

At December 31, 2009, LIN TV had three stock-based employee compensation plans, which are described more fully in Note 8 – “Stock-Based Compensation”. We estimate the fair value of stock-based awards using a Black-Scholes valuation model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the option’s expected life, the price volatility of the underlying stock and the number of stock-based awards that are expected to be forfeited. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Price volatility is based on historical trends for our class A common stock and the common stock of peer group companies engaged in the broadcasting business. Expected forfeitures are estimated using our historical experience. If future changes in estimates differ significantly from our current estimates, our future stock-based compensation expense and results of operations could be materially impacted.

The following table presents the stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2009	2008	2007
Direct operating	$308	$536	$653
Selling, general and administrative	586	1,057	1,348
Corporate	1,519	2,930	3,858
Stock-based compensation expense before tax	2,413	4,523	5,859
Income tax benefit (at 35% statutory rate)	(845)	(1,583)	(2,051)
Net stock-based compensation expense	$1,568	$2,940	$3,808

Income taxes

Deferred income taxes are recognized based on temporary differences between the financial statement and the tax basis of assets and liabilities using statutory tax rates in effect in the years in which the temporary differences are expected to reverse. A valuation allowance is applied against net deferred tax assets if it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized. When accounting for uncertainty in income taxes we follow the prescribed recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely than not to be sustained upon examination by taxing authorities.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

Concentration of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade receivables. Concentration of credit risk with respect to cash and cash equivalents and investments are limited as we maintain primary banking relationships with only large nationally recognized institutions. We evaluated the viability of these institutions as of December 31, 2009 and we believe our risk is minimal. Credit risk with respect to trade receivables is limited, as the trade receivables are primarily related to advertising revenues generated from a large diversified group of local and nationally recognized advertisers and advertising agencies. We do not require collateral or other security against trade receivable balances, however, we do maintain reserves for potential bad debt losses, which are based on historical bad debt write-offs, and such reserves and bad debts have been within management’s expectations for all years presented.

Additionally, management performs a quarterly assessment of the critical terms of the interest rate hedge including, among other matters, an assessment of the counterparties’ creditworthiness.  Based on our assessment at December 31, 2009, we do not believe there is a significant risk associated with the creditworthiness of our interest rate hedge counterparty.

If we incur additional indebtedness or amend or replace our current indebtedness, current volatility within the credit markets may impact our ability to refinance our debt or to refinance our debt on terms similar to our existing debt agreements.

Fair value of financial instruments

Certain financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value. For certain financial assets and liabilities recorded at fair value on a recurring basis we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  For more information on our assets and liabilities measured at fair value using the prescribed three level fair value hierarchy see Note 9 - "Fair Value Measurement".

Derivative financial instruments

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

Retirement plans

We have a defined benefit retirement plan covering certain of our employees. Our pension benefit obligations and related costs are calculated using prescribed actuarial concepts.  Additionally, we record the unfunded status of our plan on our consolidated balance sheet.

Recently issued accounting pronouncements

In December 2009, the FASB issued ASU 2009-17 “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”).  ASU 2009-17 is effective for interim and annual reporting periods beginning after November 15, 2009.  ASU 2009-17 amends the Codification to include the amendments prescribed by Financial Accounting Standard (“FAS”) 167, “Amendments to FASB Interpretation No. 46(R)”, which amends certain guidance in FIN 46(R) to eliminate the exemption for special purpose entities, require a new qualitative approach for determining who should consolidate a variable interest entity and change the requirement for when to reassess who should consolidate a variable interest entity. We adopted ASU 2009-17 effective January 1, 2010, and it did not have a material impact on our financial position or results of operations.

In December 2009, the FASB issued ASU 2009-15 “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” (“ASU 2009-15”). ASU 2009-15 is effective for interim and annual reporting periods beginning after November 15, 2009 and must be applied to transfers occurring on or after the effective date.  ASU 2009-15 amends the Codification to include the amendments prescribed by FAS 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”, which clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. We adopted FAS 166 effective January 1, 2010, and it did not have a material impact on our financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASC 605-25”). ASC 605-25 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. ASC 605-25 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. We plan to adopt ASC 605-25 effective January 1, 2011, and we do not expect it to have a material impact on our financial position or results of operations.

In August 2009, the FASB issued ASU 2009-05 “Measuring Liabilities at Fair Value” (“ASC 820-10”). ASC 820-10 is effective for the first reporting period, including interim periods, beginning after issuance. ASC 820-10 clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. ASC 820-10 became effective for us on October 1, 2009.  We adopted ASC 820-10 effective September 30, 2009, and it did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued ASC 825-10, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”), which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  The adoption of ASC 825-10 had no impact on our financial position or results of operations.

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

Effective January 1, 2009, the Company adopted ASC 805-10, “Business Combinations” (“ASC 805-10”). ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; how the acquirer recognizes and measures the goodwill acquired in a business combination; and how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We have applied the provisions of ASC 805-10 to our acquisition of RMM and the appropriate disclosures are included in Note 2 – “Acquisitions”.

In December 2008, the FASB issued ASC 715-10, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“ASC 715-20”). ASC 715-20 is effective for fiscal years ending after December 15, 2009. ASC 715-20 increases disclosure requirements related to an employer’s defined benefit pension or other postretirement plans.  We adopted the provisions of ASC 715-10 by including the required additional financial statement disclosures as of December 31, 2009 in Note 11 – “Retirement Plans”.  The adoption of ASC 715-10 had no impact on our financial position or results of operations.

In November 2008, the FASB issued ASC 605-25, “Revenue Arrangements with Multiple Deliverables” (“ASC 605-25”). ASC 605-25 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 31, 2009 and shall be applied on a prospective basis.  Earlier application is permitted as of the beginning of a fiscal year. ASC 605-25 addresses some aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We plan to adopt these aspects of ASC-605-25 effective January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations

Note 2 — Acquisitions

RMM

On October 2, 2009, we acquired Red McCombs Media, LP ("RMM"), an online advertising and media services company based in Austin, Texas. The acquisition provides us with a national interactive footprint and significantly expands our multi-platform offerings by providing national online advertising and enhanced services, including targeted display, rich media, video advertising, custom-built vertical channels, search engine marketing, search engine optimization, and mobile marketing. The acquisition was effected through the merger of RMM with and into Primeland Television, Inc., a wholly owned subsidiary of LIN Television, which subsequently changed its name to Primeland, Inc. ("Primeland").

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the acquisition:

Current assets	$1,852
Non-current assets	6,812
Goodwill	2,773
Current liabilities	(1,855)
Long-term debt assumed	(2,739)
Total	$6,843

Cash consideration	$1,236
Equity consideration	2,056
Long-term note to sellers	1,957
Equity value shortfall amount	1,594
Total contributed capital	$6,843

As part of the merger consideration, LIN TV issued 933,610 shares of class A common stock, from shares held within treasury, to the former owners of RMM.  The class A common stock was issued in a private placement transaction that was exempt from registration under the Securities Act of 1933, as amended. The number of shares of class A common stock issued by us to the sellers is subject to adjustment in the event that the value of the equity consideration is less than $4.5 million as of the six month anniversary of the acquisition.  If the value of LIN TV's class A common stock as of the six-month anniversary of the acquisition is less than $4.5 million (such difference, the “Equity Value Shortfall Amount”), we are obligated, at our option to: a) issue to the sellers a number of additional shares of our class A common stock having a value as of the six-month anniversary of the acquisition, equal to the Equity Value Shortfall Amount; b) make a cash payment to the sellers in an amount equal to the Equity Value Shortfall Amount; or c) satisfy the Equity Value Shortfall Amount through any combination of the foregoing we determine appropriate.  In the event that we choose to issue additional shares of LIN TV's class A common stock to the sellers to satisfy all or a portion of the Equity Value Shortfall Amount, a final adjustment will be made at the twelve month anniversary of the acquisition. In the event that the value of such shares as of the 12-month anniversary of the acquisition is less than or exceeds the Equity Value Shortfall Amount by at least $0.25 per share, we are required to make a cash payment to the sellers or the sellers are required to return shares to us.  The merger consideration is also subject to customary adjustments for working capital and indemnification for claims against RMM related to the period prior to the merger.

As of the acquisition date, we classified the Equity Value Shortfall Amount as a current liability, and estimated the fair value to be $1.6 million, which is based on an option pricing model reflecting our assumptions about the value that market participants would place on this liability. Since October 2, 2009, the value of LIN TV's class A common stock has increased, and as a result the fair value of the Equity Value Shortfall Amount has decreased to $0.6 million as of December 31, 2009. Therefore, we recorded a gain in other, net of $1.0 million in our consolidated statement of operations for the year ended December 31, 2009. Under the terms of the merger agreement, our actual liability could range from zero to $4.5 million, depending on the fair value of LIN TV's class A common stock as of the six month and twelve month anniversary dates of the acquisition of April 2, 2010 and October 2, 2010, respectively.

In connection with the acquisition, we recognized $2.8 million of goodwill, all of which is amortizable for tax purposes. The goodwill primarily represents synergies between us and RMM that we expect to benefit from as a result of expanded distribution channels provided by RMM’s broad advertising network. Additionally, we recognized $6.6 million of other finite-lived intangible assets, all of which are amortizable for tax purposes, and are primarily comprised of advertiser relationships, completed technology and management non-compete agreements.

Additionally, in connection with the acquisition we entered into an incentive compensation arrangement with certain key members of management.  The arrangement provides payments to those employees based on the EBITDA generated by RMM during 2012.  Our liability under this arrangement could range from zero to $24.0 million, and is payable in 2013.

The following summarizes the activity in acquisition related restructuring liabilities for the year ended December 31, 2009 and 2008 (in thousands):

	Acquisition Date	Balance as of December 31, 2008	Year Ended December 31, 2009		Balance as of December 31, 2009
			Payments	Additions
Stations acquired from Emmis	November 30, 2005	$3,605	$(1,197)	$-	$2,408

	Acquisition Date	Balance as of December 31, 2007	Year Ended December 31, 2008			Balance as of December 31, 2008
			Payments	Adjustments
Acquisition of Sunrise Television Corp.	May 2, 2002	$40	$17	$(23	) (1)	$-
Stations acquired from Viacom	March 31, 2005	86	87	1		-
Stations acquired from Emmis	November 30, 2005	4,644	1,039	-		3,605
Station acquired from Raycom	February 22, 2007	446	357	(89	) (2)	-
		$5,216	$1,500	$(111)		$3,605

(1)	Adjustment for retirement benefits owed in connection with the Sunrise Television Corp. acquisition.
(2)	Adjustment to final payout of contract related to master control automation system related to KASA-TV.

Note 3 — Discontinued Operations

Our consolidated financial statements reflect the operations of the Puerto Rico stations and the operations, assets and liabilities of the Banks Broadcasting joint venture as discontinued for all periods presented.

Out-of-Period Adjustment

We discovered during the preparation of our 2007 financial statements a $3.1 million deferred tax liability, relating to an asset that had been fully-impaired for the six months ended June 30, 2006, had not been removed from our deferred tax liabilities as of June 30, 2006 nor was the benefit realized in our earnings for the six months ended June 30, 2006. The original asset to which the deferred tax liability related was a fair value adjustment of $7.7 million initially recorded at March 31, 2004, when we consolidated the broadcast licenses of Banks Broadcasting because we were the primary beneficiary of this variable interest entity.

We concluded that the effect of this $3.1 million adjustment was not material to the prior year. Accordingly, the 2006 financial statements were not revised. Instead, this adjustment of $3.1 million was recorded to the income (loss) from discontinued operations for the year ended December 31, 2007, since we reflected the operations of Banks Broadcasting as discontinued operations effective with the filing of our Form 10-Q for the period ended September 30, 2007.

Banks Broadcasting

On April 23, 2009, the Banks Broadcasting joint venture completed the sale of KNIN-TV, a CW affiliate in Boise, for $6.6 million to Journal Broadcast Corporation. As a result of the sale we received, on the basis of our economic interest in Banks Broadcasting, a distribution of $2.6 million during the year ended December 31, 2009. The operating loss for the year ended December 31, 2009 includes an impairment charge of $1.9 million to reduce the carrying value of broadcast licenses to fair value based on the final sale price of KNIN-TV of $6.6 million. Net loss included within discontinued operations for the year ended December 31, 2009 reflects our 50% share of net losses of the Banks Broadcasting joint venture, net of taxes, through the April 23, 2009 disposal date.

Following the sale of KNIN-TV on April 23, 2009, substantially all of the assets of the Banks Broadcasting joint venture had been liquidated.

During the years ended December 31, 2008 and 2007, Banks Broadcasting distributed $2.5 million and $2.0 million, respectively, in cash to us and we provided no capital contributions to Banks Broadcasting during the years ended December 31, 2009, 2008 and 2007.  In March 2008, Banks Broadcasting sold certain of its 700 MHz spectrum licenses for $2.0 million in cash with a related gain of $1.4 million. Additionally, in July 2007, Banks Broadcasting sold the operating assets, including the broadcast license, of KSCW-TV, a CW affiliate in Wichita, to Sunflower Broadcasting, Inc. for $6.8 million of which $5.4 million was paid in cash at the closing and the remaining $1.4 million was held in escrow and released in July 2008.  Our consolidated operating results for the third quarter of 2007 included a $0.5 million loss from the sale of KSCW-TV, net of an income tax benefit of $0.4 million.

Puerto Rico Operations (WAPA-TV, WJPX-TV and WAPA America)

On March 30, 2007, we sold our Puerto Rico operations to InterMedia Partners VII, L.P. for $131.9 million in cash and we recorded a gain on the sale of $22.7 million, net of income tax benefit, in our 2007 operating results.

The following presents summarized information for the discontinued operations as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
	Banks Broadcasting	Banks Broadcasting	Puerto Rico	Banks Broadcasting	Total
Net revenues	$823	$2,911	$9,868	$4,523	$14,391
Operating (loss) income	$(3,141)	$736	$(1,094)	$1,702	$608
Net (loss) income	$(446)	$23	$(368)	$3,341	$2,973

Note 4 — Investments

Joint Venture with NBC Universal

We own a 20.38 percent interest in Station Venture Holdings, LLC (“SVH”), a joint venture with NBC Universal, and account for our interest using the equity method as we do not have a controlling interest. SVH wholly owns Station Venture Operations, LP (“SVO”), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture. The following presents the summarized financial information of SVH (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cash distributions to SVH from SVO(1)	$51,071	$79,144	$80,298
Income to SVH from SVO	$31,100	$64,101	$76,800
Other expense, net (primarily interest on the GECC note)(2)	$(66,146)	$(66,146)	$(66,146)
Net (loss) income of SVH	$(35,034)	$(1,874)	$11,386
Cash distributions from SVH to us	$-	$2,649	$2,344

	December 31,
	2009	2008
Cash and cash equivalents	$223	$15,104
Non-current assets	$195,287	$215,258
Current liabilities	$544	$362
Non-current liabilities (2)	$815,500	$815,500

(1)	Cash distributions from equity investments include proceeds of $12.6 million from the sale of broadcast towers for the year ended December 31, 2008.
(2)	See Note 14 - "Commitments and Contingencies" for further description of the General Electric Capital Corporation ("GECC") Note and LIN TV's guarantee of the GECC Note.

During the year ended December 31, 2009, we did not recognize our 20.38 percent share of SVH’s net loss, because the investment was written down to zero during the year ended December 31, 2008 as described below, and accordingly we suspended recognition of equity method gains and losses.

During the year ended December 31, 2009, we recognized a contingent liability of $6.0 million based on our estimate of amounts that we expect to loan to the SVH joint venture pursuant to the Original and 2010 Shortfall Funding Agreements with NBC Universal, as discussed further in Note 14 – “Commitments and Contingencies”.  Because of uncertainty surrounding the joint venture’s ability to repay the shortfall loan, we concluded the loan was fully impaired during 2009.  Accordingly, we recognized a charge of $6.0 million, which has been classified as share of loss (income) in equity investments during the year ended December 31, 2009 to reflect the impairment of the loan. As of March 15, 2010, we have not yet provided any funding under these agreements.  However, as of March 15, 2010, this $6.0 million liability continues to reflect our best estimate of probable obligations under the Original Shortfall Funding Agreement and 2010 Shortfall Funding Agreement.

During the fourth quarter of 2008, due to the continued decline in operating profits of this joint venture, we determined that there was an other-than-temporary impairment in our investment in the joint venture with NBC Universal.  As a result, and in the absence of the ability to recover our carrying amount of the investment, we recorded a loss of $53.6 million to write-off our equity investment in the joint venture, which is included in the share of loss (income) in equity investment in our consolidated statement of operations.

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

The following presents the summarized financial information of the WAND(TV) Partnership (in thousands):

Nine Months Ended November 1, 2007 (Date of Sale)

Net revenues	$4,503
Operating income	$358
Net loss	$(307)
Cash distributions to us	$700

Note 5 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2009	2008
Land and land improvements	$16,075	$16,075
Buildings and fixtures	131,424	129,302
Broadcast equipment and other	252,597	249,989
Total property and equipment	400,096	395,366
Less accumulated depreciation	(235,035)	(214,687)
Property and equipment, net	$165,061	$180,679

We recorded depreciation expense of $30.4 million, $29.7 million and $30.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Under a Federal Communications Commission (“FCC”) order, we have been exchanging spectrum with Sprint Nextel, which has been used primarily to send news feeds via microwave back to the television studios and to send broadcast feeds to television transmission and tower sites, for new microwave digital equipment.  During the years ended December 31, 2009, 2008 and 2007, we received $5.5 million, $4.6 million and $1.6 million, respectively, of equipment pursuant to this exchange.  Additionally, during 2009, 2008 and 2007 we recognized a gain of $6.4 million, $0.9 million and zero related to this equipment, which is recorded in (gain) loss from asset dispositions in our consolidated statement of operations.

During 2008, we recorded a charge of $8.7 million for the write-off of certain broadcast assets that have become obsolete as a result of the DTV transition.  The charge has been recorded in impairment of goodwill, broadcast licenses and broadcast equipment in our consolidated statement of operations.

Note 6 — Intangible Assets

The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	Weighted Average Remaining Useful Life (in years)
		December 31,
		2009	2008
Finite-Lived Intangible Assets:
LMA purchase options(1)	-	$64	$64
Network affiliations(1)	-	1,753	1,753
Customer relationships	7	2,489	-
Non-compete agreements	5	1,588	-
Internal use software	7	1,863	-
Other intangible assets	13	6,646	5,979
Accumulated amortization		(7,327)	(6,678)
Net finite-lived intangible assets		$7,076	$1,118

Indefinite-Lived Intangible Assets:
Broadcast licenses		$391,801	$429,024
Goodwill		117,259	117,159
		$509,060	$546,183
Summary:
Goodwill		$117,259	$117,159
Broadcast licenses and finite-lived intangible assets, net		398,877	430,142
Total intangible assets		$516,136	$547,301

(1)	These assets are fully amortized and therefore have no remaining useful life.

We recorded amortization expense of $0.6 million, $0.3 million and $2.0 million for the years ended December 31, 2009, 2008 and 2007. We recorded an impairment of our indefinite-lived intangible assets of $39.9 million and $1.0 billion for the years ended December 31, 2009 and 2008.

The following table summarizes the projected aggregate amortization expense for the next five years and thereafter (in thousands):

	Year Ended December 31,
	2010	2011	2012	2013	2014	Thereafter	Total

Amortization expense	$1,583	$1,102	$988	$986	$932	$1,485	$7,076

We recorded an impairment charge of $39.9 million during the second quarter of 2009 that included an impairment to the carrying values of our broadcast licenses of $37.2 million, relating to 26 of our television stations; and an impairment to the carrying values of our goodwill of $2.7 million, relating to two of our television stations. We tested our indefinite-lived intangible assets for impairment at June 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. The need for an impairment analysis at June 30, 2009 was triggered by the continued decline in advertising revenue at certain of our stations in excess of our original plan, due to the ongoing effects of the economic downturn, that resulted in downward adjustments to their respective forecasts. There were no additional impairment charges recorded as of September 30, 2009 or December 31, 2009.

We recorded an impairment charge of $297.0 million during the second quarter of 2008 that included an impairment to the carrying values of our broadcast licenses of $185.7 million, relating to 19 of our television stations; and an impairment to the carrying values of our goodwill of $111.3 million, relating to 8 of our television stations. We tested our indefinite-lived intangible assets for impairment at June 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. These events included: a) the continued decline of the price of our class A common stock; b) the decline in the current selling prices of television stations; c) the lower growth in advertising revenues; and d) the decline in the operating profit margins of some of our stations.

We recorded an additional impairment charge in the fourth quarter of 2008 of $723.5 million, including a goodwill impairment charge of $309.6 million, relating to 8 of our television stations and to the goodwill related to the NBC Universal joint venture, and an impairment charge to the carrying value of  our broadcast licenses of $413.9 million, relating to 26 of our television stations. This was due to the continued economic recession that started in December 2007 and the resulting decline in advertising revenues.

There were no events during 2007 to warrant the performance of an interim impairment test of our indefinite-lived intangible assets.  Additionally, there was no impairment charge recorded as of December 31, 2007.

The changes in the carrying amount of goodwill for the year ended December 31, 2009 and 2008, respectively, are as follows (in thousands):

	December 31,
	2009	2008

Goodwill	$666,812	$664,103
Accumulated impairment losses	(549,653)	(128,685)
Balance as of January 1, 2009 and 2008, respectively	117,159	535,418

Additions	2,773	-
Tax adjustments	-	2,709
Impairments	(2,673)	(420,968)

Goodwill	669,585	666,812
Accumulated impairment losses	(552,326)	(549,653)
Balance as of December 31, 2009 and 2008, respectively	$117,259	$117,159

The values of our goodwill and broadcast licenses measured at fair value on a nonrecurring basis during the year ended December 31, 2009 are as follows using the three-level fair value hierarchy established by FAS 157:

	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

Broadcast licenses	$-	$-	$391,801
Goodwill	$-	$-	$117,259

Note 7 — Long-term Debt

Debt consisted of the following (in thousands):

	December 31,
	2009	2008
Credit Facility:
Revolving credit loans	$204,000	$135,000
Term loans	61,975	77,875
6½% Senior Subordinated Notes due 2013	275,883	355,583
$141,316 and $183,285, 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $4,965 and $8,390 at December 31, 2009 and 2008, respectively	136,351	174,895
$2,157 LIN-RMM Note, net of discount of $160	1,997	-
$1,598 RMM Note, net of premium of $112	1,710	-
$1,121 RMM Bank Note, net of discount of $83	1,038	-
Total debt	682,954	743,353
Less current portion	16,372	15,900
Total long-term debt	$666,582	$727,453

During the period January 1, 2009 to July 31, 2009, prior to the execution of the Amended Credit Agreement, borrowings under our credit facility bore an interest rate based on, at our option, either a) the LIBOR interest rate, or b) an interest rate that is equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus ½ of 1 percent. In addition, the rate we selected also bore an applicable margin rate of 0.625% to 1.500%, depending on us achieving certain financial ratios. The unused portion of the revolving credit facility was subject to a commitment fee of 0.25% to 0.50% depending on us achieving certain financial ratios.

Amended Credit Agreement

On July 31, 2009, we entered into the Amended Credit Agreement, which provided that our aggregate revolving credit commitments remained at $225.0 million and our outstanding term loans remained at $69.9 million (as of July 31, 2009). The terms of the Amended Credit Agreement include, but are not limited to, modifications to certain financial covenants, including our consolidated leverage ratio, consolidated interest coverage ratio and consolidated senior leverage ratio, a general tightening of the exceptions to our negative covenants (principally by means of reducing the types and amounts of permitted transactions), an increase in the interest rates and fees payable with respect to borrowings under the Amended Credit Agreement, and the inclusion of certain collateral-related provisions, principally relating to the provision of account control agreements and mortgages with respect to certain real property that we own. Certain revised financial condition covenants, and other key terms, are as follows:

	Prior	As Amended
Consolidated Leverage Ratio:
July 1, 2009 through September 30, 2009	7.00x	9.00x
October 1, 2009 to December 31, 2009	7.00x	10.50x
January 1, 2010 through March 31, 2010	6.50x	10.00x
April 1, 2010 through June 30, 2010	6.50x	9.00x
July 1, 2010 through September 30, 2010	6.00x	7.50x
October 1, 2010 and thereafter	6.00x	6.00x

Consolidated Interest Coverage Ratio:
July 1, 2009 through September 30, 2009	2.00x	1.75x
October 1, 2009 through December 31, 2009	2.00x	1.50x
January 1, 2010 through June 30, 2010	2.25x	1.75x
July 1, 2010 through September 30, 2010	2.25x	2.00x
October 1, 2010 and thereafter	2.25x	2.25x

Consolidated Senior Leverage Ratio:
July 1, 2009 through September 30, 2009	3.50x	3.75x
October 1, 2009 through December 31, 2009	3.50x	4.25x
January 1, 2010 through March 31, 2010	3.50x	4.00x
April 1, 2010 through June 30, 2010	3.50x	3.75x
July 1, 2010 through September 30, 2010	3.50x	3.00x
October 1, 2010 and thereafter	3.50x	2.25x

Interest rate on borrowings	LIBOR + 150bps*	LIBOR + 375bps

* At consolidated leverage of 7x or greater.

The Amended Credit Agreement revises the calculation of Consolidated Total Debt used in our consolidated leverage ratios to exclude the netting of cash and cash equivalents against total debt.

The credit facility permits us to prepay loans and to permanently reduce the revolving credit commitments, in whole or in part, at any time. We repaid $15.9 million of the term loans during 2009, all of which related to mandatory quarterly amortization payments.

On an annual basis following the delivery of our year-end financial statements, the Amended Credit Agreement requires mandatory prepayments of principal of the term loans, as well as a permanent reduction in revolving credit commitments, based on a computation of excess cash flow for the preceding fiscal year, as more fully set forth in the Amended Credit Agreement. In addition, the Amended Credit Agreement restricts the use of proceeds from asset sales or from the issuance of debt (with the result that such proceeds, subject to certain exceptions, must be used for mandatory prepayments of principal and permanent reductions in revolving credit commitments), and includes a cash ceiling, which requires that LIN Television utilize unrestricted cash and cash equivalent balances in excess of $12.5 million to prepay principal amounts outstanding, but not permanently reduce capacity, under our revolving credit facility.

Borrowings under our credit facility bear an interest rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus ½ of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin rate of 3.750% or 2.750% for LIBOR based loans and ABR rate loans, respectively. Lastly, the unused portion of the revolving credit facility is subject to a commitment fee of 0.750% depending on our consolidated leverage ratio.

Our revolving credit facility may be used for working capital and general corporate purposes. For example, during the year ended December 31, 2009, we used $66 million under this facility to purchase a portion of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B and we used approximately $12 million under this facility to partially fund interest payments related to these remaining outstanding notes.

The following table summarizes certain key terms of our credit facility (in thousands):

	Credit Facility
	Revolving Facility	Term Loans
Final maturity date	11/4/2011	11/4/2011
Available balance at December 31, 2009 (1)	$21,000	$-
Average rates as of December 31, 2009:
Interest rate (2)	0.35%	0.26%
Applicable margin (3)	3.75%	3.75%
Total	4.10%	4.01%

(1)	As of March 15, 2010, the unused balance of the revolving credit facility was $34.0 million.
(2)	Weighted average rate for loans outstanding as of December 31, 2009.
(3)	The outstanding loans as of December 31, 2009 include LIBOR based loans, which have an applicable margin of 3.75%.

We are required, under the terms of the credit facility, to comply with specified financial ratio covenants, including maximum leverage ratios and a minimum interest coverage ratio.  As of December 31, 2009, we were in compliance with all of the covenants under our credit facility.

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

During 2008, we commenced a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to purchase a portion of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B at market prices using available balances under our revolving credit facility and available cash balances. During the year ended December 31, 2009, we purchased a total principal amount of $79.7 million and $42.0 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively, under this plan. The total purchase price for the transactions was $68.4 million, resulting in a gain on extinguishment of debt of $50.1 million, net of a write-off of deferred financing fees and discount related to the notes of $1.3 million and $1.9 million, respectively.  Including the amounts purchased during 2008, we have purchased a total notional amount of $147.8 million of such notes for an aggregate purchase price of approximately $80.7 million.

RMM Notes

In connection with the acquisition of RMM as further described in Note 2 – “Acquisitions”, LIN Television issued a $2.0 million unsecured promissory note to McCombs Family Partners, Ltd. (the “LIN-RMM Note”), and a subsidiary of LIN Television also assumed $1.7 million of RMM's existing secured indebtedness to McCombs Family Partners, Ltd. (the “RMM Note”) and a $1.0 million unsecured promissory note to a financial institution (the “RMM Bank Note”).

The following table summarizes the material terms of each of these notes:

	LIN-RMM Note	RMM Note	RMM Bank Note
Final maturity date	1/1/2011	1/1/2012	1/1/2011
Effective interest rate	9.7%	4.0%	9.9%
Payment frequency	Due at maturity	Monthly	Quarterly

Repayment of Principal

The following table summarizes future principal repayments on our debt agreements (in thousands):

	Revolving Facility	Term Loans(1)	6½% Senior Subordinated Notes	6½% Senior Subordinated Notes - Class B	RMM Notes(2)	Total
Final maturity date	11/4/2011	11/4/2011	5/15/2013	5/15/2013	1/1/2012
2010	$-	$15,900	$-	$-	$472	$16,372
2011	204,000	46,075	-	-	3,824	253,899
2012	-	-	-	-	580	580
2013	-	-	275,883	141,316	-	417,199
2014	-	-	-	-	-	-
Total	$204,000	$61,975	$275,883	$141,316	$4,876	$688,050

(1)	The above table excludes any pay-down of our term loans with proceeds from previous asset sales that have not been reinvested within one-year after such sales.
(2)	Debt incurred and assumed upon the acquisition of RMM on October 2, 2009.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	December 31,
	2009	2008
Carrying amount	$682,954	$743,353
Fair value	$616,247	$402,524

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

The following table presents the stock-based compensation expense included in our consolidated statements of operations as follows (in thousands):

	For Year Ended December 31,
	2009	2008	2007
Employee stock purchase plans	$-	$19	$(36)
Employee stock option plans	1,130	3,111	3,834
Restricted stock unit awards	634	1,384	2,374
Modifications to stock option agreements	649	9	(313)
Share-based compensation expense before tax	2,413	4,523	5,859
Income tax benefit (at 35% statutory rate)	(845)	(1,583)	(2,051)
Net stock-based compensation expense	$1,568	$2,940	$3,808

We recognized stock-based compensation expense (income) related to modifications to our stock option agreements of $0.6 million, $9 thousand and $(0.3) million for the years ended December 31, 2009, 2008 and 2007, respectively. The modifications impacted 257 employees in 2009 and 11 employees in each of 2008 and 2007.  We expect to record an additional $1.5 million of expense related to the modification completed during 2009 over the remaining vesting period of the new grants.  We expect no further charges for the modifications prior to 2009.  These modifications related to the following:

•
On June 2, 2009, we completed an exchange offer which enabled employees and non-employee directors to exchange some or all of their outstanding options to purchase shares of LIN TV's class A common stock, for new options to purchase shares of LIN TV's class A common stock, on a one for one basis.  A total of 257 employees participated in the exchange, in which options to purchase an aggregate of 2,931,285 shares of LIN TV's class A common stock were exchanged.  The new options have an exercise price of $1.99 per share, equal to the closing price per share of LIN TV's class A common stock on June 2, 2009. The new stock options vest ratably over three years.

•
Under our 1998 plan certain employee option agreements were eligible for make-whole payments when these employees exercised their options and the market price of LIN TV's class A common stock was below $1.00. We recorded stock-based compensation expense (income) of $9 thousand and $(0.3) million related to this modification for the years ended December 31, 2008 and 2007, respectively. We made payments to employees that related to this provision of $0.4 million and $0.2 million for the years ended December 31, 2008 and 2007.

We did not capitalize any stock-based compensation for the years ended December 31, 2009, 2008 and 2007.

We have not yet recognized compensation expense relating to our unvested employee stock options and stock awards of $7.8 million in the aggregate, which will be recognized over a weighted-average future period of approximately 1.62 to 3.45 years.

During the year ended December 31, 2009, we received no proceeds from the exercise of stock options.

Stock Option Plans

Options granted under the stock option plans generally vest over a three or four-year service period, using the graded vesting attribution method. Options expire ten years from the date of grant. We issue new shares of LIN TV's class A common stock when options are exercised. There were 6,655,000 shares authorized for grant under the various Option Plans and 1,382,000 shares available for future grant as of December 31, 2009. Both the shares authorized and shares available exclude 1,553,000 shares under the 1998 Stock Plan, which we do not intend to re-grant and consider unavailable for future grants.

The following table provides additional information regarding our Option Plans for the year ended December 31, 2009 as follows (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price Per Share
Outstanding at the beginning of the year	3,291	$10.07
Granted during the year	3,732	2.36
Exercised or converted during the year	-	-
Forfeited during the year	(3,303)	10.04
Outstanding at the end of the year	3,720	$2.36
Exercisable or convertible at the end of the year	250
Total intrinsic value of options exercised	$-
Total fair value of options vested during the year	$-
Total fair value of options granted during the year	$8,820

The following table summarizes information about our Option Plans at December 31, 2009 (in thousands, except per share data):

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.59 to $2.07	3,059	9.4	$1.97	-	$-
$2.08 to $4.03	65	9.8	4.03	-	-
$4.04 to $8.65	596	10.0	4.19	250	8.65
	3,720		$2.37	250	$8.65

Weighted average remaining contractual life		9.5
Aggregate intrinsic value		$7,796			$6,813

The intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing price as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options and immediately sold their shares on that date. We estimate the fair value of stock options, when new options are granted or when existing option grants are modified, using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant or modification, based on a single employee group and the graded vesting approach, using the following assumptions:

	2009	2008	2007
Expected term(1)	4 to 5 years	5 to 6 years	5 to 7 years
Expected volatility (2)	67% to 87%	40% to 41%	26% to 32%
Expected dividends	$ 0.00	$ 0.00	$ 0.00
Risk-free rate (3)	0.4% to 3.6%	1.2% to 3.7%	3.3% to 5.1%

(1)
The expected term was estimated using the historical and expected terms of similar broadcast companies whose information was publicly available, as our exercise history does not provide a reasonable basis to estimate expected term.

(2)
The stock volatility for each grant is measured using the weighted-average of historical daily price changes of LIN TV's common stock since LIN TV's initial public offering in May 2002, as well as comparison to peer companies.

(3)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

Restricted Stock Awards

We granted 591,500 and 437,000 shares of restricted stock to employees and directors for the years ended December 31, 2009 and 2008, respectively. We granted no restricted stock awards during 2007. Stock granted to directors in lieu of director fees are immediately vested. As of December 31, 2009, 1,053,000 shares of restricted stock were unvested.

The following table provides additional information regarding the restricted stock awards for the year ended December 31, 2009 (in thousands, except per share data):

	Shares	Weighted Average Fair Value
Unvested at the beginning of the year	749	$8.02
Granted during the year	591	4.19
Vested during the year	(232)	9.20
Forfeited during the year	(55)	8.65
Unvested at the end of the year	1,053	$5.57
Total fair value of awards vested during the year	$566

The following table provides further information for both our restricted stock and stock option awards (in thousands):

	Year Ended December 31,
	2009	2008	2007
Total fair value of awards granted	$11,295	$3,028	$16,429
Total intrinsic value of awards exercised	$-	$106	$202
Total fair value of awards vested	$566	$1,969	$9,401

Note 9 — Fair Value Measurement

We record the fair value of certain financial assets and liabilities on a recurring basis.  The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the prescribed three-level fair value hierarchy as of December 31, 2009 and 2008 (in thousands):

	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2009:
Assets:
Deferred compensation related investments	$1,369	$-	$-	$1,369

Liabilities:
Interest rate hedge	$-	$4,181	$-	$4,181
Deferred compensation related liabilities	$1,369	$-	$-	$1,369
Equity value shortfall amount	$-	$-	$627	$627
2008:
Assets:
Deferred compensation related investments	$3,917	$-	$-	$3,917

Liabilities:
Interest rate hedge	$-	$6,493	$-	$6,493
Deferred compensation related liabilities	$3,917	$-	$-	$3,917

The following table details the change in fair value of our Level 3 liability for the year ended December 31, 2009:

Equity Value Shortfall Amount
Balance as of October 2, 2009	$1,594
Unrealized gain from the change in fair value	(967)
Balance as of December 31, 2009	$627

The fair value of interest rate hedge is determined based on the present value of future cash flows using observable inputs, including interest rates associated with a similar financial instrument using a series of three-month LIBOR-based loans through November 4, 2011.  With respect to the deferred compensation plan, the fair value of deferred compensation is determined based on the fair value of the investments selected by employees.

The fair value of the Equity Value Shortfall Amount, described further in Note 2 –“Acquisitions” is determined based on an option pricing model reflecting our assumptions about the value that market participants would place on this liability.  As of the October 2, 2009 acquisition date of RMM, the estimated fair value was $1.6 million.  Since October 2, 2009, the value of LIN TV's class A common stock has increased and as a result the fair value of the Equity Value Shortfall Amount has decreased to $0.6 million as of December 31, 2009. Therefore, we recorded a gain in other, net of $1.0 million in our consolidated statement of operations for the year ended December 31, 2009.

During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans (“2006 interest rate hedge”). The interest payments under our credit facility term loans are based on LIBOR plus an applicable margin rate. To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge liability was $4.2 million and $6.5 million at December 31, 2009 and 2008, respectively. This amount will be released into earnings over the life of the 2006 interest rate hedge through periodic interest payments.  We have recognized a gain of $0.2 million and a loss of $(0.3) million for ineffectiveness during the years ended December 31, 2009 and December 31, 2008 respectively, related to this hedge in (gain) loss on derivative instruments in our consolidated statement of operations.

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

The following table summarizes our derivative activity (in thousands):

	(Gain) Loss on Derivative Instruments			Comprehensive Gain (Loss), Net of Tax
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Mark-to-Market Adjustments on:
2.5% Exchangeable Senior Subordinated Debentures	$-	$(375)	$223	$-	$-	$-
2006 interest rate hedge	(208)	270	-	1,246	(1,622)	(1,503)
Total	$(208)	$(105)	$223	$1,246	$(1,622)	$(1,503)

The following table summarizes the balances for our derivative liability included in other liabilities in our consolidated balance sheet (in thousands):

	December 31,
	2009	2008
2006 interest rate hedge	$4,181	$6,493

Note 10 – Accumulated Other Comprehensive Loss

The balance of related after-tax components comprising accumulated other comprehensive loss are summarized below (in thousands):

	December 31,
	2009	2008
Pension tax liability	$(5,760)	$(5,740)
Pension net loss	(19,641)	(24,849)
Pension prior service costs	-	(283)
Unrealized loss on derivatives	(2,516)	(3,762)
Accumulated other comprehensive loss	$(27,917)	$(34,634)

Note 11 — Retirement Plans

401(k) Plan

We have historically provided a defined contribution plan (“401(k) Plan”) for almost all of our employees. We have historically made contributions to the 401(k) Plan on behalf of employee groups that were not covered by our defined benefit retirement plan matching 50% of the employee’s contribution up to 6% of the employee’s total annual compensation. Contributions made by us vest in 20% annual increments until the employee is 100% vested after five years. We contributed $0.5 million, $2.8 million and $2.7 million to the 401(k) Plan in the years ended December 31, 2009, 2008 and 2007, respectively. We suspended our contributions to our 401(k) Plan during 2009.  Effective January 1, 2010, we resumed company contributions to the 401(k) Plan, which will provide a 3% non-elective contribution to all eligible employees.

Retirement Plan

We have historically provided a defined benefit retirement plan to our employees who did not receive matching contributions from our Company to their 401(k) Plan accounts. Our defined benefit plan is a non-contributory plan under which we may make contributions either to: a) traditional plan participants based on periodic actuarial valuations, which are expensed over the expected average remaining service lives of current employees; or b) cash balance plan participants based on 5% of each participant’s eligible compensation.

Effective April 1, 2009, this plan was frozen and we do not expect to make additional benefit accruals to this plan.  As a result of this action, during the year ended December 31, 2009, we recorded a net curtailment gain that included a $0.4 million charge related to prior service cost and a gain to our projected benefit obligation of $4.0 million as a result of the reduction of future compensation increases.

We contributed $0.6 million to our pension plan during December 31, 2009 and $3.0 million in each of years ended December 31, 2008 and 2007. We anticipate contributing approximately $3.1 million to our pension plan in 2010 although we currently have no minimum funding requirements as defined by ERISA and federal tax laws.

We record the under-funded status of our defined benefit plan as a liability. The plan assets and benefit obligations of our defined benefit plan are recorded at fair value as of December 31, 2009.

Information regarding the change in the projected benefit obligation, the accumulated benefit obligation and the change in the fair value of plan assets, are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$110,179	$104,185	$106,507
Service cost	385	2,254	2,244
Interest cost	6,353	6,403	6,038
Actuarial loss (gain)	867	1,278	(6,505)
Benefits paid	(5,322)	(3,941)	(4,099)
Curtailment	(4,045)	-	-
Projected benefit obligation, end of period	$108,417	$110,179	$104,185
Accumulated benefit obligation	$108,417	$104,988	$98,847

Change in plan assets
Fair value of plan assets, beginning of period	$61,482	$86,080	$79,190
Actual return (loss) on plan assets	12,049	(23,669)	7,828
Employer contributions	588	3,012	3,161
Benefits paid	(5,322)	(3,941)	(4,099)
Fair value of plan assets, end of period	$68,797	$61,482	$86,080

Unfunded status of the plan	$(39,620)	$(48,697)	$(18,105)
Total amount recognized as accrued benefit liability	$(39,620)	$(48,697)	$(18,105)

The following table includes the pension-related accounts recognized on the balance sheets and the components of accumulated other comprehensive loss related to the net periodic pension benefit costs as follows (in thousands):

	December 31,
	2009	2008

Other accrued expenses (current)	$(385)	$(415)
Other liabilities (long-term)	(39,235)	(48,282)
Total amount recognized as accrued pension benefit liability	$(39,620)	$(48,697)
Accumulated other comprehensive loss:
Net loss, net of tax benefit of $12,838 and $16,431 for the years ended December 31, 2009 and 2008, respectively	$19,641	$24,849
Prior service costs, net of tax benefit $184 for the year ended December 31, 2008	-	283
Pension tax liability	5,760	5,740
Accumulated other comprehensive loss related to net periodic pension benefit cost	$25,401	$30,872

The total net loss of $19.6 million, which is net of tax, relates to deferred actuarial losses from changes in discount rates, differences between actual and assumed asset returns and differences between actual and assumed demographic experience (rates of compensation increases, rates of turnover, retirement rates and mortality rates). During the year ended December 31, 2009, as a result of the curtailment of our plan, we recognized the remaining prior service cost balance of $0.4 million, before taxes, in accumulated other comprehensive income as a component of our net periodic pension cost. During 2010, we expect to amortize net losses of $0.4 million, which are included in the accumulated other comprehensive loss, net of tax, at December 31, 2009.

Components of net periodic pension benefit cost were (in thousands):

	Year Ended December 31,
	2009	2008	2007
Service cost	$385	$2,254	$2,244
Interest cost	6,353	6,403	6,038
Expected return on plan assets	(6,610)	(6,823)	(6,220)
Amortization of prior service cost	31	123	123
Amortization of net loss	165	243	1,182
Curtailment	438	-	-
Net periodic benefit cost	$762	$2,200	$3,367

Our expected future pension benefit payments for the next 10 years are as follows (in thousands):

For Years Ended December 31,
2010	$5,145
2011	$5,029
2012	$5,006
2013	$5,194
2014	$5,546
2015 through 2019	$31,796

Weighted-average assumptions used to estimate our pension benefit obligations and to determine our net periodic pension benefit cost, and the actual long-term rate-of-return on plan assets are as follows:

	Year Ended December 31,
	2009	2008	2007
Discount rate used to estimate our pension benefit obligation	5.75%	6.00%	6.25%
Discount rate used to determine net periodic pension benefit	6.00%-7.25%	6.25%	5.75%
Rate of compensation increase	4.50%	4.50%	4.50%
Expected long-term rate-of-return plan assets	8.25%	8.25%	8.25%
Actual long-term rate-of-return on plan assets	20.4%	(27.6)%	9.90%

We used the Citigroup Pension Discount Curve to aid in the selection of our discount rate, which we believe reflects the weighted rate of a theoretical high quality bond portfolio consistent with the duration of the cash flows related to our pension liability.

We considered the current levels of expected returns on a risk-free investment, the historical levels of risk premium associated with each of our pension asset classes, the expected future returns for each of our pension asset classes and then weighted each asset class based on our pension plan asset allocation to derive an expected long-term return on pension plan assets.  During the year ended December 31, 2009, our actual long-term rate of return on plan assets was 20.4%.

As a result of the plan freeze during 2009, we have no further service cost or amortization of prior service cost related to the plan. In addition, because the plan is now frozen and participants became inactive during 2009, the net losses related to the plan included in accumulated other comprehensive income will now be amortized over the average remaining life expectancy of the inactive participants instead of average remaining service period.

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

	Target Allocation	Percentage of Plan Assets at December 31,
Asset Category	2009	2009	2008
Equity securities	70%	78%	57%
Debt securities	30%	22%	43%
	100%	100%	100%

Our actual allocation of plan assets for 2009 is not in range of our target allocation in an effort to realize potential gains associated with the equity market rebound.  During late 2009, our Retirement Committee decided to set the target allocation at 60% equity securities and 40% debt securities.  Beginning in 2010, on a quarterly basis, the funds in our plan will be rebalanced in line with this new allocation.  We continue to monitor the performance of these funds and anticipate the allocation moving in line with the target as the economic outlook stabilizes.

The following table summarizes our pension plan assets measured at fair value using the three-level fair value hierarchy established by ASC 157 as of December 31, 2009 and 2008 (in thousands):

	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 2)	(Level 3)	Total
December 31, 2009:
Guaranteed deposit account	$-	$5,094	$5,094
U.S. stock funds	34,959	-	34,959
International stock funds	8,608	-	8,608
U.S. bond funds	20,136	-	20,136
Total	$63,703	$5,094	$68,797

December 31, 2008:
Guaranteed deposit account	$-	$190	$190
U.S. stock funds	29,171	-	29,171
International stock funds	5,669	-	5,669
U.S. bond funds	26,451	-	26,451
Total	$61,291	$190	$61,481

The guaranteed deposit is invested primarily in publicly traded and privately placed debt securities and mortgage loans.  Fair value is calculated by discounting the expected future investment cash flow from both investment income and repayment of principal for each investment purchased directly for the guaranteed deposit fund. The U.S. and International stock funds and U.S. bond funds consist of various funds that are valued at the net asset value of units held by the plan at year-end as determined by the custodian, based on fair value of the underlying securities.  These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future values.  Furthermore, while we believe these valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in different fair value measurement at the reporting date.

The following table details the change in fair value of the Level 3 investments for the years ended December 31, 2009 and 2008:

Guaranteed Deposit Account
Balance as of December 31, 2007	$1,168
Interest income	56
Purchases, sales, issuances and settlements (net)	(1,034)
Balance as of December 31, 2008	190
Interest income	85
Purchases, sales, issuances and settlements (net)	4,819
Balance as of December 31, 2009	$5,094

Note 12 — Restructuring

During the second quarter of 2009, we recorded a restructuring charge of $0.5 million as a result of the consolidation of certain activities at our stations which resulted in the termination of 28 employees.  We made cash payments of $0.5 million during the year ended December 31, 2009 related to this restructuring.

During 2008, we effected a restructuring that included a workforce reduction and the cancellation of certain syndicated television program contracts.  The total charge for the plan was $12.9 million, including $4.3 million for a workforce reduction of 144 employees and $8.6 million for the cancellation of the contracts.  We made cash payments of $9.0 million during the year ended December 31, 2009 related to these restructuring activities.  Cumulatively under the plan, we have made payments of $12.6 million through December 31, 2009. As of December 31, 2009, we had $0.3 million in accrued expenses and accounts payable in the consolidated balance sheet for this restructuring and expect to make cash payments of $0.3 million during 2010 and thereafter.

During the year ended December 31, 2007, we recorded $0.3 million for temporary labor costs and made cash payments of approximately $4.3 million for severance and contractual costs related to a restructuring plan initiated in 2006.

The activity for these restructuring charges are as follows (in thousands):

	Balance as of December 31, 2007	Year Ended December 31, 2008		Balance as of December 31, 2008	Year Ended December 31, 2009		Balance as of December 31, 2009
		Charges	Payments		Charges	Payments
Severance and related	$-	$4,322	$829	$3,493	$(498)	$3,991	$-
Contractual and other	57	8,580	2,769	5,868	-	5,509	359
Total	$57	$12,902	$3,598	$9,361	$(498)	$9,500	$359

Note 13 — Related Party Transactions

Centennial Cable of Puerto Rico.  Centennial Cable of Puerto Rico, in which HMC had a substantial economic interest, provided our Puerto Rico operations with a barter agreement for advertising and promotional services which are reflected in our consolidated financial statements as discontinued operations for the year ended December 31, 2007.

Note 14 — Commitments and Contingencies

Commitments

We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2017. In addition, we have entered into commitments for future syndicated entertainment and sports programming. Future payments for these non-cancelable operating leases and agreements, and future payments associated with syndicated television programs at December 31, 2009 are as follows (in thousands):

Year	Operating Leases and Agreements	Syndicated Television Programming	Total
2010	$10,840	$25,731	$36,571
2011	5,949	22,029	27,978
2012	5,231	13,713	18,944
2013	2,533	4,604	7,137
2014	760	-	760
Thereafter	360	-	360
Total obligations	25,673	66,077	91,750
Less recorded contracts	-	(12,411)	(12,411)
Future contracts	$25,673	$53,666	$79,339

Rent expense, resulting from operating leases, was $2.1 million for the year ended December 31, 2009, and $2.2 million in each of the years ended December 31, 2008 and 2007.

Contingencies

GECC Note

GECC provided debt financing for a joint venture between NBC Universal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter (the “GECC Note”).  The GECC Note is an obligation of the joint venture. We have a 20% equity interest in the joint venture and NBC Universal has the remaining 80% equity interest, in which we and NBC Universal each have a 50% voting interest.  NBC Universal operates two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement.  NBC Universal and GECC are both majority-owned subsidiaries of General Electric Company.  LIN TV has guaranteed the payment of principal and interest on the GECC Note.

Our joint venture with NBC Universal has been adversely impacted by the current economic downturn.  The joint venture distributed no cash to NBC Universal and us during the year ended December 31, 2009.  Although the joint venture distributed cash to NBC Universal and us in the amount of $13.0 million and $12.0 million for the years ended December 31, 2008 and 2007, respectively, the cash distributions for 2008 included nonrecurring cash proceeds of $12.6 million from the sale of broadcast towers.

In light of the adverse effect of the economic downturn on the joint venture’s operating results, in 2009 we entered into the Original Shortfall Funding Agreement with NBC Universal, which provided that: a) we and NBC waived the requirement that the joint venture maintain debt service reserve cash balances of at least $15 million; b) the joint venture would use a portion of its existing debt service reserve cash balances to fund interest payments in 2009; c) NBC agreed to defer its receipt of 2008 and 2009 management fees; and d) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2010, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.  During the year ended December 31, 2009, the joint venture used approximately $14.9 million of the existing debt service cash reserves, leaving approximately $0.2 million available.  As of March 15, 2010, we have not yet provided any funding under the Original Shortfall Funding Agreement.

Because of anticipated future shortfalls at the joint venture, on March 9, 2010, NBC Universal and we entered into the 2010 Shortfall Funding Agreement covering the period through April 1, 2011.  Under the terms of the 2010 Shortfall Funding Agreement: a) the joint venture may continue to access any portion of its existing debt service reserve cash balances to fund interest payments; b) NBC will continue to defer the payment of 2008 and 2009 management fees and  defer payment of 2010 management fees through March 31, 2011 (payable subject to repayment first of any joint venture shortfall loans); and c) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.

The timing of anticipated debt service shortfalls at the joint venture is affected by the levels of working capital at the stations owned by the joint venture and their anticipated uses of working capital to fund operations and to distribute cash to the joint venture for the purpose of servicing the interest expense on the GECC Note.  We recognize liabilities under the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement when those liabilities become both probable and estimable, which result when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur.

During 2009, joint venture management provided us a revised outlook for 2009 after each quarter end, which, as of September 30, 2009, resulted in an accrual of $2.0 million for our probable and estimable obligations under the Original Shortfall Funding Agreement through the April 1, 2010 expiry of that agreement.  Due to uncertainty surrounding the joint venture’s ability to repay the shortfall loan, we concurrently impaired the loan as of September 30, 2009. Based on our latest estimate of cash flow requirements of the joint venture through April 1, 2010, our share of the estimated shortfall through April 1, 2010 is $3.0 million, of which $2.0 million was accrued as of September 30, 2009. Subsequent to September 30, 2009, we: (a) received the joint venture’s 2010 budget and (b) as noted above, entered into the 2010 Shortfall Funding Agreement to cover debt service shortfalls through April 1, 2011. Based on the 2010 budget provided by the joint venture, and our discussions with the joint venture's management, we believe there will be an additional debt service shortfall at the joint venture from April 2, 2010 through April 1, 2011 of $13.0 million to $15.0 million, of which, our share of the shortfall could be approximately $3.0 million.

As a result, we have accrued our portion of the estimated shortfalls through April 1, 2011, bringing the total accrual for our joint venture shortfall obligations to $6.0 million as of December 31, 2009.  Due to uncertainty surrounding the joint venture’s ability to repay the shortfall loans, we concurrently impaired all accrued loans to the joint venture as of December 31, 2009. As of March 15, 2010, we have not yet provided any funding under either of these agreements. We expect to fund our $3.0 million share of shortfall liabilities under the Original Shortfall Funding Agreement during the first quarter of 2010, and the remaining $3.0 million amount through the period ending April 1, 2011. We do not believe our funding obligations related to the joint venture, if any, beyond April 1, 2011 are currently estimable and probable, therefore, we have not accrued for any potential obligations beyond the $6.0 million discussed above.  However, our actual cash shortfall funding could exceed our estimate.

Our ability to honor our shortfall loan obligations under the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement is subject to compliance with restrictions under our senior credit facility and the indentures governing our senior notes.  Based on the 2010 budget provided by joint venture management, and our forecast of total leverage and consolidated EBITDA during 2010 and 2011, we expect to have the capacity within these restrictions to provide shortfall funding under the 2010 Shortfall Funding Agreement in proportion to our approximately 20 percent economic interest in the joint venture through the April 1, 2011 expiration of the 2010 Shortfall Funding Agreement.  However, there can be no assurance that we will have the capacity to provide such funding.  If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our credit facility. In addition, if the joint venture experiences further cash shortfalls beyond April 1, 2011, we may decide to fund such cash shortfalls, or to fund such shortfalls through further loans or equity contributions to the joint venture. If we are unable to make payments under the Original Shortfall Funding Agreement or the 2010 Shortfall Funding Agreement, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default.

An event of default under the GECC Note will occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due and payable, or to pay the principal amount on the maturity date.  If the joint venture fails to pay interest on the GECC Note, and neither NBC Universal nor we make a shortfall loan to fund the interest payment within 90 days of the date due and payable, an event of default would occur and GECC could accelerate the maturity of the entire amount due under the GECC Note.  Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBC Universal and us.  Upon an event of default under the GECC Note, GECC’s only recourse is to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the GECC Note.

Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined upon occurrence of the following events: a) there is an event of default; b) neither NBC Universal or us remedy the default; and c) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note.  Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between i) the total amount at which the joint venture’s assets were sold and ii) the principal amount and any unpaid interest due under the GECC Note.  As of December 31, 2009, we estimate the fair value of the television stations in the joint venture to be approximately $366 million less than the outstanding balance of the GECC note of $815.5 million.

Although we believe the probability is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note during 2010, there can be no assurances that such an event of default will not occur.  There are no financial or similar covenants in the GECC Note and, since both NBC Universal and we have agreed to fund interest payments through April 1, 2011 if the joint venture is unable to do so, NBC Universal and we are able to control the occurrence of a default under the GECC Note.
If an event of default occurs under the GECC Note, LIN TV, which conducts all of its operations through its subsidiaries, could experience material adverse consequences, including:

•
GECC, after exhausting all remedies against the joint venture, could enforce its rights under the guarantee, which could cause LIN TV to determine that LIN Television should seek to sell material assets owned by it in order to satisfy LIN TV’s obligations under the guarantee;

•
GECC’s initiation of proceedings against LIN TV under the guarantee could result in a change of control or other material adverse consequences to LIN Television, which could cause an acceleration of LIN Television’s credit facility and other outstanding indebtedness; and

•
if the GECC Note is prepaid because of an acceleration on default or otherwise, we would incur a substantial tax liability of approximately $273.6 million related to our deferred gain associated with the formation of the joint venture, exclusive of any potential NOL utilization.

On December 3, 2009, General Electric Corporation (“GE”), which wholly owns GECC, and Comcast Corporation (“Comcast”) announced a definitive agreement to form a joint venture that will be 51 percent owned by Comcast, 49 percent owned by GE and managed by Comcast.  The proposed joint venture will include NBC Universal.  As of March 15, 2010, the proposed transaction is undergoing regulatory review and it is not certain whether or when the transaction will receive the approvals required to close.  Furthermore, assuming the transaction is completed, we cannot predict the effect the joint venture between Comcast and GE may have on our joint venture with NBC Universal.

Litigation

We are currently and from time-to-time involved in litigation incidental to the conduct of our business. In the opinion of our management, such litigation as of December 31, 2009 is not likely to have a material adverse effect on our financial position, results of operations or cash flows.

Note 15 — Income Taxes

The income (loss) before income taxes was solely from domestic operations.  The provision for (benefit from) income taxes consist of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$579	$-	$792
State	452	429	512
	$1,031	$429	$1,304

Deferred:
Federal	$5,588	$(188,386)	$15,098
State	7,222	(34,208)	1,810
	12,810	(222,594)	16,908
	$13,841	$(222,165)	$18,212

The following table reconciles the amount that would be calculated by applying the 35% federal statutory rate to income (loss) before income taxes to the actual provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2009	2008	2007

Provision (benefit) assuming federal statutory rate	$8,190	$(368,394)	$16,357
State taxes, net of federal tax benefit	1,877	(34,923)	2,377
State tax law changes, net of federal tax benefit	3,597	6,195	(451)
Change in valuation allowance	(1,345)	39,036	(418)
Impairment of goodwill	60	135,591	-
Stock compensation	580	-	-
Other	882	330	347
	$13,841	$(222,165)	$18,212

Effective income tax rate on continuing operations	59.2%	21.1%	39.0%

The components of the net deferred tax liability are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax liabilities:
Deferred gain related to equity investment in NBC joint venture	$273,592	$271,279
Property and equipment	15,240	14,781
Noncontrolling interest	-	677
Deferred gain on debt repurchase	18,274	-
Other	5,842	5,828
	$312,948	$292,565

Deferred tax assets:
Net operating loss carryforwards	$(125,123)	$(100,361)
Equity investments	(14,728)	(18,165)
Intangible assets	(20,239)	(30,609)
Other	(41,812)	(54,052)
Valuation allowance	50,979	52,324
	(150,923)	(150,863)
Net deferred tax liabilities	$162,025	$141,702

We maintain a valuation allowance related to our deferred tax asset position when management believes it is more likely than not that the net deferred tax assets will not be realized in the future.  Our valuation allowance was $51.0 million as of December 31, 2009, which represents a decrease of $1.3 million for the year ended December 31, 2009.  This decrease is primarily attributable to additional taxable income generated and corresponding utilization of prior year net operating losses that were subject to a valuation allowance. Components of our valuation allowance were:

·	federal net operating loss carryforwards of $31.4 million;

·	state net operating loss carryforwards of $10.1 million;

·	state deferred tax assets of $0.8 million recorded in connection with the acquisitions of stations in 2005 and 2006; and

·	state deferred tax assets of $8.7 million related to the impairment of the broadcast licenses and goodwill.

At December 31, 2009, we had federal net operating loss carryforwards of approximately $328.6 million that begin to expire in 2021.  Additionally, we had state net operating loss carryforwards that vary by jurisdiction (tax effected, net of federal benefit) of approximately $10.1 million, expiring through 2029.

We recorded no amounts related to uncertain tax positions for the years ended December 31, 2009, 2008 and 2007.  We file a consolidated federal income tax return and we file numerous other consolidated and separate income tax returns in U.S. state jurisdictions.  Tax years 2005-2008 remain open to examination by major taxing jurisdictions.

Note 16 – Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2009	2008

Accrued acquisition costs (See Note 2 – "Acquisitions")	$3,035	$3,605
Accrued barter, net	3,978	4,831
Accrued compensation	7,303	6,614
Accrued contract costs	6,739	7,108
Accrued interest	3,617	4,535
Accrued purchase option (See Note 19 – "Supplemental Disclosure of Cash Flow Information")	-	7,688
Accrued restructuring (See Note 12 – "Restructuring")	359	9,361
Accrued shortfall loan to SVH (See Note 14 – “Commitments and Contingencies”)	6,000	-
Other accrued expenses	10,885	12,959
Total	$41,916	$56,701

Note 17 – Subsequent Events

Joint Venture with NBC Universal:

On March 9, 2010, because of anticipated future debt service shortfalls at the NBC joint venture, NBC Universal and we entered into the 2010 Shortfall Funding Agreement.  For further information on the 2010 Shortfall Funding Agreement see Note 14 – “Commitments and Contingencies”.

Note 18 -Unaudited Quarterly Data

	Quarter Ended
	March 31, 2009		June 30, 2009		September 30, 2009	December 31, 2009

Net revenues	$74,475		$82,517		$81,371	$101,111
Operating income (loss)	4,757		(25,814	)(1)	13,787	29,383	(3)
Income (loss) from continuing operations	25,006		(25,334)		(875)	10,762	(3)
Loss from discontinued operations	(284	) (2)	(162	)(2)	-	-
Net income (loss)	$24,722		$(25,496)		$(875)	$10,762

(1)	Includes an impairment charge of $39.9 million, including $37.2 million impairment to the carrying value of our broadcast licenses and $2.7 million impairment to the carrying values of our goodwill.
(2)	Includes the results of operations of Banks Broadcasting.
(3)
Includes an out of period adjustment for a gain on the exchange of equipment of $0.9 million and $0.5 million in operating income and income from continuing operations, respectively, that should have been recorded in third quarter of 2009.  We concluded this amount was immaterial to our financial statements as of September 30, 2009 and have corrected the item as an out of period adjustment.

	Quarter Ended
	March 31, 2008		June 30, 2008		September 30, 2008		December 31, 2008
	(in thousands, except share data)
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

(2)
Includes an impairment charge of $732.2 million, including $413.9 million impairment to the carrying value of our broadcast licenses, $309.6 million impairment to the carrying values of our goodwill and $8.7 million for the write-off of certain broadcast assets that have become obsolete as a result of the DTV transition.

(3)	Includes the result of operations of Banks Broadcasting.

Note 19 — Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cash paid for interest expense	$40,130	$48,777	$55,644
Cash paid for income taxes – continuing operations	$16	$1,152	$862
Cash (refunded from) paid for income taxes – discontinued operations	-	(6)	621
Cash paid for income taxes	$16	$1,146	$1,483
Non-cash investing activities:
Accrual for estimated joint venture loan	$6,000	$-	$-

KNVA-TV:
Fair value of broadcast license acquired	$-	$8,661	$-
Cash paid	-	973	-
Liabilities assumed	$-	$7,688	$-

On May 27, 2009, the FCC approved the transfer of the shares of 54 Broadcasting to Vaughan Media, LLC (“Vaughan Media”).  54 Broadcasting holds the FCC broadcast license to KNVA-TV in Austin, TX, for which we provide programming under a local marketing agreement.   On July 27, 2009, we assigned our option to purchase the shares of 54 Broadcasting to Vaughan Media, which acquired the stock of 54 Broadcasting on July 27, 2009.  Pursuant to the settlement agreement we reached on March 2, 2009 with the former shareholders of 54 Broadcasting, as a result of a complaint filed against us and Vaughan Media by 54 Broadcasting alleging that our assignment and subsequent exercise were not valid, on the date of the closing of this transfer, we made a payment of $6.0 million to 54 Broadcasting prior to Vaughan Media’s exercise of the option to purchase the shares of 54 Broadcasting.  We incurred approximately $1.7 million of legal and other expenses associated with the consummation of this transaction.

Note 20 – Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Operations	Deductions	Balance at End of Period
Allowance for doubtful accounts as of December 31, (in thousands):
2009	$2,761	$791	$(1,280)	$2,272
2008	$1,640	$2,458	$(1,337)	$2,761
2007	$1,208	$1,709	$(1,277)	$1,640
Valuation allowance on state and federal deferred tax assets as of December 31, (in thousands):
2009	$52,324	$(1,345)	$-	$50,979
2008	$13,288	$39,036	$-	$52,324
2007	$13,706	$(418)	$-	$13,288

Schedule I - Condensed Financial Information of the Registrant
LIN TV Corp.
Condensed Balance Sheets

	Year Ended December 31,
	2009	2008
ASSETS
Investment in wholly-owned subsidiaries	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accumulated losses in excess of investment in wholly-owned subsidiaries	$133,368	$136,642

Stockholders' (Deficit) Equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized,
Issued: 30,270,167 and 29,733,672 shares at December 31, 2009 and 2008, respectively
Outstanding: 29,397,349 and 27,927,244 shares at December 31, 2009 and 2008, respectively	294	294
Class B common stock, $0.01 par value, 50,000,000 shares authorized,
23,502,059 shares at December 31, 2008 and 2007, respectively, issued and outstanding;
convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at
December 31, 2009 and 2008, respectively, issued and outstanding; convertible
into an equal number of shares of Class A common stock	-	-
Additional paid-in-capital	1,104,161	1,101,919
Accumulated deficit	(1,238,058)	(1,239,090)
Total stockholders' (deficit) equity	(133,368)	(136,642)
Total liabilities and stockholders' (deficit) equity	$-	$-

LIN TV Corp.
Condensed Statement of Operations

	Year Ended December 31,
	2009	2008	2007

Share of income (loss) wholly-owned subsidiaries	$9,113	$(830,364)	$53,682
Net income (loss)	$9,113	$(830,364)	$53,682

Basic income (loss) per common share	$0.18	$(16.33)	$1.07
Diluted income (loss) per common share	$0.18	$(16.33)	$1.01

Weighted - average number of common shares outstanding used in calculating basic income (loss) per common share	51,464	50,865	50,468

Weighted - average number of common shares outstanding used in calculating diluted income (loss) per common share	51,499	50,865	55,370

LIN TV Corp.
Condensed Statement of Cash Flows

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net income (loss)	$9,113	$(830,364)	$53,682
Share of income (loss) in wholly-owned subsidiaries	(9,113)	830,364	(53,682)
Net cash used in operating activities	-	-	-
Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents at end of the period	$-	$-	$-