Form 10-Q
period 2010-03-31
LIN TELEVISION CORP; LIN TV CORP
filed 2010-04-27
CIK 931058, 1166789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding at April 22, 2010: 29,407,007 shares
LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding at April 22, 2010: 23,502,059 shares.
LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding at April 22, 2010: 2 shares.
LIN Television Corporation common stock, $0.01 par value, issued and outstanding at April 22, 2010: 1,000 shares.

Part I. Financial Information
Item 1. Unaudited Consolidated Financial Statements of LIN TV Corp.
LIN TV Corp.
Consolidated Balance Sheets
(unaudited)
	March 31,	December 31,
	2010	2009
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,674	$11,105
Restricted cash	2,000	2,000
Accounts receivable, less allowance for doubtful accounts (2010 - $2,017; 2009 - $2,272)	71,229	73,948
Program rights	1,825	2,126
Other current assets	6,168	6,402
Total current assets	90,896	95,581
Property and equipment, net	162,026	165,061
Deferred financing costs	7,834	8,389
Program rights	1,089	1,400
Goodwill	117,259	117,259
Broadcast licenses and other intangible assets, net	398,468	398,877
Other assets	3,069	3,936
Total assets	$780,641	$790,503

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$6,922	$16,372
Accounts payable	6,749	6,556
Accrued expenses	44,998	41,916
Program obligations	9,351	10,319
Total current liabilities	68,020	75,163
Long-term debt, excluding current portion	660,386	666,582
Deferred income taxes, net	163,872	162,025
Program obligations	1,699	2,092
Other liabilities	50,868	53,795
Total liabilities	944,845	959,657

Commitments and Contingencies (Note 11)

Stockholders' deficit:
Class A common stock, $0.01 par value, 100,000,000 shares authorized,
Issued: 30,279,825 and 30,270,167 shares at March 31, 2010 and December 31, 2009, respectively
Outstanding: 29,407,007 and 29,397,349 shares at March 31, 2010 and December 31, 2009, respectively	294	294
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares at March 31, 2010 and December 31, 2009, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares at March 31, 2010 and December 31, 2009, issued and outstanding; convertible into an equal number of shares of Class A common stock	-	-
Treasury stock, 872,818 shares of Class A common stock at March 31, 2010 and December 31, 2009, at cost	(7,869)	(7,869)
Additional paid-in capital	1,105,312	1,104,161
Accumulated deficit	(1,234,557)	(1,238,058)
Accumulated other comprehensive loss	(27,619)	(27,917)
Total stockholders' deficit	(164,204)	(169,154)
Total liabilities and stockholders' deficit	$780,641	$790,503

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
	2010	2009
	(in thousands, except per share data)

Net revenues	$91,845	$74,475

Operating costs and expenses:
Direct operating	29,305	26,915
Selling, general and administrative	25,424	25,616
Amortization of program rights	6,206	6,332
Corporate	5,184	4,418
Depreciation	7,100	8,126
Amortization of intangible assets	409	20
Restructuring charge	2,118	-
Gain from asset dispositions	(181)	(1,709)
Operating income	16,280	4,757

Other expense (income):
Interest expense, net	11,715	10,922
Gain on extinguishment of debt	-	(50,149)
Other, net	(701)	489
Total other expense (income), net	11,014	(38,738)

Income from continuing operations before provision for income taxes	5,266	43,495
Provision for income taxes	1,765	18,489
Income from continuing operations	3,501	25,006
Discontinued operations:
Loss from discontinued operations net of benefit from income taxes of $659 for the three months ended March 31, 2009	-	(284)
Net income	$3,501	$24,722
Basic income per common share:
Income from continuing operations	$0.07	$0.49
Loss from discontinued operations, net of tax	-	(0.01)
Net income	$0.07	$0.48

Weighted - average number of common shares outstanding used in calculating basic income per common share	52,827	51,114

Diluted income per common share:
Income from continuing operations	$0.06	$0.49
Loss from discontinued operations, net of tax	-	(0.01)
Net income	$0.06	$0.48

Weighted - average number of common shares outstanding used in calculating diluted income per common share	54,475	51,122

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.
Consolidated Statements of Stockholders' Deficit and Comprehensive Income
(unaudited, in thousands)

		Common Stock			Treasury Stock (at cost)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Comprehensive Income
		Class A	Class B	Class C
	Total Deficit	Amount	Amount	Amount
Balance at December 31, 2009	$(169,154)	$294	$235	$-	$(7,869)	$1,104,161	$(1,238,058)	$(27,917)	$(169,154)
Amortization of pension net loss, net of tax of $38	58	-	-	-	-	-		58	58	$58
Unrealized gain on cash flow hedge, net of tax of $156	240	-	-	-	-	-		240	240	240
Stock-based compensation	1,151	-	-	-	-	1,151			1,151
Net income	3,501	-	-	-	-	-	3,501		3,501	3,501
Comprehensive income - March 31, 2010										$3,799
Balance at March 31, 2010	$(164,204)	$294	$235	$-	$(7,869)	$1,105,312	$(1,234,557)	$(27,619)	$(164,204)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.
Consolidated Statements of Stockholders' Deficit and Comprehensive Income
(unaudited, in thousands)

		Common Stock			Treasury Stock (at cost)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Noncontrolling Interest	Comprehensive Income
		Class A	Class B	Class C
	Total Deficit	Amount	Amount	Amount
Balance at December 31, 2008	$(182,250)	$294	$235	$-	$(18,005)	$1,101,919	$(1,239,090)	$(34,634)	$(189,281)	$ 7,031
Amortization of prior service cost, net of tax of 3	4	-	-	-	-	-	-	4	4	-	$4
Amortization of pension net loss, net of tax of $52	78	-	-	-	-	-		78	78	-	78
Unrealized loss on cash flow hedge, net of tax of $293	441	-	-	-	-	-		441	441	-	441
Stock-based compensation	589	-	-	-	-	589			589	-
Net income (loss)	21,191	-	-	-	-	-	24,722		24,722	(3,531)	24,722
Comprehensive income - March 31, 2009											$25,245
Balance at March 31, 2009	$(159,947)	$294	$235	$-	$(18,005)	$1,102,508	$(1,214,368)	$(34,111)	$(163,447)	$ 3,500

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.
Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended March 31,
	2010	2009
	(in thousands)
OPERATING ACTIVITIES:
Net income	$3,501	$24,722
Loss from discontinued operations	-	284
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	7,100	8,126
Amortization of intangible assets	409	20
Amortization of financing costs and note discounts	1,328	977
Amortization of program rights	6,206	6,332
Program payments	(7,071)	(4,582)
Gain on extinguishment of debt	-	(50,149)
Deferred income taxes, net	1,847	18,758
Stock-based compensation	1,151	589
Gain from asset dispositions	(181	(1,709)
Other, net	(320)	2,511
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	2,719	9,693
Other assets	1,100	1,977
Accounts payable	193	(3,920)
Accrued interest expense	6,851	5,751
Other accrued expenses	(3,219)	(15,802)
Net cash provided by operating activities, continuing operations	21,614	3,578
Net cash used in operating activities, discontinued operations	-	(101)
Net cash provided by operating activities	21,614	3,477

INVESTING ACTIVITIES:
Capital expenditures	(4,045)	(1,852)
Proceeds from the sale of assets	180
Shortfall loan to joint venture with NBC Universal (Note 3)	(3,121)	-
Net cash used in investing activities	(6,986)	(1,852)

FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	4,000	66,000
Principal payments on long-term debt	(20,059	(72,330)
Net cash used in financing activities	(16,059)	(6,330)

Net decrease in cash and cash equivalents	(1,431)	(4,705)
Cash and cash equivalents at the beginning of the period	11,105	20,106
Cash and cash equivalents at the end of the period	$9,674	$15,401

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

LIN TV Corp. (“LIN TV”), together with its subsidiaries, including LIN Television Corporation (“LIN Television”), is a local television and digital media company, owning, operating and/or programming 28 television stations and interactive television station and niche web sites in 17 U.S. markets. In these notes, the terms “Company,” “LIN TV,” “we,” “us” or “our” mean LIN TV Corp. and all subsidiaries included in our unaudited consolidated financial statements.

Financial Condition

Our operating plan for the next twelve months requires that we generate cash from operations, utilize available borrowings, and make certain repayments of indebtedness, including mandatory repayments of term loans under our credit facility. Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) we generate from our operations. Our ability to sustain compliance with these financial covenants requires, during the next twelve months, a reduction in our consolidated leverage ratio and our consolidated senior leverage ratio, and an increase in our consolidated interest coverage ratio, in each case as defined in our Amended and Restated Credit Agreement (the “Amended Credit Agreement”).

Our joint venture with NBC Universal has been adversely impacted by the recent economic downturn. General Electric Capital Corporation (“GECC”) provided debt financing for the joint venture in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter (the “GECC Note”). In light of the adverse effect of the economic downturn on the joint venture’s operating results, in 2009 we entered into a shortfall funding agreement with NBC Universal, which provided that: a) we and NBC Universal waived the requirement that the joint venture maintain debt service reserve cash balances of at least $15 million; b) the joint venture would use a portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note in 2009; c) NBC Universal agreed to defer its receipt of 2008 and 2009 management fees; and d) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2010, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our respective percentage of economic interest in the joint venture (the “Original Shortfall Funding Agreement”).

Because of anticipated future shortfalls during 2010 at the joint venture, on March 9, 2010, we and NBC Universal entered into another shortfall funding agreement covering the period from April 1, 2010 through April 1, 2011 (the “2010 Shortfall Funding Agreement”).  Under the terms of the 2010 Shortfall Funding Agreement: a) the joint venture may continue to access any portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note; b) NBC Universal will continue to defer the payment of 2008 and 2009 management fees and defer payment of 2010 management fees through March 31, 2011 (payable subject to repayment first of any joint venture shortfall loans); and c) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our respective percentage of economic interest in the joint venture.

As of December 31, 2009, we had accrued $6.0 million for our probable and estimable obligations under the shortfall loan agreements, attributable to the joint venture's debt service, and due to uncertainty surrounding the joint venture's ability to repay the shortfall loans, concurrent with the recognition of these liabilities, we impaired the loans.  On March 25, 2010, pursuant to the Original Shortfall Funding Agreement, we made a shortfall loan to the joint venture in the amount of $3.1 million (the “Shortfall Loan”), resulting in a remaining shortfall funding accrual of $2.9 million as of March 31, 2010, which we expect to fund during the remainder of 2010 and through April 1, 2011. For further details on the terms of the Shortfall Loan, see Note 3 – “Equity Investments.”  For further details on the timing of debt service shortfalls and our recognition of liabilities under both the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement, see Note 11 – “Commitments and Contingencies.”

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Our significant accounting policies are described below.

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and the notes to the unaudited consolidated financial statements. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, stock-based compensation, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, litigation and net assets of businesses acquired.

Net Earnings per Common Share

Basic earnings per share (“EPS”) is based upon net income divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

The following is a reconciliation of income available to common shareholders from continuing operations and weighted-average common shares outstanding for purposes of calculating basic and diluted income per common share (in thousands):

	Three Months Ended March 31,
	2010	2009
Numerator for income per common share calculation:

Income available to common shareholders from continuing operations	$3,501	$25,006
Loss available to common shareholders from discontinued operations	-	(284)
Net income available to common shareholders	$3,501	$24,722

Denominator for income per common share calculation:

Weighted-average common shares, basic	52,827	51,114
Effect of dilutive securities:
Stock options	1,445	8
Restricted stock	203	-
Weighted-average common shares, diluted	54,475	51,122

Recently Issued Accounting Pronouncements

In January 2010, there was a revision to the disclosures required for fair value measurements.  The revision requires new disclosures, and clarifies existing guidance for disclosures about fair value measurements.  The revisions are effective for interim and annual reporting periods beginning after December 15, 2009.  We have adopted these revisions and included the required disclosures in Note 7 - “Fair Value Measurements.”

In December 2009, there was a revision to the accounting standard for the consolidation of variable interest entities. The revision eliminates the exemption for qualifying special purpose entities, requires a new qualitative approach for determining whether a reporting entity should consolidate a variable interest entity and changes the requirement for when to reassess whether a reporting entity should consolidate a variable interest entity. During February 2010, the scope of the revised standard was modified to indefinitely exclude certain entities from the requirement to be assessed for consolidation.  We adopted the new standard upon its effective date of January 1, 2010, and the adoption had no impact on our financial position or results of operations.

In October 2009, there was a revision to the accounting standard for revenue arrangements with multiple deliverables.  The revisions address how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The revisions are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We plan to adopt this guidance effective January 1, 2011, and we do not expect it to have a material impact on our financial position or results of operations.

Note 2 — Discontinued Operations

Banks Broadcasting

Our consolidated financial statements reflect the operations, assets and liabilities of the Banks Broadcasting joint venture as discontinued for all periods presented.

On April 23, 2009, Banks Broadcasting completed the sale of KNIN-TV, a CW affiliate in Boise, for $6.6 million to Journal Broadcast Corporation. As a result of the sale we received, on the basis of our economic interest in Banks Broadcasting, a distribution of $2.6 million during the year ended December 31, 2009. Following the sale of KNIN-TV on April 23, 2009, substantially all of the assets of the Banks Broadcasting joint venture have been liquidated.

Banks Broadcasting distributed no cash to us for the three months ended March 31, 2010 or 2009, and we provided no capital contributions to Banks Broadcasting during the same periods.

The carrying amounts of Banks Broadcasting assets and liabilities held for sale was zero as of March 31, 2010 and December 31, 2009, respectively. The following presents summarized information for the discontinued operations (in thousands):

	Three Months Ended March 31,
	2010	2009

Net revenues	$-	$632
Operating loss	-	(1,998)
Net loss	-	(284)

The operating loss for the three months ended March 31, 2009 includes an impairment charge of $1.9 million to reduce the carrying value of broadcast licenses to fair value based on the final sale price of KNIN-TV of $6.6 million. Net loss for the three months ended March 31, 2009 reflects LIN TV’s 50% share of net losses of Banks Broadcasting, net of taxes and non operating items to adjust the carrying value of the non-controlling interest to reflect the estimated amounts due to the minority shareholders upon liquidation of Banks Broadcasting.

Note 3 — Equity Investments

Joint Venture with NBC Universal

We own a 20.38% interest in Station Venture Holdings, LLC (“SVH”), a joint venture with NBC Universal, and account for our interest using the equity method as we do not have a controlling interest. SVH wholly owns Station Venture Operations, LP (“SVO”), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture. The following presents summarized financial information of SVH (in thousands):

	Three Months Ended March 31,
	2010	2009

Cash distributions to SVH from SVO	$958	$16,252

Income to SVH from SVO	$13,853	$2,728
Other expense, net (primarily interest on the GECC Note)	(16,493)	(16,491)
Net loss of SVH	$(2,640)	$(13,763)

Cash distributions from SVH to LIN Television	$-	$-
Shortfall loans from LIN Television to SVH	$3,121	$-

Beginning in 2009, we did not recognize our 20.38% share of SVH’s net loss, because the investment was written down to zero during the year ended December 31, 2008, and accordingly we suspended recognition of equity method gains and losses.

During the year ended December 31, 2009, we recognized a contingent liability of $6.0 million based on our estimate of amounts that we expected to loan to the joint venture pursuant to the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement with NBC Universal.  Due to uncertainty surrounding the joint venture's ability to repay the shortfall loans, concurrent with the recognition of these liabilities we impaired the loans in full.

On March 25, 2010, pursuant to the Original Shortfall Funding Agreement, we made a shortfall loan to the joint venture in the amount of $3.1 million, representing our 20.38% share in cumulative debt service shortfalls at the joint venture.  Concurrent with our funding of the $3.1 million Shortfall Loan, NBC Universal funded a shortfall loan to the joint venture in the amount of $12.2 million, in respect of its 79.62% share in the cumulative debt service shortfalls at the joint venture.  Upon funding the Shortfall Loan, we have a remaining shortfall funding accrual of $2.9 million as of March 31, 2010, which we expect to fund during the remainder of 2010 and through April 1, 2011.  As of the date of this report, this $2.9 million liability continues to reflect our best estimate of our probable obligations under the 2010 Shortfall Funding Agreement. We do not believe our funding obligations related to the joint venture, if any, beyond April 1, 2011 are currently estimable and probable, therefore, we have not accrued for any potential obligations beyond the $2.9 million discussed above. However, our actual cash shortfall funding could exceed our estimate.

Because it was fully impaired, the Shortfall Loan receivable from the joint venture is carried at zero on our balance sheet as of March 31, 2010.  The loan bears interest at 8% annually, payable quarterly in arrears, and has no maturity date.  Payments of principal and interest under the Shortfall Loan are allocated between us and NBC Universal based on our respective economic interests in the joint venture, and are applied first toward the principal amount owed under the Shortfall Loan, and second toward the payment of accrued interest.  Principal and interest payments are payable only if the joint venture has available cash on hand in excess of amounts required by the joint venture to fund its quarterly interest payments on the GECC Note.

For further details on the timing of debt service shortfalls and our recognition of liabilities under both the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement see Note 11 – “Commitments and Contingencies.”

Note 4 — Intangible Assets

The following table summarizes the carrying amount of intangible assets (in thousands):

	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$117,259	$-	$117,259	$-
Broadcast licenses	391,801	-	391,801	-
Intangible assets subject to amortization (1)	14,403	(7,736)	14,403	(7,327)
Total intangible assets	$523,463	$(7,736)	$523,463	$(7,327)
__________
(1)
Intangible assets subject to amortization are amortized on a straight line basis and include acquired customer relationships, brand names, non-compete agreements, internal-use software, favorable operating leases, tower rental income leases, option agreements and network affiliations.

Note 5 — Debt

We guarantee substantially all of LIN Television’s debt. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee the Company’s senior secured credit facility, 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B on a joint-and-several basis.

Debt consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Senior secured credit facility:
Revolving credit loans	$192,000	$204,000
Term loans	58,000	61,975
6½% Senior Subordinated Notes due 2013	275,883	275,883
$141,316 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $4,603 and $4,965 at March 31, 2010 and December 31, 2009, respectively	136,713	136,351
$2,157 LIN-RMM Note, net of discount of $120 and $160 at March 31, 2010 and December 31, 2009, respectively	2,037	1,997
$1,514 and 1,598 RMM Note, net of premium of $102 and $112 at March 31, 2010 and December 31, 2009, respectively	1,616	1,710
$1,121 RMM Bank Note, net of discount of $62 and $83 at March 31, 2010 and December 31, 2009, respectively	1,059	1,038
Total debt	667,308	682,954
Less current portion	6,922	16,372
Total long-term debt	$660,386	$666,582

We repaid $4.0 million of principal on the term loans, related to mandatory quarterly payments under our senior secured credit facility, from operating cash balances during the three months ended March 31, 2010.

On April 12, 2010, LIN Television completed an offering of its 8⅜% Senior notes due 2018 (the “Senior notes”) in an aggregate principal amount of $200.0 million, and used the proceeds of such notes to repay amounts outstanding under our senior secured credit facility, which resulted in a reduction of our revolving credit commitments, from $225.0 million to $76.1 million. The current portion of long-term debt as of March 31, 2010 reflects the reduction in mandatory principal amortization of the term loans as a result of a repayment of principal on our term loans on April 12, 2010.  For further description of the Senior notes offering and the use of proceeds see Note 12 – “Subsequent Events.” These notes are guaranteed by us and by all of LIN Television’s wholly-owned subsidiaries.

During the three months ended March 31, 2009, we purchased a total notional amount of $79.7 million and $42.0 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively, under a Rule 10b5-1 plan. The total purchase price for both classes was $68.4 million, resulting in a gain on extinguishment of debt of $50.1 million, net of a write-off of deferred financing fees and discount related to the Notes of $1.3 million and $1.9 million, respectively.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	March 31, 2010	December 31, 2009

Carrying amount	$667,308	$682,954
Fair value	592,506	616,247

Note 6 — Derivative Financial Instruments

We use derivative financial instruments in the management of our interest rate exposure for our long-term debt, principally our credit facility. In accordance with our policy, we do not enter into derivative instruments unless there is an underlying exposure and we do not enter into derivative financial instruments for speculative trading purposes.

During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans (the “2006 interest rate hedge”). To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility, which expires in November 2011. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge liability was $3.8 million and $4.2 million at March 31, 2010 and December 31, 2009, respectively, and is included in other liabilities in our consolidated balance sheet.

During the three months ended March 31, 2010 and March 31, 2009, we recorded a charge of $9 thousand and $0.2 million, respectively, to our consolidated statement of operations, associated with the ineffective portion of this swap.

As a result of the April 12, 2010 repayment of $45.9 million of principal on our term loans, as described further in Note 12 – “Subsequent Events”, the interest rate hedge ceased to be highly effective in hedging the variable rate cash flows associated with our term loans, and therefore, the portion of the fair value recognized in accumulated other comprehensive loss, approximately $3.6 million, will be recognized as a charge to our consolidated statement of operations during the second quarter of 2010.

The 2006 interest rate hedge is carried on our consolidated balance sheet as other liabilities at fair value, which is calculated using the discounted expected future cash outflows from a series of three-month LIBOR strips through November 4, 2011, the same maturity date as our credit facility. The fair value of this derivative was calculated by using observable inputs (Level 2) as defined under the three-level fair value hierarchy.

The following table summarizes our derivative activity during the three months ended March 31 (in thousands):

	Loss on Derivative Instruments		Comprehensive Income, Net of Tax
	2010	2009	2010	2009
Mark-to-Market Adjustments on:
2006 interest rate hedge	$9	$220	$240	$441
`

Note 7 – Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the three-level fair value hierarchy as of March 31, 2010 and December 31, 2009 (in thousands):

	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
2010:
Assets:
Deferred compensation related investments	$1,392	$-	$-	$1,392

Liabilities:
Interest rate hedge	$-	$3,794	$-	$3,794
Deferred compensation related liabilities	$1,392	$-	$-	$1,392

2009:
Assets:
Deferred compensation related investments	$2,454	$-	$-	$2,454

Liabilities:
Interest rate hedge	$-	$4,181	$-	$4,181
Deferred compensation related liabilities	$2,454	$-	$-	$2,454
Equity value shortfall amount	$-	$-	$627	$627

The fair value of our deferred compensation plan is determined based on the fair value of the investments selected by employees.

The following table details the change in fair value of our Level 3 liability for the three months ended March 31, 2010:

Equity Value Shortfall Amount
Balance as of December 31, 2009	$627
Unrealized gain from the change in fair value	(627)
Balance as of March 31, 2010	$-

The equity value shortfall amount is a liability that was incurred in connection with the acquisition of Red McCombs Media, LP (“RMM”) on October 2, 2009.  The fair value of the equity value shortfall amount is determined based on an option pricing model reflecting our assumptions about the value that market participants would place on this liability. As of December 31, 2009, the estimated fair value was $0.6 million. Since December 31, 2009, the value of our class A common stock has increased, and as a result, the fair value of the equity value shortfall amount has decreased to zero as of March 31, 2010.

Therefore, we recorded a gain of $0.6 million in other, net, during the quarter ended March 31, 2010.  On the April 2, 2010 six-month anniversary date of the acquisition of RMM, the fair value of our class A common stock which comprised the merger consideration exceeded $4.5 million.  Therefore, the equity value shortfall amount was zero and the liability was permanently relieved from our consolidated balance sheet.

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension benefit cost and the contributions to the 401(k) Plan and to the retirement plans (in thousands):

	Three Months Ended March 31,
Net periodic pension benefit cost:	2010	2009
Service cost	$-	$400
Interest cost	1,521	1,615
Expected return on plan assets	(1,612)	(1,687)
Amortization of prior service cost	-	31
Amortization of net loss	96	196
Curtailment	-	438
Net periodic benefit cost	$5	$993
Contributions
401(k) Plan	$876	$272
Retirement plans	-	-
Total contributions	$876	$272

We expect to make contributions of $2.7 million to our defined benefit retirement plans during the remainder of 2010. See Note 11 — “Retirement Plans” included in Item 15 of our Annual Report on Form 10-K (“10-K”) for the year ended December 31, 2009 for a full description of our retirement plans.

We recorded a curtailment during the three months ended March 31, 2009 as a result of freezing benefit accruals to the plan during 2009. The $0.4 million charge relates to the recognition of the prior service cost associated with the plan. Furthermore, during the three months ended March 31, 2009, we suspended contributions to our 401(k) Plan.  Effective January 1, 2010, we resumed company contributions to the 401(k) Plan, whereby we provide a 3% non-elective contribution to all eligible employees.

Note 9 — Restructuring

During the three months ended March 31, 2010, we recorded a restructuring charge of $2.1 million as a result of the consolidation of certain activities at our stations and our corporate headquarters, which resulted in the termination of 41 employees. During the three months ended March 31, 2010, we made cash payments of $2.0 million related to this restructuring and expect to make cash payments of $0.1 million during the remainder of 2010.

As of March 31, 2010, we had a remaining liability of $0.3 million related to the cancellation of certain programming and other contracts in 2008.  We expect to make cash payments of $0.3 million related to this restructuring through 2012.

Note 10 — Income Taxes

We recorded a provision for income taxes of $1.8 million and $18.5 million for the three months ended March 31, 2010 and 2009, respectively. Our effective income tax rate was 33.5% and 42.5% for the three months ended March 31, 2010 and 2009, respectively. The decrease in the tax provision and effective income tax rate was primarily a result of a taxable gain on extinguishment of debt that was recognized during the three months ended March 31, 2009, which did not recur in the three months ended March 31, 2010.

Note 11 — Commitments and Contingencies

Commitments

We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2017. The following table summarizes all of our estimated future cash payments related to these agreements, including amendments to certain operating contracts since December 31, 2009.

Operating Leases and Agreements
2010	$16,030
2011	11,101
2012	10,383
2013	2,533
2014	760
Thereafter	360
Total obligations	$41,167

GECC Note

GECC provided debt financing for the joint venture between NBC Universal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter. We have a 20.38% equity interest in the joint venture and NBC Universal has the remaining 79.62% equity interest, in which we and NBC Universal each have a 50% voting interest.  NBC Universal operates the two television stations, KXAS-TV, an NBC Universal affiliate in Dallas, and KNSD-TV, an NBC Universal affiliate in San Diego, pursuant to a management agreement.  NBC Universal and GECC are both majority-owned subsidiaries of General Electric Co. LIN TV has guaranteed the payment of principal and interest on the GECC Note.

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

In light of the adverse effect of the economic downturn on the joint venture’s operating results, in 2009 we entered into the Original Shortfall Funding Agreement with NBC Universal, which provided that: a) we and NBC Universal waived the requirement that the joint venture maintain debt service reserve cash balances of at least $15 million; b) the joint venture would use a portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note in 2009; c) NBC Universal agreed to defer its receipt of 2008 and 2009 management fees; and d) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2010, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our respective percentage of economic interest in the joint venture.

Because of anticipated future shortfalls during 2010 at the joint venture, on March 9, 2010, we and NBC Universal entered into the 2010 Shortfall Funding Agreement covering the period through April 1, 2011.  Under the terms of the 2010 Shortfall Funding Agreement: a) the joint venture may continue to access any portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note; b) NBC Universal will continue to defer the payment of 2008 and 2009 management fees and defer payment of 2010 management fees through March 31, 2011 (payable subject to repayment first of any joint venture shortfall loans); and c) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our respective percentage of economic interest in the joint venture.

Based on the 2010 budget provided by the joint venture, and our discussions with the joint venture's management, as of December 31, 2009, we accrued our portion of the estimated debt service shortfalls through April 1, 2011, bringing the total accrual for our joint venture shortfall obligations to $6.0 million as of December 31, 2009. Due to uncertainty surrounding the joint venture’s ability to repay the shortfall loans, we concurrently impaired all accrued loans to the joint venture as of December 31, 2009.

On March 25, 2010, pursuant to the Original Shortfall Funding Agreement, we made the Shortfall Loan to the joint venture in the amount of $3.1 million, representing our 20.38% share in cumulative debt service shortfalls at the joint venture through April 1, 2010.  Concurrent with our funding of the Shortfall Loan, NBC Universal funded a shortfall loan to the joint venture in the amount of $12.2 million, in respect of its 79.62% share in the cumulative debt service shortfalls at the joint venture.  Upon funding the Shortfall Loan, we have a remaining shortfall funding accrual of $2.9 million as of March 31, 2010, which we expect to fund during the remainder of 2010 and through April 1, 2011.  As of the date of this report, this $2.9 million liability continues to reflect our best estimate of our probable obligations under the 2010 Shortfall Funding Agreement. However, our actual cash shortfall funding could exceed this estimate. We do not believe our funding obligations related to the joint venture, if any, beyond April 1, 2011 are currently estimable and probable, therefore, we have not accrued for any potential obligations beyond the $2.9 million discussed above. However, our actual cash shortfall funding could exceed our estimate.

Our ability to honor our shortfall loan obligations under the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement is subject to compliance with restrictions under our Amended Credit Agreement  and the indentures governing our 6½% senior subordinated notes, 6½% senior subordinated notes – Class B and 8⅜% senior notes. Based on the 2010 budget provided by joint venture management, and our forecast of total leverage and consolidated EBITDA during 2010 and 2011, we expect to have the capacity within these restrictions to provide shortfall funding under the 2010 Shortfall Funding Agreement in proportion to our 20.38% economic interest in the joint venture through the April 1, 2011 expiration of the 2010 Shortfall Funding Agreement. However, there can be no assurance that we will have the capacity to provide such funding. If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our senior secured credit facility. In addition, if the joint venture experiences further cash shortfalls beyond April 1, 2011, we may decide to fund such cash shortfalls, or to fund such shortfalls through further loans or equity contributions to the joint venture. If we are unable to make payments under the Original Shortfall Funding Agreement or the 2010 Shortfall Funding Agreement, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default.

An event of default under the GECC Note will occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due and payable, or to pay the principal amount on the maturity date. If the joint venture fails to pay interest on the GECC Note, and neither NBC Universal nor we make a shortfall loan to fund the interest payment within 90 days of the date due and payable, an event of default would occur and GECC could accelerate the maturity of the entire amount due under the GECC Note. Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the GECC Note is prohibited unless agreed upon by both NBC Universal and us. Upon an event of default under the GECC Note, GECC’s only recourse is to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the GECC Note. Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBC Universal and us.

Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined (the “Guarantee Amount”) upon occurrence of the following events: a) there is an event of default; b) neither NBC Universal nor we remedy the default; and c) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note. Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between i) the total amount at which the joint venture’s assets were sold and ii) the principal amount and any unpaid interest due under the GECC Note.  As of December 31, 2009, we estimated that the fair value of the television stations in the joint venture to be approximately $366 million less than the outstanding balance of the GECC Note of $815.5 million.

We believe the probability is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note during 2010, although there can be no assurances that such an event of default will not occur.  There are no financial or similar covenants in the GECC Note and, since both NBC Universal and we have agreed to fund interest payments if the joint venture is unable to do so during 2010 and through April 1, 2011, NBC Universal and we are able to control the occurrence of a default under the GECC Note.

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

·
GECC’s initiation of proceedings against LIN TV under the guarantee, if they result in material adverse consequences to LIN Television, could cause an acceleration of LIN Television’s credit facility and other outstanding indebtedness; and

·
if the GECC Note is prepaid because of an acceleration on default or otherwise, we would incur a substantial tax liability of approximately $273.6 million related to our deferred gain associated with the formation of the joint venture.

Note 12 — Subsequent Events

On April 12, 2010, LIN Television Corporation completed the issuance and sale of $200.0 million in aggregate principal amount of its 8⅜% Senior notes due 2018 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended.

The Senior notes will mature on April 15, 2018, and interest is payable on the Senior notes April 15 and October 15 of each year, commencing October 15, 2010.  Proceeds from the issuance of the Senior notes were used to repay $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of our senior secured credit facility.

LIN TV Corp.
Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements reflect the operations, assets and liabilities of the Banks Broadcasting joint venture as discontinued for all periods presented.

Special Note about Forward-Looking Statements

This report contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under this caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe them to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. We cannot assure you that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those discussed under the caption “Item 1A. Risk Factors” of our 10-K for the year ended December 31, 2009.

Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Executive Summary

Our Company owns, operates and/or programs 28 television stations and interactive television station and niche web sites in 17 mid-sized markets in the United States. Our operating revenues are derived primarily from the sale of advertising time to local and national advertisers and, presently, to a lesser extent, from digital revenues, network compensation, barter and other revenues.

During the three months ended March 31, 2010, we continued to experience recovery compared to the same period in 2009.  Net revenues increased by 23% to $91.8 million, compared to $74.5 million for the same quarter in 2009.  The increase was driven primarily by recovery in core local and national advertising.   Further, the first quarter of 2010 included incremental advertising revenue from the 2010 Olympic Winter Games and the benefit from increased political and issue advertising compared to the same quarter in 2009.

On March 25, 2010, we made a shortfall loan to our joint venture with NBC Universal in the amount of $3.1 million, resulting in a remaining shortfall funding accrual of $2.9 million as of March 31, 2010, which we expect to fund during the remainder of 2010 and through April 1, 2011.

On April 12, 2010, LIN Television completed the issuance and sale of $200.0 million in aggregate principal amount of its 8⅜% Senior notes due 2018, and used the proceeds of this issuance to repay $148.9 million of  principal on our revolving credit facility and $45.9 million principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of our senior secured credit facility.  For further information regarding the terms of these notes see Liquidity and Capital Resources.

Critical Accounting Policies and Estimates and Recently Issued Accounting Pronouncements

Certain of our accounting policies, as well as estimates we make, are critical to the presentation of our financial condition and results of operations since they are particularly sensitive to our judgment. Some of these policies and estimates relate to matters that are inherently uncertain. The estimates and judgments we make affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets and goodwill, receivables and investments, program rights, income taxes, stock-based compensation, employee medical insurance claims, pensions, useful lives of property and equipment, contingencies, barter transactions, acquired asset valuations and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and it is possible that such differences could have a material impact on our consolidated financial statements. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements” included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 - “Summary of Significant Accounting Policies” included in Item 15. "Exhibits and Financial Statement Schedules" of our 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In December 2009, there was a revision to the accounting standard for the consolidation of variable interest entities. The revision eliminates the exemption for qualifying special purpose entities, requires a new qualitative approach for determining whether a reporting entity should consolidate a variable interest entity and changes the requirement for when to reassess whether a reporting entity should consolidate a variable interest entity. During February 2010, the scope of the revised standard was modified to indefinitely exclude certain entities from the requirement to be assessed for consolidation.  We adopted the new standard upon its effective date of January 1, 2010, and the adoption had no impact on our financial position or results of operations.

In October 2009, there was a revision to the accounting standard for revenue arrangements with multiple deliverables.  The revisions address how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The revisions are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We plan to adopt this guidance effective January 1, 2011, and we do not expect it to have a material impact on our financial position or results of operations.

Results of Operations

Our consolidated financial statements reflect the operations, assets and liabilities of the Banks Broadcasting joint venture as discontinued for all periods presented. Set forth below are key components that contributed to our operating results (in thousands):

	Three Months Ended March 31,
	2010	2009	% change	% of Gross revenues

Local time sales	$56,055	50,402	11%	54%
National time sales	28,213	21,945	29%	27%
Political time sales	3,433	519	561%	3%
Digital revenues	13,158	8,935	47%	13%
Network compensation	940	923	2%	1%
Barter revenues	1,308	884	48%	1%
Other revenues	889	991	-10%	1%
Total gross revenues	103,996	84,599	23%	100%
Agency commissions	(12,151)	(10,124)	20%	(12)%
Net revenues	91,845	74,475	23%	88%

Operating costs and expenses:
Direct operating	29,305	26,915	9%
Selling, general and administrative	25,424	25,616	(1)%
Amortization of program rights	6,206	6,332	(2)%
Corporate	5,184	4,418	17%
Depreciation	7,100	8,126	(13)%
Amortization of intangible assets	409	20	1945%
Restructuring charge	2,118	-	-
Gain from asset dispositions	(181)	(1,709)	(89)%
Total operating expenses	75,565	69,718	8%
Operating income	$16,280	$4,757	242%

Period Comparison

Revenues

Net revenues consist primarily of national, local and political advertising revenues, net of sales adjustments and agency commissions. Additional but less significant amounts are generated from Internet revenues, retransmission consent fees, barter revenues, network compensation, production revenues, tower rental income and station copyright royalties.

Net revenues increased $17.4 million, or 23%, for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. The increase was primarily due to: (a) an increase in national advertising revenues of $6.3 million; (b) an increase in local advertising sales of $5.7 million; (c) an increase in political revenue of $2.9 million; and (d) an increase in digital revenue of $4.2 million. These increases were partially offset by an increase in agency commissions of $2.0 million.

The 23% increase in local and national advertising revenues is primarily due to economic recovery relative to the same period in the prior year, which resulted in increased advertising spending in our markets. In particular, the automotive category, which represented 23% of our core advertising sales for the quarter ended March 31, 2010, increased by 54% to $19.3 million, compared to $12.5 million for the same quarter in 2009. The increase in political revenues during the three months ended March 31, 2010, compared to the same period last year, is primarily the result of Congressional, state and local elections which take place in even numbered years as well as growth in issue advertising compared to the same period in 2009.  The increase in digital revenues for the three months ended March 31, 2010, compared to the same period last year, is primarily due to incremental revenues from the acquisition of RMM in October 2009, growth in internet advertising revenues resulting from increased traffic to our internet web sites, growth in retransmission consent revenues as a result of contractual rate increases in per subscriber fees and an increase in subscriber levels compared to the first quarter of 2009.

Operating Costs and Expenses

Operating costs and expenses increased $5.8 million, or 8%, primarily due to incremental direct operating, selling, general and administrative expenses associated with RMM, our online advertising business which was acquired in October 2009, and a $2.1 million restructuring charge recognized during the first quarter of 2010. Excluding RMM and the first quarter 2010 restructuring charge, operating expenses at our television stations and corporate offices decreased 1% compared to the same quarter in the prior year, primarily as a result of headcount reductions effected during 2009, offset by increases in employee benefits expense primarily associated with the reinstatement of matching contributions to the Company’s 401(k) Plan starting in 2010, which were approximately $0.9 million during the three months ended March 31, 2010. Additionally, gain from asset dispositions decreased $1.5 million compared to the same period last year, as a result of a gain of $1.7 million recorded during the three months ended March 31, 2009 from the Federal Communications Commission (“FCC”) mandated spectrum exchange with Sprint Nextel, which did not recur during the three months ended March 31, 2010.

Other expense (income)

Other expense (income), net decreased $49.8 million, primarily due to the gain on extinguishment of debt of $50.1 million that we recorded during the three months ended March 31, 2009 as a result of the purchase of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, which did not recur in the three months ended March 31, 2010.  Additionally, interest expense, net, increased $0.8 million, or 7%, for the three months ended March 31, 2010, compared to the same period last year due to higher average borrowings outstanding under our senior secured credit facility, offset by lower interest expense related to our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B. The following summarizes the components of our interest expense, net (in thousands):

	Three Months Ended March 31,
	2010	2009
Components of interest expense
Senior secured credit facility	$3,269	$1,811
6½% Senior Subordinated Notes	4,664	5,184
6½% Senior Subordinated Notes -- Class B	2,752	3,152
RMM Notes	106	-
Other interest costs	924	775
Total interest expense, net	$11,715	$10,922

Provision for Income Taxes

Provision for income taxes decreased $16.7 million to $1.8 million for the quarter ended March 31, 2010. Our effective income tax rate was 33.5% and 42.5% for the three months ended March 31, 2010 and 2009, respectively. The decrease in the tax provision and effective income tax rate was primarily a result of the taxable gain on extinguishment of debt that was recognized during the three months ended March 31, 2009, which did not recur during the three months ended March 31, 2010.  As permitted by the American Recovery and Reinvestment Act of 2009, that gain was deferred and will be recognized for tax purposes over a five year period commencing in 2014.

Results of Discontinued Operations

Our consolidated financial statements reflect the operations of the Banks Broadcasting joint venture as discontinued for all periods presented. Income (loss) from discontinued operations was zero and $(0.3) million for the three months ended March 31, 2010, and 2009, respectively. Included in the loss for the three months ended March 31 2009, is an impairment charge to the broadcast license of KNIN-TV, the CW affiliate in Boise of $1.9 million, net of non-controlling interest and taxes, as a result of the adjustment to the purchase price of KNIN-TV in April 2009.  KNIN-TV was sold on April 23, 2009, and following the sale of KNIN-TV, substantially all of the assets of Banks Broadcasting have been liquidated.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior secured credit facility. At March 31, 2010, we had unrestricted cash and cash equivalents of $9.7 million and a $225.0 million revolving credit facility, of which $33.0 million was available, subject to certain covenant restrictions.

Our total outstanding debt as of March 31, 2010 was $667.3 million. This excludes the contingent obligation associated with our guarantee of the $815.5 million GECC Note associated with our joint venture with NBC Universal (see Note 11 - “Commitments and Contingencies” for further details). The outstanding debt under our credit facility is due November 14, 2011 and both of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B are due May 15, 2013.

Our operating plan for the next twelve months requires that we generate cash from operations, utilize available borrowings, and make certain repayments of indebtedness, including mandatory repayments of term loans under our credit facility. Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) we generate from our operations. Our ability to sustain compliance with these financial covenants requires, during the next twelve months, a reduction in our consolidated leverage ratio and our consolidated senior leverage ratio, and an increase in our consolidated interest coverage ratio, in each case as defined in our Amended and Restated Credit Agreement (the “Amended Credit Agreement”).  As of March 31, 2010, we were in compliance with all financial and non-financial covenants in the Amended Credit Agreement.

Our future ability to generate cash from operations and from borrowings under our credit facility could be adversely affected by a number of risks, which are discussed in the Liquidity and Capital Resources section within Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in item 1A.  "Risk Factors", in our 10-K for the year ended December 31, 2009.

Our liquidity position during the three months ended March 31, 2010 was affected by, and during the remainder of 2010 will primarily be affected by, the following:

•
During the three months ended March 31, 2010, we experienced a 23% increase in revenues compared to the same period in 2009.  During the remainder of 2010, we expect that continued recovery compared to the prior year, along with incremental political revenues generated in 2010, will favorably impact our liquidity position.

•
Our joint venture with NBC Universal has been adversely impacted by the current economic downturn. As described in our 10-K for the year ended December 31, 2009, during 2009 we entered into the Original Shortfall Funding Agreement with NBC Universal. Because of anticipated future cash shortfalls during 2010 at the joint venture, on March 9, 2010, we and NBC Universal entered into the 2010 Shortfall Funding Agreement covering the period through April 1, 2011.  Under the terms of the 2010 Shortfall Funding Agreement, we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our respective percentage of economic interest in the joint venture. As of December 31, 2009, we had accrued $6.0 million for our probable and estimable obligations under the shortfall loan agreements, attributable to the joint venture's debt service. On March 25, 2010, pursuant to the Original Shortfall Funding Agreement, we made a shortfall loan to the joint venture in the amount of $3.1 million, resulting in a remaining shortfall funding accrual of $2.9 million as of March 31, 2010, which we expect to fund during the remainder of 2010 and through April 1, 2011.

•
As described further below in “Description of Indebtedness”, on April 12, 2010 LIN Television completed an offering of its 8⅜% Senior notes in an aggregate principal amount of $200.0 million, and used the proceeds of such offering to repay amounts outstanding under our senior secured credit facility.  In connection with the offering, we made a mandatory prepayment of our revolving credit loans and our term loans, which resulted in a reduction of our revolving credit commitments, from $225.0 million to $76.1 million.  Further, as a result of the $45.9 million repayment of principal on our term loans, the mandatory annual principal amortization of term loans was reduced from $15.9 million to $3.3 million.

Contractual Obligations

The following table summarizes the estimated future cash payments related to our debt obligations as a result of LIN Television’s issuance and sale of $200.0 million of its Senior notes on April 12, 2010, payment of a portion of our outstanding revolving credit and term loans, and amendments to certain operating contracts since December 31, 2009.  The amounts shown are as of March 31, 2010, and reflect the commitments associated with the April 12, 2010 Senior note offering. For further information see “Description of Indebtedness.”

	2010	2011-2012	2013-2014	2015 and thereafter	Total
	(in thousands)

Principal payments and mandatory redemptions on debt(1)	$6,925	$53,039	$417,199	$200,000	$677,163
Cash interest on debt(2)	43,404	88,076	36,032	55,135	222,647
Operating agreements(3)	14,722	20,442	2,636	-	37,800

(1)
We are obligated to make mandatory quarterly principal payments and to use proceeds of asset sales not reinvested to pay-down the term loans under our credit facility. Additionally, we are required to make mandatory prepayments of principal on our term loans subject to a computation of excess cash following the delivery of our year-end financial statements as described in “Description of Indebtedness” in our 10-K for the year ended December 31, 2009. We are also obligated to repay in full our credit facility on November 4, 2011, and each of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B on May 15, 2013. The amount does not include any potential amounts that may be paid related to the GECC Note as described in Note 11 – “Commitments and Contingencies.”

(2)
We have contractual obligations to pay cash interest on our credit facility, as well as commitment fees of 0.750% on our revolving credit facility through November 2011, and on each of our 6½% Senior Subordinated Notes and our 6½% Senior Subordinated Notes – Class B through 2013, our 8⅜% Senior notes through 2018, and our RMM Notes, as described in “Description of Indebtedness” in our 10-K for the year ended December 31, 2009

(3)
We have entered into a variety of agreements for services used in the operation of our stations including rating services, consulting and research services, news video services, news weather services, marketing services and other operating contracts under non-cancelable operating agreements.

Other than as shown above, there were no material changes in our contractual obligations from those shown in Liquidity and Capital Resources within Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 10-K for the year ended December 31, 2009.

Summary of Cash Flows

The following presents summarized cash flow information (in thousands):

	Three Months Ended March 31,		2010 vs. 2009
	2010	2009
Cash provided by operating activities	$21,614	$3,477	$18,137
Cash used in investing activities	(6,986)	(1,852)	(5,134)
Cash used in financing activities	(16,059)	(6,330)	(9,729)
Net decrease in cash and cash equivalents	$(1,431)	$(4,705)	$(3,274)

Net cash provided by operating activities increased $18.1 million to $21.6 million for the three months ended March 31, 2010 compared to the same period in the prior year. This increase was primarily attributable to an increase in operating income of $11.5 million, and changes in working capital largely due to payments made in the first quarter of 2009 related to a restructuring plan announced in the fourth quarter of 2008, which did not recur in 2010.

Net cash used in investing activities increased $5.1 million to $7.0 million for the three months ended March 31, 2010 compared to the same period in the prior year. The increase is primarily due to an increase in capital expenditures of $2.2 million, and a shortfall loan of $3.1 million made to our joint venture with NBC Universal during the quarter ending March 31, 2010.

Net cash used in financing activities increased $9.7 million to $16.1 million for the three months ended March 31, 2010 compared to the same period in the prior year. The increase is primarily due to an increase in net principal payments on long-term debt when compared to the prior period.

Description of Indebtedness

The following is a summary of our outstanding indebtedness (in thousands):

	March 31, 2010	December 31, 2009
Senior secured credit facility:
Revolving credit loans	$192,000	$204,000
Term loans	58,000	61,975
6½% Senior Subordinated Notes due 2013	275,883	275,883
$141,316 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $4,603 and $4,965 at March 31, 2010 and December 31, 2009, respectively	136,713	136,351
$2,157 LIN-RMM Note, net of discount of $120 and $160 at March 31, 2010 and December 31, 2009, respectively	2,037	1,997
$1,514 and 1,598 RMM Note, net of premium of $102 and $112 at March 31, 2010 and December 31, 2009, respectively	1,616	1,710
$1,121 RMM Bank Note, net of discount of $62 and $83 at March 31, 2010 and December 31, 2009, respectively	1,059	1,038
Total debt	667,308	682,954
Less current portion	6,922	16,372
Total long-term debt	$660,386	$666,582

We repaid $4.0 million of principal on the term loans, related to mandatory quarterly payments, under our credit facility, from operating cash balances during the three months ended March 31, 2010.

On April 12, 2010, LIN Television Corporation completed the issuance and sale of $200.0 million in aggregate principal amount of its 8⅜% Senior notes due 2018 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended.

The Senior notes will mature on April 15, 2018, and interest is payable on the Senior notes on April 15 and October 15 of each year, commencing October 15, 2010.  Proceeds from the issuance of the Senior notes were used to repay $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of our senior secured credit facility.

See Note 7 - “Long-term Debt” included in Item 15 of our 10-K for the year ended December 31, 2009 for a full description of our senior secured credit facility.

Off-Balance Sheet Arrangements

As of March 31, 2010, there had been no material changes in our off-balance sheet arrangements from those disclosed in our 10-K for the year ended December 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to interest rates on borrowings under our credit facility debt. We use derivative financial instruments to mitigate our exposure to market risks from fluctuations in interest rates. In accordance with our policy, we do not enter into derivative instruments unless there is an underlying exposure, and we do not enter into derivative financial instruments for speculative trading purposes.

Interest Rate Risk

Our long-term debt at March 31, 2010 was $667.3 million, including a current portion of $6.9 million, of which the senior subordinated notes bear a fixed interest rate and the credit facility bears an interest rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus ½ of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin rate of 3.750% or 2.750% for LIBOR based loans and ABR rate loans, respectively. The outstanding balance of both the term loans and revolving credit loans under our credit facility was $250.0 million at March 31, 2010.

Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical 1% increase in the floating rate used as the basis for the interest charged on the credit facility as of March 31, 2010 would result in an estimated $1.9 million increase in annualized interest expense assuming a constant balance outstanding of $250.0 million less the current outstanding loan amount of $62.5 million covered with an interest rate swap agreement.

During the second quarter of 2006, we entered into a contract to hedge a notional $100 million of our credit facility. The interest payments under our credit facility term loans are based on LIBOR plus an applicable margin rate. To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility, which expires in November 2011. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge was a liability of $3.8 million at March 31, 2010. As a result of the April 12, 2010 repayment of $45.9 million of principal on our term loans, the interest rate hedge ceased to be highly effective in hedging the variable rate cash flows associated with our term loans, and therefore, the portion of the fair value currently recognized in accumulated other comprehensive loss, approximately $3.6 million, will be recognized as a charge to our consolidated statement of operations during the second quarter of 2010.

Item 4. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. As permitted by the SEC, we have excluded RMM from our evaluation as of March 31, 2010 because it was acquired by us in a purchase business combination on October 2, 2009. RMM is an operating division of Primeland, Inc., a wholly-owned subsidiary of LIN Television, whose total assets and total revenues represent 1% and 3%, respectively, of our consolidated financial statement amounts as of and for the three months ended March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. As permitted by the SEC, we have excluded RMM from our evaluation as of March 31, 2010 because it was acquired by us in a purchase business combination on October 2, 2009. RMM is an operating division of Primeland, Inc., a wholly-owned subsidiary of LIN Television, whose total assets and total revenues represent 1% and 3%, respectively, of our consolidated financial statement amounts as of and for the three months ended March 31, 2010.

Part II. Other Information

Item 1. Legal Proceedings

We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.

Item 1A. Risk Factors

In addition to the other information in this report, you should carefully consider the factors discussed in Part I Item 1A. "Risk Factors” in our 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

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

Dated: April 27, 2010
By:/s/ Richard J. Schmaeling
    Richard J. Schmaeling
    Senior Vice President, Chief Financial Officer
    (Principal Financial Officer)

Dated: April 27, 2010
By: /s/ Nicholas N. Mohamed
     Nicholas N. Mohamed
     Vice President, Controller
     (Principal Accounting Officer)

Item 1. Unaudited Consolidated Financial Statements of LIN Television Corporation
LIN Television Corporation
Consolidated Balance Sheets
	March 31,
	2010	2009
ASSETS	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$9,674	$11,105
Restricted cash	2,000	2,000
Accounts receivable, less allowance for doubtful accounts (2010 - $2,017; 2009 - $2,272)	71,229	73,948
Program rights	1,825	2,126
Other current assets	6,168	6,402
Total current assets	90,896	95,581
Property and equipment, net	162,026	165,061
Deferred financing costs	7,834	8,389
Program rights	1,089	1,400
Goodwill	117,259	117,259
Broadcast licenses and other intangible assets, net	398,468	398,877
Other assets	3,069	3,936
Total assets	$780,641	$790,503

Commitments and Contingencies (Note 11)

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$6,922	$16,372
Accounts payable	6,749	6,556
Accrued expenses	44,998	41,916
Program obligations	9,351	10,319
Total current liabilities	68,020	75,163
Long-term debt, excluding current portion	660,386	666,582
Deferred income taxes, net	163,872	162,025
Program obligations	1,699	2,092
Other liabilities	50,868	53,795
Total liabilities	944,845	959,657

Stockholder’s deficit:
Common stock, $0.00 par value, 1,000 shares	-	-
Investment in parent company’s stock, at cost	(7,869)	(7,869)
Additional paid-in capital	1,105,841	1,104,690
Accumulated deficit	(1,234,557)	(1,238,058)
Accumulated other comprehensive loss	(27,619)	(27,917)
Total stockholder’s deficit	(164,204)	(169,154)
Total liabilities and stockholder's deficit	$780,641	$790,503
The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
	2010	2009
	(in thousands, except per share data)

Net revenues	$91,845	$74,475

Operating costs and expenses:
Direct operating	29,305	26,915
Selling, general and administrative	25,424	25,616
Amortization of program rights	6,206	6,332
Corporate	5,184	4,418
Depreciation	7,100	8,126
Amortization of intangible assets	409	20
Restructuring charge	2,118	-
Gain from asset dispositions	(181)	(1,709)
Operating income	16,280	4,757

Other expense (income):
Interest expense, net	11,715	10,922
Gain on extinguishment of debt	-	(50,149)
Other, net	(701)	489
Total other expense (income), net	11,014	(38,738)

Income from continuing operations before provision for income taxes	5,266	43,495
Provision for income taxes	1,765	18,489
Income from continuing operations	3,501	25,006
Discontinued operations:
Loss from discontinued operations net of benefit from income taxes of $659 for the three months ended March 31, 2009	-	(284)
Net income	$3,501	$24,722

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Stockholder’s Deficit and Comprehensive Income
(in thousands, except share data)

				Investment in Parent Company's Common Stock, at cost	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Deficit	Comprehensive Income
		Common Stock
	Total Deficit	Shares	Amount
Balance at December 31, 2009	$(169,154)	1,000	$-	$(7,869)	$1,104,690	$(1,238,058)	$(27,917)	$(169,154)
Amortization of pension net loss, net of tax of $38	58	-	-	-	-	-	58	58	58
Unrealized gain on cash flow hedges, net of tax of $156	240	-	-	-	-	-	240	240	240
Stock-based compensation	1,151	-	-	-	1,151	-	-	1,151
Net income	3,501	-	-	-	-	3,501	-	3,501	3,501
Comprehensive income – March 31, 2010									$3,799
Balance at March 31, 2010	$(164,204)	1,000	$-	$(7,869)	$1,105,841	$(1,234,557)	$(27,619)	$(164,204)

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Stockholder’s Deficit and Comprehensive Income
(in thousands, except share data)

				Investment in Parent Company's Common Stock, at cost	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Deficit	Noncontrolling Interest	Comprehensive Income
		Common Stock
	Total Deficit	Shares	Amount
Balance at December 31, 2008	$(182,250)	1,000	$-	$(18,005)	$1,102,448	$(1,239,090)	$(34,634)	$(189,281)	$7,031
Amortization of prior service cost, net of tax of $3	4	-	-	-	-	-	4	4	-	$4
Amortization of pension net loss, net of tax of $52	78	-	-	-	-	-	78	78	-	78
Unrealized loss on cash flow hedges, net of tax of $293	441	-	-	-	-	-	441	441	-	441
Stock-based compensation	589	-	-	-	589	-	-	589	-
Net income	21,191	-	-	-	-	24,722	-	24,722	(3,531)	24,722
Comprehensive income – March 31, 2009										$25,245
Balance at March 31, 2009	$(159,947)	1,000	$-	$(18,005)	$1,103,037	$(1,214,368)	$(34,111)	$(163,447)	$3,500

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended March 31,
	2010	2009
	(in thousands)
OPERATING ACTIVITIES:
Net income	$3,501	$24,722
Loss from discontinued operations	-	284
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	7,100	8,126
Amortization of intangible assets	409	20
Amortization of financing costs and note discounts	1,328	977
Amortization of program rights	6,206	6,332
Program payments	(7,071)	(4,582)
Gain on extinguishment of debt	-	(50,149)
Deferred income taxes, net	1,847	18,758
Stock-based compensation	1,151	589
Gain from asset dispositions	(181	(1,709)
Other, net	(320)	2,511
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	2,719	9,693
Other assets	1,100	1,977
Accounts payable	193	(3,920)
Accrued interest expense	6,851	5,751
Other accrued expenses	(3,219)	(15,802)
Net cash provided by operating activities, continuing operations	21,614	3,578
Net cash used in operating activities, discontinued operations	-	(101)
Net cash provided by operating activities	21,614	3,477

INVESTING ACTIVITIES:
Capital expenditures	(4,045)	(1,852)
Proceeds from the sale of assets	180
Shortfall loan to joint venture with NBC Universal (Note 3)	(3,121)	-
Net cash used in investing activities	(6,986)	(1,852)

FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	4,000	66,000
Principal payments on long-term debt	(20,059)	(72,330)
Net cash used in financing activities	(16,059)	(6,330)

Net decrease in cash and cash equivalents	(1,431)	(4,705)
Cash and cash equivalents at the beginning of the period	11,105	20,106
Cash and cash equivalents at the end of the period	$9,674	$15,401

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

Financial Condition

Our operating plan for the next twelve months requires that we generate cash from operations, utilize available borrowings, and make certain repayments of indebtedness, including mandatory repayments of term loans under our credit facility. Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) we generate from our operations. Our ability to sustain compliance with these financial covenants requires, during the next twelve months, a reduction in our consolidated leverage ratio and our consolidated senior leverage ratio, and an increase in our consolidated interest coverage ratio, in each case as defined in our Amended and Restated Credit Agreement (the “Amended Credit Agreement”).

Our joint venture with NBC Universal has been adversely impacted by the recent economic downturn. General Electric Capital Corporation (“GECC”) provided debt financing for the joint venture in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter (the “GECC Note”). In light of the adverse effect of the economic downturn on the joint venture’s operating results, in 2009 we entered into a shortfall funding agreement with NBC Universal, which provided that: a) we and NBC Universal waived the requirement that the joint venture maintain debt service reserve cash balances of at least $15 million; b) the joint venture would use a portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note in 2009; c) NBC Universal agreed to defer its receipt of 2008 and 2009 management fees; and d) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2010, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our respective percentage of economic interest in the joint venture (the “Original Shortfall Funding Agreement”).

Because of anticipated future shortfalls during 2010 at the joint venture, on March 9, 2010, we and NBC Universal entered into another shortfall funding agreement covering the period from April 1, 2010 through April 1, 2011 (the “2010 Shortfall Funding Agreement”).  Under the terms of the 2010 Shortfall Funding Agreement: a) the joint venture may continue to access any portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note; b) NBC Universal will continue to defer the payment of 2008 and 2009 management fees and defer payment of 2010 management fees through March 31, 2011 (payable subject to repayment first of any joint venture shortfall loans); and c) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our respective percentage of economic interest in the joint venture.

As of December 31, 2009, we had accrued $6.0 million for our probable and estimable obligations under the shortfall loan agreements, attributable to the joint venture's debt service, and due to uncertainty surrounding the joint venture's ability to repay the shortfall loans, concurrent with the recognition of these liabilities, we impaired the loans.  On March 25, 2010, pursuant to the Original Shortfall Funding Agreement, we made a shortfall loan to the joint venture in the amount of $3.1 million (the “Shortfall Loan”), resulting in a remaining shortfall funding accrual of $2.9 million as of March 31, 2010, which we expect to fund during the remainder of 2010 and through April 1, 2011. For further details on the terms of the Shortfall Loan, see Note 3 – “Equity Investments.”  For further details on the timing of debt service shortfalls and our recognition of liabilities under both the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement, see Note 11 – “Commitments and Contingencies.”

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Our significant accounting policies are described below.

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The interim results of operations are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and the notes to the unaudited consolidated financial statements. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, stock-based compensation, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, litigation and net assets of businesses acquired.

Recently Issued Accounting Pronouncements

In January 2010, there was a revision to the disclosures required for fair value measurements.  The revision requires new disclosures, and clarifies existing guidance for disclosures about fair value measurements.  The revisions are effective for interim and annual reporting periods beginning after December 15, 2009.  We have adopted these revisions and included the required disclosures in Note 7 - “Fair Value Measurements.”

In December 2009, there was a revision to the accounting standard for the consolidation of variable interest entities. The revision eliminates the exemption for qualifying special purpose entities, requires a new qualitative approach for determining whether a reporting entity should consolidate a variable interest entity and changes the requirement for when to reassess whether a reporting entity should consolidate a variable interest entity. During February 2010, the scope of the revised standard was modified to indefinitely exclude certain entities from the requirement to be assessed for consolidation.  We adopted the new standard upon its effective date of January 1, 2010, and the adoption had no impact on our financial position or results of operations.

In October 2009, there was a revision to the accounting standard for revenue arrangements with multiple deliverables.  The revisions address how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The revisions are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We plan to adopt this guidance effective January 1, 2011, and we do not expect it to have a material impact on our financial position or results of operations.

Note 2 — Discontinued Operations

Banks Broadcasting

Our consolidated financial statements reflect the operations, assets and liabilities of the Banks Broadcasting joint venture as discontinued for all periods presented.

On April 23, 2009, Banks Broadcasting completed the sale of KNIN-TV, a CW affiliate in Boise, for $6.6 million to Journal Broadcast Corporation. As a result of the sale we received, on the basis of our economic interest in Banks Broadcasting, a distribution of $2.6 million during the year ended December 31, 2009. Following the sale of KNIN-TV on April 23, 2009, substantially all of the assets of the Banks Broadcasting joint venture have been liquidated.

Banks Broadcasting distributed no cash to us for the three months ended March 31, 2010 or 2009, and we provided no capital contributions to Banks Broadcasting during the same periods.

The carrying amounts of Banks Broadcasting assets and liabilities held for sale was zero as of March 31, 2010 and December 31, 2009, respectively. The following presents summarized information for the discontinued operations (in thousands):

	Three Months Ended March 31,
	2010	2009

Net revenues	$-	$632
Operating loss	-	(1,998)
Net loss	-	(284)

The operating loss for the three months ended March 31, 2009 includes an impairment charge of $1.9 million to reduce the carrying value of broadcast licenses to fair value based on the final sale price of KNIN-TV of $6.6 million. Net loss for the three months ended March 31, 2009 reflects LIN TV’s 50% share of net losses of Banks Broadcasting, net of taxes and non operating items to adjust the carrying value of the non-controlling interest to reflect the estimated amounts due to the minority shareholders upon liquidation of Banks Broadcasting.

Note 3 — Equity Investments

Joint Venture with NBC Universal

We own a 20.38% interest in Station Venture Holdings, LLC (“SVH”), a joint venture with NBC Universal, and account for our interest using the equity method as we do not have a controlling interest. SVH wholly owns Station Venture Operations, LP (“SVO”), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture. The following presents summarized financial information of SVH (in thousands):

	Three Months Ended March 31,
	2010	2009

Cash distributions to SVH from SVO	$958	$16,252

Income to SVH from SVO	$13,853	$2,728
Other expense, net (primarily interest on the GECC Note)	(16,493)	(16,491)
Net loss of SVH	$(2,640)	$(13,763)

Cash distributions from SVH to LIN Television	$-	$-
Shortfall loans from LIN Television to SVH	$3,121	$-

Beginning in 2009, we did not recognize our 20.38% share of SVH’s net loss, because the investment was written down to zero during the year ended December 31, 2008, and accordingly we suspended recognition of equity method gains and losses.

During the year ended December 31, 2009, we recognized a contingent liability of $6.0 million based on our estimate of amounts that we expected to loan to the joint venture pursuant to the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement with NBC Universal.  Due to uncertainty surrounding the joint venture's ability to repay the shortfall loans, concurrent with the recognition of these liabilities we impaired the loans in full.

On March 25, 2010, pursuant to the Original Shortfall Funding Agreement, we made a shortfall loan to the joint venture in the amount of $3.1 million, representing our 20.38% share in cumulative debt service shortfalls at the joint venture.  Concurrent with our funding of the $3.1 million Shortfall Loan, NBC Universal funded a shortfall loan to the joint venture in the amount of $12.2 million, in respect of its 79.62% share in the cumulative debt service shortfalls at the joint venture.  Upon funding the Shortfall Loan, we have a remaining shortfall funding accrual of $2.9 million as of March 31, 2010, which we expect to fund during the remainder of 2010 and through April 1, 2011.  As of the date of this report, this $2.9 million liability continues to reflect our best estimate of our probable obligations under the 2010 Shortfall Funding Agreement. We do not believe our funding obligations related to the joint venture, if any, beyond April 1, 2011 are currently estimable and probable, therefore, we have not accrued for any potential obligations beyond the $2.9 million discussed above. However, our actual cash shortfall funding could exceed our estimate.

Because it was fully impaired, the Shortfall Loan receivable from the joint venture is carried at zero on our balance sheet as of March 31, 2010.  The loan bears interest at 8% annually, payable quarterly in arrears, and has no maturity date.  Payments of principal and interest under the Shortfall Loan are allocated between us and NBC Universal based on our respective economic interests in the joint venture, and are applied first toward the principal amount owed under the Shortfall Loan, and second toward the payment of accrued interest.  Principal and interest payments are payable only if the joint venture has available cash on hand in excess of amounts required by the joint venture to fund its quarterly interest payments on the GECC Note.

For further details on the timing of debt service shortfalls and our recognition of liabilities under both the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement see Note 11 – “Commitments and Contingencies.”

Note 4 — Intangible Assets

The following table summarizes the carrying amount of intangible assets (in thousands):

	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$117,259	$-	$117,259	$-
Broadcast licenses	391,801	-	391,801	-
Intangible assets subject to amortization (1)	14,403	(7,736)	14,403	(7,327)
Total intangible assets	$523,463	$(7,736)	$523,463	$(7,327)
__________
(1)
Intangible assets subject to amortization are amortized on a straight line basis and include acquired customer relationships, brand names, non-compete agreements, internal-use software, favorable operating leases, tower rental income leases, option agreements and network affiliations.

Note 5 — Debt

We guarantee substantially all of LIN Television’s debt. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee the Company’s senior secured credit facility, 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B on a joint-and-several basis.

Debt consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Senior secured credit facility:
Revolving credit loans	$192,000	$204,000
Term loans	58,000	61,975
6½% Senior Subordinated Notes due 2013	275,883	275,883
$141,316 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $4,603 and $4,965 at March 31, 2010 and December 31, 2009, respectively	136,713	136,351
$2,157 LIN-RMM Note, net of discount of $120 and $160 at March 31, 2010 and December 31, 2009, respectively	2,037	1,997
$1,514 and 1,598 RMM Note, net of premium of $102 and $112 at March 31, 2010 and December 31, 2009, respectively	1,616	1,710
$1,121 RMM Bank Note, net of discount of $62 and $83 at March 31, 2010 and December 31, 2009, respectively	1,059	1,038
Total debt	667,308	682,954
Less current portion	6,922	16,372
Total long-term debt	$660,386	$666,582

We repaid $4.0 million of principal on the term loans, related to mandatory quarterly payments under our senior secured credit facility, from operating cash balances during the three months ended March 31, 2010.

On April 12, 2010, LIN Television completed an offering of its 8⅜% Senior notes due 2018 (the “Senior notes”) in an aggregate principal amount of $200.0 million, and used the proceeds of such notes to repay amounts outstanding under our senior secured credit facility, which resulted in a reduction of our revolving credit commitments, from $225.0 million to $76.1 million. The current portion of long-term debt as of March 31, 2010 reflects the reduction in mandatory principal amortization of the term loans as a result of a repayment of principal on our term loans on April 12, 2010.  For further description of the Senior notes offering and the use of proceeds see Note 12 – “Subsequent Events.” These notes are guaranteed by us and by all of LIN Television’s wholly-owned subsidiaries.

During the three months ended March 31, 2009, we purchased a total notional amount of $79.7 million and $42.0 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively, under a Rule 10b5-1 plan. The total purchase price for both classes was $68.4 million, resulting in a gain on extinguishment of debt of $50.1 million, net of a write-off of deferred financing fees and discount related to the Notes of $1.3 million and $1.9 million, respectively.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	March 31, 2010	December 31, 2009

Carrying amount	$667,308	$682,954
Fair value	592,506	616,247

Note 6 — Derivative Financial Instruments

We use derivative financial instruments in the management of our interest rate exposure for our long-term debt, principally our credit facility. In accordance with our policy, we do not enter into derivative instruments unless there is an underlying exposure and we do not enter into derivative financial instruments for speculative trading purposes.

During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans (the “2006 interest rate hedge”). To mitigate changes in our cash flows resulting from fluctuations in interest rates, we entered into the 2006 interest rate hedge that effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our credit facility, which expires in November 2011. We designated the 2006 interest rate hedge as a cash flow hedge. The fair value of the 2006 interest rate hedge liability was $3.8 million and $4.2 million at March 31, 2010 and December 31, 2009, respectively, and is included in other liabilities in our consolidated balance sheet.

During the three months ended March 31, 2010 and March 31, 2009, we recorded a charge of $9 thousand and $0.2 million, respectively, to our consolidated statement of operations, associated with the ineffective portion of this swap.

As a result of the April 12, 2010 repayment of $45.9 million of principal on our term loans, as described further in Note 12 – “Subsequent Events”, the interest rate hedge ceased to be highly effective in hedging the variable rate cash flows associated with our term loans, and therefore, the portion of the fair value recognized in accumulated other comprehensive loss, approximately $3.6 million, will be recognized as a charge to our consolidated statement of operations during the second quarter of 2010.

The 2006 interest rate hedge is carried on our consolidated balance sheet as other liabilities at fair value, which is calculated using the discounted expected future cash outflows from a series of three-month LIBOR strips through November 4, 2011, the same maturity date as our credit facility. The fair value of this derivative was calculated by using observable inputs (Level 2) as defined under the three-level fair value hierarchy.

The following table summarizes our derivative activity during the three months ended March 31 (in thousands):

	Loss on Derivative Instruments		Comprehensive Income, Net of Tax
	2010	2009	2010	2009
Mark-to-Market Adjustments on:
2006 interest rate hedge	$9	$220	$240	$441
`

Note 7 – Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the three-level fair value hierarchy as of March 31, 2010 and December 31, 2009 (in thousands):

	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
2010:
Assets:
Deferred compensation related investments	$1,392	$-	$-	$1,392

Liabilities:
Interest rate hedge	$-	$3,794	$-	$3,794
Deferred compensation related liabilities	$1,392	$-	$-	$1,392

2009:
Assets:
Deferred compensation related investments	$2,454	$-	$-	$2,454

Liabilities:
Interest rate hedge	$-	$4,181	$-	$4,181
Deferred compensation related liabilities	$2,454	$-	$-	$2,454
Equity value shortfall amount	$-	$-	$627	$627

The fair value of our deferred compensation plan is determined based on the fair value of the investments selected by employees.

The following table details the change in fair value of our Level 3 liability for the three months ended March 31, 2010:

Equity Value Shortfall Amount
Balance as of December 31, 2009	$627
Unrealized gain from the change in fair value	(627)
Balance as of March 31, 2010	$-

The equity value shortfall amount is a liability that was incurred in connection with the acquisition of Red McCombs Media, LP (“RMM”) on October 2, 2009.  The fair value of the equity value shortfall amount is determined based on an option pricing model reflecting our assumptions about the value that market participants would place on this liability. As of December 31, 2009, the estimated fair value was $0.6 million. Since December 31, 2009, the value of LIN TV's class A common stock has increased, and as a result, the fair value of the equity value shortfall amount has decreased to zero as of March 31, 2010.

Therefore, we recorded a gain of $0.6 million in other, net, during the quarter ended March 31, 2010.  On the April 2, 2010 six-month anniversary date of the acquisition of RMM, the fair value of LIN TV's class A common stock which comprised the merger consideration exceeded $4.5 million.  Therefore, the equity value shortfall amount was zero and the liability was permanently relieved from our consolidated balance sheet.

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension benefit cost and the contributions to the 401(k) Plan and to the retirement plans (in thousands):

	Three Months Ended March 31,
Net periodic pension benefit cost:	2010	2009
Service cost	$-	$400
Interest cost	1,521	1,615
Expected return on plan assets	(1,612)	(1,687)
Amortization of prior service cost	-	31
Amortization of net loss	96	196
Curtailment	-	438
Net periodic benefit cost	$5	$993
Contributions
401(k) Plan	$876	$272
Retirement plans	-	-
Total contributions	$876	$272

We expect to make contributions of $2.7 million to our defined benefit retirement plans during the remainder of 2010. See Note 11 — “Retirement Plans” included in Item 15 of our Annual Report on Form 10-K (“10-K”) for the year ended December 31, 2009 for a full description of our retirement plans.

We recorded a curtailment during the three months ended March 31, 2009 as a result of freezing benefit accruals to the plan during 2009. The $0.4 million charge relates to the recognition of the prior service cost associated with the plan. Furthermore, during the three months ended March 31, 2009, we suspended contributions to our 401(k) Plan.  Effective January 1, 2010, we resumed company contributions to the 401(k) Plan, whereby we provide a 3% non-elective contribution to all eligible employees.

Note 9 — Restructuring

During the three months ended March 31, 2010, we recorded a restructuring charge of $2.1 million as a result of the consolidation of certain activities at our stations and our corporate headquarters, which resulted in the termination of 41 employees. During the three months ended March 31, 2010, we made cash payments of $2.0 million related to this restructuring and expect to make cash payments of $0.1 million during the remainder of 2010.

As of March 31, 2010, we had a remaining liability of $0.3 million related to the cancellation of certain programming and other contracts in 2008.  We expect to make cash payments of $0.3 million related to this restructuring through 2012.

Note 10 — Income Taxes

We recorded a provision for income taxes of $1.8 million and $18.5 million for the three months ended March 31, 2010 and 2009, respectively. Our effective income tax rate was 33.5% and 42.5% for the three months ended March 31, 2010 and 2009, respectively. The decrease in the tax provision and effective income tax rate was primarily a result of a taxable gain on extinguishment of debt that was recognized during the three months ended March 31, 2009, which did not recur in the three months ended March 31, 2010.

Note 11 — Commitments and Contingencies

Commitments

We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2017. The following table summarizes all of our estimated future cash payments related to these agreements, including amendments to certain operating contracts since December 31, 2009.

Operating Leases and Agreements
2010	$16,030
2011	11,101
2012	10,383
2013	2,533
2014	760
Thereafter	360
Total obligations	$41,167

GECC Note

GECC provided debt financing for the joint venture between NBC Universal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter. We have a 20.38% equity interest in the joint venture and NBC Universal has the remaining 79.62% equity interest, in which we and NBC Universal each have a 50% voting interest.  NBC Universal operates the two television stations, KXAS-TV, an NBC Universal affiliate in Dallas, and KNSD-TV, an NBC Universal affiliate in San Diego, pursuant to a management agreement.  NBC Universal and GECC are both majority-owned subsidiaries of General Electric Co. LIN TV has guaranteed the payment of principal and interest on the GECC Note.

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

In light of the adverse effect of the economic downturn on the joint venture’s operating results, in 2009 we entered into the Original Shortfall Funding Agreement with NBC Universal, which provided that: a) we and NBC Universal waived the requirement that the joint venture maintain debt service reserve cash balances of at least $15 million; b) the joint venture would use a portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note in 2009; c) NBC Universal agreed to defer its receipt of 2008 and 2009 management fees; and d) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2010, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our respective percentage of economic interest in the joint venture.

Because of anticipated future shortfalls during 2010 at the joint venture, on March 9, 2010, we and NBC Universal entered into the 2010 Shortfall Funding Agreement covering the period through April 1, 2011.  Under the terms of the 2010 Shortfall Funding Agreement: a) the joint venture may continue to access any portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note; b) NBC Universal will continue to defer the payment of 2008 and 2009 management fees and defer payment of 2010 management fees through March 31, 2011 (payable subject to repayment first of any joint venture shortfall loans); and c) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our respective percentage of economic interest in the joint venture.

Based on the 2010 budget provided by the joint venture, and our discussions with the joint venture's management, as of December 31, 2009, we accrued our portion of the estimated debt service shortfalls through April 1, 2011, bringing the total accrual for our joint venture shortfall obligations to $6.0 million as of December 31, 2009. Due to uncertainty surrounding the joint venture’s ability to repay the shortfall loans, we concurrently impaired all accrued loans to the joint venture as of December 31, 2009.

On March 25, 2010, pursuant to the Original Shortfall Funding Agreement, we made the Shortfall Loan to the joint venture in the amount of $3.1 million, representing our 20.38% share in cumulative debt service shortfalls at the joint venture through April 1, 2010.  Concurrent with our funding of the Shortfall Loan, NBC Universal funded a shortfall loan to the joint venture in the amount of $12.2 million, in respect of its 79.62% share in the cumulative debt service shortfalls at the joint venture.  Upon funding the Shortfall Loan, we have a remaining shortfall funding accrual of $2.9 million as of March 31, 2010, which we expect to fund during the remainder of 2010 and through April 1, 2011.  As of the date of this report, this $2.9 million liability continues to reflect our best estimate of our probable obligations under the 2010 Shortfall Funding Agreement. However, our actual cash shortfall funding could exceed this estimate. We do not believe our funding obligations related to the joint venture, if any, beyond April 1, 2011 are currently estimable and probable, therefore, we have not accrued for any potential obligations beyond the $2.9 million discussed above. However, our actual cash shortfall funding could exceed our estimate.

Our ability to honor our shortfall loan obligations under the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement is subject to compliance with restrictions under our Amended Credit Agreement  and the indentures governing our 6½% senior subordinated notes, 6½% senior subordinated notes – Class B and 8⅜% senior notes. Based on the 2010 budget provided by joint venture management, and our forecast of total leverage and consolidated EBITDA during 2010 and 2011, we expect to have the capacity within these restrictions to provide shortfall funding under the 2010 Shortfall Funding Agreement in proportion to our 20.38% economic interest in the joint venture through the April 1, 2011 expiration of the 2010 Shortfall Funding Agreement. However, there can be no assurance that we will have the capacity to provide such funding. If we are required to fund a portion of a shortfall loan, we plan to use our available cash balances or available borrowings under our senior secured credit facility. In addition, if the joint venture experiences further cash shortfalls beyond April 1, 2011, we may decide to fund such cash shortfalls, or to fund such shortfalls through further loans or equity contributions to the joint venture. If we are unable to make payments under the Original Shortfall Funding Agreement or the 2010 Shortfall Funding Agreement, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default.

An event of default under the GECC Note will occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due and payable, or to pay the principal amount on the maturity date. If the joint venture fails to pay interest on the GECC Note, and neither NBC Universal nor we make a shortfall loan to fund the interest payment within 90 days of the date due and payable, an event of default would occur and GECC could accelerate the maturity of the entire amount due under the GECC Note. Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the GECC Note is prohibited unless agreed upon by both NBC Universal and us. Upon an event of default under the GECC Note, GECC’s only recourse is to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the GECC Note. Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBC Universal and us.

Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined (the “Guarantee Amount”) upon occurrence of the following events: a) there is an event of default; b) neither NBC Universal nor we remedy the default; and c) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note. Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between i) the total amount at which the joint venture’s assets were sold and ii) the principal amount and any unpaid interest due under the GECC Note.  As of December 31, 2009, we estimated that the fair value of the television stations in the joint venture to be approximately $366 million less than the outstanding balance of the GECC Note of $815.5 million.

We believe the probability is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note during 2010, although there can be no assurances that such an event of default will not occur.  There are no financial or similar covenants in the GECC Note and, since both NBC Universal and we have agreed to fund interest payments if the joint venture is unable to do so during 2010 and through April 1, 2011, NBC Universal and we are able to control the occurrence of a default under the GECC Note.

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

·
GECC’s initiation of proceedings against LIN TV under the guarantee, if they result in material adverse consequences to LIN Television, could cause an acceleration of LIN Television’s credit facility and other outstanding indebtedness; and

·
if the GECC Note is prepaid because of an acceleration on default or otherwise, we would incur a substantial tax liability of approximately $273.6 million related to our deferred gain associated with the formation of the joint venture.

Note 12 — Subsequent Events

On April 12, 2010, LIN Television Corporation completed the issuance and sale of $200.0 million in aggregate principal amount of its 8⅜% Senior notes due 2018 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended.

The Senior notes will mature on April 15, 2018, and interest is payable on the Senior notes April 15 and October 15 of each year, commencing October 15, 2010.  Proceeds from the issuance of the Senior notes were used to repay $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of our senior secured credit facility.