Form 10-K/A
LIN TELEVISION CORP; LIN TV CORP
filed 2010-06-02
CIK 931058, 1166789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

LIN TV Corp. and LIN Television Corporation are filing this Amendment No. 1 to their combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission on March 15, 2010, for the purpose of including the audited financial statements of Station Venture Holdings, LLC, of which 20.38% is indirectly owned by LIN Television Corporation.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The consolidated financial statements required to be filed in our annual report on Form 10-K are included in Part II, Item 8 of our Form 10-K filed on March 15, 2010.

(b) Exhibits.

No.	Description
3.1
Second Amended and Restated Certificate of Incorporation of LIN TV Corp., as amended (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

3.2
Third Amended and Restated Bylaws of LIN TV Corp. (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 14, 2008 (File Nos 001-31311 and 000-25206) and incorporated by reference herein)

3.3
Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 filed on August 5, 2003 (File No. 001-31311 and 000-25206) and incorporated by reference herein)

4.1
Specimen of stock certificate representing LIN TV Corp. Class A Common stock, par value $.01 per share (filed as Exhibit 4.1 to LIN TV Corp.’s Registration Statement on Form S-1 filed on February 20, 2002 (Registration No. 333-83068) and incorporated by reference herein)

4.2
Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 6½% Senior Subordinated Notes (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 14, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

4.4
Indenture, dated as of September 29, 2005, among LIN Television Corporation, the guarantors listed therein and The Bank of New York Trust Company, N.A., as Trustee, relating to the 6½% Senior Subordinated Notes due 2013 — Class B of LIN Television Corporation (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on October 5, 2005 (File Nos. 001-31311 and 000- 25206) and incorporated by reference herein)

4.6
Supplemental Indenture, dated as of March 10, 2005, among WAPA America, Inc., WWHO Broadcasting, LLC, LIN Television Corporation and The Bank of New York, as Trustee, for the 6½% Senior Subordinated Notes due 2013 (filed as Exhibit 4.6 to our Quarterly Report on Form 10-Q filed on November 9, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

4.8
Supplemental Indenture, dated as of March 16, 2006, among LIN of Alabama, LLC, LIN of Colorado, LLC, LIN of New Mexico, LLC, LIN of Wisconsin, LLC, and S&E Network, Inc., LIN Television Corporation and The Bank of New York, as Trustee for the 6½% Senior Subordinated Notes due 2013 (filed as Exhibit 4.8 to our Form 10-K as of March 16, 2006 filed on March 15, 2007 (File No. 001-31311 and 000-25206) and incorporated by reference herein)

4.9	Indenture, dated as of April 12, 2010, by and among LIN Television Corporation, the guarantors named therein, and the Bank of NewYork Mellon Trust Company, N.A., as Trustee, relating to the 8⅜% Senior Notes due 2018 of LIN Television Corporation (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on April 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.1
Registration Rights Agreement by and among LIN TV Corp. (f/k/a Ranger Equity Holdings Corporation) and the stockholders named therein (filed as Exhibit 4.2 to our Registration Statement on Form S-1 filed on February 20, 2002 (Registration No. 333-83068) and incorporated by reference herein)

10.2*
LIN Television Corporation Retirement Plan, as amended and restated (incorporated herein by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation (Registration No. 33-84718))

10.3*	LIN Television Corporation 401(k) Plan and Trust (incorporated herein by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation (Registration No. 33-84718))
10.4*
LIN TV Corp. (formerly known as Ranger Equity Holdings Corporation) 1998 Stock Option Plan (filed as Exhibit 10.26 to our Annual Report on Form 10-K of LIN Holdings Corp. and LIN Television Corporation for the fiscal year ended December 31, 1998 (File No. 333-54003-06) and incorporated by reference herein)

10.5*
LIN TV Corp. amended and restated 2002 Non-Employee Director Stock Plan (included as Appendix A to our definitive proxy statement on Schedule 14A filed on April 12, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.6*
LIN Television Corporation Supplemental Benefit Retirement Plan (As Amended and Restated effective December 21, 2004) (Filed as Exhibit 10.38 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.7
Second Amendment to the Supplemental Benefit Retirement Plan of LIN Television and Subsidiary Companies, dated as of December 31, 2008 (Filed as Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.8*
LIN TV Corp. amended and restated 2002 Stock Plan (included as Appendix B to our definitive proxy statement on Schedule 14A filed on April 12, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.9*	Form of Employee Grant Option Agreement (Filed as Exhibit 10.19 to our Form 10-K filed on March 15, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.10*	Form of Non-Employee Director Grant Option Agreement (Filed as Exhibit 10.23 to our Form 10-K filed on March 15, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.11*	Summary of Director Compensation Policies filed as Exhibit 10.14 herein
10.12*
Form of a Non-qualified Stock Option Letter Agreement (filed as Exhibit 10.6 to our Current Report on Form 8-K filed on July 6, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.13*	Form of Restricted Stock Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2005 (File No. 001-31311) and incorporated by reference herein)
10.14*
Clarification of the Supplemental Benefit Retirement Plan of LIN Television Corporation and subsidiary companies, dated October 29, 2009. (Filed as Exhibit 10.7 to our Form 10-Q filed on November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.15*
Employment Agreement dated November 1, 2006, and made effective as of July 12, 2006, between LIN Television Corporation and Vincent L. Sadusky (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.16*
Employment Agreement dated February 22, 2007, and made effective as of September 6, 2006, between LIN Television Corporation and Scott M. Blumenthal (Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.17*
Employment Agreement dated February 22, 2007, and made effective as of September 6, 2006, between LIN Television Corporation and Denise M. Parent (Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.18*
Employment Agreement between LIN TV Corp., LIN Television Corporation and Richard Schmaeling dated September 30, 2008, effective as of October 6, 2008. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2008 (File Nos.001-31311) and incorporated by reference herein)

10.19*
Employment Agreement between LIN TV Corp., LIN Television Corporation and Robert Richter dated September 30, 2008 effective as of September 10, 2008. (Filed as Exhibit 10.22 to our Form 10-K for the fiscal year ended December 31, 2008 filed on March 16, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.20*
Employment Agreement between LIN TV Corp., LIN Television Corporation and Nicholas N. Mohamed, dated and effective February 18, 2009. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 26, 2009 (Files Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.21*
Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Vincent L. Sadusky. (Filed as Exhibit 10.1 to our Form 10-Q filed on November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.22*
Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Scott M. Blumenthal. (Filed as Exhibit 10.2 to our Form 10-Q filed on November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.23*
Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Denise M. Parent. (Filed as Exhibit 10.3 to our Form 10-Q filed on November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.24*
Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Richard Schmaeling. (Filed as Exhibit 10.4 to our Form 10-Q filed on November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.25*
Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Robert Richter. (Filed as Exhibit 10.5 to our Form 10-Q filed on November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.26*
Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Nicholas N. Mohamed. (Filed as Exhibit 10.6 to our Form 10-Q filed on November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.27*
Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Vincent L. Sadusky. (Filed as Exhibit 10.30 to our Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.28*
Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Scott M. Blumenthal. (Filed as Exhibit 10.31 to our Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.29*
Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Denise M. Parent. (Filed as Exhibit 10.32 to our Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.30*
Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Richard J. Schmaeling. (Filed as Exhibit 10.33 to our Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.31*
Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Robert Richter. (Filed as Exhibit 10.34 to our Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.32*
Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Nicholas N. Mohamed. (Filed as Exhibit 10.35 to our Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

10.33
Amended and Restated Credit Agreement dated as of November 4, 2005 as amended and restated as of July 31, 2009 among LIN Television Corporation, as the Borrower, the lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, as an Issuing Lender and as Swingline Lender J.P. Morgan Securities Inc. and Deutsche Bank Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas, as Syndication Agent and as an Issuing Lender, and Goldman Sachs Credit Partners, L.P., Bank of America, N.A. and Wachovia Bank, National Association, as Documentation Agents and The Bank of Nova Scotia and Suntrust Bank, as Co-Documentation Agents. (Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on August 6, 2009 (File Nos. 000-25206 and 001-31311) and incorporated by reference herein.

10.34*	LIN TV Corp. 2010 Employee Stock Purchase Plan (included as Appendix C to our definitive proxy statement on Schedule 14A filed on April 12, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.35	Registration Rights Agreement, dated as of April 12, 2010, by and among LIN Television Corporation, the guarantors named therein, and J.P. Morgan Securities Inc. as representative of the several initial purchases named therein (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on April 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
21
Subsidiaries of the Registrant (Filed as Exhibit 21 to our Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010 (File Nos. 000-25206 and 001-31311) and incorporated by reference herein)

23.1	Consent of PricewaterhouseCoopers LLP (Filed as Exhibit 23.1 to our Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010 (File Nos. 000-25206 and 001-31311) and incorporated by reference herein)
23.2	Consent of KPMG LLP filed herein
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN TV Corp.
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN TV Corp.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation
__________
*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(c)	Financial Statement Schedules

The following financial statement schedules are filed herewith:
Audited Financial Statements of Station Ventures Holdings, LLC

The condensed financial information of the registrant required to be filed in our annual report on Form 10-K is included in Part II, Item 8 of our Form 10-K filed on March 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN TELEVISION CORPORATION

Date: June 2, 2010                                                                      /s/  Vincent L. Sadusky
Vincent L. Sadusky
President, Chief Executive Officer and Director

Financial Statement Schedules Required by Item 15(c)

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Financial Statements

December 31, 2009 and 2008

(With Independent Auditors’ Report Thereon)

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Notes to Financial Statements

December 31, 2009 and 2008

(Dollars in thousands)

Independent Auditors’ Report

To the Members of Station Venture Holdings, LLC:

We have audited the accompanying balance sheets of Station Venture Holdings, LLC, (a limited liability company) (the Company), as of December 31, 2009 and 2008, and the related statements of operations, members’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Station Venture Holdings, LLC as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
March 11, 2010

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)
Balance Sheets
December 31, 2009 and 2008
(In thousands)
Assets	2009	2008
Current assets – cash	$223	$15,104
Limited partnership interest in Station Venture Operations, LP (note 2)	195,287	215,258
Total assets	$195,510	$230,362
Liabilities and Members’ Deficit
Current liabilities – accrued interest payable (note 3)	$544	$362
Related-party note payable (note 3)	815,500	815,500
Total liabilities	816,044	815,862
Commitments and contingencies (note 4)
Members’ deficit	(620,534)	(585,500)
Total liabilities and members’ deficit	$195,510	$230,362
See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)
Statements of Operations
Years ended December 31, 2009, 2008, and 2007
(In thousands)
	2009	2008	2007
Revenue:
Equity in income from limited partnership interest in Station Venture Operations, LP (note 2)	$31,100	$64,101	$76,800
Other income (expense)
Interest expense – related party (note 3)	(66,146)	(66,146)	(66,146)
Interest income	12	171	732
Total other expense	(66,134)	(65,975)	(65,414)
Net (loss) income	$(35,034)	$(1,874)	$11,386
See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)
Statements of Members’ Deficit
Years ended December 31, 2009, 2008, and 2007
(In thousands)
	NBC		Total
	Telemundo	LIN Television	members’
	License Co.	of Texas, LP	deficit
Balance at December 31, 2006	$213,303	$(783,815)	$(570,512)
Net income	9,066	2,320	11,386
Distributions	(9,156)	(2,344)	(11,500)
Balance at December 31, 2007	213,213	(783,839)	(570,626)
Net loss	(1,492)	(382)	(1,874)
Distributions	(10,351)	(2,649)	(13,000)
Balance at December 31, 2008	201,370	(786,870)	(585,500)
Net loss	(27,894)	(7,140)	(35,034)
Distributions	—	—	—
Balance at December 31, 2009	$173,476	$(794,010)	$(620,534)
See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)
Statements of Cash Flows
Years ended December 31, 2009, 2008, and 2007
(In thousands)
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(35,034)	$(1,874)	$11,386
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in income from limited partnership interest in Station Venture Operations, LP	(31,100)	(64,101)	(76,800)
Distributions from limited partnership interest in Station Venture Operations, LP	51,071	79,144	80,298
Current liabilities	182	(363)	—
Net cash (used in) provided by operating activities	(14,881)	12,806	14,884
Net cash flows used in financing activities:
Distributions	—	(13,000)	(11,500)
(Decrease) increase in cash	(14,881)	(194)	3,384
Cash at beginning of year	15,104	15,298	11,914
Cash at end of year	$223	$15,104	$15,298
Supplemental cash flow information:
Cash paid for interest	$65,964	$66,509	$66,146
See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Notes to Financial Statements

December 31, 2009 and 2008

(Dollars in thousands)

(1)	Descriptions of Business and Summary of Significant Accounting Policies

(a)	Description of Business

Station Venture Holdings, LLC (the Company) is a Delaware limited liability company incorporated in 1998. The Company is 79.62% owned by NBC Telemundo License Co. (NBCTL), an indirect subsidiary of NBC Universal, Inc. (NBCU) and 20.38% owned by LIN Television of Texas, LP (LIN-Texas), a wholly owned subsidiary of LIN Television (LIN TV).  Voting control of the Company is shared equally between NBCTL-Co. and LIN TV.  The General Electric Company (GE) owns 80% of NBCU and Vivendi S.A. owns the remaining 20%.

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

The Company currently does not anticipate that its interest in Station Venture Operations will generate sufficient cash flow to meet its interest obligations under the $815,500 term loan (the Note) to GE Capital Corporation, a subsidiary of GE.  As such, the Company’s members have waived the restricted cash requirement indefinitely.  The Company has also received parental support letters from NBCU and LIN TV stating that they will each provide funding in an amount equal to the difference between the cash available and the interest payable under the Note pursuant to the Credit Agreement dated as of March 2, 1998 through April 1, 2011 based on their respective proportional ownership interests.

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

(b)	Accounting Principles

The Company’s financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Notes to Financial Statements

December 31, 2009 and 2008

(Dollars in thousands)

(c)	Cash

Cash balances are exposed to a concentration of credit risk. Concentration of credit risk is limited, as the Company maintains primary banking relationships with high-credit quality and federal insured institutions. The Company has not experienced any losses in such accounts.

(d)	Limited Partnership Interest in Station Venture Operations, LP

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

(e)	Fair Value of Financial Instruments

The carrying amounts of cash and accrued interest payable are considered to be representative of their respective fair values because of the short-term nature of these financial instruments. The fair value of long-term debt cannot be reasonably determined due to the related-party nature of the Note.

(f)	Income Taxes

As a limited liability company, the Company is treated as a partnership for federal and state income tax purposes and, accordingly, its income or loss is taxable directly to its members.

(g)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

(Continued)

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Notes to Financial Statements

December 31, 2009 and 2008

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

Summarized balance sheets for Station Venture Operations at December 31, 2009 and 2008 are as follows:

Assets	2009	2008
Cash	$4,381	$5,807
Accounts receivable, net and other	29,302	27,883
Property and equipment, net	16,065	19,195
Goodwill, net	186,169	186,169
	$235,917	$239,054

Liabilities and Partners’ Capital
Accounts payable and other	$11,733	$13,313
Due to affiliates, net	26,833	8,368
Partners’ captial	197,351	217,373
	$235,917	$239,054

Summarized statements of operations for Station Venture Operations for each of the years in the three-year period ended December 31, 2009 are as follows:

	2009	2008	2007
Net revenue	$105,584	$139,200	$157,242
Other expenses, net	(74,406)	(74,938)	(80,250)
Net income	$31,178	$64,262	$76,992
Company's share of net income	$31,100	$64,101	$76,800

(Continued)

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Notes to Financial Statements

December 31, 2009 and 2008

(Dollars in thousands)

(3)	Related-Party Note Payable

Related-party note payable at December 31, 2009 and 2008 is as follows:

	2009	2008
Note Payable, dated March 2, 1998, to General Electric Capital Corp. (GECC), a wholly owned subsidiary of GE, interest payable quarterly through March 2, 2023, bearing interest at 8% until March 2, 2013 and thereafter at 9%; maturing on March 2, 2023	$815,500	$815,500

At December 31, 2009 and 2008, the Note payable of $815,500, due March 2023, represents long-term debt contributed by LIN-Texas upon formation of the Company. The Company may, without penalty, prepay this Note payable. This Note payable is guaranteed by LIN TV. Occurrence of any event of default allows GECC to increase the interest rate, accelerate payment of the loan and/or terminate future funding, in addition to the exercise of legal remedies, including foreclosing on collateral. Substantially all of the Company’s assets are pledged to GECC as collateral.

Interest expense totaled $66,146 in each of the years in the three-year period ended December 31, 2009. At December 31, 2009 and 2008, interest payable to GECC totaled $544 and $362, respectively.

(4)	Commitments and Contingencies

From time to time, the Company may be subject to routine litigation incidental to its business. Management believes, based in part on the advice of legal counsel, that the results of pending legal proceedings will not materially affect the Company’s financial position, results of operations, or liquidity.