Form 10-Q
period 2010-06-30
LIN TELEVISION CORP; LIN TV CORP.
filed 2010-07-29
CIK 931058, 1166789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

LIN TV Corp. Class A common stock, $0.01 par value, outstanding as of July 23, 2010: 31,412,259 shares.
LIN TV Corp. Class B common stock, $0.01 par value, outstanding as of July 23, 2010: 23,502,059 shares.
LIN TV Corp. Class C common stock, $0.01 par value, outstanding as of July 23, 2010: 2 shares.
LIN Television Corporation common stock, $0.01 par value, outstanding as of July 23, 2010: 1,000 shares.

Part I. Financial Information
Item 1. Financial Statements

LIN TV Corp.
Consolidated Balance Sheets
(unaudited)
	June 30,	December 31,
	2010	2009
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,464	$11,105
Restricted cash	-	2,000
Accounts receivable, less allowance for doubtful accounts (2010 - $2,061; 2009 - $2,272)	77,467	73,948
Program rights	1,452	2,126
Other current assets	5,929	6,402
Total current assets	93,312	95,581
Property and equipment, net	160,094	165,061
Deferred financing costs	8,813	8,389
Program rights	985	1,400
Goodwill	117,259	117,259
Broadcast licenses and other intangible assets, net	398,056	398,877
Other assets	4,988	3,936
Total assets	$783,507	$790,503

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$6,990	$16,372
Accounts payable	8,335	6,556
Accrued expenses	41,330	41,916
Program obligations	7,914	10,319
Total current liabilities	64,569	75,163
Long-term debt, excluding current portion	657,893	666,582
Deferred income taxes, net	167,292	162,025
Program obligations	1,539	2,092
Other liabilities	48,708	53,795
Total liabilities	940,001	959,657

Commitments and Contingenices (Note 11)

Stockholders' deficit:
Class A common stock, $0.01 par value, 100,000,000 shares authorized,
Issued: 32,289,036 and 30,270,167 shares as of June 30, 2010 and December 31, 2009, respectively
Outstanding: 31,416,218 and 29,397,349 shares as of June 30, 2010 and December 31, 2009, respectively	294	294
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares as of June 30, 2010 and December 31, 2009, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares as of June 30, 2010 and December 31, 2009, issued and outstanding; convertible into an equal number of shares of Class A common stock	-	-
Treasury stock, 872,818 shares of Class A common stock as of June 30, 2010 and December 31, 2009, at cost	(7,869)	(7,869)
Additional paid-in capital	1,107,046	1,104,161
Accumulated deficit	(1,230,913)	(1,238,058)
Accumulated other comprehensive loss	(25,287)	(27,917)
Total stockholders' deficit	(156,494)	(169,154)
Total liabilities and stockholders' deficit	$783,507	$790,503

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)

Net revenues	$99,460	$82,517	$191,305	$156,992

Operating costs and expenses:
Direct operating	29,823	26,533	59,128	53,448
Selling, general and administrative	26,652	24,746	52,076	50,362
Amortization of program rights	5,840	5,572	12,046	11,904
Corporate	6,694	4,569	11,878	8,987
Depreciation	6,948	7,448	14,048	15,574
Amortization of intangible assets	412	20	821	40
Impairment of goodwill and broadcast licenses	-	39,894	-	39,894
Restructuring charge	63	498	2,181	498
Gain from asset dispositions	(2,030)	(949)	(2,211)	(2,658)
Operating income (loss)	25,058	(25,814)	41,338	(21,057)

Other expense (income):
Interest expense, net	13,428	10,133	25,143	21,055
Share of loss in equity investments	94	-	94	-
Loss (gain) on derivative instruments	3,056	(225)	3,065	(5)
Loss (gain) on extinguishment of debt	2,749	-	2,749	(50,149)
Other, net	28	(208)	(682)	61
Total other expense (income), net	19,355	9,700	30,369	(29,038)

Income (loss) from continuing operations before provision for (benefit from) income taxes	5,703	(35,514)	10,969	7,981
Provision for (benefit from) income taxes	2,059	(10,180)	3,824	8,309
Income (loss) from continuing operations	3,644	(25,334)	7,145	(328)
Discontinued operations:
Loss from discontinued operations, net of a gain from the sale of discontinued operations of $11 for both the three and six months ended June 30, 2009, and a benefit from income taxes of $18 and $677 for the three and six months ended June 30, 2009, respectively	-	(162)	-	(446)
Net income (loss)	$3,644	$(25,496)	$7,145	$(774)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.07	$(0.50)	$0.13	$(0.01)
Loss from discontinued operations, net of tax	-	-	-	(0.01)
Net income (loss)	$0.07	$(0.50)	$0.13	$(0.02)
Weighted-average number of common shares outstanding
used in calculating basic income (loss) per common share	53,785	51,128	53,195	51,121

Diluted loss per common share:
Income (loss) from continuing operations	$0.07	$(0.50)	$0.13	$(0.01)
Loss from discontinued operations, net of tax	-	-	-	(0.01)
Net income (loss)	$0.07	$(0.50)	$0.13	$(0.02)

Weighted-average number of common shares outstanding
used in calculating diluted income (loss) per common share	55,624	51,128	54,862	51,121

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.
Consolidated Statements of Stockholders' Deficit and Comprehensive Income
(unaudited)
(in thousands)

	Total Deficit	Class A Amount	Class B Amount	Class C Amount	Treasury Stock (at cost)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Comprehensive Income
Balance as of December 31, 2009	$ (169,154)	$ 294	$ 235	$ -	$ (7,869)	$ 1,104,161	$ (1,238,058)	$ (27,917)	$ (169,154)
Amortization of pension net loss, net of tax of $75	114	-	-	-	-	-	-	114	114	114
Reclassification of unrealized loss on cash flow hedge, net of tax of $1,603	2,516	-	-	-	-	-	-	2,516	2,516	2,516
Stock-based compensation	2,498	-	-	-	-	2,498	-	-	2,498
Exercises of stock options under employee compensation plans	387	-	-	-	-	387	-	-	387
Net income	7,145	-	-	-	-	-	7,145	-	7,145	7,145
Comprehensive income - June 30, 2010										$ 9,775
Balance as of June 30, 2010	$ (156,494)	$ 294	$ 235	$ -	$ (7,869)	$ 1,107,046	$ (1,230,913)	$ (25,287)	$ (156,494)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.
Consolidated Statements of Stockholders' Deficit and Comprehensive Income
(unaudited)
(in thousands)

	Total Deficit	Class A Amount	Class B Amount	Class C Amount	Treasury Stock (at cost)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Noncontrolling Interest	Comprehensive Income
Balance as of December 31, 2008	$ (182,250)	$ 294	$ 235	$ -	$ (18,005)	$ 1,101,919	$ (1,239,090)	$ (34,634)	$ (189,281)	$ 7,031
Amortization of prior service cost, net of tax of $6	9	-	-	-	-	-	-	9	9	-	9
Amortization of pension net loss, net of tax of $33	50	-	-	-	-	-	-	50	50	-	50
Unrealized loss on cash flow hedge, net of tax of $552	831	-	-	-	-	-	-	831	831	-	831
Stock-based compensation	1,338	-	-	-	-	1,338	-	-	1,338	-
Distribution to minority shareholders	(2,644)	-	-	-	-	-	-	-	-	(2,644)
Net loss	(5,161)	-	-	-	-	-	(774)	-	(774)	(4,387)	(774)
Comprehensive income - June 30, 2009											$ 116
Balance as of June 30, 2009	$ (187,827)	$ 294	$ 235	$ -	$ (18,005)	$ 1,103,257	$ (1,239,864)	$ (33,744)	$ (187,827)	$ -

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.
Consolidated Statements of Cash Flows
(unaudited)
	Six months ended June 30,
	2010	2009

OPERATING ACTIVITIES:	(in thousands)
Net income (loss)	$7,145	$(774)
Loss from discontinued operations	-	446
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,048	15,574
Amortization of intangible assets	821	40
Impairment of goodwill, broadcast licenses and broadcast equipment	-	39,894
Amortization of financing costs and note discounts	2,422	1,832
Amortization of program rights	12,046	11,904
Program payments	(14,128)	(11,752)
Loss (gain) on extinguishment of debt	2,749	(50,149)
Loss (gain) on derivative instruments	3,065	(5)
Share of loss in equity investments	94	-
Deferred income taxes, net	3,820	8,699
Stock-based compensation	2,498	1,338
Gain from asset dispositions	(2,211)	(2,658)
Other, net	(186)	2,109
Changes in operating assets and liabilities:
Accounts receivable	(3,519)	7,019
Other assets	1,092	(1,168)
Accounts payable	1,779	(1,889)
Accrued interest expense	3,710	(994)
Other liabilities and accrued expenses	(1,368)	(18,854)
Net cash provided by operating activities, continuing operations	33,877	612
Net cash used in operating activities, discontinued operations	-	(101)
Net cash provided by operating activities	33,877	511

INVESTING ACTIVITIES:
Capital expenditures	(9,010)	(3,493)
Change in restricted cash	2,000	-
Proceeds from the sale of assets	181	-
Payments on derivative instruments	(805)	-
Shortfall loan to joint venture with NBC Universal (Note 3)	(3,875)	-
Other investments, net	(1,980)	-
Net cash used in investing activities, continuing operations	(13,489)	(3,493)
Net cash provided by investing activities, discontinued operations	660	5,875
Net cash (used in) provided by investing activities	(12,829)	2,382

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock based compensation	387	-
Proceeds from borrowings on long-term debt	213,000	78,000
Principal payments on long-term debt	(231,899)	(79,305)
Payment of long-term debt issue costs	(4,732)	-
Net cash used in financing activities, continuing operations	(23,244)	(1,305)
Net cash used in financing activities, discontinued operations	(445)	(2,644)
Net cash used in financing activities	(23,689)	(3,949)

Net decrease in cash and cash equivalents	(2,641)	(1,056)
Cash and cash equivalents at the beginning of the period	11,105	20,106
Cash and cash equivalents at the end of the period	$8,464	$19,050

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

LIN TV Corp. (“LIN TV”), together with its subsidiaries, including LIN Television Corporation (“LIN Television”), is a local television and digital media company, owning, operating or servicing 32 television stations and interactive television station and niche web sites in 17 U.S. markets. In these notes and elsewhere in this report, the terms “Company,” “LIN TV,” “we,” “us” or “our” mean LIN TV Corp. and all subsidiaries included in our unaudited consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and the notes to the unaudited consolidated financial statements. Certain of these estimates and assumptions require management to make difficult, complex or subjective judgments, often regarding matters that are inherently uncertain. Our actual results could differ from these estimates. Estimates are used for, among other things, the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, stock-based compensation, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, litigation and net assets of businesses acquired.

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

The following is a reconciliation of income available to common shareholders from continuing operations and weighted-average common shares outstanding for purposes of calculating basic and diluted income per common share (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2010	2010

Numerator for income per common share calculation:

Net income available to common shareholders	$3,644	$7,145

Denominator for income per common share calculation:

Weighted-average common shares, basic	53,785	53,195
Effect of dilutive securities:
Stock options	1,839	1,667
Weighted-average common shares, diluted	55,624	54,862

For the three and six months ended June 30, 2009, because the Company incurred a net loss, all potential common shares from the exercise of stock options and the vesting of restricted stock were anti-dilutive.  As a result, there was no difference between basic and diluted loss per share.

Comprehensive Income (Loss)

Our total comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) items listed in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$3,644	$(25,496)	$7,145	$(774)
Amortization of prior service cost on pension	-	5	-	9
Amortization of pension net loss	56	(28)	114	50
Unrealized loss on cash flow hedge	2,276	390	2,516	831
Total comprehensive income (loss)	$5,976	$(25,129)	$9,775	$116

Recently Issued Accounting Pronouncements

In October 2009, there were revisions to the accounting standard for revenue arrangements with multiple deliverables.  The revisions address how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The revisions are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We plan to adopt this guidance effective January 1, 2011, and we do not expect it to have a material impact on our financial position or results of operations.

Note 2 — Discontinued Operations

Banks Broadcasting

Our consolidated financial statements reflect the operations, assets and liabilities of the Banks Broadcasting joint venture as discontinued for all periods presented.

On April 23, 2009, Banks Broadcasting completed the sale of KNIN-TV, a CW affiliate in Boise, for $6.6 million to Journal Broadcast Corporation. As a result of the sale we received, on the basis of our economic interest in Banks Broadcasting, distributions of $2.6 million and $0.4 million during the six months ended June 30, 2009 and 2010, respectively.  Substantially all of the assets of the Banks Broadcasting joint venture have now been liquidated.

We provided no capital contributions to Banks Broadcasting during the six months ended June 30, 2010 and 2009.

The following presents summarized information for the discontinued operations (in thousands):

	Three Months Ended June 30,	Six MonthsEnded June 30,
	2009	2009

Net revenues	$191	$823
Operating loss	(1,143)	(3,141)
Net loss	(162)	(446)

The operating loss for the six months ended June 30, 2009 includes an impairment charge of $1.9 million to reduce the carrying value of broadcast licenses to fair value based on the final sale price of KNIN-TV of $6.6 million. Net loss for the six months ended June 30, 2009 reflects our 50% share of net losses of Banks Broadcasting, net of taxes and non operating items, to adjust the carrying value of the non-controlling interest to reflect the estimated amounts that were due to the minority shareholders upon liquidation of Banks Broadcasting.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Cash distributions to SVH from SVO	$12,817	$10,972	$13,775	$27,430

Income to SVH	$11,119	$6,501	$24,972	$9,229
Other expense, net (primarily interest on the GECC note)	(16,491)	(16,491)	(32,984)	(32,982)
Net loss of SVH	$(5,372)	$(9,990)	$(8,012)	$(23,753)

Shortfall loans to SVH from LIN Television	$754	$-	$3,875	$-
Shortfall loans to SVH from NBC Universal	$2,946	$-	$12,192	$-

Beginning in 2009, we did not recognize our 20.38% share of SVH’s net loss, because the investment was written-off during the year ended December 31, 2008; accordingly, we suspended recognition of equity method gains and losses.

During the year ended December 31, 2009, we recognized a contingent liability of $6.0 million based on our estimate of amounts that we expected to loan to the joint venture pursuant to the 2009 shortfall funding agreement and the 2010 shortfall funding agreement with NBC Universal (collectively, the “Shortfall Funding Agreements”) as further described in Note 11 - “Commitments and Contingencies”.  Due to uncertainty surrounding the joint venture's ability to repay the shortfall loans, concurrent with the recognition of these liabilities we impaired the shortfall loans in full.

On March 25, 2010 and on June 22, 2010, pursuant to the terms of the Shortfall Funding Agreements, we made shortfall loans in the principal amounts of $3.1 million and $0.8 million, respectively, to the joint venture, representing our 20.38% share in cumulative debt service shortfalls at the joint venture.  Concurrent with our funding of the shortfall loans, NBC Universal funded shortfall loans in the principal amounts of $12.2 million and $2.9 million, respectively, to the joint venture, in respect of its 79.62% share in the cumulative debt service shortfalls at the joint venture.  We have a remaining shortfall funding accrual of $2.1 million as of June 30, 2010, which we expect to fund during the remainder of 2010 and through April 1, 2011.  As of the date of this report, this $2.1 million liability continues to reflect our best estimate of our probable obligations under the 2010 shortfall funding agreement; however, our actual cash shortfall funding could exceed our current estimates. We do not believe our funding obligations related to the joint venture, if any, beyond April 1, 2011 are currently estimable and probable, therefore, we have not accrued for any potential obligations beyond $2.1 million.

Because they were fully impaired, the amounts payable under the shortfall loans, and all accrued interest due from the joint venture, are carried at zero on our balance sheet as of June 30, 2010.  The loans bear interest at 8% annually; payable quarterly in arrears subject to certain conditions, and have no maturity date.  Under the terms of the shortfall loan notes, payments of principal and interest are allocated between us and NBC Universal based on our respective economic interests in the joint venture, and are applied first toward the principal amount owed under the shortfall loans, and second toward the payment of accrued interest.  Principal and interest payments are payable only if the joint venture has available cash on hand in excess of amounts required by the joint venture to fund its quarterly interest payments on the debt financing provided by General Electric Capital Corporation (“GECC”) described further in Note 11 – “Commitments and Contingencies”.

For further details on the timing of debt service shortfalls and our recognition of liabilities under the Shortfall Funding Agreements see Note 11 – “Commitments and Contingencies.”

Note 4 — Intangible Assets

The following table summarizes the carrying amount of intangible assets (in thousands):

	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$117,259	$-	$117,259	$-
Broadcast licenses	391,801	-	391,801	-
Intangible assets subject to amortization (1)	14,403	(8,148)	14,403	(7,327)
Total intangible assets	$523,463	$(8,148)	$523,463	$(7,327)
_________
(1)
Intangible assets subject to amortization are amortized on a straight line basis and include acquired customer relationships, brand names, non-compete agreements, internal-use software, favorable operating leases, tower rental income leases, option agreements and network affiliations.

We recorded an impairment charge of $39.9 million during the second quarter of 2009 that included an impairment to the carrying values of our broadcast licenses of $37.2 million, relating to 26 of our television stations; and an impairment to the carrying values of our goodwill of $2.7 million, relating to two of our television stations.  We tested our indefinite-lived intangible assets for impairment at June 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts.  The need for an impairment analysis at June 30, 2009 was triggered by the continued decline in advertising revenue at certain of our stations in excess of our original plan, due to the ongoing effects of the economic downturn that resulted in downward adjustments to their respective forecasts.

There were no events during the six months ended June 30, 2010 to warrant the performance of an interim impairment test of our indefinite-lived intangible assets.

Note 5 — Debt

We guarantee substantially all of LIN Television’s debt. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, 6½% Senior Subordinated Notes and 6½%  Senior Subordinated Notes – Class B (together, the “Senior Subordinated Notes”) and 8⅜% Senior Notes (the “Senior Notes”) on a joint-and-several basis.

Debt consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Senior secured credit facility:
Revolving credit loans	$36,062	$204,000
Term loans	11,225	61,975
8⅜% Senior Notes due 2018	200,000	-
6½% Senior Subordinated Notes due 2013	275,883	275,883
$141,316 6½% Senior Subordinated Notes - Class B due 2013, net of discount of $4,240 and $4,965 as of June 30, 2010 and December 31, 2009, respectively	137,076	136,351
$2,157 LIN-RMM Note, net of discount of $80 and $160 as of June 30, 2010 and December 31, 2009, respectively	2,077	1,997
$1,387 and $1,598 RMM Note, net of premium of $93 and $112 as of June 30, 2010 and December 31, 2009, respectively	1,480	1,710
$1,121 RMM Bank Note, net of discount of $41 and $83 as of June 30, 2010 and December 31, 2009, respectively	1,080	1,038
Total debt	664,883	682,954
Less current portion	6,990	16,372
Total long-term debt	$657,893	$666,582

We repaid $0.8 million and $4.8 million of principal on the term loans, related to mandatory quarterly payments under our senior secured credit facility, from operating cash flows during the three and six months ended June 30, 2010, respectively.

On April 12, 2010, LIN Television completed an offering of its Senior Notes in an aggregate principal amount of $200.0 million.   Proceeds from the issuance of the Senior Notes were used to repay $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of our senior secured credit facility.  As a result, we recorded a loss on extinguishment of debt of $2.7 million during the three and six months ended June 30, 2010, consisting of a write-off of deferred financing fees of $1.9 million and $0.8 million related to the revolving credit facility and term loans, respectively.  The repayment of principal on our revolving credit facility resulted in a reduction of our revolving credit commitments, from $225.0 million to $76.1 million.  Additionally, as a result of the repayment of principal on our term loans, our interest rate hedge ceased to be highly effective, as further described in Note 6 – “Derivative Financial Instruments”.

During the six months ended June 30, 2009, we purchased a total notional amount of $79.7 million and $42.0 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively, under a Rule 10b5-1 plan. The aggregate purchase price for both classes was $68.4 million, resulting in a gain on extinguishment of debt of $50.1 million, net of a write-off of deferred financing fees and discount related to the Senior Subordinated Notes of $3.2 million.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	June 30, 2010	December 31, 2009
Carrying amount	$664,883	$682,954
Fair value	658,858	616,247

Note 6 — Derivative Financial Instruments

We have historically used derivative financial instruments in the management of our interest rate exposure for our long-term debt, principally our senior secured credit facility. In accordance with our policy, we do not enter into derivative instruments unless there is an underlying exposure and we do not enter into derivative financial instruments for speculative trading purposes.

During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans (the “2006 interest rate hedge”) to mitigate changes in our cash flows resulting from fluctuations in interest rates. The 2006 interest rate hedge effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our senior secured credit facility, which expires in November 2011.

We have historically designated the 2006 interest rate hedge as a cash flow hedge.  However, as a result of the April 12, 2010 repayment of $45.9 million of principal on our term loans, as described further in Note 5 – “Debt”, the 2006 interest rate hedge ceased to be highly effective in hedging the variable rate cash flows associated with our term loans.  Accordingly, the portion of the fair value recognized in accumulated other comprehensive loss, $3.6 million, was recorded as a charge to our consolidated statement of operations for the three and six months ended June 30, 2010.  Additionally, because the hedge ceased to be highly effective in hedging the variable rate cash flows, all changes in fair value are now recorded in our consolidated statement of operations.  We therefore recorded a total loss on derivative instruments of $3.1 million, including an unrealized gain of $0.5 million since April 12, 2010, for both the three and six months ended June 30, 2010.

During the three and six months ended June 30, 2009, we recorded a gain of $0.2 million and $5,000, respectively, to our consolidated statement of operations, associated with the ineffective portion of the 2006 interest rate hedge.

The fair value of the 2006 interest rate hedge liability was $3.1 million and $4.2 million as of June 30, 2010 and December 31, 2009, respectively, and is included in other liabilities in our consolidated balance sheet. The fair value is calculated by using observable inputs (Level 2) prescribed by the three-level fair value hierarchy, which is calculated using the discounted expected future cash outflows from a series of three-month LIBOR strips through November 4, 2011, the same maturity date as our senior secured credit facility.

The following table summarizes our derivative activity during the three and six months ended June 30 (in thousands):

	Loss (Gain) on Derivative Instruments
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Mark-to-Market Adjustments on:
2006 interest rate hedge	$3,056	$(225)	$3,065	$(5)

	Comprehensive Income, Net of Tax
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Mark-to-Market Adjustments on:
2006 interest rate hedge	$2,276	$390	$2,516	$831

Note 7 – Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the prescribed three-level fair value hierarchy as of June 30, 2010 and December 31, 2009 (in thousands):

	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
June 30, 2010
Assets:
Deferred compensation related investments	$1,369	$-	$-	$1,369

Liabilities:
2006 interest rate hedge	$-	$3,126	$-	$3,126
Deferred compensation related liabilities	1,369	-	-	1,369

December 31, 2009
Assets:
Deferred compensation related investments	$2,454	$-	$-	$2,454

Liabilities:
2006 interest rate hedge	$-	$4,181	$-	$4,181
Deferred compensation related liabilities	2,454	-	-	2,454
Equity value shortfall amount	-	-	627	627

The fair value of our deferred compensation plan is determined based on the fair value of the investments selected by employees.

The following table details the change in fair value of our Level 3 liability for the six months ended June 30, 2010:

Equity Value Shortfall Amount
Balance as of December 31, 2009	$627
Realized gain from the change in fair value	(627)
Balance as of June 30, 2010	$-

The equity value shortfall amount is a liability that was incurred in connection with the acquisition of Red McCombs Media, LP (“RMM”) on October 2, 2009. The fair value of the equity value shortfall amount was determined based on an option pricing model reflecting our assumptions about the value that market participants would place on this liability. As of December 31, 2009, the estimated fair value was $0.6 million. On April 2, 2010, the six-month anniversary of the acquisition of RMM, the fair value of our class A common stock which comprised the merger consideration exceeded $4.5 million, which resulted in no further consideration. Therefore, we recorded a gain of $0.6 million in other, net in our consolidated statement of operations during the six months ended June 30, 2010, and the liability was permanently relieved from our consolidated balance sheet.  For further information on the equity value shortfall amount and the acquisition of RMM see Note 2 – “Acquisitions” included in our Annual Report on Form 10-K (“10-K”) for the year ended December 31, 2009.

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension benefit cost and the contributions to the 401(k) Plan and to the retirement plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net periodic pension benefit cost:
Service cost	$-	$(15)	$-	$385
Interest cost	1,525	1,563	3,046	3,178
Expected return on plan assets	(1,611)	(1,641)	(3,223)	(3,328)
Amortization of prior service cost	-	-	-	31
Amortization of pension net loss (gain)	92	(31)	188	165
Curtailment	-	-	-	438
Net periodic pension benefit cost (benefit)	$6	$(124)	$11	$869
Contributions
401(k) Plan	$896	$65	$1,772	$337
Defined benefit retirement plans	900	-	900	-
Total contributions	$1,796	$65	$2,672	$337

We expect to make contributions of $4.1 million to our defined benefit retirement plans during the remainder of 2010. See Note 11 — “Retirement Plans” included in our 10-K for the year ended December 31, 2009 for a full description of our retirement plans.

We recorded a curtailment during the six months ended June 30, 2009 as a result of freezing benefit accruals to the plan during 2009. The $0.4 million charge relates to the recognition of the prior service cost associated with the plan.

Note 9 — Restructuring

During the three and six months ended June 30, 2010, we recorded a restructuring charge of $0.1 million and $2.2 million, respectively, as a result of the consolidation of certain activities at our stations and our corporate headquarters, which resulted in the termination of 43 employees. During the three and six months ended June 30, 2010, we made cash payments of $0.2 million and $2.2 million, respectively, related to this restructuring.

As of June 30, 2010, we had a remaining liability of $0.2 million related to the cancellation of certain programming and other contracts in 2008.  We expect to make cash payments of $0.2 million related to this restructuring through 2012.

Note 10 — Income Taxes

We recorded a provision for income taxes of $2.0 million and $3.8 million for the three and six months ended June 30, 2010, respectively, compared to a benefit from income taxes of $10.2 million and a provision for income taxes of $8.3 million for the three and six months ended June 30, 2009, respectively.  Our effective income tax rate was 34.9% and 104.1% for the six months ended June 30, 2010 and 2009, respectively. The decrease in the tax provision and effective income tax rate was primarily a result of a taxable gain on extinguishment of debt and the impairment charge to our goodwill and broadcast licenses recognized during the six months ended June 30, 2009, which did not recur in the six months ended June 30, 2010.

Note 11 — Commitments and Contingencies

Commitments

We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2017. The following table summarizes all of our estimated future cash payments, after giving effect to amendments to certain of these agreements since December 31, 2009.

Year	Operating Leases and Agreements	Syndicated Television Programming	Total
2010	$16,696	$26,312	$43,008
2011	13,101	23,781	36,882
2012	12,383	15,779	28,162
2013	4,533	6,637	11,170
2014	2,760	1,346	4,106
Thereafter	360	-	360
Total commitments	49,833	73,855	123,688
Less recorded contracts	-	(9,453)	(9,453)
Unrecorded commitments	$49,833	$64,402	$114,235

Contingencies

GECC Note

GECC provided debt financing for the joint venture between NBC Universal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter (“GECC Note”). We have a 20.38% equity interest in the joint venture and NBC Universal has the remaining 79.62% equity interest, in which we and NBC Universal each have a 50% voting interest.  NBC Universal operates the two television stations, KXAS-TV, an NBC Universal affiliate in Dallas, and KNSD-TV, an NBC Universal affiliate in San Diego, pursuant to a management agreement.  NBC Universal and GECC are both majority-owned subsidiaries of General Electric Co. LIN TV has guaranteed the payment of principal and interest on the GECC Note.

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

Because of anticipated future shortfalls during 2010 at the joint venture, on March 9, 2010, we and NBC Universal entered into another shortfall funding agreement covering the period through April 1, 2011 (the “2010 Shortfall Funding Agreement”).  Under the terms of the 2010 Shortfall Funding Agreement: a) the joint venture may continue to access any portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note; b) NBC Universal will continue to defer the payment of 2008 and 2009 management fees and defer payment of 2010 management fees through March 31, 2011 (payable subject to repayment first of any joint venture shortfall loans); and c) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our respective percentage of economic interests in the joint venture.

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

On March 25, 2010 and on June 22, 2010, pursuant to the terms of the Shortfall Funding Agreements, we made shortfall loans in the principal amounts of $3.1 million and $0.8 million, respectively, to the joint venture, representing our 20.38% share in cumulative debt service shortfalls at the joint venture.  Concurrent with our funding of the shortfall loans, NBC Universal funded shortfall loans in the principal amounts of $12.2 million and $2.9 million, respectively, to the joint venture, in respect of its 79.62% share in the cumulative debt service shortfalls at the joint venture.  We have a remaining shortfall funding accrual of $2.1 million as of June 30, 2010, which we expect to fund during the remainder of 2010 and through April 1, 2011.  As of the date of this report, this $2.1 million liability continues to reflect our best estimate of our probable obligations under the 2010 Shortfall Funding Agreement; however, our actual cash shortfall funding could exceed our current estimates. We do not believe our funding obligations related to the joint venture, if any, beyond April 1, 2011 are currently estimable and probable, therefore, we have not accrued for any potential obligations beyond $2.1 million.

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

We believe the probability is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note during 2010 and through April 1, 2011, although there can be no assurances that such an event of default will not occur.  There are no financial or similar covenants in the GECC Note and, since both NBC Universal and we have agreed to fund interest payments if the joint venture is unable to do so during 2010 and through April 1, 2011, NBC Universal and we are able to control the occurrence of a default under the GECC Note.

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

•
GECC’s initiation of proceedings against LIN TV under the guarantee, if they result in material adverse consequences to LIN Television, could cause an acceleration of LIN Television’s senior secured credit facility and other outstanding indebtedness; and

•
if the GECC Note is prepaid because of an acceleration on default or otherwise, we would incur a substantial tax liability of approximately $273.6 million related to our deferred gain associated with the formation of the joint venture.

ACME Communications, Inc.

On May 28, 2010, LIN Television and ACME Communications, Inc. (“ACME”) entered into a shared services arrangement and related agreements with respect to ACME’s television stations KWBQ-TV and KASY-TV in Albuquerque-Santa Fe, NM; WBDT-TV in Dayton, OH; and WIWB-TV in Green Bay-Appleton, WI.  Under the terms of the agreements, LIN Television will provide technical, engineering, promotional, administrative and other operational support services from its stations KRQE-TV and KASA-TV in the Albuquerque-Santa Fe market, WDTN-TV in the Dayton market, and WLUK-TV in the Green Bay-Appleton market.  In addition, LIN Television will provide advertising sales services under a joint sales agreement for the ACME stations in the Dayton and Green Bay-Appleton markets. Concurrent with the execution of these agreements, we entered into an option agreement, giving LIN Television the right to acquire any or all of the stations covered under these agreements. In addition, ACME has the right, starting in January 2013, to put any or all of the four stations to LIN Television at their then fair market value, and subject to a minimum aggregate price of $22.0 million. The exercise of both LIN Television's option and ACME's put rights are subject to regulatory approvals and certain other terms and conditions.

Note 12 — Related Party

During the second quarter of 2010, we acquired a non-controlling investment in an interactive service provider that hosts our web sites for $2.0 million.  Additionally, we incurred charges of $0.3 million and $0.5 million for webhosting services from the provider during the three and six months ended June 30, 2010, respectively, and paid $0.6 million for web site development and customization during both the three and six months ended June 30, 2010, respectively.

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

Executive Summary

Our Company owns, operates or services 32 television stations and interactive television station and niche web sites in 17 mid-sized markets in the United States. Our operating revenues are derived primarily from the sale of advertising time to local and national advertisers and, presently, to a lesser extent, from digital revenues, network compensation, barter and other revenues.

During the three and six months ended June 30, 2010, economic conditions improved compared to the same periods in 2009.  Net revenues increased by 21% and 22% to $99.5 and $191.3 million for the three and six months ended June 30, 2010, compared to $82.5 million and $157.0 million for the same periods in 2009.  These increases were driven primarily by recovery in core local and national advertising.  Further, the three and six months ended June 30, 2010 included the benefit from increased political and issue advertising compared to the same periods in 2009.  Net revenues during the six months ended June 30, 2010 also included incremental advertising revenue from the 2010 Olympic Winter Games.

During the three and six months ended June 30, 2010, we made shortfall loans in the principal amounts of $0.8 million and $3.9 million, respectively, to our joint venture with NBC Universal.  As a result, we have a remaining shortfall funding accrual of $2.1 million as of June 30, 2010, which we expect to fund during the remainder of 2010 and through April 1, 2011.

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

Critical Accounting Policies and Estimates and Recently Issued Accounting Pronouncements

Certain of our accounting policies, as well as estimates we make, are critical to the presentation of our financial condition and results of operations since they are particularly sensitive to our judgment. Some of these policies and estimates relate to matters that are inherently uncertain. The estimates and judgments we make affect, among other things, the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets and goodwill, receivables and investments, program rights, income taxes, stock-based compensation, employee medical insurance claims, pensions, useful lives of property and equipment, contingencies, barter transactions, acquired asset valuations and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and it is possible that such differences could have a material impact on our consolidated financial statements. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements” included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In October 2009, there were revisions to the accounting standard for revenue arrangements with multiple deliverables.  The revisions address how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The revisions are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We plan to adopt this guidance effective January 1, 2011, and we do not expect it to have a material impact on our financial position or results of operations.

Results of Operations

Our consolidated financial statements reflect the operations, assets and liabilities of the Banks Broadcasting joint venture as discontinued for all periods presented. Set forth below are key components that contributed to our operating results (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	% change	% of 2010 Gross revenues	2010	2009	% change	% 2010 of Gross revenues

Local time sales	$59,239	$54,300	9%	53%	$115,294	$104,702	10%	53%
National time sales	30,072	24,427	23%	27%	58,285	46,372	26%	27%
Political time sales	5,262	1,364	286%	4%	8,695	1,883	362%	4%
Digital revenues	14,654	10,201	44%	13%	27,812	19,136	45%	13%
Network compensation	1,067	1,036	3%	1%	2,007	1,959	2%	1%
Barter revenues	1,489	1,143	30%	1%	2,797	2,027	38%	1%
Other revenues	747	946	-21%	1%	1,636	1,937	-16%	1%
Total gross revenues	112,530	93,417	20%	100%	216,526	178,016	22%	100%
Agency commissions	(13,070)	(10,900)	20%	-12%	(25,221)	(21,024)	20%	-12%
Net revenues	99,460	82,517	21%	88%	191,305	156,992	22%	88%

Operating costs and expenses:
Direct operating	29,823	26,533	12%		59,128	53,448	11%
Selling, general and administrative	26,652	24,746	8%		52,076	50,362	3%
Amortization of program rights	5,840	5,572	5%		12,046	11,904	1%
Corporate	6,694	4,569	47%		11,878	8,987	32%
Depreciation	6,948	7,448	-7%		14,048	15,574	-10%
Amortization of intangible assets	412	20	1960%		821	40	1953%
Impairment of goodwill and intangible assets	-	39,894	-100%		-	39,894	-100%
Restructuring charge	63	498	-87%		2,181	498	338%
Gain from asset sales	(2,030)	(949)	114%		(2,211)	(2,658)	-17%
Total operating costs and expenses	74,402	108,331	-31%		149,967	178,049	-16%
Operating income (loss)	$25,058	$(25,814)	197%		$41,338	$(21,057)	296%

Period Comparison

Revenues

Net revenues consist primarily of national, local and political advertising revenues, net of sales adjustments and agency commissions. Additional but less significant amounts are generated from Internet revenues, retransmission consent fees, barter revenues, network compensation, production revenues, tower rental income and station copyright royalties.

Net revenues increased $16.9 million, or 21%, for the three months ended June 30, 2010 compared with the three months ended June 30, 2009. The increase was primarily due to: (a) an increase in national advertising revenues of $5.6 million; (b) an increase in local advertising sales of $4.9 million; (c) an increase in digital revenues of $4.5 million; (d) an increase in political revenues of $3.9 million; and (e) an increase in barter revenues of $0.3 million. These increases were partially offset by: (a) an increase in agency commissions of $2.1 million; and (b) a decrease in other revenues of $0.2 million.

Net revenues increased $34.3 million, or 22%, for the six months ended June 30, 2010 compared with the six months ended June 30, 2009. The increase was primarily due to: (a) an increase in national advertising revenues of $11.9 million; (b) an increase in local advertising sales of $10.6 million; (c) an increase in digital revenues of $8.7 million; (d) an increase in political revenues of $6.8 million; and (e) an increase in barter revenues of $0.8 million. These increases were partially offset by: (a) an increase in agency commissions of $4.2 million; and (b) a decrease in other revenues of $0.3 million.

The increase in local and national advertising revenues during both the three and six months ended June 30, 2010 is primarily due to economic recovery relative to the same periods in the prior year, which resulted in increased advertising spending in our markets.  In particular, advertising revenues in the automotive category, which represented 23% of our core advertising sales for the quarter ended June 30, 2010, increased by 51% to $20.6 million, compared to $13.7 million for the same quarter in 2010. For the six months ended June 30, 2010, advertising revenues in the automotive category, which represented 23% of our core advertising sales, increased by 52% to $40.0 million, compared to $26.2 million for the same period in 2009.  The increase in political revenues during the three and six months ended June 30, 2010, compared to the same periods last year, is primarily the result of Congressional, state and local elections which take place in even numbered years as well as growth in issue advertising compared to the same period in 2009.  The increase in digital revenues for the three and six months ended June 30, 2010, compared to the same periods last year, is primarily due to incremental revenues from the acquisition of RMM in October 2009, growth in Internet advertising revenues resulting from increased traffic to our Internet web sites, growth in retransmission consent revenues as a result of contractual rate increases in per subscriber fees and an increase in subscriber levels compared to the same periods last year.

Operating Costs and Expenses

Operating costs and expenses decreased $33.9 million and $28.1 million, or 31% and 16%, for the three and six months ended June 30, 2010, respectively, primarily due to an impairment charge of $39.9 million recorded during the three and six months ended June 30, 2009 related to our broadcast licenses and goodwill that did not recur during the same periods in 2010.  The decrease in both periods was partially offset by incremental direct operating, selling, general and administrative expenses associated with RMM, our online advertising business which was acquired in October 2009.  The decrease was also offset by increases in variable direct costs attributable to the growth in revenue during the three and six months ended June 30, 2010 compared to the same periods in 2009.

Other expense (income)

Other expense (income), net increased $9.7 million for the three months ended June 30, 2010, primarily due to: (a) an increase in interest expense of $3.3 million; (b) an increase in loss on derivative instruments of $3.3 million; and (c) an increase in loss on extinguishment of debt of $2.7 million, all of which are attributable to the issuance of our 8⅜% Senior Notes during the second quarter of 2010.  Other expense (income), net increased $59.4 million for the six months ended June 30, 2010, primarily due to the gain on extinguishment of debt of $50.1 million that we recorded during the six months ended June 30, 2009 as a result of the purchase of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, which did not recur in the six months ended June 30, 2010.  The increase is also attributable to additional charges related to the issuance of our 8⅜% Senior Notes during the second quarter of 2010, as described above.

Interest expense, net, increased $3.3 million and $4.1 million, or 33% and 19%, for the three and six months ended June 30, 2010, respectively, compared to the same periods of 2009, primarily due to the issuance of our 8⅜% Senior Notes during the second quarter of 2010. The following summarizes the components of our interest expense, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Components of interest expense
Senior Secured Credit Facility	$1,109	$1,796	$4,378	$3,607
8⅜% Senior Notes	3,774	-	3,774	-
6½% Senior Subordinated Notes	4,714	4,714	9,378	9,898
6½% Senior Subordinated Notes -- Class B	2,779	2,775	5,531	5,927
RMM Notes	104	-	210	-
Other interest costs	948	848	1,872	1,623
Total interest expense, net	$13,428	$10,133	$25,143	$21,055

Provision for (benefit from) Income Taxes

Provision for (benefit from) income taxes decreased $12.2 million and $4.5 million for the three and six months ended June 30, 2010. Our effective income tax rate was 34.9% and 104.1% for the six months ended June 30, 2010 and 2009, respectively. The decrease in the tax provision and effective income tax rate was primarily a result of the taxable gain on extinguishment of debt and the impairment charge to our goodwill and broadcast licenses recognized during the six months ended June 30, 2009, which did not recur during the six months ended June 30, 2010.  As permitted by the American Recovery and Reinvestment Act of 2009, the taxable gain on extinguishment of debt was deferred and will be recognized for tax purposes over a five year period commencing in 2014.

Results of Discontinued Operations

Our consolidated financial statements reflect the operations of the Banks Broadcasting joint venture as discontinued for all periods presented. Income (loss) from discontinued operations was $0 and $(0.4) million for the six months ended June 30, 2010, and 2009, respectively. Included in the loss for the six months ended June 30, 2009, is an impairment charge to the broadcast license of KNIN-TV, the CW affiliate in Boise of $1.9 million, net of non-controlling interest and taxes, as a result of the adjustment to the purchase price of KNIN-TV in April 2009.  KNIN-TV was sold on April 23, 2009 and substantially all of the assets of Banks Broadcasting have now been liquidated.  As a result of the sale and liquidation, we received distributions of $2.6 million and $0.4 million during the six months ended June 30, 2009 and 2010, respectively.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior secured credit facility. As of June 30, 2010, we had unrestricted cash and cash equivalents of $8.5 million and a $76.1 million revolving credit facility, of which $40.0 million was available, subject to compliance with covenant restrictions.

Our total outstanding debt as of June 30, 2010 was $664.9 million. This excludes the contingent obligation associated with our guarantee of the $815.5 million GECC Note associated with our joint venture with NBC Universal (see Note 11 - “Commitments and Contingencies” for further details). The outstanding debt under our senior secured credit facility is due November 4, 2011, both of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B are due May 15, 2013 and our 8⅜% Senior Notes are due on April 15, 2018.

Our operating plan for the next twelve months requires that we generate cash from operations, utilize available borrowings, and repay indebtedness, including mandatory repayments of term loans under our credit facility. Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) we generate from our operations. The terms of our senior secured credit facility include, during the next twelve months, a reduction in our consolidated leverage ratio and our consolidated senior leverage ratio covenants, and an increase in our consolidated interest coverage ratio covenant.  As of June 30, 2010, we were in compliance with all financial and non-financial covenants under our senior secured credit facility.

Our future ability to generate cash from operations and from borrowings under our senior secured credit facility could be adversely affected by a number of risks, which are discussed in the Liquidity and Capital Resources section within Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in item 1A.  "Risk Factors", in our 10-K for the year ended December 31, 2009.

Our liquidity position during the six months ended June 30, 2010 was affected by, and during the remainder of 2010 will primarily be affected by, the following:

•
     During the six months ended June 30, 2010, we experienced a 22% increase in revenues compared to the same period in 2009.  During the remainder of 2010, we expect that continued recovery compared to the prior year, along with incremental political revenues generated in 2010, will favorably impact our liquidity position.

•
     Our joint venture with NBC Universal has been adversely impacted by the economic downturn. As described in our 10-K for the year ended December 31, 2009, during 2009 we entered into the Original Shortfall Funding Agreement with NBC Universal. Because of anticipated future cash shortfalls during 2010 at the joint venture, on March 9, 2010, we and NBC Universal entered into the 2010 Shortfall Funding Agreement covering the period through April 1, 2011.  Under the terms of the 2010 Shortfall Funding Agreement, we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our respective percentage of economic interest in the joint venture. As of December 31, 2009, we had accrued $6.0 million for our probable and estimable obligations under the Shortfall Funding Agreements, attributable to the joint venture's debt service. On March 25, 2010 and June 22, 2010, pursuant to the Shortfall Funding Agreements, we made shortfall loans in the principal amounts of $3.1 million and $0.8 million, respectively, to the joint venture.  As a result, we have a remaining shortfall funding accrual of $2.1 million as of June 30, 2010, which we expect to fund during the remainder of 2010 and through April 1, 2011.

•
     As described further below in “Description of Indebtedness”, on April 12, 2010 LIN Television completed an offering of its 8⅜% Senior Notes in an aggregate principal amount of $200.0 million, and used the proceeds of such offering to repay amounts outstanding under our senior secured credit facility.  In connection with the offering, we made a mandatory prepayment of principal of $148.9 million and $45.9 million on our revolving credit loans and our term loans, plus accrued interest, respectively, which resulted in a reduction of our revolving credit commitments, from $225.0 million to $76.1 million.  Further, as a result of the $45.9 million repayment of principal on our term loans, the mandatory annual principal amortization of term loans was reduced from $15.9 million to $3.3 million.

Contractual Obligations

The following table summarizes the estimated future cash payments related to our debt obligations and other contractual obligations as of June 30, 2010.  The table reflects LIN Television’s issuance and sale of $200.0 million of its 8⅜% Senior Notes on April 12, 2010, the use of the net proceeds of such issuance to pay a portion of our outstanding revolving credit and term loans, and amendments to certain program obligations and operating contracts since December 31, 2009.

	2010	2011-2012	2013-2014	2015 and thereafter	Total
	(in thousands)
Principal payments and mandatory redemptions on debt(1)	$6,925	$53,039	$417,199	$200,000	$677,163
Cash interest on debt(2)	43,404	88,076	36,032	55,135	222,647
Program rights(3)	26,312	39,560	7,983	-	73,855
Operating agreements(4)	15,388	24,442	6,636	-	46,466

(1)
We are obligated to make mandatory quarterly principal payments and to use proceeds of asset sales not reinvested to pay-down the term loans under our senior secured credit facility. Additionally, we are required to make mandatory prepayments of principal on our term loans subject to a computation of excess cash following the delivery of our year-end financial statements as described in “Description of Indebtedness” in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 10-K for the year ended December 31, 2009. We are also obligated to repay in full our senior secured credit facility on November 4, 2011, each of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B on May 15, 2013 and our 8⅜% Senior Notes on April 15, 2018. The amount does not include any potential amounts that may be paid related to the GECC Note as described in Note 11 – “Commitments and Contingencies.”

(2)
We have contractual obligations to pay cash interest on our senior secured credit facility, as well as commitment fees of 0.50% on our revolving credit facility through November 2011, and on each of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B through 2013, our 8⅜% Senior Notes through 2018, and our RMM Notes, as described in “Description of Indebtedness” in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 10-K for the year ended December 31, 2009.

(3)
We have entered into commitments for future syndicated news, entertainment and sports programming. We have recorded $9.5 million of program obligations as of June 30, 2010 and we have unrecorded commitments of $58.2 million for programming that is not available to air as of June 30, 2010.

(4)
We have entered into a variety of agreements for services used in the operation of our stations including rating services, consulting and research services, news video services, news weather services, marketing services and other operating contracts under non-cancelable operating agreements.

Other than as shown above, there were no material changes in our contractual obligations from those shown in Liquidity and Capital Resources within Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 10-K for the year ended December 31, 2009.

Summary of Cash Flows

The following presents summarized cash flow information (in thousands):

	Six Months Ended June 30,		2010 vs. 2009
	2010	2009
Cash provided by operating activities	$33,877	$511	$33,366
Cash (used in) provided by investing activities	(12,829)	2,382	(15,211)
Cash used in financing activities	(23,689)	(3,949)	(19,740)
Net decrease in cash and cash equivalents	$(2,641)	$(1,056)	$(1,585)

Net cash provided by operating activities increased $33.4 million to $33.9 million for the six months ended June 30, 2010 compared to the same period in the prior year. This increase was primarily attributable to an increase in net revenues of $34.3 million, and changes in working capital largely due to restructuring payments made in the first six months of 2009, that did not recur in 2010, offset  increases in direct operating and selling, general and administrative expenses.

Net cash (used in) provided by investing activities increased $15.2 million to $12.8 million for the six months ended June 30, 2010 compared to the same period in the prior year. The increase is primarily due to an increase in capital expenditures of $5.5 million, shortfall loans of $3.9 million made to our joint venture with NBC Universal during the six months ended June 30, 2010 and proceeds of $5.9 million received from the sale of KNIN-TV during the six months ended June 30, 2009, of which $2.6 million was distributed to us.  Additionally, during the six months ended June 30, 2010, we acquired a non-controlling investment in an interactive service provider that hosts our web sites for $2.0 million.

Net cash used in financing activities increased $19.7 million to $23.7 million for the six months ended June 30, 2010 compared to the same period in the prior year. The increase is primarily due to an increase in net principal payments on long-term debt when compared to the prior period as a result of the payments of principal on our revolving credit facility and term loans as further described in “Description of Indebtedness”.

Description of Indebtedness

The following is a summary of our outstanding indebtedness (in thousands):

	June 30, 2010	December 31, 2009

Senior secured credit facility:
Revolving credit loans	$ 36,062	$ 204,000
Term loans	11,225	61,975
8⅜% Senior Notes due 2018	200,000	-
6½% Senior Subordinated Notes due 2013	275,883	275,883
$141,316 6½% Senior Subordinated Notes - Class B due 2013, net of discount of $4,240 and $4,965 as of June 30, 2010 and December 31, 2009, respectively	137,076	136,351
$2,157 LIN-RMM Note, net of discount of $80 and $160 as of June 30, 2010 and December 31, 2009, respectively	2,077	1,997
$1,387 and $1,598 RMM Note, net of premium of $93 and $112 as of June 30, 2010 and December 31, 2009, respectively	1,480	1,710
$1,121 RMM Bank Note, net of discount of $41 and $83 as of June 30, 2010 and December 31, 2009, respectively	1,080	1,038
Total debt	664,883	682,954
Less current portion	6,990	16,372
Total long-term debt	$ 657,893	$ 666,582

We repaid $0.8 million and $4.8 million of principal on the term loans, related to mandatory quarterly payments under our senior secured credit facility, from operating cash flows during the three and six months ended June 30, 2010, respectively.

On April 12, 2010, LIN Television completed the issuance and sale of $200.0 million in aggregate principal amount of its Senior Notes in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The Senior Notes will mature on April 15, 2018, and interest is payable on the Senior Notes on April 15 and October 15 of each year, commencing October 15, 2010.  Proceeds from the issuance of the Senior Notes were used to repay $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of our senior secured credit facility. As a result, we recorded a loss on extinguishment of debt of $2.7 million during the three and six months ended June 30, 2010, consisting of a write-off of deferred financing fees of $1.9 million and $0.8 million related to the revolving credit facility and term loans, respectively.  Additionally, the repayment of principal on our revolving credit facility resulted in a reduction of our revolving credit commitments, from $225.0 million to $76.1 million.

See “Description of Indebtedness” in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 10-K for the year ended December 31, 2009 for additional information regarding our senior secured credit facility and other long-term debt.

Off-Balance Sheet Arrangements

As of June 30, 2010, there had been no material changes in our off-balance sheet arrangements from those disclosed in our 10-K for the year ended December 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to interest rates on borrowings under our senior secured credit facility. We have historically used derivative financial instruments to mitigate our exposure to market risks from fluctuations in interest rates. In accordance with our policy, we do not enter into derivative instruments unless there is an underlying exposure, and we do not enter into derivative financial instruments for speculative trading purposes.

Interest Rate Risk

Our long-term debt as of June 30, 2010 was $664.9 million, including a current portion of $7.0 million, of which the senior subordinated notes bear a fixed interest rate and the senior secured credit facility bears an interest rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus ½ of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin rate of 3.750% or 2.750% for LIBOR based loans and ABR rate loans, respectively. The aggregate outstanding balance under our senior secured credit facility was $47.3 million as of June 30, 2010.

Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical 1% increase in the floating rate used as the basis for the interest charged on the senior secured credit facility as of June 30, 2010 would result in an estimated $0.4 million increase in annualized interest expense assuming a constant balance outstanding of $47.3 million less the current outstanding loan amount of $11.2 million covered with an interest rate swap agreement.

During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans to mitigate changes in our cash flows resulting from fluctuations in interest rates. The 2006 interest rate hedge effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our senior secured credit facility, which expires in November 2011.

We have historically designated the 2006 interest rate hedge as a cash flow hedge.  However, as a result of the April 12, 2010 repayment of $45.9 million of principal on our term loans, as described further in “Description of Indebtedness”, the interest rate hedge ceased to be highly effective in hedging the variable rate cash flows associated with our term loans.  Accordingly, the portion of the fair value recognized in accumulated other comprehensive loss, $3.6 million, was recorded as a charge to our consolidated statement of operations for the three and six months ended June 30, 2010.  Additionally, because the hedge ceased to be highly effective in hedging the variable rate cash flows all changes in fair value are now recorded to our consolidated statement of operations. We therefore recorded a total loss on derivative instruments of $3.1 million, including an unrealized gain of $0.5 million since April 12, 2010, for both the three and six months ended June 30, 2010.

Item 4. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. As permitted by the SEC, we have excluded RMM from our evaluation as of June 30, 2010 because it was acquired by us in a purchase business combination on October 2, 2009. RMM is an operating division of Primeland, Inc., a wholly-owned subsidiary of LIN Television, whose total assets and total revenues represent 1% and 3%, respectively, of our consolidated financial statement amounts as of and for the six months ended June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. As permitted by the SEC, we have excluded RMM from our evaluation as of June 30, 2010 because it was acquired by us in a purchase business combination on October 2, 2009. RMM is an operating division of Primeland, Inc., a wholly-owned subsidiary of LIN Television, whose total assets and total revenues represent 1% and 3%, respectively, of our consolidated financial statement amounts as of and for the six months ended June 30, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

None.

Item 5. Other Information

On July 29, 2010, we entered into amendments to the employment agreements with our executive officers reflecting adjustments to the compensation of our executive officers by the Compensation Committee of our Board of Directors on May 11, 2010 as reported in our Form 8-K filed on May 17, 2010. The full text of the amendments to the employment agreements with each of Vincent L. Sadusky, Scott M. Blumenthal, Denise M. Parent, Richard J. Schmaeling, Robert S. Richter, Nicholas N. Mohamed are attached hereto as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6, respectively. Effective July 1, 2010, LIN Television also made available to certain employees, including our named executive officers, the LIN Television Corporation Supplemental Income Deferral Plan, the full text of which is attached hereto as Exhibit 10.7.

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

10.1	Amendment to Employment Agreement dated July 29, 2010 between LIN TV Corp., LIN Television Corporation and Vincent L. Sadusky, filed as Exhibit 10.1 herein.

10.2	Amendment to Employment Agreement dated July 29, 2010 between LIN TV Corp., LIN Television Corporation and Scott M. Blumenthal, filed as Exhibit 10.2 herein.

10.3	Amendment to Employment Agreement dated July 29, 2010 between LIN TV Corp., LIN Television Corporation and Denise M. Parent, filed as Exhibit 10.3 herein.

10.4	Amendment to Employment Agreement dated July 29, 2010 between LIN TV Corp., LIN Television Corporation and Richard J. Schmaeling, filed as Exhibit 10.4 herein.

10.5	Amendment to Employment Agreement dated July 29, 2010 between LIN TV Corp., LIN Television Corporation and Robert S. Richter, filed as Exhibit 10.5 herein.

10.6	Amendment to Employment Agreement dated July 29, 2010 between LIN TV Corp., LIN Television Corporation and Nicholas N. Mohamed, filed as Exhibit 10.6 herein.

10.7	LIN Television Corporation Supplemental Income Deferral Plan Effective July 1, 2010, filed as Exhibit 10.7 herein.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN TV Corp.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN TV Corp.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        LIN TV CORP.
                        LIN TELEVISION CORPORATION

                                                                                                 Dated: July 29, 2010
 By:/s/ Richard J. Schmaeling
                                                                                                     Richard J. Schmaeling
                                                                                                     Senior Vice President, Chief Financial Officer
             (Principal Financial Officer)

Dated: July 29, 2010
By: /s/ Nicholas N. Mohamed
                                                                                                     Nicholas N. Mohamed
             Vice President, Controller
                                                                                                     (Principal Accounting Officer)

Item 1. Unaudited Consolidated Financial Statements of LIN Television Corporation

LIN Television Corporation
Consolidated Balance Sheets
(unaudited)
	June 30,	December 31,
	2010	2009
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	8,464	$11,105
Restricted cash	-	2,000
Accounts receivable, less allowance for doubtful accounts (2010 - $2,061; 2009 - $2,272)	77,467	73,948
Program rights	1,452	2,126
Other current assets	5,929	6,402
Total current assets	93,312	95,581
Property and equipment, net	160,094	165,061
Deferred financing costs	8,813	8,389
Program rights	985	1,400
Goodwill	117,259	117,259
Broadcast licenses and other intangible assets, net	398,056	398,877
Other assets	4,988	3,936
Total assets	$783,507	$790,503

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Current portion of long-term debt	$6,990	$16,372
Accounts payable	8,335	6,556
Accrued expenses	41,330	41,916
Program obligations	7,914	10,319
Total current liabilities	64,569	75,163
Long-term debt, excluding current portion	657,893	666,582
Deferred income taxes, net	167,292	162,025
Program obligations	1,539	2,092
Other liabilities	48,708	53,795
Total liabilities	940,001	959,657

Commitments and Contingenices (Note 11)

Stockholder's deficit:
Common stock, $0.00 par value, 1,000 shares	-	-
Investment in parent company’s stock, at cost	(7,869)	(7,869)
Additional paid-in capital	1,107,575	1,104,690
Accumulated deficit	(1,230,913)	(1,238,058)
Accumulated other comprehensive loss	(25,287)	(27,917)
Total stockholder's deficit	(156,494)	(169,154)
Total liabilities and stockholder's deficit	$783,507	$790,503

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)

Net revenues	$99,460	$82,517	$191,305	$156,992

Operating costs and expenses:
Direct operating	29,823	26,533	59,128	53,448
Selling, general and administrative	26,652	24,746	52,076	50,362
Amortization of program rights	5,840	5,572	12,046	11,904
Corporate	6,694	4,569	11,878	8,987
Depreciation	6,948	7,448	14,048	15,574
Amortization of intangible assets	412	20	821	40
Impairment of goodwill and broadcast licenses	-	39,894	-	39,894
Restructuring charge	63	498	2,181	498
Gain from asset dispositions	(2,030)	(949)	(2,211)	(2,658)
Operating income (loss)	25,058	(25,814)	41,338	(21,057)

Other expense (income):
Interest expense, net	13,428	10,133	25,143	21,055
Share of loss in equity investments	94	-	94	-
Loss (gain) on derivative instruments	3,056	(225)	3,065	(5)
Loss (gain) on extinguishment of debt	2,749	-	2,749	(50,149)
Other, net	28	(208)	(682)	61
Total other expense (income), net	19,355	9,700	30,369	(29,038)

Income (loss) from continuing operations before (benefit from) provision for income taxes	5,703	(35,514)	10,969	7,981
Provision for (benefit from) income taxes	2,059	(10,180)	3,824	8,309
Income (loss) from continuing operations	3,644	(25,334)	7,145	(328)
Discontinued operations:
Loss from discontinued operations, net of a gain from the sale of discontinued operations of $11 for both the three and six months ended June 30, 2009, and a benefit from income taxes of $18 and $677 for the three and six months ended June 30, 2009, respectively	-	(162)	-	(446)
Net income (loss)	$3,644	$(25,496)	$7,145	$(774)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Stockholders' Deficit and Comprehensive Income
(unaudited)
(in thousands, except share data)

	Total Deficit	Common Stock		Investment in Parent Company's Common Stock, at cost	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Deficit	Comprehensive Income
		Shares	Amount
Balance as of December 31, 2009	$ (169,154)	1,000	$ -	$ (7,869)	$ 1,104,690	$ (1,238,058)	$ (27,917)	$ (169,154)
Amortization of pension net loss, net of tax of $75	114	-	-	-	-	-	114	114	114
Reclassification of unrealized loss on cash flow hedge, net of tax of $1,603	2,516	-	-	-	-	-	2,516	2,516	2,516
Stock-based compensation	2,498	-	-	-	2,498	-	-	2,498
Exercises of stock options under employee compensation plans	387	-	-	-	387		-	387
Net income	7,145	-	-	-	-	7,145	-	7,145	7,145
Comprehensive income - June 30, 2010									$ 9,775
Balance as of June 30, 2010	$ (156,494)	1,000	$ -	$ (7,869)	$ 1,107,575	$ (1,230,913)	$ (25,287)	$ (156,494)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Stockholders' Deficit and Comprehensive Income
	(unaudited)
(in thousands, except share data)
	Total Deficit	Common Stock		Investment in Parent Company's Common Stock, at cost	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Deficit	Noncontrolling Interest	Comprehensive Income
		Shares	Amount
Balance as of December 31, 2008	$ (182,250)	1,000	$ -	$ (18,005)	$ 1,102,448	$ (1,239,090)	$ (34,634)	$ (189,281)	$ 7,031
Amortization of prior service cost, net of tax of $6	9	-	-	-	-	-	9	9	-	9
Amortization of pension net loss, net of tax of $33	50	-	-	-	-	-	50	50	-	50
Unrealized loss on cash flow hedge, net of tax of $552	831	-	-	-	-	-	831	831	-	831
Stock-based compensation	1,338	-	-	-	1,338	-	-	1,338	-
Distribution to minority shareholders	(2,644)	-	-	-	-	-	-	-	(2,644)
Net loss	(5,161)	-	-	-	-	(774)	-	(774)	(4,387)	(774)
Comprehensive income - June 30, 2009										$ 116
Balance as of June 30, 2009	$ (187,827)	1,000	$ -	$ (18,005)	$ 1,103,786	$ (1,239,864)	$ (33,744)	$ (187,827)	$ -

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Cash Flows
(unaudited)
	Six months ended June 30,
	2010	2009
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$7,145	$(774)
Loss from discontinued operations	-	446
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,048	15,574
Amortization of intangible assets	821	40
Impairment of goodwill, broadcast licenses and broadcast equipment	-	39,894
Amortization of financing costs and note discounts	2,422	1,832
Amortization of program rights	12,046	11,904
Program payments	(14,128)	(11,752)
Loss (gain) on extinguishment of debt	2,749	(50,149)
Loss (gain) on derivative instruments	3,065	(5)
Share of loss in equity investments	94	-
Deferred income taxes, net	3,820	8,699
Stock-based compensation	2,498	1,338
Gain from asset dispositions	(2,211)	(2,658)
Other, net	(186)	2,109
Changes in operating assets and liabilities:
Accounts receivable	(3,519)	7,019
Other assets	1,092	(1,168)
Accounts payable	1,779	(1,889)
Accrued interest expense	3,710	(994)
Other liabilities and accrued expenses	(1,368)	(18,854)
Net cash provided by operating activities, continuing operations	33,877	612
Net cash used in operating activities, discontinued operations	-	(101)
Net cash provided by operating activities	33,877	511

INVESTING ACTIVITIES:
Capital expenditures	(9,010)	(3,493)
Change in restricted cash	2,000	-
Proceeds from the sale of assets	181	-
Payments on derivative instruments	(805)	-
Shortfall loan to joint venture with NBC Universal (Note 3)	(3,875)	-
Other investments, net	(1,980)	-
Net cash used in investing activities, continuing operations	(13,489)	(3,493)
Net cash provided by investing activities, discontinued operations	660	5,875
Net cash (used in) provided by investing activities	(12,829)	2,382

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock based compensation	387	-
Proceeds from borrowings on long-term debt	213,000	78,000
Principal payments on long-term debt	(231,899)	(79,305)
Payment of long-term debt financing costs	(4,732)	-
Net cash used in financing activities, continuing operations	(23,244)	(1,305)
Net cash used in financing activities, discontinued operations	(445)	(2,644)
Net cash used in financing activities	(23,689)	(3,949)

Net decrease in cash and cash equivalents	(2,641)	(1,056)
Cash and cash equivalents at the beginning of the period	11,105	20,106
Cash and cash equivalents at the end of the period	$8,464	$19,050

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

All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B and 8⅜% Senior Notes due 2018 (the “Senior Notes”) on a joint-and-several basis.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and the notes to the unaudited consolidated financial statements. Certain of these estimates and assumptions require management to make difficult, complex or subjective judgments, often regarding matters that are inherently uncertain. Our actual results could differ from these estimates. Estimates are used for, among other things, the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization of program rights and intangible assets, stock-based compensation, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, litigation and net assets of businesses acquired.

Comprehensive Income (Loss)

Our total comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) items listed in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$3,644	$(25,496)	$7,145	$(774)
Amortization of prior service cost on pension	-	5	-	9
Amortization of pension net loss	56	(28)	114	50
Unrealized loss on cash flow hedge	2,276	390	2,516	831
Total comprehensive income (loss)	$5,976	$(25,129)	$9,775	$116

Recently Issued Accounting Pronouncements

In October 2009, there were revisions to the accounting standard for revenue arrangements with multiple deliverables.  The revisions address how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The revisions are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We plan to adopt this guidance effective January 1, 2011, and we do not expect it to have a material impact on our financial position or results of operations.

Note 2 — Discontinued Operations

Banks Broadcasting

Our consolidated financial statements reflect the operations, assets and liabilities of the Banks Broadcasting joint venture as discontinued for all periods presented.

On April 23, 2009, Banks Broadcasting completed the sale of KNIN-TV, a CW affiliate in Boise, for $6.6 million to Journal Broadcast Corporation. As a result of the sale we received, on the basis of our economic interest in Banks Broadcasting, distributions of $2.6 million and $0.4 million during the six months ended June 30, 2009 and 2010, respectively.  Substantially all of the assets of the Banks Broadcasting joint venture have now been liquidated.

We provided no capital contributions to Banks Broadcasting during the six months ended June 30, 2010 and 2009.

The following presents summarized information for the discontinued operations (in thousands):

	Three Months Ended June 30,	Six MonthsEnded June 30,
	2009	2009

Net revenues	$191	$823
Operating loss	(1,143)	(3,141)
Net loss	(162)	(446)

The operating loss for the six months ended June 30, 2009 includes an impairment charge of $1.9 million to reduce the carrying value of broadcast licenses to fair value based on the final sale price of KNIN-TV of $6.6 million. Net loss for the six months ended June 30, 2009 reflects our 50% share of net losses of Banks Broadcasting, net of taxes and non operating items, to adjust the carrying value of the non-controlling interest to reflect the estimated amounts that were due to the minority shareholders upon liquidation of Banks Broadcasting.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Cash distributions to SVH from SVO	$12,817	$10,972	$13,775	$27,430

Income to SVH	$11,119	$6,501	$24,972	$9,229
Other expense, net (primarily interest on the GECC note)	(16,491)	(16,491)	(32,984)	(32,982)
Net loss of SVH	$(5,372)	$(9,990)	$(8,012)	$(23,753)

Shortfall loans to SVH from LIN Television	$754	$-	$3,875	$-
Shortfall loans to SVH from NBC Universal	$2,946	$-	$12,192	$-

Beginning in 2009, we did not recognize our 20.38% share of SVH’s net loss, because the investment was written-off during the year ended December 31, 2008; accordingly, we suspended recognition of equity method gains and losses.

During the year ended December 31, 2009, we recognized a contingent liability of $6.0 million based on our estimate of amounts that we expected to loan to the joint venture pursuant to the 2009 shortfall funding agreement and the 2010 shortfall funding agreement with NBC Universal (collectively, the “Shortfall Funding Agreements”) as further described in Note 11 - “Commitments and Contingencies”.  Due to uncertainty surrounding the joint venture's ability to repay the shortfall loans, concurrent with the recognition of these liabilities we impaired the shortfall loans in full.

On March 25, 2010 and on June 22, 2010, pursuant to the terms of the Shortfall Funding Agreements, we made shortfall loans in the principal amounts of $3.1 million and $0.8 million, respectively, to the joint venture, representing our 20.38% share in cumulative debt service shortfalls at the joint venture.  Concurrent with our funding of the shortfall loans, NBC Universal funded shortfall loans in the principal amounts of $12.2 million and $2.9 million, respectively, to the joint venture, in respect of its 79.62% share in the cumulative debt service shortfalls at the joint venture.  We have a remaining shortfall funding accrual of $2.1 million as of June 30, 2010, which we expect to fund during the remainder of 2010 and through April 1, 2011.  As of the date of this report, this $2.1 million liability continues to reflect our best estimate of our probable obligations under the 2010 shortfall funding agreement; however, our actual cash shortfall funding could exceed our current estimates. We do not believe our funding obligations related to the joint venture, if any, beyond April 1, 2011 are currently estimable and probable, therefore, we have not accrued for any potential obligations beyond $2.1 million.

Because they were fully impaired, the amounts payable under the shortfall loans, and all accrued interest due from the joint venture, are carried at zero on our balance sheet as of June 30, 2010.  The loans bear interest at 8% annually; payable quarterly in arrears subject to certain conditions, and have no maturity date.  Under the terms of the shortfall loan notes, payments of principal and interest are allocated between us and NBC Universal based on our respective economic interests in the joint venture, and are applied first toward the principal amount owed under the shortfall loans, and second toward the payment of accrued interest.  Principal and interest payments are payable only if the joint venture has available cash on hand in excess of amounts required by the joint venture to fund its quarterly interest payments on the debt financing provided by General Electric Capital Corporation (“GECC”) described further in Note 11 – “Commitments and Contingencies”.

For further details on the timing of debt service shortfalls and our recognition of liabilities under the Shortfall Funding Agreements see Note 11 – “Commitments and Contingencies.”

Note 4 — Intangible Assets

The following table summarizes the carrying amount of intangible assets (in thousands):

	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$117,259	$-	$117,259	$-
Broadcast licenses	391,801	-	391,801	-
Intangible assets subject to amortization (1)	14,403	(8,148)	14,403	(7,327)
Total intangible assets	$523,463	$(8,148)	$523,463	$(7,327)
_________
(1)
Intangible assets subject to amortization are amortized on a straight line basis and include acquired customer relationships, brand names, non-compete agreements, internal-use software, favorable operating leases, tower rental income leases, option agreements and network affiliations.

We recorded an impairment charge of $39.9 million during the second quarter of 2009 that included an impairment to the carrying values of our broadcast licenses of $37.2 million, relating to 26 of our television stations; and an impairment to the carrying values of our goodwill of $2.7 million, relating to two of our television stations.  We tested our indefinite-lived intangible assets for impairment at June 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts.  The need for an impairment analysis at June 30, 2009 was triggered by the continued decline in advertising revenue at certain of our stations in excess of our original plan, due to the ongoing effects of the economic downturn that resulted in downward adjustments to their respective forecasts.

There were no events during the six months ended June 30, 2010 to warrant the performance of an interim impairment test of our indefinite-lived intangible assets.

Note 5 — Debt

We guarantee substantially all of LIN Television’s debt. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, 6½% Senior Subordinated Notes and 6½%  Senior Subordinated Notes – Class B (together, the “Senior Subordinated Notes”) and 8⅜% Senior Notes (the “Senior Notes”) on a joint-and-several basis.

Debt consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Senior secured credit facility:
Revolving credit loans	$36,062	$204,000
Term loans	11,225	61,975
8⅜% Senior Notes due 2018	200,000	-
6½% Senior Subordinated Notes due 2013	275,883	275,883
$141,316 6½% Senior Subordinated Notes - Class B due 2013, net of discount of $4,240 and $4,965 as of June 30, 2010 and December 31, 2009, respectively	137,076	136,351
$2,157 LIN-RMM Note, net of discount of $80 and $160 as of June 30, 2010 and December 31, 2009, respectively	2,077	1,997
$1,387 and $1,598 RMM Note, net of premium of $93 and $112 as of June 30, 2010 and December 31, 2009, respectively	1,480	1,710
$1,121 RMM Bank Note, net of discount of $41 and $83 as of June 30, 2010 and December 31, 2009, respectively	1,080	1,038
Total debt	664,883	682,954
Less current portion	6,990	16,372
Total long-term debt	$657,893	$666,582

We repaid $0.8 million and $4.8 million of principal on the term loans, related to mandatory quarterly payments under our senior secured credit facility, from operating cash flows during the three and six months ended June 30, 2010, respectively.

On April 12, 2010, LIN Television completed an offering of its Senior Notes in an aggregate principal amount of $200.0 million.   Proceeds from the issuance of the Senior Notes were used to repay $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of our senior secured credit facility.  As a result, we recorded a loss on extinguishment of debt of $2.7 million during the three and six months ended June 30, 2010, consisting of a write-off of deferred financing fees of $1.9 million and $0.8 million related to the revolving credit facility and term loans, respectively.  The repayment of principal on our revolving credit facility resulted in a reduction of our revolving credit commitments, from $225.0 million to $76.1 million.  Additionally, as a result of the repayment of principal on our term loans, our interest rate hedge ceased to be highly effective, as further described in Note 6 – “Derivative Financial Instruments”.

During the six months ended June 30, 2009, we purchased a total notional amount of $79.7 million and $42.0 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes – Class B, respectively, under a Rule 10b5-1 plan. The aggregate purchase price for both classes was $68.4 million, resulting in a gain on extinguishment of debt of $50.1 million, net of a write-off of deferred financing fees and discount related to the Senior Subordinated Notes of $3.2 million.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	June 30, 2010	December 31, 2009
Carrying amount	$664,883	$682,954
Fair value	658,858	616,247

Note 6 — Derivative Financial Instruments

We have historically used derivative financial instruments in the management of our interest rate exposure for our long-term debt, principally our senior secured credit facility. In accordance with our policy, we do not enter into derivative instruments unless there is an underlying exposure and we do not enter into derivative financial instruments for speculative trading purposes.

During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans (the “2006 interest rate hedge”) to mitigate changes in our cash flows resulting from fluctuations in interest rates. The 2006 interest rate hedge effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our senior secured credit facility, which expires in November 2011.

We have historically designated the 2006 interest rate hedge as a cash flow hedge.  However, as a result of the April 12, 2010 repayment of $45.9 million of principal on our term loans, as described further in Note 5 – “Debt”, the 2006 interest rate hedge ceased to be highly effective in hedging the variable rate cash flows associated with our term loans.  Accordingly, the portion of the fair value recognized in accumulated other comprehensive loss, $3.6 million, was recorded as a charge to our consolidated statement of operations for the three and six months ended June 30, 2010.  Additionally, because the hedge ceased to be highly effective in hedging the variable rate cash flows, all changes in fair value are now recorded in our consolidated statement of operations.  We therefore recorded a total loss on derivative instruments of $3.1 million, including an unrealized gain of $0.5 million since April 12, 2010, for both the three and six months ended June 30, 2010.

During the three and six months ended June 30, 2009, we recorded a gain of $0.2 million and $5,000, respectively, to our consolidated statement of operations, associated with the ineffective portion of the 2006 interest rate hedge.

The fair value of the 2006 interest rate hedge liability was $3.1 million and $4.2 million as of June 30, 2010 and December 31, 2009, respectively, and is included in other liabilities in our consolidated balance sheet. The fair value is calculated by using observable inputs (Level 2) prescribed by the three-level fair value hierarchy, which is calculated using the discounted expected future cash outflows from a series of three-month LIBOR strips through November 4, 2011, the same maturity date as our senior secured credit facility.

The following table summarizes our derivative activity during the three and six months ended June 30 (in thousands):

	Loss (Gain) on Derivative Instruments
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Mark-to-Market Adjustments on:
2006 interest rate hedge	$3,056	$(225)	$3,065	$(5)

	Comprehensive Income, Net of Tax
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Mark-to-Market Adjustments on:
2006 interest rate hedge	$2,276	$390	$2,516	$831

Note 7 – Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the prescribed three-level fair value hierarchy as of June 30, 2010 and December 31, 2009 (in thousands):

	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
June 30, 2010
Assets:
Deferred compensation related investments	$1,369	$-	$-	$1,369

Liabilities:
2006 interest rate hedge	$-	$3,126	$-	$3,126
Deferred compensation related liabilities	1,369	-	-	1,369

December 31, 2009
Assets:
Deferred compensation related investments	$2,454	$-	$-	$2,454

Liabilities:
2006 interest rate hedge	$-	$4,181	$-	$4,181
Deferred compensation related liabilities	2,454	-	-	2,454
Equity value shortfall amount	-	-	627	627

The fair value of our deferred compensation plan is determined based on the fair value of the investments selected by employees.

The following table details the change in fair value of our Level 3 liability for the six months ended June 30, 2010:

Equity Value Shortfall Amount
Balance as of December 31, 2009	$627
Realized gain from the change in fair value	(627)
Balance as of June 30, 2010	$-

The equity value shortfall amount is a liability that was incurred in connection with the acquisition of Red McCombs Media, LP (“RMM”) on October 2, 2009. The fair value of the equity value shortfall amount was determined based on an option pricing model reflecting our assumptions about the value that market participants would place on this liability. As of December 31, 2009, the estimated fair value was $0.6 million. On April 2, 2010, the six-month anniversary of the acquisition of RMM, the fair value of LIN TV's class A common stock which comprised the merger consideration exceeded $4.5 million, which resulted in no further consideration. Therefore, we recorded a gain of $0.6 million in other, net in our consolidated statement of operations during the six months ended June 30, 2010, and the liability was permanently relieved from our consolidated balance sheet.  For further information on the equity value shortfall amount and the acquisition of RMM see Note 2 – “Acquisitions” included in our Annual Report on Form 10-K (“10-K”) for the year ended December 31, 2009.

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension benefit cost and the contributions to the 401(k) Plan and to the retirement plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net periodic pension benefit cost:
Service cost	$-	$(15)	$-	$385
Interest cost	1,525	1,563	3,046	3,178
Expected return on plan assets	(1,611)	(1,641)	(3,223)	(3,328)
Amortization of prior service cost	-	-	-	31
Amortization of pension net loss (gain)	92	(31)	188	165
Curtailment	-	-	-	438
Net periodic pension benefit cost (benefit)	$6	$(124)	$11	$869
Contributions
401(k) Plan	$896	$65	$1,772	$337
Defined benefit retirement plans	900	-	900	-
Total contributions	$1,796	$65	$2,672	$337

We expect to make contributions of $4.1 million to our defined benefit retirement plans during the remainder of 2010. See Note 11 — “Retirement Plans” included in our 10-K for the year ended December 31, 2009 for a full description of our retirement plans.

We recorded a curtailment during the six months ended June 30, 2009 as a result of freezing benefit accruals to the plan during 2009. The $0.4 million charge relates to the recognition of the prior service cost associated with the plan.

Note 9 — Restructuring

During the three and six months ended June 30, 2010, we recorded a restructuring charge of $0.1 million and $2.2 million, respectively, as a result of the consolidation of certain activities at our stations and our corporate headquarters, which resulted in the termination of 43 employees. During the three and six months ended June 30, 2010, we made cash payments of $0.2 million and $2.2 million, respectively, related to this restructuring.

As of June 30, 2010, we had a remaining liability of $0.2 million related to the cancellation of certain programming and other contracts in 2008.  We expect to make cash payments of $0.2 million related to this restructuring through 2012.

Note 10 — Income Taxes

We recorded a provision for income taxes of $2.0 million and $3.8 million for the three and six months ended June 30, 2010, respectively, compared to a benefit from income taxes of $10.2 million and a provision for income taxes of $8.3 million for the three and six months ended June 30, 2009, respectively.  Our effective income tax rate was 34.9% and 104.1% for the six months ended June 30, 2010 and 2009, respectively. The decrease in the tax provision and effective income tax rate was primarily a result of a taxable gain on extinguishment of debt and the impairment charge to our goodwill and broadcast licenses recognized during the six months ended June 30, 2009, which did not recur in the six months ended June 30, 2010.

Note 11 — Commitments and Contingencies

Commitments

We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2017. The following table summarizes all of our estimated future cash payments, after giving effect to amendments to certain of these agreements since December 31, 2009.

Year	Operating Leases and Agreements	Syndicated Television Programming	Total
2010	$16,696	$26,312	$43,008
2011	13,101	23,781	36,882
2012	12,383	15,779	28,162
2013	4,533	6,637	11,170
2014	2,760	1,346	4,106
Thereafter	360	-	360
Total commitments	49,833	73,855	123,688
Less recorded contracts	-	(9,453)	(9,453)
Unrecorded commitments	$49,833	$64,402	$114,235

Contingencies

GECC Note

GECC provided debt financing for the joint venture between NBC Universal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter (“GECC Note”). We have a 20.38% equity interest in the joint venture and NBC Universal has the remaining 79.62% equity interest, in which we and NBC Universal each have a 50% voting interest.  NBC Universal operates the two television stations, KXAS-TV, an NBC Universal affiliate in Dallas, and KNSD-TV, an NBC Universal affiliate in San Diego, pursuant to a management agreement.  NBC Universal and GECC are both majority-owned subsidiaries of General Electric Co. LIN TV has guaranteed the payment of principal and interest on the GECC Note.

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

Because of anticipated future shortfalls during 2010 at the joint venture, on March 9, 2010, we and NBC Universal entered into another shortfall funding agreement covering the period through April 1, 2011 (the “2010 Shortfall Funding Agreement”).  Under the terms of the 2010 Shortfall Funding Agreement: a) the joint venture may continue to access any portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note; b) NBC Universal will continue to defer the payment of 2008 and 2009 management fees and defer payment of 2010 management fees through March 31, 2011 (payable subject to repayment first of any joint venture shortfall loans); and c) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBC Universal would each provide the joint venture with a shortfall loan on the basis of our respective percentage of economic interests in the joint venture.

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

On March 25, 2010 and on June 22, 2010, pursuant to the terms of the Shortfall Funding Agreements, we made shortfall loans in the principal amounts of $3.1 million and $0.8 million, respectively, to the joint venture, representing our 20.38% share in cumulative debt service shortfalls at the joint venture.  Concurrent with our funding of the shortfall loans, NBC Universal funded shortfall loans in the principal amounts of $12.2 million and $2.9 million, respectively, to the joint venture, in respect of its 79.62% share in the cumulative debt service shortfalls at the joint venture.  We have a remaining shortfall funding accrual of $2.1 million as of June 30, 2010, which we expect to fund during the remainder of 2010 and through April 1, 2011.  As of the date of this report, this $2.1 million liability continues to reflect our best estimate of our probable obligations under the 2010 Shortfall Funding Agreement; however, our actual cash shortfall funding could exceed our current estimates. We do not believe our funding obligations related to the joint venture, if any, beyond April 1, 2011 are currently estimable and probable, therefore, we have not accrued for any potential obligations beyond $2.1 million.

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

We believe the probability is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note during 2010 and through April 1, 2011, although there can be no assurances that such an event of default will not occur.  There are no financial or similar covenants in the GECC Note and, since both NBC Universal and we have agreed to fund interest payments if the joint venture is unable to do so during 2010 and through April 1, 2011, NBC Universal and we are able to control the occurrence of a default under the GECC Note.

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

•
GECC’s initiation of proceedings against LIN TV under the guarantee, if they result in material adverse consequences to LIN Television, could cause an acceleration of LIN Television’s senior secured credit facility and other outstanding indebtedness; and

•
if the GECC Note is prepaid because of an acceleration on default or otherwise, we would incur a substantial tax liability of approximately $273.6 million related to our deferred gain associated with the formation of the joint venture.

ACME Communications, Inc.

On May 28, 2010, LIN Television and ACME Communications, Inc. (“ACME”) entered into a shared services arrangement and related agreements with respect to ACME’s television stations KWBQ-TV and KASY-TV in Albuquerque-Santa Fe, NM; WBDT-TV in Dayton, OH; and WIWB-TV in Green Bay-Appleton, WI.  Under the terms of the agreements, LIN Television will provide technical, engineering, promotional, administrative and other operational support services from its stations KRQE-TV and KASA-TV in the Albuquerque-Santa Fe market, WDTN-TV in the Dayton market, and WLUK-TV in the Green Bay-Appleton market.  In addition, LIN Television will provide advertising sales services under a joint sales agreement for the ACME stations in the Dayton and Green Bay-Appleton markets. Concurrent with the execution of these agreements, we entered into an option agreement, giving LIN Television the right to acquire any or all of the stations covered under these agreements. In addition, ACME has the right, starting in January 2013, to put any or all of the four stations to LIN Television at their then fair market value, and subject to a minimum aggregate price of $22.0 million. The exercise of both LIN Television's option and ACME's put rights are subject to regulatory approvals and certain other terms and conditions.

Note 12 — Related Party

During the second quarter of 2010, we acquired a non-controlling investment in an interactive service provider that hosts our web sites for $2.0 million.  Additionally, we incurred charges of $0.3 million and $0.5 million for webhosting services from the provider during the three and six months ended June 30, 2010, respectively, and paid $0.6 million for web site development and customization during both the three and six months ended June 30, 2010, respectively.