Form 10-Q
period 2010-09-30
LIN TELEVISION CORP; LIN TV CORP.
filed 2010-11-01
CIK 931058, 1166789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
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

LIN TV Corp. Class A common stock, $0.01 par value, outstanding as of October 28, 2010: 31,446,514 shares

LIN TV Corp. Class B common stock, $0.01 par value, outstanding as of October 28, 2010: 23,502,059 shares.

LIN TV Corp. Class C common stock, $0.01 par value, outstanding as of October 28, 2010: 2 shares.

LIN Television Corporation common stock, $0.01 par value, issued and outstanding as of October 27, 2010: 1,000 shares.

Part I. Financial Information

Item 1. Financial Statements

LIN TV Corp.

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2010	2009
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,766	$11,105
Restricted cash	—	2,000
Accounts receivable, less allowance for doubtful accounts (2010 - $1,976; 2009 - $2,272)	80,281	73,948
Program rights	1,112	2,126
Other current assets	6,601	6,402
Total current assets	96,760	95,581
Property and equipment, net	156,536	165,061
Deferred financing costs	8,342	8,389
Program rights	870	1,400
Goodwill	117,259	117,259
Broadcast licenses and other intangible assets, net	397,645	398,877
Other assets	5,026	3,936
Total assets	$782,438	$790,503

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$7,051	$16,372
Accounts payable	6,981	6,556
Accrued expenses	54,341	41,916
Program obligations	7,221	10,319
Total current liabilities	75,594	75,163
Long-term debt, excluding current portion	634,291	666,582
Deferred income taxes, net	172,916	162,025
Program obligations	1,375	2,092
Other liabilities	45,160	53,795
Total liabilities	929,336	959,657

Commitments and Contingencies (Note 12)

Stockholders’ deficit:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, Issued: 32,319,232 and 30,270,167 shares as of September 30, 2010 and December 31, 2009, respectively Outstanding: 31,446,414 and 29,397,349 shares as of September 30, 2010 and December 31, 2009, respectively	294	294
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares as of September 30, 2010 and December 31, 2009, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares as of September 30, 2010 and December 31, 2009, issued and outstanding; convertible into an equal number of shares of Class A common stock	—	—
Treasury stock, 872,818 shares of Class A common stock as of September 30, 2010 and December 31, 2009, at cost	(7,869)	(7,869)
Additional paid-in capital	1,108,314	1,104,161
Accumulated deficit	(1,222,642)	(1,238,058)
Accumulated other comprehensive loss	(25,230)	(27,917)
Total stockholders’ deficit	(146,898)	(169,154)
Total liabilities and stockholders’ deficit	$782,438	$790,503

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)

Net revenues	$103,616	$81,371	$294,921	$238,363

Operating costs and expenses:
Direct operating	31,708	25,635	90,836	79,083
Selling, general and administrative	26,660	24,727	78,736	75,089
Amortization of program rights	6,024	6,317	18,070	18,221
Corporate	6,047	4,206	17,925	13,193
Depreciation	7,079	7,561	21,127	23,135
Amortization of intangible assets	411	24	1,232	64
Impairment of goodwill and broadcast licenses	—	—	—	39,894
Restructuring charge	—	—	2,181	498
Gain from asset dispositions	(1,148)	(886)	(3,359)	(3,544)
Operating income (loss)	26,835	13,787	68,173	(7,270)

Other expense (income):
Interest expense, net	13,313	11,259	38,456	32,314
Share of loss in equity investments	40	2,000	134	2,000
(Gain) loss on derivative instruments	(481)	17	2,584	12
Loss (gain) on extinguishment of debt	—	—	2,749	(50,149)
Other, net	(28)	(249)	(710)	(188)
Total other expense (income), net	12,844	13,027	43,213	(16,011)

Income from continuing operations before provision for income taxes	13,991	760	24,960	8,741
Provision for income taxes	5,720	1,635	9,544	9,944
Income (loss) from continuing operations	8,271	(875)	15,416	(1,203)
Discontinued operations:
Loss from discontinued operations, net of a gain from the sale of discontinued operations of $11 and a benefit from income taxes of $677 for the nine months ended September 30, 2009	—	—	—	(446)
Net income (loss)	$8,271	$(875)	$15,416	$(1,649)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.15	$(0.02)	$0.29	$(0.02)
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income (loss)	$0.15	$(0.02)	$0.29	$(0.03)
Weighted-average number of common shares outstanding used in calculating basic income (loss) per common share	54,734	51,367	53,705	51,380

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.15	$(0.02)	$0.28	$(0.02)
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income (loss)	$0.15	$(0.02)	$0.28	$(0.03)

Weighted-average number of common shares outstanding used in calculating diluted income (loss) per common share	56,113	51,367	55,264	51,380

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Stockholders’ Deficit and Comprehensive Income

(unaudited)

(in thousands)

	Total	Class A	Class B	Class C	Treasury Stock (at	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Deficit	Amount	Amount	Amount	cost)	Capital	Deficit	Loss	Deficit	Income
Balance as of December 31, 2009	$(169,154)	$294	$235	$—	$(7,869)	$1,104,161	$(1,238,058)	$(27,917)	$(169,154)
Amortization of pension net loss, net of tax of $112	171	—	—	—	—	—	—	171	171	$171
Reclassification of unrealized loss on cash flow hedge, net of tax of $1,603	2,516	—	—	—	—	—	—	2,516	2,516	2,516
Stock-based compensation	3,641	—	—	—	—	3,641	—	—	3,641
Class A common stock issued under employee and director stock-based compensation plans	512	—	—	—	—	512	—	—	512
Net income	15,416	—	—	—	—	—	15,416	—	15,416	15,416
Comprehensive income - September 30, 2010										$18,103
Balance as of September 30, 2010	$(146,898)	$294	$235	$—	$(7,869)	$1,108,314	$(1,222,642)	$(25,230)	$(146,898)

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIN TV Corp.

Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss

(unaudited)

(in thousands)

	Total	Class A	Class B	Class C	Treasury Stock (at	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Comprehensive
	Deficit	Amount	Amount	Amount	cost)	Capital	Deficit	Loss	Deficit	Interest	Loss
Balance as of December 31, 2008	$(182,250)	$294	$235	$—	$(18,005)	$1,101,919	$(1,239,090)	$(34,634)	$(189,281)	$7,031
Amortization of prior service cost, net of tax of $9	14	—	—	—	—	—	—	14	14	—	$14
Amortization of pension net loss, net of tax of $50	74	—	—	—	—	—	—	74	74	—	74
Unrealized loss on cash flow hedge, net of tax of $653	984	—	—	—	—	—	—	984	984	—	984
Stock-based compensation	1,445	—	—	—	—	1,445	—	—	1,445	—
Distribution to minority shareholders	(2,644)	—	—	—	—	—	—	—	—	(2,644)
Net loss	(6,036)	—	—	—	—	—	(1,649)	—	(1,649)	(4,387)	(1,649)
Comprehensive loss - September 30, 2009											$(577)
Balance as of September 30, 2009	$(188,413)	$294	$235	$—	$(18,005)	$1,103,364	$(1,240,739)	$(33,562)	$(188,413)	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIN TV Corp.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2010	2009
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$15,416	$(1,649)
Loss from discontinued operations	—	446
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	21,127	23,135
Amortization of intangible assets	1,232	64
Impairment of goodwill and broadcast licenses	—	39,894
Amortization of financing costs and note discounts	3,440	2,945
Amortization of program rights	18,070	18,221
Program payments	(20,763)	(18,322)
Loss (gain) on extinguishment of debt	2,749	(50,149)
Loss on derivative instruments	2,584	12
Share of loss in equity investments	134	2,000
Deferred income taxes, net	9,444	10,462
Stock-based compensation	3,641	1,615
Gain from asset dispositions	(3,359)	(3,539)
Other, net	(129)	2,108
Changes in operating assets and liabilities:
Accounts receivable	(6,333)	6,350
Other assets	916	(164)
Accounts payable	425	(3,322)
Accrued interest expense	14,627	5,914
Other liabilities and accrued expenses	457	(17,220)
Net cash provided by operating activities, continuing operations	63,678	18,801
Net cash used in operating activities, discontinued operations	—	(101)
Net cash provided by operating activities	63,678	18,700

INVESTING ACTIVITIES:
Capital expenditures	(13,023)	(4,772)
Cash paid for broadcast license rights	—	(7,561)
Change in restricted cash	2,000	(2,000)
Payments for business combinations	(575)	—
Proceeds from the sale of assets	180	—
Payments on derivative instruments	(1,525)	—
Shortfall loan to joint venture with NBC Universal	(4,079)	—
Other investments, net	(1,980)	—
Net cash used in investing activities, continuing operations	(19,002)	(14,333)
Net cash provided by investing activities, discontinued operations	660	5,875
Net cash used in investing activities	(18,342)	(8,458)

FINANCING ACTIVITIES:
Net proceeds from employee and director stock-based compensation plans	512	—
Proceeds from borrowings on long-term debt	213,000	81,000
Principal payments on long-term debt	(255,855)	(93,280)
Payment of long-term debt issue costs	(4,887)	(3,662)
Net cash used in financing activities, continuing operations	(47,230)	(15,942)
Net cash used in financing activities, discontinued operations	(445)	(2,644)
Net cash used in financing activities	(47,675)	(18,586)

Net decrease in cash and cash equivalents	(2,339)	(8,344)
Cash and cash equivalents at the beginning of the period	11,105	20,106
Cash and cash equivalents at the end of the period	$8,766	$11,762

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

The unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

The following is a reconciliation of net income available to common shareholders and weighted-average common shares outstanding for purposes of calculating basic and diluted income per common share (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2010

Numerator for income per common share calculation:

Net income available to common shareholders	$8,271	$15,416

Denominator for income per common share calculation:

Weighted-average common shares, basic	54,734	53,705
Effect of dilutive securities:
Stock options	1,379	1,559
Weighted-average common shares, diluted	56,113	55,264

For the three and nine months ended September 30, 2009, because the Company incurred a net loss, all potential common shares from the exercise of stock options and the vesting of restricted stock were anti-dilutive.  As a result, there was no difference between basic and diluted loss per share.

Comprehensive Income (Loss)

Our total comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) items listed in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$8,271	$(875)	$15,416	$(1,649)
Amortization of prior service cost on pension	—	5	—	14
Amortization of pension net loss	57	24	171	74
Unrealized loss on cash flow hedge	—	153	2,516	984
Total comprehensive income (loss)	$8,328	$(693)	$18,103	$(577)

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

Note 2 — Acquisitions

ACME Communications, Inc.

On May 28, 2010, LIN Television and ACME Communication, Inc. (“ACME”) entered into a shared services arrangement and related agreements with respect to ACME’s television stations KWBQ-TV, KRWB-TV, and KASY-TV in the Albuquerque-Santa Fe, NM market; WBDT-TV in the Dayton, OH market; and WCWF-TV (f/k/a WIWB-TV) in the Green-Bay-Appleton, WI market.  Concurrent with the execution of these agreements, we entered into an option agreement, giving LIN Television the right to acquire any or all of the stations covered under these agreements, and giving ACME the right, starting in January 2013 and subject to certain conditions, including regulatory approval, to put any or all of the stations to LIN Television at the greater of a defined purchase price or the then-current fair market value.

On August 26, 2010, LIN Television exercised its option to acquire WCWF-TV and certain assets of WBDT-TV.  LIN Television assigned its rights to acquire the remaining WBDT-TV assets, including the FCC license, to WBDT Television, LLC.  The aggregate purchase price for both stations is $11.5 million, of which LIN Television agreed to pay approximately $10.5 million and WBDT Television, LLC agreed to pay approximately $1.0 million.  On September 3, 2010, LIN Television funded $0.6 million of the purchase price into an escrow account. LIN Television also has the option to fund 50% of its portion of the purchase price with unregistered shares of LIN TV’s common stock.  Completion of the transaction is subject to regulatory approvals and certain other terms and conditions.  We expect the transaction to close during 2011.

Note 3 — Discontinued Operations

Banks Broadcasting

Our consolidated financial statements reflect the operations, assets and liabilities of the Banks Broadcasting joint venture as discontinued for all periods presented.

On April 23, 2009, Banks Broadcasting completed the sale of KNIN-TV, a CW affiliate in Boise, for $6.6 million to Journal Broadcast Corporation. As a result of the sale we received, on the basis of our economic interest in Banks Broadcasting, distributions of $0.4 million and $2.6 million during the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, all of the assets of the Banks Broadcasting joint venture have been liquidated.

We provided no capital contributions to Banks Broadcasting during the nine months ended September 30, 2010 and 2009.

The following presents summarized information for the discontinued operations (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2009	2009

Net revenues	$—	$823
Operating loss	—	(3,141)
Net loss	—	(446)

The operating loss for the nine months ended September 30, 2009 includes an impairment charge of $1.9 million to reduce the carrying value of broadcast licenses to fair value based on the final sale price of KNIN-TV of $6.6 million. Net loss for the nine months ended September 30, 2009 reflects our 50% share of net losses of Banks Broadcasting, net of taxes and non-operating items to adjust the carrying value of the non-controlling interest to reflect the estimated amounts that were due to the minority shareholders upon liquidation of Banks Broadcasting.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Cash distributions to SVH from SVO	$15,760	$9,177	$29,535	$36,607

Income to SVH	$15,457	$9,180	$40,429	$18,409
Other expense, net (primarily interest on the GECC note)	(16,569)	(16,491)	(49,553)	(49,473)
Net loss of SVH	$(1,112)	$(7,311)	$(9,124)	$(31,064)

Shortfall loans to SVH from LIN Television	$204	$—	$4,079	$—
Shortfall loans to SVH from NBC Universal	$796	$—	$15,934	$—

Beginning in 2009, we no longer recognize our 20.38% share of SVH’s net loss because the investment was written-off during the year ended December 31, 2008; accordingly, we suspended recognition of equity method gains and losses.

During the year ended December 31, 2009, we recognized a contingent liability of $6.0 million based on our estimate of amounts that we expected to loan to the joint venture pursuant to the 2009 shortfall funding agreement and the 2010 shortfall funding agreement with NBC Universal (collectively, the “Shortfall Funding Agreements”) as further described in Note 12 -  “Commitments and Contingencies”.  Due to uncertainty surrounding the joint venture’s ability to repay the shortfall loans, we concurrently impaired all accrued loans to the joint venture as of December 31, 2009.

On March 25, 2010, June 22, 2010 and September 23, 2010, pursuant to the terms of the Shortfall Funding Agreements, we made shortfall loans in the principal amounts of $3.1 million, $0.8 million and $0.2 million, respectively, to the joint venture, representing our 20.38% share in cumulative debt service shortfalls at the joint venture.  Concurrent with our funding of the shortfall loans, NBC Universal funded shortfall loans in the principal amounts of $12.2 million, $2.9 million and $0.8 million, respectively, to the joint venture, in respect of its 79.62% share in the cumulative debt service shortfalls at the joint venture.  We have a remaining shortfall funding accrual of $1.9 million as of September 30, 2010, which we expect to fund during 2011.

We recognize shortfall funding liabilities to the joint venture on our balance sheet when those liabilities become both probable and estimable, which results when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur and when we intend to reach a shortfall funding agreement with NBC Universal covering the budgeted or forecasted period.  Based on fourth quarter 2010 and full year 2011 forecast information provided by joint venture management, we estimate our share of shortfall funding will be approximately $1.9 million through December 31, 2011.  As of the date of this report, there is no agreement between us and NBC Universal for shortfall funding for the period following the expiration of the 2010 Shortfall Funding Agreement on April 1, 2011.   Our estimate assumes that we will enter into a new shortfall funding agreement with NBC Universal for the period extending through December 31, 2011 for the purpose of sharing in any joint venture debt service shortfalls, on substantially the same terms as the 2010 Shortfall Funding Agreement.  Actual cash shortfalls at the joint venture could vary from our current estimates. We could also fail to reach an agreement with NBC Universal regarding the sharing of any joint venture debt service shortfalls for the period following termination of the 2010 Shortfall Funding Agreement, in which event we would not be required to fund any immediate cash shortfalls (see Note 14 — “Commitments and Contingencies” included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“10-K”)).  Cash shortfalls at the joint venture beyond December 31, 2011 are not currently estimable or probable; therefore, we have not accrued for any potential obligations beyond the $1.9 million discussed above.

Because they were fully impaired, the amounts receivable under the shortfall loans, and all accrued interest due from the joint venture, are carried at zero on our balance sheet as of September 30, 2010 and December 31, 2009.  The loans bear interest at 8% annually; payable quarterly in arrears subject to certain conditions, and have no maturity date.  Under the terms of the shortfall loan notes, payments of principal and interest are allocated between us and NBC Universal based on our respective economic interests in the joint venture, and are applied first toward the principal amount owed under the shortfall loans, and second toward the payment of accrued interest.  Principal and interest payments are payable only if the joint venture has available cash on hand in excess of amounts required by the joint venture to fund its quarterly interest payments on the debt financing provided by General Electric Capital Corporation (“GECC”) described further in Note 12 — “Commitments and Contingencies”.

For further details on the timing of debt service shortfalls and our recognition of liabilities under the Shortfall Funding Agreements see Note 12 — “Commitments and Contingencies”.

Note 5 — Intangible Assets

The following table summarizes the carrying amount of intangible assets (in thousands):

	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$117,259	$—	$117,259	$—
Broadcast licenses	391,801	—	391,801	—
Intangible assets subject to amortization (1)	14,403	(8,559)	14,403	(7,327)
Total intangible assets	$523,463	$(8,559)	$523,463	$(7,327)

(1)          Intangible assets subject to amortization are amortized on a straight-line basis and include acquired customer relationships, brand names, non-compete agreements, internal-use software, favorable operating leases, tower rental income leases, option agreements and network affiliations.

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

There were no events during the nine months ended September 30, 2010 that warranted an interim impairment test of our indefinite-lived intangible assets.

Note 6 — Debt

We guarantee substantially all of LIN Television’s debt. All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility and LIN Television’s 8 3/8% Senior Notes (the “Senior Notes”), 6½% Senior Subordinated Notes and 6½%  Senior Subordinated Notes — Class B (together the “Senior Subordinated Notes”) on a joint-and-several basis.

Debt consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Senior secured credit facility:
Revolving credit loans	$13,063	$204,000
Term loans	10,399	61,975
8 3/8% Senior Notes due 2018	200,000	—
6½% Senior Subordinated Notes due 2013	275,883	275,883
$141,316 6½% Senior Subordinated Notes - Class B due 2013, net of discount of $3,877 and $4,965 as of September 30, 2010 and December 31, 2009, respectively	137,439	136,351
$2,157 LIN-RMM Note, net of discount of $40 and $160 as of September 30, 2010 and December 31, 2009, respectively	2,117	1,997
$1,257 and $1,598 RMM Note, net of premium of $84 and $112 as of September 30, 2010 and December 31, 2009, respectively	1,341	1,710
$1,121 RMM Bank Note, net of discount of $21 and $83 as of September 30, 2010 and December 31, 2009, respectively	1,100	1,038
Total debt	641,342	682,954
Less current portion	7,051	16,372
Total long-term debt	$634,291	$666,582

We repaid $0.8 million and $5.6 million of principal on the term loans, related to mandatory quarterly payments under our senior secured credit facility, from operating cash flows during the three and nine months ended September 30, 2010, respectively.

On April 12, 2010, LIN Television completed an offering of its Senior Notes in an aggregate principal amount of $200.0 million.   Proceeds from the issuance of the Senior Notes were used to repay $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of our senior secured credit facility.  As a result, we recorded a loss on extinguishment of debt of $2.7 million during the nine months ended September 30, 2010, consisting of a write-off of deferred financing fees of $1.9 million and $0.8 million related to the revolving credit facility and term loans, respectively.  The repayment of principal on our revolving credit facility resulted in a reduction of our revolving credit commitments, from $225.0 million to $76.1 million.  Additionally, as a result of the repayment of principal on our term loans, our interest rate hedge ceased to be highly effective, as further described in Note 7 — “Derivative Financial Instruments”.

During the nine months ended September 30, 2009, we purchased a total notional amount of $79.7 million and $42.0 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes — Class B, respectively, under a Rule 10b5-1 plan. The aggregate purchase price for both classes was $68.4 million, resulting in a gain on extinguishment of debt of $50.1 million, net of a write-off of deferred financing fees and discount related to the Senior Subordinated Notes of $3.2 million.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	September 30, 2010	December 31, 2009
Carrying amount	$641,342	$682,954
Fair value	642,923	616,247

Note 7 — Derivative Financial Instruments

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

We have historically designated the 2006 interest rate hedge as a cash flow hedge.  However, as a result of the April 12, 2010 repayment of $45.9 million of principal on our term loans, as described further in Note 6 — “Debt”, the 2006 interest rate hedge ceased to be highly effective in hedging the variable rate cash flows associated with our term loans.  Accordingly, the portion of the fair value recognized in accumulated other comprehensive loss, $3.6 million, was recorded as a charge to our consolidated statement of operations for the nine months ended September 30, 2010.  Additionally, because the hedge ceased to be highly effective in hedging the variable rate cash flows, all changes in fair value are now recorded in our consolidated statement of operations.  We therefore recorded a (gain) loss on derivative instruments of $(0.5) million and $2.6 million, including the $3.6 million charge from accumulated other comprehensive loss, for the three and nine months ended September 30, 2010, respectively.

The fair value of the 2006 interest rate hedge liability was $2.6 million and $4.2 million as of September 30, 2010 and December 31, 2009, respectively, and is included in other liabilities in our consolidated balance sheet. The fair value is calculated by using observable inputs (Level 2) prescribed by the three-level fair value hierarchy, which is calculated using the discounted expected future cash outflows from a series of three-month LIBOR strips through November 4, 2011, the same maturity date as our senior secured credit facility.

The following table summarizes our derivative activity during the three and nine months ended September 30 (in thousands):

	(Gain) Loss on Derivative Instruments
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Mark-to-Market Adjustments on:
2006 interest rate hedge	$(481)	$17	$2,584	$12

	Other Comprehensive Loss, Net of Tax
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Mark-to-Market Adjustments on:
2006 interest rate hedge	$—	$153	$2,516	$984

Note 8 — Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the prescribed three-level fair value hierarchy as of September 30, 2010 and December 31, 2009 (in thousands):

	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2010
Assets:
Deferred compensation related investments	$1,407	$—	$—	$1,407

Liabilities:
2006 interest rate hedge	$—	$2,645	$—	$2,645
Deferred compensation related liabilities	1,407	—	—	1,407

December 31, 2009
Assets:
Deferred compensation related investments	$2,454	$—	$—	$2,454

Liabilities:
2006 interest rate hedge	$—	$4,181	$—	$4,181
Deferred compensation related liabilities	2,454	—	—	2,454
Equity value shortfall amount	—	—	627	627

The fair value of our deferred compensation plan is determined based on the fair value of the investments selected by employees.

The following table details the change in fair value of our Level 3 liability for the nine months ended September 30, 2010:

Equity Value Shortfall Amount
Balance as of December 31, 2009	$627
Realized gain from the change in fair value	(627)
Balance as of September 30, 2010	$—

The equity value shortfall amount is a liability that was incurred in connection with the acquisition of Red McCombs Media, LP (“RMM”) on October 2, 2009.  The fair value of the equity value shortfall amount was determined based on an option pricing model reflecting our assumptions about the value that market participants would place on this liability. As of December 31, 2009, the estimated fair value was $0.6 million. On April 2, 2010, the six-month anniversary date of the acquisition of RMM, the fair value of our class A common stock which comprised the merger consideration exceeded $4.5 million, resulting in no further consideration.  Therefore, we recorded a gain of $0.6 million in other, net in our consolidated statement of operations during the nine months ended September 30, 2010, and the liability was permanently relieved from our consolidated balance sheet.  For further information on the equity value shortfall amount and the acquisition of RMM see Note 2 — “Acquisitions” included in our 10-K.

Note 9 — Retirement Plans

The following table shows the components of the net periodic pension benefit cost and the contributions to our 401(k) Plan and to the retirement plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net periodic pension benefit cost:
Service cost	$—	$—	$—	$385
Interest cost	1,523	1,587	4,569	4,765
Expected return on plan assets	(1,611)	(1,641)	(4,834)	(4,969)
Amortization of prior service cost	—	—	—	31
Amortization of pension net loss	94	—	282	165
Curtailment	—	—	—	438
Net periodic benefit cost (benefit)	$6	$(54)	$17	$815
Contributions
401(k) Plan	$785	$56	$2,557	$393
Defined contribution retirement plans	180	—	180	—
Defined benefit retirement plans	2,600	—	3,500	—
Total contributions	$3,565	$56	$6,237	$393

We expect to make contributions of $1.5 million to our defined benefit retirement plans during the fourth quarter of 2010. See Note 11 — “Retirement Plans” included in our 10-K for a full description of our retirement plans.

We recorded a curtailment during the nine months ended September 30, 2009 as a result of freezing benefit accruals to the plan during 2009. The $0.4 million charge relates to the recognition of the prior service cost associated with the plan.

Note 10 — Restructuring

During the nine months ended September 30, 2010, we recorded a restructuring charge of $2.2 million as a result of the consolidation of certain activities at our stations and our corporate headquarters, which resulted in the termination of 43 employees. During the nine months ended September 30, 2010, we made cash payments of $2.2 million related to this restructuring.

As of September 30, 2010, we had a remaining liability of $0.2 million related to the cancellation of certain programming and other contracts in 2008.  We expect to make cash payments of $0.2 million related to this restructuring through 2012.

Note 11 — Income Taxes

We recorded a provision for income taxes of $5.7 million and $9.5 million for the three and nine months ended September 30, 2010, respectively, compared to a provision for income taxes of $1.6 million and $9.9 million for the three and nine months ended September 30, 2009, respectively.  Our effective income tax rate was 38.2% and 113.7% for the nine months ended September 30, 2010 and 2009, respectively. The change in the tax provision and effective income tax rate was primarily a result of a taxable gain on extinguishment of debt and the impairment charge to our goodwill and broadcast licenses recognized during the nine months ended September 30, 2009, which did not recur during the same period in 2010.

Note 12 — Commitments and Contingencies

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

Year	Operating Leases and Agreements	Syndicated Television Programming	Total
2010	$17,654	$26,585	$44,239
2011	15,406	24,586	39,992
2012	14,152	20,119	34,271
2013	6,290	16,798	23,088
2014	4,448	8,140	12,588
Thereafter	1,510	520	2,030
Total commitments	59,460	96,748	156,208
Less recognized liabilities	—	(8,596)	(8,596)
Unrecorded commitments	$59,460	$88,152	$147,612

Contingencies

GECC Note

GECC provided debt financing for the joint venture between NBC Universal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter (“GECC Note”). We have a 20.38% equity interest in the joint venture and NBC Universal has the remaining 79.62% equity interest, in which we and NBC Universal each have a 50% voting interest.  NBC Universal operates two television stations, KXAS-TV, an NBC Universal affiliate in Dallas, and KNSD-TV, an NBC Universal affiliate in San Diego, pursuant to a management agreement.  NBC Universal and GECC are both majority-owned subsidiaries of General Electric Co. LIN TV has guaranteed the payment of principal and interest on the GECC Note.

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

Based on the 2010 budget provided by the joint venture, and our discussions with the joint venture’s management, as of December 31, 2009, we accrued our portion of the estimated debt service shortfalls through April 1, 2011, bringing the total accrual for our joint venture shortfall obligations to $6.0 million as of December 31, 2009. Due to uncertainty surrounding the joint venture’s ability to repay the shortfall loans, we concurrently impaired all accrued loans to the joint venture as of December 31, 2009.

On March 25, 2010, June 22, 2010 and September 23, 2010, pursuant to the terms of the Shortfall Funding Agreements, we made shortfall loans in the principal amounts of $3.1 million, $0.8 million and $0.2 million, respectively, to the joint venture, representing our 20.38% share in cumulative debt service shortfalls at the joint venture.  Concurrent with our funding of the shortfall loans, NBC Universal funded shortfall loans in the principal amounts of $12.2 million, $2.9 million and $0.8 million, respectively, to the joint venture, in respect of its 79.62% share in the cumulative debt service shortfalls at the joint venture.  We have a remaining shortfall funding accrual of $1.9 million as of September 30, 2010, which we expect to fund during 2011.

We recognize shortfall funding liabilities to the joint venture on our balance sheet when those liabilities become both probable and estimable, which results when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur and when we intend to reach a shortfall funding agreement with NBC Universal covering the budgeted or forecasted period.  Based on fourth quarter 2010 and full year 2011 forecast information provided by joint venture management, we estimate our share of shortfall funding will be approximately $1.9 million through December 31, 2011.  As of the date of this report, there is no agreement between us and NBC Universal for shortfall funding for the period following the expiration of the 2010 Shortfall Funding Agreement on April 1, 2011. Our estimate assumes that we will enter into a new shortfall funding agreement with NBC Universal for the period extending through December 31, 2011 for the purpose of sharing in any joint venture debt service shortfalls, on substantially the same terms as the 2010 Shortfall Funding Agreement.  Actual cash shortfalls at the joint venture could vary from our current estimates. We could also fail to reach an agreement with NBC Universal regarding the sharing of any joint venture debt service shortfalls for the period following termination of the 2010 Shortfall Funding Agreement, in which event we would not be required to fund any immediate cash shortfalls (see Note 14 — “Commitments and Contingencies” included in our 10-K). Cash shortfalls at the joint venture beyond December 31, 2011 are not currently estimable or probable; therefore, we have not accrued for any potential obligations beyond the $1.9 million discussed above.

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

Note 13 — Related Party

During the second quarter of 2010, we acquired a non-controlling investment in an interactive service provider that hosts our web sites for $2.0 million.  Additionally, we incurred charges of $0.4 million and $0.9 million for webhosting services from the provider during the three and nine months ended September 30, 2010, respectively, and paid $1.3 million and $1.9 million to the provider for web site development and customization during the three and nine months ended September 30, 2010, respectively.

LIN TV Corp.

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements reflect the operations, assets and liabilities of the Banks Broadcasting joint venture as discontinued for all periods presented.

Special Note about Forward-Looking Statements

This report contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under this caption Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe them to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. We cannot assure you that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those discussed under the caption Item 1A. “Risk Factors” of our 10-K.

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

During the three and nine months ended September 30, 2010, economic conditions improved compared to the same periods in 2009.  Net revenues increased by 27% and 24% to $103.6 and $294.9 million for the three and nine months ended September 30, 2010, respectively, compared to $81.4 million and $238.4 million for the same periods in 2009.  The increases were driven by recovery in core local and national advertising.  Further, the three and nine months ended September 30, 2010 included the benefit from increased political and issue advertising compared to the same periods in 2009.  Net revenues during the nine months ended September 30, 2010 also included incremental advertising revenue from the 2010 Olympic Winter Games.

During the three and nine months ended September 30, 2010, we made shortfall loans in the principal amount of $0.2 million and $4.1 million, respectively, to our joint venture with NBC Universal.  We have a remaining shortfall funding accrual of $1.9 million as of September 30, 2010, which we expect to fund during 2011.

On April 12, 2010, LIN Television completed the issuance and sale of $200.0 million in aggregate principal amount of its 8 3/8% Senior Notes due 2018, and used the proceeds of such issuance to repay $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of our senior secured credit facility.  For further information regarding the terms of these notes, see Liquidity and Capital Resources.

Critical Accounting Policies and Estimates and Recently Issued Accounting Pronouncements

Certain of our accounting policies, as well as estimates we make, are critical to the presentation of our financial condition and results of operations since they are particularly sensitive to our judgment. Some of these policies and estimates relate to matters that are inherently uncertain. The estimates and judgments we make affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets and goodwill, receivables and investments, program rights, income taxes, stock-based compensation, employee medical insurance claims, pensions, useful lives of property and equipment, contingencies, barter transactions, acquired asset valuations and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and it is possible that such differences could have a material impact on our consolidated financial statements. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 - “Summary of Significant Accounting Policies” included in our 10-K.

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

Results of Operations

Our consolidated financial statements reflect the operations, assets and liabilities of the Banks Broadcasting joint venture as discontinued for all periods presented. Set forth below are key components that contributed to our operating results (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	% change	% of Gross revenues	2010	2009	% change	% of Gross revenues

Local time sales	$55,676	$51,462	8%	47%	$170,970	$156,164	9%	51%
National time sales	29,390	24,091	22%	25%	87,675	70,463	24%	26%
Political time sales	12,488	3,032	312%	11%	21,183	4,915	331%	7%
Digital revenues	15,977	10,393	54%	14%	43,789	29,529	48%	13%
Other revenues	3,730	3,241	15%	3%	10,170	9,165	11%	3%
Total gross revenues	117,261	92,219	27%	100%	333,787	270,236	24%	100%
Agency commissions	(13,645)	(10,848)	26%	12%	(38,866)	(31,873)	22%	12%
Net revenues	103,616	81,371	27%	88%	294,921	238,363	24%	88%

Operating costs and expenses:
Direct operating	31,708	25,635	24%		90,836	79,083	15%
Selling, general and administrative	26,660	24,727	8%		78,736	75,089	5%
Amortization of program rights	6,024	6,317	-5%		18,070	18,221	-1%
Corporate	6,047	4,206	44%		17,925	13,193	36%
Depreciation	7,079	7,561	-6%		21,127	23,135	-9%
Amortization of intangible assets	411	24	1613%		1,232	64	1825%
Impairment of goodwill, broadcast licenses and other finite-lived assets	—	—	—		—	39,894	-100%
Restructuring charge	—	—	—		2,181	498	338%
Gain from asset dispositions	(1,148)	(886)	30%		(3,359)	(3,544)	-5%
Total operating costs and expenses	76,781	67,584	14%		226,748	245,633	-8%
Operating income (loss)	$26,835	$13,787	95%		$68,173	$(7,270)	1038%

Period Comparison

Revenues

Net revenues consist primarily of national, local and political advertising revenues, net of sales adjustments and agency commissions. Additional but less significant amounts are generated from Internet revenues, retransmission consent fees, barter revenues, network compensation, production revenues, tower rental income and station copyright royalties.

Net revenues increased $22.2 million, or 27%, for the three months ended September 30, 2010 compared with the three months ended September 30, 2009. The increase was primarily due to: (a) an increase in political revenues of $9.5 million; (b) an increase in digital revenues of $5.6 million; (c) an increase in national advertising revenues of $5.3 million; and (d) an increase in local advertising sales of $4.2 million. These increases were partially offset by an increase in agency commissions of $2.8 million.

Net revenues increased $56.6 million, or 24%, for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009. The increase was primarily due to: (a) an increase in national advertising revenues of $17.2 million; (b) an increase in political revenues of $16.3 million; (c) an increase in local advertising sales of $14.8 million; (d) an increase in digital revenues of $14.3 million; and (e) an increase in other revenues of $1.0 million. These increases were partially offset by an increase in agency commissions of $7.0 million.

The increase in local and national advertising revenues during both the three and nine months ended September 30, 2010 is primarily due to economic recovery relative to the same periods in the prior year, which resulted in increased advertising spending in our markets.  In particular, the automotive category, which represented 24% of our core advertising sales for the three months ended September 30, 2010, increased by 41% to $20.6 million, compared to $14.6 million for the same period in 2009. For the nine months ended September 30, 2010, the automotive category, which represented 24% of our core advertising sales, increased by 48% to $61.6 million, compared to $41.6 million for the same period in 2009.  The increase in political revenues during the three and nine months ended September 30, 2010, compared to the same periods last year, is primarily the result of Congressional, state and local elections which take place in even numbered years as well as growth in issue advertising compared to the same period in 2009.  The increase in digital revenues for the three and nine months ended September 30, 2010, compared to the same periods last year, is due to incremental revenues from the acquisition of RMM in October 2009, growth in Internet advertising revenues resulting from increased traffic to our Internet web sites and growth in retransmission consent revenues as a result of contractual rate increases in per subscriber fees and an increase in subscriber levels compared to the same periods of 2009.

Operating Costs and Expenses

Operating costs and expenses increased $9.2 million and decreased $18.9 million, or 14% and (8%), for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.  The increase for the three months ended September 30, 2010 was primarily due to higher direct operating, selling, general and administrative and corporate expenses associated with RMM and increases in variable direct costs attributable to the growth in revenue compared to the same period in 2009.  The decrease for the nine months ended September 30, 2010 was primarily due to an impairment charge of $39.9 million recorded during the nine months ended September 30, 2009 related to our broadcast licenses and goodwill that did not recur during the same period in 2010. This decrease was partially offset by incremental direct operating, selling, general and administrative and corporate expenses associated with RMM and increases in variable direct costs attributable to the growth in revenue during the nine months ended September 30, 2010 compared to the same period in 2009.

Other expense (income)

Other expense (income), net decreased $0.2 million for the three months ended September 30, 2010 compared to the same period in 2009.  The decrease was due to an increase in gain on derivative instruments of $0.5 million during the three months ended September 30, 2010, offset by: (a) an increase in interest expense of $2.1 million during the three months ended September 30, 2010 primarily related to the issuance of our 8 3/8% Senior Notes; and (b) a $2.0 million charge for the impairment of a shortfall loan to the NBC joint venture recorded during the three months ended September 30, 2009 that did not recur during the same period in 2010.

Other expense (income), net increased $59.2 million for the nine months ended September 30, 2010 compared to the same period in 2009, primarily due to the gain on extinguishment of debt of $50.1 million that we recorded during the nine months ended September 30, 2009 as a result of the purchase of our 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes — Class B, which did not recur during the same period in 2010.  The increase is also attributable to the additional charges related to the issuance of our 8 3/8% Senior Notes during the second quarter of 2010 including: (a) an increase in interest expense of $6.1 million; (b) a loss on derivative instruments of $2.6 million; and (c) a loss on extinguishment of debt of $2.7 million.

Interest expense, net increased $2.1 million and $6.1 million, or 18% and 19%, for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009 primarily due to the issuance of our 8 3/8% Senior Notes during the second quarter of 2010.  These increases were partially offset by reductions in interest expense under our senior secured credit facility as a result of reduced balances outstanding under the facility during the 2010 periods.  The following summarizes the components of our interest expense, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Components of interest expense
Credit Facility	$630	$2,866	$5,008	$6,473
8 3/8% Senior Notes	4,341	—	8,115	—
6½% Senior Subordinated Notes	4,664	4,664	14,042	14,561
6½% Senior Subordinated Notes — Class B	2,754	2,750	8,285	8,677
RMM Notes	104	—	314	—
Other interest costs	820	979	2,692	2,603
Total interest expense, net	$13,313	$11,259	$38,456	$32,314

Provision for Income Taxes

Provision for income taxes increased $4.1 million and decreased $0.4 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. Our effective income tax rate was 38.2% and 113.7% for the nine months ended September 30, 2010 and 2009, respectively. The change in the tax provision and effective income tax rate was primarily a result of the taxable gain on extinguishment of debt and the impairment charge to our goodwill and broadcast licenses recognized during the nine months ended September 30, 2009, which did not recur during the same period in 2010.  As permitted by the American Recovery and Reinvestment Act of 2009, the taxable gain on extinguishment of debt was deferred and will be recognized for tax purposes over a five year period commencing in 2014.

Results of Discontinued Operations

Our consolidated financial statements reflect the operations of the Banks Broadcasting joint venture as discontinued for all periods presented. Income (loss) from discontinued operations was $0 and $(0.4) million for the nine months ended September 30, 2010, and 2009, respectively. Included in the loss for the nine months ended September 30, 2009, is an impairment charge to the broadcast license of KNIN-TV, the CW affiliate in Boise of $1.9 million, net of non-controlling interest and taxes, as a result of the adjustment to the purchase price of KNIN-TV in April 2009.  KNIN-TV was sold on April 23, 2009 and as of September 30, 2010, all of the assets of Banks Broadcasting have been liquidated.  As a result of the sale and liquidation, we received distributions of $0.4 million and $2.6 million during the nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior secured credit facility. As of September 30, 2010, we had unrestricted cash and cash equivalents of $8.8 million and a $76.1 million revolving credit facility, of which $63.0 million was available, subject to compliance with covenant restrictions.

Our total outstanding debt as of September 30, 2010 was $641.3 million. This excludes the contingent obligation associated with our guarantee of the $815.5 million GECC Note associated with our joint venture with NBC Universal. The outstanding debt under our senior secured credit facility is due November 4, 2011, both of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes — Class B are due May 15, 2013 and our 8 3/8% Senior Notes are due on April 15, 2018.

Our operating plan for the next 12 months requires that we generate cash from operations, utilize available borrowings, and repay indebtedness, including mandatory repayments of term loans under our credit facility. Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) we generate from our operations. As of September 30, 2010, we were in compliance with all financial and non-financial covenants under our senior secured credit facility.

Our future ability to generate cash from operations and from borrowings under our senior secured credit facility could be adversely affected by a number of risks, which are discussed in the Liquidity and Capital Resources section within Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A.  “Risk Factors” in our 10-K.

Our liquidity position during the nine months ended September 30, 2010 was affected by, and over the next 12 months will primarily be affected by, the following:

•                  During the nine months ended September 30, 2010, revenues increased 24% compared to the same period in 2009.  As a result of the increase in operating cash flows during 2010, we made optional prepayments under our revolving credit facility of $42.0 million, net of borrowings, during the nine months ended September 30, 2010, resulting in an increase in the available capacity of our revolving credit facility from $21.0 million as of December 31, 2009, to $63.0 million as of September 30, 2010.  During the remainder of 2010, we expect that continued recovery compared to the prior year, along with incremental political revenues generated in 2010, will favorably impact our liquidity position.

•                  On March 25, 2010, June 22, 2010 and September 23, 2010, pursuant to the shortfall funding agreements with NBC Universal, as further described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 10-K, we made shortfall loans in the principal amounts of $3.1 million, $0.8 million and $0.2 million, respectively, to the joint venture with NBC Universal.  We have a remaining shortfall funding accrual of $1.9 million as of September 30, 2010, which we expect to fund during 2011.

•                  As further described below in “Description of Indebtedness”, on April 12, 2010 LIN Television completed an offering of its 8 3/8% Senior Notes in an aggregate principal amount of $200.0 million, and used the proceeds of such offering to repay amounts outstanding under our senior secured credit facility.  In connection with the offering, we made a mandatory prepayment of principal of $148.9 million and $45.9 million on our revolving credit loans and our term loans, plus accrued interest, respectively, which resulted in a reduction of our revolving credit commitments, from $225.0 million to $76.1 million.  Further, as a result of the $45.9 million repayment of principal on our term loans, the mandatory annual principal amortization of term loans was reduced from $15.9 million to $3.3 million.

Contractual Obligations

The following table summarizes the estimated future cash payments related to our debt obligations as a result of LIN Television’s issuance and sale of $200.0 million of its 8 3/8% Senior Notes on April 12, 2010, payment of a portion of our outstanding revolving credit and term loans, and amendments to certain program obligations and operating contracts since December 31, 2009.

	2010	2011-2012	2013-2014	2015 and thereafter	Total
	(in thousands)
Principal payments and mandatory redemptions on debt(1)	$6,967	$27,088	$417,199	$200,000	$651,254
Cash interest on debt(2)	45,560	90,595	43,669	55,778	235,602
Program rights(3)	26,585	44,705	24,938	520	96,748
Operating agreements(4)	16,339	28,461	10,024	1,128	55,952

(1)          We are obligated to make mandatory quarterly principal payments and to use proceeds of asset sales not reinvested to pay-down the term loans under our senior secured credit facility. Additionally, we are required to make mandatory prepayments of principal on our term loans, and the revolving credit commitments available to us decrease, subject to a computation of excess cash following the delivery of our year-end financial statements as described in “Description of Indebtedness” in our 10-K. We are also obligated to repay in full our senior secured credit facility on November 4, 2011, and each of our 6 1/2% Senior Subordinated Notes and 6½% Senior Subordinated Notes — Class B on May 15, 2013 and our 8 3/8% Senior Notes on April 15, 2018. The amount does not include any potential amounts that may be paid relative to the GECC Note as described in Item 1A. “Risk Factors” in our 10-K.

(2)          We have contractual obligations to pay cash interest on our term loans, as well as commitment fees of 0.50% on our revolving credit facility through November 2011, and on each of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes — Class B through 2013, our 8 3/8% Senior Notes through 2018, and our RMM Notes, as described in “Description of Indebtedness” in our 10-K.

(3)          We have entered into commitments for future syndicated news, entertainment and sports programming. We have recorded $8.6 million of program obligations as of September 30, 2010 and we have unrecorded commitments of $74.5 million for programming that is not available to air as of September 30, 2010.

(4)          We have entered into a variety of agreements for services used in the operation of our stations including rating services, consulting and research services, news video services, news weather services, marketing services and other operating contracts under non-cancelable operating agreements.

Other than as shown above, there were no material changes in our contractual obligations from those shown in Liquidity and Capital Resources within Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 10-K.

Summary of Cash Flows

The following presents summarized cash flow information (in thousands):

	Nine Months Ended September 30,
	2010	2009	2010 vs. 2009
Cash provided by operating activities	$63,678	$18,700	$44,978
Cash used in investing activities	(18,342)	(8,458)	(9,884)
Cash used in financing activities	(47,675)	(18,586)	(29,089)
Net decrease in cash and cash equivalents	$(2,339)	$(8,344)	$6,005

Net cash provided by operating activities increased $45.0 million to $63.7 million for the nine months ended September 30, 2010 compared to the same period in the prior year. This increase was primarily attributable to an increase in net income of $17.1 million for the nine months ended September 30, 2010, compared to the same period in 2009, and changes in working capital largely due to payments made in the first nine months of 2009 related to a restructuring plan announced in the fourth quarter of 2008, that did not recur in 2010.

Net cash used in investing activities increased $9.9 million to $18.3 million for the nine months ended September 30, 2010 compared to the same period in the prior year. The increase is primarily due to an increase in capital expenditures of $8.3 million, shortfall loans of $4.1 million made to our joint venture with NBC Universal and $2.0 million paid to acquire a non-controlling investment in an interactive service provider that hosts our web sites.  During the nine months ended September 30, 2009, we received proceeds of $5.9 million from the sale of KNIN-TV, of which $2.6 million was distributed to us, offset by $6.0 million paid under our settlement with 54 Broadcasting, and $1.7 million of other expenses associated with investing activities.

Net cash used in financing activities increased $29.1 million to $47.7 million for the nine months ended September 30, 2010 compared to the same period in the prior year. The increase is primarily due to an increase in net principal payments on long-term debt when compared to the prior period as a result of the payments of principal on our revolving credit facility and term loans as further described in “Description of Indebtedness”.

Description of Indebtedness

The following is a summary of our outstanding indebtedness (in thousands):

	September 30, 2010	December 31, 2009
Senior secured credit facility:
Revolving credit loans	$13,063	$204,000
Term loans	10,399	61,975
8 3/8% Senior Notes due 2018	200,000	—
6 1/2% Senior Subordinated Notes due 2013	275,883	275,883
$141,316 6½% Senior Subordinated Notes - Class B due 2013, net of discount of $3,877 and $4,965 as of September 30, 2010 and December 31, 2009, respectively	137,439	136,351
$2,157 LIN-RMM Note, net of discount of $40 and $160 as of September 30, 2010 and December 31, 2009, respectively	2,117	1,997
$1,257 and $1,598 RMM Note, net of premium of $84 and $112 as of September 30, 2010 and December 31, 2009, respectively	1,341	1,710
$1,121 RMM Bank Note, net of discount of $21 and $83 as of September 30, 2010 and December 31, 2009, respectively	1,100	1,038
Total debt	641,342	682,954
Less current portion	7,051	16,372
Total long-term debt	$634,291	$666,582

We repaid $0.8 million and $5.6 million of principal on the term loans, related to mandatory quarterly payments under our senior secured credit facility, from operating cash flows during the three and nine months ended September 30, 2010, respectively.

On April 12, 2010, LIN Television completed the issuance and sale of $200.0 million in aggregate principal amount of its Senior Notes in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The Senior Notes will mature on April 15, 2018, and interest is payable on the Senior Notes on April 15 and October 15 of each year, commencing October 15, 2010.  Proceeds from the issuance of the Senior Notes were used to repay $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of our senior secured credit facility. As a result, we recorded a loss on extinguishment of debt of $2.7 million during the nine months ended September 30, 2010, which included a write-off of deferred financing fees of $1.9 million and $0.8 million related to the revolving credit facility and term loans, respectively.  Additionally, the repayment of principal on our revolving credit facility resulted in a reduction of our revolving credit commitments, from $225.0 million to $76.1 million.

See “Description of Indebtedness” included in our 10-K for a full description of our senior secured credit facility.

Off-Balance Sheet Arrangements

As of September 30, 2010, there had been no material changes in our off-balance sheet arrangements from those disclosed in our 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to interest rates on borrowings under our senior secured credit facility debt. We have historically used derivative financial instruments to mitigate our exposure to market risks from fluctuations in interest rates. In accordance with our policy, we do not enter into derivative instruments unless there is an underlying exposure, and we do not enter into derivative financial instruments for speculative trading purposes.

Interest Rate Risk

Our long-term debt as of September 30, 2010 was $641.3 million, including a current portion of $7.1 million, of which the Senior Notes due 2018 and the senior subordinated notes bear a fixed interest rate and the senior secured credit facility bears an interest rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus ½ of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin rate of 3.750% or 2.750% for LIBOR based loans and ABR rate loans, respectively. The aggregate outstanding balance under our senior secured credit facility was $23.5 million as of September 30, 2010.

Accordingly, we are exposed to potential losses related to increases in interest rates. A hypothetical 1% increase in the floating rate used as the basis for the interest charged on the senior secured credit facility as of September 30, 2010 would result in an estimated $0.1 million increase in annualized interest expense assuming a constant balance outstanding of $23.5 million less the current outstanding loan amount of $10.4 million covered with an interest rate swap agreement.

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

We have historically designated the 2006 interest rate hedge as a cash flow hedge.  However, as a result of the April 12, 2010 repayment of $45.9 million of principal on our term loans, as described further in “Description of Indebtedness”, the interest rate hedge ceased to be highly effective in hedging the variable rate cash flows associated with our term loans.  Accordingly, the portion of the fair value recognized in accumulated other comprehensive loss, $3.6 million, was recorded as a charge to our consolidated statement of operations for the nine months ended September 30, 2010.  Additionally, because the hedge ceased to be highly effective in hedging the variable rate cash flows, all changes in fair value are now recorded to our consolidated statement of operations.  We therefore recorded a (gain) loss on derivative instruments of $(0.5) million and $2.6 million, including the $3.6 million charge from accumulated other comprehensive loss, for the three and nine months ended September 30, 2010, respectively.

Item 4. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.

Item 1A. Risk Factors

The risk factors discussed below should be read together with the factors discussed in Part 1 Item 1A. “Risk Factors” in our 10-K.  These risk factors could materially affect our business, financial condition or future results.

We depend to a significant degree on automotive advertising.

Approximately 19%, 24% and 28% of our core advertising sales for the years ended December 31, 2009, 2008, and 2007, respectively, and 24% of our core advertising sales for the three and nine months ended September 30, 2010, consisted of automotive advertising. A significant decrease in these revenues in the future could have a material adverse effect on our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations and affect the value of our common stock.

The GECC Note could result in significant liabilities, including (i) requiring us to make short-term cash payments to the NBC Universal joint venture to fund interest payments, and (ii) potentially giving rise to the acceleration of our existing indebtedness, which would cause such existing indebtedness to become immediately due and payable.

We may be required to make cash payments to the joint venture to fund interest payments on the GECC Note. Our joint venture with NBC Universal has been adversely impacted by the economic downturn. On March 25, 2010, June 22, 2010 and September 23, 2010, pursuant to agreements between us and NBC Universal covering the period from January 1, 2009 to April 1, 2011, we made loans to the joint venture in the amount of $3.1 million, $0.8 million and $0.2 million, respectively (the “Shortfall Loans”), representing our approximate 20 percent share of the cumulative debt service shortfalls at the joint venture.

Because of anticipated future cash shortfalls at the joint venture, on March 9, 2010, NBC Universal and we entered into an agreement concerning such shortfalls covering the period through April 1, 2011 (the “2010 Shortfall Funding Agreement”). Under the terms of the 2010 Shortfall Funding Agreement: (i) the joint venture may continue to access any portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note; (ii) NBC Universal will continue to defer the payment of 2008 and 2009 management fees owed to it under the management agreement for the joint venture’s two television stations and will defer payment of 2010 management fees through March 31, 2011; and (iii) if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBC Universal will each provide the joint venture with a shortfall loan based on our respective economic interests in the joint venture.

We recognize shortfall funding liabilities to the joint venture on our balance sheet when those liabilities become both probable and estimable, which results when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur and when we intend to reach a shortfall funding agreement with NBC Universal covering the budgeted or forecasted period.  Based on fourth quarter 2010 and full year 2011 forecast information provided by joint venture management, we estimate our share of shortfall funding will be approximately $1.9 million through December 31, 2011.  As of the date of this report, there is no agreement between us and NBC Universal for shortfall funding for the period following the expiration of the 2010 Shortfall Funding Agreement on April 1, 2011. Our estimate assumes that we will enter into a new shortfall funding agreement with NBC Universal for the period extending through December 31, 2011 for the purpose of sharing in any joint venture debt service shortfalls, on substantially the same terms as the 2010 Shortfall Funding Agreement.  Actual cash shortfalls at the joint venture could vary from our current estimates. We could also fail to reach an agreement with NBC Universal regarding the sharing of any joint venture debt service shortfalls for the period following termination of the 2010 Shortfall Funding Agreement, in which event we would not be required to fund any immediate cash shortfalls (see Note 14 — “Commitments and Contingencies” included in our 10-K).  Cash shortfalls at the joint venture beyond December 31, 2011 are not currently estimable or probable; therefore, we have not accrued for any potential obligations beyond the $1.9 million discussed above.

Our ability to honor our shortfall loan obligations under the 2010 Shortfall Funding Agreement, and any future shortfall funding agreement, is subject to compliance with restrictions under our senior secured credit facility, and the indentures governing our 8 3/8% senior notes and our 6½% senior subordinated notes. Based on budgets provided by joint venture management, and our forecast of total leverage and consolidated EBITDA during 2010 and 2011, we expect to have the capacity within these restrictions to provide shortfall funding under the 2010 Shortfall Funding Agreement in proportion to our approximately 20 percent economic interest in the joint venture through the April 1, 2011 expiration of the 2010 Shortfall Funding Agreement, and through December 31, 2011. However, there can be no assurance that we will have the capacity within these restrictions to provide such funding. If we are required to fund a portion of any additional shortfall loans, we plan to use our available cash balances or available borrowings under our senior secured credit facility. In addition, if the joint venture experiences further cash shortfalls beyond December 31, 2011, we may decide to fund such cash shortfalls, or to fund such shortfalls through further loans or equity contributions to the joint venture. If we are unable to make payments under the 2010 Shortfall Funding Agreement, or a future shortfall funding agreement, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default.

An event of default under the GECC Note will occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due and payable, or to pay the principal amount on the maturity date. If the joint venture fails to pay interest on the GECC Note, and neither NBC Universal nor we make a shortfall loan to fund the interest payment within 90 days of the date due and payable, an event of default would occur and GECC could accelerate the maturity of the entire amount due under the GECC Note. Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBC Universal and LIN TV. Upon an event of default under the GECC Note, GECC’s only recourse would be to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the GECC Note.

Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined upon occurrence of the following events: (a) there is an event of default; (b) neither NBC Universal nor we remedies the default; and (c) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note. Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be equal to the difference between (i) the total amount for which the joint venture’s assets were sold and (ii) the principal amount and any unpaid interest due under the GECC Note. As of December 31, 2009, we estimated that the fair value of the television stations in the joint venture to be approximately $366 million less than the outstanding balance of the GECC Note of $815.5 million.

If an event of default occurs under the GECC Note, LIN TV, which conducts all of its operations through its subsidiaries (including us), could experience material adverse consequences, including:

•                  GECC, after exhausting all remedies against the joint venture, could enforce its rights under the guarantee, which could cause LIN TV to determine that LIN Television should seek to sell material assets owned by it in order to satisfy LIN TV’s obligations under the guarantee;

•                  GECC’s initiation of proceedings against LIN TV under the guarantee could result in a change of control or other material adverse consequences to LIN Television, which could cause an acceleration of LIN Television’s senior secured credit facility and other outstanding indebtedness; and

•                  if the GECC Note is prepaid because of an acceleration on default or otherwise, LIN TV would incur a substantial tax liability of approximately $273.6 million related to its deferred gain associated with the formation of the joint venture, exclusive of any potential utilization of LIN TV’s net operating loss carryforwards.

The National Broadband Plan could result in the reallocation of broadcast spectrum for wireless broadband use, which could materially impair our ability to provide competitive services.

Pursuant to The American Recovery and Reinvestment Act of 2009, on March 16, 2010, the FCC delivered to Congress a staff report titled, “Connecting America: The National Broadband Plan” (the “NBP”). Among the many far-reaching recommendations contained in the 375-page NBP is that the FCC reallocate 120 MHz of spectrum currently occupied by television broadcast stations to mobile wireless broadband services by means of, among other things, amending the FCC’s technical rules to reduce television station service areas and distance separations, permitting channel sharing, conducting voluntary “incentive” auctions for the return of television broadcast spectrum, and certain other voluntary and involuntary mechanisms. None of the NBP’s recommendations related to television spectrum are self-effectuating; consequently, implementation of the recommendations would appear to require further action by the FCC or Congress, or both. Legislation has been introduced in both the Senate and the House of Representatives that, among other things, would authorize the FCC to direct a portion of auction proceeds to commercial users, including broadcasters, that voluntarily surrender some or all of their allotted spectrum for auction.

On October 21, 2010, the Chairman of the FCC announced that at the FCC’s open meeting on November 30, 2010, it would consider proposals to, among other things, implement rule changes that could facilitate channel sharing by television stations and shared use of current television broadcast spectrum by wireless broadband providers. We cannot predict the outcome of any FCC proceedings or whether legislation authorizing incentive spectrum auctions will be enacted, or the likelihood, timing or extent of a spectrum reallocation. If some or all of our television stations are required to change frequencies or reduce the amount of spectrum they use, our stations could suffer material adverse effects, including, but not limited to, substantial conversion costs, reduction or loss of over-the-air signal coverage, and an inability to provide high definition programming and additional program streams, including mobile video services.

Changes in FCC ownership rules through FCC action, judicial review or federal legislation may limit our ability to continue providing services to stations under LMAs or similar agreements, may prevent us from obtaining ownership of the stations we currently provide services to under LMAs or similar agreements and/or may preclude us from obtaining the full economic value of one or more of our duopoly, or two-station operations, upon a sale, merger or other similar transaction transferring ownership of such station or stations.

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

Should the FCC liberalize media ownership rules, attractive opportunities may arise for additional television station and other media acquisitions. But these changes also create additional competition for us from other entities, such as national broadcast networks, large station groups, newspaper chains and cable operators, which may be better positioned to take advantage of such changes and benefit from the resulting operating synergies both nationally and in specific markets.

Should the television duopoly rule become relaxed, we may be able to acquire the ownership of one or more of the stations in Austin, Texas; Providence, Rhode Island; and Albuquerque, New Mexico for which we currently provide programming, sales and/or other related services under LMAs, shared services agreements or other similar agreements, as the case may be, and for which we have purchase option agreements to purchase these stations. Based on the existing television duopoly rules, we exercised our option to acquire the stations in Dayton, OH and Green Bay-Appleton, Wisconsin, which are currently serviced under a shared services agreement.  Completion of that transaction is subject to the FCC’s approval and certain other terms and conditions.

Should we be unable to acquire the ownership of the stations currently serviced by LMAs or similar agreements, there is no assurance that the grandfathering of our LMAs, shared services agreements or other similar agreements will be permitted beyond conclusion of the FCC’s current review of the ownership rules. We had net revenues of $4.3 million and $13.3 million, or 4% and 5%, of our total net revenues, attributable to LMAs in Providence, Rhode Island and Austin, Texas for the three and nine months ended September 30, 2010, respectively. Additionally, we had net revenues of $0.5 million, or less than 1%, of our total revenues, attributable to the shared services agreement for Albuquerque, New Mexico; Dayton, Ohio and Green Bay-Appleton, Wisconsin, since the July 1, 2010 effective date of this agreement, for both the three and nine months ended September 30, 2010.

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

Dated: November 1, 2010
	By:	/s/ Richard J. Schmaeling
Richard J. Schmaeling
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Dated: November 1, 2010
	By:	/s/ Nicholas N. Mohamed
Nicholas N. Mohamed
Vice President, Controller
(Principal Accounting Officer)

Part I. Financial Information

Item 1. Financial Statements

LIN Television Corporation

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2010	2009
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,766	$11,105
Restricted cash	—	2,000
Accounts receivable, less allowance for doubtful accounts (2010 - $1,976; 2009 - $2,272)	80,281	73,948
Program rights	1,112	2,126
Other current assets	6,601	6,402
Total current assets	96,760	95,581
Property and equipment, net	156,536	165,061
Deferred financing costs	8,342	8,389
Program rights	870	1,400
Goodwill	117,259	117,259
Broadcast licenses and other intangible assets, net	397,645	398,877
Other assets	5,026	3,936
Total assets	$782,438	$790,503

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$7,051	$16,372
Accounts payable	6,981	6,556
Accrued expenses	54,341	41,916
Program obligations	7,221	10,319
Total current liabilities	75,594	75,163
Long-term debt, excluding current portion	634,291	666,582
Deferred income taxes, net	172,916	162,025
Program obligations	1,375	2,092
Other liabilities	45,160	53,795
Total liabilities	929,336	959,657

Commitments and Contingenices (Note 12)

Stockholder’s deficit:
Common stock, $0.00 par value, 1,000 shares	—	—
Investment in parent company’s stock, at cost	(7,869)	(7,869)
Additional paid-in capital	1,108,843	1,104,690
Accumulated deficit	(1,222,642)	(1,238,058)
Accumulated other comprehensive loss	(25,230)	(27,917)
Total stockholder’s deficit	(146,898)	(169,154)
Total liabilities and stockholder’s deficit	$782,438	$790,503

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)

Net revenues	$103,616	$81,371	$294,921	$238,363

Operating costs and expenses:
Direct operating	31,708	25,635	90,836	79,083
Selling, general and administrative	26,660	24,727	78,736	75,089
Amortization of program rights	6,024	6,317	18,070	18,221
Corporate	6,047	4,206	17,925	13,193
Depreciation	7,079	7,561	21,127	23,135
Amortization of intangible assets	411	24	1,232	64
Impairment of goodwill and broadcast licenses	—	—	—	39,894
Restructuring charge	—	—	2,181	498
Gain from asset dispositions	(1,148)	(886)	(3,359)	(3,544)
Operating income (loss)	26,835	13,787	68,173	(7,270)

Other expense (income):
Interest expense, net	13,313	11,259	38,456	32,314
Share of loss in equity investments	40	2,000	134	2,000
(Gain) loss on derivative instruments	(481)	17	2,584	12
Loss (gain) on extinguishment of debt	—	—	2,749	(50,149)
Other, net	(28)	(249)	(710)	(188)
Total other expense (income), net	12,844	13,027	43,213	(16,011)

Income from continuing operations before provision for income taxes	13,991	760	24,960	8,741
Provision for income taxes	5,720	1,635	9,544	9,944

Income (loss) from continuing operations	8,271	(875)	15,416	(1,203)
Discontinued operations:
Loss from discontinued operations, net of a gain from the sale of discontinued operations of $11 and a benefit from income taxes of $677 for the nine months ended September 30, 2009	—	—	—	(446)
Net income (loss)	$8,271	$(875)	$15,416	$(1,649)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Stockholder’s Deficit and Comprehensive Income

(unaudited)

(in thousands, except share data)

	Total	Common Stock		Investment in Parent Company’s Common	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s	Comprehensive
	Deficit	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Deficit	Income
Balance as of December 31, 2009	$(169,154)	1,000	$—	$(7,869)	$1,104,690	$(1,238,058)	$(27,917)	$(169,154)
Amortization of pension net loss, net of tax of $112	171	—	—	—	—	—	171	171	$171
Reclassification of unrealized loss on cash flow hedge, net of tax of $1,603	2,516	—	—	—	—	—	2,516	2,516	2,516
Stock-based compensation	3,641	—	—	—	3,641	—	—	3,641
LIN TV Corp.’s class A common stock issued under employee and director stock-based compensation plans	512	—	—	—	512		—	512
Net income	15,416	—	—	—	—	15,416	—	15,416	15,416
Comprehensive income - September 30, 2010									$18,103
Balance as of September 30, 2010	$(146,898)	1,000	$—	$(7,869)	$1,108,843	$(1,222,642)	$(25,230)	$(146,898)

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIN Television Corporation

Consolidated Statements of Stockholder’s Deficit and Comprehensive Loss

(unaudited)

(in thousands, except share data)

	Total	Common Stock		Investment in Parent Company’s Common	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s	Preferred Stock of Banks	Comprehensive
	Deficit	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Deficit	Broadcasting	Loss
Balance as of December 31, 2008	$(182,250)	1,000	$—	$(18,005)	$1,102,448	$(1,239,090)	$(34,634)	$(189,281)	$7,031
Amortization of prior service cost, net of tax of $9	14	—	—	—	—	—	14	14	—	$14
Amortization of net loss, net of tax of $50	74	—	—	—	—	—	74	74	—	74
Unrealized loss on cash flow hedge, net of tax of $653	984	—	—	—	—	—	984	984	—	984
Stock-based compensation, continuing operations	1,445	—	—	—	1,445	—	—	1,445	—
Distribution to minority shareholders	(2,644)	—	—	—	—	—	—	—	(2,644)
Net loss	(6,036)	—	—	—	—	(1,649)	—	(1,649)	(4,387)	(1,649)
Comprehensive loss - September 30, 2009										$(577)
Balance as of September 30, 2009	$(188,413)	1,000	$—	$(18,005)	$1,103,893	$(1,240,739)	$(33,562)	$(188,413)	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIN Television Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2010	2009
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$15,416	$(1,649)
Loss from discontinued operations	—	446
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	21,127	23,135
Amortization of intangible assets	1,232	64
Impairment of goodwill and broadcast licenses	—	39,894
Amortization of financing costs and note discounts	3,440	2,945
Amortization of program rights	18,070	18,221
Program payments	(20,763)	(18,322)
Loss (gain) on extinguishment of debt	2,749	(50,149)
Loss on derivative instruments	2,584	12
Share of loss in equity investments	134	2,000
Deferred income taxes, net	9,444	10,462
Stock-based compensation	3,641	1,615
Gain from asset dispositions	(3,359)	(3,539)
Other, net	(129)	2,108
Changes in operating assets and liabilities:
Accounts receivable	(6,333)	6,350
Other assets	916	(164)
Accounts payable	425	(3,322)
Accrued interest expense	14,627	5,914
Other liabilities and accrued expenses	457	(17,220)
Net cash provided by operating activities, continuing operations	63,678	18,801
Net cash used in operating activities, discontinued operations	—	(101)
Net cash provided by operating activities	63,678	18,700

INVESTING ACTIVITIES:
Capital expenditures	(13,023)	(4,772)
Cash paid for broadcast license rights	—	(7,561)
Change in restricted cash	2,000	(2,000)
Payments for business combinations	(575)	—
Proceeds from the sale of assets	180	—
Payments on derivative instruments	(1,525)	—
Shortfall loan to joint venture with NBC Universal	(4,079)	—
Other investments, net	(1,980)	—
Net cash used in investing activities, continuing operations	(19,002)	(14,333)
Net cash provided by investing activities, discontinued operations	660	5,875
Net cash used in investing activities	(18,342)	(8,458)

FINANCING ACTIVITIES:
Net proceeds from employee and director stock-based compensation plans	512	—
Proceeds from borrowings on long-term debt	213,000	81,000
Principal payments on long-term debt	(255,855)	(93,280)
Payment of long-term debt issue costs	(4,887)	(3,662)
Net cash used in financing activities, continuing operations	(47,230)	(15,942)
Net cash used in financing activities, discontinued operations	(445)	(2,644)
Net cash used in financing activities	(47,675)	(18,586)

Net decrease in cash and cash equivalents	(2,339)	(8,344)
Cash and cash equivalents at the beginning of the period	11,105	20,106
Cash and cash equivalents at the end of the period	$8,766	$11,762

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

All of our consolidated wholly-owned subsidiaries fully and unconditionally guarantee LIN Television’s senior secured credit facility, 6 1/2% Senior Subordinated Notes and 6½% Senior Subordinated Notes — Class B and 8 3/8% Senior Notes due 2018 (the “Senior Notes”) on a joint-and-several basis.

The unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

Comprehensive Income (Loss)

Our total comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) items listed in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$8,271	$(875)	$15,416	$(1,649)
Amortization of prior service cost on pension	—	5	—	14
Amortization of pension net loss	57	24	171	74
Unrealized loss on cash flow hedge	—	153	2,516	984
Total comprehensive income (loss)	$8,328	$(693)	$18,103	$(577)

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

Note 2 — Acquisitions

ACME Communications, Inc.

On May 28, 2010, LIN Television and ACME Communication, Inc. (“ACME”) entered into a shared services arrangement and related agreements with respect to ACME’s television stations KWBQ-TV, KRWB-TV, and KASY-TV in the Albuquerque-Santa Fe, NM market; WBDT-TV in the Dayton, OH market; and WCWF-TV (f/k/a WIWB-TV) in the Green-Bay-Appleton, WI

market.  Concurrent with the execution of these agreements, we entered into an option agreement, giving LIN Television the right to acquire any or all of the stations covered under these agreements, and giving ACME the right, starting in January 2013 and subject to certain conditions, including regulatory approval, to put any or all of the stations to LIN Television at the greater of a defined purchase price or the then-current fair market value.

On August 26, 2010, LIN Television exercised its option to acquire WCWF-TV and certain assets of WBDT-TV.  LIN Television assigned its rights to acquire the remaining WBDT-TV assets, including the FCC license, to WBDT Television, LLC.  The aggregate purchase price for both stations is $11.5 million, of which LIN Television agreed to pay approximately $10.5 million and WBDT Television, LLC agreed to pay approximately $1.0 million.  On September 3, 2010, LIN Television funded $0.6 million of the purchase price into an escrow account. LIN Television also has the option to fund 50% of its portion of the purchase price with unregistered shares of LIN TV’s common stock.  Completion of the transaction is subject to regulatory approvals and certain other terms and conditions.  We expect the transaction to close during 2011.

Note 3 — Discontinued Operations

Banks Broadcasting

Our consolidated financial statements reflect the operations, assets and liabilities of the Banks Broadcasting joint venture as discontinued for all periods presented.

On April 23, 2009, Banks Broadcasting completed the sale of KNIN-TV, a CW affiliate in Boise, for $6.6 million to Journal Broadcast Corporation. As a result of the sale we received, on the basis of our economic interest in Banks Broadcasting, distributions of $0.4 million and $2.6 million during the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, all of the assets of the Banks Broadcasting joint venture have been liquidated.

We provided no capital contributions to Banks Broadcasting during the nine months ended September 30, 2010 and 2009.

The following presents summarized information for the discontinued operations (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2009	2009

Net revenues	$—	$823
Operating loss	—	(3,141)
Net loss	—	(446)

The operating loss for the nine months ended September 30, 2009 includes an impairment charge of $1.9 million to reduce the carrying value of broadcast licenses to fair value based on the final sale price of KNIN-TV of $6.6 million. Net loss for the nine months ended September 30, 2009 reflects our 50% share of net losses of Banks Broadcasting, net of taxes and non-operating items to adjust the carrying value of the non-controlling interest to reflect the estimated amounts that were due to the minority shareholders upon liquidation of Banks Broadcasting.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Cash distributions to SVH from SVO	$15,760	$9,177	$29,535	$36,607

Income to SVH	$15,457	$9,180	$40,429	$18,409
Other expense, net (primarily interest on the GECC note)	(16,569)	(16,491)	(49,553)	(49,473)
Net loss of SVH	$(1,112)	$(7,311)	$(9,124)	$(31,064)

Shortfall loans to SVH from LIN Television	$204	$—	$4,079	$—
Shortfall loans to SVH from NBC Universal	$796	$—	$15,934	$—

Beginning in 2009, we no longer recognize our 20.38% share of SVH’s net loss because the investment was written-off during the year ended December 31, 2008; accordingly, we suspended recognition of equity method gains and losses.

During the year ended December 31, 2009, we recognized a contingent liability of $6.0 million based on our estimate of amounts that we expected to loan to the joint venture pursuant to the 2009 shortfall funding agreement and the 2010 shortfall funding agreement with NBC Universal (collectively, the “Shortfall Funding Agreements”) as further described in Note 12 -  “Commitments and Contingencies”.  Due to uncertainty surrounding the joint venture’s ability to repay the shortfall loans, we concurrently impaired all accrued loans to the joint venture as of December 31, 2009.

On March 25, 2010, June 22, 2010 and September 23, 2010, pursuant to the terms of the Shortfall Funding Agreements, we made shortfall loans in the principal amounts of $3.1 million, $0.8 million and $0.2 million, respectively, to the joint venture, representing our 20.38% share in cumulative debt service shortfalls at the joint venture.  Concurrent with our funding of the shortfall loans, NBC Universal funded shortfall loans in the principal amounts of $12.2 million, $2.9 million and $0.8 million, respectively, to the joint venture, in respect of its 79.62% share in the cumulative debt service shortfalls at the joint venture.  We have a remaining shortfall funding accrual of $1.9 million as of September 30, 2010, which we expect to fund during 2011.

We recognize shortfall funding liabilities to the joint venture on our balance sheet when those liabilities become both probable and estimable, which results when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur and when we intend to reach a shortfall funding agreement with NBC Universal covering the budgeted or forecasted period.  Based on fourth quarter 2010 and full year 2011 forecast information provided by joint venture management, we estimate our share of shortfall funding will be approximately $1.9 million through December 31, 2011.  As of the date of this report, there is no agreement between us and NBC Universal for shortfall funding for the period following the expiration of the 2010 Shortfall Funding Agreement on April 1, 2011. Our estimate assumes that we will enter into a new shortfall funding agreement with NBC Universal for the period extending through December 31, 2011 for the purpose of sharing in any joint venture debt service shortfalls, on substantially the same terms as the 2010 Shortfall Funding Agreement.  Actual cash shortfalls at the joint venture could vary from our current estimates. We could also fail to reach an agreement with NBC Universal regarding the sharing of any joint venture debt service shortfalls for the period following termination of the 2010 Shortfall Funding Agreement, in which event we would not be required to fund any immediate cash shortfalls (see Note 14 — “Commitments and Contingencies” included in our 10-K).  Cash shortfalls at the joint venture beyond December 31, 2011 are not currently estimable or probable; therefore, we have not accrued for any potential obligations beyond the $1.9 million discussed above.

Because they were fully impaired, the amounts receivable under the shortfall loans, and all accrued interest due from the joint venture, are carried at zero on our balance sheet as of September 30, 2010.  The loans bear interest at 8% annually; payable quarterly in arrears subject to certain conditions, and have no maturity date.  Under the terms of the shortfall loan notes, payments of principal and interest are allocated between us and NBC Universal based on our respective economic interests in the joint venture, and are applied first toward the principal amount owed under the shortfall loans, and second toward the payment of accrued interest.  Principal and interest payments are payable only if the joint venture has available cash on hand in excess of amounts required by the joint venture to fund its quarterly interest payments on the debt financing provided by General Electric Capital Corporation (“GECC”) described further in Note 12 — “Commitments and Contingencies”.

For further details on the timing of debt service shortfalls and our recognition of liabilities under the Shortfall Funding Agreements see Note 12 — “Commitments and Contingencies”.

Note 5 — Intangible Assets

The following table summarizes the carrying amount of intangible assets (in thousands):

	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$117,259	$—	$117,259	$—
Broadcast licenses	391,801	—	391,801	—
Intangible assets subject to amortization (1)	14,403	(8,559)	14,403	(7,327)
Total intangible assets	$523,463	$(8,559)	$523,463	$(7,327)

(2)          Intangible assets subject to amortization are amortized on a straight-line basis and include acquired customer relationships, brand names, non-compete agreements, internal-use software, favorable operating leases, tower rental income leases, option agreements and network affiliations.

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

There were no events during the nine months ended September 30, 2010 that warranted an interim impairment test of our indefinite-lived intangible assets.

Note 6 — Debt

LIN TV guarantees substantially all of our debt. All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee our senior secured credit facility and our 8 3/8% Senior Notes (the “Senior Notes”), 6 1/2% Senior Subordinated Notes and 6 1/2%  Senior Subordinated Notes — Class B (together the “Senior Subordinated Notes”) on a joint-and-several basis.

Debt consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Senior secured credit facility:
Revolving credit loans	$13,063	$204,000
Term loans	10,399	61,975
8 3/8% Senior Notes due 2018	200,000	—
6 1/2% Senior Subordinated Notes due 2013	275,883	275,883
$141,316 6 1/2% Senior Subordinated Notes - Class B due 2013, net of discount of $3,877 and $4,965 as of September 30, 2010 and December 31, 2009, respectively	137,439	136,351
$2,157 LIN-RMM Note, net of discount of $40 and $160 as of September 30, 2010 and December 31, 2009, respectively	2,117	1,997
$1,257 and $1,598 RMM Note, net of premium of $84 and $112 as of September 30, 2010 and December 31, 2009, respectively	1,341	1,710
$1,121 RMM Bank Note, net of discount of $21 and $83 as of September 30, 2010 and December 31, 2009, respectively	1,100	1,038
Total debt	641,342	682,954
Less current portion	7,051	16,372
Total long-term debt	$634,291	$666,582

We repaid $0.8 million and $5.6 million of principal on the term loans, related to mandatory quarterly payments under our senior secured credit facility, from operating cash flows during the three and nine months ended September 30, 2010, respectively.

On April 12, 2010, we completed an offering of our Senior Notes in an aggregate principal amount of $200.0 million.   Proceeds from the issuance of the Senior Notes were used to repay $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of our senior secured credit facility.  As a result, we recorded a loss on extinguishment of debt of $2.7 million during the nine months ended September 30, 2010, consisting of a write-off of deferred financing fees of $1.9 million and $0.8 million related to the revolving credit facility and term loans, respectively.  The repayment of principal on our revolving credit facility resulted in a reduction of our revolving credit commitments, from $225.0 million to $76.1 million.  Additionally, as a result of the repayment of principal on our term loans, our interest rate hedge ceased to be highly effective, as further described in Note 7 — “Derivative Financial Instruments”.

During the nine months ended September 30, 2009, we purchased a total notional amount of $79.7 million and $42.0 million of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes — Class B, respectively, under a Rule 10b5-1 plan. The aggregate purchase price for both classes was $68.4 million, resulting in a gain on extinguishment of debt of $50.1 million, net of a write-off of deferred financing fees and discount related to the Senior Subordinated Notes of $3.2 million.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	September 30, 2010	December 31, 2009
Carrying amount	$641,342	$682,954
Fair value	642,923	616,247

Note 7 — Derivative Financial Instruments

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

We have historically designated the 2006 interest rate hedge as a cash flow hedge.  However, as a result of the April 12, 2010 repayment of $45.9 million of principal on our term loans, as described further in Note 6 — “Debt”, the 2006 interest rate hedge ceased to be highly effective in hedging the variable rate cash flows associated with our term loans.  Accordingly, the portion of the fair value recognized in accumulated other comprehensive loss, $3.6 million, was recorded as a charge to our consolidated statement of operations for the nine months ended September 30, 2010.  Additionally, because the hedge ceased to be highly effective in hedging the variable rate cash flows, all changes in fair value are now recorded in our consolidated statement of operations.  We therefore recorded a (gain) loss on derivative instruments of $(0.5) million and $2.6 million, including the $3.6 million charge from accumulated other comprehensive loss, for the three and nine months ended September 30, 2010, respectively.

The fair value of the 2006 interest rate hedge liability was $2.6 million and $4.2 million as of September 30, 2010 and December 31, 2009, respectively, and is included in other liabilities in our consolidated balance sheet. The fair value is calculated by using observable inputs (Level 2) prescribed by the three-level fair value hierarchy, which is calculated using the discounted expected future cash outflows from a series of three-month LIBOR strips through November 4, 2011, the same maturity date as our senior secured credit facility.

The following table summarizes our derivative activity during the three and nine months ended September 30 (in thousands):

	(Gain) Loss on Derivative Instruments
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Mark-to-Market Adjustments on:
2006 interest rate hedge	$(481)	$17	$2,584	$12

	Other Comprehensive Loss, Net of Tax
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Mark-to-Market Adjustments on:
2006 interest rate hedge	$—	$153	$2,516	$984

Note 8 — Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the prescribed three-level fair value hierarchy as of September 30, 2010 and December 31, 2009 (in thousands):

	Quoted prices in active markets	Significant observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2010
Assets:
Deferred compensation related investments	$1,407	$—	$—	$1,407

Liabilities:
2006 interest rate hedge	$—	$2,645	$—	$2,645
Deferred compensation related liabilities	1,407	—	—	1,407

December 31, 2009
Assets:
Deferred compensation related investments	$2,454	$—	$—	$2,454

Liabilities:
2006 interest rate hedge	$—	$4,181	$—	$4,181
Deferred compensation related liabilities	2,454	—	—	2,454
Equity value shortfall amount	—	—	627	627

The fair value of our deferred compensation plan is determined based on the fair value of the investments selected by employees.

The following table details the change in fair value of our Level 3 liability for the nine months ended September 30, 2010:

Equity Value Shortfall Amount
Balance as of December 31, 2009	$627
Realized gain from the change in fair value	(627)
Balance as of September 30, 2010	$—

The equity value shortfall amount is a liability that was incurred in connection with the acquisition of Red McCombs Media, LP (“RMM”) on October 2, 2009.  The fair value of the equity value shortfall amount was determined based on an option pricing model reflecting our assumptions about the value that market participants would place on this liability. As of December 31, 2009, the estimated fair value was $0.6 million. On April 2, 2010, the six-month anniversary date of the acquisition of RMM, the fair value of LIN TV’s class A common stock which comprised the merger consideration exceeded $4.5 million, resulting in no further consideration.  Therefore, we recorded a gain of $0.6 million in other, net in our consolidated statement of operations during the nine months ended September 30, 2010, and the liability was permanently relieved from our consolidated balance sheet.  For further information on the equity value shortfall amount and the acquisition of RMM see Note 2 — “Acquisitions” included in our10-K.

Note 9 — Retirement Plans

The following table shows the components of the net periodic pension benefit cost and the contributions to our 401(k) Plan and to the retirement plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net periodic pension benefit cost:
Service cost	$—	$—	$—	$385
Interest cost	1,523	1,587	4,569	4,765
Expected return on plan assets	(1,611)	(1,641)	(4,834)	(4,969)
Amortization of prior service cost	—	—	—	31
Amortization of pension net loss	94	—	282	165
Curtailment	—	—	—	438
Net periodic benefit cost (benefit)	$6	$(54)	$17	$815
Contributions
401(k) Plan	$785	$56	$2,557	$393
Defined contribution retirement plans	180	—	180	—
Defined benefit retirement plans	2,600	—	3,500	—
Total contributions	$3,565	$56	$6,237	$393

We expect to make contributions of $1.5 million to our defined benefit retirement plans during the fourth quarter of 2010. See Note 11 — “Retirement Plans” included in our 10-K for a full description of our retirement plans.

We recorded a curtailment during the nine months ended September 30, 2009 as a result of freezing benefit accruals to the plan during 2009. The $0.4 million charge relates to the recognition of the prior service cost associated with the plan.

Note 10 — Restructuring

During the nine months ended September 30, 2010, we recorded a restructuring charge of $2.2 million as a result of the consolidation of certain activities at our stations and our corporate headquarters, which resulted in the termination of 43 employees. During the nine months ended September 30, 2010, we made cash payments of $2.2 million related to this restructuring.

As of September 30, 2010, we had a remaining liability of $0.2 million related to the cancellation of certain programming and other contracts in 2008.  We expect to make cash payments of $0.2 million related to this restructuring through 2012.

Note 11 — Income Taxes

We recorded a provision for income taxes of $5.7 million and $9.5 million for the three and nine months ended September 30, 2010, respectively, compared to a provision for income taxes of $1.6 million and $9.9 million for the three and nine months ended September 30, 2009, respectively.  Our effective income tax rate was 38.2% and 113.7% for the nine months ended September 30, 2010 and 2009, respectively. The change in the tax provision and effective income tax rate was primarily a result of a taxable gain on extinguishment of debt and the impairment charge to our goodwill and broadcast licenses recognized during the nine months ended September 30, 2009, which did not recur during the same period in 2010.

Note 12 — Commitments and Contingencies

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

Year	Operating Leases and Agreements	Syndicated Television Programming	Total
2010	$17,654	$26,585	$44,239
2011	15,406	24,586	39,992
2012	14,152	20,119	34,271
2013	6,290	16,798	23,088
2014	4,448	8,140	12,588
Thereafter	1,510	520	2,030
Total commitments	59,460	96,748	156,208
Less recognized liabilities	—	(8,596)	(8,596)
Unrecorded commitments	$59,460	$88,152	$147,612

Contingencies

GECC Note

GECC provided debt financing for the joint venture between NBC Universal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter (“GECC Note”). We have a 20.38% equity interest in the joint venture and NBC Universal has the remaining 79.62% equity interest, in which we and NBC Universal each have a 50% voting interest.  NBC Universal operates two television stations, KXAS-TV, an NBC Universal affiliate in Dallas, and KNSD-TV, an NBC Universal affiliate in San Diego, pursuant to a management agreement.  NBC Universal and GECC are both majority-owned subsidiaries of General Electric Co. LIN TV has guaranteed the payment of principal and interest on the GECC Note.

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

Based on the 2010 budget provided by the joint venture, and our discussions with the joint venture’s management, as of December 31, 2009, we accrued our portion of the estimated debt service shortfalls through April 1, 2011, bringing the total accrual for our joint venture shortfall obligations to $6.0 million as of December 31, 2009. Due to uncertainty surrounding the joint venture’s ability to repay the shortfall loans, we concurrently impaired all accrued loans to the joint venture as of December 31, 2009.

On March 25, 2010, June 22, 2010 and September 23, 2010, pursuant to the terms of the Shortfall Funding Agreements, we made shortfall loans in the principal amounts of $3.1 million, $0.8 million and $0.2 million, respectively, to the joint venture, representing our 20.38% share in cumulative debt service shortfalls at the joint venture.  Concurrent with our funding of the shortfall loans, NBC Universal funded shortfall loans in the principal amounts of $12.2 million, $2.9 million and $0.8 million, respectively, to the joint venture, in respect of its 79.62% share in the cumulative debt service shortfalls at the joint venture.  We have a remaining shortfall funding accrual of $1.9 million as of September 30, 2010, which we expect to fund during 2011.

We recognize shortfall funding liabilities to the joint venture on our balance sheet when those liabilities become both probable and estimable, which results when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur and when we intend to reach a shortfall funding agreement with NBC Universal covering the budgeted or forecasted period.  Based on fourth quarter 2010 and full year 2011 forecast information provided by joint venture management, we estimate our share of shortfall funding will be approximately $1.9 million through December 31, 2011.  As of the date of this report, there is no agreement between us and NBC Universal for shortfall funding for the period following the expiration of the 2010 Shortfall Funding Agreement on April 1, 2011. Our estimate assumes that we will enter into a new shortfall funding agreement with NBC Universal for the period extending through December 31, 2011 for the purpose of sharing in any joint venture debt service shortfalls, on substantially the same terms as the 2010 Shortfall Funding Agreement.  Actual cash shortfalls at the joint venture could vary from our current estimates. We could also fail to reach an agreement with NBC Universal regarding the sharing of any joint venture debt service shortfalls for the period following termination of the 2010 Shortfall Funding Agreement, in which event we would not be required to fund any immediate cash shortfalls (see Note 14 — “Commitments and Contingencies” included in our 10-K).  Cash shortfalls at the joint venture beyond December 31, 2011 are not currently estimable or probable; therefore, we have not accrued for any potential obligations beyond the $1.9 million discussed above.

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

Note 13 — Related Party

During the second quarter of 2010, we acquired a non-controlling investment in an interactive service provider that hosts our web sites for $2.0 million.  Additionally, we incurred charges of $0.4 million and $0.9 million for webhosting services from the provider during the three and nine months ended September 30, 2010, respectively, and paid $1.3 million and $1.9 million to the provider for web site development and customization during the three and nine months ended September 30, 2010, respectively.