Form 10-K
period 2010-12-31
LIN TELEVISION CORP; LIN TV CORP.
filed 2011-03-16
CIK 931058, 1166789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	New York Stock Exchange

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the last reported sale price of the registrant's class A common stock on June 30, 2010 on the New York Stock Exchange) was approximately $297 million.

Document Description	Form 10-K
Portions of the Registrant's Proxy Statement on Schedule14A for the Annual Meeting of Stockholders to be held on May 24, 2011	Part III

DOCUMENTS INCORPORATED BY REFERENCE

NOTE:

          This combined Form 10-K is separately filed by LIN TV Corp. and LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction I(1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

          LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding as of March 7, 2011: 32,578,343 shares.

          LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding as of March 7, 2011: 23,502,059 shares.

          LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding as of March 7, 2011: 2 shares.

          LIN Television Corporation common stock, $0.01 par value, issued and outstanding as of March 7, 2011: 1,000 shares.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

        This report contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under the captions Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe them to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates or statements. We cannot assure you that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those discussed under the caption Item 1A. "Risk Factors", as well as the following:

  •
  volatility and periodic changes in our advertising revenues;

  •
  restrictions on our operations due to, and the effect of, our significant indebtedness;

  •
  our ability to continue to comply with financial debt covenants dependent on cash flows;

  •
  our guarantee of the General Electric Capital Corporation ("GECC") note;

  •
  effects of complying with accounting standards, including with respect to the treatment of our intangible assets;

  •
  inability or unavailability of additional debt or equity capital;

  •
  increased competition, including from newer forms of entertainment and entertainment media, changes in distribution methods or changes in the popularity or availability of programming;

  •
  increased costs, including increased news and syndicated programming costs and increased capital expenditures as a result of acquisitions or necessary technological enhancements;

  •
  effects of our control relationships, including the control that HM Capital Partners LLC ("HMC") and its affiliates have with respect to corporate transactions and activities we undertake;

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

  •
  changes in our retransmission consent agreements; and

  •
  seasonality of the broadcast business due primarily to political advertising revenues in even years.

        Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.    Business

Overview

        LIN TV Corp. ("LIN TV") is a local television and digital media company owning, operating or servicing 32 television stations and interactive television station and niche web sites in 17 U.S. markets. Our highly-rated stations deliver superior local news and community stories, along with top-rated sports and entertainment programming, to 9% of U.S. television homes, reaching an average of 9.9 million households per week. All of our television stations are affiliated with a national broadcast network and are primarily located in the top 75 Designated Market Areas ("DMA") as measured by Nielsen Media Research ("Nielsen"). We are a leader in the convergence of local broadcast television and the Internet through our television station web sites and a growing number of local interactive initiatives and Internet-based products and services. During 2010, we launched a new brand identity, LIN Media, to renew our market position and reflect our evolution to a leading multimedia company. In this report, the terms "Company," "we," "us" or "our" mean LIN TV Corp. and all subsidiaries included in our consolidated financial statements. Our class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "TVL".

        We provide free, over-the-air broadcasts of our programming 24 hours per day to the communities we are licensed to serve. We are committed to serving the public interest by making advertising time available to political candidates, by providing free daily local news coverage and making public service announcements.

        We seek to have the largest local media presence in each of our local markets by combining strong network and syndicated programming with leading local news, and by pursuing our multi-channel strategy. This multi-channel strategy enables us to increase our audience share by operating multiple stations on multiple platforms in the same market. We currently deliver content over the air, on-line and on mobile applications. We also operate or service multiple stations in eleven of our markets.

Development of Our Business

Ownership and organizational structure

        Our Company (including its predecessors) has owned and operated television stations since 1966 and was incorporated on February 11, 1998. A group of investors led by the predecessor of HMC acquired LIN Television Corporation ("LIN Television"), our wholly-owned subsidiary, on March 3, 1998 and was incorporated on June 18, 1990. On May 3, 2002, we completed our initial public offering and our class A common stock began trading on the NYSE. Our corporate offices are at One West Exchange Street, Suite 5A, Providence, Rhode Island 02903.

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

        This capital structure allowed us to issue voting stock while preserving the pre-existing ownership structure in which the class B stockholders did not have an attributable ownership interest in our television broadcast licenses pursuant to the rules of the Federal Communications Commission ("FCC").

        The following diagram summarizes our corporate structure as of March 7, 2011:

        All of the shares of our class B common stock are held by affiliates of HMC or former affiliates of HMC. The class B common stock is convertible into class A common stock or class C common stock in various circumstances. The class C common stock is also convertible into class A common stock in certain circumstances. If affiliates of HMC converted their shares of class B common stock into shares of class A common stock and the shares of class C common stock were converted into shares of class A common stock as of March 7, 2011, the holders of the converted shares of class C common stock would own less than 0.01% of the total outstanding shares of class A common stock and resulting voting power, and the affiliates of HMC would own 41.9% of the total outstanding shares of class A common stock and resulting voting power.

Our television stations

        We own, operate or service 32 stations, including two stations pursuant to local marketing agreements, four stations pursuant to shared services agreements and one low-power station, which operates as a stand-alone station. We also have an equity investment in two other stations through a joint venture. The following table lists the stations that we own, operate or service, or in which we have an equity investment:

Market	DMA Rank(1)	Station	Primary Affiliation	Digital Channel	Status(2)	FCC license expiration
Indianapolis, IN	27	WISH-TV(3)	CBS	9		8/1/2013
		WNDY-TV	MNTV	32		8/1/2013
Hartford-New Haven, CT	30	WTNH-TV	ABC	10		4/1/2015
		WCTX-TV	MNTV	39		4/1/2015
Columbus, OH	34	WWHO-TV	CW	46		10/1/2013
Grand Rapids-Kalamazoo-Battle Creek, MI	41	WOOD-TV(3)	NBC	7		10/1/2013
		WOTV-TV	ABC	20		10/1/2013
		WXSP-CA	MNTV	Various		10/1/2013
Norfolk-Portsmouth-Newport News, VA	43	WAVY-TV(3)	NBC	31		10/1/2012
		WVBT-TV	FOX	29		10/1/2012
Austin, TX	44	KXAN-TV	NBC	21		8/1/2014
		KNVA-TV(3)	CW	49	LMA	8/1/2014
		KBVO-TV(4)	MNTV	27		8/1/2014
Albuquerque, NM	46	KRQE-TV(3)	CBS	13		10/1/2014
		KASA-TV(3)	FOX	27		10/1/2014
		KWBQ-TV(3)	CW	29	SSA	10/1/2014
		KASY-TV	MNTV	45	SSA	10/1/2006	(5)
Buffalo, NY	51	WIVB-TV	CBS	39		6/1/2015
		WNLO-TV	CW	32		6/1/2015
Providence, RI-New Bedford, MA	53	WPRI-TV	CBS	13		4/1/2015
		WNAC-TV(3)	FOX	12	LMA	4/1/2007	(5)
Mobile, AL/Pensacola, FL	60	WALA-TV	FOX	9		4/1/2013
		WFNA-TV	CW	25		4/1/2013
Dayton, OH	62	WDTN-TV	NBC	50		10/1/2013
		WBDT-TV(6)	CW	26	SSA/JSA	10/1/2013
Toledo, OH	70	WUPW-TV	FOX	46		10/1/2013
Green Bay-Appleton, WI	71	WLUK-TV(3)	FOX	11		12/1/2013
		WCWF-TV(6)	CW	21	SSA/JSA	12/1/2013
Fort Wayne, IN	107	WANE-TV	CBS	31		8/1/2013
Springfield-Holyoke, MA	110	WWLP-TV(3)	NBC	11		4/1/2015
Terre Haute, IN	152	WTHI-TV(3)	CBS	10		8/1/2013
Lafayette, IN	188	WLFI-TV	CBS	11		8/1/2013
NBCUniversal/LIN Joint Venture:
Dallas-Forth Worth, TX	5	KXAS-TV	NBC	41	JV	8/1/2006	(5)
San Diego, CA	28	KNSD-TV	NBC	40	JV	12/1/2006	(5)

(1)
DMA estimates and rankings are taken from Nielsen Local Universe Estimates for the 2010-2011 Broadcast Season, effective September 25, 2010. There are 210 DMAs in the United States. All Nielsen data included in this report represents Nielsen's estimates, and Nielsen has neither reviewed nor approved the data included in this report.

(2)
We own and operate all of our stations except for (i) those stations noted as "LMA" which indicates stations to which we provide services under a local marketing agreement (see "Distribution of Programming—Local marketing agreements" for a description of these agreements), (ii) stations noted as "SSA" which indicates stations to which we provide technical, engineering, promotional, administrative and other operational support services under a shared services agreement, (iii) stations noted as "JSA" which indicates stations to which we provide advertising sales services under a joint sales agreement (see "Principles Sources of Revenue—Other revenues" for a description of these agreements) and (iv) stations noted as "JV" which indicates stations owned and operated by a joint venture to which we are a party.

(3)
WISH-TV includes a low-power station, WIIH-LD. WOOD-TV, WAVY-TV, KNVA-TV, KRQE-TV, KASA-TV, WLUK-TV, WWLP-TV and WTHI-TV each include a group of low-power stations. KRQE-TV includes two satellite stations, KBIM-TV and KREZ-TV. KWBQ-TV includes one satellite station KRWB-TV. WNAC-TV includes a digital sub-channel, ENAC-TV. We own, operate or service all of these satellite stations and low-power stations, which broadcast either identical programming as the primary station or programming specific to such channel.

(4)
KBVO-TV is a full power satellite station of KXAN-TV and its primary affiliate is MyNetworkTV.

(5)
License renewal applications have been filed with the FCC and are currently pending. For further information on license renewals, see "Federal Regulation of Television Broadcasting—License Renewals".

(6)
We exercised our option to acquire WCWF-TV and certain assets of WBDT-TV. We assigned our rights to acquire the remaining WBDT-TV assets, including the FCC license, to WBDT Television, LLC. Completion of these transactions is subject to regulatory approvals and certain other terms and conditions. We expect these transactions to close during 2011. For further information see Note 2—"Acquisitions" to our consolidated financial statements.

        For more information about our joint venture with NBCUniversal, see "Joint Venture with NBCUniversal" below and Item 1A. "Risk Factors—The GECC Note could result in significant liabilities including (i) requiring us to make short-term cash payments to the NBCUniversal joint venture to fund interest payments and (ii) potentially giving rise to the acceleration of our existing indebtedness, which would cause such existing indebtedness to become immediately due and payable," as well as the description in the Liquidity and Capital Resources section under Item 7. "Management's Discussion and Analysis".

Description of Our Business

        Our strategy is focused on becoming the industry leading local media company with diversified revenues and strong cash flow. We continue to execute on a number of key strategic and operating goals, which include: i) maximizing the strength and efficiency of our broadcast operations; ii) investing resources to expand our digital knowledge, offerings and revenues; and iii) innovating and investing in local multimedia products that build new audiences and brand loyalty.

        The principal components of our strategy are to:

  •
  Preserve Our Local News Leadership.  We operated the number one or number two local news station in 86% of our news markets(1) for the year ended December 31, 2010. Our stations are committed to a "localist" approach with a strong emphasis on the production of our local news content, which sustains our strong news positions and enhances our brand equity in the community. We are recognized for our local news expertise and have won many awards during the past year, including several Emmy, Associated Press and other local and regional awards. We believe that strong local news programming is among the most important elements in attracting local advertising revenue. In addition, news audiences serve as vital lead-ins for other programming and help minimize the impact of changes in network programming. Transitioning our newsrooms into multimedia content centers and improving our newsgathering and production process by sharing resources and training journalists to have a wide range of skills, including video camera operation, writing and editing, is a priority.

(1)
Source: Average of LIN Media's 2010 Nielsen Ratings Based on Key Demographics: February, May and November. Monday-Friday, Early Morning, Early Evening, Late News.

•
Continue to Improve Our Operating Efficiencies.  We have achieved company-wide operating efficiencies through economies of scale in the purchase of programming, ratings services, research services, national sales representation, capital equipment and other vendor services. In addition, we operate two regional technology centers that have centralized engineering, operations and administration for all of our major mid-west, New England and mid-Atlantic television stations, saving labor and reducing capital costs. In 2010, we began transitioning our television sales, traffic, promotions and billings to a new state-of-the-art software program that provides better insight and control, while generating cost savings. Our use of new technology to streamline operations has also helped modernize our newsrooms and create a standardized and instantaneous reporting culture that drives cost reduction and efficiency.

  •
  Continue to Invest in Digital Media.  We strive to be at the forefront of new technologies, forging unique partnerships and launching innovative products, services and programs for web, mobile and video platforms that engage audiences around our market-leading brands and generate new advertising opportunities. Our 2009 acquisition of Red McCombs Media, LP ("RMM"), an online advertising and media services company based in Austin, Texas, significantly expanded our local multi-platform offerings. As part of the reorganization of our sales departments to support multiple platforms, our sales teams have teamed up with RMM's online sales force and media analysts to expand the scope of our offerings beyond our traditional markets. All of our television stations are now marketing RMM's targeted products, including custom display, vertical display, search and e-mail marketing solutions. In addition, we have a unique multiplatform content syndication strategy and secured numerous national and local video syndication partnerships in 2010. Our mobile marketing strategy is focused on making it more convenient for users to access our content on the most popular electronic devices. In 2009, we developed iPhone applications for each of our local television stations and we were the first broadcast company in our local markets to launch Blackberry applications. We have since launched Android and iPad applications, all of which enable users to access our content on a 24 hour/7 days a week basis. Finally, we leveraged strong content gathering capabilities and a superior digital platform to launch onPolitix during this non-presidential political year. Our viewers can find national political content on many web sites but onPolitix provides a unique opportunity for consumers to follow and actively engage in local, regional and national politics through varying levels of interaction. Since the launch of our digital business in 2007, digital revenues, which include retransmission consent fees, have grown nearly 309% and now comprise 15% of our total net revenues.

  •
  Grow Our Revenue Share Through a Focus on Local Programming.  We are committed to improving the quality of our existing programs, developing new local programs, and generating new sources of revenue. Local programming allows us to leverage our existing production teams and on-air talent while limiting our exposure to long-term syndicated programming contracts. It also allows us to be more creative and offer unique local marketing solutions beyond :30 and :60 second spots. In 2010, we launched four new local lifestyle programs, including "The Hampton Roads Show" in Norfolk, VA; "Mass Appeal", in Springfield, MA; "Studio 10" in Mobile, AL; and "New Mexico Style" in Albuquerque, NM. We added approximately 1,400 and 1,500 more local programming hours in 2010 and 2009, respectively. We now have unique programs tailored to the communities we serve in the majority of our markets and have plans to launch more local shows in 2011. We believe that our commitment to localism continues to build brand loyalty and differentiate us from our competition.

  •
  Continue to Pursue Our Multi-Channel Strategy.  We believe our spectrum has value beyond traditional television channels and digital technology enables us to separate a portion of that spectrum for incremental services. We have been active in exploring uses of that spectrum and reinventing existing channels when we believe there is a revenue growth opportunity. In 2010, our President and Chief Executive Officer was elected President of the Open Mobile Video Coalition, providing a unique opportunity for our Company to build relationships with companies that are at the forefront of developing new technology that will provide live, local and national over-the-air digital television to consumers via next-generation portable and mobile devices and further enabling us to effectively pursue a multi-channel strategy. Such strategy helps us appeal to a wider audience and market of advertisers while providing economies of scale to pursue additional and new programming services.

  •
  Secure Subscriber Fees from Pay-Television Operators.  According to Nielsen, cable, satellite television and telecommunications companies currently provide video program services to approximately 90% of total U.S. television households. The surge of competition from satellite and telecommunications companies, combined with our strong local and national programming, provides us with compelling negotiating positions to obtain compensation for our channels. It is of critical importance to the broadcast industry that pay-television operators pay sub fees that are more in-line with the superior audience viewing levels our channels achieve relative to cable channels. We have negotiated and will continue to negotiate with pay-television operators in our local markets to ensure we receive our fair share of subscription fees.

  •
  Provide Superior Community Service.  Our model of community service exemplifies broadcasting's great value and responsibility to the local community. Our viewers and advertising partners look to our television stations for their leadership in local and regional public service activities. We support numerous non-profit organizations, programs and events that help make the communities we serve better, stronger, and more vibrant places to live, work, and do business. We believe our commitment to the health and vitality of our communities contributes to the trusted and enduring relationships we have with both viewers and advertisers.

Principal Sources of Revenue

Local, national and political advertising revenues

        Local, national and political advertising, net of agency commissions, represented approximately 82%, 84% and 90% of our total net revenues for the years ended December 31, 2010, 2009 and 2008, respectively. We receive these revenues principally from advertising time sold in our local news, network and syndicated programming. In general, advertising rates are based upon a variety of factors, including:

  •
  size and demographic makeup of the market served by the television station;

  •
  a program's popularity among television viewers;

  •
  number of advertisers competing for the available time;

  •
  availability of alternative advertising media in the station's market area;

  •
  our station's overall ability to attract viewers in its market area;

  •
  our station's ability to attract viewers among particular demographic groups that an advertiser may be targeting; and

  •
  effectiveness of our advertising sales force.

Network compensation

        The three oldest networks, ABC, CBS and NBC, have historically made cash compensation payments for our carriage of their network programming. However, in accordance with prevailing trends in our industry, our recent agreements with these networks now reflect a reduction and eventual elimination of network compensation payments to us and/or require us to pay compensation to the network.

        The newer networks, such as FOX, CW and MyNetworkTV, provide less network programming, pay no network compensation and, in some instances, require us to pay network compensation. However, these newer networks provide us with more advertising inventory to sell than ABC, CBS or NBC.

Barter revenues

        We occasionally barter our unsold advertising inventory for goods and services that are required to operate our television stations or are used in sales and marketing efforts. We also acquire certain syndicated programming by providing a portion of the available advertising inventory within the program, in lieu of cash payments.

Digital revenues

        We generate digital revenues from advertising produced by our television stations' Internet web sites, from retransmission consent fees received from cable, satellite and telecommunications companies for the rights to carry our signals in their pay television services to consumers and by providing online advertising and media services through RMM.

Other revenues

        We receive other revenues from sources such as renting space on our television towers, renting our production facilities, copyright royalties and providing television production services. Additionally, we earn fee income through shared services agreements for four stations located in the Albuquerque-Santa Fe, Green Bay-Appleton and Dayton markets, under which we provide technical, engineering, promotional, administrative and other operational support services from our stations that we own and operate within each of those markets. We also have a joint sales agreement for the stations in the Green Bay-Appleton and Dayton markets, under which we provide advertising sales services.

Sources and Availability of Programming

        We program our television stations from the following program sources:

  •
  News and general entertainment programming that is produced by our local television stations;

  •
  Network programming such as "CSI" or "Modern Family";

  •
  Syndicated programming: off-network programs, such as "Criminal Minds" or "How I Met Your Mother" and first-run programs, such as "Jeopardy", "Entertainment Tonight" or "Wheel of Fortune";

  •
  Paid programming: arrangements where a third party pays our stations for a block of time, generally in one-half hour or one hour time periods to air long-form advertising or "infomercials"; and

  •
  Local Weather Station: we provide a 24-hour weather channel to local cable systems in certain of our television markets.

Locally produced news and general entertainment programming

        Our stations produce an aggregate of 519 hours of local news programming per week that we broadcast on all but one of our stations. Local news programming also allows us greater control over our programming costs.

        Our current network affiliations and number of weekly hours of network, local news and other local programming are as follows:

Network	DMA	DMA Rank	Station	Weekly Hours of Network Programming	Weekly Hours of Local News Programming	Weekly Hours of Other Local Programming	Network Affiliation End Date
ABC	Hartford-New Haven, CT	30	WTNH-TV	86	29	3	8/31/2011
	Grand Rapids-Kalamazoo-Battle Creek, MI	41	WOTV-TV	86	9	6	8/31/2011
CBS	Indianapolis, IN	27	WISH-TV	92	34	7	12/31/2014
	Albuquerque, NM	46	KRQE-TV	100	27	1	12/31/2014
	Buffalo, NY	51	WIVB-TV	100	29	1	12/31/2014
	Providence, RI-New Bedford, MA	53	WPRI-TV	100	30	1	12/31/2014
	Fort Wayne, IN	107	WANE-TV	94	25	1	12/31/2014
	Terre Haute, IN	152	WTHI-TV	94	18	—	12/31/2014
	Lafayette, IN	188	WLFI-TV	94	23	1	12/31/2017
NBC	Grand Rapids-Kalamazoo-Battle Creek, MI	41	WOOD-TV	98	32	6	1/1/2013
	Norfolk-Portsmouth-Newport News, VA	43	WAVY-TV	96	32	1	1/1/2013
	Austin, TX	44	KXAN-TV	95	29	1	1/1/2013
	Dayton, OH	62	WDTN-TV	98	28	1	1/1/2013
	Springfield-Holyoke, MA	110	WWLP-TV	96	33	4	1/1/2013
FOX	Norfolk-Portsmouth-Newport News, VA	43	WVBT-TV	26	5	7	6/30/2013
	Albuquerque, NM	46	KASA-TV	26	7	5	6/30/2013
	Providence, RI-New Bedford, MA	53	WNAC-TV(1)	26	9	—	6/30/2013
	Mobile/Pensacola, FL	60	WALA-TV	26	26	5	6/30/2013
	Toledo, Ohio	70	WUPW-TV	26	9	—	6/30/2013
	Green Bay, WI	71	WLUK-TV	26	44	6	6/30/2013
CW	Columbus, OH	34	WWHO-TV	20	—	—	9/17/2016
	Austin, TX	44	KNVA-TV	20	4	—	9/17/2016
	Buffalo, NY	51	WNLO-TV	28	15	—	9/17/2016
	Mobile/Pensacola, FL	60	WFNA-TV	20	1	—	9/17/2016
MyNetworkTV	Indianapolis, IN	27	WNDY-TV	13	5	2	9/28/2014
	Hartford-New Haven, CT	30	WCTX-TV	10	9	2	9/28/2014
	Grand Rapids-Kalamazoo-Battle Creek, MI	41	WXSP-CA	10	4	—	9/28/2014
	Austin, TX	44	KBVO-TV	10	3	2	9/28/2014

				1,616	519	63

(1)
ENAC-TV is a digital sub-channel of WNAC-TV on which programming is provided through MyNetworkTV's program service and on which we broadcast ten hours of network programming and one hour of other local programming.

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

        The programming strength of a particular national television network may affect a local station's competitive position. Our stations, however, are diversified among the various networks, reducing the potential impact of any one network's performance. We believe that national television network affiliations remain an efficient means of obtaining competitive programming, both for established stations with strong local news franchises and for newer stations with greater programming needs.

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

Syndicated programming

        We acquire the rights to programs for time periods in which we do not air our local news or network programs. These programs generally include reruns of current or former network programs, such as "Criminal Minds" or "How I Met Your Mother", or first-run syndicated programs, such as "Jeopardy", "Entertainment Tonight" or "Wheel of Fortune". We pay cash for these programs or exchange advertising time within the program for the cost of the program rights. We compete with other local television stations to acquire these programs, which has caused the cost of program rights to increase over time. In addition, a television viewer can now choose to watch many of these programs on national cable networks or purchase these programs on DVDs or via downloads to computers, mobile video devices or web-based video players, which has contributed to increasing fragmentation of our local television audience.

Distribution of Programming

        The programming that airs on our television stations can reach the television audience by one or more of the following distribution systems:

  •
  Full-power television stations;

  •
  Stations we operate under local marketing agreements;

  •
  Low-power television stations;

  •
  Digital channels;

  •
  Cable television;

  •
  Satellite television systems;

  •
  Telecommunications systems; and

  •
  Internet, mobile and other digital services.

Full-power television stations

        We own, operate or service 31 full-power television stations that operate on digital over-the-air channels 7 through 50. Our full-power television stations include two full-power stations for which we provide programming, sales and other related services under local marketing agreements, and four full-power stations for which we provide technical, engineering, promotional, administrative and other operational support services under shared services agreements (for two of these stations we also provide advertising sales services under a joint sales agreement). See "Our television stations" for a listing of our full-power television stations.

Local marketing agreements

        The FCC television licenses for the two stations for which we provide programming, sales and other related services under local marketing agreements ("LMAs") are not owned by us. Revenues generated by these stations contributed 4%, 5% and 4% to our net revenues for the years ended December 31, 2010, 2009 and 2008, respectively. We incur programming costs, operating costs and capital expenditures related to the operation of these stations, and retain all advertising revenues. In Providence and Austin, the two local markets where these stations are located, we own and operate another station. These LMA stations are an important part of our multi-channel strategy. We have purchase options to acquire the FCC licenses for the LMA stations in Providence and Austin, which are exercisable if the legal requirements limiting ownership of these stations change.

Low-power television stations

        We own and operate a number of low-power television stations. We operate these stations either as a stand-alone or satellite stations. These low-power broadcast television stations are licensed by the FCC to provide service to substantially smaller areas than those of full-power stations. These stations contributed approximately 1% or less of our total net revenues in the years ended December 31, 2010, 2009 and 2008.

        In eight of our markets, Albuquerque, Austin, Grand Rapids, Green Bay, Indianapolis, Norfolk-Portsmouth-Newport News, Springfield and Terre Haute, we use our low power stations to extend the geographic reach of our primary stations in these markets. In Grand Rapids, we have affiliated WXSP-TV, a group of low-power television stations, with MyNetworkTV, to cover substantially all of the local market.

Cable, satellite television and telecommunications systems

        According to Nielsen, cable, satellite television and telecommunications companies currently provide video program services to approximately 90% of total U.S. television households, with cable and telecommunications companies serving 61% of U.S. households and direct broadcast satellite ("DBS") providers serving 29%. As a result, cable, satellite television and telecommunications companies are not only primary competitors, but the primary means by which our television audience views our television stations. Most of our stations are distributed pursuant to retransmission consent agreements with multichannel video program distributors that operate in markets we serve. As of December 31, 2010, we had retransmission consent agreements with 113 distributors, including 109 Multiple System Operators ("MSOs") and regional telecommunications companies, the two major satellite television providers, and two national telecommunications providers. For an overview of FCC regulations governing carriage of television broadcast signals by multichannel video program distributors, see "Federal Regulation of Broadcasting—Cable and Satellite Carriage of Local Television Signals."

Internet, mobile and other digital services

        We operate interactive television station and niche web sites in 17 U.S. markets and offer a growing portfolio of Internet-based products and services that provide traditional and new audiences around-the-clock access to our trusted local news and information. We launched our mobile business in 2009 with iPhone and BlackBerry smartphone applications and we have since launched Android and iPad applications. In addition, we also launched SMS/text messaging, video blogging and other advanced interactive features that further extend the distribution of our content.

Seasonality of Our Business

        Our advertising revenues are generally highest in the second and fourth quarters of each calendar year, due generally to higher advertising in the spring season and in the period leading up to and including the end-of-year holiday season. Our operating results are also significantly affected by annual cycles, as advertising revenues are generally higher in even-numbered years due to additional revenues associated with election years from advertising spending by political candidates and incremental advertising revenues associated with Olympic broadcasts.

        Our industry is cyclical in nature and affected by prevailing economic conditions. Since we rely on sales of advertising for a substantial majority of our revenues, our operating results are sensitive to general economic and regional conditions in each local market where we operate.

Joint Venture with NBCUniversal

        We hold an approximate 20% equity interest, and NBCUniversal Media, LLC ("NBCUniversal") holds the remaining approximate 80% equity interest, in a joint venture which is a limited partner in a business that owns television stations KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego. We and NBCUniversal each have a 50% voting interest in the joint venture. NBCUniversal operates the two stations pursuant to a management agreement.

        The joint venture is the obligor on an $815.5 million non-amortizing senior secured note due 2023 (the "GECC Note") held by General Electric Capital Corporation ("GECC"), which provided financing to the venture. The GECC Note bears interest at a rate of 8% per annum until March 2, 2013 and 9% per annum thereafter. LIN TV has guaranteed the payment of principal and interest on the GECC Note.

        In January 2011, Comcast Corporation acquired control of the business of NBCUniversal through acquisition of a 51% interest in NBCUniversal, LLC, while a majority owned subsidiary of General Electric Company ("GE") owns the remaining 49%. GECC remains a majority-owned subsidiary of GE.

        Our joint venture with NBCUniversal has been adversely impacted by the economic downturn, and it did not distribute any cash to NBCUniversal or us during the years ended December 31, 2010 and 2009. In light of the adverse effect of the economic downturn on the joint venture's operating results, in 2009 we entered into an agreement with NBCUniversal, which covered the period from March 6, 2009 through April 1, 2010 (the "Original Shortfall Funding Agreement") and in 2010 we entered into a second agreement, which covered the period from April 2, 2010 through April 1, 2011 ("2010 Shortfall Funding Agreement"). These agreements provided that: i) we and NBCUniversal waived the requirement that the joint venture maintain debt service reserve cash balances of at least $15 million; ii) the joint venture would use a portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note in 2009 and 2010; iii) NBCUniversal agreed to defer its receipt of 2008, 2009 and 2010 management fees; and iv) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBCUniversal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.

        During the year ended December 31, 2010, pursuant to the shortfall funding agreements with NBCUniversal, we made shortfall loans in the aggregate principal amount of $4.1 million to our joint venture, representing our approximate 20% share in cumulative debt service shortfalls at the joint venture. Concurrent with our funding of the shortfall loans, NBCUniversal funded shortfall loans in the aggregate principal amounts of $15.9 million to the joint venture, in respect of its approximate 80% share in the cumulative debt service shortfalls at the joint venture.

        Because of anticipated future cash shortfalls at the joint venture, on March 14, 2011, we and GE entered into an agreement (the "2011 Shortfall Funding Agreement" and together with the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement the "Shortfall Funding Agreements") covering the period from April 2, 2011 through April 1, 2012. Under the terms of the

2011 Shortfall Funding Agreement, we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2012, we and GE would each provide the joint venture with a shortfall loan. Any shortfall loans funded by us under the 2011 Shortfall Funding Agreement will be calculated on the basis of our percentage of economic interest in the joint venture, and GE's share of shortfall loans will be calculated on the basis of NBCUniversal's percentage of economic interest in the joint venture. GE's obligation to fund shortfall loans under the 2011 Shortfall Funding Agreement is conditioned upon (a) amendment of the joint venture's Credit Agreement with GECC and the LLC Agreement governing the joint venture's operations, to permit the joint venture to obtain shortfall loans from GE, and (b) receipt of the consent of Comcast Corporation to the terms and conditions on which GE provides its proportionate share of any shortfall; provided that Comcast's consent may not be unreasonably withheld. NBCUniversal has acknowledged and agreed to the terms of the 2011 Shortfall Funding Agreement.

        Under the terms of the joint venture's TV Master Service Agreement with NBCUniversal, management fees incurred by the joint venture to NBCUniversal during the term of the 2011 Shortfall Funding Agreement will continue to accrue, but are not payable if any existing joint venture shortfall loans remain outstanding. Management fees payable in arrears attributable to 2008, 2009, and 2010 are also not payable to NBCUniversal if any existing joint venture shortfall loans remain outstanding.

        We recognize shortfall funding liabilities to the joint venture on our balance sheet when those liabilities become both probable and estimable, which occurs when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur and when we have reached or intend to reach a shortfall funding agreement covering the budgeted or forecasted period. Based on 2011 forecast information provided by joint venture management and our estimate of joint venture cash flows through March 31, 2012, we estimate our share of shortfall funding could be approximately $1.9 million through March 31, 2012. Actual cash shortfalls at the joint venture could vary from our current estimates. Cash shortfalls at the joint venture beyond March 31, 2012 are not currently estimable or probable; therefore, we have not accrued for any potential obligations beyond $1.9 million.

        Our ability to honor our shortfall loan obligations under the Shortfall Funding Agreements is limited by certain covenants contained in our Amended Credit Agreement, and the indentures governing our 8 3/8% senior notes and our 6 1/2% senior subordinated notes. If we are unable to make payments under the Shortfall Funding Agreements, or a future shortfall funding agreement, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default. In addition, if the joint venture experiences further cash shortfalls beyond April 1, 2012, we may decide to fund such cash shortfalls, or to fund such shortfalls through further loans or equity contributions to the joint venture.

        For more information about our joint venture with NBCUniversal, see Item 1A. "Risk Factors—The GECC Note could result in significant liabilities, including (i) requiring us to make short-term cash payments to the NBCUniversal joint venture to fund interest payments and (ii) potentially giving rise to the acceleration of our existing indebtedness, which would cause such existing indebtedness to become immediately due and payable," as well as the description in the Liquidity and Capital Resources section under Item 7. "Management's Discussion and Analysis".

Competitive Conditions in the Television Industry

        The television broadcast industry has become highly competitive as a result of new technologies and new program distribution systems. In most of our local markets, we compete directly against other local broadcast stations, cable, satellite television and telecommunication systems for audience. We also compete with online video services, including local news web sites and web sites such as hulu.com, which provide access to some of the same programming, including network programming that we provide, and other emerging technologies including mobile television.

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

        The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a license without the FCC's prior approval. The FCC also regulates certain aspects of the operation of cable television systems, DBS systems and other electronic media that compete with broadcast stations. In addition, the FCC regulates matters such as television station ownership, network-affiliate relations, cable and DBS systems' carriage of television station signals, carriage of syndicated and network programming on distant stations, political advertising practices, children's programming and obscene and indecent programming.

        License Renewals.    Under the Communications Act, the FCC generally may grant and renew broadcast licenses for terms of eight years, though licenses may be renewed for a shorter period under certain circumstances. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and (iii) there have been no other serious violations that taken together constitute a pattern of abuse. In making its determination, the FCC may consider petitions to deny but cannot consider whether the public interest would be better served by issuing the license to a person other than the renewal applicant. We are in good standing with respect to each of our FCC licenses. The table on page 6 includes the expiration date of each of the licenses for the stations that we own, as well as for the stations to which we provide services or in which we have an equity investment through a joint venture. As indicated in the table, the licenses for these stations have expiration dates ranging between 2006 and 2015. License renewal applications were timely filed for each of these stations for which the license is now expired. Once an application for renewal is filed, each station remains licensed while its application is pending, even after its license expiration date has passed. Certain of our licenses have long-standing applications for renewal that remain pending with the FCC. Action on many license renewal applications may have been delayed for reasons, such as, the pendency of complaints that programming provided by the various networks contained indecent material and complaints regarding alleged violations of sponsorship identification rules. We cannot predict when the FCC will act on pending renewal applications. We expect the FCC to renew each of these licenses but we make no assurance that it will do so.

        Ownership Regulation.    The Communications Act and FCC rules limit the ability of individuals and entities to have ownership or other attributable interests in certain combinations of broadcast stations and other media. In 1999, the FCC modified its local television ownership rules. In 2003, the FCC issued an order that would have liberalized most of the ownership rules, permitting us to acquire television stations in certain markets where we are currently prohibited from acquiring additional stations. In 2004, the Third Circuit Court of Appeals stayed and remanded several of the FCC's 2003 ownership rule changes. In July 2006, as part of the FCC's statutorily required quadrennial review of its media ownership rules, the FCC sought comment on how to address the issues raised by the Third Circuit Court of Appeals' decision. In February 2008, the FCC released an order that re-adopted its 1999 local television ownership rules, and those rules are currently in effect. Several parties have appealed the FCC's February 2008 decision. In November, 2009 the FCC initiated its statutorily required quadrennial review process, but it has not yet proposed any rule changes. We cannot predict how pending appeals of prior FCC ownership rule decisions or the pending quadrennial review proceeding may result in changes to the FCC's broadcast ownership rules. The FCC's currently effective ownership rules that are material to our operations are summarized below.

        Local Television Ownership.    Under the FCC's current local television ownership (or "duopoly") rule, a party may own multiple television stations without regard to signal contour overlap provided they are located in separate Nielsen DMAs. In addition, the rules permit parties to own up to two TV stations in the same DMA so long as (i) at least one of the two stations is not among the top four-ranked stations in the market based on audience share at the time an application for approval of the acquisition is filed with the FCC, and (ii) at least eight independently owned and operating full-power commercial and non-commercial television stations would remain in the market after the acquisition. In addition, without regard to the number of remaining or independently owned television stations, the FCC will permit television duopolies within the same DMA so long as the digital noise limited signal contours of the stations involved do not overlap. Stations designated by the FCC as "satellite" stations, which are full-power stations that typically rebroadcast the programming of a "parent" station, are exempt from the local television ownership rule. Also, the FCC may grant a waiver of the local television ownership rule if one of the two television stations is a "failed" or "failing" station or if the proposed transaction would result in the construction of a new television station (an unbuilt-station waiver). We believe that we are currently in compliance with the local television ownership rule.

        The FCC's 1999 ownership order established a rule attributing LMAs for ownership purposes. The FCC grandfathered LMAs that were entered into prior to November 5, 1996, permitting those stations to continue operations pursuant to the LMAs until the conclusion of the FCC's 2004 biennial review. The FCC stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods. Subsequently, the FCC invited comments as to whether, instead of beginning the review of the grandfathered LMAs in 2004, it should do so in 2006. The FCC did not initiate any review of grandfathered LMAs in 2004 or as part of its 2006 quadrennial review. We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs. Grandfathered local marketing agreements can be freely transferred during the grandfather period, but duopolies may be transferred only where the two-station combination continues to qualify under the duopoly rule. We currently have grandfathered LMAs under which we provide programming to stations in Providence, Rhode Island and Austin, Texas.

        In 2010, we entered into shared services agreements ("SSAs") and certain other arrangements for stations in Dayton, Ohio and Green Bay-Appleton, Wisconsin. SSAs are permitted under the FCC's local television ownership rules and allow for technical, engineering, promotional, administrative and other operational support services. SSAs are different from LMAs in that programming is not provided under an SSA. In September 2010, we filed an application seeking to acquire the station in the Green Bay-Appleton, Wisconsin market under the "failing station" duopoly waiver standard discussed above, and a third party filed an application to acquire the station in the Dayton, Ohio market. In October 2010, Time Warner Cable Inc. ("TWC") filed petitions to deny both applications, alleging that the pertinent agreements give us excessive authority to act as an agent in negotiating retransmission consent agreements for the stations. TWC asked the FCC to deny the applications, set them for a hearing, and/or impose conditions on the parties. We believe that the agreements are permissible under the FCC's rules, and in November 2010 we filed oppositions to TWC's filings. The applications remain pending, and we cannot predict what the FCC will decide, or when.

        National Television Ownership Cap.    The Communications Act, as amended in 2004, limits the number of television stations one entity may own nationally. Under the rule, no entity may have an attributable interest in television stations that reach, in the aggregate, more than 39% of all U.S. television households. The FCC currently discounts the audience reach of a UHF station by 50% when computing the national television ownership cap. Our stations reach is approximately 9% of U.S. households.

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

        Because of these multiple ownership and cross-ownership rules, any person or entity that acquires an attributable interest in us may violate the FCC's rules if that purchaser also has an attributable interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such person or entity also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If the holder of an attributable interest violates any of these ownership rules or if a proposed acquisition by us would cause such a violation, we may be unable to obtain from the FCC one or more authorizations needed to conduct our television station business and may be unable to obtain the FCC's consents for certain future acquisitions.

        Digital Television.    We terminated all analog broadcasts on our full power stations on or before June 12, 2009 in connection with the national transition to digital television. Following the transition, each of our full power stations broadcasts a 19.4 megabit-per-second (Mbps) data stream, rather than a single analog program stream. FCC regulations permit substantial flexibility in how we use that data stream. For example, we are permitted to provide a mix of high definition and standard television program streams free-to-air, additional program-related data, subscription video or audio streams, and non-broadcast services. A new technical standard, currently being tested, would permit digital stations to provide video and data streams that can be more readily received on mobile devices (such as computers and smart phones), if those devices incorporate the technology. These digital channels remain subject to specific FCC regulations. For example, we are required to carry additional children's educational programming if we transmit multiple program streams, and we must pay the U.S. Treasury 5% of gross revenues for any non-broadcast services we provide using our digital signals. The FCC is evaluating whether to impose further public interest programming requirements on digital broadcasters. The FCC's digital transition implementation plan maintained the secondary status of low-power television stations. The FCC is in the process of establishing a digital transition plan for low-power television stations.

        Cable and Satellite Carriage of Local Television Signals.    Pursuant to FCC rules, full power television stations can obtain carriage of their signals by multichannel program distributors in one of two ways: via mandatory carriage or via "retransmission consent." Once every three years each station must formally elect either mandatory carriage ("must-carry" for cable distributors and "carry one-carry all" for satellite television providers) or retransmission consent. The next election must be made by October 1, 2011, and will be effective January 1, 2012 through December 31, 2014. A mandatory carriage election invokes FCC rules that requires the distributor to carry a single program stream designated by the station and that program stream's related data in the station's local market. Distributors may decline carriage for certain reasons specified in the rules, including a lack of channel capacity, the station's failure to deliver a good quality signal, the presence of a nearby affiliate of the same network or, in the case of satellite distributors, if the distributor does not carry any other local broadcast stations in the electing station's market. Distributors do not pay a fee to stations that elect mandatory carriage.

        A station that elects retransmission consent waives its mandatory carriage rights, and the station and the distributor must negotiate in good faith for carriage of the station's signal. Negotiated terms may include channel position, service tier carriage, carriage of multiple program streams, compensation and other consideration. If a station elects to negotiate retransmission terms, it is possible that the station and the distributor will not reach agreement and that the distributor will not carry the station's signal.

        FCC rules govern which local television signals a satellite subscriber may receive. Congress has also imposed certain requirements relating to satellite distribution of local television signals to "unserved" households that do not receive a useable signal from a local network-affiliated station or that reside in a market without a local affiliate of the pertinent network. The Satellite Television Extension and Localism Act of 2010 ("STELA") updated the blanket license scheme previously enacted under the Satellite Home Viewer Extension and Reauthorization Act of 2004 ("SHVERA") by, among other things, extending for five years, until December 31, 2014, statutory licenses that allow satellite television companies to retransmit broadcast signals from distant markets to eligible customers. A satellite provider also is permitted to import the signal of an out-of-market station, with that station's consent, to the specific counties and communities within a local market in which the out-of-market station is deemed to be "significantly viewed," subject to certain conditions. Such carriage previously was governed by the distant signal provisions. Under STELA, it is now treated as a retransmission into the station's local market, which means that the statutory copyright for such carriage will not sunset at the end of 2014. STELA also eliminated the requirement that DBS operators carry the local affiliate of a particular network before they could import an out-of-market station deemed to be significantly viewed in a given county or community. One subtle but potentially significant change in STELA is the new definition of an "unserved household" which could lead to an increase in satellite television operators' carriage of out-of-market signals in our markets. At this time, we are monitoring developments in this area but cannot determine whether this new legislation will result in significant changes to the satellite distribution scheme or whether or how any of the other changes in STELA will impact our broadcast business.

        Several cable system and DBS operators have jointly petitioned the FCC to initiate a rulemaking proceeding to consider amending its retransmission consent rules. The FCC has solicited public comment on the petition and the FCC has announced that it intends to initiate a formal proceeding in March 2011 concerning the issues raised in the petition. We cannot predict the outcome of such a proceeding.

        Programming and station operations.    The Communications Act requires broadcasters to serve the public interest. Broadcast station licensees are required to present programming that is responsive to community problems, needs and interests and to maintain records demonstrating such responsiveness. Stations must follow various rules that regulate, among other things, children's television programming and advertising, political advertising, sponsorship identification, contest and lottery advertising and program ratings guidelines. The FCC has proposed to re-establish a number of formalized procedures that it believes will improve television broadcasters' service to their local communities. These proposals include the establishment of community advisory boards, quantitative programming guidelines and maintenance of a main studio in a station's community of license. If the FCC adopts such proposals, the burden of complying with such requirements could impose additional costs on our stations.

        The FCC is also charged with enforcing restrictions or prohibitions on the broadcast of obscene and indecent programs and in recent years has increased its enforcement activities in this area, issuing large fines against radio and television stations found to have carried such programming (even if originated by a third-party program supplier, such as a network). In June 2007, the FCC increased the maximum monetary penalty for carriage of indecent programming tenfold to $325,000 per station per violation with a cap of $3 million for any "single act," and put the licenses of repeat offenders in jeopardy. Court challenges to the

FCC's indecency enforcement regime are pending at various stages. For example, the Second Circuit found in 2010 that the FCC's "fleeting expletive" policy was unconstitutionally vague. In a subsequent decision, the Second Circuit vacated an FCC decision imposing monetary forfeitures on 52 television stations that had broadcast an allegedly indecent scene in an episode of the ABC drama "NYPD Blue." We are unable to predict whether the enforcement of the indecency regulations will have a material adverse effect on our ability to provide competitive programming.

        The FCC's rules require our stations to provide closed captioning for much of the programming that we broadcast. In addition, in September 2010, Congress passed the Twenty-First Century Communications and Video Accessibility Act. This law requires the FCC to adopt rules concerning video description of programming, for viewers with visual disabilities. Compliance with the new video description rules once they are promulgated by the FCC may impose additional costs on our stations.

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

Employees

        As of December 31, 2010, we employed approximately 1,825 full time employees, 214 of which were represented by labor unions. We believe that our relations with our employees are satisfactory.

Available Information

        We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including our filings, which we file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

        We also make available free-of-charge through our Internet web site (at http://www.linmedia.com) copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material, to the SEC.

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

        Our operations and performance are dependent on advertising revenues, which can be materially affected by a number of factors beyond our control, including economic conditions and viewer preferences. Advertising revenue, including local, national and political advertising revenues, net of agency commissions, consisted of approximately 82%, 84% and 90% of our total net revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Local advertising revenues increased 8% for the year ended December 31, 2010 and decreased 13% and 9% for the years ended December 31, 2009 and 2008, respectively, compared to their respective prior periods. National advertising revenues increased 18% for the year ended December 31, 2010 and decreased 17% and 16% for the years ended December 31, 2009 and 2008, respectively, compared to their respective prior periods. This volatility in advertising revenue impacts our financial condition, cash flows and results of operations. While we saw recovery in 2010, decreases in advertising revenues caused by economic conditions could have a material adverse effect on our financial condition, cash flows and results of operations, which could impair our ability to comply with the covenants in our debt instruments, as more fully described below.

        In addition to economic conditions, our ability to generate advertising revenues depends on factors such as:

  •
  the relative popularity of the programming on our stations;

  •
  the demographic characteristics of our markets; and

  •
  the activities of our competitors.

        Our programming may not attract sufficient targeted viewership or we may not achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenues to decline. We, and those on whom we rely for programming, may not be able to anticipate and react effectively to shifts in viewer tastes and interests of our local markets. In addition, political advertising revenue from elections and advertising revenues from Olympic Games, which generally occur in the even years, create large fluctuations in our operating results on a year-to-year basis. For example, during 2010, we had political advertising revenues of $49.4 million, compared to $13.2 million in the prior year.

We depend on automotive advertising to a significant degree.

        Approximately 23%, 19% and 24% of our local and national advertising revenues for the years ended December 31, 2010, 2009, and 2008, respectively, consisted of automotive advertising. A significant decrease in these revenues in the future could have a material adverse effect on our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations and affect the value of our common stock.

The GECC Note could result in significant liabilities, including (i) requiring us to make short-term cash payments to the NBCUniversal joint venture to fund interest payments and (ii) potentially giving rise to the acceleration of our existing indebtedness, which would cause such existing indebtedness to become immediately due and payable.

        We may be required, or elect to, to make cash payments to the joint venture to fund interest payments on the GECC Note. Our joint venture with NBCUniversal has been adversely impacted by the economic downturn. During the year ended December 31, 2010, pursuant to the shortfall funding agreements with NBCUniversal covering the period from March 6, 2009 to April 1, 2011, we made shortfall loans in the aggregate principal amount of $4.1 million (the "Shortfall Loans"), representing our approximate 20% share in cumulative debt service shortfalls at the joint venture.

        Because of anticipated future cash shortfalls at the joint venture, on March 14, 2011, we and GE entered into the 2011 Shortfall Funding Agreement covering the period from April 2, 2011 through April 1, 2012. Under the terms of the 2011 Shortfall Funding Agreement, we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2012, we and GE would each provide the joint venture with a shortfall loan. Any shortfall loans funded by us under the 2011 Shortfall Funding Agreement will be calculated on the basis of our percentage of economic interest in the joint venture, and GE's share of shortfall loans will be calculated on the basis of NBCUniversal's percentage of economic interest in the joint venture. GE's obligation to fund shortfall loans under the 2011 Shortfall Funding Agreement is conditioned upon (a) amendment of the joint venture's Credit Agreement with GECC and the LLC Agreement governing the joint venture's operations, to permit the joint venture to obtain shortfall loans from GE, and (b) receipt of the consent of Comcast Corporation to the terms and conditions on which GE provides its proportionate share of any shortfall; provided that Comcast's consent may not be unreasonably withheld. NBCUniversal has acknowledged and agreed to the terms of the 2011 Shortfall Funding Agreement.

        Under the terms of the joint venture's TV Master Service Agreement with NBCUniversal, management fees incurred by the joint venture to NBCUniversal during the term of the 2011 Shortfall Funding Agreement will continue to accrue, but are not payable if any existing joint venture shortfall loans remain outstanding. Management fees payable in arrears attributable to 2008, 2009, and 2010 are also not payable to NBCUniversal if any existing joint venture shortfall loans remain outstanding.

        We recognize shortfall funding liabilities to the joint venture on our balance sheet when those liabilities become both probable and estimable, which occurs when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur and when we have reached or intend to reach a shortfall funding agreement covering the budgeted or forecasted period. Based on 2011 forecast information provided by joint venture management and our estimate of joint venture cash flows through March 31, 2012, we estimate our share of shortfall funding could be approximately $1.9 million through March 31, 2012. Actual cash shortfalls at the joint venture could vary from our current estimates. Cash shortfalls at the joint venture beyond March 31, 2012 are not currently estimable or probable; therefore, we have not accrued for any potential obligations beyond $1.9 million.

        Our ability to honor our shortfall loan obligations under the Shortfall Funding Agreements is limited by certain covenants contained in our Amended Credit Agreement, and the indentures governing our 8 3/8% senior notes and our 6 1/2% senior subordinated notes. Based on the 2011 budget provided by joint venture management, and our forecast of total leverage and consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") during 2011 and 2012, we expect to have the capacity within these restrictions to provide shortfall funding under the Shortfall Funding Agreements in proportion to our approximate 20% economic interest in the joint venture through the April 1, 2012 expiration of the 2011 Shortfall Funding Agreement. However, there can be no assurance that we will have the capacity within these restrictions to provide such funding. If we are required to fund a portion of any additional shortfall loans, we plan to use our available cash balances or available borrowings under our senior secured credit facility. In addition, if the joint venture experiences further cash shortfalls beyond April 1, 2012, we may decide to fund such cash shortfalls, or to fund such shortfalls through further loans or equity contributions to the joint venture. If we are unable to make payments under the Shortfall Funding Agreements, or a future shortfall funding agreement, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default.

        An event of default under the GECC Note will occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due and payable, or to pay the principal amount on the maturity date. If the joint venture fails to pay interest on the GECC Note, and no shortfall loan to fund the interest payment is made within 90 days of the date due and payable, an event of default would occur and GECC could accelerate the maturity of the entire amount due under the GECC Note. Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBCUniversal and LIN TV. Upon an event of default under the GECC Note, GECC's only recourse would be to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the GECC Note.

        Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined upon occurrence of the following events: (i) there is an event of default; (ii) the default is not remedied; and (iii) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note. Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be equal to the difference between (i) the total amount for which the joint venture's assets were sold and (ii) the principal amount and any unpaid interest due under the GECC Note. As of December 31, 2010, we estimated that the fair value of the television stations in the joint venture to be approximately $254.1 million less than the outstanding balance of the GECC Note of $815.5 million.

        If an event of default occurs under the GECC Note, LIN TV, which conducts all of its operations through its subsidiaries, could experience material adverse consequences, including:

  •
  GECC, after exhausting all remedies against the joint venture, could enforce its rights under the guarantee, which could cause LIN TV to determine that LIN Television should seek to sell material assets owned by it in order to satisfy LIN TV's obligations under the guarantee;

  •
  GECC's initiation of proceedings against LIN TV under the guarantee could result in a change of control or other material adverse consequences to LIN Television, which could cause an acceleration of LIN Television's senior secured credit facility and other outstanding indebtedness; and

  •
  if the GECC Note is prepaid because of an acceleration on default or otherwise, LIN TV would incur a substantial tax related to its deferred gain of approximately $815.5 million associated with the formation of the joint venture. This amount of gain, exclusive of any potential utilization of net operating loss carryforwards, would be subject to U.S. Federal and various State tax rates of 35% and approximately 3% (net of Federal benefit), respectively.

We have a substantial amount of debt, which could adversely affect our financial condition, liquidity and results of operations, reduce our operating flexibility and put us at greater risk for default and acceleration of our debt.

        As of December 31, 2010, we had approximately $623.3 million of consolidated indebtedness and $131.4 million of consolidated stockholders' deficit. The outstanding debt under our senior secured credit facility, which was $9.6 million as of March 16, 2011, is due November 4, 2011. In addition, our 6 1/2% senior subordinated notes are due May 15, 2013 and our 8 3/8% senior notes are due April 15, 2018. Subject to the limitations in our senior secured credit facility and the indentures governing the senior notes and senior subordinated notes, we may incur additional material indebtedness in the future, and we may become more leveraged. Accordingly, we now have and will continue to have significant debt service obligations. We have also guaranteed the $815.5 million GECC Note as described above.

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

  •
  expose us to greater interest rate risk, because the interest rates on our senior secured credit facility vary; and

  •
  impair our ability to successfully withstand a sustained downturn in our business or the economy in general and place us at a disadvantage relative to our less leveraged competitors.

        The indentures governing our senior notes and senior subordinated notes also contain change of control provisions which may require us to purchase all or a portion of our 8 3/8% senior notes and 6 1/2% senior subordinated notes at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest.

        Any of these consequences relating to such debt could have a material adverse effect on our business, liquidity and results of operations.

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

We may not be able to refinance all or a portion of our indebtedness or obtain additional financing on satisfactory terms.

        The outstanding borrowings under our senior secured credit facility are due on November 4, 2011, and we expect to refinance our senior secured credit facility in 2011. If we are unable to refinance this indebtedness on satisfactory terms, we may be required to dedicate a more substantial portion of our operating cash flows to the repayment or service of our indebtedness, which may limit our flexibility in planning for, or reacting to, changes in our business or investing in our growth. Current conditions in the capital markets may also impact our ability to refinance our debt or to refinance our debt on terms similar to our existing debt agreements.

We have a material amount of intangible assets and we have recorded substantial impairments of these assets. Future write-downs of intangible assets would reduce net income or increase net loss, which could have a material adverse effect on our results of operations and the value of our class A common stock.

        Future impairment charges could have a significant adverse effect on our reported results of operations and stockholders' equity. Approximately $509.1 million, or 64%, of our total assets as of December 31, 2010 consisted of indefinite-lived intangible assets. Intangible assets principally include broadcast licenses and goodwill, which are required to be tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or the intangible asset over its fair value. In addition, goodwill and intangible assets will be tested more often for impairment as circumstances warrant.

        We recorded an impairment of our broadcast licenses of $37.2 million and $599.6 million during the years ended December 31, 2009 and 2008, respectively, and we recorded an impairment of goodwill of $2.7 million and $425.3 million during the years ended December 31, 2009 and 2008, respectively.

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

        We have pursued and intend to selectively continue to pursue strategic acquisitions, subject to market conditions, our liquidity, and the availability of attractive acquisition candidates, with the goal of improving our business. We may not be successful in identifying attractive acquisition targets nor have the financial capacity to complete future acquisitions. Acquisitions involve inherent risks, such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our operating results, particularly during the period immediately following any acquisition. We may not be able to successfully implement effective cost controls or increase revenues as a result of any acquisition. In addition, future acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management's attention from the operation of our core business.

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

HMC and its affiliates, whose interests may differ from your interests, have approval rights with respect to significant transactions and could convert their equity interests in our Company into a block of substantial voting power, thereby reducing the voting power of our other stockholders.

        HMC and its affiliates own one share of our class C common stock, which represents 35% of our outstanding voting power, and also have the ability to convert shares of our non-voting class B common stock into class A common stock, which may be subject to FCC approval. Upon the conversion of the majority of the non-voting class B common stock into class A common stock, the class C common stock will automatically convert into an equal number of shares of class A common stock. If this occurs, affiliates of HMC would own approximately 41.9% of our voting equity interests and will effectively have the ability to elect the entire board of directors and to approve or disapprove any corporate transaction or other matters submitted to our stockholders for approval, including the approval of mergers or other significant corporate transactions. The interests of HMC and its affiliates may differ from the interests of our other stockholders and HMC and its affiliates could take actions or make decisions that are not in the best interests of our other stockholders.

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

        The television broadcasting business is subject to rapid technological change, evolving industry standards, and the emergence of new technologies. We cannot predict the effect such technologies will have on our broadcast operations. In addition, the capital expenditures necessary to implement these new technologies could be substantial and other companies employing such technologies before we are able to do so could aggressively compete with our business.

It would be difficult to take us over, which could adversely affect the trading price of our class A common stock.

        Affiliates of HMC effectively have the ability to determine whether a change of control will occur through their ownership of one of the two outstanding shares of our class C common stock and all of the shares of our class B common stock. Provisions of Delaware corporate law and our bylaws and certificate of incorporation, including the 70% voting power of our class C common stock held by affiliates of Mr. Carson and HMC and the voting power that affiliates of HMC would hold upon conversion of their shares of class B stock into class A stock or class C stock, make it difficult for a third party to acquire control of us, even if a change of control would benefit the holders of our class A common stock. These provisions and controlling ownership by affiliates of HMC could also adversely affect the public trading price of our class A common stock.

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

        A change in network affiliation in a given television market may have many short-term and long-term consequences, depending upon the circumstances surrounding the change. Potential short-term consequences include: i) increased marketing costs and increased internal operating costs, which can vary widely depending on the amount of marketing required to educate the audience regarding the change and to maintain the station's viewing audience; ii) short term loss of market share or slower market growth due to advertiser uncertainty about the switch; iii) costs of building a new or larger news operation; iv) other increases in station programming costs, if necessary and v) the cost of equipment needed to conform the station's programming, equipment and logos to the new network affiliation. Long-term consequences are more difficult to assess, due to the cyclical nature of each of the major network's share of the audience that changes from year-to-year with programs coming to the end of their production cycle, and the audience acceptance of new programs in the future and the fact that national network audience ratings are not necessarily indicative of how a network's programming is accepted in an individual market. How well a particular network fares in an affiliation switch depends largely on the value of the broadcast license, which is influenced by the length of time the television station has been broadcasting, the quality and location of the license, the audience acceptance of the local news programming and community involvement of the local television station and the quality of the station non-network programming. In addition, the majority of the revenue earned by television stations is attributable to locally produced news and syndicated programming, rather than to network affiliation payments and advertising sales related to network programming. The circumstances that may surround a network affiliation switch cause uncertainty as to the actual costs that will be incurred by us and, if these costs are significant, the switch could have a material adverse impact on the income we derive from the affected station.

Changes by the national broadcast television networks in their respective business models and practices could adversely affect our business, financial condition and results of operations.

        In recent years, the national broadcast networks have streamed their programming on the Internet and other distribution platforms in close proximity to network programming broadcast on local television stations, including those we own. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and could adversely affect the business, financial conditions and results of operations of our stations.

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

Risks Related to Our Industry

The FCC's National Broadband Plan could result in the reallocation of broadcast spectrum for wireless broadband use, which could materially impair our ability to provide competitive services.

        Pursuant to The American Recovery and Reinvestment Act of 2009, on March 16, 2010, the FCC delivered to Congress a staff report titled, "Connecting America: The National Broadband Plan" (the "NBP"). Among the many far-reaching recommendations contained in the 375-page NBP is that the FCC reallocate 120 MHz of spectrum currently occupied by television broadcast stations to mobile wireless broadband services by means of, among other things, amending the FCC's technical rules to reduce television station service areas and distance separations, permitting channel sharing, conducting voluntary "incentive" auctions for the return of television broadcast spectrum, and certain other voluntary and involuntary mechanisms. The Plan also recommended a channel "repacking," pursuant to which certain stations would be required to move to new channels, and suggested the imposition of spectrum usage fees, which may require Congressional authorization. None of the NBP's recommendations related to television spectrum are self-effectuating; consequently, implementation of the recommendations would appear to require further action by the FCC or Congress, or both. Legislation has been introduced in both the Senate and the House of Representatives that, among other things, would authorize the FCC to direct a portion of auction proceeds to commercial users, including broadcasters, that voluntarily surrender some or all of their allotted spectrum for auction.

        On November 30, 2010, the FCC initiated a rulemaking proceeding to consider proposals to, among other things, implement rule changes that could facilitate channel sharing by television stations and shared use of current television broadcast spectrum by wireless broadband providers. In that proceeding, the FCC also is seeking comment on ways to improve VHF spectrum band television operations (VHF stations have experienced reception difficulties), with the goal that significant numbers of UHF broadcasters will move into the VHF band. We cannot predict the outcome of any FCC proceedings or whether legislation authorizing incentive spectrum auctions will be enacted, or the likelihood, timing or extent of a spectrum reallocation. If some or all of our television stations are required to change frequencies, operate with a reduced service area or subject to reduced interference protections, and/or reduce the amount of spectrum they use, our stations could suffer material adverse effects, including, but not limited to, substantial conversion costs, reduction or loss of over-the-air signal coverage, and an inability to provide high definition programming and additional program streams, including mobile video services.

We may be unable to successfully negotiate future retransmission consent agreements and these negotiations may be further hindered by the interests of networks with whom we are affiliated or by statutory or regulatory developments.

        We may be unable to successfully renegotiate retransmission consent agreements with cable, satellite and telecommunications providers ("MVPDs") when the current terms of these agreements expire. In addition, our affiliation agreements with some broadcast networks include certain terms that may affect our ability to permit MVPDs to retransmit our stations' signals containing network programming, and in some cases, we may lose the right to grant retransmission consent to such providers. If the broadcast networks withhold their consent to the retransmission of those portions of our stations' signals containing network programming we may be unable to successfully complete negotiations for new retransmission consent agreements. The networks also may require us to pay them compensation in exchange for permitting redistribution of network programming by MVPDs. If we are required to make payments to networks in connection with signal retransmission, those payments may adversely affect our operating results. If we lose the right to grant retransmission consent, we may be unable to satisfy certain obligations under our existing retransmission consent agreements with MVPDs and there could be a material adverse effect on our results of operations.

        Several cable system and DBS operators have jointly petitioned the FCC to initiate a rulemaking proceeding to consider amending its retransmission consent rules. The FCC has solicited public comment on the petition and the FCC has announced that it intends to initiate a formal proceeding in March 2011 concerning the issues raised in the petition. We cannot predict the outcome of such a proceeding.

Our stations may experience interference from the operations of unlicensed devices.

        The FCC has authorized unlicensed devices to operate in unused portions of the television spectrum bands (the "white spaces"). The FCC issued an order adopting rules concerning white space device operations in 2008. That order was the subject of court appeals, which remain pending, and petitions for reconsideration at the FCC. The FCC resolved the petitions for reconsideration in an order issued in 2010. That 2010 order is now itself the subject of several petitions for reconsideration. Although the rules and procedures established by the FCC are designed to minimize the risk of interference to television stations' operations, it is possible that our stations will experience interference once white space devices are permitted to commence operations in the television spectrum bands.

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

        The FCC regulates our business, just as it does all other companies in the broadcasting industry. We must ask the FCC's approval whenever we need a new license, seek to renew, assign or modify a license, purchase a new station, sell an existing station or transfer the control of one of our subsidiaries that holds a license. Our FCC licenses, those of the stations that we service via SSAs and/or JSAs, and those of the stations we program pursuant to LMAs are critical to our operations; we cannot operate without them. We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions in a timely manner, if at all. If licenses are not renewed or acquisitions approved, we may lose revenue that we otherwise could have earned.

        In addition, Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters (including retransmission consent, spectrum allocation, media ownership and technological changes) that could, directly or indirectly, materially and adversely affect the operation and ownership of our broadcast properties. (See "Federal Regulation of Television Broadcasting" in Item 1. Business).

Changes in FCC ownership rules through FCC action, judicial review or federal legislation may limit our ability to continue providing services to stations under LMAs, SSAs or similar agreements, may prevent us from obtaining ownership of the stations we currently provide services to under LMAs, SSAs or similar agreements, may require us to amend or terminate certain agreements and/or may preclude us from obtaining the full economic value of one or more of our duopoly, or two-station operations upon a sale, merger or other similar transaction transferring ownership of such station or stations.

        FCC ownership rules currently impose significant limitations on the ability of broadcast licensees to have attributable interests in multiple media properties. In addition, federal law prohibits one company from owning broadcast television stations that collectively have service areas encompassing more than an aggregate 39% share of national television households. Ownership restrictions under FCC rules also include a variety of local limits on media ownership. The restrictions include an ownership limit of one television station in most medium and smaller television markets and two stations in most larger markets, known as the television duopoly rule. The regulations also include limits on the common ownership of a newspaper and television station in the same market (newspaper-television cross-ownership), limits on common ownership of radio and television stations in the same market (radio-television station ownership) and limits on radio ownership of four to eight radio stations in a local market.

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

        Should the television duopoly rule be relaxed, we may be able to acquire the ownership of one or more of the stations in Austin, Texas and Providence, Rhode Island for which we currently provide programming, sales and/or other related services under LMAs or other similar agreements, as the case may be, and for which we have purchase option agreements to purchase these stations. Under the existing television duopoly rules, we have exercised our option to acquire WCWF-TV in Green Bay-Appleton, Wisconsin (subject to FCC approval) and certain assets of WBDT-TV in Dayton, Ohio. We currently service these stations under SSAs. These transactions have been challenged and are subject to the FCC's approval and certain other terms and conditions.

        Should we be unable to acquire the ownership of the stations currently serviced by LMAs, SSAs or similar agreements, there is no assurance that the grandfathering of our LMAs, SSAs or other similar agreements will be permitted beyond conclusion of the FCC's current review of the ownership rules. It is possible that an adverse decision from the FCC on the pending applications concerning the stations in the Green Bay-Appleton, Wisconsin and Dayton, Ohio markets, and/or changes to the applicable ownership rules, would require us to amend or terminate certain of our agreements.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We maintain our corporate headquarters in Providence, RI under an operating lease that expires on March 31, 2015.

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

Item 3.    Legal Proceedings

        We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters. Although the outcome of these and other legal proceedings cannot be predicted, we believe that their ultimate resolution will not have a material adverse effect on us.

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our class A common stock is listed on the NYSE under the symbol "TVL". There is no established trading market for our class B common stock or our class C common stock.

        The following table sets forth the high and low sales prices for our class A common stock for the periods indicated, as reported by the NYSE:

	High	Low
2009
1st Quarter	$1.96	$0.45
2nd Quarter	3.55	1.11
3rd Quarter	6.25	1.21
4th Quarter	5.47	2.33
2010
1st Quarter	$7.13	$4.30
2nd Quarter	8.22	5.35
3rd Quarter	6.07	3.89
4th Quarter	5.60	4.00

        We have never declared or paid any cash dividends on our class A common stock and the terms of our indebtedness limit the payment of such dividends. We do not anticipate paying dividends in the foreseeable future.

        As of December 31, 2010, there were approximately 33 stockholders of record of our class A common stock, 20 stockholders of record of our class B common stock and two stockholders of record of our class C common stock.

        The common stock of our wholly-owned subsidiary, LIN Television Corporation, all of which is held directly by us, has not been registered under the Exchange Act and is not listed on any national securities exchange.

Comparative stock performance graph

        The following graph compares the cumulative total return performance of our class A common stock for five years ending December 31, 2010 versus the performance of: i) the NYSE Composite Index; and ii) a peer index consisting of the following broadcast television companies: Gray Communications Systems, Inc.; Sinclair Broadcasting Group, Inc.; Belo Corporation; Nexstar Broadcasting Group, Inc.; and Meredith Corporation (the "Television Index"). The graph assumes the investment of $100 in our class A common stock and in each of the indices on December 31, 2005. The performance shown is not necessarily indicative of future performance.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
LIN TV Corp. (TVL)	$100.00	$89.32	$109.25	$9.78	$40.04	$47.58
NYSE Composite Index	100.00	$117.86	$125.62	$74.25	$92.66	$102.71
Television Index	100.00	$107.52	$107.50	$31.03	$60.34	$77.90

Item 6.    Selected Financial Data

        Set forth below is our selected consolidated financial data for each of the five years in the period ended December 31, 2010. The selected financial data as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 is derived from audited consolidated financial statements that appear elsewhere in this report. The selected financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and the notes thereto. The historical results presented are not necessarily indicative of future results. All financial information shown reflect the operations of our Puerto Rico stations and the Banks Broadcasting joint venture as discontinued for all periods presented. Our Banks Broadcasting joint venture station and Puerto Rico stations were sold in 2009 and 2007, respectively.

        The selected consolidated financial data of LIN Television Corporation is identical to LIN TV Corp. with the exception of basic and diluted loss per common share, which is not presented for LIN Television Corporation.

	Year Ended December 31,
	2010	2009(1)	2008(1)	2007	2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$420,047	$339,474	$399,814	$395,910	$420,468
Impairment of goodwill, broadcast licenses and broadcast equipment(2)	$—	$39,894	$1,033,645	$—	$318,071
Operating income (loss)	$112,337	$22,113	$(956,828)	$110,357	$(235,799)
Loss (gain) on extinguishment of debt(3)	$2,749	$(50,149)	$(8,822)	$855	$—
Income (loss) from continuing operations	$36,498	$9,559	$(834,794)	$28,543	$(228,355)
(Loss) income from discontinued operations	$—	$(446)	$23	$2,973	$(6,145)
Gain from the sale of discontinued operations	$—	$—	$—	$22,166	$—
Net income (loss)	$36,498	$9,113	$(834,771)	$53,682	$(234,500)
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.68	$0.19	$(16.41)	$0.57	$(4.65)
(Loss) income from discontinued operations, net of tax	—	(0.01)	—	0.06	(0.13)
Gain from the sale of discontinued operations, net of tax	—	—	—	0.44	—

Net income (loss)	$0.68	$0.18	$(16.41)	$1.07	$(4.78)

Weighted-average basic shares outstanding	53,978	51,464	50,865	50,468	49,012
Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.66	$0.19	$(16.41)	$0.56	$(4.65)
(Loss) income from discontinued operations, net of tax	—	(0.01)	—	0.05	(0.13)
Gain from the sale of discontinued operations, net of tax	—	—	—	0.40	—

Net income (loss)	$0.66	$0.18	$(16.41)	$1.01	$(4.78)

Weighted-average diluted shares outstanding	55,489	51,499	50,865	55,370	49,012
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$11,648	$11,105	$20,106	$40,031	$6,085
Intangible assets, net	$514,539	$516,136	$547,301	$1,556,708	$1,574,125
Total assets	$790,469	$790,503	$852,594	$1,981,968	$2,125,846
Total debt	$623,260	$682,954	$743,353	$832,776	$946,798
Total stockholders' (deficit) equity	$(131,432)	$(173,561)	$(193,688)	$656,098	$588,721
Other Data:
Distributions from equity investments	$—	$—	$2,649	$3,113	$4,890
Program payments	$26,915	$25,005	$26,854	$27,604	$25,784

(1)
Refer to Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" to our consolidated financial statements for a description of the revision to the consolidated financial statements for the years ended December 31, 2008 and December 31, 2009.

(2)
During the years ended December 31, 2009 and 2008, we recorded impairment charges to our broadcast licenses and goodwill, including broadcast equipment in 2008, as more fully described in Note 6—"Intangible Assets" to our consolidated financial statements. We also recorded impairment charges of $318.1 during the year ended December 31, 2006 as a result of our annual test for impairment of our broadcast licenses and goodwill.

(3)
During the years ended December 31, 2010, 2009 and 2008, we recorded a gain on extinguishment of debt, as more fully described in Note 7—"Long-term Debt" to our consolidated financial statements. We also recorded a loss on extinguishment of debt of $0.9 million in 2007 related to the repayment of $120.1 million of our term loans.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The remaining assets and liabilities of the Banks Broadcasting joint venture were sold in 2009. Accordingly, our consolidated financial statements reflect the operations, assets and liabilities of the Banks Broadcasting joint venture station as discontinued for all periods presented.

Executive Summary

        We own, operate or service 32 broadcast television stations and interactive television station and niche web sites in 17 mid-sized markets. Our operating revenues are derived primarily from the sale of advertising time to local, national and political advertisers and, to a lesser extent, from digital revenues, network compensation, barter and other revenues. During 2010, economic conditions improved compared to 2009, which resulted in increased advertising in our markets. We recorded net income of $36.5 million and $9.1 million for the years ended December 31, 2010 and 2009, respectively, compared to net loss of $834.8 million for the year ended December 31, 2008.

        Our operating highlights for 2010 include the following:

  •
  Total revenues increased $80.6 million primarily due to economic recovery during 2010 compared to the prior year. Political revenues increased $36.2 million in 2010 compared to the prior year as a result of the Congressional, state and local elections that take place in even numbered years as well as growth in issue advertising compared to the prior year. Additionally, digital revenues increased $18.0 million, or 42%, compared to the prior year. Total revenues also included advertising revenue from the 2010 Olympic Winter Games. Twelve out of fifteen of our top advertising categories for local and national advertising sales increased for 2010 compared to 2009.

  •
  Operating expenses decreased approximately $9.7 million compared to 2009 primarily due to an impairment charge of $39.9 million recorded during 2009 that did not recur during 2010. This decrease was partially offset by higher direct operating, selling, general and administrative and corporate expenses associated with RMM, our online advertising and media services business that was acquired in October 2009, and increases in variable direct costs attributable to the growth in revenue compared to 2009.

  •
  During the year ended December 31, 2010, we completed an offering of our 8 3/8% Senior Notes ("Senior Notes") in an aggregate principal amount of $200.0 million. Proceeds from the issuance of the Senior Notes were used to repay $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of our senior secured credit facility. The repayment of principal on our revolving credit facility resulted in a reduction of our revolving credit commitments, from $225.0 million to $76.1 million.

  •
  During the year ended December 31, 2010, pursuant to the shortfall funding agreements with NBCUniversal, we made shortfall loans in the aggregate principal amount of $4.1 million to our joint venture with NBCUniversal. We have a remaining shortfall funding accrual of $1.9 million as of December 31, 2010, which we expect to fund during 2011.

  •
  On May 28, 2010, we entered into a shared services arrangement and related agreements with ACME Communications, Inc. ("ACME") with respect to ACME's television stations KWBQ-TV, KRWB-TV, and KASY-TV in the Albuquerque-Santa Fe, NM market; WBDT-TV in the Dayton, OH market; and WCWF-TV (f/k/a WIWB-TV) in the Green-Bay-Appleton, WI market. Concurrent with the execution of these agreements, we entered into an option agreement, giving us the right to acquire any or all of the stations covered under the shared services and related agreements. On August 26, 2010, we exercised our option to acquire WCWF-TV and certain assets of WBDT-TV, for consideration of approximately $10.6 million. Completion of these transactions is subject to regulatory approvals and certain other terms and conditions. Although we expect these transactions to close during 2011, please see "Federal Regulation of Television Broadcasting—Local Television Ownership" included in Item 1.—"Business" for a discussion of a third-party challenge to certain pending applications at the FCC concerning these agreements.

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

        For additional information about these and other accounting policies, see Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" to our consolidated financial statements included elsewhere in this report. We have discussed each of these critical accounting policies and related estimates with the Audit Committee of our Board of Directors.

Valuation of long-lived assets and intangible assets

        Approximately $509.1 million, or 64%, of our total assets as of December 31, 2010 consisted of indefinite-lived intangible assets. Intangible assets principally include broadcast licenses and goodwill. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

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

        We test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the station and prevailing rates in the markets for broadcasters. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing a hypothetical purchase price allocation, using the station's fair value (as determined in the first step described above) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recognized in an amount equal to that excess, but not more than the carrying value of the goodwill. An impairment assessment could be triggered by a significant reduction, or a forecast of such reductions, in operating results or cash flows at one or more of our television stations, a significant adverse change in the national or local advertising marketplaces in which our television stations operate, or by adverse changes to FCC ownership rules, among other factors.

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

        We based the valuation of broadcast licenses on the following average industry-based assumptions:

	December 31, 2010	December 31, 2009	June 30, 2009	December 31, 2008
Market revenue growth	0.9%	2.2%	0.2%	1.0%
Operating cash flow margins	30.5%	30.5%	30.5%	26.6%
Discount rate	10.5%	11.0%	12.0%	11.0%
Tax rate	38.3%	38.3%	38.3%	38.3%
Long-term growth rate	1.8%	1.8%	1.8%	1.8%

        As of December 31, 2010, if we were to decrease the market revenue growth rate by 1%, it would result in an impairment of $3.0 million; a 2% decrease in the market revenue growth rate would result in an impairment of $17.0 million. A 5% decrease in operating profit margins would result in an impairment charge of $15.0 million, while a 10% decrease in operating profit margins would result in an impairment charge of $130.0 million. An increase of 1% in the discount rate would result in an impairment charge of $3.0 million, and a 2% increase in the discount rate would result in an impairment charge of $18.0 million.

        The valuation of goodwill is based on the following assumptions, which take into account our internal projections and industry assumptions related to market revenue growth, operating cash flows and prevailing discount rates:

	December 31, 2010	December 31, 2009	June 30, 2009	December 31, 2008
Market revenue growth	1.0%	2.5%	0.5%	1.0%
Operating cash flow margins	39.9%	34.4%	36.4%	34.0%
Discount rate	12.0%	12.5%	15.0%	14.5%
Tax rate	38.4%	38.4%	38.2%	38.2%
Long-term growth rate	1.9%	1.8%	1.9%	1.9%

        As of December 31, 2010, if we were to decrease the market revenue growth by 1% and by 2% of the projected growth rate, the enterprise value of our stations with goodwill would decrease by $60.0 million and $109.0 million, respectively. If we were to decrease the operating profit margins by 5% and 10% from the projected operating profit margins, the enterprise value of our stations with goodwill would decrease by $96.0 million and $190.0 million, respectively. If we were to increase the discount rate used in the valuation calculation by 1% and 2%, the enterprise value of our stations with goodwill would decrease by $69.0 million and $126.0 million, respectively.

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

  •
  the audience acceptance of the local news programming and community involvement of the local television station. The local television station's news programming that attracts the largest audience in a market generally will provide a larger audience for its network programming; and

  •
  the quality of the other non-network programming carried by the television station. A local television station's syndicated programming that attracts the largest audience in a market generally will provide larger audience lead-ins to its network programming.

        A local television station can be the top-rated station in a market, regardless of the national ranking of its affiliated network, depending on the factors or attributes listed above. ABC, CBS, FOX and NBC, each have affiliations with local television stations that have the largest primetime audience in the local market in which the station operates regardless of the network's primetime rating.

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

Revenue recognition

        We recognize advertising and other program-related revenue during the period in which advertising or programs are aired on our television stations or carried by our web sites or the web sites of our advertiser network. We recognize retransmission consent fees in the period in which our service is delivered.

Stock-based compensation

        We estimate the fair value of stock option awards using a Black-Scholes valuation model. The Black-Scholes model requires us to make assumptions and judgments about the variables to be assumed in the calculation, including the option's expected life, the price volatility of the underlying stock and the number of stock option awards that are expected to be forfeited. The expected life represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Expected volatility is based on historical trends for our class A common stock over the expected term, and prior to 2010, we used the historical trends of our class A common stock over the expected term, as well as a comparison to peer companies. Expected forfeitures are estimated using our historical experience. If future changes in estimates differ significantly from our current estimates, our future stock-based compensation expense and results of operations could be materially impacted.

Retirement plan

        We have historically provided a defined benefit retirement plan to our employees who did not receive matching contributions from our Company to their 401(k) Plan accounts. Our pension benefit obligations and related costs are calculated using actuarial concepts. Our defined benefit plan is a non-contributory plan under which we made contributions either to: a) traditional plan participants based on periodic actuarial valuations, which are expensed over the expected average remaining service lives of current employees; or b) cash balance plan participants based on 5% of each participant's eligible compensation. Effective April 1, 2009, this plan was frozen and we do not expect to make additional benefit accruals to this plan, however we will continue to fund our existing vested obligations.

        We contributed $5.4 million, $0.6 million and $3.0 million to our pension plan during the years ended December 31, 2010, 2009 and 2008, respectively. We anticipate contributing approximately $5.4 million to our pension plan in 2011.

Pension plan assumptions:

        Weighted-average assumptions used to estimate our pension benefit obligations and to determine our net periodic pension benefit cost are as follows:

	Year Ended December 31,
	2010	2009	2008
Discount rate used to estimate our pension benefit obligation	5.25%	5.75%	6.00%
Discount rate used to determine net periodic pension benefit	5.75%	6.00% - 7.25%	6.25%
Rate of compensation increase	N/A	4.50%	4.50%
Expected long-term rate-of-return on plan assets	8.00%	8.25%	8.25%

        We used the Citigroup Pension Discount Curve to aid in the selection of our discount rate, which we believe reflects the weighted rate of a theoretical high quality bond portfolio consistent with the duration of the cash flows related to our pension liability.

        We considered the current levels of expected returns on a risk-free investment, the historical levels of risk premium associated with each of our pension asset classes, the expected future returns for each of our pension asset classes and then weighted each asset class based on our pension plan asset allocation to derive an expected long-term return on pension plan assets. During the year ended December 31, 2010, our actual rate of return on plan assets was 12.3%.

        As a result of the plan freeze during 2009, we have no further service cost or amortization of prior service cost related to the plan. In addition, because the plan is now frozen and participants became inactive during 2009, the net losses related to the plan included in accumulated other comprehensive income will now be amortized over the average remaining life expectancy of the inactive participants instead of the average remaining service period. For these reasons, we expect to record a pension benefit of approximately $32 thousand in 2011. For every 2.5% change in the actual return compared to the expected long-term return on pension plan assets and for every 0.25% change in the actual discount rate compared to the discount rate assumption for 2011, our 2011 pension expense would change by less than $0.1 million.

        Our investment objective is to achieve a consistent total rate-of-return that will equal or exceed our actuarial assumptions and to equal or exceed the benchmarks that we use for each of our pension plan asset class. The following asset allocation is designed to create a diversified portfolio of pension plan assets that is consistent with our target asset allocation and risk policy:

	Target Allocation	Percentage of Plan Assets at December 31,
Asset Category	2010	2010	2009
Equity securities	60%	63%	63%
Debt securities	40%	37%	37%

	100%	100%	100%

Recently issued accounting pronouncements

        In December 2010, there were amendments to the goodwill impairment test for reporting units with zero or negative carrying amounts. These amendments modify step one of the goodwill impairment test, requiring units with zero or negative carrying amounts to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We adopted this guidance effective January 1, 2011, and do not expect the adoption to have an impact on our interim or annual impairment tests of goodwill.

        In October 2009, there were revisions to the accounting standard for revenue arrangements with multiple deliverables. The revisions address how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The revisions are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this guidance effective January 1, 2011, and the adoption did not have a material impact on our financial position or results of operations.

Results of Operations

        Set forth below are the key operating areas that contributed to our results for the years ended December 31, 2010, 2009 and 2008. Our consolidated financial statements reflect the operations of the Banks Broadcasting joint venture station as discontinued for all periods presented. As a result, reported financial results may not be comparable to certain historical financial information. Prior year performance may not be indicative of future financial performance.

        Our results of operations are as follows (in thousands):

	Year Ended December 31,
	2010	2010 vs 2009	2009	2009 vs 2008	2008(A)
Local time sales	$231,476	8%	$214,472	(13)%	$246,144
National time sales	120,020	18%	101,616	(17)%	122,462
Political time sales	49,384	274%	13,205	(72)%	47,034
Digital revenues	60,938	42%	42,952	48%	29,074
Other revenues	14,138	12%	12,621	0%	12,575
Agency commissions	(55,909)	23%	(45,392)	(21)%	(57,475)

Net revenues	420,047	24%	339,474	(15)%	399,814
Operating costs and expenses:
Direct operating	123,336	14%	108,419	(8)%	118,483
Selling, general and administrative	106,959	6%	101,115	(12)%	115,287
Amortization of program rights	23,793	(3)%	24,631	3%	23,946
Corporate	23,984	33%	18,090	(11)%	20,340
Depreciation	28,129	(7)%	30,365	2%	29,713
Amortization of intangible assets	1,597	146%	649	146%	264
Impairment of goodwill, broadcast licenses and broadcast equipment	—	(100)%	39,894	(96)%	1,033,645
Restructuring charge	3,136	530%	498	(96)%	12,902
(Gain) loss from asset dispositions	(3,224)	(49)%	(6,300)	406%	2,062

Total operating costs	(307,710)	(3)%	(317,361)	(77)%	(1,356,642)

Operating income (loss)	$112,337	408%	$22,113	102%	$(956,828)

(A)
Refer to Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" to our consolidated financial statements for a description of the revision to the consolidated statement of operations for the year ended December 31, 2008.

Three-Year Comparison

        Net revenues consist primarily of national, local and political advertising revenues, net of sales adjustments and agency commissions. Additional, but less significant amounts, are generated from Internet revenues, retransmission consent fees, barter revenues, network compensation, production revenues, tower rental income and station copyright royalties.

        Net revenues during the year ended December 31, 2010 increased by $80.6 million when compared with the prior year. The increase was primarily due to: i) an increase in political advertising sales of $36.2 million; ii) an increase in national advertising sales of $18.4 million; iii) an increase in digital revenues of $18.0 million; iv) an increase in local advertising sales of $17.0 million; and v) an increase in other revenues of $1.5 million. These increases were partially offset by an increase in agency commissions of $10.5 million.

        The increase in local and national advertising sales during 2010 is primarily due to economic recovery compared to the prior year, which resulted in increased advertising spending in our markets. The automotive category, which represented 23% of our local and national advertising sales for 2010, increased by 34% compared to 2009, when the automotive category represented 19% of our local and national advertising sales. The increase in political revenues during the year ended December 31, 2010, compared to the prior year, is primarily the result of Congressional, state and local elections which take place in even numbered years as well as growth in issue advertising compared to the same period in 2009.

        The increase in digital revenues for the year ended December 31, 2010, compared to the prior year, is due to incremental revenues from the acquisition of RMM in October 2009, growth in Internet advertising revenues resulting from increased traffic to our web sites, and growth in retransmission consent revenues as a result of contractual rate increases in per subscriber fees and an increase in subscriber levels compared to 2009.

        Net revenues during the year ended December 31, 2009 decreased by $60.3 million when compared with the prior year. The decrease was primarily due to: i) a decrease in political advertising sales of $33.8 million; ii) a decrease in local advertising sales of $31.7 million; and iii) a decrease in national advertising sales of $20.8 million. These decreases were partially offset by: i) an increase in digital revenue of $13.9 million; and ii) a decrease in agency commissions of $12.1 million.

        The decrease in local and national advertising sales during 2009 is primarily due to the economic downturn that broadly impacted demand for advertising. The decrease in political advertising sales during the year ended December 31, 2009, compared to the prior year, is a result of the Presidential, Congressional, state and local elections in 2008 that did not recur in 2009.

        The increase in digital revenues for the year ended December 31, 2009, compared to the prior year, is primarily due to new retransmission consent agreements reached with cable operators during the second half of 2008, and an increase in Internet revenues. The increase in Internet revenues is a result of new sales initiatives, increased traffic to our web sites and incremental revenue from the acquisition of RMM in October 2009.

        Direct operating expenses (excluding depreciation and amortization of intangible assets), which consist primarily of news, engineering and programming expenses, increased $14.9 million, or 14%, for the year ended December 31, 2010, compared to the prior year. The increase is primarily attributable to higher direct operating expenses associated with RMM and increases in variable direct costs attributable to the growth in revenue compared to the prior year.

        Direct operating expenses decreased $10.1 million, or 8%, for the year ended December 31, 2009, compared to the prior year. The decrease is primarily attributable to lower employee costs as a result of workforce reductions completed during the fourth quarter of 2008 and the second quarter of 2009.

        Selling, general and administrative expenses consist primarily of employee salaries, sales commissions, employee benefit costs, advertising, promotional expenses and research, and these costs increased $5.8 million, or 6%, for the year ended December 31, 2010, compared to the prior year. The increase is primarily due to higher variable costs attributable to the growth in revenue compared to the prior year and higher employee benefits expense primarily associated with the reinstatement of contributions to the Company's 401(k) Plan starting in 2010.

        Selling, general and administrative expenses decreased $14.2 million, or 12%, for the year ended December 31, 2009, compared to the prior year. This decrease is also primarily attributable to lower employee costs as a result of workforce reductions completed during the fourth quarter of 2008 and the second quarter of 2009.

        Selling expenses as a percentage of net revenues were 7.4% for the year ended December 31, 2010 and 7.8% in each of the years ended December 31, 2009 and 2008.

        Amortization of program rights represents the recognition of expense associated with syndicated programming, features and specials, and these costs decreased $0.8 million, or 3%, for the year ended December 31, 2010 and increased $0.7 million, or 3%, for the year ended December 31, 2009, compared to their respective prior years.

        Corporate expenses represent corporate executive management, accounting, legal and other costs associated with the centralized management of our stations, and these costs increased $5.9 million, or 33%, for the year ended December 31, 2010, compared to the prior year. The increase is primarily due to increases in performance bonuses and stock-based compensation.

        Corporate expenses decreased $2.3 million, or 11%, for the year ended December 31, 2009, compared to the prior year. The decrease is primarily due to lower professional and legal fees.

        Depreciation expense decreased $2.2 million, or 7%, for the year ended December 31, 2010 and increased $0.7 million, or 2%, for the year ended December 31, 2009, compared to their respective prior years. The decrease during 2010 is due to assets that have been fully depreciated compared to the prior year and increased depreciation expense during 2009 as a result of the accelerated depreciation of remaining analog equipment due to the digital transition.

        Amortization of intangible assets increased $0.9 million, or 146%, and $0.4 million, or 146%, for the years ended December 31, 2010 and 2009, compared to their respective prior years. The increase during both 2010 and 2009 is a result of the amortization of the intangible assets acquired in the RMM acquisition.

        Impairment of goodwill, broadcast licenses and broadcast equipment reflects non-cash impairment charges recorded during the years ended December 31, 2009 and 2008 of approximately $39.9 million and $1.0 billion, respectively. The 2009 charge includes an impairment to the carrying values of our broadcast licenses of $37.2 million and an impairment to the carrying values of our goodwill of $2.7 million. The 2008 charge includes $8.7 million for obsolete broadcast equipment identified during the year as a result of the transition to digital television, as well as $599.6 million related to broadcast licenses and $425.3 million related to goodwill. No impairments were recorded for the year ended December 31, 2010.

        Restructuring charges of $3.1 million and $0.5 million were recorded during 2010 and 2009, respectively, as a result of the consolidation of certain activities at our stations, which resulted in the termination of 66 and 28 employees, respectively. During 2008, we effected a restructuring that included a workforce reduction of 144 employees and the cancellation of certain syndicated television program and operating contracts. The total charge for this plan was $12.9 million, including $4.3 million for a workforce reduction and $8.6 million for the cancellation of the contracts.

        (Gain) loss from asset dispositions for the year ended December 31, 2010 was $(3.2) million and was primarily attributable to a gain on the exchange of certain equipment with Sprint Nextel of $3.7 million. (Gain) loss from asset dispositions for the year ended December 31, 2009 was $(6.3) million and was primarily attributable to: i) a gain on the exchange of certain equipment with Sprint Nextel of $6.4 million, partially offset by ii) a loss of $0.1 million for the disposal of fixed assets. (Gain) loss from asset dispositions for the year ended December 31, 2008 included: i) $2.0 million net loss for the disposal of fixed assets; and ii) $1.2 million write-off of other assets; partially offset by iii) a gain on the exchange of certain equipment with Sprint Nextel of $0.9 million.

Other Expense (Income)

        Interest expense, net increased $7.2 million, or 16%, for the year ended December 31, 2010, compared to the prior year primarily due to the impact of the issuance of our 8 3/8% Senior Notes during the second quarter of 2010. These increases were partially offset by reductions in interest expense under our senior secured credit facility as a result of reduced balances outstanding under the facility during 2010. Interest expense, net decreased $10.3 million, or 19%, for the year ended December 31, 2009, compared to the prior year due to lower average borrowings outstanding as a result of the purchase of our 2.50% Exchangeable Senior Subordinated Debentures in 2008 and the purchase of a portion of our outstanding 6 1/2% senior subordinated notes in 2008 and 2009.

        The following table summarizes our total interest expense, net (in thousands):

	Year Ended December 31,
	2010	2009	2008
Components of interest expense:
Credit facility	$5,618	$10,008	$11,174
8 3/8% Senior Notes	12,321	—	—
6 1/2% Senior Subordinated Notes	18,655	19,175	25,299
6 1/2% Senior Subordinated Notes—Class B	11,015	11,403	14,756
2.50% Exchangeable Senior Subordinated Debentures	—	—	2,803
Other interest costs	3,916	3,700	603

Total interest expense, net	$51,525	$44,286	$54,635

        Share of loss in equity investments was immaterial for the year ended December 31, 2010, and primarily reflects an impairment charge of $6.0 million for the year ended December 31, 2009, relating to accrued loan obligations to our joint venture with NBCUniversal, pursuant to the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement, as discussed further in Item 1. "Business—Joint Venture with NBCUniversal" and in "Liquidity and Capital Resources". Because of uncertainty surrounding the joint venture's ability to repay any shortfall loans, we concluded the $6.0 million loan was fully impaired during 2009. Additionally, beginning in 2009, we no longer recognized our approximate 20% share of the joint venture's net loss because the investment was fully impaired during the year ended December 31, 2008; accordingly, we suspended recognition of equity method gains and losses.

        Loss (gain) on derivative instruments was a loss of $1.9 million for the year ended December 31, 2010 and a gain of $0.2 million and $0.1 million for the years ended December 31, 2009 and 2008, respectively.

        During 2010 and 2009, our derivative instrument consisted of an interest rate hedge agreement entered into during the second quarter of 2006 ("2006 interest rate hedge") to hedge the variability in cash flows associated with notional amount of the declining balances of our term loans, which effectively converted the floating rate LIBOR-based payments under this portion of the facility to fixed payments.

        We have historically designated the 2006 interest rate hedge as a cash flow hedge, and therefore, changes in the value of this agreement were recorded in other comprehensive loss and released into earnings over the life of the agreement through periodic interest payments, and the ineffective portion of the hedge was recorded in earnings. However, as a result of the April 12, 2010 repayment of $45.9 million of principal on our term loans, as described further in "Liquidity and Capital Resources", the 2006 interest rate hedge ceased to be highly effective in hedging the variable rate cash flows associated with our term loans. Accordingly, the portion of the fair value recognized in accumulated other comprehensive loss, $3.6 million, was recorded as a charge to our consolidated statement of operations during the year ended December 31, 2010. Additionally, because the hedge ceased to be highly effective in hedging the variable rate cash flows, all changes in fair value are now recorded in our consolidated statement of operations. We therefore recorded a total loss on derivative instruments of $1.9 million, including the $3.6 million charge from accumulated other comprehensive income, for the year ended December 31, 2010.

        The gain of $0.2 million and $0.1 million for the year ended December 31, 2009 and 2008, respectively, is due to fluctuations in market interest rates and in 2008, includes a gain of approximately $0.4 million recorded for the remaining fair value of the embedded derivatives associated with our 2.50% Exchangeable Senior Subordinated Debentures that we purchased during 2008.

        Loss (gain) on extinguishment of debt was a loss of $2.7 million for the year ended December 31, 2010 and a gain of $50.1 million and $8.8 million for the years ended December 31, 2009 and 2008, respectively. The change in both the years ended December 31, 2010 and 2009 was primarily due to a gain of $50.1 million recorded in 2009 related to the purchase of our senior subordinated notes as further described in "Description of Indebtedness". Additionally, during the year ended December 31, 2010, we recorded a loss on extinguishment of debt of $2.7 million for the write-off of deferred financing fees as a result of the payment of principal on our revolving credit facility and term loans as further described in "Liquidity and Capital Resources".

        Income taxes reflected a provision for (benefit from) income tax of $20.2 million, $13.8 million, and $(222.2) million for the years ended in December 31, 2010, 2009, and 2008, respectively. In 2008, we recorded an impairment charge of $1.0 billion related to our broadcast licenses and goodwill. Our 2008 impairment charge also includes an $8.7 million charge for the write-off of certain broadcast assets that became obsolete as a result of the DTV transition.

        Our recorded provision for income tax of $20.2 million for the year ended December 31, 2010 represents an effective tax rate of 35.7% compared to a provision for income tax of $13.8 million for the year ended December 31, 2009, which represents an effective tax rate of 59.2%. The decrease in the 2010 effective tax rate is primarily due to the one-time impact of various state law changes that occurred in 2009. The increase in the 2009 effective tax rate, as compared to 2008, is primarily due to the impact of various state law changes that occurred during 2009. Additionally, in 2008, our effective tax rate was impacted by the change in our valuation allowance of $39.0 million. This amount was primarily attributable to our 2000 to 2002 net operating losses that more likely than not will not be utilized because of the expiration of the carryforward statute of limitations period.

Results of Discontinued Operations

        Our consolidated financial statements reflect the operations, assets and liabilities of the Banks Broadcasting joint venture station as discontinued for all periods presented. As a result, (loss) income from discontinued operations was $0, $(446) thousand and $23 thousand for the years ended December 31, 2010, 2009 and 2008, respectively. Gain from the sale of discontinued operations was $11 thousand for the year ended December 31, 2009.

        On April 23, 2009, Banks Broadcasting completed the sale of KNIN-TV, a CW affiliate in Boise, for $6.6 million to Journal Broadcast Corporation. As a result of the sale we received, on the basis of our economic interest in Banks Broadcasting, distributions of $0.4 million and $2.6 million during the years ended December 31, 2010 and 2009, respectively. The operating loss for the year ended December 31, 2009 includes an impairment charge of $1.9 million to reduce the carrying value of broadcast licenses to fair value based on the final sale price of KNIN-TV of $6.6 million. Net loss included within discontinued operations for the year ended December 31, 2009 reflects our 50% share of net losses of Banks Broadcasting, net of taxes, through the April 23, 2009 disposal date. As of December 31, 2010, all of the assets of the Banks Broadcasting joint venture have been liquidated.

        The following table presents summarized information for the operations of the Banks Broadcasting joint venture station that was previously included in our historical operating results (in thousands):

	Year Ended December 31,
	2009	2008
Net revenues	$823	$2,911
Operating (loss) income	$(3,141)	$736
Net (loss) income	$(446)	$23

Liquidity and Capital Resources

        Our liquidity position depends on our ability to generate cash from operations and from borrowings under our senior secured credit facility. During 2010 and over the next twelve months, our liquidity position has been affected by, and will primarily be affected by, among other things, the following:

  •
  Repayment and expiration of our senior secured credit facility.  Following the delivery of our year-end financial statements, our credit agreement requires mandatory prepayments of principal of the term loans, as well as a permanent reduction in revolving credit commitments, based on a computation of excess cash flow for the preceding fiscal year. Pursuant to the computation of excess cash flow for 2010, we also expect to make an estimated $3.5 million mandatory principal payment, and our revolving credit commitments will decrease from $76.1 million to approximately $49.0 million. Further, our senior secured credit facility matures on November 4, 2011, at which time the remaining balance of our term loan must be repaid in full, and our revolving credit facility will expire. While we intend to enter into a new credit facility prior to November 4, 2011, if we are unable to do so, the expiration of our current revolving credit facility will result in a substantial decrease in our available liquidity. Further, current conditions in the capital markets may impact our ability to enter into a new credit facility on terms similar to our existing agreement.

  •
  Economic uncertainty.  Operating cash flow during 2011 will be impacted by the extent to which our local markets and the United States overall experience continued economic recovery during 2011. Local advertising revenues increased 8% for the year ended December 31, 2010 compared to the year ended December 31, 2009, and national advertising revenues increased 18% for the year ended December 31, 2010 compared to the year ended December 31, 2009. Approximately 72% and 81% of our net revenues for the years ended December 31, 2010 and 2009, respectively, were derived from local and national advertising. We anticipate further modest economic recovery during 2011, but there can be no assurance that this will occur.

  •
  The seasonality of the broadcast business.  Because political advertising revenues are greater in even years, we will experience decreased political advertising revenues in 2011. Political advertising revenues were $49.4 million, $13.2 million and $47.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

  •
  Prepayments under our revolving credit facility.  As a result of the increase in operating cash flows during 2010, we made optional prepayments under our revolving credit facility of $55.1 million, net of borrowings, during the twelve months ended December 31, 2010, resulting in an increase in the available capacity of our revolving credit facility from $21.0 million as of December 31, 2009, to $76.1 million as of December 31, 2010.

  •
  Other prepayment and repayment of debt obligations.  As further described below in "Description of Indebtedness", on April 12, 2010 we completed an offering of our 8 3/8% Senior Notes in an aggregate principal amount of $200.0 million, and used the proceeds of such offering to repay amounts outstanding under our senior secured credit facility. In connection with the offering, we made a mandatory prepayment of principal of $148.9 million and $45.9 million on our revolving credit loans and our term loans, plus accrued interest, respectively, which resulted in a reduction of our revolving credit commitments, from $225.0 million to $76.1 million. Further, as a result of the $45.9 million repayment of principal on our term loans, the mandatory annual principal amortization of term loans was reduced from $15.9 million to $3.3 million.

  •
  Employee benefit contributions.  We contributed $5.4 million to our pension plan during 2010 and anticipate contributing $5.4 million to our pension plan during 2011. Effective January 1, 2010, we resumed contributions to the 401(k) Plan, whereby we provide a 3% non-elective contribution to all eligible employees. We contributed approximately $3.5 million during 2010 and expect to contribute approximately $3.7 million to our 401(k) Plan during 2011.

Cash Requirements Related to the NBCUniversal Joint Venture

        Our joint venture with NBCUniversal has been adversely impacted by the economic downturn. The joint venture distributed no cash to NBCUniversal and us during the years ended December 31, 2010 and 2009. Although the joint venture distributed cash to NBCUniversal and us in the amount of $13.0 million for the year ended December 31, 2008, the cash distributions during 2008 included nonrecurring cash proceeds of $12.6 million from the sale of broadcast towers.

        In light of the adverse effect of the economic downturn on the joint venture's operating results, in each of the years 2009 and 2010 respectively, we entered into the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement with NBCUniversal, which provided that: i) we and NBCUniversal waived the requirement that the joint venture maintain debt service reserve cash balances of at least $15 million; ii) the joint venture would use a portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note in 2009 and 2010; iii) NBCUniversal agreed to defer its receipt of 2008, 2009, and 2010 management fees; and iv) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBCUniversal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.

        During the year ended December 31, 2010, pursuant to the shortfall funding agreements with NBCUniversal, we made shortfall loans in the aggregate principal amount of $4.1 million to our joint venture, representing our approximate 20% share in cumulative debt service shortfalls at the joint venture. Concurrent with our funding of the shortfall loans, NBCUniversal funded shortfall loans in the aggregate principal amounts of $15.9 million to the joint venture, in respect of its approximate 80% share in the cumulative debt service shortfalls at the joint venture.

        Because of anticipated future cash shortfalls at the joint venture, on March 14, 2011, we and GE entered into the 2011 Shortfall Funding Agreement covering the period from April 2, 2011 through April 1, 2012. Under the terms of the 2011 Shortfall Funding Agreement, we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2012, we and GE would each provide the joint venture with a shortfall loan. Any shortfall loans funded by us under the 2011 Shortfall Funding Agreement will be calculated on the basis of our percentage of economic interest in the joint venture, and GE's share of shortfall loans will be calculated on the basis of NBCUniversal's percentage of economic interest in the joint venture. GE's obligation to fund shortfall loans under the 2011 Shortfall Funding Agreement is conditioned upon (a) amendment of the joint venture's Credit Agreement with GECC and the LLC Agreement governing the joint venture's operations, to permit the joint venture to obtain shortfall loans from GE, and (b) receipt of the consent of Comcast

Corporation to the terms and conditions on which GE provides its proportionate share of any shortfall; provided that Comcast's consent may not be unreasonably withheld. NBCUniversal has acknowledged and agreed to the terms of the 2011 Shortfall Funding Agreement.

        Under the terms of the joint venture's TV Master Service Agreement with NBCUniversal, management fees incurred by the joint venture to NBCUniversal during the term of the 2011 Shortfall Funding Agreement will continue to accrue, but are not payable if any existing joint venture shortfall loans remain outstanding. Management fees payable in arrears attributable to 2008, 2009, and 2010 are also not payable to NBCUniversal if any existing joint venture shortfall loans remain outstanding.

        We recognize shortfall funding liabilities to the joint venture on our balance sheet when those liabilities become both probable and estimable, which occurs when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur and when we have reached or intend to reach a shortfall funding agreement covering the budgeted or forecasted period. Based on 2011 forecast information provided by joint venture management and our estimate of joint venture cash flows through March 31, 2012, we estimate our share of shortfall funding could be approximately $1.9 million through March 31, 2012. Actual cash shortfalls at the joint venture could vary from our current estimates. Cash shortfalls at the joint venture beyond March 31, 2012 are not currently estimable or probable; therefore, we have not accrued for any potential obligations beyond $1.9 million.

        Our ability to honor our shortfall loan obligations under the Shortfall Funding Agreements is limited by certain covenants contained in our Amended Credit Agreement and the indentures governing our 8 3/8% senior notes and our 6 1/2% senior subordinated notes. Based on the 2011 budget provided by joint venture management, and our forecast of total leverage and consolidated EBITDA during 2011 and 2012, we expect to have the capacity within these restrictions to provide shortfall funding under Shortfall Funding Agreements in proportion to our approximate 20% economic interest in the joint venture through the April 1, 2012 expiration of the 2011 Shortfall Funding Agreement. However, there can be no assurance that we will have the capacity to provide such funding. If we are unable to make payments under the Shortfall Funding Agreements, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default. In addition, if the joint venture experiences further cash shortfalls beyond April 1, 2012, we may decide to fund such cash shortfalls, or to fund such shortfalls through further loans or equity contributions to the joint venture.

        An event of default under the GECC Note will occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due and payable, or to pay the principal amount on the maturity date. If the joint venture fails to pay interest on the GECC Note, and no shortfall loan to fund the interest payment is made within 90 days of the date due and payable, an event of default would occur and GECC could accelerate the maturity of the entire amount due under the GECC Note. Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBCUniversal and us. Upon an event of default under the GECC Note, GECC's only recourse is to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the GECC Note.

        Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined upon occurrence of the following events: i) there is an event of default; ii) the default is not remedied; and iii) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note. Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between i) the total amount at which the joint venture's assets were sold and ii) the principal amount and any unpaid interest due under the GECC Note. As of December 31, 2010, we estimate the fair value of the television stations in the joint venture to be approximately $254.1 million less than the outstanding balance of the GECC note of $815.5 million.

        Although we believe the probability is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note during 2011, there can be no assurances that such an event of default will not occur. There are no financial or similar covenants in the GECC Note. In addition, since both NBCUniversal and LIN Television have agreed to fund interest payments through April 1, 2011, and GE and LIN Television have agreed to fund interest payments from April 2, 2011 through April 1, 2012, if the joint venture is unable to generate sufficient cash to service interest payments on the GECC Note, NBCUniversal or GE, and LIN Television are able to control the occurrence of a default under the GECC Note.

        We believe that our cash flows from current operations, together with cash on hand, and available borrowings will be sufficient to meet our anticipated cash requirements through the November 4, 2011 expiration of our senior secured credit facility. Beyond the expiration of our senior secured credit facility, we believe that our cash flows from operations, and cash on hand, will be sufficient to meet our anticipated cash requirements, without the need for additional borrowings, through at least March 31, 2012. These cash requirements include working capital, capital expenditures, interest payments, scheduled principal payments, our acquisition of WCWF-TV and certain assets of WBDT-TV, and loans to our joint venture with NBCUniversal pursuant to the Shortfall Funding Agreements. Anticipated cash payments for our debt and related interest are described below.

Contractual Obligations

        The following table summarizes our estimated future contractual cash obligations as of December 31, 2010 (in thousands):

	2011	2012-2013	2014-2015	2016 and thereafter	Total
Principal payments and mandatory redemptions on debt(1)	$9,573	$417,199	$—	$200,000	$626,772
Cash interest on debt(2)	45,922	69,817	33,041	37,860	186,640
Program payments(3)	24,918	38,013	8,762	—	71,693
Operating leases(4)	1,021	1,482	591	200	3,294
Operating agreements(5)	15,872	20,662	5,289	—	41,823
Deferred compensation payments(6)	890	52	212	107	1,261

Total	$98,196	$547,225	$47,895	$238,167	$931,483

(1)
We are obligated to make mandatory quarterly principal payments and to use proceeds of asset sales not reinvested to pay-down the term loan under our senior secured credit facility. Additionally, following the issuance of our 2010 financial statements we expect to make an estimated $3.5 million mandatory prepayment of principal on our term loan subject to a computation of excess cash flow as described in "Description of Indebtedness". We are also obligated to repay in full our senior secured credit facility on November 4, 2011, each of our 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B on May 15, 2013 and our 8 3/8% Senior Notes on April 15, 2018. The amount does not include any potential amounts that may be paid related to the GECC Note as described in Item 1A. "Risk Factors—The General Electric Capital Corporation ("GECC") Note could result in significant liabilities, including (i) requiring us to make short-term cash payments to the NBCUniversal joint venture to fund interest payments and (ii) potentially giving rise to the acceleration of our existing indebtedness, which would cause such existing indebtedness to become immediately due and payable".

(2)
We have contractual obligations to pay cash interest on our senior secured credit facility, as well as commitment fees of 0.50% on our revolving credit facility through November 4, 2011, on each of our 6 1/2% Senior Subordinated Notes and our 6 1/2% Senior Subordinated Notes—Class B through May 15, 2013 and on our 8 3/8% Senior Notes through April 15, 2018, as described in "Description of Indebtedness".

(3)
We have entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $10.1 million of program obligations as of December 31, 2010 and have unrecorded commitments of $61.6 million for programming that is not available to air as of December 31, 2010.

(4)
We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(5)
We have entered into a variety of agreements for services used in the operation of our stations including rating services, consulting and research services, news video services, news weather services, marketing services and other contracts under non-cancelable operating agreements.

(6)
Includes scheduled payments to certain employees covered under our deferred compensation plans.

        The above table excludes future payments for our defined benefit retirement plans, deferred taxes and executive compensation, with the exception of scheduled deferred compensation payments detailed above, because their future cash outflows are uncertain. Also excluded from the above table are potential interest shortfall payments to our joint venture with NBCUniversal. For additional information regarding our financial commitments as of December 31, 2010 see Note 7—"Long-term Debt", Note 11—"Retirement Plans" and Note 15—"Commitments and Contingencies" to our consolidated financial statements.

Summary of Cash Flows

        The following table presents summarized cash flow information (in thousands):

	Year Ended December 31,
				2010 vs 2009	2009 vs 2008
	2010	2009	2008
Cash provided by operating activities	$90,230	$27,246	$83,796	$62,984	$(56,550)
Cash used in investing activities	(23,648)	(14,386)	(24,455)	(9,262)	10,069
Cash used in financing activities	(66,039)	(21,861)	(79,266)	(44,178)	57,405

Net increase (decrease) in cash and cash equivalents	$543	$(9,001)	$(19,925)	$9,544	$10,924

        Net cash provided by operating activities increased $63.0 million to $90.2 million for the year ended December 31, 2010, compared to cash provided by operating activities of $27.2 million for the prior year. The increase was primarily due to an increase in net revenues of $80.6 million, offset by increases of $14.9 million in direct operating and $5.8 million in selling, general and administrative expenses in 2010 compared to 2009.

        Net cash provided by operating activities decreased $56.6 million to $27.2 million for the year ended December 31, 2009, compared to cash provided by operating activities of $83.8 million for the prior year. The decrease was primarily due to a decrease in net revenues of $60.3 million, in addition to amounts paid during the year ended December 31, 2009 of $9.5 million related to a restructuring initiated in 2008.

        Net cash used in investing activities increased $9.3 million to $23.6 million for year ended December 31, 2010, compared to cash used in investing activities of $14.4 million for the prior year. The increase is primarily attributable to an increase in capital expenditures of $7.4 million, shortfall loans of $4.1 million to our joint venture with NBCUniversal, payments of $2.2 million related to our 2006 interest rate hedge and $2.0 million paid to acquire a non-controlling investment in an interactive service provider that hosts our web sites during 2010. These increases were offset by $6.0 million paid under our settlement with 54 Broadcasting and $1.2 million paid for our acquisition of RMM during 2009. For further information on the settlement with 54 Broadcasting see Note 20—"Supplemental Disclosure of Cash Flow Information" to our consolidated financial statements.

        Net cash used in investing activities decreased $10.1 million to $14.4 million for year ended December 31, 2009, compared to cash used in investing activities of $24.5 million for the prior year. The decrease is primarily attributable to a reduction in capital expenditures of $18.3 million, plus net proceeds of $2.6 million received from the sale of KNIN-TV included within discontinued operations, both of which were offset by $6.0 million paid under our settlement with 54 Broadcasting, along with $1.2 million of cash paid for our acquisition of RMM, a transfer from cash and cash equivalents to restricted cash of $2.0 million and $2.6 million of dividends received during 2008 related to our joint venture with NBCUniversal, which were not received during 2009.

        Net cash used in financing activities increased $44.2 million to $66.0 million for the year ended December 31, 2010, compared to cash used in financing activities of $21.9 million for the prior year. The increase was primarily due to an increase in net principal payments on long-term debt when compared to the prior period as a result of the payments of principal on our revolving credit facility and term loans as further described in "Description of Indebtedness".

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

Description of Indebtedness

        Debt consisted of the following (in thousands):

	December 31,
	2010	2009
Senior Secured Credit Facility:
Revolving credit loans	$—	$204,000
Term loans	9,573	61,975
8 3/8% Senior Notes due 2018	200,000	—
6 1/2% Senior Subordinated Notes due 2013	275,883	275,883
$141,316 6 1/2% Senior Subordinated Notes due 2013—Class B, net of discount of $3,512 and $4,965 as of December 31, 2010 and 2009, respectively	137,804	136,351
$2,157 LIN-RMM Note, net of discount of $0 and $160 as of December 31, 2010 and 2009, respectively	—	1,997
$1,598 RMM Note, net of premium of $0 and $112 as of December 31, 2010 and 2009, respectively	—	1,710
$1,121 RMM Bank Note, net of discount of $0 and $83 as of December 31, 2010 and 2009, respectively	—	1,038

Total debt	623,260	682,954
Less current portion	9,573	16,372

Total long-term debt	$613,687	$666,582

Senior Secured Credit Facility

        The senior secured credit facility includes aggregate revolving credit commitments of $76.1 million and an outstanding term loan of $9.6 million as of December 31, 2010.

        The senior secured credit facility permits us to prepay loans and to permanently reduce the revolving credit commitments, in whole or in part, at any time. During 2010, in connection with the offering of the Senior Notes we repaid $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of our senior secured credit facility.

        On an annual basis following the delivery of our year-end financial statements, the Amended Credit Agreement governing the senior secured credit facility requires mandatory prepayments of principal of the term loans, as well as a permanent reduction in revolving credit commitments, based on a computation of excess cash flow for the preceding fiscal year, as more fully set forth in the Amended Credit Agreement. Following the issuance of this report, pursuant to the computation of excess cash flow for 2010, we expect to make an estimated $3.5 million mandatory principal payment, and our revolving credit commitments will decrease from $76.1 million to approximately $49.0 million. In addition, the Amended Credit Agreement restricts the use of proceeds from asset sales or from the issuance of debt (with the result that such proceeds, subject to certain exceptions, must be used for mandatory prepayments of principal and permanent reductions in revolving credit commitments), and includes a cash ceiling, which requires that LIN Television utilize unrestricted cash and cash equivalent balances in excess of $12.5 million to prepay principal amounts outstanding, but not permanently reduce capacity, under our revolving credit facility.

        Borrowings under our senior secured credit facility bear an interest rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 1/2 of 1 percent, or (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin rate of 3.750% or 2.750% for LIBOR based loans and ABR rate loans, respectively. Lastly, the unused portion of the revolving credit facility is subject to a commitment fee of 0.50% depending on our consolidated leverage ratio.

        Our revolving credit facility may be used for working capital and general corporate purposes.

        The following table summarizes certain key terms of our senior secured credit facility (in thousands):

	Credit Facility
	Revolving Facility	Term Loans
Final maturity date	11/4/2011	11/4/2011
Available balance as of December 31, 2010(1)	$76,100	$—
Average rates as of December 31, 2010:
Interest rate(2)	—	0.31%
Applicable margin(3)	—	3.75%

Total	—	4.06%

(1)
Following the issuance of this report, the available capacity of the revolving credit facility will be reduced to approximately $49.0 million.

(2)
Weighted-average rate for loans outstanding as of December 31, 2010.

(3)
The outstanding loans as of December 31, 2010 include LIBOR based loans, which have an applicable margin of 3.75%.

        The senior secured credit facility also contains provisions that prohibit any modification of the indentures governing our senior subordinated notes in any manner adverse to the lenders and that limits our ability to refinance or otherwise prepay our senior subordinated notes without the consent of such lenders.

8 3/8% Senior Notes

8 3/8% Senior Notes
Final maturity date	4/15/2018
Annual interest rate	8.375%
Payable semi-annually in arrears	April 15th October 15th

        The Senior Notes are unsecured and rank subordinated to senior secured indebtedness, including our senior secured credit facility, equally in right of payment with all senior unsecured indebtedness and senior to all subordinated indebtedness, including our 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B.

        The indentures governing the Senior Notes contain covenants limiting our ability and the ability of our restricted subsidiaries to, among other things, incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; create certain liens; merge, consolidate or sell substantially all of our assets; and enter into certain transactions with affiliates. These covenants are subject to certain exceptions and qualifications. The indentures also have change of control provisions which may require our Company to purchase the Senior Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest. Additionally, if we sell assets under certain circumstances, we will be required to make an offer to purchase the Senior Notes at their face amount, plus accrued and unpaid interest, if any, to the purchase date.

6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B

	6 1/2% Senior Subordinated Notes	6 1/2% Senior Subordinated Notes—Class B
Final maturity date	5/15/2013	5/15/2013
Annual interest rate	6.5%	6.5%
Payable semi-annually in arrears	May 15th November 15th	May 15th November 15th

        The 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B are unsecured and are subordinated in right of payment to all senior indebtedness, including our senior secured credit facility and our 8 3/8% Senior Notes.

        The indentures governing the 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also have change of control provisions which may require our Company to purchase all or a portion of each of the 6 1/2% Senior Subordinated Notes and the 6 1/2% Senior Subordinated Notes—Class B at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest. The 6 1/2% Senior Subordinated Notes and the 6 1/2% Senior Subordinated Notes—Class B have certain limitations and financial penalties for early redemption of the notes.

        During 2008, we commenced a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to purchase a portion of our 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B at market prices using available balances under our revolving credit facility and available cash balances. During the years ended December 31, 2009 and 2008, we purchased a total principal amount of $79.7 million and $19.4 million, respectively, of our 6 1/2% Senior Subordinated Notes and $42.0 million and $6.7 million, respectively, of our 6 1/2% Senior Subordinated Notes—Class B under this plan. The total purchase price for the transactions during the years ended December 31, 2009 and 2008 was $68.4 million and $12.3 million, respectively, resulting in a gain on extinguishment of debt of $50.1 million and $13.8 million, respectively. Additionally, we recorded a charge for the write-off of deferred financing fees and discount related to the notes during the years ended December 31, 2009 and 2008 of $3.2 million and $0.5 million, respectively.

RMM Notes

        In connection with the acquisition of RMM as further described in Note 2—"Acquisitions" to our consolidated financial statements, LIN Television issued a $2.0 million unsecured promissory note to McCombs Family Partners, Ltd. (the "LIN-RMM Note") and a subsidiary of LIN Television also assumed $1.7 million of RMM's existing secured indebtedness to McCombs Family Partners, Ltd. (the "RMM Note") and a $1.0 million unsecured promissory note to a financial institution (the "RMM Bank Note"). During 2010, we paid each of these notes in full.

        The following table summarizes the material terms of each of these notes:

	LIN-RMM Note	RMM Note	RMM Bank Note
Final maturity date(1)	1/1/2011	1/1/2012	1/1/2011
Effective interest rate	9.7%	4.0%	9.9%
Payment frequency	Due at maturity	Monthly	Quarterly

(1)
These notes were paid in full as of December 31, 2010.

Repayment of Principal

        The following table summarizes future principal repayments on our debt agreements (in thousands):

	Revolving Facility	Term Loans	8 3/8% Senior Notes due 2018	6 1/2% Senior Subordinated Notes	6 1/2% Senior Subordinated Notes—Class B	Total
Final maturity date	11/4/2011	11/4/2011	4/15/2018	5/15/2013	5/15/2013
2011	$—	$9,573	$—	$—	$—	$9,573
2012	—	—	—	—	—	—
2013	—	—	—	275,883	141,316	417,199
2014	—	—	—	—	—	—
2015 and thereafter	—	—	200,000	—	—	200,000

Total	$—	$9,573	$200,000	$275,883	$141,316	$626,772

        The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	December 31,
	2010	2009
Carrying amount	$623,260	$682,954
Fair value	$634,245	$616,247

Off Balance Sheet Arrangements

GECC Note

        We have guaranteed the GECC Note, which is an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 2, 2013 and 9% per annum thereafter. The GECC Note was assumed by our joint venture with NBCUniversal in 1998 and in the event of a default and acceleration of the GECC Note, our guarantee would require LIN TV to pay any shortfall should the assets of the joint venture be liquidated and not be sufficient to satisfy the principal amount due under the GECC Note. The GECC Note is not LIN TV's or LIN Television's obligation, nor the obligation of any of our subsidiaries. GECC has recourse only to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interest in the joint venture, to LIN TV pursuant to its guarantee. Acceleration of the GECC Note upon an event of default, and GECC's pursuit of remedies against LIN TV pursuant to the guarantee, could, if they result in material adverse consequences to LIN Television, cause an acceleration of LIN Television's senior secured credit facility and other outstanding indebtedness. For more information about the GECC Note, see the description of the NBCUniversal Joint Venture in Item 1. "Business—Joint Venture with NBCUniversal" and Item 1A. "Risk Factors—The GECC Note could result in significant liabilities, including (i) requiring us to make short term cash payments to the NBCUniversal joint venture to fund interest payments and (ii) potentially giving rise to the acceleration of our existing indebtedness, which could cause such indebtedness to become immediately due and payable", as well as the description of the GECC Note in Note 15—"Commitments and Contingencies" to our consolidated financial statements.

Future Program Rights Agreements

        We record program rights agreements on our balance sheet on the first broadcast date the programs are available for air. As a result, we have commitments for future program rights agreements not recorded on our balance sheet as of December 31, 2010 of $61.6 million, as detailed in Note 15—"Commitments and Contingencies" to our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk related to interest rates on our senior secured credit facility debt. We use derivative financial instruments to mitigate our exposure to market risks from fluctuations in interest rates. In accordance with our policy, we do not enter into derivative instruments unless there is an underlying exposure, and we do not enter into derivative financial instruments for speculative trading purposes.

Interest Rate Risk

        Our total debt as of December 31, 2010 was $623.3 million, including current portion of $9.6 million, of which the senior notes and senior subordinated notes bear a fixed interest rate and the credit facility bears an interest rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 1/2 of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin rate of 3.750% or 2.750% for LIBOR based loans and ABR rate loans, respectively.

        Accordingly, we are exposed to potential losses related to increases in interest rates. The outstanding balance on our senior secured credit facility was $9.6 million as of December 31, 2010 and consisted entirely of our remaining term loan balance, which is hedged by the interest rate swap agreement as described below. Therefore, a hypothetical 1% increase in the floating rate used as the basis for the interest charged on the senior secured credit facility as of December 31, 2010 would not impact our annualized interest expense assuming a constant balance outstanding of $9.6 million.

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

        We have historically designated the 2006 interest rate hedge as a cash flow hedge. However, as a result of the April 12, 2010 repayment of $45.9 million of principal on our term loans, as described further in the Liquidity and Capital Resources section under Item 7. "Management's Discussion and Analysis", the interest rate hedge ceased to be highly effective in hedging the variable rate cash flows associated with our term loans. Accordingly, the portion of the fair value recognized in accumulated other comprehensive loss, $3.6 million, was recorded as a charge to our consolidated statement of operations for the year ended December 31, 2010. Additionally, because the hedge ceased to be highly effective in hedging the variable rate cash flows, all changes in fair value are now recorded to our consolidated statement of operations. We therefore recorded a loss on derivative instruments of $1.9 million, including the $3.6 million charge from accumulated other comprehensive loss, for the year ended December 31, 2010, respectively.

Item 8.    Financial Statements and Supplementary Data

        See index on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        a)    Evaluation of disclosure controls and procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        b)    Management's Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2010.

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

        c)    Changes in internal controls.    There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

        Information regarding members of our Board of Directors is contained in our Proxy Statement for the 2011 Annual Meeting of the Stockholders under the caption "Directors and Executive Officers" and is incorporated herein by reference. Information regarding our executive officers is contained in our Proxy Statement for the 2011 Annual Meeting of the Stockholders under the caption "Executive Officers" and is incorporated herein by reference. Information regarding Section 16(a) compliance is contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference. Information regarding our Audit Committee and our Audit Committee Financial Expert is contained in our Proxy Statement for the 2011 Annual Meeting of the Stockholders under the caption "Report of the Audit Committee of our Board of Directors" and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item is contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders under the captions "Compensation Discussion and Analysis," "Director Compensation," "Report of the Compensation Committee of our Board of Directors," and "Compensation Committee Interlocks and Insider Participation," which is incorporated by reference in this document.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity compensation plans

        The following table provides information about the securities authorized for issuance under our stock-based compensation plans, including our 1998 Stock Option Plan, Amended and Restated 2002 Stock Plan, and Third Amended and Restated 2002 Non-Employee Director Stock Plan, as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under the stock-based compensation plans(1)
Stock-based compensation plans approved by security holders	3,877,157	$2.68	3,035,528
Stock-based compensation plans not approved by security holders	—	—	—

(1)
Includes 1,216,000 shares available for future issuance under the Amended and Restated 2002 Stock Plan, and excludes 1,553,000 shares under plans in effect prior to 2002 from which we do not intend to re-grant and consider unavailable for future grant, and 1,820,000 shares available for future issuance under the Third Amended and Restated 2002 Non-Employee Director Stock Plan. Both the Amended and Restated 2002 Stock Plan and the Third Amended and Restated 2002 Non-Employee Director Stock Plan, in addition to the future grant of stock options, permit the grant of "stock awards" that may take the form of restricted or unrestricted stock, with or without payment for such stock awards.

Other Information

        All other information required by this item is contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management", which is incorporated by reference in this document.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The response to this item is contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions", which is incorporated by reference in this document.

Item 14.    Principal Accounting Fees and Services

        The response to this item is contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders under the caption "Independent Registered Public Accounting Firm Fees and Other Matters", which is incorporated by reference in this document.

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
3.2
Third Amended and Restated Bylaws of LIN TV Corp. (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
3.3
Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 (File No. 000-25206) and incorporated by reference herein)
3.4
Restated Bylaws of LIN Television Corporation (filed as Exhibit 3.4 to the Registration Statement on Form S-1 of LIN Television Corporation and LIN Holding Corp. (Registration No. 333-54003 and incorporated by reference herein))
4.1
Specimen of stock certificate representing LIN TV Corp. Class A Common stock, par value $.01 per share (filed as Exhibit 4.1 to LIN TV Corp.'s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein)
4.2
Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 6 1/2% Senior Subordinated Notes (filed as Exhibit 4.1 to our Current Report on Form 8-K filed as of May 14, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
4.3
Indenture, dated as of September 29, 2005, among LIN Television Corporation, the guarantors listed therein and The Bank of New York Trust Company, N.A., as Trustee, relating to the 6 1/2% Senior Subordinated Notes due 2013—Class B of LIN Television Corporation (filed as Exhibit 4.1 to our Current Report on Form 8-K filed as of October 5, 2005 (File Nos. 001-31311 and 000- 25206) and incorporated by reference herein)
4.4
Supplemental Indenture, dated as of March 10, 2005, among WAPA America, Inc., WWHO Broadcasting, LLC, LIN Television Corporation and The Bank of New York, as Trustee, for the 6 1/2% Senior Subordinated Notes due 2013 (filed as Exhibit 4.6 to our Quarterly Report on Form 10-Q filed as of November 9, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
4.5
Supplemental Indenture, dated as of March 16, 2006, among LIN of Alabama, LLC, LIN of Colorado, LLC, LIN of New Mexico, LLC, LIN of Wisconsin, LLC, and S&E Network, Inc., LIN Television Corporation and The Bank of New York, as Trustee for the 6 1/2% Senior Subordinated Notes due 2013 (filed as Exhibit 4.8 to our Form 10-K as of March 16, 2006 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
4.6
Indenture, dated April 12, 2010, among LIN Television Corporation, the guarantors named therein and J.P. Morgan Securities Inc. as representative of the initial purchasers of the 8 3/8% Senior Notes due 2018 (filed as Exhibit 4.1 to our Current Report on Form 8-K as of April 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

No.		Description
10.1	*	LIN Television Corporation Retirement Plan, as amended and restated (incorporated herein by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation (Registration No. 33-84718))
10.2	*	LIN Television Corporation 401(k) Plan and Trust (incorporated herein by reference to the Registration Statement on Form S-1 of LIN Broadcasting Corporation (Registration No. 33-84718))
10.3	*
LIN TV Corp. (formerly known as Ranger Equity Holdings Corporation) 1998 Stock Option Plan (filed as Exhibit 10.26 to our Annual Report on Form 10-K of LIN Holdings Corp. and LIN Television Corporation for the fiscal year ended December 31, 1998 (File No. 333-54003-06) and incorporated by reference herein)
10.4	*
LIN TV Corp. Amended and Restated 2002 Stock Plan, effective May 11, 2010 (included as Appendix B to LIN TV Corp.'s definitive proxy statement on Schedule 14A filed with the SEC on April 12, 2010 and incorporated by reference herein)
10.5	*
LIN TV Corp. Amended and Restated 2002 Non-Employee Director Stock Plan, effective May 11, 2010 (included as Appendix A to LIN TV Corp.'s definitive proxy statement on Schedule 14A filed with the SEC on April 12, 2010 and incorporated by reference herein)
10.6	*
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
10.8	*
LIN TV Corp. Employee Stock Purchase Plan, effective July 1, 2010 (included as Appendix C to LIN TV Corp.'s definitive proxy statement on Schedule 14A filed with the SEC on April 12, 2010 and incorporated by reference herein)
10.9	*
LIN Television Corporation Supplemental Income Deferral Plan Effective July 1, 2010 (Filed as Exhibit 10.7 to our Form 10-Q filed as of April 27, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.10	*	Form of Employee Grant Option Agreement (Filed as Exhibit 10.19 to our Form 10-K filed as of March 15, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.11	*	Form of Non-Employee Director Grant Option Agreement (Filed as Exhibit 10.23 to our Form 10-K filed as of March 15, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.12	*
Form of a Non-qualified Stock Option Letter Agreement (filed as Exhibit 10.6 to our Current Report on Form 8-K filed as of July 6, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.13	*	Form of Restricted Stock Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed as of August 16, 2005 (File No. 001-31311) and incorporated by reference herein)
10.14	*
Clarification of the Supplemental Benefit Retirement Plan of LIN Television Corporation and subsidiary companies, dated October 29 2009. (Filed as exhibit 10.7 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

No.		Description
10.15	*	Employment Agreement dated November 1, 2006, and made effective as of July 12, 2006, between LIN Television Corporation and Vincent L. Sadusky (Filed as exhibit 10.1 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.16	*
Employment Agreement dated February 22, 2007, and made effective as of September 6, 2006, between LIN Television Corporation and Scott M. Blumenthal (Filed as exhibit 10.2 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.17	*
Employment Agreement dated February 22, 2007, and made effective as of September 6, 2006, between LIN Television Corporation and Denise M. Parent (Filed as Exhibit 10.4 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.18	*
Employment Agreement between LIN TV Corp., LIN Television Corporation and Richard Schmaeling dated September 30, 2008, effective as of October 6, 2008. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed as of October 3, 2008 (File Nos. 001-31311) and incorporated by reference herein)
10.19	*
Employment Agreement between LIN TV Corp., LIN Television Corporation and Robert Richter dated September 30, 2008 effective as of September 10, 2008. (Filed as Exhibit 10.22 to our Form 10-K for the fiscal year ended December 31, 2008 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.20	*
Employment Agreement between LIN TV Corp., LIN Television Corporation and Nicholas N. Mohamed, dated and effective February 18, 2009. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed as of March 26, 2009 (Files Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.21	*
Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Vincent L. Sadusky. (Filed as Exhibit 10.1 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.22	*
Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Scott M. Blumenthal. (Filed as Exhibit 10.2 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.23	*
Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Denise M. Parent. (Filed as exhibit 10.3 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.24	*
Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Richard Schmaeling. (Filed as Exhibit 10.4 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.25	*
Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Robert Richter. (Filed as Exhibit 10.5 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

No.		Description
10.26	*	Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Nicholas N. Mohamed. (Filed as Exhibit 10.6 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.27	*
Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Vincent L. Sadusky (Filed as Exhibit 10.30 to our Annual Report on Form 10-K filed as of March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.28	*
Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Scott M. Blumenthal (Filed as Exhibit 10.31 to our Annual Report on Form 10-K filed as of March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.29	*
Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Denise M. Parent (Filed as Exhibit 10.32 to our Annual Report on Form 10-K filed as of March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.30	*
Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Richard J. Schmaeling (Filed as Exhibit 10.33 to our Annual Report on Form 10-K filed as of March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.31	*
Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Robert Richter (Filed as Exhibit 10.34 to our Annual Report on Form 10-K filed as of March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.32	*
Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Nicholas N. Mohamed (Filed as Exhibit 10.35 to our Annual Report on Form 10-K filed as of March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.33	*
Third Amendment to Employment Agreement entered into on July 29, 2010, and made effective as of May 11, 2010, between LIN TV Corp., LIN Television Corporation and Vincent L. Sadusky (Filed as Exhibit 10.1 to our Form 10-Q filed as of July 29, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.34	*
Third Amendment to Employment Agreement entered into on July 29, 2010, and made effective as of May 11, 2010, between LIN TV Corp., LIN Television Corporation and Scott M. Blumenthal (Filed as Exhibit 10.2 to our Form 10-Q filed as of July 29, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.35	*
Third Amendment to Employment Agreement entered into on July 29, 2010, and made effective as of May 11, 2010, between LIN TV Corp., LIN Television Corporation and Denise M. Parent (Filed as Exhibit 10.3 to our Form 10-Q filed as of July 29, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.36	*
Third Amendment to Employment Agreement entered into on July 29, 2010, and made effective as of May 11, 2010, between LIN TV Corp., LIN Television Corporation and Richard J. Schmaeling (Filed as Exhibit 10.4 to our Form 10-Q filed as of July 29, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

No.		Description
10.37	*	Third Amendment to Employment Agreement entered into on July 29, 2010, and made effective as of May 11, 2010, between LIN TV Corp., LIN Television Corporation and Robert Richter (Filed as Exhibit 10.5 to our Form 10-Q filed as of July 29, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.38	*
Third Amendment to Employment Agreement entered into on July 29, 2010, and made effective as of May 11, 2010, between LIN TV Corp., LIN Television Corporation and Nicholas N. Mohamed (Filed as Exhibit 10.6 to our Form 10-Q filed as of July 29, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.39
Amended and Restated Credit Agreement dated as of November 4, 2005 as amended and restated as of July 31, 2009 among LIN Television Corporation, as the Borrower, the lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, as an Issuing Lender and as Swingline Lender J.P. Morgan Securities Inc. and Deutsche Bank Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Trust Company Americas, as Syndication Agent and as an Issuing Lender, and Goldman Sachs Credit Partners, L.P., Bank of America, N.A. and Wachovia Bank, National Association, as Documentation Agents and The Bank of Nova Scotia and Suntrust Bank, as Co-Documentation Agents. (Filed as exhibit 99.1 to our Current Report on Form 8-K filed as of August 6, 2009 (File Nos. 000-25206 and 001-31311) and incorporated by reference herein)
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

        Schedule I—Condensed Financial Information of the Registrant

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP. LIN TELEVISION CORPORATION
Date: March 16, 2011	/s/ VINCENT L. SADUSKY Vincent L. Sadusky President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of each of LIN TV Corp. and LIN Television Corporation in the capacities and on the dates indicated.

/s/ VINCENT L. SADUSKY Vincent L. Sadusky	President, Chief Executive Officer and Director	3/16/2011
/s/ RICHARD SCHMAELING Richard Schmaeling	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	3/16/2011
/s/ NICHOLAS N. MOHAMED Nicholas N. Mohamed	Vice President, Controller (Principal Accounting Officer)	3/16/2011
/s/ WILLIAM S. BANOWSKY, JR. William S. Banowsky, Jr.	Director	3/16/2011
/s/ PETER S. BRODSKY Peter S. Brodsky	Director	3/16/2011
/s/ ROYAL W. CARSON III Royal W. Carson III	Director	3/16/2011
/s/ DR. WILLIAM H. CUNNINGHAM Dr. William H. Cunningham	Director	3/16/2011
/s/ DOUGLAS W. MCCORMICK Douglas W. McCormick	Chairman of the Board	3/16/2011
/s/ MICHAEL A. PAUSIC Michael A. Pausic	Director	3/16/2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LIN TV Corp.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LIN TV Corp. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Hartford, CT
March 16, 2011

Part I. Financial Information

Item 1.    Consolidated Financial Statements

LIN TV Corp.

Consolidated Balance Sheets

	December 31,
	2010	2009(A)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,648	$11,105
Restricted cash	—	2,000
Accounts receivable, less allowance for doubtful accounts (2010—$2,233; 2009—$2,272)	82,486	73,948
Other current assets	5,921	7,118

Total current assets	100,055	94,171
Property and equipment, net	154,127	165,061
Deferred financing costs	7,759	8,389
Goodwill	117,259	117,259
Broadcast licenses and other intangible assets, net	397,280	398,877
Other assets	13,989	6,746

Total assets	$790,469	$790,503

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$9,573	$16,372
Accounts payable	8,003	6,556
Accrued expenses	42,353	41,916
Program obligations	9,528	10,319

Total current liabilities	69,457	75,163
Long-term debt, excluding current portion	613,687	666,582
Deferred income taxes, net	185,997	166,432
Program obligations	7,240	2,092
Other liabilities	45,520	53,795

Total liabilities	921,901	964,064

Commitments and Contingencies (Note 15)
Stockholders' deficit:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, Issued: 32,509,759 and 30,270,167 shares as of December 31, 2010 and 2009, respectively Outstanding: 31,636,941 and 29,397,349 shares as of December 31, 2010 and 2009, respectively	294	294
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares as of December 31, 2010 and 2009, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares as of December 31, 2010 and 2009, issued and outstanding; convertible into an equal number of shares of Class A common stock	—	—
Treasury stock, 872,818 shares of Class A common stock as of December 31, 2010 and 2009, at cost	(7,869)	(7,869)
Additional paid-in capital	1,109,814	1,104,161
Accumulated deficit	(1,205,967)	(1,242,465)
Accumulated other comprehensive loss	(27,939)	(27,917)

Total stockholders' deficit	(131,432)	(173,561)

Total liabilities and stockholders' deficit	$790,469	$790,503

(A)
Refer to Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" for a description of the revision to the consolidated balance sheet as of December 31, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008(A)
	(in thousands, except per share data)
Net revenues	$420,047	$339,474	$399,814
Operating costs and expenses:
Direct operating	123,336	108,419	118,483
Selling, general and administrative	106,959	101,115	115,287
Amortization of program rights	23,793	24,631	23,946
Corporate	23,984	18,090	20,340
Depreciation	28,129	30,365	29,713
Amortization of intangible assets	1,597	649	264
Impairment of goodwill, broadcast licenses and broadcast equipment	—	39,894	1,033,645
Restructuring charge	3,136	498	12,902
(Gain) loss from asset dispositions	(3,224)	(6,300)	2,062

Operating income (loss)	112,337	22,113	(956,828)
Other expense (income):
Interest expense, net	51,525	44,286	54,635
Share of loss in equity investments	169	6,128	52,703
Loss (gain) on derivative instruments	1,898	(208)	(105)
Loss (gain) on extinguishment of debt	2,749	(50,149)	(8,822)
Other, net	(728)	(1,344)	1,720

Total other expense (income), net	55,613	(1,287)	100,131
Income (loss) from continuing operations before provision for (benefit from) income taxes	56,724	23,400	(1,056,959)
Provision for (benefit from) income taxes	20,226	13,841	(222,165)

Income (loss) from continuing operations	36,498	9,559	(834,794)
Discontinued operations:
(Loss) income from discontinued operations, net of a gain from the sale of discontinued operations of $11 in 2009 and a (benefit from) provision for income taxes of $(677) and $296 for the year ended December 31, 2009 and 2008, respectively	—	(446)	23

Net income (loss)	$36,498	$9,113	$(834,771)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.68	$0.19	$(16.41)
Loss from discontinued operations, net of tax	—	(0.01)	—

Net income (loss)	$0.68	$0.18	$(16.41)

Weighted-average number of common shares outstanding used in calculating basic income (loss) per common share	53,978	51,464	50,865
Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.66	$0.19	$(16.41)
Loss from discontinued operations, net of tax	—	(0.01)	—

Net income (loss)	$0.66	$0.18	$(16.41)

Weighted-average number of common shares outstanding used in calculating diluted income (loss) per common share	55,489	51,499	50,865

(A)
Refer to Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" for a description of the revision to the consolidated statement of operations for the year ended December 31, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Stockholders' Deficit and Comprehensive Income

(in thousands, except share data)

		Common Stock
		Class A		Class B		Class C					Accumulated Other Comprehensive Loss
	Total Deficit							Treasury Stock (at cost)	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Deficit	Comprehensive Income
		Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009(A)	$(173,561)	30,270,167	$294	23,502,059	$235	2	$—	$(7,869)	$1,104,161	$(1,242,465)	$(27,917)	$(173,561)
Amortization of net loss, net of tax of $1,720	(2,538)	—	—	—	—	—	—	—	—	—	(2,538)	(2,538)	(2,538)
Unrealized gain on cash flow hedge, net of tax of $1,603	2,516	—	—	—	—	—	—	—	—	—	2,516	2,516	2,516
Stock-based compensation	5,653	2,239,592	—	—	—	—	—	—	5,653	—	—	5,653
Net income	36,498	—	—	—	—	—	—	—	—	36,498	—	36,498	36,498

Comprehensive income—2010													$36,476

Balance at December 31, 2010	$(131,432)	32,509,759	$294	23,502,059	$235	2	$—	$(7,869)	$1,109,814	$(1,205,967)	$(27,939)	$(131,432)

(A)
Refer to Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" for a description of the revision to the consolidated statement of stockholders' deficit and comprehensive income as of December 31, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Stockholders' Deficit and Comprehensive Income

(in thousands, except share data)

		Common Stock
		Class A		Class B		Class C					Accumulated Other Comprehensive Loss
	Total Deficit							Treasury Stock (at cost)	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Deficit	Noncontrolling Interest	Comprehensive Income
		Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008(A)	$(186,657)	29,733,672	$294	23,502,059	$235	2	$—	$(18,005)	$1,101,919	$(1,243,497)	$(34,634)	$(193,688)	$7,031
Amortization of prior service cost, net of tax of $184	283	—	—	—	—	—	—	—	—	—	283	283	—	283
Amortization of net loss, net of tax of $3,593	5,208	—	—	—	—	—	—	—	—	—	5,208	5,208	—	5,208
Pension tax liability, net of tax	(20)	—	—	—	—	—	—	—	—	—	(20)	(20)	—	(20)
Unrealized gain on cash flow hedge, net of tax of $858	1,246	—	—	—	—	—	—	—	—	—	1,246	1,246	—	1,246
Issuance of treasury stock (See Note 2—"Acquisitions")	2,055	—	—	—	—	—	—	2,055	—	—	—	2,055	—
Loss on issuance of treasury stock	—	—	—	—	—	—	—	8,081	—	(8,081)	—	—	—
Tax provision from stock exercises	(171)	—	—	—	—	—	—	—	(171)	—	—	(171)	—
Stock-based compensation	2,413	536,495	—	—	—	—	—	—	2,413	—	—	2,413	—
Distribution to minority shareholders	(2,644)	—	—	—	—	—	—	—	—	—	—	—	(2,644)
Net income (loss)	4,726	—	—	—	—	—	—	—	—	9,113	—	9,113	(4,387)	9,113

Comprehensive income—2009														$15,830

Balance at December 31, 2009(A)	$(173,561)	30,270,167	$294	23,502,059	$235	2	$—	$(7,869)	$1,104,161	$(1,242,465)	$(27,917)	$(173,561)	$—

(A)
Refer to Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" for a description of the revision to the consolidated statements of stockholders' deficit and comprehensive income as of December 31, 2008 and December 31, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss

(in thousands, except share data)

		Common Stock
		Class A		Class B		Class C					Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Total Equity (Deficit)							Treasury Stock (at cost)	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling interest	Comprehensive Loss
		Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2007	$665,144	29,130,173	$292	23,502,059	$235	2	$—	$(18,005)	$1,096,455	$(408,726)	$(14,153)	$656,098	$9,046
Amortization of prior service cost, net of tax of $49	76	—	—	—	—	—	—	—	—	—	76	76	—	76
Amortization of net loss, net of tax of $12,595	(18,935)	—	—	—	—	—	—	—	—	—	(18,935)	(18,935)	—	(18,935)
Unrealized loss on cash flow hedge, net of tax of $1,076	(1,622)	—	—	—	—	—	—	—	—	—	(1,622)	(1,622)	—	(1,622)
Tax provision from stock exercises	(361)		—	—	—	—	—	—	(361)	—	—	(361)	—
Stock-based compensation, continuing operations	5,817	603,499	2	—	—	—	—	—	5,815	—	—	5,817	—
Stock-based compensation, discontinued operations	10	—	—	—	—	—	—	—	10	—	—	10	—
Net loss(A)	(836,786)	—	—	—	—	—	—	—	—	(834,771)	—	(834,771)	(2,015)	(834,771)

Comprehensive loss—2008														$(855,252)

Balance at December 31, 2008(A)	$(186,657)	29,733,672	$294	23,502,059	$235	2	$—	$(18,005)	$1,101,919	$(1,243,497)	$(34,634)	$(193,688)	$7,031

(A)
Refer to Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" for a description of the revision to the consolidated statement of stockholders' equity (deficit) and comprehensive loss as of December 31, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008(A)
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$36,498	$9,113	$(834,771)
Loss (income) from discontinued operations	—	446	(23)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	28,129	30,365	29,713
Amortization of intangible assets	1,597	649	264
Impairment of goodwill, broadcast licenses and broadcast equipment	—	39,894	1,033,645
Amortization of financing costs and note discounts	4,519	4,273	5,860
Amortization of program rights	23,793	24,631	23,946
Program payments	(26,915)	(25,005)	(26,854)
Loss (gain) on extinguishment of debt	2,749	(50,149)	(8,822)
Loss (gain) on derivative instruments	1,898	(208)	(105)
Share of loss in equity investments	169	6,128	52,703
Deferred income taxes, net	18,118	18,274	(235,856)
Stock-based compensation	4,863	2,413	4,523
(Gain) loss from asset dispositions	(3,224)	(6,300)	2,062
Other, net	(2,838)	(159)	(2,636)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,538)	(3,857)	21,304
Other assets	2,239	1,169	4,405
Accounts payable	1,447	(2,839)	(3,427)
Accrued interest expense	3,326	(918)	(483)
Other liabilities and accrued expenses	2,400	(20,573)	19,587

Net cash provided by operating activities, continuing operations	90,230	27,347	85,035
Net cash used in operating activities, discontinued operations	—	(101)	(1,239)

Net cash provided by operating activities	90,230	27,246	83,796

INVESTING ACTIVITIES:
Capital expenditures	(17,648)	(10,247)	(28,537)
Cash paid for broadcast license rights	—	(7,561)	—
Change in restricted cash	2,000	(2,000)	—
Payments for business combinations, net of cash acquired	(575)	(1,236)	—
Distributions from equity investments	—	—	2,649
Proceeds from the sale of assets	200	783	—
Payments on derivative instruments	(2,226)	—	—
Shortfall loans to joint venture with NBCUniversal	(4,079)	—	—
Other investments, net	(1,980)	—	2,167

Net cash used in investing activities, continuing operations	(24,308)	(20,261)	(23,721)
Net cash provided by (used in) investing activities, discontinued operations	660	5,875	(734)

Net cash used in investing activities	(23,648)	(14,386)	(24,455)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	790	—	1,301
Proceeds from borrowings on long-term debt	213,000	91,000	165,000
Principal payments on long-term debt	(274,351)	(106,379)	(244,335)
Payment of long-term debt issue costs	(5,033)	(3,838)	(1,232)

Net cash used in financing activities, continuing operations	(65,594)	(19,217)	(79,266)
Net cash used in financing activities, discontinued operations	(445)	(2,644)	—

Net cash used in financing activities	(66,039)	(21,861)	(79,266)

Net increase (decrease) in cash and cash equivalents	543	(9,001)	(19,925)
Cash and cash equivalents at the beginning of the period	11,105	20,106	40,031

Cash and cash equivalents at the end of the period	$11,648	$11,105	$20,106

(A)
Refer to Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" for a description of the revision to the consolidated statement of cash flows for the year ended December 31, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.

Notes to Consolidated Financial Statements

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

        LIN TV Corp. ("LIN TV"), together with its subsidiaries, including LIN Television Corporation ("LIN Television"), is a local television and digital media company operating in the United States. LIN TV and its subsidiaries are affiliates of HM Capital Partners LLC ("HMC"). In these notes, the terms "Company," "we," "us" or "our" mean LIN TV Corp. and all subsidiaries included in our consolidated financial statements.

        LIN TV has no independent assets or operations. We guarantee all of LIN Television's debt. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television's Senior Secured Credit Facility, 8 3/8% Senior Notes, 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B on a joint-and-several basis.

        Our consolidated financial statements reflect the operations of Banks Broadcasting, Inc. (the "Banks Broadcasting joint venture") as discontinued for all periods presented. (See Note 3—"Discontinued Operations" for further discussion of our discontinued operations.)

        The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. Our significant accounting policies are described below.

Principles of consolidation

        The accompanying consolidated financial statements include the accounts of our Company and its subsidiaries, all of which are wholly-owned. We review all local marketing agreements, shared services agreements or joint sales agreements, to evaluate whether consolidation of such arrangements is required. All significant intercompany accounts and transactions have been eliminated. We conduct our business through our subsidiaries and have no operations or assets other than our investment in our subsidiaries and equity-method investments. We operate in one reportable segment.

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

Cash and cash equivalents

        Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. All of our available cash is on deposit with banking institutions that we believe to be financially sound. We had no material losses on our cash or cash equivalents during fiscal 2010. Beginning in 2009, we maintained a $2.0 million compensating balance related to a line of credit with one of our creditors, which was classified as restricted cash in our consolidated balance sheet. During 2010, we were no longer required to maintain this compensating balance, and, therefore, as of December 31, 2010 we have no amounts of restricted cash.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

Nonmonetary exchanges

        We exchange productive assets, such as broadcast equipment, with third parties through nonmonetary exchanges. We recognize gains or losses on nonmonetary exchanges in an amount equal to the difference between the fair value of the assets received and the carrying value of the assets surrendered.

Equity investments

        Equity investments that we do not have a controlling interest in are accounted for using the equity method. Our share of the net income or loss for these investments, including any equity investment impairments, is included in share of loss from equity investments on our consolidated statement of operations. We review our interest in our equity investments for impairment if there is a series of operating losses or other factors that may indicate that there is a decrease in the value of our investment that is other than temporary.

Revenue recognition

        We recognize advertising and other program-related revenue during the period in which advertising or programs are aired on our television stations or carried by our web sites or the web sites of our advertiser network. We recognize retransmission consent fees in the period in which these services are performed.

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

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

not record barter revenue or expenses related to network programs. Barter revenue and expense included in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Barter revenue	$5,832	$4,777	$4,812
Barter expense	(5,452)	(4,932)	(5,016)

	$380	$(155)	$(204)

Advertising expense

        Advertising costs are expensed as incurred. We incurred advertising costs in the amounts of $3.4 million, $3.2 million and $5.5 million in the years ended December 31, 2010, 2009 and 2008, respectively.

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

        We test the impairment of goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the station and prevailing values in the markets for broadcasting properties. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing a hypothetical purchase price allocation, using the station's fair value (as determined in step one) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recognized in an amount equal to that excess, but not more than the carrying value of the goodwill. An impairment assessment could be triggered by a significant reduction, or a forecast of such reductions, in operating results or cash flows at one or more of our television stations, a significant adverse change in the national or local advertising marketplaces in which our television stations operate, or by adverse changes to Federal Communications Commission ("FCC") ownership rules, among other factors. We recorded impairment charges during 2009 and 2008, which are more fully described in Note 6—"Intangible Assets".

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Long-lived assets

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

Program rights

        Program rights are recorded as assets when the license period begins and the programs are delivered to our stations for broadcasting, at the gross amount of the related obligations. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. Program costs are charged to operations over their estimated broadcast periods in a manner consistent with actual usage.

        If the estimated net realizable value of acquired programming rights is less than unamortized cost (i.e. due to poor ratings), we would recognize an impairment charge to reduce the carrying value of the program rights to their net realizable value. We recorded no impairments to our program rights during the year ended December 31, 2010, 2009 or 2008.

        Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement.

Stock-based compensation

        As of December 31, 2010, we have several stock-based employee compensation plans, which are described more fully in Note 9—"Stock-Based Compensation". We estimate the fair value of stock option awards using a Black-Scholes valuation model. The Black-Scholes valuation model requires us to make assumptions and judgments about the variables used in the calculation, including the option's expected life, the expected volatility of the underlying stock and the number of stock option awards that are expected to be forfeited. The expected life represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Expected volatility is based on historical trends for our class A common stock over the expected term, and prior to 2010, we used the historical trends of our class A common stock over the expected term, as well as a comparison to peer companies. Expected forfeitures are estimated using our historical experience. If future changes in estimates differ significantly from our current estimates, our future stock-based compensation expense and results of operations could be materially impacted.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The following table presents the stock-based compensation expense included in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2010	2009	2008
Direct operating	$313	$308	$536
Selling, general and administrative	926	586	1,057
Corporate	3,624	1,519	2,930

Stock-based compensation expense before tax	4,863	2,413	4,523
Income tax benefit (at 35% statutory rate)	(1,702)	(845)	(1,583)

Net stock-based compensation expense	$3,161	$1,568	$2,940

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

2008 and 2009 revisions

        During the fourth quarter of 2010, we identified a $4.4 million understatement of goodwill related to our joint venture with NBCUniversal, all of which was written off as an impairment charge in 2008, and related deferred tax liabilities, attributable to the initial joint venture purchase accounting in 1998. We corrected this error through revision of the 2008 financial statements by recording an additional $4.4 million of goodwill impairment expense, increasing impairment expense to $1,033.6 million and increasing deferred tax liabilities by $4.4 million to $146.1 million. As a result, net loss for 2008 increased from $830.4 million to $834.8 million, and accumulated deficit as of December 31, 2009 was increased from $(1,238.1) million to $(1,242.5) million. Based on an analysis of qualitative and quantitative factors, this adjustment was deemed immaterial to all periods previously reported.

Concentration of credit risk

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade receivables. Concentration of credit risk with respect to cash and cash equivalents and investments are limited as we maintain primary banking relationships with only large nationally recognized institutions. We evaluated the viability of these institutions as of December 31, 2010 and we believe our risk is minimal. Credit risk with respect to trade receivables is limited, as our trade receivables are primarily related to advertising revenues generated from a large diversified group of local and nationally recognized advertisers and advertising agencies. We do not require

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

collateral or other security against trade receivable balances, however, we do maintain reserves for potential bad debt losses, which are based on historical bad debt write-offs, and such reserves and bad debts have been within management's expectations for all years presented.

        Additionally, management performs a quarterly assessment of the critical terms of the interest rate hedge including, among other matters, an assessment of the counterparties' creditworthiness. Based on our assessment as of December 31, 2010, we do not believe there is a significant risk associated with the creditworthiness of our interest rate hedge counterparty.

        If we incur additional indebtedness or amend or replace our current indebtedness, current conditions in the capital markets may impact our ability to refinance our debt or to refinance our debt on terms similar to our existing debt agreements.

Income (loss) per share

        Basic income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the number of weighted-average outstanding shares of common stock. For the year ended December 31, 2008, because we incurred a net loss, all potential common shares from the exercise of stock options, the vesting of restricted stock and the potential common shares from the assumed conversion of the contingently convertible debt were anti-dilutive. As a result, there was no difference between basic and diluted loss per share.

        The following is a reconciliation of income available to common stockholders from continuing operations and weighted-average common shares outstanding for purposes of calculating basic and diluted income per common share (in thousands):

	Year Ended December 31,
	2010	2009
Numerator for income per common share calculation:
Income available to common shareholders from continuing operations	$36,498	$9,559
Loss available to common shareholders from discontinued operations	—	(446)

Net income available to common shareholders	$36,498	$9,113

Denominator for income per common share calculation:
Weighted-average common shares, basic	53,978	51,464
Effect of dilutive securities:
Stock options and restricted stock	1,511	24
Contingent shares related to RMM (see Note 2—"Acquisitions")	—	11

Weighted-average common shares, diluted	55,489	51,499

        We apply the treasury stock method to measure the dilutive effect of our outstanding stock option and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Potentially dilutive securities representing 1.8 million shares and 3.6 million shares of common stock for the year ended December 31, 2010 and 2009, respectively, were excluded from the computation of diluted income per common share for these periods because their effect would have been anti-dilutive. The net income per share amounts are the same for our class A, class B and

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

class C common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Fair value of financial instruments

        Certain financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value. For certain financial assets and liabilities recorded at fair value on a recurring basis we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. For more information on our assets and liabilities measured at fair value using the prescribed three-level fair value hierarchy see Note 10—"Fair Value Measurements".

Derivative financial instruments

        Derivatives are required to be recorded as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the fair values of derivatives are recognized immediately or deferred, depending on the use of the derivative and whether or not it qualifies as a hedge. We have historically used derivative financial instruments in the management of our interest rate exposure for our long-term debt, principally our senior secured credit facility. We do not enter into derivative financial instruments for speculative trading purposes.

Retirement plans

        We have a defined benefit retirement plan covering certain of our employees. Our pension benefit obligations and related costs are calculated using prescribed actuarial concepts. Additionally, we record the unfunded status of our plan on our consolidated balance sheet. Effective April 1, 2009, this plan was frozen and we do not expect to make additional benefit accruals to this plan, however we will continue to fund our existing vested obligations.

Recently issued accounting pronouncements

        In December 2010, there were amendments to the goodwill impairment test for reporting units with zero or negative carrying amounts. These amendments modify step one of the goodwill impairment test, requiring units with zero or negative carrying amounts to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We adopted this guidance effective January 1, 2011, and do not expect the adoption to have an impact on our interim or annual impairment tests of goodwill.

        In October 2009, there were revisions to the accounting standard for revenue arrangements with multiple deliverables. The revisions address how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The revisions are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this guidance effective January 1, 2011, and the adoption did not have a material impact on our financial position or results of operations.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 2—Acquisitions

ACME Communications, Inc.

        On May 28, 2010, we entered into a shared services arrangement and related agreements with ACME Communications, Inc. ("ACME") with respect to ACME's television stations KWBQ-TV, KRWB-TV, and KASY-TV in the Albuquerque-Santa Fe, NM market; WBDT-TV in the Dayton, OH market; and WCWF-TV (f/k/a WIWB-TV) in the Green-Bay-Appleton, WI market. Additionally, we entered into a joint sales agreement with ACME for WBDT-TV and WCWF-TV. Concurrent with the execution of these agreements, we entered into an option agreement, giving us the right to acquire certain assets of the stations covered under these agreements, or giving ACME the right, starting in January 2013 and subject to certain conditions, including regulatory approval, to put any or all of those assets to us at the greater of a defined purchase price or the then-current fair market value.

        On August 26, 2010, we exercised our option to acquire WCWF-TV and certain assets of WBDT-TV. We assigned our rights to acquire the remaining WBDT-TV assets, including the FCC license, to WBDT Television, LLC. The aggregate purchase price for both stations is $11.5 million, of which we agreed to pay approximately $10.6 million and WBDT Television, LLC agreed to pay approximately $0.9 million. On September 3, 2010, we funded $0.6 million of the purchase price into an escrow account, which is included in other current assets in our consolidated balance sheet. We also have the option to fund 50% of our portion of the purchase price with unregistered shares of LIN TV's class A common stock. Completion of the transaction is subject to regulatory approvals and certain other terms and conditions.

RMM

        On October 2, 2009, we acquired Red McCombs Media, LP ("RMM"), an online advertising and media services company based in Austin, Texas. The acquisition provides us with a national interactive footprint and significantly expands our multi-platform offerings by providing national online advertising and enhanced services, including targeted display, rich media, video advertising, custom-built vertical channels, search engine marketing, search engine optimization, and mobile marketing. The acquisition was effected through the merger of RMM with and into Primeland Television, Inc., a wholly-owned subsidiary of LIN Television, which subsequently changed its name to Primeland, Inc. ("Primeland").

        The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the acquisition (in thousands):

Current assets	$1,852
Non-current assets	6,812
Goodwill	2,773
Current liabilities	(1,855)
Long-term debt assumed	(2,739)

Total	$6,843

Cash consideration	$1,236
Equity consideration	2,056
Long-term note to sellers	1,957
Equity value shortfall amount	1,594

Total contributed capital	$6,843

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 2—Acquisitions (Continued)

        As part of the merger consideration, we issued 933,610 shares of class A common stock, from shares held within treasury, to the former owners of RMM. The number of shares of class A common stock issued by us to the sellers was subject to an adjustment in the event that the value of the equity consideration was less than $4.5 million as of the six month anniversary of the acquisition (such difference, the "Equity Value Shortfall Amount"). As of the acquisition date, we classified the Equity Value Shortfall Amount as a current liability, and estimated the fair value to be $1.6 million, which was based on an option pricing model reflecting our assumptions about the value that market participants would place on this liability. Between October 2, 2009 and December 31, 2009, the value of our class A common stock increased. As a result, as of December 31, 2009 the fair value of the Equity Value Shortfall Amount decreased to $0.6 million. On April 2, 2010, the six-month anniversary date of the acquisition of RMM, the fair value of our class A common stock exceeded $4.5 million, resulting in no further consideration. Therefore, we recorded a gain in other, net of $0.6 million and $1.0 million in our consolidated statement of operations for the years ended December 31, 2010 and 2009, respectively, and the liability was permanently relieved from our consolidated balance sheet as of December 31, 2010.

        In connection with the acquisition, we recognized $2.8 million of goodwill, all of which is amortizable for tax purposes. The goodwill primarily represents synergies between us and RMM that we expect to benefit from as a result of expanded distribution channels provided by RMM's broad advertising network. Additionally, we recognized $6.6 million of other finite-lived intangible assets, all of which are amortizable for tax purposes, and are primarily comprised of advertiser relationships, completed technology and management non-compete agreements.

        Additionally, in connection with the acquisition we entered into an incentive compensation arrangement with certain key members of management. The arrangement provides payments to those employees based on a computation of earnings before interest, taxes, depreciation and amortization ("EBITDA") generated by RMM during 2012. Our liability under this arrangement could range from zero to $24.0 million, and is payable in 2013. As of December 31, 2010, we have recognized a non-current liability of $3.3 million related to this incentive compensation arrangement.

        The following summarizes the activity in acquisition related restructuring liabilities for the years ended December 31, 2010 and 2009 (in thousands):

Stations acquired from Emmis Television
Acquisition Date	November 30, 2005
Balance as of December 31, 2008	$3,605
Payments	(1,197)

Balance as of December 31, 2009	$2,408
Payments	(1,180)

Balance as of December 31, 2010	$1,228

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 3—Discontinued Operations

        Our consolidated financial statements reflect the operations, assets and liabilities of the Banks Broadcasting joint venture as discontinued for all periods presented.

        On April 23, 2009, the Banks Broadcasting joint venture completed the sale of KNIN-TV, a CW affiliate in Boise, for $6.6 million to Journal Broadcast Corporation. As a result of the sale we received, on the basis of our economic interest in Banks Broadcasting, distributions of $0.4 million and $2.6 million during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, all of the assets of the Banks Broadcasting joint venture have been liquidated.

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

        During the year ended December 31, 2008, Banks Broadcasting distributed $2.5 million in cash to us and we provided no capital contributions to Banks Broadcasting during the years ended December 31, 2010, 2009 and 2008. In March 2008, Banks Broadcasting sold certain of its 700 MHz spectrum licenses for $2.0 million in cash with a related gain of $1.4 million.

        The following presents summarized information for the discontinued operation as follows (in thousands):

	Year Ended December 31,
	2009	2008
Net revenues	$823	$2,911
Operating (loss) income	$(3,141)	$736
Net (loss) income	$(446)	$23

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 4—Investments

Joint Venture with NBCUniversal

        We own an approximate 20% interest in Station Venture Holdings, LLC ("SVH"), a joint venture with NBCUniversal Media, LLC ("NBCUniversal"), and account for our interest using the equity method as we do not have a controlling interest. SVH holds a 99.75% interest in Station Venture Operations, LP ("SVO"), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture. The following presents the summarized financial information of SVH (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cash distributions to SVH from SVO(1)	$46,095	$51,071	$79,144
Income to SVH from SVO	$57,253	$31,100	$64,101
Interest expense	$(67,248)	$(66,146)	$(66,146)
Net (loss) income of SVH	$(9,995)	$(35,034)	$(1,874)
Cash distributions from SVH to us	$—	$—	$2,649
Shortfall loans to SVH from LIN Television	$4,079	$—	$—
Shortfall loans to SVH from NBCUniversal	$15,934	$—	$—
	December 31,
	2010	2009
Cash and cash equivalents	$183	$223
Non-current assets	$206,445	$195,287
Current liabilities	$1,645	$544
Non-current liabilities(2)	$835,512	$815,500

(1)
Cash distributions to SVH include proceeds of $12.6 million from the sale of broadcast towers for the year ended December 31, 2008.

(2)
See Note 15—"Commitments and Contingencies" for further description of the General Electric Capital Corporation ("GECC") Note and LIN TV's guarantee of the GECC Note.

        Beginning in 2009, we no longer recognized our approximate 20% share of SVH's net loss because the investment was fully impaired during the year ended December 31, 2008 as further described below; accordingly, we suspended recognition of equity method gains and losses until, or unless, our proportionate share of the underlying joint venture equity falls below zero. Equity method gains will be recognized once our share of such net income equals equity method losses not previously recognized.

        During the year ended December 31, 2009, we recognized a contingent liability of $6.0 million based on our estimate of amounts that we expected to loan to SVH pursuant to the original shortfall funding agreement and the 2010 shortfall funding agreement with NBCUniversal, as discussed further in Note 15—"Commitments and Contingencies". Because of uncertainty surrounding the joint venture's ability to repay the shortfall loans, we concluded any loans were fully impaired during 2009. Accordingly, we recognized a charge of $6.0 million, which was classified as share of loss in equity investments during the year ended December 31, 2009 to reflect the impairment of the loans.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 4—Investments (Continued)

        During the year ended December 31, 2010, pursuant to the shortfall funding agreements with NBCUniversal, we made shortfall loans in the aggregate principal amount of $4.1 million to our joint venture, representing our approximate 20% share in cumulative debt service shortfalls at the joint venture. Concurrent with our funding of the shortfall loans, NBCUniversal funded shortfall loans in the aggregate principal amounts of $15.9 million to the joint venture, in respect of its approximate 80% share in the cumulative debt service shortfalls at the joint venture.

        We recognize shortfall funding liabilities to the joint venture on our balance sheet when those liabilities become both probable and estimable, which occurs when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur and when we have reached or intend to reach a shortfall funding agreement covering the budgeted or forecasted period. Based on 2011 forecast information provided by joint venture management and our estimate of joint venture cash flows through March 31, 2012, we estimate our share of shortfall funding could be approximately $1.9 million through March 31, 2012. Actual cash shortfalls at the joint venture could vary from our current estimates. Cash shortfalls at the joint venture beyond March 31, 2012 are not currently estimable or probable; therefore, we have not accrued for any potential obligations beyond $1.9 million.

        Because they were fully impaired, the amounts receivable under the shortfall loans, and all accrued interest due from the joint venture, are carried at zero on our balance sheet as of December 31, 2010 and 2009. The loans bear interest at 8% annually; payable quarterly in arrears subject to certain conditions, and have no maturity date. Under the terms of the shortfall loan notes, payments of principal and interest are allocated between us and NBCUniversal based on our respective economic interests in the joint venture, and are applied first toward the principal amount owed under the shortfall loans, and second toward the payment of accrued interest. Principal and interest payments are payable only if the joint venture has available cash on hand in excess of amounts required by the joint venture to fund its quarterly interest payments on the debt financing provided by General Electric Capital Corporation ("GECC") described further in Note 15—"Commitments and Contingencies".

        During the fourth quarter of 2008, due to the continued decline in operating profits of this joint venture, we determined that there was an other than temporary impairment in our investment in the joint venture with NBCUniversal. As a result, and in the absence of the ability to recover our carrying amount of the investment, we recorded a loss of $53.6 million to write-off our equity investment in the joint venture, which was included in the share of loss in equity investment in our consolidated statement of operations.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 5—Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Land and land improvements	$16,228	$16,075
Buildings and fixtures	135,327	131,424
Broadcast equipment and other	253,818	252,597

Total property and equipment	405,373	400,096
Less accumulated depreciation	(251,246)	(235,035)

Property and equipment, net	$154,127	$165,061

        We recorded depreciation expense of $28.1 million, $30.4 million and $29.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        In 2004, Sprint Nextel Corporation ("Nextel") agreed to relocate its use of airwaves to end interference between its signals and the wireless signals used by public safety agencies. As part of this agreement, the FCC granted Nextel the right to a certain spectrum within the 1.9 GHz band that was used by television broadcasters for electronic news gathering. As part of this arrangement, Nextel entered into agreements with several of our stations to exchange analog equipment for comparable digital equipment. During the years ended December 31, 2010, 2009 and 2008, we received $0.1 million, $5.5 million and $4.6 million, respectively, of equipment pursuant to this exchange. As equipment was exchanged and placed in service, we recorded a gain to the extent that the fair market value of the equipment received exceeded the carrying amount of the equipment relinquished. For the years ended December 31, 2010, 2009, and 2008, we recognized a gain of $3.7 million, $6.4 million and $0.9 million related to this equipment, which is recorded in (gain) loss from asset dispositions in our consolidated statement of operations. Nextel completed the exchange related to our stations in 2010 and there are no remaining amounts to be recognized related to this exchange.

        During 2008, we recorded a charge of $8.7 million for the write-off of certain broadcast assets that have become obsolete as a result of the DTV transition. The charge has been recorded in impairment of goodwill, broadcast licenses and broadcast equipment in our consolidated statement of operations.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 6—Intangible Assets

        The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

		December 31,
	Weighted-Average Remaining Useful Life (in years)
		2010	2009
Finite-Lived Intangible Assets:
LMA purchase options(1)	—	$64	$64
Network affiliations(1)	—	1,753	1,753
Customer relationships	6	2,489	2,489
Non-compete agreements	4	1,588	1,588
Internal use software	6	1,863	1,863
Other intangible assets	16	6,646	6,646
Accumulated amortization		(8,924)	(7,327)

Net finite-lived intangible assets		$5,479	$7,076

Indefinite-Lived Intangible Assets:
Broadcast licenses		$391,801	$391,801
Goodwill		117,259	117,259

		$509,060	$509,060

Summary:
Goodwill		$117,259	$117,259
Broadcast licenses and finite-lived intangible assets, net		397,280	398,877

Total intangible assets		$514,539	$516,136

(1)
These assets are fully amortized and therefore have no remaining useful life.

        We recorded amortization expense of $1.6 million, $0.6 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        The following table summarizes the projected aggregate amortization expense for the next five years and thereafter (in thousands):

Projected Aggregate Amortization Expense
For the years ended December 31,
2011	$1,083
2012	969
2013	967
2014	915
2015	520
Thereafter	1,025

Total	$5,479

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 6—Intangible Assets (Continued)

        There were no events during 2010 to warrant the performance of an interim impairment test of our indefinite-lived intangible assets. Additionally, there was no impairment charge recorded for the year ended December 31, 2010.

        We recorded an impairment charge of $39.9 million during the second quarter of 2009 that included an impairment to the carrying values of our broadcast licenses of $37.2 million, relating to 26 of our television stations; and an impairment to the carrying values of our goodwill of $2.7 million, relating to two of our television stations. We tested our indefinite-lived intangible assets for impairment at June 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. The need for an impairment analysis at June 30, 2009 was triggered by the continued decline in advertising revenue at certain of our stations in excess of our original plan, due to the ongoing effects of the economic downturn that resulted in downward adjustments to their respective forecasts. There were no additional impairment charges recorded as of December 31, 2009.

        We recorded an impairment charge of $297.0 million during the second quarter of 2008 that included an impairment to the carrying values of our broadcast licenses of $185.7 million, relating to 19 of our television stations; and an impairment to the carrying values of our goodwill of $111.3 million, relating to 8 of our television stations. We tested our indefinite-lived intangible assets for impairment at June 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. These events included: i) the decline of the price of our class A common stock; ii) the decline in the current selling prices of television stations; iii) the lower growth in advertising revenues; and iv) the decline in the operating profit margins of some of our stations.

        We recorded an additional impairment charge in the fourth quarter of 2008 of $727.9 million, including a goodwill impairment charge of $314.0 million, relating to 8 of our television stations and to the goodwill related to the NBCUniversal joint venture, and an impairment charge to the carrying value of our broadcast licenses of $413.9 million, relating to 26 of our television stations. This was due to the continued economic recession that started in December 2007 and the resulting decline in advertising revenues.

        The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009, respectively, are as follows (in thousands):

	Year Ended December 31,
	2010	2009
Goodwill	$669,585	$666,812
Accumulated impairment losses	(552,326)	(549,653)

Balance as of January 1, 2010 and 2009, respectively	117,259	117,159

Additions	—	2,773
Tax adjustments	—	—
Impairments	—	(2,673)
Goodwill	669,585	669,585
Accumulated impairment losses	(552,326)	(552,326)

Balance as of December 31, 2010 and 2009, respectively	$117,259	$117,259

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 6—Intangible Assets (Continued)

        The values of our goodwill and broadcast licenses measured at fair value on a nonrecurring basis using the prescribed three-level fair value hierarchy as of December 31, 2010 are as follows (in thousands):

	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Broadcast licenses	$—	$—	$391,801
Goodwill	$—	$—	$117,259

Note 7—Long-term Debt

        Debt consisted of the following (in thousands):

	December 31,
	2010	2009
Senior Secured Credit Facility:
Revolving credit loans	$—	$204,000
Term loans	9,573	61,975
8 3/8% Senior Notes due 2018	200,000	—
6 1/2% Senior Subordinated Notes due 2013	275,883	275,883
$141,316 6 1/2% Senior Subordinated Notes due 2013—Class B, net of discount of $3,512 and $4,965 as of December 31, 2010 and 2009, respectively	137,804	136,351
$2,157 LIN-RMM Note, net of discount of $0 and $160 as of December 31, 2010 and 2009, respectively	—	1,997
$1,598 RMM Note, net of premium of $0 and $112 as of December 31, 2010 and 2009, respectively	—	1,710
$1,121 RMM Bank Note, net of discount of $0 and $83 as of December 31, 2010 and 2009, respectively	—	1,038

Total debt	623,260	682,954
Less current portion	9,573	16,372

Total long-term debt	$613,687	$666,582

Senior Secured Credit Facility

        The senior secured credit facility includes aggregate revolving credit commitments of $76.1 million and an outstanding term loan of $9.6 million as of December 31, 2010.

        The senior secured credit facility permits us to prepay loans and to permanently reduce the revolving credit commitments, in whole or in part, at any time. During 2010, in connection with the offering of the Senior Notes we repaid $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of our senior secured credit facility.

        On an annual basis following the delivery of our year-end financial statements, the Amended Credit Agreement governing the senior secured credit facility requires mandatory prepayments of principal of the

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

term loans, as well as a permanent reduction in revolving credit commitments, based on a computation of excess cash flow for the preceding fiscal year, as more fully set forth in the Amended Credit Agreement. Following the issuance of these financial statements, pursuant to the computation of excess cash flow for 2010, we expect to make an estimated $3.5 million mandatory principal payment, and our revolving credit commitments will decrease from $76.1 million to approximately $49.0 million. In addition, the Amended Credit Agreement restricts the use of proceeds from asset sales or from the issuance of debt (with the result that such proceeds, subject to certain exceptions, must be used for mandatory prepayments of principal and permanent reductions in revolving credit commitments), and includes a cash ceiling, which requires that LIN Television utilize unrestricted cash and cash equivalent balances in excess of $12.5 million to prepay principal amounts outstanding, but not permanently reduce capacity, under our revolving credit facility.

        Borrowings under our senior secured credit facility bear an interest rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 1/2 of 1 percent, or (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin rate of 3.750% or 2.750% for LIBOR based loans and ABR rate loans, respectively. Lastly, the unused portion of the revolving credit facility is subject to a commitment fee of 0.50% depending on our consolidated leverage ratio.

        Our revolving credit facility may be used for working capital and general corporate purposes.

        The following table summarizes certain key terms of our senior secured credit facility (in thousands):

	Credit Facility
	Revolving Facility	Term Loans
Final maturity date	11/4/2011	11/4/2011
Available balance as of December 31, 2010(1)	$76,100	$—
Average rates as of December 31, 2010:
Interest rate(2)	—	0.31%
Applicable margin(3)	—	3.75%

Total	—	4.06%

(1)
Following the issuance of these financial statements, the available capacity of the revolving credit facility will be reduced to approximately $49.0 million.

(2)
Weighted-average rate for loans outstanding as of December 31, 2010.

(3)
The outstanding loans as of December 31, 2010 include LIBOR based loans, which have an applicable margin of 3.75%.

        The senior secured credit facility also contains provisions that prohibit any modification of the indentures governing our senior subordinated notes in any manner adverse to the lenders and that limits our ability to refinance or otherwise prepay our senior subordinated notes without the consent of such lenders.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

8 3/8% Senior Notes

8 3/8% Senior Notes
Final maturity date	4/15/2018
Annual interest rate	8.375%
Payable semi-annually in arrears	April 15th
October 15th

        The Senior Notes are unsecured and rank subordinated to senior secured indebtedness, including our senior secured credit facility, equally in right of payment with all senior unsecured indebtedness and senior to all subordinated indebtedness, including our 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B.

        The indentures governing the Senior Notes contain covenants limiting our ability and the ability of our restricted subsidiaries to, among other things, incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; create certain liens; merge, consolidate or sell substantially all of our assets; and enter into certain transactions with affiliates. These covenants are subject to certain exceptions and qualifications. The indentures also have change of control provisions which may require our Company to purchase the Senior Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest. Additionally, if we sell assets under certain circumstances, we will be required to make an offer to purchase the Senior Notes at their face amount, plus accrued and unpaid interest, if any, to the purchase date.

6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B

	6 1/2% Senior Subordinated Notes	6 1/2% Senior Subordinated Notes—Class B
Final maturity date	5/15/2013	5/15/2013
Annual interest rate	6.5%	6.5%
Payable semi-annually in arrears	May 15th	May 15th
	November 15th	November 15th

        The 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B are unsecured and are subordinated in right of payment to all senior indebtedness, including our senior secured credit facility and our 8 3/8% Senior Notes.

        The indentures governing the 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also have change of control provisions which may require our Company to purchase all or a portion of each of the 6 1/2% Senior Subordinated Notes and the 6 1/2% Senior Subordinated Notes—Class B at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest. The 6 1/2% Senior Subordinated Notes and the 6 1/2% Senior Subordinated Notes—Class B have certain limitations and financial penalties for early redemption of the notes.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

        During 2008, we commenced a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to purchase a portion of our 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B at market prices using available balances under our revolving credit facility and available cash balances. During the years ended December 31, 2009 and 2008, we purchased a total principal amount of $79.7 million and $19.4 million, respectively, of our 6 1/2% Senior Subordinated Notes and $42.0 million and $6.7 million, respectively, of our 6 1/2% Senior Subordinated Notes—Class B under this plan. The total purchase price for the transactions during the years ended December 31, 2009 and 2008 was $68.4 million and $12.3 million, respectively, resulting in a gain on extinguishment of debt of $50.1 million and $13.8 million, respectively. Additionally, we recorded a charge for the write-off of deferred financing fees and discount related to the notes during the years ended December 31, 2009 and 2008 of $3.2 million and $0.5 million, respectively.

RMM Notes

        In connection with the acquisition of RMM, as further described in Note 2—"Acquisitions", LIN Television issued a $2.0 million unsecured promissory note to McCombs Family Partners, Ltd. (the "LIN-RMM Note") and a subsidiary of LIN Television also assumed $1.7 million of RMM's existing secured indebtedness to McCombs Family Partners, Ltd. (the "RMM Note") and a $1.0 million unsecured promissory note to a financial institution (the "RMM Bank Note"). During 2010, we paid each of these notes in full.

        The following table summarizes the material terms of each of these notes:

	LIN-RMM Note	RMM Note	RMM Bank Note
Final maturity date(1)	1/1/2011	1/1/2012	1/1/2011
Effective interest rate	9.7%	4.0%	9.9%
Payment frequency	Due at maturity	Monthly	Quarterly

(1)
These notes were paid in full as of December 31, 2010.

Repayment of Principal

        The following table summarizes future principal repayments on our debt agreements (in thousands):

	Revolving Facility	Term Loans	8 3/8% Senior Notes due 2018	6 1/2% Senior Subordinated Notes	6 1/2% Senior Subordinated Notes—Class B	Total
Final maturity date	11/4/2011	11/4/2011	4/15/2018	5/15/2013	5/15/2013
2011	$—	$9,573	$—	$—	$—	$9,573
2012	—	—	—	—	—	—
2013	—	—	—	275,883	141,316	417,199
2014	—	—	—	—	—	—
2015 and thereafter	—	—	200,000	—	—	200,000

Total	$—	$9,573	$200,000	$275,883	$141,316	$626,772

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

        The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt with the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	December 31,
	2010	2009
Carrying amount	$623,260	$682,954
Fair value	$634,245	$616,247

Note 8—Derivative Financial Instruments

        We have historically used derivative financial instruments in the management of our interest rate exposure for our long-term debt, principally our senior secured credit facility. In accordance with our policy, we do not enter into derivative instruments unless there is an underlying exposure, and we do not enter into derivative financial instruments for speculative trading purposes.

        During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans (the "2006 interest rate hedge") to mitigate changes in our cash flows resulting from fluctuations in interest rates. The 2006 interest rate hedge effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our senior secured credit facility, which expires in November 2011.

        We have historically designated the 2006 interest rate hedge as a cash flow hedge. However, as a result of the April 12, 2010 repayment of $45.9 million of principal on our term loans, as described further in Note 7—"Long-term Debt", the 2006 interest rate hedge ceased to be highly effective in hedging the variable rate cash flows associated with our term loans. Accordingly, the portion of the fair value recognized in accumulated other comprehensive loss, $3.6 million, was recorded as a charge to our consolidated statement of operations for the year ended December 31, 2010. Additionally, because the hedge ceased to be highly effective in hedging the variable rate cash flows, all changes in fair value are now recorded in our consolidated statement of operations. We therefore recorded a loss on derivative instruments of $1.9 million, including the $3.6 million charge from accumulated other comprehensive loss, for the year ended December 31, 2010. During the years ended December 31, 2009 and 2008, we recognized a gain of $(0.2) million and a loss of $0.3 million, respectively, in loss (gain) on derivative instruments in our consolidated statement of operations for ineffectiveness related to this hedge.

        The fair value of the 2006 interest rate hedge liability was $2.0 million and $4.2 million and is included in accrued expenses and other liabilities in our consolidated balance sheet as of December 31, 2010 and 2009, respectively. The fair value is calculated by using observable inputs (Level 2) prescribed by the three-level fair value hierarchy, which is calculated using the discounted expected future cash outflows from a series of three-month LIBOR strips through November 4, 2011, the same maturity date as our senior secured credit facility.

        During the year ended December 31, 2008, we purchased $125.0 million of our 2.50% Exchangeable Senior Subordinated Debentures, that included certain embedded derivative features that were required to be separately identified and recorded at fair value each period. As a result of the purchase of the debentures, during the year ended December 31, 2008, we recorded a gain of $(0.4) million in loss (gain)

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 8—Derivative Financial Instruments (Continued)

on derivative instruments in our consolidated statement of operations for the remaining fair value of these derivatives.

        The following table summarizes our derivative activity (in thousands):

	Loss (Gain) on Derivative Instruments			Comprehensive Gain (Loss), Net of Tax
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
2.50% Exchangeable Senior Subordinated Debentures	$—	$—	$(375)	$—	$—	$—
2006 interest rate hedge	1,898	(208)	270	2,516	1,246	(1,622)

Total	$1,898	$(208)	$(105)	$2,516	$1,246	$(1,622)

Note 9—Stock-Based Compensation

        We have several stock-based compensation plans, including our 1998 Option Plan, the Amended and Restated 2002 Stock Plan and the Third Amended and Restated 2002 Non-Employee Director Stock Plan (collectively, the "Option Plans"), which permit us to grant non-qualified options in our class A common stock or restricted stock units, which convert into our class A common stock upon vesting, to certain directors, officers and key employees of our Company. Additionally, we have an Employee Stock Purchase Plan ("ESPP"), which permits employees to purchase shares of our class A common stock at a discount as further described below.

        The following table presents the stock-based compensation expense included in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Employee stock purchase plan	$14	$—	$19
Employee stock option plans	1,197	1,060	3,111
Restricted stock unit awards	2,812	634	1,384
Modifications to stock option agreements	840	719	9

Share-based compensation expense before tax	4,863	2,413	4,523
Income tax benefit (at 35% statutory rate)	(1,702)	(845)	(1,583)

Net stock-based compensation expense	$3,161	$1,568	$2,940

        We recognized stock-based compensation expense related to modifications to our stock option agreements of $0.8 million, $0.7 million and $9 thousand for the years ended December 31, 2010, 2009 and 2008, respectively. The modifications impacted 257 employees in 2009 and 11 employees in 2008. We expect to record an additional $0.5 million of expense related to the modification completed during 2009 over the remaining vesting period of the new grants. We expect no further charges for the modifications prior to 2009. These modifications related to the following:

  •
  On June 2, 2009, we completed an exchange offer which enabled employees and non-employee directors to exchange some or all of their outstanding options to purchase shares of our class A

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 9—Stock-Based Compensation (Continued)

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

  •
  Under our 1998 Option Plan certain employee option agreements were eligible for make-whole payments when these employees exercised their options and the market price of our class A common stock was below $1.00. We recorded stock-based compensation expense of $9 thousand related to this modification for the year ended December 31, 2008. We made payments to employees that related to this provision of $0.4 million for the year ended December 31, 2008.

        We did not capitalize any stock-based compensation for the years ended December 31, 2010, 2009 and 2008.

        We have not yet recognized compensation expense relating to our unvested employee stock options and restricted stock awards of $14.8 million in the aggregate, which will be recognized over a weighted-average future period of approximately 1.32 to 3.26 years.

        During the year ended December 31, 2010, we received $0.4 million from the exercise of stock options and $0.3 million from the purchase of our class A common stock pursuant to our ESPP.

Stock Option Plans

        Options granted under the stock option plans generally vest over a three or four-year service period, using the graded vesting attribution method. Options expire ten years from the date of grant. We issue new shares of our class A common stock when options are exercised. There were 8,466,000 shares authorized for grant under the various Option Plans and 3,036,000 shares available for future grant as of December 31, 2010. Both the shares authorized and shares available exclude 1,553,000 shares under plans in effect prior to 2002 from which we do not intend to re-grant and consider unavailable for future grants.

        The following table provides additional information regarding our Option Plans for the year ended December 31, 2010 as follows (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price
Outstanding at the beginning of the year	3,720	$2.37
Granted during the year	419	5.04
Exercised or converted during the year	(191)	1.99
Forfeited during the year	(71)	1.99

Outstanding at the end of the year	3,877	2.68

Exercisable or convertible at the end of the year	962

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 9—Stock-Based Compensation (Continued)

        The following table summarizes information about our Option Plans as of December 31, 2010 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Range of Exercise Prices
$0.59 to $2.07	2,797	8.41	$1.97	797	$1.98
$2.08 to $4.03	65	8.75	4.03	16	4.03
$4.04 to $8.65	1,015	9.35	4.54	149	4.20

	3,877	8.66	2.68	962	2.35

Aggregate intrinsic value		$10,192			$2,835

        The intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing price as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options and immediately sold their shares on that date. We estimate the fair value of stock options, when new options are granted or when existing option grants are modified, using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant or modification, based on a single employee group and the graded vesting approach, using the following assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected term(1)	5 to 6 years	4 to 5 years	5 to 6 years
Expected volatility(2)	95% to 96%	67% to 87%	40% to 41%
Expected dividends	$0.00	$0.00	$0.00
Risk-free rate(3)	1.9% to 2.3%	1.9% to 2.4%	2.5% to 2.9%

(1)
The expected term was estimated using our historical experience.

(2)
Expected volatility is based on historical trends for our class A common stock over the expected term, and prior to 2010, we used the historical trends of our class A common stock over the expected term, as well as a comparison to peer companies.

(3)
The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

Restricted Stock Awards

        We granted 1,998,000, 591,500 and 437,000 shares of restricted stock to employees and directors for the years ended December 31, 2010, 2009 and 2008, respectively. Stock granted to directors in lieu of director fees are immediately vested. As of December 31, 2010, 2,679,000 shares of restricted stock were unvested.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 9—Stock-Based Compensation (Continued)

        The following table provides additional information regarding the restricted stock awards for the year ended December 31, 2010 (in thousands, except per share data):

	Shares	Weighted- Average Fair Value Per Share
Unvested at the beginning of the year	1,053	$5.57
Granted during the year	1,998	6.98
Vested during the year	(340)	7.12
Forfeited during the year	(32)	5.33

Unvested at the end of the year	2,679	6.43

        The following table provides further information for both our restricted stock and stock option awards (in thousands):

	Year Ended December 31,
	2010	2009	2008
Total fair value of awards granted	$16,057	$11,295	$3,028
Total intrinsic value of awards exercised	796	—	106
Total fair value of awards vested	6,786	566	1,969

Employee Stock Purchase Plan

        Under the terms of our 2010 ESPP, our eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase shares of our class A common stock. The purchase price of each share is 85% of the average of the high and low per share trading price of our class A common stock on the NYSE on the last trading day of each month during the offering period. There were 350,000 shares authorized for grant under this plan and there were 269,000 shares available for future grant as of December 31, 2010. During the year ended December 31, 2010, employees purchased 81,000 shares at a weighted-average price of $3.92.

Note 10—Fair Value Measurements

        We record the fair value of certain financial assets and liabilities on a recurring basis. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 10—Fair Value Measurements (Continued)

consolidated financial statements using the prescribed three-level fair value hierarchy as of December 31, 2010 and 2009 (in thousands):

	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2010:
Assets:
Deferred compensation related investments	$2,010	$—	$—	$2,010
Liabilities:
2006 interest rate hedge	$—	$1,960	$—	$1,960
Deferred compensation related liabilities	$2,010	$—	$—	$2,010
December 31, 2009:
Assets:
Deferred compensation related investments	$2,454	$—	$—	$2,454
Liabilities:
2006 interest rate hedge	$—	$4,181	$—	$4,181
Deferred compensation related liabilities	$2,454	$—	$—	$2,454
Equity value shortfall amount	$—	$—	$627	$627

        The following table details the change in fair value of our Level 3 liability for the year ended December 31, 2010 and 2009 (in thousands):

Equity Value Shortfall Amount
Balance as of October 2, 2009	$1,594
Realized gain from the change in fair value	(967)

Balance as of December 31, 2009	627
Realized gain from the change in fair value	(627)

Balance as of December 31, 2010	$—

        The fair value of the 2006 interest rate hedge is determined based on the present value of future cash flows using observable inputs, including interest rates associated with a similar financial instrument using a series of three-month LIBOR-based loans through November 4, 2011. With respect to the deferred compensation plan, the fair value of deferred compensation is determined based on the fair value of the investments selected by employees.

        The fair value of the Equity Value Shortfall Amount was determined based on an option pricing model reflecting our assumptions about the value that market participants would place on this liability. For further information see Note 2—"Acquisitions".

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans

401(k) Plan

        We provide a defined contribution plan ("401(k) Plan") for almost all of our employees. Effective January 1, 2010, we began making a 3% non-elective contribution for all eligible employees, which vests 100% after two years of service. Historically, we made contributions to the 401(k) Plan on behalf of employee groups that were not covered by our defined benefit retirement plan matching 50% of the employee's contribution up to 6% of the employee's total annual compensation. These contributions vested in 20% annual increments until the employee was 100% vested after five years of service. Company contributions to our 401(k) Plan were suspended during 2009 and were resumed effective January 1, 2010. We contributed $3.5 million, $0.5 million and $2.8 million to the 401(k) Plan in the years ended December 31, 2010, 2009 and 2008, respectively. Effective July 1, 2010, we also made available to certain employees, including our executive officers, the LIN Television Corporation Supplemental Income Deferral Plan. This plan provides benefits to highly compensated employees in circumstances in which the maximum limits established under the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code prevent them from receiving Company contributions. We contributed $0.4 million to this plan during the year ended December 31, 2010.

Retirement Plan

        We have historically provided a defined benefit retirement plan to our employees who did not receive matching contributions from our Company to their 401(k) Plan accounts. Our defined benefit plan is a non-contributory plan under which we made contributions either to: a) traditional plan participants based on periodic actuarial valuations, which are expensed over the expected average remaining service lives of current employees; or b) cash balance plan participants based on 5% of each participant's eligible compensation.

        Effective April 1, 2009, this plan was frozen and we do not expect to make additional benefit accruals to this plan, however we will continue to fund our existing vested obligations. As a result of this action, during the year ended December 31, 2009, we recorded a net curtailment gain that included a $0.4 million charge related to prior service cost and a gain to our projected benefit obligation of $4.0 million as a result of the reduction of future compensation increases.

        We contributed $5.4 million, $0.6 million and $3.0 million to our pension plan during the years ended December 31, 2010, 2009 and 2008, respectively. We anticipate contributing approximately $5.4 million to our pension plan in 2011.

        We record the under-funded status of our defined benefit plan as a liability. The plan assets and benefit obligations of our defined benefit plan are recorded at fair value as of December 31, 2010.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans (Continued)

        Information regarding the change in the projected benefit obligation, the accumulated benefit obligation and the change in the fair value of plan assets are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$108,417	$110,179	$104,185
Service cost	—	385	2,254
Interest cost	6,092	6,353	6,403
Actuarial loss	6,722	867	1,278
Benefits paid	(4,644)	(5,322)	(3,941)
Curtailment	—	(4,045)	—

Projected benefit obligation, end of period	$116,587	$108,417	$110,179

Accumulated benefit obligation	$116,587	$108,417	$104,988

Change in plan assets
Fair value of plan assets, beginning of period	$68,797	$61,482	$86,080
Actual return (loss) on plan assets	8,534	12,049	(23,669)
Employer contributions	5,359	588	3,012
Benefits paid	(4,644)	(5,322)	(3,941)

Fair value of plan assets, end of period	$78,046	$68,797	$61,482

Unfunded status of the plan	$(38,541)	$(39,620)	$(48,697)

Total amount recognized as accrued benefit liability	$(38,541)	$(39,620)	$(48,697)

        The following table includes the pension related accounts recognized on our consolidated balance sheets and the components of accumulated other comprehensive loss related to the net periodic pension benefit costs as follows (in thousands):

	December 31,
	2010	2009
Other accrued expenses (current)	$(400)	$(385)
Other liabilities (long-term)	(38,141)	(39,235)

Total amount recognized as accrued pension benefit liability	$(38,541)	$(39,620)

Accumulated other comprehensive loss:
Net loss, net of tax benefit of $8,815 and $7,101 for the years ended December 31, 2010 and 2009, respectively	$22,179	$19,641
Pension tax liability	5,760	5,760

Accumulated other comprehensive loss related to net periodic pension benefit cost	$27,939	$25,401

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans (Continued)

        The total net loss of $22.2 million, which is net of tax, relates to deferred actuarial losses from changes in discount rates, differences between actual and assumed asset returns and differences between actual and assumed demographic experience (rates of turnover, retirement rates, mortality rates and prior to the plan freeze, rates of compensation increases). During 2011, we expect to amortize net losses of $0.8 million, which are included in accumulated other comprehensive loss, net of tax, as of December 31, 2010.

        Components of net periodic pension benefit cost were (in thousands):

	Year Ended December 31,
	2010	2009	2008
Service cost	$—	$385	$2,254
Interest cost	6,092	6,353	6,403
Expected return on plan assets	(6,446)	(6,610)	(6,823)
Amortization of prior service cost	—	31	123
Amortization of net loss	376	165	243
Curtailment	—	438	—

Net periodic benefit cost	$22	$762	$2,200

        Our expected future pension benefit payments for the next 10 years are as follows (in thousands):

Expected Future Pension Benefit Payments
For Years Ended December 31,
2011	$5,357
2012	5,303
2013	5,482
2014	5,643
2015	5,606
2016 through 2020	33,673

        Weighted-average assumptions used to estimate our pension benefit obligations and to determine our net periodic pension benefit cost are as follows:

	Year Ended December 31,
	2010	2009	2008
Discount rate used to estimate our pension benefit obligation	5.25%	5.75%	6.00%
Discount rate used to determine net periodic pension benefit	5.75%	6.00% - 7.25%	6.25%
Rate of compensation increase	N/A	4.50%	4.50%
Expected long-term rate-of-return on plan assets	8.00%	8.25%	8.25%

        We used the Citigroup Pension Discount Curve to aid in the selection of our discount rate, which we believe reflects the weighted rate of a theoretical high quality bond portfolio consistent with the duration of the cash flows related to our pension liability.

        We considered the current levels of expected returns on a risk-free investment, the historical levels of risk premium associated with each of our pension asset classes, the expected future returns for each of our pension asset classes and then weighted each asset class based on our pension plan asset allocation to

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans (Continued)

derive an expected long-term return on pension plan assets. During the year ended December 31, 2010, our actual rate of return on plan assets was 12.3%.

        Our investment objective is to achieve a consistent total rate-of-return that will equal or exceed our actuarial assumptions and to equal or exceed the benchmarks that we use for each of our pension plan asset classes. The following asset allocation is designed to create a diversified portfolio of pension plan assets that is consistent with our target asset allocation and risk policy:

	Target Allocation	Percentage of Plan Assets at December 31,
Asset Category	2010	2010	2009
Equity securities	60%	63%	63%
Debt securities	40%	37%	37%

	100%	100%	100%

        The following table summarizes our pension plan assets measured at fair value using the prescribed three-level fair value hierarchy as of December 31, 2010 and 2009 (in thousands):

	Quoted Prices in Active Markets	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
December 31, 2010:
Guaranteed deposit account	$—	$7,021	$7,021
U.S. stock funds—small cap	8,835	—	8,835
U.S. stock funds—mid cap	6,359	—	6,359
U.S. stock funds—large cap	25,080	—	25,080
International stock funds—growth	8,711	—	8,711
U.S. bond funds	22,040	—	22,040

Total	$71,025	$7,021	$78,046

December 31, 2009:
Guaranteed deposit account	$—	$5,094	$5,094
U.S. stock funds—small cap	15,314	—	15,314
U.S. stock funds—mid cap	5,441	—	5,441
U.S. stock funds—large cap	14,205	—	14,205
International stock funds—growth	8,607	—	8,607
U.S. bond funds	20,136	—	20,136

Total	$63,703	$5,094	$68,797

        The guaranteed deposit account fair value is determined by multiplying the client's balance in the account by an established interest rate. The U.S. and International stock funds and U.S. bond funds consist of various funds that are valued at the net asset value of units held by the plan at year-end as determined by the custodian, based on fair value of the underlying securities. These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future values. Furthermore,

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans (Continued)

while we believe these valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in different fair value measurement as of the reporting date.

        The following table details the change in fair value of the Level 3 investments for the years ended December 31, 2010 and 2009 (in thousands):

Guaranteed Deposit Account
Balance as of December 31, 2008	$190
Interest income	85
Purchases, sales, issuances and settlements (net)	4,819

Balance as of December 31, 2009	5,094
Interest income	303
Purchases, sales, issuances and settlements (net)	1,624

Balance as of December 31, 2010	$7,021

Note 12—Accumulated Other Comprehensive Loss

        The balance of related after-tax components comprising accumulated other comprehensive loss are summarized below (in thousands):

	December 31,
	2010	2009
Pension tax liability	$(5,760)	$(5,760)
Pension net loss, net of tax benefit of $8,815 and $7,101, respectively	(22,179)	(19,641)
Unrealized loss on derivatives	—	(2,516)

Accumulated other comprehensive loss	$(27,939)	$(27,917)

Note 13—Restructuring

        During the year ended December 31, 2010, we recorded a restructuring charge of $3.3 million as a result of the consolidation of certain activities at our stations and our corporate headquarters, which resulted in the termination of 66 employees. During the year ended December 31, 2010, we made cash payments of $2.4 million related to these restructuring actions. We expect to make cash payments of $0.9 million related to this restructuring during 2011.

        During the year ended December 31, 2009, we recorded a restructuring charge of $0.5 million as a result of the consolidation of certain activities at our stations which resulted in the termination of 28 employees. We made cash payments of $0.5 million during the year ended December 31, 2009 related to this restructuring.

        During 2008, we effected a restructuring that included a workforce reduction and the cancellation of certain syndicated television program contracts. The total charge for the plan was $12.9 million, including $4.3 million for a workforce reduction of 144 employees and $8.6 million for the cancellation of the contracts. We made cash payments of $0.1 million, $9.0 million and $3.6 million during the years ended

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 13—Restructuring (Continued)

December 31, 2010, 2009 and 2008, respectively, related to these restructuring activities. During the year ended December 31, 2010, we recorded a restructuring benefit of $0.2 million related to changes in estimated cash payments for the 2008 restructuring plan.

        The activity for these restructuring charges are as follows (in thousands):

	Severance and Related	Contractual and Other	Total
Balance as of December 31, 2008	$3,493	$5,868	$9,361
Charges	498	—	498
Payments	(3,991)	(5,509)	(9,500)

Balance as of December 31, 2009	$—	$359	$359
Charges	3,229	87	3,316
Payments	(2,315)	(258)	(2,573)
Adjustments	—	(180)	(180)

Balance as of December 31, 2010	$914	$8	$922

Note 14—Related Party Transactions

        During the year ended December 31, 2010, we acquired a non-controlling investment in an interactive service provider that hosts our web sites for $2.0 million. We incurred charges of $1.9 million, $0.8 million and $0.1 million for webhosting services from the provider and paid $2.6 million, $1.4 million and $1.5 million to the provider for web site development and customization during the years ended December 31, 2010, 2009 and 2008, respectively.

Note 15—Commitments and Contingencies

Commitments

        We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2017. In addition, we have entered into commitments for future syndicated entertainment and sports programming. Future payments for these non-cancelable operating leases and

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

agreements, and future payments associated with syndicated television programs as of December 31, 2010 are as follows (in thousands):

	Operating Leases and Agreements	Syndicated Television Programming	Total
Year
2011	$16,893	$24,918	$41,811
2012	15,188	20,852	36,040
2013	6,956	17,161	24,117
2014	4,529	8,242	12,771
2015	1,351	520	1,871
Thereafter	200	—	200

Total commitments	45,117	71,693	116,810
Less recognized liabilities	—	(10,103)	(10,103)

Unrecorded commitments	$45,117	$61,590	$106,707

        Rent expense, resulting from operating leases, was $1.7 million, $2.1 million and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Contingencies

GECC Note

        GECC provided debt financing for a joint venture between NBCUniversal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter. The GECC Note is an obligation of the joint venture. We have a 20% equity interest in the joint venture and NBCUniversal has the remaining 80% equity interest, in which we and NBCUniversal each have a 50% voting interest. NBCUniversal operates two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement. LIN TV has guaranteed the payment of principal and interest on the GECC Note.

        In January 2011, Comcast Corporation acquired control of the business of NBCUniversal through acquisition of a 51% interest in NBCUniversal, LLC, while a majority owned subsidiary of General Electric Company ("GE") owns the remaining 49%. GECC remains a majority-owned subsidiary of GE.

        Our joint venture with NBCUniversal has been adversely impacted by the economic downturn. The joint venture did not distribute any cash to NBCUniversal or us during the years ended December 31, 2010 and 2009. Although the joint venture distributed cash to NBCUniversal and us in the amount of $13.0 million for the year ended December 31, 2008, the cash distribution included nonrecurring cash proceeds of $12.6 million from the sale of broadcast towers.

        In light of the adverse effect of the economic downturn on the joint venture's operating results, in 2009 we entered into an agreement with NBCUniversal, which covered the period from March 6, 2009 through April 1, 2010 (the "Original Shortfall Funding Agreement") and in 2010 we entered into a second agreement, which covered the period from April 2, 2010 through April 1, 2011 ("2010 Shortfall Funding

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

Agreement"). These agreements provided that: i) we and NBCUniversal waived the requirement that the joint venture maintain debt service reserve cash balances of at least $15 million; ii) the joint venture would use a portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note in 2009 and 2010; iii) NBCUniversal agreed to defer its receipt of 2008, 2009 and 2010 management fees; and iv) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBCUniversal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.

        During the year ended December 31, 2010, pursuant to the shortfall funding agreements with NBCUniversal, we made shortfall loans in the aggregate principal amount of $4.1 million to our joint venture, representing our approximate 20% share in cumulative debt service shortfalls at the joint venture. Concurrent with our funding of the shortfall loans, NBCUniversal funded shortfall loans in the aggregate principal amounts of $15.9 million to the joint venture, in respect of its approximate 80% share in the cumulative debt service shortfalls at the joint venture.

        Because of anticipated future cash shortfalls at the joint venture, on March 14, 2011, we and GE entered into an agreement (the "2011 Shortfall Funding Agreement" and together with the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement the "Shortfall Funding Agreements") covering the period from April 2, 2011 through April 1, 2012. Under the terms of the 2011 Shortfall Funding Agreement, we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2012, we and GE would each provide the joint venture with a shortfall loan. Any shortfall loans funded by us under the 2011 Shortfall Funding Agreement will be calculated on the basis of our percentage of economic interest in the joint venture, and GE's share of shortfall loans will be calculated on the basis of NBCUniversal's percentage of economic interest in the joint venture. GE's obligation to fund shortfall loans under the 2011 Shortfall Funding Agreement is conditioned upon (a) amendment of the joint venture's Credit Agreement with GECC and the LLC Agreement governing the joint venture's operations, to permit the joint venture to obtain shortfall loans from GE, and (b) receipt of the consent of Comcast Corporation to the terms and conditions on which GE provides its proportionate share of any shortfall; provided that Comcast's consent may not be unreasonably withheld. NBCUniversal has acknowledged and agreed to the terms of the 2011 Shortfall Funding Agreement.

        Under the terms of the joint venture's TV Master Service Agreement with NBCUniversal, management fees incurred by the joint venture to NBCUniversal during the term of the 2011 Shortfall Funding Agreement will continue to accrue, but are not payable if any existing joint venture shortfall loans remain outstanding. Management fees payable in arrears attributable to 2008, 2009, and 2010 are also not payable to NBCUniversal if any existing joint venture shortfall loans remain outstanding.

        We recognize shortfall funding liabilities to the joint venture on our balance sheet when those liabilities become both probable and estimable, which occurs when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur and when we have reached or intend to reach a shortfall funding agreement with covering the budgeted or forecasted period. Based on 2011 forecast information provided by joint venture management and our estimate of joint venture cash flows through March 31, 2012, we estimate our share of shortfall funding could be approximately $1.9 million through March 31, 2012. Actual cash shortfalls at the joint venture could vary from our current estimates. Cash shortfalls at the joint

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

venture beyond March 31, 2012 are not currently estimable or probable; therefore, we have not accrued for any potential obligations beyond $1.9 million.

        Our ability to honor our shortfall loan obligations under the Shortfall Funding Agreements is limited by certain covenants contained in our Amended Credit Agreement and the indentures governing our 8 3/8% senior notes and our 6 1/2% senior subordinated notes. Based on the 2011 budget provided by joint venture management, and our forecast of total leverage and consolidated EBITDA during 2011 and 2012, we expect to have the capacity within these restrictions to provide shortfall funding under Shortfall Funding Agreements in proportion to our approximately 20% economic interest in the joint venture through the April 1, 2012 expiration of the 2011 Shortfall Funding Agreement. However, there can be no assurance that we will have the capacity to provide such funding. If we are unable to make payments under the Shortfall Funding Agreements, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default. In addition, if the joint venture experiences further cash shortfalls beyond April 1, 2012, we may decide to fund such cash shortfalls, or to fund such shortfalls through further loans or equity contributions to the joint venture.

        An event of default under the GECC Note will occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due and payable, or to pay the principal amount on the maturity date. If the joint venture fails to pay interest on the GECC Note, and no shortfall loan to fund the interest payment is made within 90 days of the date due and payable, an event of default would occur and GECC could accelerate the maturity of the entire amount due under the GECC Note. Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBCUniversal and us. Upon an event of default under the GECC Note, GECC's only recourse is to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the GECC Note.

        Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined upon occurrence of the following events: i) there is an event of default; ii) the default is not remedied; and iii) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note. Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between i) the total amount at which the joint venture's assets were sold and ii) the principal amount and any unpaid interest due under the GECC Note. As of December 31, 2010, we estimate the fair value of the television stations in the joint venture to be approximately $254.1 million less than the outstanding balance of the GECC note of $815.5 million.

        Although we believe the probability is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note during 2011, there can be no assurances that such an event of default will not occur. There are no financial or similar covenants in the GECC Note. In addition, since both NBCUniversal and LIN Television have agreed to fund interest payments through April 1, 2011, and GE and LIN Television have agreed to fund interest payments from April 2, 2011 through April 1, 2012, if the joint venture is unable to generate sufficient cash to service interest payments on the GECC Note, NBCUniversal or GE, and LIN Television are able to control the occurrence of a default under the GECC Note.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

        If an event of default occurs under the GECC Note, LIN TV, which conducts all of its operations through its subsidiaries, could experience material adverse consequences, including:

  •
  GECC, after exhausting all remedies against the joint venture, could enforce its rights under the guarantee, which could cause LIN TV to determine that LIN Television should seek to sell material assets owned by it in order to satisfy LIN TV's obligations under the guarantee;

  •
  GECC's initiation of proceedings against LIN TV under the guarantee could result in a change of control or other material adverse consequences to LIN Television, which could cause an acceleration of LIN Television's senior secured credit facility and other outstanding indebtedness; and

  •
  if the GECC Note is prepaid because of an acceleration on default or otherwise, LIN TV would incur a substantial tax gain of approximately $815.5 million related to its deferred gain associated with the formation of the joint venture. This amount of gain, exclusive of any potential utilization of net operating loss carryforwards, would be subject to U.S. Federal and various State tax rates of 35% and approximately 3% (net of Federal benefit), respectively.

Litigation

        We are currently and from time-to-time involved in litigation incidental to the conduct of our business. In the opinion of our management, such litigation as of December 31, 2010 is not likely to have a material adverse effect on our financial position, results of operations or cash flows.

Note 16—Income Taxes

        The income (loss) before income taxes was solely from domestic operations. The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$340	$579	$—
State	620	452	429

Total current	$960	$1,031	$429

Deferred:
Federal	$18,467	$5,588	$(188,386)
State	799	7,222	(34,208)

Total deferred	19,266	12,810	(222,594)

Total current and deferred	$20,226	$13,841	$(222,165)

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 16—Income Taxes (Continued)

        The following table reconciles the amount that would be calculated by applying the 35% federal statutory rate to income (loss) before income taxes to the actual provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2010	2009	2008
Provision (benefit) assuming federal statutory rate	$19,854	$8,190	$(369,937)
State taxes, net of federal tax benefit	2,419	2,978	(35,306)
State tax law changes, net of federal tax benefit	(281)	3,321	6,195
Change in valuation allowance	(1,216)	(2,171)	39,419
Impairment of goodwill	(220)	60	137,134
Stock compensation	366	580	—
Other	(696)	883	330

	$20,226	$13,841	$(222,165)

Effective income tax rate on continuing operations	35.7%	59.2%	21.0%

        The components of the net deferred tax liability are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax liabilities:
Deferred gain related to equity investment in NBC joint venture	$264,309	$264,556
Property and equipment	13,557	15,296
Deferred gain on debt repurchase	18,356	18,274
Other	6,878	6,182

Total	$303,100	$304,308

Deferred tax assets:
Net operating loss carryforwards	$(137,030)	$(131,645)
Equity investments	(1,404)	(1,340)
Intangible assets	199	(20,239)
Other	(38,858)	(42,153)
Valuation allowance	59,990	57,501

Total	(117,103)	(137,876)

Net deferred tax liabilities	$185,997	$166,432

        We maintain a valuation allowance related to our deferred tax asset position when management believes it is more likely than not that the net deferred tax assets will not be realized in the future. Our valuation allowance was $60.0 million as of December 31, 2010, which represents an increase of $2.5 million for the year ended December 31, 2010. This increase is primarily attributable to additional 2010 taxable loss generated. Components of our valuation allowance were:

  •
  Federal net operating loss carryforwards of $35.1 million;

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 16—Income Taxes (Continued)

  •
  State net operating loss carryforwards of $17.3 million;

  •
  State deferred tax assets of $0.5 million recorded in connection with the acquisitions of stations in 2005 and 2006; and

  •
  State deferred tax assets of $7.1 million related to the impairment of the broadcast licenses and goodwill.

        As of December 31, 2010, we had federal net operating loss carryforwards of approximately $342.3 million that begin to expire in 2020. Additionally, we had state net operating loss carryforwards that vary by jurisdiction (tax effected, net of federal benefit) of approximately $17.3 million, expiring through 2030. The Company's historical net operating loss carryforward and corresponding valuation allowance has been revised to conform with the current year presentation. As such, the Company's December 31, 2009 net operating loss carryforward and corresponding valuation allowance have been increased by approximately $6.5 million to $131.6 million and $57.5 million, respectively.

        The Company's uncertain tax positions for the years ended December 31, 2010, 2009, and 2008 is limited to certain unrecognized state benefits totaling $26.6 million, $24.5 million and $22.5 million, respectively. The annual increase reflects additional state benefits offset by expiring losses of $0.5 million for 2010 and 2009. We file a consolidated federal income tax return and we file numerous other consolidated and separate income tax returns in U.S. state jurisdictions. Tax years 2006-2009 remain open to examination by major taxing jurisdictions.

Note 17—Accrued Expenses

        Accrued expenses consisted of the following (in thousands):

	December 31,
	2010	2009
Accrued compensation	$7,914	$7,303
Accrued contract costs	6,978	6,739
Accrued interest	6,943	3,617
Accrued shortfall loan to SVH (See Note 15—"Commitments and Contingencies")	1,922	6,000
Accrued barter, net	73	3,978
Other accrued expenses	18,523	14,279

Total	$42,353	$41,916

Note 18—Subsequent Events

Joint Venture with NBC Universal:

        On March 14, 2011, because of anticipated future debt service shortfalls at the NBC joint venture, we and GE entered into the 2011 Shortfall Funding Agreement. For further information on the 2011 Shortfall Funding Agreement see Note 15—"Commitments and Contingencies".

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 19—Unaudited Quarterly Data

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except per share data)
Net revenues	$91,845	$99,460	$103,616	$125,126
Operating income	$16,280	$25,058	$26,835	$44,164
Net income	$3,501	$3,644	$8,271	$21,082
Basic and diluted income per common share:
Net income, basic	$0.07	$0.07	$0.15	$0.38
Net income, diluted	$0.06	$0.07	$0.15	$0.37
Weighted-average number of common shares outstanding used in calculating income per common share:
Basic	52,827	53,785	54,734	54,864
Diluted	54,475	55,624	56,113	56,270

	Quarter Ended
	March 31, 2009		June 30, 2009		September 30, 2009	December 31, 2009
	(in thousands, except per share data)
Net revenues	$74,475		$82,517		$81,371	$101,111
Operating income (loss)	$4,757		$(25,814	)(1)	$13,787	$29,383	(3)
Income (loss) from continuing operations	$25,006		$(25,334)		$(875)	$10,762	(3)
Loss from discontinued operations	$(284	)(2)	$(162	)(2)	$—	$—
Net income (loss)	$24,722		$(25,496)		$(875)	$10,762
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.49		$(0.50)		$(0.02)	$0.21
Loss from discontinued operations	(0.01)		—		—	—

Net income (loss)	$0.48		$(0.50)		$(0.02)	$0.21

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.49		$(0.50)		$(0.02)	$0.21
Loss from discontinued operations	(0.01)		—		—	—

Net income (loss)	$0.48		$(0.50)		$(0.02)	$0.21

Weighted-averarge number of common shares outstanding used in calculating income (loss) per common share:
Basic	51,114		51,128		51,367	52,272
Diluted	51,122		51,128		51,367	53,286

(1)
Includes an impairment charge of $39.9 million, including $37.2 million impairment to the carrying value of our broadcast licenses and $2.7 million impairment to the carrying values of our goodwill.

(2)
Includes the results of operations of the Banks Broadcasting joint venture.

(3)
Includes an out of period adjustment for a gain on the exchange of equipment of $0.9 million and $0.5 million in operating income and income from continuing operations, respectively, that should have been recorded in third quarter of 2009. We concluded this amount was immaterial to our financial statements as of September 30, 2009 and have corrected the item as an out of period adjustment.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 20—Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cash paid for interest expense	$43,680	$41,048	$49,260

Cash (refunded from) paid for income taxes—continuing operations	$(345)	$16	$1,152
Cash (refunded from) income taxes—discontinued operations	—	—	(6)

Cash (refunded from) paid for income taxes	$(345)	$16	$1,146

Non-cash investing activities:
Accrual for estimated joint venture loan	$—	$6,000	$—

KNVA-TV:
Fair value of broadcast license acquired	$—	$—	$8,661
Cash paid	—	—	(973)

Liabilities assumed	$—	$—	$7,688

        On May 27, 2009, the FCC approved the transfer of the shares of 54 Broadcasting to Vaughan Media, LLC ("Vaughan Media"). 54 Broadcasting holds the FCC broadcast license to KNVA-TV in Austin, TX, for which we provide programming under a local marketing agreement. We assigned our option to purchase the shares of 54 Broadcasting to Vaughan Media, which acquired the stock of 54 Broadcasting on July 27, 2009. Pursuant to the settlement agreement we reached on March 2, 2009 with the former stockholders of 54 Broadcasting, as a result of a complaint filed against us and Vaughan Media by 54 Broadcasting alleging that our assignment and subsequent exercise were not valid, on the date of the closing of this transfer, we made a payment of $6.0 million to 54 Broadcasting prior to Vaughan Media's exercise of the option to purchase the shares of 54 Broadcasting. We incurred approximately $1.7 million of legal and other expenses associated with the consummation of this transaction.

Note 21—Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Operations	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts as of December 31,
2010	$2,272	$1,331	$(1,370)	$2,233
2009	$2,761	$791	$(1,280)	$2,272
2008	$1,640	$2,458	$(1,337)	$2,761
Valuation allowance on state and federal deferred tax assets as of December 31,
2010	$57,501	$2,489	$—	$59,990
2009(A)	$59,672	$(2,171)	$—	$57,501
2008(A)	$20,253	$39,419	$—	$59,672

(A)
Refer to Note 16—"Income Taxes" for a description of a revision to our valuation allowance on deferred tax assets.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of LIN Television Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LIN Television Corporation and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Hartford, CT
March 16, 2011

LIN Television Corporation

Consolidated Balance Sheets

	December 31,
	2010	2009(A)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,648	$11,105
Restricted cash	—	2,000
Accounts receivable, less allowance for doubtful accounts (2010—$2,233; 2009—$2,272)	82,486	73,948
Other current assets	5,921	7,118

Total current assets	100,055	94,171
Property and equipment, net	154,127	165,061
Deferred financing costs	7,759	8,389
Goodwill	117,259	117,259
Broadcast licenses and other intangible assets, net	397,280	398,877
Other assets	13,989	6,746

Total assets	$790,469	$790,503

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Current portion of long-term debt	$9,573	$16,372
Accounts payable	8,003	6,556
Accrued expenses	42,353	41,916
Program obligations	9,528	10,319

Total current liabilities	69,457	75,163
Long-term debt, excluding current portion	613,687	666,582
Deferred income taxes, net	185,997	166,432
Program obligations	7,240	2,092
Other liabilities	45,520	53,795

Total liabilities	921,901	964,064

Commitments and Contingenices (Note 15)
Stockholder's deficit:
Common stock, $0.00 par value, 1,000 shares	—	—
Investment in parent company's stock, at cost	(7,869)	(7,869)
Additional paid-in capital	1,110,343	1,104,690
Accumulated deficit	(1,205,967)	(1,242,465)
Accumulated other comprehensive loss	(27,939)	(27,917)

Total stockholder's deficit	(131,432)	(173,561)

Total liabilities and stockholder's deficit	$790,469	$790,503

(A)
Refer to Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" for a description of the revision to the consolidated balance sheet as of December 31, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008(A)
	(in thousands)
Net revenues	$420,047	$339,474	$399,814
Operating costs and expenses:
Direct operating	123,336	108,419	118,483
Selling, general and administrative	106,959	101,115	115,287
Amortization of program rights	23,793	24,631	23,946
Corporate	23,984	18,090	20,340
Depreciation	28,129	30,365	29,713
Amortization of intangible assets	1,597	649	264
Impairment of goodwill, broadcast licenses and broadcast equipment	—	39,894	1,033,645
Restructuring charge	3,136	498	12,902
(Gain) loss from asset dispositions	(3,224)	(6,300)	2,062

Operating income (loss)	112,337	22,113	(956,828)
Other expense (income):
Interest expense, net	51,525	44,286	54,635
Share of loss in equity investments	169	6,128	52,703
Loss (gain) on derivative instruments	1,898	(208)	(105)
Loss (gain) on extinguishment of debt	2,749	(50,149)	(8,822)
Other, net	(728)	(1,344)	1,720

Total other expense (income), net	55,613	(1,287)	100,131
Income (loss) from continuing operations before provision for (benefit from) income taxes	56,724	23,400	(1,056,959)
Provision for (benefit from) income taxes	20,226	13,841	(222,165)

Income (loss) from continuing operations	36,498	9,559	(834,794)
Discontinued operations:
(Loss) income from discontinued operations, net of a gain from the sale of discontinued operations of $11 in 2009 and a (benefit from) provision for income taxes of $(677) and $296 for the year ended December 31, 2009 and 2008, respectively	—	(446)	23

Net income (loss)	$36,498	$9,113	$(834,771)

(A)
Refer to Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" for a description of the revision to the consolidated statement of operations for the year ended December 31, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Stockholder's Deficit and Comprehensive Income
(in thousands, except share data)

				Investment in Parent Company's Common Stock, at cost
		Common Stock					Accumulated Other Comprehensive Loss
	Total Deficit				Additional Paid-In Capital	Accumulated Deficit		Total Stockholder's Deficit	Comprehensive Income
		Shares	Amount
Balance at December 31, 2009(A)	$(173,561)	1,000	$—	$(7,869)	$1,104,690	$(1,242,465)	$(27,917)	$(173,561)
Amortization of net loss, net of tax of $1,720	(2,538)	—		—	—	—	(2,538)	(2,538)	(2,538)
Unrealized gain on cash flow hedge, net of tax of $1,603	2,516	—	—	—	—	—	2,516	2,516	2,516
Stock-based compensation	5,653	—	—	—	5,653	—	—	5,653
Net income	36,498	—	—	—	—	36,498	—	36,498	36,498

Comprehensive income—2010									$36,476

Balance at December 31, 2010	$(131,432)	1,000	$—	$(7,869)	$1,110,343	$(1,205,967)	$(27,939)	$(131,432)

(A)
Refer to Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" for a description of the revision to the consolidated statement of stockholder's deficit and comprehensive income as of December 31, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Stockholder's Deficit and Comprehensive Income

(in thousands, except share data)

				Investment in Parent Company's Common Stock, at cost
		Common Stock					Accumulated Other Comprehensive Loss
	Total Deficit				Additional Paid-In Capital	Accumulated Deficit		Total Stockholder's Deficit	Noncontrolling Interest	Comprehensive Income
		Shares	Amount
Balance at December 31, 2008(A)	$(186,657)	1,000	$—	$(18,005)	$1,102,448	$(1,243,497)	$(34,634)	$(193,688)	$7,031
Amortization of prior service cost, net of tax of $184	283	—	—	—	—	—	283	283	—	283
Amortization of net loss, net of tax of $3,593	5,208	—	—	—	—	—	5,208	5,208	—	5,208
Pension tax liability, net of tax	(20)	—	—	—	—	—	(20)	(20)	—	(20)
Unrealized gain on cash flow hedge, net of tax of $858	1,246	—	—	—	—	—	1,246	1,246	—	1,246
Issuance of treasury stock (See Note 2—"Acquisitions")	2,055	—	—	2,055	—	—	—	2,055	—
Loss on issuance of treasury stock	—			8,081		(8,081)	—	—	—
Tax provision from stock exercises	(171)	—	—	—	(171)	—	—	(171)	—
Stock-based compensation	2,413	—	—	—	2,413	—	—	2,413	—
Distribution to minority shareholders	(2,644)	—	—	—	—	—	—	—	(2,644)
Net income (loss)	4,726	—	—	—	—	9,113	—	9,113	(4,387)	9,113

Comprehensive income—2009										$15,830

Balance at December 31, 2009(A)	$(173,561)	1,000	$—	$(7,869)	$1,104,690	$(1,242,465)	$(27,917)	$(173,561)	$—

(A)
Refer to Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" for a description of the revision to the consolidated statements of stockholder's deficit and comprehensive income as of December 31, 2008 and December 31, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Stockholder's Equity (Deficit) and Comprehensive Loss

(in thousands, except share data)

				Investment in Parent Company's Common Stock, at cost
		Common Stock					Accumulated Other Comprehensive Loss	Total Stockholder's Equity (Deficit)
	Total Equity (Deficit)				Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Comprehensive Loss
		Shares	Amount
Balance at December 31, 2007	$665,144	1,000	$—	$(18,005)	$1,096,982	$(408,726)	$(14,153)	$656,098	$9,046
Amortization of prior service cost, net of tax of $49	76	—	—	—	—	—	76	76	—	76
Amortization of net loss, net of tax of $12,595	(18,935)	—	—	—	—	—	(18,935)	(18,935)	—	(18,935)
Unrealized loss on cash flow hedge, net of tax of $1,076	(1,622)	—	—	—	—	—	(1,622)	(1,622)	—	(1,622)
Tax provision from stock exercises	(361)	—	—	—	(361)	—	—	(361)	—
Stock-based compensation, continuing operations	5,817	—	—	—	5,817	—		5,817	—
Stock-based compensation, discontinued operations	10	—	—	—	10	—		10	—
Net loss(A)	(836,786)	—	—	—	—	(834,771)		(834,771)	(2,015)	(834,771)

Comprehensive loss—2008										$(855,252)

Balance at December 31, 2008(A)	$(186,657)	1,000	$—	$(18,005)	$1,102,448	$(1,243,497)	$(34,634)	$(193,688)	$7,031

(A)
Refer to Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" for a description of the revision to the consolidated statement of stockholder's equity (deficit) and comprehensive income as of December 31, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008(A)
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$36,498	$9,113	$(834,771)
Loss (income) from discontinued operations	—	446	(23)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	28,129	30,365	29,713
Amortization of intangible assets	1,597	649	264
Impairment of goodwill, broadcast licenses and broadcast equipment	—	39,894	1,033,645
Amortization of financing costs and note discounts	4,519	4,273	5,860
Amortization of program rights	23,793	24,631	23,946
Program payments	(26,915)	(25,005)	(26,854)
Loss (gain) on extinguishment of debt	2,749	(50,149)	(8,822)
Loss (gain) on derivative instruments	1,898	(208)	(105)
Share of loss in equity investments	169	6,128	52,703
Deferred income taxes, net	18,118	18,274	(235,856)
Stock-based compensation	4,863	2,413	4,523
(Gain) loss from asset dispositions	(3,224)	(6,300)	2,062
Other, net	(2,838)	(159)	(2,636)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,538)	(3,857)	21,304
Other assets	2,239	1,169	4,405
Accounts payable	1,447	(2,839)	(3,427)
Accrued interest expense	3,326	(918)	(483)
Other liabilities and accrued expenses	2,400	(20,573)	19,587

Net cash provided by operating activities, continuing operations	90,230	27,347	85,035
Net cash used in operating activities, discontinued operations	—	(101)	(1,239)

Net cash provided by operating activities	90,230	27,246	83,796

INVESTING ACTIVITIES:
Capital expenditures	(17,648)	(10,247)	(28,537)
Cash paid for broadcast license rights	—	(7,561)	—
Change in restricted cash	2,000	(2,000)	—
Payments for business combinations, net of cash acquired	(575)	(1,236)	—
Distributions from equity investments	—	—	2,649
Proceeds from the sale of assets	200	783	—
Payments on derivative instruments	(2,226)	—	—
Shortfall loans to joint venture with NBCUniversal	(4,079)	—	—
Other investments, net	(1,980)	—	2,167

Net cash used in investing activities, continuing operations	(24,308)	(20,261)	(23,721)
Net cash provided by (used in) investing activities, discontinued operations	660	5,875	(734)

Net cash used in investing activities	(23,648)	(14,386)	(24,455)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	790	—	1,301
Proceeds from borrowings on long-term debt	213,000	91,000	165,000
Principal payments on long-term debt	(274,351)	(106,379)	(244,335)
Payment of long-term debt issue costs	(5,033)	(3,838)	(1,232)

Net cash used in financing activities, continuing operations	(65,594)	(19,217)	(79,266)
Net cash used in financing activities, discontinued operations	(445)	(2,644)	—

Net cash used in financing activities	(66,039)	(21,861)	(79,266)

Net increase (decrease) in cash and cash equivalents	543	(9,001)	(19,925)
Cash and cash equivalents at the beginning of the period	11,105	20,106	40,031

Cash and cash equivalents at the end of the period	$11,648	$11,105	$20,106

(A)
Refer to Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" for a description of the revision to the consolidated statement of cash flows for the year ended December 31, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation

Notes to Consolidated Financial Statements

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

        LIN Television Corporation ("LIN Television"), together with its subsidiaries, is a television station group operator in the United States. LIN Television and its subsidiaries are affiliates of HM Capital Partners LLC ("HMC"). In these notes, the terms "Company," "we," "us" or "our" mean LIN Television Corporation and all subsidiaries included in our consolidated financial statements. LIN Television is a wholly-owned subsidiary of LIN TV Corp. ("LIN TV")

        All of our consolidated wholly-owned subsidiaries fully and unconditionally guarantee LIN Television's senior secured credit facility, 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B and 8 3/8% Senior Notes due 2018 (the "Senior Notes") on a joint-and-several basis.

        Our consolidated financial statements reflect the operations of Banks Broadcasting, Inc. (the "Banks Broadcasting joint venture") as discontinued for all periods presented. (See Note 3—"Discontinued Operations" for further discussion of our discontinued operations.)

        The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. Our significant accounting policies are described below.

Principles of consolidation

        The accompanying consolidated financial statements include the accounts of our Company and its subsidiaries, all of which are wholly-owned. We review all local marketing agreements, shared services agreements or joint sales agreements, to evaluate whether consolidation of such arrangements is required. All significant intercompany accounts and transactions have been eliminated. We conduct our business through our subsidiaries and have no operations or assets other than our investment in our subsidiaries and equity-method investments. We operate in one reportable segment.

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

Cash and cash equivalents

        Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. All of our available cash is on deposit with banking institutions that we believe to be financially sound. We had no material losses on our cash or cash equivalents during fiscal 2010. Beginning in 2009, we maintained a $2.0 million compensating balance related to a line of credit with one of our creditors, which was classified as restricted cash in our consolidated balance sheet. During 2010, we were no longer required to maintain this compensating balance, and, therefore, as of December 31, 2010 we have no amounts of restricted cash.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

Nonmonetary exchanges

        We exchange productive assets, such as broadcast equipment, with third parties through nonmonetary exchanges. We recognize gains or losses on nonmonetary exchanges in an amount equal to the difference between the fair value of the assets received and the carrying value of the assets surrendered.

Equity investments

        Equity investments that we do not have a controlling interest in are accounted for using the equity method. Our share of the net income or loss for these investments, including any equity investment impairments, is included in share of loss from equity investments on our consolidated statement of operations. We review our interest in our equity investments for impairment if there is a series of operating losses or other factors that may indicate that there is a decrease in the value of our investment that is other than temporary.

Revenue recognition

        We recognize advertising and other program-related revenue during the period in which advertising or programs are aired on our television stations or carried by our web sites or the web sites of our advertiser network. We recognize retransmission consent fees in the period in which these services are performed.

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

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

not record barter revenue or expenses related to network programs. Barter revenue and expense included in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Barter revenue	$5,832	$4,777	$4,812
Barter expense	(5,452)	(4,932)	(5,016)

	$380	$(155)	$(204)

Advertising expense

        Advertising costs are expensed as incurred. We incurred advertising costs in the amounts of $3.4 million, $3.2 million and $5.5 million in the years ended December 31, 2010, 2009 and 2008, respectively.

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

        We test the impairment of goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the station and prevailing values in the markets for broadcasting properties. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing a hypothetical purchase price allocation, using the station's fair value (as determined in step one) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recognized in an amount equal to that excess, but not more than the carrying value of the goodwill. An impairment assessment could be triggered by a significant reduction, or a forecast of such reductions, in operating results or cash flows at one or more of our television stations, a significant adverse change in the national or local advertising marketplaces in which our television stations operate, or by adverse changes to Federal Communications Commission ("FCC") ownership rules, among other factors. We recorded impairment charges during 2009 and 2008, which are more fully described in Note 6—"Intangible Assets".

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Long-lived assets

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

Program rights

        Program rights are recorded as assets when the license period begins and the programs are delivered to our stations for broadcasting, at the gross amount of the related obligations. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered non-current. Program costs are charged to operations over their estimated broadcast periods in a manner consistent with actual usage.

        If the estimated net realizable value of acquired programming rights is less than unamortized cost (i.e. due to poor ratings), we would recognize an impairment charge to reduce the carrying value of the program rights to their net realizable value. We recorded no impairments to our program rights during the year ended December 31, 2010, 2009 or 2008.

        Program obligations are classified as current or non-current in accordance with the payment terms of the license agreement.

Stock-based compensation

        As of December 31, 2010, we have several stock-based employee compensation plans, which are described more fully in Note 9—"Stock-Based Compensation". We estimate the fair value of stock option awards using a Black-Scholes valuation model. The Black-Scholes valuation model requires us to make assumptions and judgments about the variables used in the calculation, including the option's expected life, the expected volatility of the underlying stock and the number of stock option awards that are expected to be forfeited. The expected life represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Expected volatility is based on historical trends for LIN TV's class A common stock over the expected term, and prior to 2010, we used the historical trends of LIN TV's class A common stock over the expected term, as well as a comparison to peer companies. Expected forfeitures are estimated using historical experience. If future changes in estimates differ significantly from our current estimates, our future stock-based compensation expense and results of operations could be materially impacted.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The following table presents the stock-based compensation expense included in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2010	2009	2008
Direct operating	$313	$308	$536
Selling, general and administrative	926	586	1,057
Corporate	3,624	1,519	2,930

Stock-based compensation expense before tax	4,863	2,413	4,523
Income tax benefit (at 35% statutory rate)	(1,702)	(845)	(1,583)

Net stock-based compensation expense	$3,161	$1,568	$2,940

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

2008 and 2009 revisions

        During the fourth quarter of 2010, we identified a $4.4 million understatement of goodwill related to our joint venture with NBCUniversal, all of which was written off as an impairment charge in 2008, and related deferred tax liabilities, attributable to the initial joint venture purchase accounting in 1998. We corrected this error through revision of the 2008 financial statements by recording an additional $4.4 million of goodwill impairment expense, increasing impairment expense to $1,033.6 million and increasing deferred tax liabilities by $4.4 million to $146.1 million. As a result, net loss for 2008 increased from $830.4 million to $834.8 million, and accumulated deficit as of December 31, 2009 was increased from $(1,238.1) million to $(1,242.5) million. Based on an analysis of qualitative and quantitative factors, this adjustment was deemed immaterial to all periods previously reported.

Concentration of credit risk

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade receivables. Concentration of credit risk with respect to cash and cash equivalents and investments are limited as we maintain primary banking relationships with only large nationally recognized institutions. We evaluated the viability of these institutions as of December 31, 2010 and we believe our risk is minimal. Credit risk with respect to trade receivables is limited, as our trade receivables are primarily related to advertising revenues generated from a large diversified group of local and nationally recognized advertisers and advertising agencies. We do not require

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

collateral or other security against trade receivable balances, however, we do maintain reserves for potential bad debt losses, which are based on historical bad debt write-offs, and such reserves and bad debts have been within management's expectations for all years presented.

        Additionally, management performs a quarterly assessment of the critical terms of the interest rate hedge including, among other matters, an assessment of the counterparties' creditworthiness. Based on our assessment as of December 31, 2010, we do not believe there is a significant risk associated with the creditworthiness of our interest rate hedge counterparty.

        If we incur additional indebtedness or amend or replace our current indebtedness, current conditions in the capital markets may impact our ability to refinance our debt or to refinance our debt on terms similar to our existing debt agreements.

Fair value of financial instruments

        Certain financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value. For certain financial assets and liabilities recorded at fair value on a recurring basis we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. For more information on our assets and liabilities measured at fair value using the prescribed three-level fair value hierarchy see Note 10—"Fair Value Measurements".

Derivative financial instruments

        Derivatives are required to be recorded as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the fair values of derivatives are recognized immediately or deferred, depending on the use of the derivative and whether or not it qualifies as a hedge. We have historically used derivative financial instruments in the management of our interest rate exposure for our long-term debt, principally our senior secured credit facility. We do not enter into derivative financial instruments for speculative trading purposes.

Retirement plans

        We have a defined benefit retirement plan covering certain of our employees. Our pension benefit obligations and related costs are calculated using prescribed actuarial concepts. Additionally, we record the unfunded status of our plan on our consolidated balance sheet. Effective April 1, 2009, this plan was frozen and we do not expect to make additional benefit accruals to this plan, however we will continue to fund our existing vested obligations.

Recently issued accounting pronouncements

        In December 2010, there were amendments to the goodwill impairment test for reporting units with zero or negative carrying amounts. These amendments modify step one of the goodwill impairment test, requiring units with zero or negative carrying amounts to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We adopted this guidance effective January 1, 2011, and do not expect the adoption to have an impact on our interim or annual impairment tests of goodwill.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        In October 2009, there were revisions to the accounting standard for revenue arrangements with multiple deliverables. The revisions address how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The revisions are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this guidance effective January 1, 2011, and the adoption did not have a material impact on our financial position or results of operations.

Note 2—Acquisitions

ACME Communications, Inc.

        On May 28, 2010, we entered into a shared services arrangement and related agreements with ACME Communications, Inc. ("ACME") with respect to ACME's television stations KWBQ-TV, KRWB-TV, and KASY-TV in the Albuquerque-Santa Fe, NM market; WBDT-TV in the Dayton, OH market; and WCWF-TV (f/k/a WIWB-TV) in the Green-Bay-Appleton, WI market. Additionally, we entered into a joint sales agreement with ACME for WBDT-TV and WCWF-TV. Concurrent with the execution of these agreements, we entered into an option agreement, giving us the right to acquire certain assets of the stations covered under these agreements, or giving ACME the right, starting in January 2013 and subject to certain conditions, including regulatory approval, to put any or all of those assets to us at the greater of a defined purchase price or the then-current fair market value.

        On August 26, 2010, we exercised our option to acquire WCWF-TV and certain assets of WBDT-TV. We assigned our rights to acquire the remaining WBDT-TV assets, including the FCC license, to WBDT Television, LLC. The aggregate purchase price for both stations is $11.5 million, of which we agreed to pay approximately $10.6 million and WBDT Television, LLC agreed to pay approximately $0.9 million. On September 3, 2010, we funded $0.6 million of the purchase price into an escrow account, which is included in other current assets in our consolidated balance sheet. We also have the option to fund 50% of our portion of the purchase price with unregistered shares of LIN TV's class A common stock. Completion of the transaction is subject to regulatory approvals and certain other terms and conditions.

RMM

        On October 2, 2009, we acquired Red McCombs Media, LP ("RMM"), an online advertising and media services company based in Austin, Texas. The acquisition provides us with a national interactive footprint and significantly expands our multi-platform offerings by providing national online advertising and enhanced services, including targeted display, rich media, video advertising, custom-built vertical channels, search engine marketing, search engine optimization, and mobile marketing. The acquisition was effected through the merger of RMM with and into Primeland Television, Inc., a wholly-owned subsidiary of LIN Television, which subsequently changed its name to Primeland, Inc. ("Primeland").

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Acquisitions (Continued)

        The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the acquisition (in thousands):

Current assets	$1,852
Non-current assets	6,812
Goodwill	2,773
Current liabilities	(1,855)
Long-term debt assumed	(2,739)

Total	$6,843

Cash consideration	$1,236
Equity consideration	2,056
Long-term note to sellers	1,957
Equity value shortfall amount	1,594

Total contributed capital	$6,843

        As part of the merger consideration, we issued 933,610 shares of class A common stock, from shares held within treasury, to the former owners of RMM. The number of shares of class A common stock issued by us to the sellers was subject to an adjustment in the event that the value of the equity consideration was less than $4.5 million as of the six month anniversary of the acquisition (such difference, the "Equity Value Shortfall Amount"). As of the acquisition date, we classified the Equity Value Shortfall Amount as a current liability, and estimated the fair value to be $1.6 million, which was based on an option pricing model reflecting our assumptions about the value that market participants would place on this liability. Between October 2, 2009 and December 31, 2009, the value of LIN TV's class A common stock increased. As a result, as of December 31, 2009 the fair value of the Equity Value Shortfall Amount decreased to $0.6 million. On April 2, 2010, the six-month anniversary date of the acquisition of RMM, the fair value of LIN TV's class A common stock exceeded $4.5 million, resulting in no further consideration. Therefore, we recorded a gain in other, net of $0.6 million and $1.0 million in our consolidated statement of operations for the years ended December 31, 2010 and 2009, respectively, and the liability was permanently relieved from our consolidated balance sheet as of December 31, 2010.

        In connection with the acquisition, we recognized $2.8 million of goodwill, all of which is amortizable for tax purposes. The goodwill primarily represents synergies between us and RMM that we expect to benefit from as a result of expanded distribution channels provided by RMM's broad advertising network. Additionally, we recognized $6.6 million of other finite-lived intangible assets, all of which are amortizable for tax purposes, and are primarily comprised of advertiser relationships, completed technology and management non-compete agreements.

        Additionally, in connection with the acquisition we entered into an incentive compensation arrangement with certain key members of management. The arrangement provides payments to those employees based on a computation of earnings before interest, taxes, depreciation and amortization ("EBITDA") generated by RMM during 2012. Our liability under this arrangement could range from zero to $24.0 million, and is payable in 2013. As of December 31, 2010, we have recognized a non-current liability of $3.3 million related to this incentive compensation arrangement.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Acquisitions (Continued)

        The following summarizes the activity in acquisition related restructuring liabilities for the years ended December 31, 2010 and 2009 (in thousands):

Stations acquired from Emmis Television
Acquisition Date	November 30, 2005
Balance as of December 31, 2008	$3,605
Payments	(1,197)

Balance as of December 31, 2009	$2,408
Payments	(1,180)

Balance as of December 31, 2010	$1,228

Note 3—Discontinued Operations

        Our consolidated financial statements reflect the operations, assets and liabilities of the Banks Broadcasting joint venture as discontinued for all periods presented.

        On April 23, 2009, the Banks Broadcasting joint venture completed the sale of KNIN-TV, a CW affiliate in Boise, for $6.6 million to Journal Broadcast Corporation. As a result of the sale we received, on the basis of our economic interest in Banks Broadcasting, distributions of $0.4 million and $2.6 million during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, all of the assets of the Banks Broadcasting joint venture have been liquidated.

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

        During the year ended December 31, 2008, Banks Broadcasting distributed $2.5 million in cash to us and we provided no capital contributions to Banks Broadcasting during the years ended December 31, 2010, 2009 and 2008. In March 2008, Banks Broadcasting sold certain of its 700 MHz spectrum licenses for $2.0 million in cash with a related gain of $1.4 million.

        The following presents summarized information for the discontinued operation as follows (in thousands):

	Year Ended December 31,
	2009	2008
Net revenues	$823	$2,911
Operating (loss) income	$(3,141)	$736
Net (loss) income	$(446)	$23

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 4—Investments

Joint Venture with NBCUniversal

        We own an approximate 20% interest in Station Venture Holdings, LLC ("SVH"), a joint venture with NBCUniversal Media, LLC ("NBCUniversal"), and account for our interest using the equity method as we do not have a controlling interest. SVH holds a 99.75% interest in Station Venture Operations, LP ("SVO"), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture. The following presents the summarized financial information of SVH (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cash distributions to SVH from SVO(1)	$46,095	$51,071	$79,144
Income to SVH from SVO	$57,253	$31,100	$64,101
Interest expense	$(67,248)	$(66,146)	$(66,146)
Net (loss) income of SVH	$(9,995)	$(35,034)	$(1,874)
Cash distributions from SVH to us	$—	$—	$2,649
Shortfall loans to SVH from LIN Television	$4,079	$—	$—
Shortfall loans to SVH from NBCUniversal	$15,934	$—	$—
	December 31,
	2010	2009
Cash and cash equivalents	$183	$223
Non-current assets	$206,445	$195,287
Current liabilities	$1,645	$544
Non-current liabilities(2)	$835,512	$815,500

(1)
Cash distributions to SVH include proceeds of $12.6 million from the sale of broadcast towers for the year ended December 31, 2008.

(2)
See Note 15—"Commitments and Contingencies" for further description of the General Electric Capital Corporation ("GECC") Note and LIN TV's guarantee of the GECC Note.

        Beginning in 2009, we no longer recognized our approximate 20% share of SVH's net loss because the investment was fully impaired during the year ended December 31, 2008 as further described below; accordingly, we suspended recognition of equity method gains and losses until, or unless, our proportionate share of the underlying joint venture equity falls below zero. Equity method gains will be recognized once our share of such net income equals equity method losses not previously recognized.

        During the year ended December 31, 2009, we recognized a contingent liability of $6.0 million based on our estimate of amounts that we expected to loan to SVH pursuant to the original shortfall funding agreement and the 2010 shortfall funding agreement with NBCUniversal, as discussed further in Note 15—"Commitments and Contingencies". Because of uncertainty surrounding the joint venture's ability to repay the shortfall loans, we concluded any loans were fully impaired during 2009. Accordingly, we recognized a charge of $6.0 million, which was classified as share of loss in equity investments during the year ended December 31, 2009 to reflect the impairment of the loans.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 4—Investments (Continued)

        During the year ended December 31, 2010, pursuant to the shortfall funding agreements with NBCUniversal, we made shortfall loans in the aggregate principal amount of $4.1 million to our joint venture, representing our approximate 20% share in cumulative debt service shortfalls at the joint venture. Concurrent with our funding of the shortfall loans, NBCUniversal funded shortfall loans in the aggregate principal amounts of $15.9 million to the joint venture, in respect of its approximate 80% share in the cumulative debt service shortfalls at the joint venture.

        We recognize shortfall funding liabilities to the joint venture on our balance sheet when those liabilities become both probable and estimable, which occurs when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur and when we have reached or intend to reach a shortfall funding agreement covering the budgeted or forecasted period. Based on 2011 forecast information provided by joint venture management and our estimate of joint venture cash flows through March 31, 2012, we estimate our share of shortfall funding could be approximately $1.9 million through March 31, 2012. Actual cash shortfalls at the joint venture could vary from our current estimates. Cash shortfalls at the joint venture beyond March 31, 2012 are not currently estimable or probable; therefore, we have not accrued for any potential obligations beyond $1.9 million.

        Because they were fully impaired, the amounts receivable under the shortfall loans, and all accrued interest due from the joint venture, are carried at zero on our balance sheet as of December 31, 2010 and 2009. The loans bear interest at 8% annually; payable quarterly in arrears subject to certain conditions, and have no maturity date. Under the terms of the shortfall loan notes, payments of principal and interest are allocated between us and NBCUniversal based on our respective economic interests in the joint venture, and are applied first toward the principal amount owed under the shortfall loans, and second toward the payment of accrued interest. Principal and interest payments are payable only if the joint venture has available cash on hand in excess of amounts required by the joint venture to fund its quarterly interest payments on the debt financing provided by General Electric Capital Corporation ("GECC") described further in Note 15—"Commitments and Contingencies".

        During the fourth quarter of 2008, due to the continued decline in operating profits of this joint venture, we determined that there was an other than temporary impairment in our investment in the joint venture with NBCUniversal. As a result, and in the absence of the ability to recover our carrying amount of the investment, we recorded a loss of $53.6 million to write-off our equity investment in the joint venture, which was included in the share of loss in equity investment in our consolidated statement of operations.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 5—Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Land and land improvements	$16,228	$16,075
Buildings and fixtures	135,327	131,424
Broadcast equipment and other	253,818	252,597

Total property and equipment	405,373	400,096
Less accumulated depreciation	(251,246)	(235,035)

Property and equipment, net	$154,127	$165,061

        We recorded depreciation expense of $28.1 million, $30.4 million and $29.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        In 2004, Sprint Nextel Corporation ("Nextel") agreed to relocate its use of airwaves to end interference between its signals and the wireless signals used by public safety agencies. As part of this agreement, the FCC granted Nextel the right to a certain spectrum within the 1.9 GHz band that was used by television broadcasters for electronic news gathering. As part of this arrangement, Nextel entered into agreements with several of our stations to exchange analog equipment for comparable digital equipment. During the years ended December 31, 2010, 2009 and 2008, we received $0.1 million, $5.5 million and $4.6 million, respectively, of equipment pursuant to this exchange. As equipment was exchanged and placed in service, we recorded a gain to the extent that the fair market value of the equipment received exceeded the carrying amount of the equipment relinquished. For the years ended December 31, 2010, 2009, and 2008, we recognized a gain of $3.7 million, $6.4 million and $0.9 million related to this equipment, which is recorded in (gain) loss from asset dispositions in our consolidated statement of operations. Nextel completed the exchange related to our stations in 2010 and there are no remaining amounts to be recognized related to this exchange.

        During 2008, we recorded a charge of $8.7 million for the write-off of certain broadcast assets that have become obsolete as a result of the DTV transition. The charge has been recorded in impairment of goodwill, broadcast licenses and broadcast equipment in our consolidated statement of operations.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 6—Intangible Assets

        The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

		December 31,
	Weighted Average Remaining Useful Life (in years)
		2010	2009
Finite-Lived Intangible Assets:
LMA purchase options(1)	—	$64	$64
Network affiliations(1)	—	1,753	1,753
Customer relationships	6	2,489	2,489
Non-compete agreements	4	1,588	1,588
Internal use software	6	1,863	1,863
Other intangible assets	16	6,646	6,646
Accumulated amortization		(8,924)	(7,327)

Net finite-lived intangible assets		$5,479	$7,076

Indefinite-Lived Intangible Assets:
Broadcast licenses		$391,801	$391,801
Goodwill		117,259	117,259

		$509,060	$509,060

Summary:
Goodwill		$117,259	$117,259
Broadcast licenses and finite-lived intangible assets, net		397,280	398,877

Total intangible assets		$514,539	$516,136

(1)
These assets are fully amortized and therefore have no remaining useful life.

        We recorded amortization expense of $1.6 million, $0.6 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        The following table summarizes the projected aggregate amortization expense for the next five years and thereafter (in thousands):

For the years ended December 31,	Projected Aggregate Amortization Expense
2011	$1,083
2012	969
2013	967
2014	915
2015	520
Thereafter	1,025

Total	$5,479

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 6—Intangible Assets (Continued)

        There were no events during 2010 to warrant the performance of an interim impairment test of our indefinite-lived intangible assets. Additionally, there was no impairment charge recorded for the year ended December 31, 2010.

        We recorded an impairment charge of $39.9 million during the second quarter of 2009 that included an impairment to the carrying values of our broadcast licenses of $37.2 million, relating to 26 of our television stations; and an impairment to the carrying values of our goodwill of $2.7 million, relating to two of our television stations. We tested our indefinite-lived intangible assets for impairment at June 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. The need for an impairment analysis at June 30, 2009 was triggered by the continued decline in advertising revenue at certain of our stations in excess of our original plan, due to the ongoing effects of the economic downturn that resulted in downward adjustments to their respective forecasts. There were no additional impairment charges recorded as of December 31, 2009.

        We recorded an impairment charge of $297.0 million during the second quarter of 2008 that included an impairment to the carrying values of our broadcast licenses of $185.7 million, relating to 19 of our television stations; and an impairment to the carrying values of our goodwill of $111.3 million, relating to 8 of our television stations. We tested our indefinite-lived intangible assets for impairment at June 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. These events included: i) the decline of the price of LIN TV's class A common stock; ii) the decline in the current selling prices of television stations; iii) the lower growth in advertising revenues; and iv) the decline in the operating profit margins of some of our stations.

        We recorded an additional impairment charge in the fourth quarter of 2008 of $727.9 million, including a goodwill impairment charge of $314.0 million, relating to 8 of our television stations and to the goodwill related to the NBCUniversal joint venture, and an impairment charge to the carrying value of our broadcast licenses of $413.9 million, relating to 26 of our television stations. This was due to the continued economic recession that started in December 2007 and the resulting decline in advertising revenues.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 6—Intangible Assets (Continued)

        The changes in the carrying amount of goodwill for the year ended December 31, 2010 and 2009, respectively, are as follows (in thousands):

	December 31,
	2010	2009
Goodwill	$669,585	$666,812
Accumulated impairment losses	(552,326)	(549,653)

Balance as of January 1, 2010 and 2009, respectively	117,259	117,159

Additions	—	2,773
Tax adjustments	—	—
Impairments	—	(2,673)
Goodwill	669,585	669,585
Accumulated impairment losses	(552,326)	(552,326)

Balanace as of December 31, 2010 and 2009, respectively	$117,259	$117,259

        The values of our goodwill and broadcast licenses measured at fair value on a nonrecurring basis using the prescribed three-level fair value hierarchy as of December 31, 2010 are as follows (in thousands):

	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Broadcast licenses	$—	$—	$391,801
Goodwill	$—	$—	$117,259

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt

        Debt consisted of the following (in thousands):

	December 31,
	2010	2009
Senior Secured Credit Facility:
Revolving credit loans	$—	$204,000
Term loans	9,573	61,975
8 3/8% Senior Notes due 2018	200,000	—
6 1/2% Senior Subordinated Notes due 2013	275,883	275,883
$141,316 6 1/2% Senior Subordinated Notes due 2013—Class B, net of discount of $3,512 and $4,965 as of December 31, 2010 and 2009, respectively	137,804	136,351
$2,157 LIN-RMM Note, net of discount of $0 and $160 as of December 31, 2010 and 2009, respectively	—	1,997
$1,598 RMM Note, net of premium of $0 and $112 as of December 31, 2010 and 2009, respectively	—	1,710
$1,121 RMM Bank Note, net of discount of $0 and $83 as of December 31, 2010 and 2009, respectively	—	1,038

Total debt	623,260	682,954
Less current portion	9,573	16,372

Total long-term debt	$613,687	$666,582

Senior Secured Credit Facility

        The senior secured credit facility includes aggregate revolving credit commitments of $76.1 million and an outstanding term loan of $9.6 million as of December 31, 2010.

        The senior secured credit facility permits us to prepay loans and to permanently reduce the revolving credit commitments, in whole or in part, at any time. During 2010, in connection with the offering of the Senior Notes we repaid $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of our senior secured credit facility.

        On an annual basis following the delivery of our year-end financial statements, the Amended Credit Agreement governing our senior secured credit facility requires mandatory prepayments of principal of the term loans, as well as a permanent reduction in revolving credit commitments, based on a computation of excess cash flow for the preceding fiscal year, as more fully set forth in the Amended Credit Agreement. Following the issuance of these financial statements, pursuant to the computation of excess cash flow for 2010, we expect to make an estimated $3.5 million mandatory principal payment, and our revolving credit commitments will decrease from $76.1 million to approximately $49.0 million. In addition, the Amended Credit Agreement restricts the use of proceeds from asset sales or from the issuance of debt (with the result that such proceeds, subject to certain exceptions, must be used for mandatory prepayments of principal and permanent reductions in revolving credit commitments), and includes a cash ceiling, which requires that LIN Television utilize unrestricted cash and cash equivalent balances in excess of $12.5 million to prepay principal amounts outstanding, but not permanently reduce capacity, under our revolving credit facility.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

        Borrowings under our senior secured credit facility bear an interest rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 1/2 of 1 percent, or (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin rate of 3.750% or 2.750% for LIBOR based loans and ABR rate loans, respectively. Lastly, the unused portion of the revolving credit facility is subject to a commitment fee of 0.50% depending on our consolidated leverage ratio.

        Our revolving credit facility may be used for working capital and general corporate purposes.

        The following table summarizes certain key terms of our senior secured credit facility (in thousands):

	Credit Facility
	Revolving Facility	Term Loans
Final maturity date	11/4/2011	11/4/2011
Available balance as of December 31, 2010(1)	$76,100	$—
Average rates as of December 31, 2010:
Interest rate(2)	—	0.31%
Applicable margin(3)	—	3.75%

Total	—	4.06%

(1)
Following the issuance of these financial statements, the available capacity of the revolving credit facility will be reduced to approximately $49.0 million.

(2)
Weighted-average rate for loans outstanding as of December 31, 2010.

(3)
The outstanding loans as of December 31, 2010 include LIBOR based loans, which have an applicable margin of 3.75%.

        The senior secured credit facility also contains provisions that prohibit any modification of the indentures governing our senior subordinated notes in any manner adverse to the lenders and that limits our ability to refinance or otherwise prepay our senior subordinated notes without the consent of such lenders.

8 3/8% Senior Notes

8 3/8% Senior Notes
Final maturity date	4/15/2018
Annual interest rate	8.375%
Payable semi-annually in arrears	April 15th
October 15th

        The Senior Notes are unsecured and rank subordinated to senior secured indebtedness, including our senior secured credit facility, equally in right of payment with all senior unsecured indebtedness and senior to all subordinated indebtedness, including our 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

        The indentures governing the Senior Notes contain covenants limiting our ability and the ability of our restricted subsidiaries to, among other things, incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; create certain liens; merge, consolidate or sell substantially all of our assets; and enter into certain transactions with affiliates. These covenants are subject to certain exceptions and qualifications. The indentures also have change of control provisions which may require our Company to purchase the Senior Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest. Additionally, if we sell assets under certain circumstances, we will be required to make an offer to purchase the Senior Notes at their face amount, plus accrued and unpaid interest, if any, to the purchase date.

6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B

	6 1/2% Senior Subordinated Notes	6 1/2% Senior Subordinated Notes—Class B
Final maturity date	5/15/2013	5/15/2013
Annual interest rate	6.5%	6.5%
Payable semi-annually in arrears	May 15th November 15th	May 15th November 15th

        The 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B are unsecured and are subordinated in right of payment to all senior indebtedness, including our senior secured credit facility and our 8 3/8% Senior Notes.

        The indentures governing the 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B contain covenants limiting, among other things, the incurrence of additional indebtedness and issuance of capital stock; layering of indebtedness; the payment of dividends on, and redemption of, our capital stock; liens; mergers, consolidations and sales of all or substantially all of our assets; asset sales; asset swaps; dividend and other payment restrictions affecting restricted subsidiaries; and transactions with affiliates. The indentures also have change of control provisions which may require our Company to purchase all or a portion of each of the 6 1/2% Senior Subordinated Notes and the 6 1/2% Senior Subordinated Notes—Class B at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest. The 6 1/2% Senior Subordinated Notes and the 6 1/2% Senior Subordinated Notes—Class B have certain limitations and financial penalties for early redemption of the notes.

        During 2008, we commenced a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to purchase a portion of our 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B at market prices using available balances under our revolving credit facility and available cash balances. During the years ended December 31, 2009 and 2008, we purchased a total principal amount of $79.7 million and $19.4 million, respectively, of our 6 1/2% Senior Subordinated Notes and $42.0 million and $6.7 million, respectively, of our 6 1/2% Senior Subordinated Notes—Class B under this plan. The total purchase price for the transactions during the years ended December 31, 2009 and 2008 was $68.4 million and $12.3 million, respectively, resulting in a gain on extinguishment of debt of $50.1 million and $13.8 million, respectively. Additionally, we recorded a charge for the write-off of deferred financing fees and discount related to the notes during the years ended December 31, 2009 and 2008 of $3.2 million and $0.5 million, respectively.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

RMM Notes

        In connection with the acquisition of RMM, as further described in Note 2—"Acquisitions", LIN Television issued a $2.0 million unsecured promissory note to McCombs Family Partners, Ltd. (the "LIN-RMM Note") and a subsidiary of LIN Television also assumed $1.7 million of RMM's existing secured indebtedness to McCombs Family Partners, Ltd. (the "RMM Note") and a $1.0 million unsecured promissory note to a financial institution (the "RMM Bank Note"). During 2010, we paid each of these notes in full.

        The following table summarizes the material terms of each of these notes:

	LIN-RMM Note	RMM Note	RMM Bank Note
Final maturity date(1)	1/1/2011	1/1/2012	1/1/2011
Effective interest rate	9.7%	4.0%	9.9%
Payment frequency	Due at maturity	Monthly	Quarterly

(1)
These notes were paid in full as of December 31, 2010.

Repayment of Principal

        The following table summarizes future principal repayments on our debt agreements (in thousands):

	Revolving Facility	Term Loans	8 3/8% Senior Notes due 2018	6 1/2% Senior Subordinated Notes	6 1/2% Senior Subordinated Notes—Class B	Total
Final maturity date	11/4/2011	11/4/2011	4/15/2018	5/15/2013	5/15/2013
2011	$—	$9,573	$—	$—	$—	$9,573
2012	—	—	—	—	—	—
2013	—	—	—	275,883	141,316	417,199
2014	—	—	—	—	—	—
2015 and thereafter	—	—	200,000	—	—	200,000

Total	$—	$9,573	$200,000	$275,883	$141,316	$626,772

        The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt with the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	December 31,
	2010	2009
Carrying amount	$623,260	$682,954
Fair value	$634,245	$616,247

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 8—Derivative Financial Instruments

        We have historically used derivative financial instruments in the management of our interest rate exposure for our long-term debt, principally our senior secured credit facility. In accordance with our policy, we do not enter into derivative instruments unless there is an underlying exposure, and we do not enter into derivative financial instruments for speculative trading purposes.

        During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans (the "2006 interest rate hedge") to mitigate changes in our cash flows resulting from fluctuations in interest rates. The 2006 interest rate hedge effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our senior secured credit facility, which expires in November 2011.

        We have historically designated the 2006 interest rate hedge as a cash flow hedge. However, as a result of the April 12, 2010 repayment of $45.9 million of principal on our term loans, as described further in Note 7—"Long-term Debt", the 2006 interest rate hedge ceased to be highly effective in hedging the variable rate cash flows associated with our term loans. Accordingly, the portion of the fair value recognized in accumulated other comprehensive loss, $3.6 million, was recorded as a charge to our consolidated statement of operations for the year ended December 31, 2010. Additionally, because the hedge ceased to be highly effective in hedging the variable rate cash flows, all changes in fair value are now recorded in our consolidated statement of operations. We therefore recorded a loss on derivative instruments of $1.9 million, including the $3.6 million charge from accumulated other comprehensive loss, for the year ended December 31, 2010. During the years ended December 31, 2009 and 2008, we recognized a gain of $(0.2) million and a loss of $0.3 million, respectively, in loss (gain) on derivative instruments in our consolidated statement of operations for ineffectiveness related to this hedge.

        The fair value of the 2006 interest rate hedge liability was $2.0 million and $4.2 million and is included in accrued expenses and other liabilities in our consolidated balance sheet as of December 31, 2010 and 2009, respectively. The fair value is calculated by using observable inputs (Level 2) prescribed by the three-level fair value hierarchy, which is calculated using the discounted expected future cash outflows from a series of three-month LIBOR strips through November 4, 2011, the same maturity date as our senior secured credit facility.

        During the year ended December 31, 2008, we purchased $125.0 million of our 2.50% Exchangeable Senior Subordinated Debentures, that included certain embedded derivative features that were required to be separately identified and recorded at fair value each period. As a result of the purchase of the debentures, during the year ended December 31, 2008, we recorded a gain of $(0.4) million in loss (gain) on derivative instruments in our consolidated statement of operations for the remaining fair value of these derivatives.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 8—Derivative Financial Instruments (Continued)

        The following table summarizes our derivative activity (in thousands):

	Loss (Gain) on Derivative Instruments			Comprehensive Gain (Loss), Net of Tax
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
2.50% Exchangeable Senior Subordinated Debentures	$—	$—	$(375)	$—	$—	$—
2006 interest rate hedge	1,898	(208)	270	2,516	1,246	(1,622)

Total	$1,898	$(208)	$(105)	$2,516	$1,246	$(1,622)

Note 9—Stock-Based Compensation

        We have several stock-based compensation plans, including our 1998 Option Plan, the Amended and Restated 2002 Stock Plan and the Third Amended and Restated 2002 Non-Employee Director Stock Plan (collectively, the "Option Plans"), which permit us to grant non-qualified options in LIN TV's class A common stock or restricted stock units, which convert into LIN TV's class A common stock upon vesting, to certain directors, officers and key employees of our Company. Additionally, we have an Employee Stock Purchase Plan ("ESPP"), which permits employees to purchase shares of LIN TV's class A common stock at a discount as further described below.

        The following table presents the stock-based compensation expense included in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Employee stock purchase plan	$14	$—	$19
Employee stock option plans	1,197	1,060	3,111
Restricted stock unit awards	2,812	634	1,384
Modifications to stock option agreements	840	719	9

Share-based compensation expense before tax	4,863	2,413	4,523
Income tax benefit (at 35% statutory rate)	(1,702)	(845)	(1,583)

Net stock-based compensation expense	$3,161	$1,568	$2,940

        We recognized stock-based compensation expense related to modifications to our stock option agreements of $0.8 million, $0.7 million and $9 thousand for the years ended December 31, 2010, 2009 and 2008, respectively. The modifications impacted 257 employees in 2009 and 11 employees in 2008. We expect to record an additional $0.5 million of expense related to the modification completed during 2009 over the remaining vesting period of the new grants. We expect no further charges for the modifications prior to 2009. These modifications related to the following:

  •
  On June 2, 2009, we completed an exchange offer which enabled employees and non-employee directors to exchange some or all of their outstanding options to purchase shares of LIN TV's class A common stock, for new options to purchase shares of LIN TV's class A common stock, on a one for one basis. A total of 257 employees participated in the exchange, in which options to

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Stock-Based Compensation (Continued)

    purchase an aggregate of 2,931,285 shares of LIN TV's class A common stock were exchanged. The new options have an exercise price of $1.99 per share, equal to the closing price per share of LIN TV's class A common stock on June 2, 2009. The new stock options vest ratably over three years.

  •
  Under our 1998 Option Plan certain employee option agreements were eligible for make-whole payments when these employees exercised their options and the market price of LIN TV's class A common stock was below $1.00. We recorded stock-based compensation expense of $9 thousand related to this modification for the year ended December 31, 2008. We made payments to employees that related to this provision of $0.4 million for the year ended December 31, 2008.

        We did not capitalize any stock-based compensation for the years ended December 31, 2010, 2009 and 2008.

        We have not yet recognized compensation expense relating to our unvested employee stock options and restricted stock awards of $14.8 million in the aggregate, which will be recognized over a weighted-average future period of approximately 1.32 to 3.26 years.

        During the year ended December 31, 2010, we received $0.4 million from the exercise of stock options and $0.3 million from the purchase of LIN TV's class A common stock pursuant to our ESPP.

Stock Option Plans

        Options granted under the stock option plans generally vest over a three or four-year service period, using the graded vesting attribution method. Options expire ten years from the date of grant. We issue new shares of LIN TV's class A common stock when options are exercised. There were 8,466,000 shares authorized for grant under the various Option Plans and 3,036,000 shares available for future grant as of December 31, 2010. Both the shares authorized and shares available exclude 1,553,000 shares under plans in effect prior to 2002 from which we do not intend to re-grant and consider unavailable for future grants.

        The following table provides additional information regarding our Option Plans for the year ended December 31, 2010 as follows (in thousands, except per share data):

	Shares	Weighted- Average Exercise Price
Outstanding at the beginning of the year	3,720	$2.37
Granted during the year	419	5.04
Exercised or converted during the year	(191)	1.99
Forfeited during the year	(71)	1.99

Outstanding at the end of the year	3,877	2.68

Exercisable or convertible at the end of the year	962

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Stock-Based Compensation (Continued)

        The following table summarizes information about our Option Plans as of December 31, 2010 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Range of Exercise Prices
$0.59 to $2.07	2,797	8.41	$1.97	797	$1.98
$2.08 to $4.03	65	8.75	4.03	16	4.03
$4.04 to $8.65	1,015	9.35	4.54	149	4.20

	3,877	8.66	2.68	962	2.35

Aggregate intrinsic value		$10,192			$2,835

        The intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing price as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options and immediately sold their shares on that date. We estimate the fair value of stock options, when new options are granted or when existing option grants are modified, using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant or modification, based on a single employee group and the graded vesting approach, using the following assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected term(1)	5 to 6 years	4 to 5 years	5 to 6 years
Expected volatility(2)	95% to 96%	67% to 87%	40% to 41%
Expected dividends	$0.00	$0.00	$0.00
Risk-free rate(3)	1.9% to 2.3%	1.9% to 2.4%	2.5% to 2.9%

(1)
The expected term was estimated using our historical experience.

(2)
Expected volatility is based on historical trends for LIN TV's class A common stock over the expected term, and prior to 2010, we used the historical trends of LIN TV's class A common stock over the expected term, as well as a comparison to peer companies.

(3)
The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

Restricted Stock Awards

        We granted 1,998,000, 591,500 and 437,000 shares of restricted stock to employees and directors for the years ended December 31, 2010, 2009 and 2008, respectively. Stock granted to directors in lieu of director fees are immediately vested. As of December 31, 2010, 2,679,000 shares of restricted stock were unvested.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Stock-Based Compensation (Continued)

        The following table provides additional information regarding the restricted stock awards for the year ended December 31, 2010 (in thousands, except per share data):

	Shares	Weighted- Average Fair Value Per Share
Unvested at the beginning of the year	1,053	$5.57
Granted during the year	1,998	6.98
Vested during the year	(340)	7.12
Forfeited during the year	(32)	5.33

Unvested at the end of the year	2,679	6.43

        The following table provides further information for both our restricted stock and stock option awards (in thousands):

	Year Ended December 31,
	2010	2009	2008
Total fair value of awards granted	$16,057	$11,295	$3,028
Total intrinsic value of awards exercised	796	—	106
Total fair value of awards vested	6,786	566	1,969

Employee Stock Purchase Plan

        Under the terms of our 2010 ESPP, our eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase shares of LIN TV's class A common stock. The purchase price of each share is 85% of the average of the high and low per share trading price of LIN TV's class A common stock on the NYSE on the last trading day of each month during the offering period. There were 350,000 shares authorized for grant under this plan and there were 269,000 shares available for future grant as of December 31, 2010. During the year ended December 31, 2010, employees purchased 81,000 shares at a weighted-average price of $3.92.

Note 10—Fair Value Measurements

        We record the fair value of certain financial assets and liabilities on a recurring basis. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 10—Fair Value Measurements (Continued)

consolidated financial statements using the prescribed three-level fair value hierarchy as of December 31, 2010 and 2009 (in thousands):

	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2010:
Assets:
Deferred compensation related investments	$2,010	$—	$—	$2,010
Liabilities:
2006 interest rate hedge	$—	$1,960	$—	$1,960
Deferred compensation related liabilities	$2,010	$—	$—	$2,010
December 31, 2009:
Assets:
Deferred compensation related investments	$2,454	$—	$—	$2,454
Liabilities:
2006 interest rate hedge	$—	$4,181	$—	$4,181
Deferred compensation related liabilities	$2,454	$—	$—	$2,454
Equity value shortfall amount	$—	$—	$627	$627

        The following table details the change in fair value of our Level 3 liability for the year ended December 31, 2010 and 2009 (in thousands):

Equity Value Shortfall Amount
Balance as of October 2, 2009	$1,594
Realized gain from the change in fair value	(967)

Balance as of December 31, 2009	627
Realized gain from the change in fair value	(627)

Balance as of December 31, 2010	$—

        The fair value of the 2006 interest rate hedge is determined based on the present value of future cash flows using observable inputs, including interest rates associated with a similar financial instrument using a series of three-month LIBOR-based loans through November 4, 2011. With respect to the deferred compensation plan, the fair value of deferred compensation is determined based on the fair value of the investments selected by employees.

        The fair value of the Equity Value Shortfall Amount was determined based on an option pricing model reflecting our assumptions about the value that market participants would place on this liability. For further information see Note 2—"Acquisitions".

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans

401(k) Plan

        We provide a defined contribution plan ("401(k) Plan") for almost all of our employees. Effective January 1, 2010, we began making a 3% non-elective contribution for all eligible employees, which vests 100% after two years of service. Historically, we made contributions to the 401(k) Plan on behalf of employee groups that were not covered by our defined benefit retirement plan matching 50% of the employee's contribution up to 6% of the employee's total annual compensation. These contributions vested in 20% annual increments until the employee was 100% vested after five years of service. Company contributions to our 401(k) Plan were suspended during 2009 and were resumed effective January 1, 2010. We contributed $3.5 million, $0.5 million and $2.8 million to the 401(k) Plan in the years ended December 31, 2010, 2009 and 2008, respectively. Effective July 1, 2010, we also made available to certain employees, including our executive officers, the LIN Television Corporation Supplemental Income Deferral Plan. This plan provides benefits to highly compensated employees in circumstances in which the maximum limits established under the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code prevent them from receiving Company contributions. We contributed $0.4 million to this plan during the year ended December 31, 2010.

Retirement Plan

        We have historically provided a defined benefit retirement plan to our employees who did not receive matching contributions from our Company to their 401(k) Plan accounts. Our defined benefit plan is a non-contributory plan under which we made contributions either to: a) traditional plan participants based on periodic actuarial valuations, which are expensed over the expected average remaining service lives of current employees; or b) cash balance plan participants based on 5% of each participant's eligible compensation.

        Effective April 1, 2009, this plan was frozen and we do not expect to make additional benefit accruals to this plan, however we will continue to fund our existing vested obligations. As a result of this action, during the year ended December 31, 2009, we recorded a net curtailment gain that included a $0.4 million charge related to prior service cost and a gain to our projected benefit obligation of $4.0 million as a result of the reduction of future compensation increases.

        We contributed $5.4 million, $0.6 million and $3.0 million to our pension plan during the years ended December 31, 2010, 2009 and 2008, respectively. We anticipate contributing approximately $5.4 million to our pension plan in 2011.

        We record the under-funded status of our defined benefit plan as a liability. The plan assets and benefit obligations of our defined benefit plan are recorded at fair value as of December 31, 2010.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans (Continued)

        Information regarding the change in the projected benefit obligation, the accumulated benefit obligation and the change in the fair value of plan assets are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$108,417	$110,179	$104,185
Service cost	—	385	2,254
Interest cost	6,092	6,353	6,403
Actuarial loss	6,722	867	1,278
Benefits paid	(4,644)	(5,322)	(3,941)
Curtailment	—	(4,045)	—

Projected benefit obligation, end of period	$116,587	$108,417	$110,179

Accumulated benefit obligation	$116,587	$108,417	$104,988

Change in plan assets
Fair value of plan assets, beginning of period	$68,797	$61,482	$86,080
Actual return (loss) on plan assets	8,534	12,049	(23,669)
Employer contributions	5,359	588	3,012
Benefits paid	(4,644)	(5,322)	(3,941)

Fair value of plan assets, end of period	$78,046	$68,797	$61,482

Unfunded status of the plan	$(38,541)	$(39,620)	$(48,697)

Total amount recognized as accrued benefit liability	$(38,541)	$(39,620)	$(48,697)

        The following table includes the pension related accounts recognized on our consolidated balance sheets and the components of accumulated other comprehensive loss related to the net periodic pension benefit costs as follows (in thousands):

	December 31,
	2010	2009
Other accrued expenses (current)	$(400)	$(385)
Other liabilities (long-term)	(38,141)	(39,235)

Total amount recognized as accrued pension benefit liability	$(38,541)	$(39,620)

Accumulated other comprehensive loss:
Net loss, net of tax benefit of $8,815 and $7,101 for the years ended December 31, 2010 and 2009, respectively	$22,179	$19,641
Pension tax liability	5,760	5,760

Accumulated other comprehensive loss related to net periodic pension benefit cost	$27,939	$25,401

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans (Continued)

        The total net loss of $22.2 million, which is net of tax, relates to deferred actuarial losses from changes in discount rates, differences between actual and assumed asset returns and differences between actual and assumed demographic experience (rates of turnover, retirement rates, mortality rates and prior to the plan freeze, rates of compensation increases). During 2011, we expect to amortize net losses of $0.8 million, which are included in accumulated other comprehensive loss, net of tax, as of December 31, 2010.

        Components of net periodic pension benefit cost were (in thousands):

	Year Ended December 31,
	2010	2009	2008
Service cost	$—	$385	$2,254
Interest cost	6,092	6,353	6,403
Expected return on plan assets	(6,446)	(6,610)	(6,823)
Amortization of prior service cost	—	31	123
Amortization of net loss	376	165	243
Curtailment	—	438	—

Net periodic benefit cost	$22	$762	$2,200

        Our expected future pension benefit payments for the next 10 years are as follows (in thousands):

Expected Future Pension Benefit Payments
For Years Ended December 31,
2011	$5,357
2012	5,303
2013	5,482
2014	5,643
2015	5,606
2016 through 2020	33,673

        Weighted-average assumptions used to estimate our pension benefit obligations and to determine our net periodic pension benefit cost are as follows:

	Year Ended December 31,
	2010	2009	2008
Discount rate used to estimate our pension benefit obligation	5.25%	5.75%	6.00%
Discount rate used to determine net periodic pension benefit	5.75%	6.00% - 7.25%	6.25%
Rate of compensation increase	N/A	4.50%	4.50%
Expected long-term rate-of-return on plan assets	8.00%	8.25%	8.25%

        We used the Citigroup Pension Discount Curve to aid in the selection of our discount rate, which we believe reflects the weighted rate of a theoretical high quality bond portfolio consistent with the duration of the cash flows related to our pension liability.

        We considered the current levels of expected returns on a risk-free investment, the historical levels of risk premium associated with each of our pension asset classes, the expected future returns for each of our pension asset classes and then weighted each asset class based on our pension plan asset allocation to

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans (Continued)

derive an expected long-term return on pension plan assets. During the year ended December 31, 2010, our actual rate of return on plan assets was 12.3%.

        Our investment objective is to achieve a consistent total rate-of-return that will equal or exceed our actuarial assumptions and to equal or exceed the benchmarks that we use for each of our pension plan asset classes. The following asset allocation is designed to create a diversified portfolio of pension plan assets that is consistent with our target asset allocation and risk policy:

	Target Allocation	Percentage of Plan Assets at December 31,
Asset Category	2010	2010	2009
Equity securities	60%	63%	63%
Debt securities	40%	37%	37%

	100%	100%	100%

        The following table summarizes our pension plan assets measured at fair value using the prescribed three-level fair value hierarchy as of December 31, 2010 and 2009 (in thousands):

	Quoted Prices in Active Markets	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
December 31, 2010:
Guaranteed deposit account	$—	$7,021	$7,021
U.S. stock funds—small cap	8,835	—	8,835
U.S. stock funds—mid cap	6,359	—	6,359
U.S. stock funds—large cap	25,080	—	25,080
International stock funds—growth	8,711	—	8,711
U.S. bond funds	22,040	—	22,040

Total	$71,025	$7,021	$78,046

December 31, 2009:
Guaranteed deposit account	$—	$5,094	$5,094
U.S. stock funds—small cap	15,314	—	15,314
U.S. stock funds—mid cap	5,441	—	5,441
U.S. stock funds—large cap	14,205	—	14,205
International stock funds—growth	8,607	—	8,607
U.S. bond funds	20,136	—	20,136

Total	$63,703	$5,094	$68,797

        The guaranteed deposit account fair value is determined by multiplying the client's balance in the account by an established interest rate. The U.S. and International stock funds and U.S. bond funds consist of various funds that are valued at the net asset value of units held by the plan at year-end as determined by the custodian, based on fair value of the underlying securities. These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future values. Furthermore,

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans (Continued)

while we believe these valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in different fair value measurement as of the reporting date.

        The following table details the change in fair value of the Level 3 investments for the years ended December 31, 2010 and 2009 (in thousands):

Guaranteed Deposit Account
Balance as of December 31, 2008	$190
Interest income	85
Purchases, sales, issuances and settlements (net)	4,819

Balance as of December 31, 2009	5,094
Interest income	303
Purchases, sales, issuances and settlements (net)	1,624

Balance as of December 31, 2010	$7,021

Note 12—Accumulated Other Comprehensive Loss

        The balance of related after-tax components comprising accumulated other comprehensive loss are summarized below (in thousands):

	December 31,
	2010	2009
Pension tax liability	$(5,760)	$(5,760)
Pension net loss, net of tax benefit of $8,815 and $7,101, respectively	(22,179)	(19,641)
Unrealized loss on derivatives	—	(2,516)

Accumulated other comprehensive loss	$(27,939)	$(27,917)

Note 13—Restructuring

        During the year ended December 31, 2010, we recorded a restructuring charge of $3.3 million as a result of the consolidation of certain activities at our stations and our corporate headquarters, which resulted in the termination of 66 employees. During the year ended December 31, 2010, we made cash payments of $2.4 million related to these restructuring actions. We expect to make cash payments of $0.9 million related to this restructuring during 2011.

        During the year ended December 31, 2009, we recorded a restructuring charge of $0.5 million as a result of the consolidation of certain activities at our stations which resulted in the termination of 28 employees. We made cash payments of $0.5 million during the year ended December 31, 2009 related to this restructuring.

        During 2008, we effected a restructuring that included a workforce reduction and the cancellation of certain syndicated television program contracts. The total charge for the plan was $12.9 million, including $4.3 million for a workforce reduction of 144 employees and $8.6 million for the cancellation of the contracts. We made cash payments of $0.1 million, $9.0 million and $3.6 million during the years ended

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 13—Restructuring (Continued)

December 31, 2010, 2009 and 2008, respectively, related to these restructuring activities. During the year ended December 31, 2010, we recorded a restructuring benefit of $0.2 million related to changes in estimated cash payments for the 2008 restructuring plan.

        The activity for these restructuring charges are as follows (in thousands):

	Severance and Related	Contractual and Other	Total
Balance as of December 31, 2008	$3,493	$5,868	$9,361
Charges	498	—	498
Payments	(3,991)	(5,509)	(9,500)

Balance as of December 31, 2009	$—	$359	$359
Charges	3,229	87	3,316
Payments	(2,315)	(258)	(2,573)
Adjustments	—	(180)	(180)

Balance as of December 31, 2010	$914	$8	$922

Note 14—Related Party Transactions

        During the year ended December 31, 2010, we acquired a non-controlling investment in an interactive service provider that hosts our web sites for $2.0 million. We incurred charges of $1.9 million, $0.8 million and $0.1 million for webhosting services from the provider and paid $2.6 million, $1.4 million and $1.5 million to the provider for web site development and customization during the years ended December 31, 2010, 2009 and 2008, respectively.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies

Commitments

        We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2017. In addition, we have entered into commitments for future syndicated entertainment and sports programming. Future payments for these non-cancelable operating leases and agreements, and future payments associated with syndicated television programs as of December 31, 2010 are as follows (in thousands):

	Operating Leases and Agreements	Syndicated Television Programming	Total
Year
2011	$16,893	$24,918	$41,811
2012	15,188	20,852	36,040
2013	6,956	17,161	24,117
2014	4,529	8,242	12,771
2015	1,351	520	1,871
Thereafter	200	—	200

Total commitments	45,117	71,693	116,810
Less recognized liabilities	—	(10,103)	(10,103)

Unrecorded commitments	$45,117	$61,590	$106,707

        Rent expense, resulting from operating leases, was $1.7 million, $2.1 million and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Contingencies

GECC Note

        GECC provided debt financing for a joint venture between NBCUniversal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter. The GECC Note is an obligation of the joint venture. We have a 20% equity interest in the joint venture and NBCUniversal has the remaining 80% equity interest, in which we and NBCUniversal each have a 50% voting interest. NBCUniversal operates two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement. LIN TV has guaranteed the payment of principal and interest on the GECC Note.

        In January 2011, Comcast Corporation acquired control of the business of NBCUniversal through acquisition of a 51% interest in NBCUniversal, LLC, while a majority owned subsidiary of General Electric Company ("GE") owns the remaining 49%. GECC remains a majority-owned subsidiary of GE.

        Our joint venture with NBCUniversal has been adversely impacted by the economic downturn. The joint venture did not distribute any cash to NBCUniversal or us during the years ended December 31, 2010 and 2009. Although the joint venture distributed cash to NBCUniversal and us in the amount of

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

$13.0 million for the year ended December 31, 2008, the cash distribution included nonrecurring cash proceeds of $12.6 million from the sale of broadcast towers.

        In light of the adverse effect of the economic downturn on the joint venture's operating results, in 2009 we entered into an agreement with NBCUniversal, which covered the period from March 6, 2009 through April 1, 2010 (the "Original Shortfall Funding Agreement") and in 2010 we entered into a second agreement, which covered the period from April 2, 2010 through April 1, 2011 ("2010 Shortfall Funding Agreement"). These agreements provided that: i) we and NBCUniversal waived the requirement that the joint venture maintain debt service reserve cash balances of at least $15 million; ii) the joint venture would use a portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note in 2009 and 2010; iii) NBCUniversal agreed to defer its receipt of 2008, 2009 and 2010 management fees; and iv) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBCUniversal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.

        During the year ended December 31, 2010, pursuant to the shortfall funding agreements with NBCUniversal, we made shortfall loans in the aggregate principal amount of $4.1 million to our joint venture, representing our approximate 20% share in cumulative debt service shortfalls at the joint venture. Concurrent with our funding of the shortfall loans, NBCUniversal funded shortfall loans in the aggregate principal amounts of $15.9 million to the joint venture, in respect of its approximate 80% share in the cumulative debt service shortfalls at the joint venture.

        Because of anticipated future cash shortfalls at the joint venture, on March 14, 2011, we and GE entered into an agreement (the "2011 Shortfall Funding Agreement" and together with the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement the "Shortfall Funding Agreements") covering the period from April 2, 2011 through April 1, 2012. Under the terms of the 2011 Shortfall Funding Agreement, we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2012, we and GE would each provide the joint venture with a shortfall loan. Any shortfall loans funded by us under the 2011 Shortfall Funding Agreement will be calculated on the basis of our percentage of economic interest in the joint venture, and GE's share of shortfall loans will be calculated on the basis of NBCUniversal's percentage of economic interest in the joint venture. GE's obligation to fund shortfall loans under the 2011 Shortfall Funding Agreement is conditioned upon (a) amendment of the joint venture's Credit Agreement with GECC and the LLC Agreement governing the joint venture's operations, to permit the joint venture to obtain shortfall loans from GE, and (b) receipt of the consent of Comcast Corporation to the terms and conditions on which GE provides its proportionate share of any shortfall; provided that Comcast's consent may not be unreasonably withheld. NBCUniversal has acknowledged and agreed to the terms of the 2011 Shortfall Funding Agreement.

        Under the terms of the joint venture's TV Master Service Agreement with NBCUniversal, management fees incurred by the joint venture to NBCUniversal during the term of the 2011 Shortfall Funding Agreement will continue to accrue, but are not payable if any existing joint venture shortfall loans remain outstanding. Management fees payable in arrears attributable to 2008, 2009, and 2010 are also not payable to NBCUniversal if any existing joint venture shortfall loans remain outstanding.

        We recognize shortfall funding liabilities to the joint venture on our balance sheet when those liabilities become both probable and estimable, which occurs when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

debt service shortfall is probable to occur and when we have reached or intend to reach a shortfall funding agreement with covering the budgeted or forecasted period. Based on 2011 forecast information provided by joint venture management and our estimate of joint venture cash flows through March 31, 2012, we estimate our share of shortfall funding could be approximately $1.9 million through March 31, 2012. Actual cash shortfalls at the joint venture could vary from our current estimates. Cash shortfalls at the joint venture beyond March 31, 2012 are not currently estimable or probable; therefore, we have not accrued for any potential obligations beyond $1.9 million.

        Our ability to honor our shortfall loan obligations under the Shortfall Funding Agreements is limited by certain covenants contained in our Amended Credit Agreement and the indentures governing our 8 3/8% senior notes and our 6 1/2% senior subordinated notes. Based on the 2011 budget provided by joint venture management, and our forecast of total leverage and consolidated EBITDA during 2011 and 2012, we expect to have the capacity within these restrictions to provide shortfall funding under Shortfall Funding Agreements in proportion to our approximately 20% economic interest in the joint venture through the April 1, 2012 expiration of the 2011 Shortfall Funding Agreement. However, there can be no assurance that we will have the capacity to provide such funding. If we are unable to make payments under the Shortfall Funding Agreements, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default. In addition, if the joint venture experiences further cash shortfalls beyond April 1, 2012, we may decide to fund such cash shortfalls, or to fund such shortfalls through further loans or equity contributions to the joint venture.

        An event of default under the GECC Note will occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due and payable, or to pay the principal amount on the maturity date. If the joint venture fails to pay interest on the GECC Note, and no shortfall loan to fund the interest payment is made within 90 days of the date due and payable, an event of default would occur and GECC could accelerate the maturity of the entire amount due under the GECC Note. Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBCUniversal and us. Upon an event of default under the GECC Note, GECC's only recourse is to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the GECC Note.

        Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined upon occurrence of the following events: i) there is an event of default; ii) the default is not remedied; and iii) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note. Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between i) the total amount at which the joint venture's assets were sold and ii) the principal amount and any unpaid interest due under the GECC Note. As of December 31, 2010, we estimate the fair value of the television stations in the joint venture to be approximately $254.1 million less than the outstanding balance of the GECC note of $815.5 million.

        Although we believe the probability is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note during 2011, there can be no assurances that such an event of default will not occur. There are no financial or similar covenants in the GECC Note. In addition, since both NBCUniversal and LIN Television have agreed to fund interest payments through

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

April 1, 2011, and GE and LIN Television have agreed to fund interest payments from April 2, 2011 through April 1, 2012, if the joint venture is unable to generate sufficient cash to service interest payments on the GECC Note, NBCUniversal or GE, and LIN Television are able to control the occurrence of a default under the GECC Note.

        If an event of default occurs under the GECC Note, LIN TV, which conducts all of its operations through its subsidiaries, could experience material adverse consequences, including:

  •
  GECC, after exhausting all remedies against the joint venture, could enforce its rights under the guarantee, which could cause LIN TV to determine that LIN Television should seek to sell material assets owned by it in order to satisfy LIN TV's obligations under the guarantee;

  •
  GECC's initiation of proceedings against LIN TV under the guarantee could result in a change of control or other material adverse consequences to LIN Television, which could cause an acceleration of LIN Television's senior secured credit facility and other outstanding indebtedness; and

  •
  if the GECC Note is prepaid because of an acceleration on default or otherwise, LIN TV would incur a substantial tax gain of approximately $815.5 million related to its deferred gain associated with the formation of the joint venture. This amount of gain, exclusive of any potential utilization of net operating loss carryforwards, would be subject to U.S. Federal and various State tax rates of 35% and approximately 3% (net of Federal benefit), respectively.

Litigation

        We are currently and from time-to-time involved in litigation incidental to the conduct of our business. In the opinion of our management, such litigation as of December 31, 2010 is not likely to have a material adverse effect on our financial position, results of operations or cash flows.

Note 16—Income Taxes

        The income (loss) before income taxes was solely from domestic operations. The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$340	$579	$—
State	620	452	429

Total current	$960	$1,031	$429

Deferred:
Federal	$18,467	$5,588	$(188,386)
State	799	7,222	(34,208)

Total deferred	19,266	12,810	(222,594)

Total current and deferred	$20,226	$13,841	$(222,165)

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 16—Income Taxes (Continued)

        The following table reconciles the amount that would be calculated by applying the 35% federal statutory rate to income (loss) before income taxes to the actual provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2010	2009	2008
Provision (benefit) assuming federal statutory rate	$19,854	$8,190	$(369,937)
State taxes, net of federal tax benefit	2,419	2,978	(35,306)
State tax law changes, net of federal tax benefit	(281)	3,321	6,195
Change in valuation allowance	(1,216)	(2,171)	39,419
Impairment of goodwill	(220)	60	137,134
Stock compensation	366	580	—
Other	(696)	883	330

	$20,226	$13,841	$(222,165)

Effective income tax rate on continuing operations	35.7%	59.2%	21.0%

        The components of the net deferred tax liability are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax liabilities:
Deferred gain related to equity investment in NBC joint venture	$264,309	$264,556
Property and equipment	13,557	15,296
Deferred gain on debt repurchase	18,356	18,274
Other	6,878	6,182

Total	$303,100	$304,308

Deferred tax assets:
Net operating loss carryforwards	$(137,030)	$(131,645)
Equity investments	(1,404)	(1,340)
Intangible assets	199	(20,239)
Other	(38,858)	(42,153)
Valuation allowance	59,990	57,501

Total	(117,103)	(137,876)

Net deferred tax liabilities	$185,997	$166,432

        We maintain a valuation allowance related to our deferred tax asset position when management believes it is more likely than not that the net deferred tax assets will not be realized in the future. Our valuation allowance was $60.0 million as of December 31, 2010, which represents an increase of $2.5 million for the year ended December 31, 2010. This increase is primarily attributable to additional 2010 taxable loss generated. Components of our valuation allowance were:

  •
  Federal net operating loss carryforwards of $35.1 million;

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 16—Income Taxes (Continued)

  •
  State net operating loss carryforwards of $17.3 million;

  •
  State deferred tax assets of $0.5 million recorded in connection with the acquisitions of stations in 2005 and 2006; and

  •
  State deferred tax assets of $7.1 million related to the impairment of the broadcast licenses and goodwill.

        As of December 31, 2010, we had federal net operating loss carryforwards of approximately $342.3 million that begin to expire in 2020. Additionally, we had state net operating loss carryforwards that vary by jurisdiction (tax effected, net of federal benefit) of approximately $17.3 million, expiring through 2030. The Company's historical net operating loss carryforward and corresponding valuation allowance has been revised to conform with the current year presentation. As such, the Company's December 31, 2009 net operating loss carryforward and corresponding valuation allowance have been increased by approximately $6.5 million to $131.6 million and $57.5 million, respectively.

        The Company's uncertain tax positions for the years ended December 31, 2010, 2009, and 2008 is limited to certain unrecognized state benefits totaling $26.6 million, $24.5 million and $22.5 million, respectively. The annual increase reflects additional state benefits offset by expiring losses of $0.5 million for 2010 and 2009. We file a consolidated federal income tax return and we file numerous other consolidated and separate income tax returns in U.S. state jurisdictions. Tax years 2006-2009 remain open to examination by major taxing jurisdictions.

Note 17—Accrued Expenses

        Accrued expenses consisted of the following (in thousands):

	December 31,
	2010	2009
Accrued compensation	$7,914	$7,303
Accrued contract costs	6,978	6,739
Accrued interest	6,943	3,617
Accrued shortfall loan to SVH (See Note 15—"Commitments and Contingencies")	1,922	6,000
Accrued barter, net	73	3,978
Other accrued expenses	18,523	14,279

Total	$42,353	$41,916

Note 18—Subsequent Events

Joint Venture with NBC Universal:

        On March 14, 2011, because of anticipated future debt service shortfalls at the NBC joint venture, we and GE entered into the 2011 Shortfall Funding Agreement. For further information on the 2011 Shortfall Funding Agreement see Note 15—"Commitments and Contingencies".

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 19—Unaudited Quarterly Data

	Quarter Ended
	March 31, 2010		June 30, 2010		September 30, 2010	December 31, 2010
	(in thousands, except per share data)
Net revenues	$91,845		$99,460		$103,616	$125,126
Operating income	$16,280		$25,058		$26,835	$44,164
Net income	$3,501		$3,644		$8,271	$21,082
	Quarter Ended
	March 31, 2009		June 30, 2009		September 30, 2009	December 31, 2009
	(in thousands, except per share data)
Net revenues	$74,475		$82,517		$81,371	$101,111
Operating income (loss)	$4,757		$(25,814	)(1)	$13,787	$29,383	(3)
Income (loss) from continuing operations	$25,006		$(25,334)		$(875)	$10,762	(3)
Loss from discontinued operations	$(284	)(2)	$(162	)(2)	$—	$—
Net income (loss)	$24,722		$(25,496)		$(875)	$10,762

(1)
Includes an impairment charge of $39.9 million, including $37.2 million impairment to the carrying value of our broadcast licenses and $2.7 million impairment to the carrying values of our goodwill.

(2)
Includes the results of operations of the Banks Broadcasting joint venture.

(3)
Includes an out of period adjustment for a gain on the exchange of equipment of $0.9 million and $0.5 million in operating income and income from continuing operations, respectively, that should have been recorded in third quarter of 2009. We concluded this amount was immaterial to our financial statements as of September 30, 2009 and have corrected the item as an out of period adjustment.

Note 20—Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cash paid for interest expense	$43,680	$41,048	$49,260

Cash (refunded from) paid for income taxes—continuing operations	$(345)	$16	$1,152
Cash (refunded from) income taxes—discontinued operations	—	—	(6)

Cash (refunded from) paid for income taxes	$(345)	$16	$1,146

Non-cash investing activities:
Accrual for estimated joint venture loan	$—	$6,000	$—

KNVA-TV:
Fair value of broadcast license acquired	$—	$—	$8,661
Cash paid	—	—	(973)

Liabilities assumed	$—	$—	$7,688

        On May 27, 2009, the FCC approved the transfer of the shares of 54 Broadcasting to Vaughan Media, LLC ("Vaughan Media"). 54 Broadcasting holds the FCC broadcast license to KNVA-TV in

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 20—Supplemental Disclosure of Cash Flow Information (Continued)

Austin, TX, for which we provide programming under a local marketing agreement. We assigned our option to purchase the shares of 54 Broadcasting to Vaughan Media, which acquired the stock of 54 Broadcasting on July 27, 2009. Pursuant to the settlement agreement we reached on March 2, 2009 with the former stockholders of 54 Broadcasting, as a result of a complaint filed against us and Vaughan Media by 54 Broadcasting alleging that our assignment and subsequent exercise were not valid, on the date of the closing of this transfer, we made a payment of $6.0 million to 54 Broadcasting prior to Vaughan Media's exercise of the option to purchase the shares of 54 Broadcasting. We incurred approximately $1.7 million of legal and other expenses associated with the consummation of this transaction.

Note 21—Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Operations	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts as of December 31,
2010	$2,272	$1,331	$(1,370)	$2,233
2009	$2,761	$791	$(1,280)	$2,272
2008	$1,640	$2,458	$(1,337)	$2,761
Valuation allowance on state and federal deferred tax assets as of December 31,
2010	$57,501	$2,489	$—	$59,990
2009(A)	$59,672	$(2,171)	$—	$57,501
2008(A)	$20,253	$39,419	$—	$59,672

(A)
Refer to Note 16—"Income Taxes" for a description of a revision to our valuation allowance on deferred tax assets.

Schedule I—Condensed Financial Information of the Registrant

LIN TV Corp.

Condensed Balance Sheets

	Year Ended December 31,
	2010	2009(A)
ASSETS
Investment in wholly-owned subsidiaries	$—	$—

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accumulated losses in excess of investment in wholly-owned subsidiaries	$95,624	$137,775
Stockholders' (Deficit) Equity:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, Issued: 32,509,759 and 30,270,167 shares as of December 31, 2010 and 2009, respectively Outstanding: 31,636,941 and 29,397,349 shares as of December 31, 2010 and 2009, respectively	294	294
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares as of December 31, 2010 and 2009, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares as of December 31, 2010 and 2009, issued and outstanding; convertible into an equal number of shares of Class A common stock	—	—
Additional paid-in-capital	1,109,814	1,104,161
Accumulated deficit	(1,205,967)	(1,242,465)

Total stockholders' (deficit) equity	(95,624)	(137,775)

Total liabilities and stockholders' (deficit) equity	$—	$—

(A)
Refer to Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" for a description of the revision to the condensed balance sheet as of December 31, 2009.

LIN TV Corp.

Condensed Statements of Operations

	Year Ended December 31,
	2010	2009	2008(A)
Share of income (loss) wholly-owned subsidiaries	$36,498	$9,113	$(834,771)

Net income (loss)	$36,498	$9,113	$(834,771)

Basic income (loss) per common share	$0.68	$0.18	$(16.41)
Diluted income (loss) per common share	$0.66	$0.18	$(16.41)
Weighted-average number of common shares outstanding used in calculating basic income (loss) per common share	53,978	51,464	50,865
Weighted-average number of common shares outstanding used in calculating diluted income (loss) per common share	55,489	51,499	50,865

(A)
Refer to Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" for a description of the revision to the condensed statement of operations for the year ended December 31, 2008.

LIN TV Corp.

Condensed Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008(A)
Operating activities:
Net income (loss)	$36,498	$9,113	$(834,771)
Share of (loss) income in wholly-owned subsidiaries	(36,498)	(9,113)	834,771

Net cash used in operating activities	—	—	—
Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents at end of the period	$—	$—	$—

(A)
Refer to Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" for a description of the revision to the condensed statement of cash flows for the year ended December 31, 2008.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Financial Statements

December 31, 2010 and 2009

(With Independent Auditors' Report Thereon)

KPMG LLP 345 Park Avenue New York, NY 10154-0102

Independent Auditors' Report

To the Members of Station Venture Holdings, LLC:

        We have audited the accompanying balance sheets of Station Venture Holdings, LLC (a limited liability company) (the Company) as of December 31, 2010 and 2009, and the related statements of operations, members' deficit, and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Station Venture Holdings, LLC as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

March 15, 2011

KPMG LLP is a Delaware limited liability partnership, the U.S. member firm of KPMG International Cooperative ("KPMG International"), a Swiss entity.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Balance Sheets

December 31, 2010 and 2009

(In thousands)

	2010	2009
Assets
Current assets—cash	$183	223
Limited partnership interest in Station Venture Operations, LP (note 2)	206,445	195,287

Total assets	$206,628	195,510

Liabilities and Members' Deficit
Current liabilities—accrued interest payable (note 3)	$1,645	544
Related-party notes payable (note 3)	835,512	815,500

Total liabilities	837,157	816,044
Commitments and contingencies (note 4)
Members' deficit	(630,529)	(620,534)

Total liabilities and members' deficit	$206,628	195,510

See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Statements of Operations

Years ended December 31, 2010, 2009, and 2008

(In thousands)

	2010	2009	2008
Revenue:
Equity in income from limited partnership interest in Station Venture Operations, LP (note 2)	$57,253	31,100	64,101

Other income (expense)
Interest expense—related party (note 3)	(67,248)	(66,146)	(66,146)
Interest income	—	12	171

Total other expense	(67,248)	(66,134)	(65,975)

Net loss	$(9,995)	(35,034)	(1,874)

See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Statements of Members' Deficit

Years ended December 31, 2010, 2009, and 2008

(In thousands)

	NBC Telemundo License Co.	LIN Television of Texas, LP	Total members' deficit
Balance at December 31, 2007	$213,213	(783,839)	(570,626)
Net loss	(1,492)	(382)	(1,874)
Distributions	(10,351)	(2,649)	(13,000)

Balance at December 31, 2008	201,370	(786,870)	(585,500)
Net loss	(27,894)	(7,140)	(35,034)
Distributions	—	—	—

Balance at December 31, 2009	173,476	(794,010)	(620,534)
Net loss	(7,958)	(2,037)	(9,995)
Distributions	—	—	—

Balance at December 31, 2010	$165,518	(796,047)	(630,529)

See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Statements of Cash Flows

Years ended December 31, 2010, 2009, and 2008

(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(9,995)	$(35,034)	$(1,874)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income from limited partnership interest in Station Venture Operations, LP	(57,253)	(31,100)	(64,101)
Distributions from limited partnership interest in Station Venture Operations, LP	46,095	51,071	79,144
Current liabilities	1,101	182	(363)

Net cash (used in) provided by operating activities	(20,052)	(14,881)	12,806
Net cash flows provided by (used in) financing activities:
Related-party notes payable	20,012	—	—
Distributions	—	—	(13,000)

Decrease in cash	(40)	(14,881)	(194)
Cash at beginning of year	223	15,104	15,298

Cash at end of year	$183	$223	$15,104

Supplemental cash flow information:
Cash paid for interest	$66,146	65,964	66,509

See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Notes to Financial Statements

December 31, 2010 and 2009

(Dollars in thousands)

(1) Descriptions of Business and Summary of Significant Accounting Policies

  (a) Description of Business

        Station Venture Holdings, LLC ("the Company") is a Delaware limited liability company incorporated in 1998. The Company is 79.62% owned by NBC Telemundo License Co. ("NBCTL"), an indirect subsidiary of NBC Universal, Inc. ("NBCU") and 20.38% owned by LIN Television of Texas, LP ("LIN-Texas"), a wholly owned subsidiary of LIN Television ("LIN TV") (collectively, "the Members"). Voting control of the Company is shared equally between NBCTL and LIN-Texas. As of December 31, 2010, NBCU was owned 87.7% by a wholly-owned subsidiary of General Electric Company ("GE"), and 12.3% by a wholly-owned subsidiary of Vivendi S.A. ("Vivendi").

        The Company holds a noncontrolling 99.75% limited partnership interest in Station Venture Operations, LP ("Station Venture Operations"). Under the terms of the Company's LLC agreement, the Members of the Company have agreed to maintain certain cash levels to cover interest and principal payments. Furthermore, the Company is solely liable for any loan or related agreement, debt obligation, or liability and no member is personally obligated, solely as result of being a Member.

  Description of the Note

        The Company currently does not anticipate that its interest in Station Venture Operations will generate sufficient cash flow to meet its interest obligations under its $815,000 term loan ("the Note") due to General Electric Capital Corporation, a wholly owned subsidiary of GE. As such, the Company's Members have waived the requirement that the company maintain debt service reserve cash balances to fund interest payments on the Note. The Company has also received support letters from GE and LIN TV stating that they each will provide funding in an amount equal to the difference between the cash available and the interest payable under the Note pursuant to the Credit Agreement dated as of March 2, 1998 through April 1, 2012 based on the proportional ownership interests of NBCTL and LIN-Texas. Refer to Note 5 for further discussion of GE's indemnification of NBCU's obligations with respect to our Company.

        The term of the Company ends on March 2, 2023 unless dissolved earlier.

        Net earnings and losses from operations and distributions are allocated to the Members in proportion to each Member's relative ownership interest. Gain or loss upon sale of the Company's assets is to be allocated in a manner that will cause the Members' capital accounts to remain in proportion to the Members' relative ownership percentages prior to distribution of the proceeds from the sale.

  (b) Accounting Principles

        The Company's financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).

  (c) Cash

        Cash balances are exposed to a concentration of credit risk. Concentration of credit risk is limited, as the Company maintains primary banking relationships with high-credit quality and federal insured institutions. The Company has not experienced any losses in such accounts.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Notes to Financial Statements (Continued)

December 31, 2010 and 2009

(Dollars in thousands)

(1) Descriptions of Business and Summary of Significant Accounting Policies (Continued)

  (d) Limited Partnership Interest in Station Venture Operations, LP

        The Company's limited partnership interest in Station Venture Operations is a noncontrolling investment and, accordingly, is accounted for by the equity method. NBCTL, as the General Partner; maintains all voting control in Station Venture Operations, subject to certain protective rights held by the Company.

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

(2) Limited Partnership Interest in Station Venture Operations, LP

        The Company holds a 99.75% limited partnership interest in Station Venture Operations. Station Venture Operations operates two television stations serving the San Diego, California and Dallas—Ft. Worth, Texas areas. Initial capital contributions in Station Venture Operations totaled $254,222 of which, $252,012 was contributed by the Company and $2,210 was contributed by NBCTL.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Notes to Financial Statements (Continued)

December 31, 2010 and 2009

(Dollars in thousands)

(2) Limited Partnership Interest in Station Venture Operations, LP (Continued)

        Summarized balance sheets for Station Venture Operations at December 31, 2010 and 2009 are as follows:

	2010	2009
Assets
Cash	$2,191	4,381
Accounts receivable, net and other	30,025	29,302
Property and equipment, net	15,309	16,065
Goodwill, net	186,169	186,169

	$233,694	235,917

Liabilities and Partners' Capital
Accounts payable and other	$13,589	11,733
Due to affiliates, net	11,568	26,833
Partners' captial	208,537	197,351

	$233,694	235,917

        Summarized statements of operations for Station Venture Operations for each of the years in the three-year period ended December 31, 2010 are as follows:

	2010	2009	2008
Net revenue	$133,222	105,584	139,200
Other expenses, net	(75,826)	(74,406)	(74,938)

Net income	$57,396	31,178	64,262

Company's share of net income	$57,253	31,100	64,101

(3) Related-Party Notes Payable

        Related-party notes payable at December 31, 2010 and 2009 is as follows:

	2010	2009
Note Payable, dated March 2, 1998, to General Electric Capital Corp. (GECC), a wholly owned subsidiary of GE, interest payable quarterly through March 2, 2023, bearing interest at 8% until March 2, 2013 and thereafter at 9%; maturing on March 2, 2023	$815,500	$815,500
Member Loans	20,012	—

Total related-party notes payable	$835,512	$815,500

        At December 31, 2010 and 2009, the Note payable of $815,500, due March 2023, represents long-term debt contributed by LIN-Texas upon formation of the Company. The Company may, without penalty,

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Notes to Financial Statements (Continued)

December 31, 2010 and 2009

(Dollars in thousands)

(3) Related-Party Notes Payable (Continued)

prepay this Note payable. This Note payable is guaranteed by LIN TV. Occurrence of any event of default allows GECC to increase the interest rate, accelerate payment of the loan and/or terminate future funding, in addition to the exercise of legal remedies, including foreclosing on collateral. Substantially all of the Company's assets are pledged to GECC as collateral.

        During the year ended December 31, 2010, the Company received promissory notes ("Member Loans") from its Members in the aggregate amount of $20,012, in proportion to each Member's interest in the Company, to fund interest payments on the Note to GECC. Interest on the Member Loans accrues at 8% and is payable quarterly as long as the loans remain outstanding and cash is available. The Member Loans are to be repaid in the event that available cash exceeds the amount needed to pay interest on the Note to GECC, and will first be applied to the principal and then to accrued interest.

        Interest expense totaled $67,248 (including $1,102 related to the Member Loans) for the year ended December 31, 2010, and $66,146 in each of the years ended December 31, 2009 and 2008. At December 31, 2010 and 2009, interest payable totaled $1,645 (including $1,102 related to the Member Loans) and $544, respectively.

(4) Commitments and Contingencies

        From time to time, the Company may be subject to routine litigation incidental to its business. Management believes, based in part on the advice of legal counsel, that the results of pending legal proceedings will not materially affect the Company's financial position, results of operations, or liquidity.

(5) Subsequent Events

        On January 28, 2011, NBCU, GE and Comcast Corporation ("Comcast") closed a transaction in which Comcast acquired control of the business of NBC Universal, Inc., which is now named NBCUniversal Media, LLC ("NBCUniversal"). Comcast now indirectly owns 51% of NBCUniversal and GE indirectly owns the remaining 49%. As a result of this transaction, on January 28, 2011, GE indemnified NBCUniversal for all liabilities incurred as a result of the Note, or under any related credit support, risk of loss or similar arrangement in existence prior to the closing of the transaction.

        We evaluate subsequent events that have occurred through the date our financial statements were available to be issued. As such we have evaluated events that have occurred through March 15, 2011.

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Financial Statements

December 31, 2010 and 2009

(With Independent Auditors' Report Thereon)

KPMG LLP 345 Park Avenue New York, NY 10154-0102

Independent Auditors' Report

To the Managing Director of Station Venture Operations, LP:

        We have audited the accompanying balance sheets of Station Venture Operations, LP (a limited partnership) as of December 31, 2010 and 2009, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Station Venture Operations, LP as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

March 15, 2011

KPMG LLP is a Delaware limited liability partnership, the U.S. member firm of KPMG International Cooperative ("KPMG International"), a Swiss entity.

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Balance Sheets

December 31, 2010 and 2009

(In thousands)

	2010	2009
Assets (note 3)
Current assets:
Cash	$2,191	4,381
Accounts receivable, less allowance for doubtful accounts of $1,549 in 2010 and $1,578 in 2009	29,053	26,862
Program rights and other assets	972	2,440

Total current assets	32,216	33,683
Property and equipment, net (note 2)	15,309	16,065
Goodwill	186,169	186,169

Total assets	$233,694	235,917

Liabilities and Partners' Capital
Current liabilities:
Program obligations and other current liabilities	$6,320	4,534
Due to affiliates, net (note 3)	11,568	26,833

Total current liabilities	17,888	31,367
Other liabilities	7,269	7,199

Total liabilities	25,157	38,566
Commitments and contingencies (note 4)
Partners' capital	208,537	197,351

Total liabilities and partners' capital	$233,694	235,917

See accompanying notes to financial statements.

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Statements of Operations

Years ended December 31, 2010 and 2009

(In thousands)

	2010	2009
Net revenue (note 3)	$133,222	105,584
Operating expenses (note 3):
Technical, programming and news	49,399	50,787
Selling, general and administrative	26,561	24,609

Total operating expenses	75,960	75,396

Operating income	57,262	30,188
Other, net	284	1,078

Net income before taxes	57,546	31,266
Taxes	150	88

Net income after taxes	$57,396	31,178

See accompanying notes to financial statements.

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Statements of Partners' Capital

Years ended December 31, 2010 and 2009

(In thousands)

	Station Venture Holdings, LLC	NBC Telemundo License Co.	Total partners' capital
Balance at December 31, 2008	$215,258	2,115	217,373
Net income	31,100	78	31,178
Distributions	(51,072)	(128)	(51,200)

Balance at December 31, 2009	195,286	2,065	197,351
Net income	57,253	143	57,396
Distributions	(46,095)	(115)	(46,210)

Balance at December 31, 2010	$206,444	2,093	208,537

See accompanying notes to financial statements.

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2010 and 2009

(In thousands)

	2010	2009
Cash flow from operating activities:
Net income after taxes	$57,396	31,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,942	3,620
Gain on disposition of property and equipment, net	(252)	(390)
Changes in operating assets and liabilities:
Accounts receivable	(2,191)	(1,556)
Program rights and other assets	1,468	137
Program obligations and other liabilities	1,644	(1,329)
Due to affiliates, net	(15,265)	18,465

Net cash provided by operating activities	45,742	50,125

Cash flows from investing activities:
Proceeds on sale of property and equipment	—	747
Purchase of property and equipment	(1,722)	(1,098)

Net cash used in investing activity	(1,722)	(351)

Net cash flows from financing activities:
Distributions	(46,210)	(51,200)

Net decrease in cash	(2,190)	(1,426)
Cash at beginning of year	4,381	5,807

Cash at end of year	$2,191	4,381

Supplemental cash flow information:
Income taxes paid	85	210

See accompanying notes to financial statements.

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Notes to Financial Statements

December 31, 2010 and 2009

(Dollars in thousands)

(1) Description of Business and Summary of Significant Accounting Policies

  (a) Description of Business

        Station Venture Operations, LP ("the Partnership") is a Delaware limited partnership. The Partnership operates two television stations, KNSD and KXAS. KNSD serves the San Diego, California area and KXAS serves the Dallas—Ft. Worth, Texas area. At December 31, 2010, Station Venture Holdings, LLC ("the LLC"), a Delaware limited liability company, holds a direct 99.75% interest in the Partnership, and the NBC Universal, Inc. ("NBCU"), through its indirect subsidiary, NBC Telemundo License Co. ("NBCTL") holds an indirect interest in the Partnership of 0.25%. NBCU and LIN Television Corporation each hold an indirect interest in the LLC of 79.62% and 20.38%, respectively.

        As of December 31, 2010, NBCU was owned 87.7% by a wholly owned subsidiary of General Electric Company ("GE"), and 12.3% by a wholly owned subsidiary of Vivendi S.A. ("Vivendi").

        NBCTL, as general partner, manages the day-to-day operations of the Partnership, subject to certain limited approval rights granted to the limited partner, the LLC, pursuant to the Partnership's limited partnership agreement ("LP agreement"). The term of the Partnership ends March 2, 2023, unless dissolved earlier.

        Net earnings and losses from operations and distributions of the Partnership are allocated to the partners in proportion to each partner's relative ownership interest. Gain or loss upon sale of the Partnership's assets is to be allocated in a manner that will cause the partners' capital accounts to be in proportion to the partners' relative ownership percentages prior to distribution of the proceeds from the sale.

        Substantially all of the assets of the Partnership are pledged as collateral under the terms of the LLC's $815,500 term loan ("the Note") to GE Capital Corporation, a subsidiary of GE. The LLC has no source of income other than its interest in the earnings of the Partnership and the LLC believes that the Partnership's earnings may not be sufficient to meet the LLC's interest obligation under the note. As such, the LLC has received parental support letters from GE and LIN Television Corporation, stating that they each will provide funding in an amount equal to the difference between the cash available and the interest payable under the Note pursuant to the Credit Agreement dated as of March 2, 1998 through April 1, 2012 based on the proportional ownership interests of NBCTL and LIN Television Corporation. Refer to Note 5 for further discussion of GE's indemnification of NBCU's obligations with respect to the LLC.

  (b) Accounting Principles

        Partnership financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).

  (c) Allowance for Doubtful Accounts

        The Partnership makes estimates regarding the collectibility of accounts receivable based on accumulated experience.

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Notes to Financial Statements (Continued)

December 31, 2010 and 2009

(Dollars in thousands)

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

  (d) Program Rights

        Cost to acquire programming is deferred until the earlier of acquisition or commencement of the license period when the programming is available for use. Programming costs are amortized in the period in which the associated programs are aired, and such costs are stated at the lower of amortized cost or net realizable value. Actual results could differ from estimates of net realizable value.

  (e) Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, generally 10 to 40 years for buildings and 3 to 10 years for furniture, fixtures, and equipment. Leasehold improvements are amortized over the shorter of the economic useful life of the improvement or the lease period.

  (f) Goodwill

        The Partnership does not amortize goodwill, but tests it annually for impairment at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level), if discrete financial information is prepared and regularly reviewed by management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. An impairment charge is recognized if the carrying amount of a reporting unit's goodwill exceeds it's the implied fair value of that goodwill. The Partnership uses discounted cash flows to establish fair values. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results. When all or a portion of a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business disposed of and the portion of the reporting unit that will be retained.

  (g) Revenue Recognition

        Television advertising sales are recorded as revenue when advertisements are aired, net of provision for any viewer shortfalls (makegoods) and agency commissions. NBC network compensation is recognized when services are provided.

  (h) Advertising

        Advertising costs are expensed as incurred. Advertising costs included in selling, general, and administrative expenses totaled $347 and $181 for the years ended December 31, 2010 and 2009, respectively.

  (i) Income Taxes

        The Partnership is not subject to federal income tax as the income of the partnership is taxable to its partners. For Texas Franchise Tax purposes, the Partnership is considered a taxable entity. As such, the

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Notes to Financial Statements (Continued)

December 31, 2010 and 2009

(Dollars in thousands)

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

Partnership has recorded an accrual for the Texas Franchise Tax, totaling $165 at December 31, 2010. It is expected that the Texas Franchise Tax return of the partnership will be filed on a combined basis with NBCU, a subsidiary of GE. On the basis of an informal tax sharing agreement with NBCU, the Partnership has computed its Texas Franchise Tax on a separate company basis including only its activities.

  (j) Impairment of Long-lived Assets

        The Partnership reviews other long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. Such assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows, quoted market prices when available, or appraised values, as appropriate.

  (k) Fair Value of Financial Assets and Liabilities

        The carrying amounts of cash, accounts receivable, program contract liability, accounts payable, and other current liabilities are considered to be representative of their respective fair values because of the short-term nature of these financial instruments. The fair value of the due to affiliates balance cannot be reasonably determined due to its related party nature.

  (l) Concentration of Risk

        The Partnership is potentially exposed to concentrations of risk consisting primarily of cash and accounts receivable, which are generally not collateralized. The Partnership's policy is to place its cash with high-credit quality financial institutions in order to limit the amount of credit exposure. Cash balances with any one institution may be in excess of federally insured limits or may be invested in a nonfederally insured money market account.

  (m) Use of Estimates

        Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with US GAAP. Actual results could differ from those estimates.

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Notes to Financial Statements (Continued)

December 31, 2010 and 2009

(Dollars in thousands)

(2) Property and Equipment

        Property and equipment consists of the following:

	2010	2009
Land	$660	660
Building and leasehold improvements	13,479	13,479
Furniture, fixtures, and equipment	46,800	46,309
Construction in progress	1,070	390

	62,009	60,838
Less accumulated depreciation and amortization	(46,700)	(44,773)

	$15,309	16,065

        On March 29, 2008 the Partnership entered into a sale-leaseback agreement for four of its broadcast towers, one in Dallas and three in San Diego. The total proceeds from the sale were $12,568, resulting in a $6,281 gain on sale of property in 2008. The Partnership recorded a deferred gain of $5,023, which will be recognized evenly over the 20-year life of the lease through 2027. During the years ended December 31, 2010 and 2009, total rent expense related to the sale-leaseback was $882 and $882, respectively, and $251 and $251, respectively, of the deferred gain was recognized into other income.

(3) Related-party Transactions

        NBCU provides the Partnership with a variety of services, including workforce, accounting, procurement and sourcing support, insurance and tax services. NBCU receives a management fee equal to 6% of the aggregate broadcast cash flow, defined as operating income plus depreciation and amortization, including both amortization of tangible and intangible assets and program rights, less cash payments for program rights and capital expenditures. The Partnership records management fees in selling, general, and administrative expense in the accompanying statements of operations. Related-party transactions recorded in net revenue related primarily to network compensation arrangements with NBCU and GE and totaled $8,469 and $9,198 for the years ended December 31, 2010 and 2009, respectively. Management fees and other related party expenses totaled $5,681 and $4,411 for the years ended December 31, 2010 and 2009, respectively. Payment of management fees to NBCU was deferred for the years ended December 31, 2010 and 2009, respectively.

        The Partnership participates with owned and operated television stations of NBCU to acquire television programming from NBCU, as well as from third parties. The cost of acquired programming incurred by each participant is not necessarily indicative of costs that would have been incurred on a stand-alone basis. Programming expense for programming acquired from NBCU was $986 and $1,421, for the years ended December 31, 2010 and 2009, respectively.

        At December 31, 2010 and 2009, the net amount due to NBCU and GE totaled $11,568 and $26,833, respectively.

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Notes to Financial Statements (Continued)

December 31, 2010 and 2009

(Dollars in thousands)

(4) Commitments and Contingencies

        The Partnership is obligated under several noncancelable operating leases for certain property and equipment. There are no contingent rental payments applicable to any of the leases. The majority of the leases provide that the Partnership pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased premises, in addition to the monthly minimum payments. Total rent expense under operating leases totaled $2,531 and $3,101, for the years ended December 31, 2010 and 2009, respectively.

        Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2010 are approximately:

	Nonrelated parties	Related party	Total
Year ending:
2011	$2,336	136	2,472
2012	2,049	96	2,145
2013	2,033	57	2,090
2014	2,090	48	2,138
2015	2,110	3	2,113
Thereafter	20,522	—	20,522

Total minimum lease payments	$31,140	340	31,480

        The Partnership had $23,658 of commitments to acquire television programming, of which $1,381 is with NBCU at December 31, 2010.

(5) Subsequent Events

        On January 28, 2011, NBCU, GE and Comcast Corporation ("Comcast") closed a transaction in which Comcast acquired control of the business of NBC Universal, Inc., which is now named NBCUniversal Media, LLC ("NBCUniversal"). Comcast now indirectly owns 51% of NBCUniversal and GE indirectly owns the remaining 49%. In conjunction with this transaction, on January 28, 2011, GE indemnified NBCUniversal for all liabilities of the LLC incurred as a result of the Note, or under any related credit support, risk of loss or similar arrangement in existence prior to the closing of the transaction.

        We evaluate subsequent events that have occurred through the date our financial statements were available to be issued. As such we have evaluated events that have occurred through March 15, 2011.