Form 10-Q
period 2011-03-31
LIN TELEVISION CORP; LIN TV CORP.
filed 2011-04-29
CIK 931058, 1166789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

LIN TV Corp. Class A common stock, $0.01 par value, outstanding as of April 25, 2011: 31,706,406 shares

LIN TV Corp. Class B common stock, $0.01 par value, outstanding as of April 25, 2011: 23,502,059 shares.

LIN TV Corp. Class C common stock, $0.01 par value, outstanding as of April 25, 2011: 2 shares.

LIN Television Corporation common stock, $0.01 par value, outstanding as of April 25, 2011: 1,000 shares.

Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

LIN TV Corp.

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2011	2010
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$26,775	$11,648
Accounts receivable, less allowance for doubtful accounts (2011 - $2,737; 2010 - $2,233)	75,273	82,486
Other current assets	10,166	5,921
Total current assets	112,214	100,055
Property and equipment, net	149,950	154,127
Deferred financing costs	7,012	7,759
Goodwill	117,259	117,259
Broadcast licenses and other intangible assets, net	397,007	397,280
Other assets	13,933	13,989
Total assets	$797,375	$790,469

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$5,595	$9,573
Accounts payable	7,803	8,003
Accrued expenses	50,518	42,353
Program obligations	9,711	9,528
Total current liabilities	73,627	69,457
Long-term debt, excluding current portion	614,052	613,687
Deferred income taxes, net	186,926	185,997
Program obligations	6,245	7,240
Other liabilities	44,404	45,520
Total liabilities	925,254	921,901

Commitments and Contingenices (Note 10)

Stockholders’ deficit:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, Issued: 32,587,874 and 32,509,759 shares as of March 31, 2011 and December 31, 2010, respectively Outstanding: 31,715,056 and 31,636,941 shares as of March 31, 2011 and December 31, 2010, respectively	295	294
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares as of March 31, 2011 and December 31, 2010, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares as of March 31, 2011 and December 31, 2010, issued and outstanding; convertible into an equal number of shares of Class A common stock	—	—
Treasury stock, 872,818 shares of Class A common stock as of March 31, 2011 and December 31, 2010, at cost	(7,869)	(7,869)
Additional paid-in capital	1,111,661	1,109,814
Accumulated deficit	(1,204,381)	(1,205,967)
Accumulated other comprehensive loss	(27,820)	(27,939)
Total stockholders’ deficit	(127,879)	(131,432)
Total liabilities and stockholders’ deficit	$797,375	$790,469

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
	2011	2010
	(in thousands, except per share data)

Net revenues	$92,640	$91,845

Operating costs and expenses:
Direct operating	31,033	29,305
Selling, general and administrative	26,883	25,424
Amortization of program rights	5,589	6,206
Corporate	6,481	5,184
Depreciation	6,500	7,100
Amortization of intangible assets	273	409
Restructuring charge	—	2,118
Loss (gain) from asset dispositions	255	(181)
Operating income	15,626	16,280

Other expense:
Interest expense, net	12,932	11,715
Share of loss in equity investments	613	—
(Gain) loss on derivative instruments	(620)	9
Loss on extinguishment of debt	142	—
Other expense (income), net	1	(710)
Total other expense, net	13,068	11,014

Income before provision for income taxes	2,558	5,266
Provision for income taxes	972	1,765

Net income	$1,586	$3,501

Basic income per common share:
Net income	$0.03	$0.07

Weighted-average number of common shares outstanding used in calculating basic income per common share	54,983	52,827

Diluted income per common share:
Net income	$0.03	$0.06

Weighted-average number of common shares outstanding used in calculating diluted income per common share	56,545	54,475

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Stockholders’ Deficit and Comprehensive Income

(unaudited)

(in thousands)

	Common Stock			Treasury	Additional		Accumulated Other	Total
	Class A	Class B	Class C	Stock (at	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Amount	Amount	Amount	cost)	Capital	Deficit	Loss	Deficit	Income
Balance as of December 31, 2010	$294	$235	$—	$(7,869)	$1,109,814	$(1,205,967)	$(27,939)	$(131,432)
Amortization of pension net loss, net of tax of $78	—	—	—	—	—	—	119	119	119
Stock-based compensation	1	—	—	—	1,847	—	—	1,848
Net income	—	—	—	—	—	1,586	—	1,586	1,586
Comprehensive income - March, 31 2011									$1,705
Balance as of March 31, 2011	$295	$235	$—	$(7,869)	$1,111,661	$(1,204,381)	$(27,820)	$(127,879)

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIN TV Corp.

Consolidated Statements of Stockholders’ Deficit and Comprehensive Income

(unaudited)

(in thousands)

	Common Stock			Treasury	Additional		Accumulated Other	Total
	Class A	Class B	Class C	Stock (at	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Amount	Amount	Amount	cost)	Capital	Deficit	Loss	Deficit	Income
Balance as of December 31, 2009	$294	$235	$—	$(7,869)	$1,104,161	$(1,242,465)	$(27,917)	$(173,561)
Amortization of pension net loss, net of tax of $38	—	—	—	—	—	—	58	58	58
Unrealized gain on cash flow hedge, net of tax of $156	—	—	—	—	—	—	240	240	240
Stock-based compensation	—	—	—	—	1,151	—	—	1,151
Net income	—	—	—	—	—	3,501	—	3,501	3,501
Comprehensive income - March 31, 2010									$3,799
Balance as of March 31, 2010	$294	$235	$—	$(7,869)	$1,105,312	$(1,238,964)	$(27,619)	$(168,611)

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIN TV Corp.

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2011	2010
	(in thousands)
OPERATING ACTIVITIES:
Net income	$1,586	$3,501
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	6,500	7,100
Amortization of intangible assets	273	409
Amortization of financing costs and note discounts	1,029	1,328
Amortization of program rights	5,589	6,206
Program payments	(6,753)	(7,071)
Loss on extinguishment of debt	142	—
(Gain) loss on derivative instruments	(620)	9
Share of loss in equity investments	613	—
Deferred income taxes, net	929	1,847
Stock-based compensation	1,557	1,151
Loss (gain) from asset dispositions	255	(181)
Other, net	119	(329)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,213	2,719
Other assets	(5,025)	1,100
Accounts payable	(200)	193
Accrued interest expense	11,061	6,851
Other liabilities and accrued expenses	(2,174)	(3,219)
Net cash provided by operating activities	22,094	21,614

INVESTING ACTIVITIES:
Capital expenditures	(2,607)	(4,045)
Proceeds from the sale of assets	40	180
Payments on derivative instruments	(644)	—
Shortfall loan to joint venture with NBCUniversal	—	(3,121)
Net cash used in investing activities	(3,211)	(6,986)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	290	—
Proceeds from borrowings on long-term debt	—	4,000
Principal payments on long-term debt	(3,978)	(20,059)
Payment of long-term debt issue costs	(68)	—
Net cash used in financing activities	(3,756)	(16,059)

Net increase (decrease) in cash and cash equivalents	15,127	(1,431)
Cash and cash equivalents at the beginning of the period	11,648	11,105
Cash and cash equivalents at the end of the period	$26,775	$9,674

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Notes to Unaudited Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

LIN TV Corp. (“LIN TV”), together with its subsidiaries, including LIN Television Corporation (“LIN Television”), is a local television and digital media company operating in the United States. LIN TV and its subsidiaries are affiliates of HM Capital Partners LLC (“HMC”). In these notes, the terms “Company,” “we,” “us” or “our” mean LIN TV Corp. and all subsidiaries included in our consolidated financial statements.

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

The following is a reconciliation of income available to common shareholders from operations and weighted-average common shares outstanding for purposes of calculating basic and diluted income per common share (in thousands):

	Three Months Ended March 31,
	2011	2010
Numerator for income per common share calculation:

Net income available to common shareholders	$1,586	$3,501

Denominator for income per common share calculation:

Weighted-average common shares, basic	54,983	52,827
Effect of dilutive securities:
Stock options and restricted stock	1,562	1,648
Weighted-average common shares, diluted	56,545	54,475

We apply the treasury stock method to measure the dilutive effect of our outstanding stock option and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Potentially dilutive securities representing 0.4 million shares and 0.7 million shares of common stock for the three months ended March 31, 2011 and 2010, respectively, were excluded from the computation of diluted income per common share for these periods because their effect would have been anti-dilutive. The net income per share amounts are the same for our class A, class B and class C common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Comprehensive Income

Our total comprehensive income includes net income and other comprehensive income items listed in the table below (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$1,586	$3,501
Amortization of pension net loss	119	58
Unrealized gain on cash flow hedge	—	240
Total comprehensive income	$1,705	$3,799

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

Note 2 — Equity Investments

Joint Venture with NBCUniversal

We own an approximate 20% interest in Station Venture Holdings, LLC (“SVH”), a joint venture with NBCUniversal Media, LLC (“NBCUniversal”), and account for our interest using the equity method as we do not have a controlling interest. SVH holds a 99.75% interest in Station Venture Operations, LP (“SVO”), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture. The following presents summarized financial information of SVH and SVO (in thousands):

	Three Months Ended March 31,
	2011	2010

Cash distributions to SVH from SVO	$16,130	$958

Income to SVH from SVO	$8,501	$13,845
Interest expense, net	(16,891)	(16,485)
Net loss of SVH	$(8,390)	$(2,640)

Net sales of SVO	$26,210	$32,344
Operating expenses of SVO	(17,669)	(18,100)
Income from operations of SVO	8,552	14,247
Net income of SVO	8,522	14,197

	March 31,
	2011	2010

Shortfall loans outstanding to SVH from LIN Television	$4,079	$3,121
Shortfall loans outstanding to SVH from NBCUniversal	15,934	12,192

In 2008, we recorded an impairment charge that reduced the carrying value of our investment in SVH to $0. At the SVO level, there continues to exist net equity of which we have a proportional share.  Subsequent to the reduction of the SVH carrying value to $0, and as a result of our guarantee of the debt of SVH, we continue to track our share of the income or loss of SVH, but currently are not recording such loss in our financial statements until, or unless, our commitments to fund losses exceeds previously recognized impairment charges.  When SVH generates income, we will begin recording our proportionate share of such income once it exceeds the operating losses not previously recognized in our financial statements.

We record any shortfall liability, pursuant to the shortfall funding agreements described further in Note 10 — “Commitments and Contingencies”, when it is probable and estimable that there will be a shortfall at the SVH level requiring funding from us.  As of December 31, 2010, we had a shortfall liability of $1.9 million recognized for any potential shortfall loans to the joint venture through March 31, 2012 under the shortfall funding agreements. Based on the most recent 2011 forecast information provided by joint venture management and our estimate of joint venture cash flows through March 31, 2012, we estimate our share of shortfall funding to be approximately $2.5 million through March 31, 2012.  We therefore recognized an additional shortfall liability of $0.6 million during the three months ended March 31, 2011.  Actual cash shortfalls at the joint venture could vary from our current estimates. Cash shortfalls at the joint venture beyond March 31, 2012 are not currently estimable or probable; therefore, we have not accrued for any additional shortfalls beyond $2.5 million.

Because of uncertainty surrounding the joint venture’s ability to repay shortfall loans, we concluded that it is more likely than not that the additional amount recognized during the three months ended March 31, 2011 for accrued shortfall loans will not be recovered within a reasonable period of time, if at all. Accordingly, we recognized a charge of $0.6 million to reflect the impairment of the future loans, which has been classified as share of loss in equity investments in our consolidated statement of operations during the three months ended March 31, 2011. Additionally, during 2009 and 2010 we fully impaired any amounts recognized for shortfall loans to the joint venture. Therefore, the amounts receivable under the shortfall loans, and all accrued interest due from the joint venture, are carried at zero on our consolidated balance sheet as of March 31, 2011 and December 31, 2010. For further information on recognition of shortfall funding liabilities, see Note 10 — “Commitments and Contingencies”.

During the three months ended March 31, 2010, pursuant to the shortfall funding agreement with NBCUniversal as further described in Note 10 — “Commitments and Contingencies”, we funded the shortfall loans accrued at December 31, 2009 in the aggregate principal amount of $3.1 million to our joint venture, representing our approximate 20% share in cumulative debt service shortfalls at the joint venture. Concurrent with our funding of the shortfall loans, NBCUniversal funded shortfall loans in the aggregate principal amounts of $12.2 million to the joint venture, in respect of its approximate 80% share in cumulative debt service shortfalls at the joint venture. No shortfall loans were made to the joint venture during the three months ended March 31, 2011.

Note 3 — Intangible Assets

The following table summarizes the carrying amount of intangible assets (in thousands):

	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$117,259	$—	$117,259	$—
Broadcast licenses	391,801	—	391,801	—
Intangible assets subject to amortization (1)	14,403	(9,197)	14,403	(8,924)
Total intangible assets	$523,463	$(9,197)	$523,463	$(8,924)

(1)                      Intangible assets subject to amortization are amortized on a straight line basis and include acquired customer relationships, brand names, non-compete agreements, internal-use software, favorable operating leases, tower rental income leases, option agreements and network affiliations.

There were no events during the three months ended March 31, 2011 that warranted an interim impairment test of our indefinite-lived intangible assets.

Note 4 — Debt

We guarantee all of LIN Television’s debt. All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, 8⅜% Senior Notes due 2018 (the “Senior Notes”), 6½% Senior Subordinated Notes due 2013 and 6½%  Senior Subordinated Notes — Class B due 2013 (together the “Senior Subordinated Notes”) on a joint-and-several basis.

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Senior Secured Credit Facility:
Revolving credit loans expiring November 4, 2011	$—	$—
Term loans due November 4, 2011	5,595	9,573
8⅜% Senior Notes due 2018	200,000	200,000
6½% Senior Subordinated Notes due 2013	275,883	275,883
$141,316 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $3,147 and $3,512 as of March 31, 2011 and December 31, 2010, respectively	138,169	137,804
Total debt	619,647	623,260
Less current portion	5,595	9,573
Total long-term debt	$614,052	$613,687

During the three months ended March 31, 2011, we repaid $0.5 million of principal on our term loans, related to mandatory quarterly payments under our senior secured credit facility. Additionally, during the three months ended March 31, 2011, we made a $3.5 million mandatory principal payment on our term loans, and our revolving credit commitments decreased from $76.1 million to $48.7 million, based on a computation of excess cash flow for the fiscal year ended December 31, 2010, resulting in a loss on extinguishment of debt of $0.1 million.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	March 31, 2011	December 31, 2010

Carrying amount	$619,647	$623,260
Fair value	638,704	634,245

Note 5 — Derivative Financial Instruments

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

We have historically designated the 2006 interest rate hedge as a cash flow hedge. However, as a result of a repayment of $45.9 million of principal on our term loans during 2010, the interest rate hedge ceased to be highly effective in hedging the variable rate cash flows associated with our term loans; accordingly, all changes in fair value are now recorded to our consolidated statement of operations. As a result, we recorded a gain on derivative instruments of $0.6 million for the three months ended March 31, 2011.

During the three months ended March 31, 2010, we recorded a charge of $9 thousand to our consolidated statement of operations, associated with the ineffective portion of this swap.

The fair value of the 2006 interest rate hedge liability was $1.3 million and $2.0 million as of March 31, 2011 and December 31, 2010, respectively, and is included in accrued expenses in our consolidated balance sheet. The fair value is calculated using the discounted expected future cash outflows from a series of three-month LIBOR strips through November 4, 2011, the same maturity date as our senior secured credit facility. The fair value of this derivative was calculated by using observable inputs (Level 2) as defined under the three-level fair value hierarchy.

The following table summarizes our derivative activity during the three months ended March 31 (in thousands):

	(Gain) Loss on Derivative Instruments		Comprehensive Income, Net of Tax
	2011	2010	2011	2010
Mark-to-Market Adjustments on:
2006 interest rate hedge	$(620)	$9	$—	$240

Note 6 — Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the three-level fair value hierarchy as of March 31, 2011 and December 31, 2010 (in thousands):

	Quoted prices in active markets	Significant observable inputs
	(Level 1)	(Level 2)	Total
March 31, 2011:
Assets:
Deferred compensation related investments	$563	$1,090	$1,653

Liabilities:
2006 interest rate hedge	$—	$1,339	$1,339
Deferred compensation related liabilities	$1,639	$—	$1,639

December 31, 2010:
Assets:
Deferred compensation related investments	$1,435	$577	$2,012

Liabilities:
2006 interest rate hedge	$—	$1,960	$1,960
Deferred compensation related liabilities	$2,010	$—	$2,010

As of the dates presented, we had no financial assets or liabilities for which the fair value was determined using Level 3 of the fair value hierarchy.  The fair value of our deferred compensation related investments is based on the cash surrender values of life insurance policies underlying our supplemental income deferral plan, as well as the fair value of the investments selected by employees. The fair value of our deferred compensation related liabilities is determined based on the fair value of the investments selected by employees.

For a description of how the fair value of our 2006 interest rate hedge is determined, see Note 5 — “Derivative Financial Instruments.”

Note 7 — Retirement Plans

The following table shows the components of the net periodic pension (benefit) cost and the contributions to the 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended March 31,
	2011	2010
Net periodic pension (benefit) cost:
Interest cost	$1,495	$1,521
Expected return on plan assets	(1,700)	(1,612)
Amortization of net loss	197	96
Net periodic (benefit) cost:	$(8)	$5
Contributions:
401(k) Plan	$914	$876
Defined contribution retirement plans	30	—
Defined benefit retirement plans	1,500	—
Total contributions	$2,444	$876

We expect to make contributions of $3.5 million to our defined benefit retirement plans during the remainder of 2011. See Note 11 — “Retirement Plans” included in Item 15 of our Annual Report on Form 10-K  for the year ended December 31, 2010 (“10-K”) for a full description of our retirement plans.

Note 8 — Restructuring

During the year ended December 31, 2010, we recorded a restructuring charge of $3.3 million as a result of the consolidation of certain activities at our stations and our corporate headquarters, which resulted in the termination of 66 employees. As of December 31, 2010, we had a remaining accrual of $0.9 million related to these restructuring actions. During the three months ended March 31, 2011, we made cash payments of $0.7 million related to these restructuring actions and expect to make cash payments of $0.2 million during the remainder of 2011.

Note 9 — Income Taxes

We recorded a provision for income taxes of $1.0 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively. Our effective income tax rate was 38.0% and 33.5% for the three months ended March 31, 2011 and 2010, respectively. The decrease in the tax provision was primarily a result of the decrease in income from operations before taxes as compared to the same period last year.  The increase in the effective income tax rate was primarily a result of an income adjustment included in operations during the three months ended March 31, 2010 that had no tax effect and did not recur during the same period in 2011.

Note 10 — Commitments and Contingencies

Contingencies

GECC Note

General Electric Credit Corporation (“GECC”) provided debt financing for a joint venture between NBCUniversal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter (“GECC Note”). The GECC Note is an obligation of the joint venture. We have an approximate 20% equity interest in the joint venture and NBCUniversal has the remaining approximate 80% equity interest, in which we and NBCUniversal each have a 50% voting interest. NBCUniversal operates two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement. LIN TV has guaranteed the payment of principal and interest on the GECC Note.

In January 2011, Comcast Corporation acquired control of the business of NBCUniversal, Inc. through acquisition of a 51% interest in NBCUniversal, LLC, while General Electric Company (“GE”) owns the remaining 49%. GECC remains a majority-owned subsidiary of GE, and LIN TV remains the guarantor of the GECC Note.

In light of the adverse effect of the economic downturn on the joint venture’s operating results, in 2009 we entered into an agreement with NBCUniversal, which covered the period from March 6, 2009 through April 1, 2010 (the “Original Shortfall Funding Agreement”) and in 2010 we entered into a second agreement, which covered the period from April 2, 2010 through April 1, 2011 (“2010 Shortfall Funding Agreement”). These agreements provided that: i) we and NBCUniversal waived the requirement that the joint venture maintain debt service reserve cash balances of at least $15 million; ii) the joint venture would use a portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note in 2009 and 2010; iii) NBCUniversal agreed to defer its receipt of 2008, 2009 and 2010 management fees; and iv) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBCUniversal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.

Because of anticipated future cash shortfalls at the joint venture, on March 14, 2011, we and GE entered into an agreement (the “2011 Shortfall Funding Agreement” and together with the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement the “Shortfall Funding Agreements”) covering the period from April 2, 2011 through April 1, 2012. Under the terms of the 2011 Shortfall Funding Agreement, we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2012, we and GE would each provide the joint venture with a shortfall loan.  Any shortfall loans funded by LIN under the 2011 Shortfall Funding Agreement will be calculated on the basis of our percentage of economic interest in the joint venture, and GE’s share of shortfall loans will be calculated on the basis of NBCUniversal’s percentage of economic interest in the joint venture.  GE’s obligation to fund shortfall loans under the 2011 Shortfall Funding Agreement is conditioned upon (i) amending both the Credit Agreement with GECC and the LLC Agreement governing operation of our joint venture with NBCUniversal, to allow for the joint venture to obtain shortfall loans from GE, and (ii) the consent of Comcast Corporation to the terms and conditions on which GE provides its proportionate share of any shortfall; provided that Comcast’s consent may not be unreasonably withheld.

Under the terms of the joint venture’s TV Master Service Agreement with NBCUniversal, management fees incurred by the joint venture to NBCUniversal during the term of the 2011 Shortfall Funding Agreement will continue to accrue, but are not payable if any existing joint venture shortfall loans remain outstanding.  Management fees payable in arrears attributable to 2008, 2009, 2010 and 2011 are also not payable to NBCUniversal if any joint venture shortfall loans remain outstanding.

We recognize shortfall funding liabilities to the joint venture on our consolidated balance sheet when those liabilities become both probable and estimable, which results when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur and when we have reached or intend to reach a shortfall funding agreement covering the budgeted or forecasted period.  Based on the most recent 2011 forecast information provided by joint venture management, and our estimate of joint venture cash flows through March 31, 2012, we estimate our share of shortfall funding under the 2011 Shortfall Funding Agreement to be approximately $2.5 million through March 31, 2012.  As of December 31, 2010, we had an accrued shortfall liability of $1.9 million recognized for any potential shortfall loans through March 31, 2012. We therefore recognized an additional shortfall liability of $0.6 million during the three months ended March 31, 2011. Due to uncertainty surrounding the joint venture’s ability to repay shortfall loans, we recognized a charge of $0.6 million to reflect the impairment of the future loans, during the three months ended March 31, 2011, as further described in Note 2 — “Equity Investments”. Actual cash shortfalls at the joint venture could vary from our current estimates. Cash shortfalls at the joint venture beyond March 31, 2012 are not currently estimable or probable; therefore, we have not accrued for any shortfall obligations beyond $2.5 million. No shortfall loans were made to the joint venture during the three months ended March 31, 2011.

Our ability to honor our shortfall loan obligations under the Shortfall Funding Agreements is limited by certain covenants contained in our amended credit agreement and the indentures governing our Senior Notes and our Senior Subordinated Notes. Based on the current 2011 forecast provided by joint venture management, and our forecast of total leverage and consolidated EBITDA during 2011 and 2012, we expect to have the capacity within these restrictions to provide shortfall funding under the Shortfall Funding Agreements in proportion to our approximate 20% economic interest in the joint venture through the April 1, 2012 expiration of the 2011 Shortfall Funding Agreement. However, there can be no assurance that we will have the capacity to provide such funding. If we are unable to make payments under the Shortfall Funding Agreements, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default. In addition, if the joint venture experiences further cash shortfalls beyond April 1, 2012, we may decide to fund such cash shortfalls, or to fund such shortfalls through further loans or equity contributions to the joint venture.

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

Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined upon occurrence of the following events: i) there is an event of default; ii) the default is not remedied; and iii) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note. Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between i) the total amount at which the joint venture’s assets were sold and ii) the principal amount and any unpaid interest due under the GECC Note. As of December 31,

2010, we estimated the fair value of the television stations in the joint venture to be approximately $254.1 million less than the outstanding balance of the GECC Note of $815.5 million.

Although we believe the probability is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note during 2011, there can be no assurances that such an event of default will not occur. There are no financial or similar covenants in the GECC Note.  In addition, since both GE and LIN Television have agreed to fund interest payments through April 1, 2012, if the joint venture is unable to generate sufficient cash to service interest payments on the GECC Note, GE and LIN Television are able to control the occurrence of a default under the GECC Note.

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

Note 11 — Related Party

We have a non-controlling investment in an interactive service provider that hosts our web sites.  We incurred charges of $0.7 million and $0.4 million for web hosting services from the provider during the three months ended March 31, 2011 and 2010, respectively.  Additionally, we made cash payments of $0.7 million and $0.5 million to the provider for web site development and customization during the three months ended March 31, 2011 and 2010, respectively.

Note 12 — Subsequent Event

On April 8, 2011, the FCC approved applications from ACME Television Inc. and its affiliate ACME Television Licenses of Ohio, LLC to assign the FCC license of WCWF-TV in the Green-Bay-Appleton, WI market to a subsidiary of LIN Television, and to assign the license of WBDT-TV in the Springfield, OH market to a third party, WBDT Television, LLC. Our share of the purchase price, less amounts already funded, is approximately $10.0 million. We expect these acquisitions to close during the second quarter of 2011. See Note 2 — “Acquisitions” in Item 15 of our 10-K for more information related to these acquisitions.

LIN TV Corp.

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note about Forward-Looking Statements

This report contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under this caption Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe them to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. We cannot assure you that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those discussed under the caption Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 (“10-K”).

Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Executive Summary

Our Company owns, operates or services 32 broadcast television stations and interactive television station and niche web sites in 17 mid-sized markets. Our operating revenues are derived primarily from the sale of advertising time to local, national and political advertisers and, to a lesser extent, from digital revenues, network compensation, barter and other revenues.

During the three months ended March 31, 2011, net revenues were $92.6 million compared to $91.8 million for the same quarter in 2010.  The $0.8 million increase in net revenues compared to the prior year is primarily due to an increase in net digital revenues of $3.9 million, more than offsetting a combined $3.4 million decrease in net local, national, and political advertising sales, compared to the same quarter in 2010.

During the three months ended March 31, 2011, we recognized an additional shortfall liability of $0.6 million for potential shortfall loan obligations to our joint venture with NBCUniversal.

Critical Accounting Policies and Estimates

Certain of our accounting policies, as well as estimates we make, are critical to the presentation of our financial condition and results of operations since they are particularly sensitive to our judgment. Some of these policies and estimates relate to matters that are inherently uncertain. The estimates and judgments we make affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets and goodwill, receivables and investments, program rights, income taxes, stock-based compensation, employee medical insurance claims, pensions, useful lives of property and equipment, contingencies, barter transactions, acquired asset valuations and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and it is possible that such differences could have a material impact on our consolidated financial statements. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 - “Basis of Presentation and Summary of Significant Accounting Policies” included in Item 15. “Exhibits and Financial Statement Schedules” of our 10-K.

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

Results of Operations

Set forth below are key components that contributed to our operating results (in thousands):

	Three Months Ended March 31,		%	% of Gross
	2011	2010	Change	revenues
Local time sales	$55,480	$56,055	-1.0%	53%
National time sales	27,052	28,213	-4.1%	26%
Political time sales	1,128	3,433	-67.1%	1%
Digital revenues	17,173	13,158	30.5%	17%
Other revenues	3,403	3,137	8.5%	3%
Total gross revenues	104,236	103,996	0.2%	100%
Agency commissions	(11,596)	(12,151)	-4.6%	-11%
Net revenues	92,640	91,845	0.9%	89%

Operating costs and expenses:
Direct operating	31,033	29,305	5.9%
Selling, general and administrative	26,883	25,424	5.7%
Amortization of program rights	5,589	6,206	-9.9%
Corporate	6,481	5,184	25.0%
Depreciation	6,500	7,100	-8.5%
Amortization of intangible assets	273	409	-33.3%
Restructuring charge	—	2,118	-100.0%
Loss (gain) from asset dispositions	255	(181)	-240.9%
Total operating expenses	77,014	75,565	1.9%
Operating income	$15,626	$16,280	-4.0%

Period Comparison

Revenues

Net revenues consist primarily of national, local and political advertising revenues, net of sales adjustments and agency commissions. Additional amounts are generated from Internet revenues, retransmission consent fees, barter revenues, network compensation, production revenues, tower rental income and station copyright royalties.

Net revenues increased $0.8 million, or 0.9%, for the three months ended March 31, 2011 compared with the same period last year. The increase was primarily driven by an increase in gross digital revenues of $4.0 million as a result of growth in Internet advertising revenues resulting from increased traffic to our Internet web sites, increased advertising sales on RMM’s online advertising network, and growth in retransmission consent revenues as a result of contractual rate increases. The increase in digital revenues was offset in part by a decrease in gross political advertising sales of $2.3 million during the three months ended March 31, 2011, compared to the same period last year, primarily due to Congressional, state and local elections which take place in even numbered years.  Additionally, gross local and national advertising sales decreased by $0.6 million and $1.1 million, respectively, compared with the same period last year. The automotive category, which represented 23% of our local and national advertising sales for both the three months ended March 31, 2011 and 2010, increased to $19.4 million, compared to $19.3 million for the same quarter in 2010.

Operating Costs and Expenses

Operating costs and expenses increased $1.4 million, or 1.9%, primarily due to increases in direct operating, selling, general and administrative and corporate expenses.  Direct operating expenses increased by $1.7 million, or 5.9%, due to an increase in variable costs related to growth in our digital revenues compared to the prior year. Selling, general and administrative expense increased $1.5 million, or 5.7%, primarily as a result of a benefit from a legal recovery that occurred during the three months ended March 31, 2010, which did not recur during the same period of 2011. Corporate expenses increased by $1.3 million, or 25.0%, as a result of increases in legal and professional fees, and stock-based compensation. These increases were offset by a decrease in restructuring costs of $2.1 million compared to the same period last year.

Other expense

Other expense, net increased $2.1 million, or 18.6%, primarily due to additional interest expense resulting from the issuance of our 8⅜% Senior Notes during the second quarter of 2010.  This increase was partially offset by reductions in interest expense on borrowings under our senior secured credit facility as a result of reduced balances outstanding under the facility during the three months ended March 31, 2011 compared to the same period last year. The following summarizes the components of our interest expense, net (in thousands):

	Three Months Ended March 31,
	2011	2010
Components of interest expense:
Senior secured credit facility	$417	$3,269
8⅜% Senior Notes	4,347	—
6½% Senior Subordinated Notes	4,664	4,664
6½% Senior Subordinated Notes - Class B	2,756	2,752
Other	748	1,030
Total interest expense, net	$12,932	$11,715

Provision for Income Taxes

Provision for income taxes decreased $0.8 million to $1.0 million for the quarter ended March 31, 2011. Our effective income tax rate was 38.0% and 33.5% for the three months ended March 31, 2011 and 2010, respectively. The decrease in the tax provision was primarily a result of the decrease in income from operations before taxes as compared to the same period last year.  The increase in the effective income tax rate was primarily a result of an income adjustment included in operations during the three months ended March 31, 2010 that had no tax effect and did not recur during the same period in 2011.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior secured credit facility. As of March 31, 2011, we had unrestricted cash and cash equivalents of $26.8 million, and a $48.7 million revolving credit facility, all of which was available, subject to certain covenant restrictions.

Our total outstanding debt as of March 31, 2011 was $619.6 million. This excludes the contingent obligation associated with our guarantee of the $815.5 million GECC Note associated with our joint venture with NBCUniversal (see Note 10 - “Commitments and Contingencies” for further details). The outstanding debt under our credit facility is due November 4, 2011, both of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes — Class B are due May 15, 2013, and our 8 3/8% Senior Notes are due April 15, 2018.

Our operating plan for the next twelve months requires that we generate cash from operations, utilize available borrowings, and make certain repayments of indebtedness, including mandatory repayments of term loans under our senior secured credit facility and repayment of all outstanding borrowings under our senior secured credit facility upon its maturity on November 4, 2011.  Prior to the senior secured credit facility’s maturity, our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) we generate from our operations. As of March 31, 2011, we were in compliance with all financial and non-financial covenants under our senior secured credit facility.

Our future ability to generate cash from operations and from borrowings under our senior secured credit facility could be adversely affected by a number of risks, which are discussed in the Liquidity and Capital Resources section within Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A.  “Risk Factors” in our 10-K.

Our liquidity position during 2011 has been, and will primarily be affected by, the following:

•                  Economic uncertainty. Gross local and national advertising sales, which exclude political advertising sales, decreased $1.7 million during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. There remains significant economic uncertainty nationally and in our markets, which could adversely affect local and national revenues during 2011.  While we expect that economic stability and further modest economic recovery from the recent economic downturn will favorably impact our liquidity, there can be no assurance that this will occur.

•                  Repayment and expiration of our senior secured credit facility.  Our senior secured credit facility matures on November 4, 2011, at which time the remaining balance of our term loan must be repaid in full, and our revolving credit facility will expire. While we currently intend to enter into a new credit facility prior to November 4, 2011, there can be no assurance that we will be able to do so.  If we are unable to enter into a new credit facility upon the expiration of our existing senior secured credit facility, the absence of a revolving credit facility will result in a substantial decrease in our available liquidity.  This, in turn, could require us to use a substantial portion of our cash flow from operations to service our other outstanding indebtedness, and reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions, and other general corporate activities. Further, current conditions in the capital markets may impact our ability to enter into a new credit facility on terms similar to our existing agreement.

•                  Cash requirements related to the NBCUniversal joint venture. As further described in our 10-K, because of anticipated future cash shortfalls at the joint venture, we entered into a shortfall funding agreement with GE covering the period from April 2, 2011 through April 1, 2012. Under the terms of this agreement, we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2012, we and GE would each provide the joint venture with a shortfall loan. Based on the most recent 2011 forecast information provided by joint venture management, and our estimate of joint venture cash flows through March 31, 2012, we estimate our share of shortfall funding to be approximately $2.5 million through March 31, 2012.  Actual cash shortfalls at the joint venture could vary from our current estimates.

•                  Acquisition of WCWF-TV and certain assets of WBDT-TV. During the second quarter of 2011, we expect to acquire the assets of WCWF-TV in Green Bay, Wisconsin and certain assets of WBDT-TV in Dayton, Ohio. Our share of the purchase price, less amounts already funded, is approximately $10.0 million, which we expect to fund with a combination of cash and by issuing shares of LIN TV Corp. class A common stock to the seller.

Contractual Obligations

As of March 31, 2011 there had been no material changes in our contractual obligations from those shown in Liquidity and Capital Resources within the Item 7  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 10-K.

Summary of Cash Flows

The following presents summarized cash flow information (in thousands):

	Three Months Ended March 31,
	2011	2010	2011 vs. 2010
Cash provided by operating activities	$22,094	$21,614	$480
Cash used in investing activities	(3,211)	(6,986)	3,775
Cash used in financing activities	(3,756)	(16,059)	12,303
Net increase (decrease) in cash and cash equivalents	$15,127	$(1,431)	$16,558

Net cash provided by operating activities increased $0.5 million to $22.1 million for the three months ended March 31, 2011 compared to the same period in the prior year. The increase was primarily attributable to changes in working capital as a result of the timing of collections and payments outstanding compared to the same period last year.

Net cash used in investing activities decreased $3.8 million to $3.2 million for the three months ended March 31, 2011 compared to the same period in the prior year. The decrease is primarily due to a decrease in capital expenditures of $1.4 million, and a shortfall loan of $3.1 million made to our joint venture with NBCUniversal during the three months ended March 31, 2010 that did not recur during the three months ended March 31, 2011.

Net cash used in financing activities decreased $12.3 million to $3.8 million for the three months ended March 31, 2011 compared to the same period in the prior year. The decrease is primarily due to a decrease in net principal payments on long-term debt when compared to the prior period.

Description of Indebtedness

The following is a summary of our outstanding indebtedness (in thousands):

	March 31,	December 31,
	2011	2010
Senior Secured Credit Facility:
Revolving credit loans expiring November 4, 2011	$—	$—
Term loans due November 4, 2011	5,595	9,573
8⅜% Senior Notes due 2018	200,000	200,000
6½% Senior Subordinated Notes due 2013	275,883	275,883
$141,316 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $3,147 and $3,512 as of March 31, 2011 and December 31, 2010, respectively	138,169	137,804
Total debt	619,647	623,260
Less current portion	5,595	9,573
Total long-term debt	$614,052	$613,687

During the three months ended March 31, 2011, we repaid $0.5 million of principal on our term loans, related to mandatory quarterly payments under our senior secured credit facility. Additionally, during the three months ended March 31, 2011, we made a $3.5 million mandatory principal payment on our term loans, and our revolving credit commitments decreased from $76.1 million to $48.7 million, based on a computation of excess cash flow for the fiscal year ended December 31, 2010, resulting in a loss on extinguishment of debt of $0.1 million.

See Note 7 - “Long-term Debt” included in Item 15 of our 10-K for a full description of our senior secured credit facility.

Off-Balance Sheet Arrangements

As of March 31, 2011, there had been no material changes in our off-balance sheet arrangements from those disclosed in our 10-K.

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

Interest Rate Risk

Our long-term debt as of March 31, 2011 was $619.6 million, including a current portion of $5.6 million, of which the senior subordinated notes bear a fixed interest rate and the credit facility bears an interest rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus ½ of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin rate of 3.750% or 2.750% for LIBOR based loans and ABR rate loans, respectively. The outstanding balance of the term loans under our credit facility was $5.6 million as of March 31, 2011, and there were no revolving credit loans outstanding.

Accordingly, a hypothetical 1% increase in the floating rate used as the basis for the interest charged on the senior secured credit facility as of March 31, 2011 would not impact our annualized interest expense assuming a constant balance outstanding of $5.6 million.

During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans to mitigate changes in our cash flows resulting from fluctuations in interest rates. The 2006 interest rate hedge effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our senior secured credit facility, which expires on November 4, 2011. We have historically designated the 2006 interest rate hedge as a cash flow hedge. However, as a result of a repayment of $45.9 million of principal on our term loans during 2010, the interest rate hedge ceased to be highly effective in hedging the variable rate cash flows associated with our term loans;

accordingly, all changes in fair value are now recorded to our consolidated statement of operations. As a result, we recorded a gain on derivative instruments of $0.6 million for the three months ended March 31, 2011.

Item 4. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters and believe that their ultimate resolution will not have a material adverse effect on us.

Item 1A. Risk Factors

In addition to the other information in this report, you should carefully consider the factors discussed in Part I Item 1A. “Risk Factors” in our 10-K, which could materially affect our business, financial condition or future results.

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

Dated: April 29, 2011
By:	/s/ Richard J. Schmaeling
Richard J. Schmaeling
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Dated: April 29, 2011
By:	/s/ Nicholas N. Mohamed
Nicholas N. Mohamed
Vice President Controller
(Principal Accounting Officer)

Item 1. Unaudited Consolidated Financial Statements

LIN Television Corporation

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2011	2010
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$26,775	$11,648
Accounts receivable, less allowance for doubtful accounts (2011 - $2,737; 2010 - $2,233)	75,273	82,486
Other current assets	10,166	5,921
Total current assets	112,214	100,055
Property and equipment, net	149,950	154,127
Deferred financing costs	7,012	7,759
Goodwill	117,259	117,259
Broadcast licenses and other intangible assets, net	397,007	397,280
Other assets	13,933	13,989
Total assets	$797,375	$790,469

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	5,595	9,573
Accounts payable	7,803	8,003
Accrued expenses	50,518	42,353
Program obligations	9,711	9,528
Total current liabilities	73,627	69,457
Long-term debt, excluding current portion	614,052	613,687
Deferred income taxes, net	186,926	185,997
Program obligations	6,245	7,240
Other liabilities	44,404	45,520
Total liabilities	925,254	921,901

Commitments and Contingencies (Note 10)

Stockholder’s deficit:
Common stock, $0.00 par value, 1,000 shares	—	—
Investment in parent company’s stock, at cost	(7,869)	(7,869)
Additional paid-in capital	1,112,191	1,110,343
Accumulated deficit	(1,204,381)	(1,205,967)
Accumulated other comprehensive loss	(27,820)	(27,939)
Total stockholder’s deficit	(127,879)	(131,432)
Total liabilities and stockholder’s deficit	$797,375	$790,469

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
	2011	2010
	(in thousands)

Net revenues	$92,640	$91,845

Operating costs and expenses:
Direct operating	31,033	29,305
Selling, general and administrative	26,883	25,424
Amortization of program rights	5,589	6,206
Corporate	6,481	5,184
Depreciation	6,500	7,100
Amortization of intangible assets	273	409
Restructuring charge	—	2,118
Loss (gain) from asset dispositions	255	(181)
Operating income	15,626	16,280

Other expense:
Interest expense, net	12,932	11,715
Share of loss in equity investments	613	—
(Gain) loss on derivative instruments	(620)	9
Loss on extinguishment of debt	142	—
Other expense (income), net	1	(710)
Total other expense, net	13,068	11,014

Income before provision for income taxes	2,558	5,266
Provision for income taxes	972	1,765

Net income	$1,586	$3,501

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Stockholder’s Deficit and Comprehensive Income

(unaudited)

(in thousands, except share data)

	Common Stock		Investment in Parent Company’s Common	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s	Comprehensive
	Shares	Amount	Stock, at Cost	Capital	Deficit	Loss	Deficit	Income
Balance as of December 31, 2010	1,000	$—	$(7,869)	$1,110,343	$(1,205,967)	$(27,939)	$(131,432)
Amortization of pension net loss, net of tax of $78	—	—	—	—	—	119	119	119
Stock-based compensation	—	—	—	1,848	—	—	1,848
Net income	—	—	—	—	1,586	—	1,586	1,586
Comprehensive income - March 31, 2011								$1,705
Balance as of March 31, 2011	1,000	$—	$(7,869)	$1,112,191	$(1,204,381)	$(27,820)	$(127,879)

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIN Television Corporation

Consolidated Statements of Stockholder’s Deficit and Comprehensive Income

(unaudited)

(in thousands, except share data)

	Common Stock		Investment in Parent Company’s Common	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s	Comprehensive
	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Deficit	Income
Balance as of December 31, 2009	1,000	$—	$(7,869)	$1,104,690	$(1,242,465)	$(27,917)	$(173,561)
Amortization of pension net loss, net of tax of $38	—	—	—	—	—	58	58	58
Unrealized gain on cash flow hedge, net of tax of $156	—	—	—	—	—	240	240	240
Stock-based compensation	—	—	—	1,151	—	—	1,151
Net income	—	—	—	—	3,501	—	3,501	3,501
Comprehensive income - March 31, 2010								$3,799
Balance as of March 31, 2010	1,000	$—	$(7,869)	$1,105,841	$(1,238,964)	$(27,619)	$(168,611)

The accompanying notes are an integral part of the unaudited consolidated financial statements

LIN Television Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2011	2010
	(in thousands)
OPERATING ACTIVITIES:
Net income	$1,586	$3,501
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	6,500	7,100
Amortization of intangible assets	273	409
Amortization of financing costs and note discounts	1,029	1,328
Amortization of program rights	5,589	6,206
Program payments	(6,753)	(7,071)
Loss on extinguishment of debt	142	—
(Gain) loss on derivative instruments	(620)	9
Share of loss in equity investments	613	—
Deferred income taxes, net	929	1,847
Stock-based compensation	1,557	1,151
Loss (gain) from asset dispositions	255	(181)
Other, net	119	(329)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,213	2,719
Other assets	(5,025)	1,100
Accounts payable	(200)	193
Accrued interest expense	11,061	6,851
Other liabilities and accrued expenses	(2,174)	(3,219)
Net cash provided by operating activities	22,094	21,614

INVESTING ACTIVITIES:
Capital expenditures	(2,607)	(4,045)
Proceeds from the sale of assets	40	180
Payments on derivative instruments	(644)	—
Shortfall loan to joint venture with NBCUniversal	—	(3,121)
Net cash used in investing activities	(3,211)	(6,986)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	290	—
Proceeds from borrowings on long-term debt	—	4,000
Principal payments on long-term debt	(3,978)	(20,059)
Payment of long-term debt issue costs	(68)	—
Net cash used in financing activities	(3,756)	(16,059)

Net increase (decrease) in cash and cash equivalents	15,127	(1,431)
Cash and cash equivalents at the beginning of the period	11,648	11,105
Cash and cash equivalents at the end of the period	$26,775	$9,674

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Notes to Unaudited Consolidated Financial Statements

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

LIN Television Corporation (“LIN Television”), together with its subsidiaries, is a local television and digital media company operating in the United States. LIN Television and its subsidiaries are affiliates of HM Capital Partners LLC (“HMC”). In these notes, the terms “Company,” “we,” “us” or “our” mean LIN Television Corporation and all subsidiaries included in our consolidated financial statements. LIN Television is a wholly-owned subsidiary of LIN TV Corp. (“LIN TV”).

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

Comprehensive Income

Our total comprehensive income includes net income and other comprehensive income items listed in the table below (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$1,586	$3,501
Amortization of pension net loss	119	58
Unrealized gain on cash flow hedge	—	240
Total comprehensive income	$1,705	$3,799

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

Note 2 — Equity Investments

Joint Venture with NBCUniversal

We own an approximate 20% interest in Station Venture Holdings, LLC (“SVH”), a joint venture with NBCUniversal Media, LLC (“NBCUniversal”), and account for our interest using the equity method as we do not have a controlling interest. SVH holds a 99.75% interest in Station Venture Operations, LP (“SVO”), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture. The following presents summarized financial information of SVH and SVO (in thousands):

	Three Months Ended March 31,
	2011	2010

Cash distributions to SVH from SVO	$16,130	$958

Income to SVH from SVO	$8,501	$13,845
Interest expense, net	(16,891)	(16,485)
Net loss of SVH	$(8,390)	$(2,640)

Net sales of SVO	$26,210	$32,344
Operating expenses of SVO	(17,669)	(18,100)
Income from operations of SVO	8,552	14,247
Net income of SVO	8,522	14,197

	March 31,
	2011	2010

Shortfall loans outstanding to SVH from LIN Television	$4,079	$3,121
Shortfall loans outstanding to SVH from NBCUniversal	15,934	12,192

In 2008, we recorded an impairment charge that reduced the carrying value of our investment in SVH to $0. At the SVO level, there continues to exist net equity of which we have a proportional share.  Subsequent to the reduction of the SVH carrying value to $0, and as a result of our guarantee of the debt of SVH, we continue to track our share of the income or loss of SVH, but currently are not recording such loss in our financial statements until, or unless, our commitments to fund losses exceeds previously recognized impairment charges.  When SVH generates income, we will begin recording our proportionate share of such income once it exceeds the operating losses not previously recognized in our financial statements.

We record any shortfall liability, pursuant to the shortfall funding agreements described further in Note 10 — “Commitments and Contingencies”, when it is probable and estimable that there will be a shortfall at the SVH level requiring funding from us.  As of December 31, 2010, we had a shortfall liability of $1.9 million recognized for any potential shortfall loans to the joint venture through March 31, 2012 under the shortfall funding agreements. Based on the most recent 2011 forecast information provided by joint venture management and our estimate of joint venture cash flows through March 31, 2012, we estimate our share of shortfall funding to be approximately $2.5 million through March 31, 2012.  We therefore recognized an additional shortfall liability of $0.6 million during the three months ended March 31, 2011.  Actual cash shortfalls at the joint venture could vary from our current estimates. Cash shortfalls at the joint venture beyond March 31, 2012 are not currently estimable or probable; therefore, we have not accrued for any additional shortfalls beyond $2.5 million.

Because of uncertainty surrounding the joint venture’s ability to repay shortfall loans, we concluded that it is more likely than not that the additional amount recognized during the three months ended March 31, 2011 for accrued shortfall loans will not be recovered within a reasonable period of time, if at all. Accordingly, we recognized a charge of $0.6 million to reflect the impairment of the future loans, which has been classified as share of loss in equity investments in our consolidated statement of operations during the three months ended March 31, 2011. Additionally, during 2009 and 2010 we fully impaired any amounts recognized for shortfall loans to the joint venture. Therefore, the amounts receivable under the shortfall loans, and all accrued interest due from the joint venture, are carried at zero on our consolidated balance sheet as of March 31, 2011 and December 31, 2010. For further information on recognition of shortfall funding liabilities, see Note 10 — “Commitments and Contingencies”.

During the three months ended March 31, 2010, pursuant to the shortfall funding agreement with NBCUniversal as further described in Note 10 — “Commitments and Contingencies”, we funded the shortfall loans accrued at December 31, 2009 in the aggregate principal amount of $3.1 million to our joint venture, representing our approximate 20% share in cumulative debt service shortfalls at the joint venture. Concurrent with our funding of the shortfall loans, NBCUniversal funded shortfall loans in the aggregate principal amounts of $12.2 million to the joint venture, in respect of its approximate 80% share in cumulative debt service shortfalls at the joint venture. No shortfall loans were made to the joint venture during the three months ended March 31, 2011.

Note 3 — Intangible Assets

The following table summarizes the carrying amount of intangible assets (in thousands):

	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$117,259	$—	$117,259	$—
Broadcast licenses	391,801	—	391,801	—
Intangible assets subject to amortization (1)	14,403	(9,197)	14,403	(8,924)
Total intangible assets	$523,463	$(9,197)	$523,463	$(8,924)

(1)                    Intangible assets subject to amortization are amortized on a straight line basis and include acquired customer relationships, brand names, non-compete agreements, internal-use software, favorable operating leases, tower rental income leases, option agreements and network affiliations.

There were no events during the three months ended March 31, 2011 that warranted an interim impairment test of our indefinite-lived intangible assets.

Note 4 — Debt

LIN TV and all of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, 8⅜% Senior Notes due 2018 (the “Senior Notes”), 6½% Senior Subordinated Notes due 2013 and 6½% Senior Subordinated Notes — Class B due 2013 (together the “Senior Subordinated Notes”) on a joint-and-several basis.

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Senior Secured Credit Facility:
Revolving credit loans expiring November 4, 2011	$—	$—
Term loans due November 4, 2011	5,595	9,573
8⅜% Senior Notes due 2018	200,000	200,000
6½% Senior Subordinated Notes due 2013	275,883	275,883
$141,316 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $3,147 and $3,512 as of March 31, 2011 and December 31, 2010, respectively	138,169	137,804
Total debt	619,647	623,260
Less current portion	5,595	9,573
Total long-term debt	$614,052	$613,687

During the three months ended March 31, 2011, we repaid $0.5 million of principal on our term loans, related to mandatory quarterly payments under our senior secured credit facility. Additionally, during the three months ended March 31, 2011, we made a $3.5 million mandatory principal payment on our term loans, and our revolving credit commitments decreased from $76.1 million to $48.7 million, based on a computation of excess cash flow for the fiscal year ended December 31, 2010, resulting in a loss on extinguishment of debt of $0.1 million.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	March 31, 2011	December 31, 2010

Carrying amount	$619,647	$623,260
Fair value	638,704	634,245

Note 5 — Derivative Financial Instruments

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

We have historically designated the 2006 interest rate hedge as a cash flow hedge. However, as a result of a repayment of $45.9 million of principal on our term loans during 2010, the interest rate hedge ceased to be highly effective in hedging the variable rate cash flows associated with our term loans; accordingly, all changes in fair value are now recorded to our consolidated statement of operations. As a result, we recorded a gain on derivative instruments of $0.6 million for the three months ended March 31, 2011.

During the three months ended March 31, 2010, we recorded a charge of $9 thousand to our consolidated statement of operations, associated with the ineffective portion of this swap.

The fair value of the 2006 interest rate hedge liability was $1.3 million and $2.0 million as of March 31, 2011 and December 31, 2010, respectively, and is included in accrued expenses in our consolidated balance sheet. The fair value is calculated using the discounted expected future cash outflows from a series of three-month LIBOR strips through November 4, 2011, the same maturity date as our senior secured credit facility. The fair value of this derivative was calculated by using observable inputs (Level 2) as defined under the three-level fair value hierarchy.

The following table summarizes our derivative activity during the three months ended March 31 (in thousands):

	(Gain) Loss on Derivative Instruments		Comprehensive Income, Net of Tax
	2011	2010	2011	2010
Mark-to-Market Adjustments on:
2006 interest rate hedge	$(620)	$9	$—	$240

Note 6 — Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the three-level fair value hierarchy as of March 31, 2011 and December 31, 2010 (in thousands):

	Quoted prices in active markets	Significant observable inputs
	(Level 1)	(Level 2)	Total
March 31, 2011:
Assets:
Deferred compensation related investments	$563	$1,090	$1,653

Liabilities:
2006 interest rate hedge	$—	$1,339	$1,339
Deferred compensation related liabilities	$1,639	$—	$1,639

December 31, 2010:
Assets:
Deferred compensation related investments	$1,435	$577	$2,012

Liabilities:
2006 interest rate hedge	$—	$1,960	$1,960
Deferred compensation related liabilities	$2,010	$—	$2,010

As of the dates presented, we had no financial assets or liabilities for which the fair value was determined using Level 3 of the fair value hierarchy.  The fair value of our deferred compensation related investments is based on the cash surrender values of life insurance policies underlying our supplemental income deferral plan, as well as the fair value of the investments selected by employees. The fair value of our deferred compensation related liabilities is determined based on the fair value of the investments selected by employees.

For a description of how the fair value of our 2006 interest rate hedge is determined, see Note 5 — “Derivative Financial Instruments.”

Note 7 — Retirement Plans

The following table shows the components of the net periodic pension (benefit) cost and the contributions to the 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended March 31,
	2011	2010
Net periodic pension (benefit) cost:
Interest cost	$1,495	$1,521
Expected return on plan assets	(1,700)	(1,612)
Amortization of net loss	197	96
Net periodic (benefit) cost:	$(8)	$5
Contributions:
401(k) Plan	$914	$876
Defined contribution retirement plans	30	—
Defined benefit retirement plans	1,500	—
Total contributions	$2,444	$876

We expect to make contributions of $3.5 million to our defined benefit retirement plans during the remainder of 2011. See Note 11 — “Retirement Plans” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2010 (“10-K”) for a full description of our retirement plans.

Note 8 — Restructuring

During the year ended December 31, 2010, we recorded a restructuring charge of $3.3 million as a result of the consolidation of certain activities at our stations and our corporate headquarters, which resulted in the termination of 66 employees. As of December 31, 2010, we had a remaining accrual of $0.9 million related to these restructuring actions. During the three months ended March 31, 2011, we made cash payments of $0.7 million related to these restructuring actions and expect to make cash payments of $0.2 million during the remainder of 2011.

Note 9 — Income Taxes

We recorded a provision for income taxes of $1.0 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively. Our effective income tax rate was 38.0% and 33.5% for the three months ended March 31, 2011 and 2010, respectively. The decrease in the tax provision was primarily a result of the decrease in income from operations before taxes as compared to the same period last year.  The increase in the effective income tax rate was primarily a result of an income adjustment included in operations during the three months ended March 31, 2010 that had no tax effect and did not recur during the same period in 2011.

Note 10 — Commitments and Contingencies

Contingencies

GECC Note

General Electric Credit Corporation (“GECC”) provided debt financing for a joint venture between NBCUniversal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter (“GECC Note”). The GECC Note is an obligation of the joint venture. We have an approximate 20% equity interest in the joint venture and NBCUniversal has the remaining approximate 80% equity interest, in which we and NBCUniversal each have a 50% voting interest. NBCUniversal operates two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement. LIN TV has guaranteed the payment of principal and interest on the GECC Note.

In January 2011, Comcast Corporation acquired control of the business of NBCUniversal, Inc. through acquisition of a 51% interest in NBCUniversal, LLC, while General Electric Company (“GE”) owns the remaining 49%. GECC remains a majority-owned subsidiary of GE, and LIN TV remains the guarantor of the GECC Note.

In light of the adverse effect of the economic downturn on the joint venture’s operating results, in 2009 we entered into an agreement with NBCUniversal, which covered the period from March 6, 2009 through April 1, 2010 (the “Original Shortfall Funding Agreement”) and in 2010 we entered into a second agreement, which covered the period from April 2, 2010 through April 1, 2011 (“2010 Shortfall Funding Agreement”). These agreements provided that: i) we and NBCUniversal waived the requirement that the joint venture maintain debt service reserve cash balances of at least $15 million; ii) the joint venture would use a portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note in 2009 and 2010; iii) NBCUniversal agreed to defer its receipt of 2008, 2009 and 2010 management fees; and iv) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBCUniversal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.

Because of anticipated future cash shortfalls at the joint venture, on March 14, 2011, we and GE entered into an agreement (the “2011 Shortfall Funding Agreement” and together with the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement the “Shortfall Funding Agreements”) covering the period from April 2, 2011 through April 1, 2012. Under the terms of the 2011 Shortfall Funding Agreement, we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2012, we and GE would each provide the joint venture with a shortfall loan.  Any shortfall loans funded by LIN under the 2011 Shortfall Funding Agreement will be calculated on the basis of our percentage of economic interest in the joint venture, and GE’s share of shortfall loans will be calculated on the basis of NBCUniversal’s percentage of economic interest in the joint venture.  GE’s obligation to fund shortfall loans under the 2011 Shortfall Funding Agreement is conditioned upon (i) amending both the Credit Agreement with GECC and the LLC Agreement governing operation of our joint venture with NBCUniversal, to allow for the joint venture to obtain shortfall loans from GE, and (ii) the consent of Comcast Corporation to the terms and conditions on which GE provides its proportionate share of any shortfall; provided that Comcast’s consent may not be unreasonably withheld.

Under the terms of the joint venture’s TV Master Service Agreement with NBCUniversal, management fees incurred by the joint venture to NBCUniversal during the term of the 2011 Shortfall Funding Agreement will continue to accrue, but are not payable if any existing joint venture shortfall loans remain outstanding.  Management fees payable in arrears attributable to 2008, 2009, 2010 and 2011 are also not payable to NBCUniversal if any joint venture shortfall loans remain outstanding.

We recognize shortfall funding liabilities to the joint venture on our consolidated balance sheet when those liabilities become both probable and estimable, which results when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur and when we have reached or intend to reach a shortfall funding agreement covering the budgeted or forecasted period.  Based on the most recent 2011 forecast information provided by joint venture management, and our estimate of joint venture cash flows through March 31, 2012, we estimate our share of shortfall funding under the 2011 Shortfall Funding Agreement to be approximately $2.5 million through March 31, 2012.  As of December 31, 2010, we had an accrued shortfall liability of $1.9 million recognized for any potential shortfall loans through March 31, 2012. We therefore recognized an additional shortfall liability of $0.6 million during the three months ended March 31, 2011. Due to uncertainty surrounding the joint venture’s ability to repay shortfall loans, we recognized a charge of $0.6 million to reflect the impairment of the future loans during the three months ended March 31, 2011, as further described in Note 2 — “Equity Investments”. Actual cash shortfalls at the joint venture could vary from our current estimates. Cash shortfalls at the joint venture beyond March 31, 2012 are not currently estimable or probable; therefore, we have not accrued for any shortfall obligations beyond $2.5 million. No shortfall loans were made to the joint venture during the three months ended March 31, 2011.

Our ability to honor our shortfall loan obligations under the Shortfall Funding Agreements is limited by certain covenants contained in our amended credit agreement and the indentures governing our Senior Notes and our Senior Subordinated Notes. Based on the current 2011 forecast provided by joint venture management, and our forecast of total leverage and consolidated EBITDA during 2011 and 2012, we expect to have the capacity within these restrictions to provide shortfall funding under the Shortfall Funding Agreements in proportion to our approximate 20% economic interest in the joint venture through the April 1, 2012 expiration of the 2011 Shortfall Funding Agreement. However, there can be no assurance that we will have the capacity to provide such funding. If we are unable to make payments under the Shortfall Funding Agreements, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default. In addition, if the joint venture experiences further cash shortfalls beyond April 1, 2012, we may decide to fund such cash shortfalls, or to fund such shortfalls through further loans or equity contributions to the joint venture.

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

Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined upon occurrence of the following events: i) there is an event of default; ii) the default is not remedied; and iii) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note. Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between i) the total amount at which the joint venture’s assets were sold and ii) the principal amount and any unpaid interest due under the GECC Note. As of December 31, 2010, we estimated the fair value of the television stations in the joint venture to be approximately $254.1 million less than the outstanding balance of the GECC Note of $815.5 million.

Although we believe the probability is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note during 2011, there can be no assurances that such an event of default will not occur. There are no financial or similar covenants in the GECC Note.  In addition, since both GE and LIN Television have agreed to fund interest payments through April 1, 2012, if the joint venture is unable to generate sufficient cash to service interest payments on the GECC Note, GE and LIN Television are able to control the occurrence of a default under the GECC Note.

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

Note 11 — Related Party

We have a non-controlling investment in an interactive service provider that hosts our web sites.  We incurred charges of $0.7 million and $0.4 million for web hosting services from the provider during the three months ended March 31, 2011 and 2010, respectively.  Additionally, we made cash payments of $0.7 million and $0.5 million to the provider for web site development and customization during the three months ended March 31, 2011 and 2010, respectively.

Note 12 — Subsequent Event

On April 8, 2011, the FCC approved applications from ACME Television Inc. and its affiliate ACME Television Licenses of Ohio, LLC to assign the FCC license of WCWF-TV in the Green-Bay-Appleton, WI market to a subsidiary of LIN Television, and to assign the license of WBDT-TV in the Springfield, OH market to a third party, WBDT Television, LLC. Our share of the purchase price, less amounts already funded, is approximately $10.0 million. We expect these acquisitions to close during the second quarter of 2011. See Note 2 — “Acquisitions” in Item 15 of our 10-K for more information related to these acquisitions.