Form 10-Q
period 2011-06-30
LIN TELEVISION CORP; LIN TV CORP.
filed 2011-08-01
CIK 931058, 1166789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

LIN TV Corp. Class A common stock, $0.01 par value, outstanding as of July 25, 2011: 32,906,332 shares

LIN TV Corp. Class B common stock, $0.01 par value, outstanding as of July 25, 2011: 23,502,059 shares.

LIN TV Corp. Class C common stock, $0.01 par value, outstanding as of July 25, 2011: 2 shares.

LIN Television Corporation common stock, $0.01 par value, outstanding as of July 25, 2011: 1,000 shares.

Part I. Financial Information

Part 1. Financial Information

Item 1. Unaudited Consolidated Financial Statements

LIN TV Corp.

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2011	2010
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$13,633	$11,648
Accounts receivable, less allowance for doubtful accounts (2011 - $2,843; 2010 - $2,233)	81,256	82,486
Other current assets	7,635	5,921
Total current assets	102,524	100,055
Property and equipment, net	149,479	154,127
Deferred financing costs	6,542	7,759
Goodwill	117,421	117,259
Broadcast licenses and other intangible assets, net	406,700	397,280
Other assets	14,866	13,989
Total assets (a)	$797,532	$790,469

LIABILITIES AND DEFICIT
Current liabilities:
Current portion of long-term debt	$184	$9,573
Accounts payable	6,141	8,003
Accrued expenses	37,361	42,353
Program obligations	11,445	9,528
Total current liabilities	55,131	69,457
Long-term debt, excluding current portion	615,109	613,687
Deferred income taxes, net	196,465	185,997
Program obligations	7,370	7,240
Other liabilities	43,385	45,520
Total liabilities (a)	917,460	921,901

Commitments and Contingencies (Note 11)

LIN TV Corp. stockholders’ deficit:
Class A common stock, $0.01 par value, 100,000,000 shares authorized,
Issued: 33,776,662 and 32,509,759 shares as of June 30, 2011 and December 31, 2010, respectively
Outstanding: 32,903,844 and 31,636,941 shares as of June 30, 2011 and December 31, 2010, respectively	307	294
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares as of June 30, 2011 and December 31, 2010, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares as of June 30, 2011 and December 31, 2010, issued and outstanding; convertible into an equal number of shares of Class A common stock	—	—
Treasury stock, 872,818 shares of Class A common stock as of June 30, 2011 and December 31, 2010, at cost	(7,869)	(7,869)
Additional paid-in capital	1,118,436	1,109,814
Accumulated deficit	(1,203,310)	(1,205,967)
Accumulated other comprehensive loss	(27,727)	(27,939)
Total LIN TV Corp. stockholders’ deficit:	(119,928)	(131,432)
Noncontrolling interest	—	—
Total deficit	(119,928)	(131,432)
Total liabilities and deficit	$797,532	$790,469

(a) Our consolidated assets at June 30, 2011 include total assets of $9,989 of a variable interest entity (“VIE”) that can only be used to settle the obligations of the VIE. These assets include broadcast licenses and other intangible assets of $7,819 and program rights of $1,664. Our consolidated liabilities at June 30, 2011 include $1,930 of total liabilities of the VIE for which the VIE’s creditors have no recourse to the Company, including $1,882 of program obligations.  See further description in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies”.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)

Net revenues	$104,114	$99,460	$196,754	$191,305

Operating costs and expenses:
Direct operating	33,290	29,823	64,323	59,128
Selling, general and administrative	27,439	26,652	54,322	52,076
Amortization of program rights	5,547	5,840	11,136	12,046
Corporate	7,352	6,694	13,833	11,878
Depreciation	6,596	6,948	13,096	14,048
Amortization of intangible assets	299	412	572	821
Restructuring charge	—	63	—	2,181
Loss (gain) from asset dispositions	103	(2,030)	358	(2,211)
Operating income	23,488	25,058	39,114	41,338

Other expense:
Interest expense, net	12,717	13,428	25,649	25,143
Share of loss in equity investments	554	94	1,167	94
(Gain) loss on derivative instruments	(583)	3,056	(1,203)	3,065
Loss on extinguishment of debt	50	2,749	192	2,749
Other (income) expense, net	(3)	28	(2)	(682)
Total other expense, net	12,735	19,355	25,803	30,369

Income before provision for income taxes	10,753	5,703	13,311	10,969
Provision for income taxes	9,682	2,059	10,654	3,824
Net income	1,071	3,644	2,657	7,145
Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to LIN TV Corp.	$1,071	$3,644	$2,657	$7,145

Basic income per common share attributable to LIN TV Corp.:
Net income attributable to LIN TV Corp.	$0.02	$0.07	$0.05	$0.13

Weighted-average number of common shares outstanding used in calculating basic income per common share	55,712	53,785	55,346	53,195

Diluted income per common share attributable to LIN TV Corp.:
Net income attributable to LIN TV Corp.	$0.02	$0.07	$0.05	$0.13

Weighted-average number of common shares outstanding used in calculating diluted income per common share	57,187	55,624	56,865	54,862

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Stockholders’ Deficit and Comprehensive Income

(unaudited)

(in thousands)

								Accumulated
		Common Stock			Treasury	Additional		Other	Total
	Total	Class A	Class B	Class C	Stock (at	Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Comprehensive
	Deficit	Amount	Amount	Amount	cost)	Capital	Deficit	Loss	Deficit	Interest	Income
Balance as of December 31, 2010	$(131,432)	$294	$235	$—	$(7,869)	$1,109,814	$(1,205,967)	$(27,939)	$(131,432)	$—
Amortization of pension net loss, net of tax of $182	212	—	—	—	—	—	—	212	212	—	$212
Stock-based compensation	3,862	1	—	—	—	3,861	—	—	3,862	—	—
Issuance of LIN TV Corp. class A common stock (See Note 2 - “Acquisitions”)	4,773	12	—	—	—	4,761	—	—	4,773	—	—
Net income	2,657	—	—	—	—	—	2,657	—	2,657	—	2,657
Comprehensive income - June 30, 2011										$—	$2,869
Balance as of June 30, 2011	$(119,928)	$307	$235	$—	$(7,869)	$1,118,436	$(1,203,310)	$(27,727)	$(119,928)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Stockholders’ Deficit and Comprehensive Income

(unaudited)

(in thousands)

							Accumulated
	Common Stock			Treasury	Additional		Other	Total
	Class A	Class B	Class C	Stock (at	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Amount	Amount	Amount	cost)	Capital	Deficit	Loss	Deficit	Income
Balance as of December 31, 2009	$294	$235	$—	$(7,869)	$1,104,161	$(1,242,465)	$(27,917)	$(173,561)
Amortization of pension net loss, net of tax of $75	—	—	—	—	—	—	114	114	$114
Reclassification of unrealized loss on cash flow hedge, net of tax of $1,603	—	—	—	—	—	—	2,516	2,516	2,516
Stock-based compensation	—	—	—	—	2,885	—	—	2,885
Net income	—	—	—	—	—	7,145	—	7,145	7,145
Comprehensive income - June 30, 2010									$9,775
Balance as of June 30, 2010	$294	$235	$—	$(7,869)	$1,107,046	$(1,235,320)	$(25,287)	$(160,901)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2011	2010
	(in thousands)
OPERATING ACTIVITIES:
Net income	$2,657	$7,145
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	13,096	14,048
Amortization of intangible assets	572	821
Amortization of financing costs and note discounts	1,951	2,422
Amortization of program rights	11,136	12,046
Program payments	(13,604)	(14,128)
Loss on extinguishment of debt	192	2,749
(Gain) loss on derivative instruments	(1,203)	3,065
Share of loss in equity investments	1,167	94
Deferred income taxes, net	10,606	3,820
Stock-based compensation	3,381	2,498
Loss (gain) from asset dispositions	358	(2,211)
Other, net	212	(186)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,230	(3,519)
Other assets	(1,870)	1,092
Accounts payable	(1,862)	1,779
Accrued interest expense	81	3,710
Other liabilities and accrued expenses	(2,207)	(1,368)
Net cash provided by operating activities	25,893	33,877

INVESTING ACTIVITIES:
Capital expenditures	(7,997)	(9,010)
Change in restricted cash	—	2,000
Payments for business combinations	(5,244)	—
Proceeds from the sale of assets	48	181
Payments on derivative instruments	(1,254)	(805)
Shortfall loan to joint venture with NBCUniversal	(1,019)	(3,875)
Other investments, net	(150)	(1,980)
Net cash used in investing activities, continuing operations	(15,616)	(13,489)
Net cash provided by investing activities, discontinued operations	—	660
Net cash used in investing activities	(15,616)	(12,829)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	481	387
Proceeds from borrowings on long-term debt	920	213,000
Principal payments on long-term debt	(9,619)	(231,899)
Payment of long-term debt issue costs	(74)	(4,732)
Net cash used in financing activities, continuing operations	(8,292)	(23,244)
Net cash used in financing activities, discontinued operations	—	(445)
Net cash used in financing activities	(8,292)	(23,689)

Net increase (decrease) in cash and cash equivalents	1,985	(2,641)
Cash and cash equivalents at the beginning of the period	11,648	11,105
Cash and cash equivalents at the end of the period	$13,633	$8,464

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of our Company, its subsidiaries, all of which are wholly-owned, and VIEs for which we are the primary beneficiary. We review all arrangements with third parties, including our local marketing agreements, shared services agreements and joint sales agreements, to evaluate whether consolidation of entities that are parties to such arrangements is required. We conduct our business through our subsidiaries and VIEs, and have no operations or assets other than our investment in our subsidiaries and equity-method investments. A noncontrolling interest represents a third party’s proportionate share of the interest in certain of our consolidated entities.  All intercompany transactions and account balances have been eliminated in consolidation. We operate in one reportable segment.

Variable Interest Entities

In determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE.  We consolidate VIEs when we are the primary beneficiary.

During the three months ended June 30, 2011, we acquired certain assets of WBDT-TV in the Dayton, OH market, and WBDT Television, LLC (“WBDT”) acquired other assets, including the FCC license of WBDT-TV as further described in Note 2 — “Acquisitions”.  During 2010, we entered into a Joint Sales Agreement (“JSA”) and Shared Services Agreement (“SSA”) with WBDT. Under these agreements, we provide sales and administrative services to WBDT, have an obligation to reimburse certain of WBDT’s expenses, and we are compensated through a performance-based fee structure that provides us the benefit of certain returns from the operation of WBDT-TV.

We determined that upon the completion of the acquisition of certain assets of WBDT, as further described in Note 2 — “Acquisitions”, WBDT is a VIE, and as a result of the JSA and SSA we have a variable interest in WBDT. The sole business of WBDT is the ownership and operation of WBDT-TV. We are the primary beneficiary of that entity because of our obligation to reimburse certain of WBDT’s expenses that could result in losses that are significant to the VIE, the potential for us to participate in returns of WBDT-TV through a performance-based bonus, and our power to direct certain activities related to the operation of WBDT-TV, including its advertising sales, and certain of its programming, which significantly impact the economic performance of WBDT. Therefore, we consolidate WBDT within our unaudited interim consolidated financial statements.

The carrying amounts and classifications of the assets, liabilities and membership interest of WBDT, which have been included in our consolidated balance sheet as of June 30, 2011, were as follows (in thousands):

ASSETS
Current assets:
Cash	$36
Accounts receivable, net	25
Total current assets	61
Property and equipment, net	444
Program rights	1,664
Broadcast licenses and other intangible assets, net	7,819
Other assets	1
Total assets	$9,989

LIABILITIES AND MEMBERSHIP INTEREST
Current liabilities:
Current portion of long-term debt	$184
Accrued expenses	48
Program obligations	80
Total current liabilities	312
Long-term debt, excluding current portion	690
Program obligations	1,802
Other liabilities	7,185
Total liabilities	9,989

Membership interest	—
Total liabilities and membership interest	$9,989

The assets of our consolidated VIE can only be used to settle the obligations of the VIE, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other liabilities of WBDT of $7.2 million serve to reduce the carrying value of the entity to zero, to reflect the fact that as of June 30, 2011, LIN Television has an option, exercisable by us if the FCC attribution rules change, to acquire the assets or membership interest of WBDT for a nominal exercise price, which is significantly less than the carrying value of the tangible and intangible net assets of WBDT. As a result, the noncontrolling interest on our consolidated balance sheet, which represents a third party’s interest in this VIE, is stated at $0 as of June 30, 2011. During the three and six months ended June 30, 2011, there were no amounts attributable to a noncontrolling interest related to this VIE in our consolidated statement of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization and impairment of program rights and intangible assets, stock-based compensation, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, litigation and net assets of businesses or VIEs acquired or consolidated.

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

The following is a reconciliation of income available to common shareholders from operations and weighted-average common shares outstanding for purposes of calculating basic and diluted income per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator for earnings per common share calculation:

Net income attributable to LIN TV	$1,071	$3,644	$2,657	$7,145

Denominator for earnings per common share calculation:

Weighted-average common shares, basic	55,712	53,785	55,346	53,195
Effect of dilutive securities:
Stock options and restricted stock	1,475	1,839	1,519	1,667
Weighted-average common shares, diluted	57,187	55,624	56,865	54,862

We apply the treasury stock method to measure the dilutive effect of our outstanding stock option and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Potentially dilutive securities representing 0.4 million shares and 0.9 million shares of common stock for the three months ended June 30, 2011 and 2010, respectively, and 0.4 million shares and 1.1 million shares of common stock for the six months ended June 30, 2011 and 2010, respectively, were excluded from the computation of diluted income per common share for these periods because their effect would have been anti-dilutive. The net income per share amounts are the same for our class A, class B and class C common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Comprehensive Income

Our total comprehensive income includes net income and other comprehensive income items listed in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$1,071	$3,644	$2,657	$7,145
Amortization of pension net loss	93	56	212	114
Unrealized loss on cash flow hedge	—	2,276	—	2,516
Total comprehensive income	$1,164	$5,976	$2,869	$9,775

Recently Issued Accounting Pronouncements

In June 2011, there were revisions to the accounting standard for reporting comprehensive income.  A company will now have the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The revisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively.  We will adopt this guidance effective January 1, 2012, and we do not expect it to have a material impact on our financial position or results of operations.

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

Note 2 — Acquisitions

On May 28, 2010, we entered into a SSA and related agreements with ACME Communications, Inc. (“ACME”) with respect to ACME’s television stations KWBQ-TV, KRWB-TV, and KASY-TV in the Albuquerque-Santa Fe, NM market; WBDT-TV in the Dayton, OH market; and WCWF-TV (f/k/a WIWB-TV) in the Green-Bay-Appleton, WI market. Additionally, we entered into a JSA with ACME for WBDT-TV and WCWF-TV. Concurrent with the execution of these agreements, we entered into an option agreement, giving us the right to acquire certain assets of the stations covered under these agreements, or giving ACME the right, starting in January 2013 and subject to certain conditions, including regulatory approval, to put any or all of those assets to us at the greater of a defined purchase price or the then-current fair market value.

On August 26, 2010, we exercised our option to acquire WCWF-TV and certain assets of WBDT-TV. Because current FCC attribution rules restrict us from owning the FCC license of WBDT-TV, we assigned our rights to acquire other WBDT-TV assets, including the FCC license, to WBDT. WBDT is wholly owned by Vaughan Media, LLC (“Vaughan”), an unrelated third party. We have an option to purchase all of the membership interest in WBDT from Vaughan, or all of WBDT’s assets related to WBDT-TV, that would be exercisable by us if the FCC attribution rules change.

On May 20, 2011, we completed our acquisition of WCWF-TV. We acquired WCWF as part of our multi-channel strategy, which enables us to expand our presence in our local markets beyond that of a single television station. This added channel and distribution capacity allows us to appeal to a wider audience and market of advertisers, while also providing us with economies of scale within our station operations.

We also acquired certain station assets of WBDT-TV and entered into a JSA and SSA with WBDT. WBDT acquired the other station assets of WBDT-TV, including the FCC license. In addition, we continue to provide certain services to ACME’s television stations KWBQ-TV, KRWB-TV and KASY-TV. Utilizing the assets in our existing markets to support the operations of another television station creates economies of scale to further leverage our existing infrastructure.

Total cash consideration for this acquisition was $5.8 million, including $0.9 million contributed by WBDT, which was funded by a $0.9 million term loan as described further in Note 5 — “Debt”, and $0.6 million that was funded by us into an escrow account in 2010.  As part of the consideration, we also issued 1,150,000 shares of our class A common stock having a fair value of $4.8 million.

In connection with the aquisition, we recognized $0.2 million of goodwill. The goodwill primarily represents synergies we expect to benefit from between our stations located in each market and the acquired stations. We also recognized $9.0 million of broadcast licenses and $1.0 million of finite-lived intangible assets. These finite-lived intangible assets are primarily comprised of network affiliation and retransmission consent agreements and have a weighted-average life of approximately 5 years. Additionally, we assumed net program obligations of $0.5 million pursuant to unfavorable contracts.

The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by both us and WBDT (a consolidated VIE) in the acquisition (in thousands):

Goodwill	$162
Broadcast licenses and other intangible assets	9,992
Non-current assets	4,097
Long-term liabilities	(3,659)
Total	$10,592

Cash consideration	$5,819
Equity consideration	4,773
Total consideration	$10,592

Note 3 — Equity Investments

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Cash distributions to SVH from SVO	$11,531	$12,817	$27,661	$13,775

Income to SVH from SVO	$13,278	$11,119	$21,779	$24,972
Interest expense, net	(16,917)	(16,491)	(33,808)	(32,984)
Net loss of SVH	$(3,639)	$(5,372)	$(12,029)	$(8,012)

Net sales of SVO	$31,679	$30,796	$57,889	$63,140
Operating expenses of SVO	(18,364)	(19,260)	(36,033)	(37,360)
Income from operations of SVO	13,332	11,531	21,884	25,778
Net income of SVO	13,311	11,481	21,833	25,678

	June 30,
	2011	2010

Shortfall loans outstanding and accrued interest payable to LIN Television from SVH	$5,490	$3,943
Shortfall loans outstanding and accrued interest payable to NBCUniversal and General Electric from SVH	21,448	15,405

In 2008, we recorded an impairment charge that reduced the carrying value of our investment in SVH to $0. At the SVO level, there continues to exist net equity of which we have a proportional share.  Subsequent to the reduction of the SVH carrying value to $0, and as a result of our guarantee of the debt financing provided by General Electric Capital Corproation (“GECC”) of SVH as further described in Note 11 — “Commitments and Contingencies”, we continue to track our share of the income or loss of SVH, but currently are not recording such loss in our financial statements until, or unless, our commitments to fund losses exceeds previously recognized impairment charges.  When SVH generates income, we will begin recording our proportionate share of such income once it exceeds the operating losses not previously recognized in our financial statements.

We record any shortfall liability, pursuant to the shortfall funding agreements described further in Note 11 — “Commitments and Contingencies”, when it is probable and estimable that there will be a shortfall at the SVH level requiring funding from us.  As of December 31, 2010, we had a shortfall liability of $1.9 million recognized for any potential shortfall loans to the joint venture through March 31, 2012 under the shortfall funding agreements. During the three months ended March 31, 2011, we recognized an additional shortfall liability of $0.6 million based on updated forecast information provided by joint venture management and our estimate of joint venture cash flows through March 31, 2012. During the three months ended June 30, 2011, pursuant to the shortfall funding agreement with General Electric Company (“GE”) as further described in Note 11 — “Commitments and Contingencies”, we funded a shortfall loan in the principal amount of $1.0 million to the joint venture, representing our approximate 20% share in second quarter 2011 debt service shortfalls at the joint venture, and GE funded a shortfall loan in the principal amount of $4.0 million to the joint venture, in respect of its approximate 80% share in second quarter 2011 debt service shortfalls at the joint venture.

Based on the most recent 2011 forecast information provided by joint venture management, and our estimate of joint venture cash flows through March 31, 2012, we estimate our share of remaining shortfall funding to be approximately $2.0 million through March 31, 2012.  We therefore recognized an additional shortfall liability of $0.5 million during the three months ended June 30, 2011. As a result, our remaining shortfall liability as of June 30, 2011 is $2.0 million for estimated cash shortfalls through March 31, 2012. Actual cash shortfalls at the joint venture could vary from our current estimates. Cash shortfalls at the joint venture beyond March 31, 2012 are not currently estimable; therefore, we have not accrued for any additional shortfalls beyond $2.0 million.

Because of uncertainty surrounding the joint venture’s ability to repay shortfall loans, we concluded that it was more likely than not that the additional amount recognized during both the three months ended March 31, 2011 and June 30, 2011 for accrued shortfall loans will not be recovered within a reasonable period of time, if at all. Accordingly, we recognized a charge of $0.5 million and $1.1 million to reflect the impairment of the shortfall loans, which was classified as share of loss in equity investments in our consolidated statement of operations, during the three and six months ended June 30, 2011. Additionally, during 2009 and 2010 we fully impaired any amounts recognized for shortfall loans to the joint venture. Therefore, the amounts receivable under the shortfall loans, and all accrued interest due from the joint venture, are carried at zero on our consolidated balance sheet as of June 30, 2011 and December 31, 2010. For further information on recognition of shortfall funding liabilities, see Note 11 — “Commitments and Contingencies”.

Note 4 — Intangible Assets

The following table summarizes the carrying amounts of intangible assets (in thousands):

	June 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$117,421	$—	$117,259	$—
Broadcast licenses	400,786	—	391,801	—
Intangible assets subject to amortization (1)	15,410	(9,496)	14,403	(8,924)
Total intangible assets	$533,617	$(9,496)	$523,463	$(8,924)

(1)                      Intangible assets subject to amortization are amortized on a straight line basis and include acquired customer relationships, brand names, non-compete agreements, internal-use software, favorable operating leases, tower rental income leases, retransmission consent agreements and network affiliations.

There were no events during the six months ended June 30, 2011 and 2010 that warranted an interim impairment test of our indefinite-lived intangible assets.

Note 5 — Debt

We guarantee all of LIN Television’s debt. All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, 8 3/8% Senior Notes due 2018 (the “Senior Notes”), 6½% Senior Subordinated Notes due 2013 and 6½%  Senior Subordinated Notes — Class B due 2013 (together the “Senior Subordinated Notes”) on a joint-and-several basis.

Our senior secured credit facility matures on November 4, 2011, at which time our revolving credit facility will expire. We are currently engaged in negotiations to enter into a new credit facility, and anticipate entering into a new credit facility prior to the expiration of our existing facility.   However, we make no assurances as to the timing or terms on which we may complete such a transaction.

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Senior Secured Credit Facility:
Revolving credit loans	$—	$—
Term loans	—	9,573
WBDT Television, LLC term loan due 2016	874	—
8 3/8% Senior Notes due 2018	200,000	200,000
6½% Senior Subordinated Notes due 2013	275,883	275,883
$141,316 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $2,780 and $3,512 as of June 30, 2011 and December 31, 2010, respectively	138,536	137,804
Total debt	615,293	623,260
Less current portion	184	9,573
Total long-term debt	$615,109	$613,687

During the six months ended June 30, 2011, we paid the remaining balance of $9.6 million on our term loans, and our available revolving credit commitments decreased from $76.1 million to $48.7 million, based on a computation of excess cash flow for the fiscal year ended December 31, 2010. As a result, we recorded a loss on extinguishment of debt of $0.2 million during the six months ended June 30, 2011, consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans. Additionally, during the six months ended June 30, 2011, WBDT, a consolidated VIE, entered into a term loan with an unrelated third party in an original principal amount of $0.9 million to fund a portion of the purchase price for the acquisition of certain assets of WBDT-TV. The term loan matures in equal quarterly installments through May 2016. LIN Television fully and unconditionally guarantees this loan.

During the six months ended June 30, 2010, LIN Television completed an offering of its Senior Notes in an aggregate principal amount of $200.0 million.  Proceeds from the issuance of the Senior Notes were used to repay $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of the credit agreement governing the terms of our senior secured credit facility.  As a result, we recorded a loss on extinguishment of debt of $2.7 million during the three and six months ended June 30, 2010, consisting of a write-down of deferred financing fees of $2.7 million related to the revolving credit facility and term loans.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	June 30, 2011	December 31, 2010

Carrying amount	$615,293	$623,260
Fair value	625,223	634,245

Note 6 — Derivative Financial Instruments

We have used derivative financial instruments in the management of our interest rate exposure for our long-term debt, principally our senior secured credit facility. In accordance with our policy, we do not enter into derivative instruments unless there is an underlying exposure and we do not enter into derivative financial instruments for speculative trading purposes.

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

We have historically designated the 2006 interest rate hedge as a cash flow hedge. However, as a result of a repayment of $45.9 million of principal on our term loans during 2010, the 2006 interest rate hedge ceased to be highly effective in hedging the variable rate cash flows associated with our term loans; accordingly, all changes in fair value are now recorded to our consolidated statement of operations. We recorded a gain on derivative instruments of $0.6 million and $1.2 million for the three and six months ended June 30, 2011.  Additionally, we recognized a loss of $3.1 million, including a charge of $3.6 million for the reclassification of the fair value recognized in accumulated other comprehensive loss to our consolidated statement of operations, for both the three and six months ended June 30, 2010.

The fair value of the 2006 interest rate hedge liability was $0.8 million and $2.0 million as of June 30, 2011 and December 31, 2010, respectively, and is included in accrued expenses in our consolidated balance sheet. The fair value is calculated using the discounted expected future cash outflows from a series of three-month LIBOR strips through November 4, 2011, the same maturity date as our senior secured credit facility. The fair value of this derivative was calculated by using observable inputs (Level 2) as defined under the three-level fair value hierarchy.

The following table summarizes our derivative activity during the three and six months ended June 30 (in thousands):

	(Gain) Loss on Derivative Instruments
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Mark-to-Market Adjustments on:
2006 interest rate hedge	$(583)	$3,056	$(1,203)	$3,065

	Comprehensive Income, Net of Tax
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Mark-to-Market Adjustments on:
2006 interest rate hedge	$—	$2,276	$—	$2,516

Note 7 — Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the three-level fair value hierarchy as of June 30, 2011 and December 31, 2010 (in thousands):

	Quoted prices in active markets	Significant observable inputs
	(Level 1)	(Level 2)	Total
June 30, 2011:
Assets:
Deferred compensation related investments	$567	$1,186	$1,753

Liabilities:
2006 interest rate hedge	$—	$756	$756
Deferred compensation related liabilities	$1,743	$—	$1,743

December 31, 2010:
Assets:
Deferred compensation related investments	$1,435	$577	$2,012

Liabilities:
2006 interest rate hedge	$—	$1,960	$1,960
Deferred compensation related liabilities	$2,010	$—	$2,010

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

For a description of how the fair value of our 2006 interest rate hedge is determined, see Note 6 — “Derivative Financial Instruments.”

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension (benefit) cost and the contributions to the 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net periodic pension (benefit) cost:
Interest cost	$1,495	$1,525	$2,990	$3,046
Expected return on plan assets	(1,700)	(1,611)	(3,401)	(3,223)
Amortization of pension net loss	197	92	395	188
Net periodic pension (benefit) cost:	$(8)	$6	$(16)	$11
Contributions:
401(k) Plan	$953	$896	$1,867	$1,772
Defined contribution retirement plans	42	—	72	—
Defined benefit retirement plans	825	900	2,325	900
Total contributions	$1,820	$1,796	$4,264	$2,672

We expect to make contributions of $2.7 million to our defined benefit retirement plans during the remainder of 2011. See Note 11 — “Retirement Plans” included in Item 15 of our Annual Report on Form 10-K  for the year ended December 31, 2010 (“10-K”) for a full description of our retirement plans.

Note 9 — Restructuring

During the year ended December 31, 2010, we recorded a restructuring charge of $3.3 million as a result of the consolidation of certain activities at our stations and our corporate headquarters, which resulted in the termination of 66 employees. As of December 31, 2010, we had a remaining accrual of $0.9 million related to these restructuring actions. During the three and six months ended June 30, 2011, we made cash payments of $45 thousand and $0.7 million, respectively, related to these restructuring actions and expect to make cash payments of $0.1 million during the remainder of 2011.

Note 10 — Income Taxes

We recorded a provision for income taxes of $9.7 million and $10.7 million for the three and six months ended June 30, 2011, respectively, compared to a provision for income taxes of $2.1 million and $3.8 million for the three and six months ended June 30, 2010, respectively. Our effective income tax rate for the six months ended June 30, 2011 was 80.0%, compared to 34.9% for the six months ended June 30, 2010. The increase in the tax provision was primarily a result of state tax legislation enacted in Michigan in May 2011, which repealed the Michigan business tax (“MBT”), and implemented a corporate income tax (“CIT”) instead, effective January 2012.  As a result of the elimination of the MBT, certain future tax deductions, that were available to be utilized beginning in 2015, and had been recognized as deferred tax assets in our financial statements, will be not be deductible. Therefore, during the three and six months ended June 30, 2011, we recognized incremental deferred income tax expense of $5.1 million, net of federal benefit, for the reversal of these previously established deferred tax assets.

Note 11 — Commitments and Contingencies

Commitments

We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating leases and agreements that expire at various dates through 2036. In addition, we have entered into commitments for future syndicated entertainment and sports programming. The following table summarizes all of our estimated future cash payments, after giving effect to amendments to certain of these agreements since December 31, 2010.

		Syndicated
	Operating Leases	Television
	and Agreements	Programming	Total
Year
2011	$18,534	$25,748	$44,282
2012	16,815	23,026	39,841
2013	7,518	20,047	27,565
2014	4,808	9,691	14,499
2015	1,640	713	2,353
Thereafter	2,668	—	2,668
Total obligations	51,983	79,225	131,208
Less recorded contracts	—	25,755	25,755
Future contracts	$51,983	$53,470	$105,453

Contingencies

GECC Note

GECC provided debt financing for the joint venture between NBCUniversal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter (“GECC Note”). The GECC Note is an obligation of the joint venture. We have an approximate 20% equity interest in the joint venture and NBCUniversal has the remaining approximate 80% equity interest, in which we and NBCUniversal each have a 50% voting interest. NBCUniversal operates the two television stations held by the joint venture, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement. LIN TV has guaranteed the payment of principal and interest on the GECC Note.

In January 2011, Comcast Corporation acquired control of the business of NBCUniversal, Inc. through acquisition of a 51% interest in NBCUniversal, LLC, while GE owns the remaining 49%. GECC remains a majority-owned subsidiary of GE, and LIN TV remains the guarantor of the GECC Note.

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

Because of anticipated future cash shortfalls at the joint venture, on March 14, 2011, we and GE entered into an agreement (the “2011 Shortfall Funding Agreement” and together with the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement the “Shortfall Funding Agreements”) covering the period from April 2, 2011 through April 1, 2012. Under the terms of the 2011 Shortfall Funding Agreement, we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2012, we and GE would each provide the joint venture with a shortfall loan. Any shortfall loans funded by LIN under the 2011 Shortfall Funding Agreement will be calculated on the basis of our percentage of economic interest in the joint venture, and GE’s share of shortfall loans will be calculated on the basis of NBCUniversal’s percentage of economic interest in the joint venture. Solely to enable the joint venture with NBCUniversal to obtain shortfall loans from GE under the 2011 Shortfall Funding Agreement, during the quarter ended June 30, 2011, the joint venture (i) amended its credit agreement with GECC, (ii) amended the LLC Agreement governing the operation of the joint venture, and (iii) received the consent of Comcast Corporation to the terms and conditions on which GE provides its proportionate share of any joint venture debt service shortfall.

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

We recognize shortfall funding liabilities to the joint venture on our consolidated balance sheet when those liabilities become both probable and estimable, which results when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur and when we have reached or intend to reach a shortfall funding agreement covering the budgeted or forecasted period. As of December 31, 2010, we had a shortfall liability of $1.9 million recognized for any potential shortfall loans to the joint venture through March 31, 2012 under the shortfall funding agreements. During the three months ended March 31, 2011, we recognized an additional shortfall liability of $0.6 million based on updated forecast information provided by joint venture management and our estimate of joint venture cash flows through March 31, 2012. Additionally, during the three months ended June 30, 2011, pursuant to the 2011 Shortfall Funding Agreement with GE, we funded a shortfall loan in the principal amount of $1.0 million to the joint venture, representing our approximate 20% share in second quarter 2011 debt service shortfalls at the joint venture, and GE funded a shortfall loan in the principal amount of $4.0 million to the joint venture, in respect of its approximate 80% share in second quarter 2011 debt service shortfalls at the joint venture.

Based on the most recent 2011 forecast information provided by joint venture management, and our estimate of joint venture cash flows through March 31, 2012, we estimate our share of remaining shortfall funding to be approximately $2.0 million through March 31, 2012.  We therefore recognized an additional shortfall liability of $0.5 million during the three months ended June 30, 2011. As a result, our remaining shortfall liability as of June 30, 2011 is $2.0 million for estimated cash shortfalls through March 31, 2012. Actual cash shortfalls at the joint venture could vary from our current estimates. Cash shortfalls at the joint venture beyond March 31, 2012 are not currently estimable; therefore, we have not accrued for any additional shortfalls beyond $2.0 million.

Our ability to honor our shortfall loan obligations under the Shortfall Funding Agreements is limited by certain covenants contained in our credit agreement and the indentures governing our Senior Notes and our Senior Subordinated Notes. Based on the current 2011 forecast provided by joint venture management, and our forecast of total leverage and consolidated EBITDA during 2011 and 2012, we expect to have the capacity within these restrictions to provide shortfall funding under the Shortfall Funding Agreements in proportion to our approximate 20% economic interest in the joint venture through the April 1, 2012 expiration of the 2011 Shortfall Funding Agreement. However, there can be no assurance that we will have the capacity to provide such funding. If we are unable to make payments under the Shortfall Funding Agreements, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default. In addition, if the joint venture experiences further cash shortfalls beyond April 1, 2012, we may decide to fund such cash shortfalls, or to fund such shortfalls through further loans or equity contributions to the joint venture.

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

•                  GECC’s initiation of proceedings against LIN TV under the guarantee could result in a change of control or other material adverse consequences to LIN Television, which could cause an acceleration of LIN Television’s outstanding indebtedness; and

•                  if the GECC Note is prepaid because of an acceleration on default or otherwise, LIN TV would incur a substantial tax gain of approximately $815.5 million related to its deferred gain associated with the formation of the joint venture.  This amount of gain, exclusive of any potential utilization of net operating loss carryforwards, would be subject to U.S. Federal and various State tax rates of 35% and approximately 3% (net of Federal benefit), respectively.

Note 12 — Related Party

As a result of the shares issued by us to ACME as part of the consideration for WCWF-TV and certain assets of WBDT-TV, as descibed in Note 2 — “Acquistions”, ACME became a related party to us. With respect to the SSA we have with ACME’s television stations KWBQ-TV, KRWB-TV, and KASY-TV in the Albuquerque-Santa Fe, NM market, we earned $0.1 million in service fee income since the May 20, 2011 acquisition date, which is due to us as of June 30, 2011.

We have a noncontrolling investment in an interactive service provider that hosts our web sites.  During the three and six months ended June 30, 2011, we incurred charges from, and made cash payments to, the provider of $0.6 million and $1.3 million, respectively, for web hosting services and web site development and customization. Additionally, during the three and six months ended June 30, 2010, we incurred charges of $0.4 million and $0.8 million, respectively, and made cash payments of $0.1 million and $0.6 million, respectively, for web hosting services and web site development and customization.

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

During the three and six months ended June 30, 2011, net revenues increased $4.7 million and $5.4 million, respectively, compared to the same periods in the prior year.  These increases are primarily due to an increase in digital revenues of $7.3 million and $11.3 million, offset by a decrease in political time sales of $3.1 million and $5.4 million, for the three and six months ended June 30, 2011, respectively, compared to the same periods in the prior year. Additionally, during the three and six months ended June 30, 2011, local time sales increased $0.9 million and $0.4 million, respectively, while national time sales decreased $1.1 million and $2.3 million for the same periods compared to their respective prior periods.

During the three and six months ended June 30, 2011, we acquired the assets of WCWF-TV in Green Bay, WI and certain assets of WBDT-TV in Dayton, OH. Total cash consideration for this acquisition was $5.8 million, which includes $0.6 million that was funded by us into escrow during 2010. Of the remaining $5.2 million, $0.9 million was contributed by WBDT Television, LLC (“WBDT”), a consolidated VIE. The contribution from WBDT was financed through a $0.9 million term loan entered into by WBDT.

During the three and six months ended June 30, 2011, we recognized an additional shortfall liability of $0.5 million and $1.1 million, respectively, for potential shortfall loan obligations to the joint venture with NBCUniversal. Additionally, during the three months ended June 30, 2011, we made a shortfall loan in the principal amount of $1.0 million to the joint venture with NBCUnviersal. As a result, we have a remaining shortfall liability of $2.0 million as of June 30, 2011, which we expect to fund during the remainder of 2011 and through March 31, 2012.

Critical Accounting Policies and Estimates

Certain of our accounting policies, as well as estimates we make, are critical to the presentation of our financial condition and results of operations since they are particularly sensitive to our judgment. Some of these policies and estimates relate to matters that are inherently uncertain. The estimates and judgments we make affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets and goodwill, consolidation of variable interest entities (“VIEs”), including the determination of the primary beneficiary of such entities, receivables and investments, program rights, income taxes, stock-based compensation, employee medical insurance claims, pensions, useful lives of property and equipment, contingencies, barter transactions, acquired asset valuations and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and it is possible that such differences could have a material impact on our consolidated financial statements. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 - “Basis of Presentation and Summary of Significant Accounting Policies” included in Item 15. “Exhibits and Financial Statement Schedules” of our 10-K.

Recent Accounting Pronouncements

In June 2011, there were revisions to the accounting standard for reporting comprehensive income.  A company will now have the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The revisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively.  We will adopt this guidance effective January 1, 2012, and we do not expect it to have a material impact on our financial position or results of operations.

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

Results of Operations

Set forth below are key components that contributed to our operating results (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
				% of				% of
			%	Gross			%	Gross
	2011	2010	change	revenues	2011	2010	change	revenues

Local time sales	$60,187	$59,239	2%	51%	$115,667	$115,294	0%	52%
National time sales	28,941	30,072	-4%	25%	55,993	58,285	-4%	25%
Political time sales	2,145	5,262	-59%	2%	3,273	8,695	-62%	2%
Digital revenues	21,957	14,654	50%	19%	39,130	27,812	41%	18%
Other revenues	3,427	3,303	4%	3%	6,830	6,440	6%	3%
Total gross revenues	116,657	112,530	4%	100%	220,893	216,526	2%	100%
Agency commissions	(12,543)	(13,070)	-4%	-11%	(24,139)	(25,221)	-4%	-11%
Net revenues	104,114	99,460	5%	89%	196,754	191,305	3%	89%

Operating costs and expenses:
Direct operating	33,290	29,823	12%		64,323	59,128	9%
Selling, general and administrative	27,439	26,652	3%		54,322	52,076	4%
Amortization of program rights	5,547	5,840	-5%		11,136	12,046	-8%
Corporate	7,352	6,694	10%		13,833	11,878	16%
Depreciation	6,596	6,948	-5%		13,096	14,048	-7%
Amortization of intangible assets	299	412	-27%		572	821	-30%
Restructuring charge	—	63	100%		—	2,181	100%
Loss (gain) from asset dispositions	103	(2,030)	-105%		358	(2,211)	-116%
Total operating costs and expenses	80,626	74,402	8%		157,640	149,967	5%
Operating income	$23,488	$25,058	-6%		$39,114	$41,338	-5%

Period Comparison

Revenues

Net revenues consist primarily of national, local and political advertising revenues, net of sales adjustments and agency commissions. Additional amounts are generated from Internet revenues, retransmission consent fees, barter revenues, network compensation, production revenues, tower rental income and station copyright royalties.

Net revenues increased $4.7 million, or 5%, for the three months ended June 30, 2011 compared with the three months ended June 30, 2010. The increase was primarily due to: (a) an increase in digital revenues of $7.3 million; (b) an increase in local time sales of $0.9 million; (c) a decrease in agency commissions of $0.5 million; and (d) an increase in other revenues of $0.1 million. These increases were partially offset by: (a) a decrease in political time sales of $3.1 million; and (b) a decrease in national time sales of $1.1 million.

Net revenues increased $5.4 million, or 3%, for the six months ended June 30, 2011 compared with the six months ended June 30, 2010. The increase was primarily due to: (a) an increase in digital revenues of $11.3 million; (b) a decrease in agency commissions of $1.1 million; (c) an increase in local time sales of $0.4 million; and (d) an increase in other revenues of $0.4 million. These increases were partially offset by: (a) a decrease in political time sales of $5.4 million; and (b) a decrease in national time sales of $2.3 million.

The increase in digital revenues during the three and six months ended June 30, 2011 is a result of growth in Internet advertising revenues resulting from increased advertising sales on RMM’s online advertising network, increased traffic to our Internet web sites, and growth in retransmission consent revenues, primarily as a result of contractual rate increases. The increase in digital revenues was offset in part by a decrease in political time sales primarily due to Congressional, state and local elections which take place in even numbered years. Additionally, local and national time sales continue to be impacted by economic uncertainity, with a combined decrease of $0.2 million, or less than 1%, for the three months ended June 30, 2011, and a combined decrease of $1.9 million, or 1%, for the six months ended June 30, 2011, compared to the same periods last year. Time sales in the automotive category, which represented 22% of our local and national time sales for the three months ended June 30, 2011, decreased by 8% to $19.1 million, compared to $20.8 million for the same quarter in 2010, primarily the result of disruptions in the automotive supply chain due to the March 2011 Japan earthquake and tsunami.  For the six months ended June 30, 2011, time sales in the automotive category, which represented 23% of local and national time sales, decreased by 4% to $38.5 million, compared to $40.1 million for the same period in 2010.

Operating Costs and Expenses

Operating costs and expenses increased $6.2 million and $7.7 million, or 8% and 5%, for the three and six months ended June 30, 2011, respectively, compared to the same periods last year primarily due to increases in direct operating, selling, general and administrative and corporate expenses. The increases in direct operating and selling, general and adminstrative expenses in both periods are primarily due to an increase in variable costs related to growth in our digital revenues compared to the same periods last year. Additionally, the increase in selling, general and administrative expense for the six months ended June 30, 2011 is in part the result of a benefit from a litigation settlement that occurred during the six months ended June 30, 2010, which did not recur during the same period of 2011. Corporate expenses increased during the three and six months ended June 30, 2011 as a result of increases in legal and professional fees, and stock-based compensation compared to the same periods last year.

Additionally, the increase in operating costs and expenses during both periods reflects the effect of a gain from asset dispositions of $2.0 million and $2.2 million for the three and six months ended June 30, 2010, respectively, that was primarily atrributable to a gain on the exchange of certain equipment with Sprint Nextel that did not recur in the same periods of 2011. The increase during the six months ended June 30, 2011 was offset by a decrease in restructuring costs of $2.2 million compared to the same period last year.

Other expense

Other expense, net decreased $6.6 million and $4.6 million, or 34% and 15%, for the three and six months ended June 30, 2011, respectively, compared to the same periods last year primarily due to: (a) a decrease in loss on derivative instruments of $3.6 million and $4.3 million for the three and six months ended June 30, 2011, respectively; and (b) a decrease in loss on extinguishment of debt of $2.7 million and $2.6 million for the three and six months ended June 30, 2011, respectively, compared to the same periods last year.  These decreases are attributable to charges associated with the issuance of our 8 3/8% Senior Notes during the second quarter of 2010 that did not recur in the same periods of 2011.

Interest expense, net increased $0.7 million and $0.5 million, or 5% and 2%, for the three and six months ended June 30, 2011, respectively, compared to the same periods last year primarily due to additional interest expense resulting from the issuance of our 8 3/8% Senior Notes during the second quarter of 2010.  This increase was partially offset by reductions in interest expense on borrowings under our senior secured credit facility as a result of a reduction of balances outstanding under the facility during the three and six months ended June 30, 2011 compared to the same periods last year. The following summarizes the components of our interest expense, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Components of interest expense
Senior Secured Credit Facility	$227	$1,109	$645	$4,378
8 3/8% Senior Notes	4,301	3,774	8,647	3,774
6 ½% Senior Subordinated Notes	4,714	4,714	9,378	9,378
6 ½% Senior Subordinated Notes — Class B	2,782	2,779	5,539	5,531
Other interest costs	693	1,052	1,440	2,082
Total interest expense, net	$12,717	$13,428	$25,649	$25,143

Provision for Income Taxes

Provision for income taxes increased $7.6 million and $6.8 million for the three and six months ended June 30, 2011, respectively, compared to the same periods last year. Our effective income tax rate was 80.0% and 34.9% for the six months ended June 30, 2011 and 2010, respectively. The increase in the tax provision was primarily a result of state tax legislation enacted in Michigan in May 2011, which repealed the Michigan business tax (“MBT”), and implemented a corporate income tax (“CIT”) instead, effective January 2012.  As a result of the elimination of the MBT, certain future tax deductions, that were available to be utilized beginning in 2015, and had been recognized as deferred tax assets in our financial statements, will be not be deductible. Therefore, during the three and six months ended June 30, 2011, we recognized incremental deferred income tax expense of $5.1 million, net of federal benefit, for the reversal of these previously established deferred tax assets.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior secured credit facility. As of June 30, 2011, we had unrestricted cash and cash equivalents of $13.6 million, and a $48.7 million revolving credit facility, all of which was available, subject to certain covenant restrictions.

Our total outstanding debt as of June 30, 2011 was $615.3 million. This excludes the contingent obligation associated with our guarantee of the $815.5 million GECC Note associated with the joint venture with NBCUniversal (see Note 11 - “Commitments and Contingencies” for further details). As of June 30, 2011, we had no amounts outstanding under our senior secured credit facility, which expires on November 4, 2011.  Both of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes — Class B are due May 15, 2013, and our 8 3/8% Senior Notes are due April 15, 2018.

We currently expect that the Company’s cash flows from operations over the next twelve months will be sufficient to fund all working capital needs, capital expenditures, and other general corporate activities without the need for additional borrowings under our senior secured credit facility.  However, should we elect to borrow under our revolving credit facility for any reason, our ability to make use of the revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) we generate from our operations. As of June 30, 2011, we were in compliance with all financial and non-financial covenants under our senior secured credit facility.

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

Our liquidity position during 2011 has been, and will primarily be affected by, the following:

•                  Economic uncertainty. Local and national time sales, which exclude political time sales, decreased $0.2 million and $1.9 million during the three and six months ended June 30, 2011, respectively, compared to the same periods last year. There remains significant economic uncertainty nationally and in our markets, which could adversely affect local and national revenues during 2011. We expect that growth in digital revenues will continue to offset declines in local and national time sales during the remainder of 2011, however, there can be no assurance that this will occur.

•                  Expiration of our senior secured credit facility.  Our senior secured credit facility matures on November 4, 2011, at which time our revolving credit facility will expire. We are currently engaged in negotiations to enter into a new credit facility, and anticipate entering into a new credit facility prior to the expiration of our existing facility. However, we make no assurances as to the timing or terms on which we may complete such a transaction. If we are unable to enter into a new credit facility upon the expiration of our existing senior secured credit facility, the absence of a revolving credit facility will result in a substantial decrease in our available liquidity.  This, in turn, could require us to use a substantial portion of our cash flow from operations to service our other outstanding indebtedness, and reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions, and other general corporate activities. Further, current conditions in the capital markets may impact our ability to enter into a new credit facility on terms similar to our existing agreement.

•                  Cash requirements related to the NBCUniversal joint venture. As further described in Note 11 — “Commitments and Contingencies”, because of anticipated future cash shortfalls at the joint venture, we entered into a shortfall funding agreement with GE covering the period from April 2, 2011 through April 1, 2012. Under the terms of this agreement, we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2012, we and GE would each provide the joint venture with a shortfall loan. As of December 31, 2010, we had accrued $1.9 million for our probable and estimable obligations under the shortfall funding agreement. During the three and six months ended June 30, 2011, we recognized an additional shortfall liability of $0.5 million and $1.1 million, respectively, for potential shortfall loan obligations to the joint venture with NBCUniversal. Additionally, during the three months ended June 30, 2011 we made a shortfall loan in the principal amount of $1.0 million to the joint venture. As a result we have a remaining shortfall funding accrual of $2.0 million as of June 30, 2011, which we expect to fund during the remainder of 2011 and through March 31, 2012.  Actual cash shortfalls at the joint venture could vary from our current estimates.

•                  Acquisition of WCWF-TV and certain assets of WBDT-TV. During the three and six months ended June 30, 2011, we acquired the assets of WCWF-TV in Green Bay, WI and certain assets of WBDT-TV in Dayton, OH. Total cash consideration for this acquisition was $5.8 million, which includes $0.6 million that was funded by us into escrow during 2010. Of the remaining $5.2 million, $0.9 million was contributed by WBDT, a consolidated VIE. The contribution from WBDT was financed through a $0.9 million term loan entered into by WBDT.

Contractual Obligations

The following table summarizes changes to our estimated future contractual obligations as of June 30, 2011 since December 31, 2010.

				2016 and
	2011	2012-2013	2014-2015	thereafter	Total

Program payments(1)	$25,748	$43,073	$10,404	$—	$79,225
Operating leases(2)	1,239	2,009	1,159	2,668	7,075
Operating agreements(3)	17,295	22,324	5,289	—	44,908

(1)          We have entered into commitments for future syndicated news, entertainment and sports programming. We have recorded $18.8 million of program obligations as of June 30, 2011 and we have unrecorded commitments of $53.5 million for programming that is not available to air as of June 30, 2011.

(2)          We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(3)          We have entered into a variety of agreements for services used in the operation of our stations including rating services, consulting and research services, news video services, news weather services, marketing services and other operating contracts under non-cancelable operating agreements.

Other than as shown above, there were no material changes in our contractual obligations from those shown in Liquidity and Capital Resources within Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 10-K.

Summary of Cash Flows

The following presents summarized cash flow information (in thousands):

	Six Months Ended June 30,
	2011	2010	2011 vs. 2010
Cash provided by operating activities	$25,893	$33,877	$(7,984)
Cash used in investing activities	(15,616)	(12,829)	(2,787)
Cash used in financing activities	(8,292)	(23,689)	15,397
Net increase (decrease) in cash and cash equivalents	$1,985	$(2,641)	$4,626

Net cash provided by operating activities decreased $8.0 million to $25.9 million for the six months ended June 30, 2011 compared to the same period in the prior year. The decrease was primarily attributable to changes in working capital as a result of the timing of collections and payments outstanding compared to the same period last year.

Net cash used in investing activities increased $2.8 million to $15.6 million for the six months ended June 30, 2011 compared to the same period in the prior year. The increase is primarily due to the payment of $5.2 million for the acquisition of WCWF-TV and certain assets of WBDT-TV during the six months ended June 30, 2011. This increase was partially offset by a decrease in shortfall loans to the joint venture with NBCUniversal of $2.9 million compared to the same period last year.

Net cash used in financing activities decreased $15.4 million to $8.3 million for the six months ended June 30, 2011 compared to the same period in the prior year. The decrease is primarily due to a decrease in net principal payments on long-term debt when compared to the same periods last year.

Description of Indebtedness

The following is a summary of our outstanding indebtedness (in thousands):

	June 30,	December 31,
	2011	2010
Senior Secured Credit Facility:
Revolving credit loans	$—	$—
Term loans	—	9,573
WBDT Television, LLC term loan due 2016	874	—
8⅜ % Senior Notes due 2018	200,000	200,000
6½% Senior Subordinated Notes due 2013	275,883	275,883
$141,316 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $2,780 and $3,512 as of June 30, 2011 and December 31, 2010, respectively	138,536	137,804
Total debt	615,293	623,260
Less current portion	184	9,573
Total long-term debt	$615,109	$613,687

Our senior secured credit facility matures on November 4, 2011, at which time our revolving credit facility will expire. We are currently engaged in negotiations to enter into a new credit facility, and anticipate entering into a new credit facility prior to the expiration of our existing facility. However, there can be no assurance as to the timing or terms on which we may complete such a transaction.

During the six months ended June 30, 2011, we paid the remaining balance of $9.6 million on our term loans, and our available revolving credit commitments decreased from $76.1 million to $48.7 million, based on a computation of excess cash flow for the fiscal year ended December 31, 2010. As a result, we recorded a loss on extinguishment of debt of $0.2 million during the six months ended June 30, 2011, consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans. Additionally, during the six months ended June 30, 2011, WBDT Television, LLC, a consolidated VIE, entered into a term loan with an unrelated third party in an original principal amount of $0.9 million. The term loan matures in equal quarterly installments through May 2016. LIN Television fully and unconditionally guarantees this loan.

During the six months ended June 30, 2010, LIN Television completed an offering of its Senior Notes due 2018 in an aggregate principal amount of $200.0 million.  Proceeds from the issuance of the Senior Notes were used to repay $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of the credit agreement governing the terms of our senior secured credit facility.  As a result, we recorded a loss on extinguishment of debt of $2.7 million during the three and six months ended June 30, 2010, consisting of a write-down of deferred financing fees of $2.7 million related to the revolving credit facility and term loans.

See Note 7 - “Long-term Debt” included in Item 15 of our 10-K for a full description of our senior secured credit facility.

Off-Balance Sheet Arrangements

As of June 30, 2011, there had been no material changes in our off-balance sheet arrangements from those disclosed in our 10-K.

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

Interest Rate Risk

Our long-term debt as of June 30, 2011 was $615.3 million, including a current portion of $0.2 million, of which the senior subordinated notes bear a fixed interest rate and the senior secured credit facility bears an interest rate based on, at our option, either a)

the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus ½ of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin rate of 3.750% or 2.750% for LIBOR based loans and ABR rate loans, respectively. As of June 30, 2011 we had no amounts outstanding under our senior secured credit facility, and no other material debt bearing interest at variable rates.

Accordingly, a hypothetical 1% increase in the floating rate used as the basis for the interest charged on the senior secured credit facility as of June 30, 2011 would not impact our annualized interest expense, assuming no amounts remain outstanding under the facility.

During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans (the “2006 interest rate hedge”) to mitigate changes in our cash flows resulting from fluctuations in interest rates. The 2006 interest rate hedge effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our senior secured credit facility, which expires on November 4, 2011. We have historically designated the 2006 interest rate hedge as a cash flow hedge. However, as a result of a repayment of $45.9 million of principal on our term loans during 2010, the interest rate hedge ceased to be highly effective in hedging the variable rate cash flows associated with our term loans; accordingly, all changes in fair value are now recorded to our consolidated statement of operations. As a result, we recorded a gain on derivative instruments of $0.6 million and $1.2 million for the three and six months ended June 30, 2011, respectively.

Item 4. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 20, 2011, we acquired WCWF-TV in the Green Bay-Appleton, WI market and certain assets of WBDT-TV in the Dayton, OH market. As part of the purchase consideration, LIN TV issued 1,150,000 shares of class A common stock to the former owner of these assets having an aggregate value of $4.8 million. These shares were exempt from registration under Section 4(2) of the Securities Act of 1933. Refer to Note 2 — “Acquisitions” for further information.

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

Dated: August 1, 2011
By:	/s/ Richard J. Schmaeling
Richard J. Schmaeling
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Dated: August 1, 2011
By:	/s/ Nicholas N. Mohamed
Nicholas N. Mohamed
Vice President Controller
(Principal Accounting Officer)

Item 1. Unaudited Consolidated Financial Statements

LIN Television Corporation

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2011	2010
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$13,633	$11,648
Accounts receivable, less allowance for doubtful accounts (2011 - $2,843; 2010 - $2,233)	81,256	82,486
Other current assets	7,635	5,921
Total current assets	102,524	100,055
Property and equipment, net	149,479	154,127
Deferred financing costs	6,542	7,759
Goodwill	117,421	117,259
Broadcast licenses and other intangible assets, net	406,700	397,280
Other assets	14,866	13,989
Total assets (a)	$797,532	$790,469

LIABILITIES AND DEFICIT
Current liabilities:
Current portion of long-term debt	$184	$9,573
Accounts payable	6,141	8,003
Accrued expenses	37,361	42,353
Program obligations	11,445	9,528
Total current liabilities	55,131	69,457
Long-term debt, excluding current portion	615,109	613,687
Deferred income taxes, net	196,465	185,997
Program obligations	7,370	7,240
Other liabilities	43,385	45,520
Total liabilities (a)	917,460	921,901

Commitments and Contingencies (Note 11)

Stockholder’s deficit:
Common stock, $0.00 par value, 1,000 shares	—	—
Investment in parent company’s stock, at cost	(7,869)	(7,869)
Additional paid-in capital	1,118,978	1,110,343
Accumulated deficit	(1,203,310)	(1,205,967)
Accumulated other comprehensive loss	(27,727)	(27,939)
Total stockholder’s deficit	(119,928)	(131,432)
Noncontrolling interest	—	—
Total deficit	(119,928)	(131,432)
Total liabilities and deficit	$797,532	$790,469

(a) Our consolidated assets at June 30, 2011 include total assets of $9,989 of a variable interest entity (“VIE”) that can only be used to settle the obligations of the VIE. These assets include broadcast licenses and other intangible assets of $7,819 and program rights of $1,664. Our consolidated liabilities at June 30, 2011 include $1,930 of total liabilities of the VIE for which the VIE’s creditors have no recourse to the Company, including $1,882 of program obligations.  See further description in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies”.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)

Net revenues	$104,114	$99,460	$196,754	$191,305

Operating costs and expenses:
Direct operating	33,290	29,823	64,323	59,128
Selling, general and administrative	27,439	26,652	54,322	52,076
Amortization of program rights	5,547	5,840	11,136	12,046
Corporate	7,352	6,694	13,833	11,878
Depreciation	6,596	6,948	13,096	14,048
Amortization of intangible assets	299	412	572	821
Restructuring charge	—	63	—	2,181
Loss (gain) from asset dispositions	103	(2,030)	358	(2,211)
Operating income	23,488	25,058	39,114	41,338

Other expense:
Interest expense, net	12,717	13,428	25,649	25,143
Share of loss in equity investments	554	94	1,167	94
(Gain) loss on derivative instruments	(583)	3,056	(1,203)	3,065
Loss on extinguishment of debt	50	2,749	192	2,749
Other (income) expense, net	(3)	28	(2)	(682)
Total other expense, net	12,735	19,355	25,803	30,369

Income before provision for income taxes	10,753	5,703	13,311	10,969
Provision for income taxes	9,682	2,059	10,654	3,824
Net income	1,071	3,644	2,657	7,145
Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to LIN Television Corporation	$1,071	$3,644	$2,657	$7,145

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Stockholder’s Deficit and Comprehensive Income

(unaudited)

(in thousands, except share data)

							Accumulated
				Investment in Parent	Additional		Other	Total
	Total	Common Stock		Company’s Common	Paid-In	Accumulated	Comprehensive	Stockholder’s	Noncontrolling	Comprehensive
	Deficit	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Deficit	Interest	Income
Balance as of December 31, 2010	$(131,432)	1,000	$—	$(7,869)	$1,110,343	$(1,205,967)	$(27,939)	$(131,432)	$—
Amortization of pension net loss, net of tax of $182	212	—	—	—	—	—	212	212	—	$212
Stock-based compensation	3,862	—	—	—	3,862	—	—	3,862	—	—
Issuance of LIN TV Corp. class A common stock (See Note 2 - “Acquisitions”)	4,773	—	—	—	4,773	—	—	4,773	—	—
Net income	2,657	—	—	—	—	2,657	—	2,657	—	2,657
Comprehensive income - June 30, 2011									$—	$2,869
Balance as of June 30, 2011	$(119,928)	1,000	$—	$(7,869)	$1,118,978	$(1,203,310)	$(27,727)	$(119,928)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Stockholders’ Deficit and Comprehensive Income

(unaudited)

(in thousands, except share data)

						Accumulated
			Investment in Parent	Additional		Other	Total
	Common Stock		Company’s Common	Paid-In	Accumulated	Comprehensive	Stockholder’s	Comprehensive
	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Deficit	Income
Balance as of December 31, 2009	1,000	$—	$(7,869)	$1,104,690	$(1,242,465)	$(27,917)	$(173,561)
Amortization of pension net loss, net of tax of $75	—	—	—	—	—	114	114	$114
Reclassification of unrealized loss on cash flow hedge, net of tax of $1,603	—	—	—	—	—	2,516	2,516	2,516
Stock-based compensation	—	—	—	2,885	—	—	2,885
Net income	—	—	—	—	7,145	—	7,145	7,145
Comprehensive income - June 30, 2010								$9,775
Balance as of June 30, 2010	1,000	$—	$(7,869)	$1,107,575	$(1,235,320)	$(25,287)	$(160,901)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2011	2010
	(in thousands)
OPERATING ACTIVITIES:
Net income	$2,657	$7,145
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	13,096	14,048
Amortization of intangible assets	572	821
Amortization of financing costs and note discounts	1,951	2,422
Amortization of program rights	11,136	12,046
Program payments	(13,604)	(14,128)
Loss on extinguishment of debt	192	2,749
(Gain) loss on derivative instruments	(1,203)	3,065
Share of loss in equity investments	1,167	94
Deferred income taxes, net	10,606	3,820
Stock-based compensation	3,381	2,498
Loss (gain) from asset dispositions	358	(2,211)
Other, net	212	(186)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,230	(3,519)
Other assets	(1,870)	1,092
Accounts payable	(1,862)	1,779
Accrued interest expense	81	3,710
Other liabilities and accrued expenses	(2,207)	(1,368)
Net cash provided by operating activities	25,893	33,877

INVESTING ACTIVITIES:
Capital expenditures	(7,997)	(9,010)
Change in restricted cash	—	2,000
Payments for business combinations	(5,244)	—
Proceeds from the sale of assets	48	181
Payments on derivative instruments	(1,254)	(805)
Shortfall loan to joint venture with NBCUniversal	(1,019)	(3,875)
Other investments, net	(150)	(1,980)
Net cash used in investing activities, continuing operations	(15,616)	(13,489)
Net cash provided by investing activities, discontinued operations	—	660
Net cash used in investing activities	(15,616)	(12,829)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	481	387
Proceeds from borrowings on long-term debt	920	213,000
Principal payments on long-term debt	(9,619)	(231,899)
Payment of long-term debt issue costs	(74)	(4,732)
Net cash used in financing activities, continuing operations	(8,292)	(23,244)
Net cash used in financing activities, discontinued operations	—	(445)
Net cash used in financing activities	(8,292)	(23,689)

Net increase (decrease) in cash and cash equivalents	1,985	(2,641)
Cash and cash equivalents at the beginning of the period	11,648	11,105
Cash and cash equivalents at the end of the period	$13,633	$8,464

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of our Company, its subsidiaries, all of which are wholly-owned, and VIEs for which we are the primary beneficiary. We review all arrangements with third parties, including our local marketing agreements, shared services agreements and joint sales agreements, to evaluate whether consolidation of entities that are parties to such arrangements is required. We conduct our business through our subsidiaries and VIEs, and have no operations or assets other than our investment in our subsidiaries and equity-method investments. A noncontrolling interest represents a third party’s proportionate share of the interest in certain of our consolidated entities.  All intercompany transactions and account balances have been eliminated in consolidation. We operate in one reportable segment.

Variable Interest Entities

In determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE.  We consolidate VIEs when we are the primary beneficiary.

During the three months ended June 30, 2011, we acquired certain assets of WBDT-TV in the Dayton, OH market, and WBDT Television, LLC (“WBDT”) acquired other assets, including the FCC license of WBDT-TV as further described in Note 2 — “Acquisitions”.  During 2010, we entered into a Joint Sales Agreement (“JSA”) and Shared Services Agreement (“SSA”) with WBDT. Under these agreements, we provide sales and administrative services to WBDT, have an obligation to reimburse certain of WBDT’s expenses, and we are compensated through a performance-based fee structure that provides us the benefit of certain returns from the operation of WBDT-TV.

We determined that upon the completion of the acquisition of certain assets of WBDT, as further described in Note 2 — “Acquisitions”, WBDT is a VIE, and as a result of the JSA and SSA we have a variable interest in WBDT. The sole business of WBDT is the ownership and operation of WBDT-TV. We are the primary beneficiary of that entity because of our obligation to reimburse certain of WBDT’s expenses that could result in losses that are significant to the VIE, the potential for us to participate in returns of WBDT-TV through a performance-based bonus, and our power to direct certain activities related to the operation of WBDT-TV, including its advertising sales, and certain of its programming, which significantly impact the economic performance of WBDT. Therefore, we consolidate WBDT within our unaudited interim consolidated financial statements.

The carrying amounts and classifications of the assets, liabilities and membership interest of WBDT, which have been included in our consolidated balance sheet as of June 30, 2011, were as follows (in thousands):

ASSETS
Current assets:
Cash	$36
Accounts receivable, net	25
Total current assets	61
Property and equipment, net	444
Program rights	1,664
Broadcast licenses and other intangible assets, net	7,819
Other assets	1
Total assets	$9,989

LIABILITIES AND MEMBERSHIP INTEREST
Current liabilities:
Current portion of long-term debt	$184
Accrued expenses	48
Program obligations	80
Total current liabilities	312
Long-term debt, excluding current portion	690
Program obligations	1,802
Other liabilities	7,185
Total liabilities	9,989

Membership interest	—
Total liabilities and membership interest	$9,989

The assets of our consolidated VIE can only be used to settle the obligations of the VIE, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other liabilities of WBDT of $7.2 million serve to reduce the carrying value of the entity to zero, to reflect the fact that as of June 30, 2011, LIN Television has an option, exercisable by us if the FCC attribution rules change, to acquire the assets or membership interest of WBDT for a nominal exercise price, which is significantly less than the carrying value of the tangible and intangible net assets of WBDT. As a result, the noncontrolling interest on our consolidated balance sheet, which represents a third party’s interest in this VIE, is stated at $0 as of June 30, 2011. During the three and six months ended June 30, 2011, there were no amounts attributable to a noncontrolling interest related to this VIE in our consolidated statement of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization and impairment of program rights and intangible assets, stock-based compensation, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, litigation and net assets of businesses or VIEs acquired or consolidated.

Comprehensive Income

Our total comprehensive income includes net income and other comprehensive income items listed in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$1,071	$3,644	$2,657	$7,145
Amortization of pension net loss	93	56	212	114
Unrealized loss on cash flow hedge	—	2,276	—	2,516
Total comprehensive income	$1,164	$5,976	$2,869	$9,775

Recently Issued Accounting Pronouncements

In June 2011, there were revisions to the accounting standard for reporting comprehensive income.  A company will now have the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The revisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively.  We will adopt this guidance effective January 1, 2012, and we do not expect it to have a material impact on our financial position or results of operations.

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

Note 2 — Acquisitions

On May 28, 2010, we entered into a SSA and related agreements with ACME Communications, Inc. (“ACME”) with respect to ACME’s television stations KWBQ-TV, KRWB-TV, and KASY-TV in the Albuquerque-Santa Fe, NM market; WBDT-TV in the Dayton, OH market; and WCWF-TV (f/k/a WIWB-TV) in the Green-Bay-Appleton, WI market. Additionally, we entered into a JSA with ACME for WBDT-TV and WCWF-TV. Concurrent with the execution of these agreements, we entered into an option agreement, giving us the right to acquire certain assets of the stations covered under these agreements, or giving ACME the right, starting in January 2013 and subject to certain conditions, including regulatory approval, to put any or all of those assets to us at the greater of a defined purchase price or the then-current fair market value.

On August 26, 2010, we exercised our option to acquire WCWF-TV and certain assets of WBDT-TV. Because current FCC attribution rules restrict us from owning the FCC license of WBDT-TV, we assigned our rights to acquire other WBDT-TV assets, including the FCC license, to WBDT. WBDT is wholly owned by Vaughan Media, LLC (“Vaughan”), an unrelated third party. We have an option to purchase all of the membership interest in WBDT from Vaughan, or all of WBDT’s assets related to WBDT-TV, that would be exercisable by us if the FCC attribution rules change.

On May 20, 2011, we completed our acquisition of WCWF-TV. We acquired WCWF as part of our multi-channel strategy, which enables us to expand our presence in our local markets beyond that of a single television station. This added channel and distribution capacity allows us to appeal to a wider audience and market of advertisers, while also providing us with economies of scale within our station operations.

We also acquired certain station assets of WBDT-TV and entered into a JSA and SSA with WBDT. WBDT acquired the other station assets of WBDT-TV, including the FCC license. In addition, we continue to provide certain services to ACME’s television stations KWBQ-TV, KRWB-TV and KASY-TV. Utilizing the assets in our existing markets to support the operations of another television station creates economies of scale to further leverage our existing infrastructure.

Total cash consideration for this acquisition was $5.8 million, including $0.9 million contributed by WBDT, which was funded by a $0.9 million term loan as described further in Note 5 — “Debt”, and $0.6 million that was funded by us into an escrow account in 2010.  As part of the consideration, we also issued 1,150,000 shares of LIN TV’s class A common stock having a fair value of $4.8 million.

In connection with the aquisition, we recognized $0.2 million of goodwill. The goodwill primarily represents synergies we expect to benefit from between our stations located in each market and the acquired stations. We also recognized $9.0 million of broadcast licenses and $1.0 million of finite-lived intangible assets. These finite-lived intangible assets are primarily comprised of network affiliation and retransmission consent agreements and have a weighted-average life of approximately 5 years. Additionally, we assumed net program obligations of $0.5 million pursuant to unfavorable contracts.

The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by both us and WBDT (a consolidated VIE) in the acquisition (in thousands):

Goodwill	$162
Broadcast licenses and other intangible assets	9,992
Non-current assets	4,097
Long-term liabilities	(3,659)
Total	$10,592

Cash consideration	$5,819
Equity consideration	4,773
Total consideration	$10,592

Note 3 — Equity Investments

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash distributions to SVH from SVO	$11,531	$12,817	$27,661	$13,775

Income to SVH from SVO	$13,278	$11,119	$21,779	$24,972
Interest expense, net	(16,917)	(16,491)	(33,808)	(32,984)
Net loss of SVH	$(3,639)	$(5,372)	$(12,029)	$(8,012)

Net sales of SVO	$31,679	$30,796	$57,889	$63,140
Operating expenses of SVO	(18,364)	(19,260)	(36,033)	(37,360)
Income from operations of SVO	13,332	11,531	21,884	25,778
Net income of SVO	13,311	11,481	21,833	25,678

	June 30,
	2011	2010

Shortfall loans outstanding and accrued interest payable to LIN Television from SVH	$5,490	$3,943
Shortfall loans outstanding and accrued interest payable to NBCUniversal and General Electric from SVH	21,448	15,405

In 2008, we recorded an impairment charge that reduced the carrying value of our investment in SVH to $0. At the SVO level, there continues to exist net equity of which we have a proportional share.  Subsequent to the reduction of the SVH carrying value to $0, and as a result of our guarantee of the debt financing provided by General Electric Capital Corproation (“GECC”) of SVH as further described in Note 11 — “Commitments and Contingencies”, we continue to track our share of the income or loss of SVH, but currently are not recording such loss in our financial statements until, or unless, our commitments to fund losses exceeds previously recognized impairment charges.  When SVH generates income, we will begin recording our proportionate share of such income once it exceeds the operating losses not previously recognized in our financial statements.

We record any shortfall liability, pursuant to the shortfall funding agreements described further in Note 11 — “Commitments and Contingencies”, when it is probable and estimable that there will be a shortfall at the SVH level requiring funding from us.  As of December 31, 2010, we had a shortfall liability of $1.9 million recognized for any potential shortfall loans to the joint venture through March 31, 2012 under the shortfall funding agreements. During the three months ended March 31, 2011, we recognized an additional shortfall liability of $0.6 million based on updated forecast information provided by joint venture management and our estimate of joint venture cash flows through March 31, 2012. During the three months ended June 30, 2011, pursuant to the shortfall funding agreement with General Electric Company (“GE”) as further described in Note 11 — “Commitments and Contingencies”, we funded a shortfall loan in the principal amount of $1.0 million to the joint venture, representing our approximate 20% share in second quarter 2011 debt service shortfalls at the joint venture, and GE funded a shortfall loan in the principal amount of $4.0 million to the joint venture, in respect of its approximate 80% share in second quarter 2011 debt service shortfalls at the joint venture.

Based on the most recent 2011 forecast information provided by joint venture management, and our estimate of joint venture cash flows through March 31, 2012, we estimate our share of remaining shortfall funding to be approximately $2.0 million through March 31, 2012.  We therefore recognized an additional shortfall liability of $0.5 million during the three months ended June 30, 2011. As a result, our remaining shortfall liability as of June 30, 2011 is $2.0 million for estimated cash shortfalls through March 31, 2012. Actual cash shortfalls at the joint venture could vary from our current estimates. Cash shortfalls at the joint venture beyond March 31, 2012 are not currently estimable; therefore, we have not accrued for any additional shortfalls beyond $2.0 million.

Because of uncertainty surrounding the joint venture’s ability to repay shortfall loans, we concluded that it was more likely than not that the additional amount recognized during both the three months ended March 31, 2011 and June 30, 2011 for accrued shortfall loans will not be recovered within a reasonable period of time, if at all. Accordingly, we recognized a charge of $0.5 million and $1.1 million to reflect the impairment of the shortfall loans, which was classified as share of loss in equity investments in our consolidated statement of operations, during the three and six months ended June 30, 2011. Additionally, during 2009 and 2010 we fully impaired any amounts recognized for shortfall loans to the joint venture. Therefore, the amounts receivable under the shortfall loans, and all accrued interest due from the joint venture, are carried at zero on our consolidated balance sheet as of June 30, 2011 and December 31, 2010. For further information on recognition of shortfall funding liabilities, see Note 11 — “Commitments and Contingencies”.

Note 4 — Intangible Assets

The following table summarizes the carrying amounts of intangible assets (in thousands):

	June 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$117,421	$—	$117,259	$—
Broadcast licenses	400,786	—	391,801	—
Intangible assets subject to amortization (1)	15,410	(9,496)	14,403	(8,924)
Total intangible assets	$533,617	$(9,496)	$523,463	$(8,924)

(1)                      Intangible assets subject to amortization are amortized on a straight line basis and include acquired customer relationships, brand names, non-compete agreements, internal-use software, favorable operating leases, tower rental income leases, retransmission consent agreements and network affiliations.

There were no events during the six months ended June 30, 2011 and 2010 that warranted an interim impairment test of our indefinite-lived intangible assets.

Note 5 — Debt

We guarantee all of LIN Television’s debt. All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, 8 3/8% Senior Notes due 2018 (the “Senior Notes”), 6½% Senior Subordinated Notes due 2013 and 6½%  Senior Subordinated Notes — Class B due 2013 (together the “Senior Subordinated Notes”) on a joint-and-several basis.

Our senior secured credit facility matures on November 4, 2011, at which time our revolving credit facility will expire. We are currently engaged in negotiations to enter into a new credit facility, and anticipate entering into a new credit facility prior to the

expiration of our existing facility.   However, we make no assurances as to the timing or terms on which we may complete such a transaction.

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Senior Secured Credit Facility:
Revolving credit loans	$—	$—
Term loans	—	9,573
WBDT Television, LLC term loan due 2016	874	—
8 3/8% Senior Notes due 2018	200,000	200,000
6½% Senior Subordinated Notes due 2013	275,883	275,883
$141,316 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $2,780 and $3,512 as of June 30, 2011 and December 31, 2010, respectively	138,536	137,804
Total debt	615,293	623,260
Less current portion	184	9,573
Total long-term debt	$615,109	$613,687

During the six months ended June 30, 2011, we paid the remaining balance of $9.6 million on our term loans, and our available revolving credit commitments decreased from $76.1 million to $48.7 million, based on a computation of excess cash flow for the fiscal year ended December 31, 2010. As a result, we recorded a loss on extinguishment of debt of $0.2 million during the six months ended June 30, 2011, consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans. Additionally, during the six months ended June 30, 2011, WBDT, a consolidated VIE, entered into a term loan with an unrelated third party in an original principal amount of $0.9 million to fund a portion of the purchase price for the acquisition of certain assets of WBDT-TV. The term loan matures in equal quarterly installments through May 2016. LIN Television fully and unconditionally guarantees this loan.

During the six months ended June 30, 2010, LIN Television completed an offering of its Senior Notes in an aggregate principal amount of $200.0 million.  Proceeds from the issuance of the Senior Notes were used to repay $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of the credit agreement governing the terms of our senior secured credit facility.  As a result, we recorded a loss on extinguishment of debt of $2.7 million during the three and six months ended June 30, 2010, consisting of a write-down of deferred financing fees of $2.7 million related to the revolving credit facility and term loans.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	June 30, 2011	December 31, 2010
Carrying amount	$615,293	$623,260
Fair value	625,223	634,245

Note 6 — Derivative Financial Instruments

We have used derivative financial instruments in the management of our interest rate exposure for our long-term debt, principally our senior secured credit facility. In accordance with our policy, we do not enter into derivative instruments unless there is an underlying exposure and we do not enter into derivative financial instruments for speculative trading purposes.

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

We have historically designated the 2006 interest rate hedge as a cash flow hedge. However, as a result of a repayment of $45.9 million of principal on our term loans during 2010, the 2006 interest rate hedge ceased to be highly effective in hedging the variable rate cash flows associated with our term loans; accordingly, all changes in fair value are now recorded to our consolidated statement of operations. We recorded a gain on derivative instruments of $0.6 million and $1.2 million for the three and six months ended June 30, 2011.  Additionally, we recognized a loss of $3.1 million, including a charge of $3.6 million for the reclassification of the fair value recognized in accumulated other comprehensive loss to our consolidated statement of operations, for both the three and six months ended June 30, 2010.

The fair value of the 2006 interest rate hedge liability was $0.8 million and $2.0 million as of June 30, 2011 and December 31, 2010, respectively, and is included in accrued expenses in our consolidated balance sheet. The fair value is calculated using the discounted expected future cash outflows from a series of three-month LIBOR strips through November 4, 2011, the same maturity date as our senior secured credit facility. The fair value of this derivative was calculated by using observable inputs (Level 2) as defined under the three-level fair value hierarchy.

The following table summarizes our derivative activity during the three and six months ended June 30 (in thousands):

	(Gain) Loss on Derivative Instruments
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Mark-to-Market Adjustments on:
2006 interest rate hedge	$(583)	$3,056	$(1,203)	$3,065

	Comprehensive Income, Net of Tax
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Mark-to-Market Adjustments on:
2006 interest rate hedge	$—	$2,276	$—	$2,516

Note 7 — Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the three-level fair value hierarchy as of June 30, 2011 and December 31, 2010 (in thousands):

	Quoted prices in active markets	Significant observable inputs
	(Level 1)	(Level 2)	Total
June 30, 2011:
Assets:
Deferred compensation related investments	$567	$1,186	$1,753

Liabilities:
2006 interest rate hedge	$—	$756	$756
Deferred compensation related liabilities	$1,743	$—	$1,743

December 31, 2010:
Assets:
Deferred compensation related investments	$1,435	$577	$2,012

Liabilities:
2006 interest rate hedge	$—	$1,960	$1,960
Deferred compensation related liabilities	$2,010	$—	$2,010

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

For a description of how the fair value of our 2006 interest rate hedge is determined, see Note 6 — “Derivative Financial Instruments.”

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension (benefit) cost and the contributions to the 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net periodic pension (benefit) cost:
Interest cost	$1,495	$1,525	$2,990	$3,046
Expected return on plan assets	(1,700)	(1,611)	(3,401)	(3,223)
Amortization of pension net loss	197	92	395	188
Net periodic pension (benefit) cost:	$(8)	$6	$(16)	$11

Contributions:
401(k) Plan	$953	$896	$1,867	$1,772
Defined contribution retirement plans	42	—	72	—
Defined benefit retirement plans	825	900	2,325	900
Total contributions	$1,820	$1,796	$4,264	$2,672

We expect to make contributions of $2.7 million to our defined benefit retirement plans during the remainder of 2011. See Note 11 — “Retirement Plans” included in Item 15 of our Annual Report on Form 10-K  for the year ended December 31, 2010 (“10-K”) for a full description of our retirement plans.

Note 9 — Restructuring

During the year ended December 31, 2010, we recorded a restructuring charge of $3.3 million as a result of the consolidation of certain activities at our stations and our corporate headquarters, which resulted in the termination of 66 employees. As of December 31, 2010, we had a remaining accrual of $0.9 million related to these restructuring actions. During the three and six months ended June 30, 2011, we made cash payments of $45 thousand and $0.7 million, respectively, related to these restructuring actions and expect to make cash payments of $0.1 million during the remainder of 2011.

Note 10 — Income Taxes

We recorded a provision for income taxes of $9.7 million and $10.7 million for the three and six months ended June 30, 2011, respectively, compared to a provision for income taxes of $2.1 million and $3.8 million for the three and six months ended June 30, 2010, respectively. Our effective income tax rate for the six months ended June 30, 2011 was 80.0%, compared to 34.9% for the six months ended June 30, 2010. The increase in the tax provision was primarily a result of state tax legislation enacted in Michigan in May 2011, which repealed the Michigan business tax (“MBT”), and implemented a corporate income tax (“CIT”) instead, effective January 2012.  As a result of the elimination of the MBT, certain future tax deductions, that were available to be utilized beginning in 2015, and had been recognized as deferred tax assets in our financial statements, will be not be deductible. Therefore, during the three and six months ended June 30, 2011, we recognized incremental deferred income tax expense of $5.1 million, net of federal benefit, for the reversal of these previously established deferred tax assets.

Note 11 — Commitments and Contingencies

Commitments

We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating leases and agreements that expire at various dates through 2036. In addition, we have entered into commitments for future syndicated entertainment and sports programming. The following table summarizes all of our estimated future cash payments, after giving effect to amendments to certain of these agreements since December 31, 2010.

		Syndicated
	Operating Leases	Television
	and Agreements	Programming	Total
Year
2011	$18,534	$25,748	$44,282
2012	16,815	23,026	39,841
2013	7,518	20,047	27,565
2014	4,808	9,691	14,499
2015	1,640	713	2,353
Thereafter	2,668	—	2,668
Total obligations	51,983	79,225	131,208
Less recorded contracts	—	25,755	25,755
Future contracts	$51,983	$53,470	$105,453

Contingencies

GECC Note

GECC provided debt financing for the joint venture between NBCUniversal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 2, 2013 and 9% per annum thereafter (“GECC Note”). The GECC Note is an obligation of the joint venture. We have an approximate 20% equity interest in the joint venture and NBCUniversal has the remaining approximate 80% equity interest, in which we and NBCUniversal each have a 50% voting interest. NBCUniversal operates the two television stations held by the joint venture, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement. LIN TV has guaranteed the payment of principal and interest on the GECC Note.

In January 2011, Comcast Corporation acquired control of the business of NBCUniversal, Inc. through acquisition of a 51% interest in NBCUniversal, LLC, while GE owns the remaining 49%. GECC remains a majority-owned subsidiary of GE, and LIN TV remains the guarantor of the GECC Note.

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

Because of anticipated future cash shortfalls at the joint venture, on March 14, 2011, we and GE entered into an agreement (the “2011 Shortfall Funding Agreement” and together with the Original Shortfall Funding Agreement and the 2010 Shortfall Funding Agreement the “Shortfall Funding Agreements”) covering the period from April 2, 2011 through April 1, 2012. Under the terms of the 2011 Shortfall Funding Agreement, we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2012, we and GE would each provide the joint venture with a shortfall loan. Any shortfall loans funded by LIN under the 2011 Shortfall Funding Agreement will be calculated on the basis of our percentage of economic interest in the joint venture, and GE’s share of shortfall loans will be calculated on the basis of NBCUniversal’s percentage of economic interest in the joint venture. Solely to enable the joint venture with NBCUniversal to obtain shortfall loans from GE under the 2011 Shortfall

Funding Agreement, during the quarter ended June 30, 2011, the joint venture (i) amended its credit agreement with GECC, (ii) amended the LLC Agreement governing the operation of the joint venture, and (iii) received the consent of Comcast Corporation to the terms and conditions on which GE provides its proportionate share of any joint venture debt service shortfall.

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

We recognize shortfall funding liabilities to the joint venture on our consolidated balance sheet when those liabilities become both probable and estimable, which results when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur and when we have reached or intend to reach a shortfall funding agreement covering the budgeted or forecasted period. As of December 31, 2010, we had a shortfall liability of $1.9 million recognized for any potential shortfall loans to the joint venture through March 31, 2012 under the shortfall funding agreements. During the three months ended March 31, 2011, we recognized an additional shortfall liability of $0.6 million based on updated forecast information provided by joint venture management and our estimate of joint venture cash flows through March 31, 2012. Additionally, during the three months ended June 30, 2011, pursuant to the 2011 Shortfall Funding Agreement with GE, we funded a shortfall loan in the principal amount of $1.0 million to the joint venture, representing our approximate 20% share in second quarter 2011 debt service shortfalls at the joint venture, and GE funded a shortfall loan in the principal amount of $4.0 million to the joint venture, in respect of its approximate 80% share in second quarter 2011 debt service shortfalls at the joint venture.

Based on the most recent 2011 forecast information provided by joint venture management, and our estimate of joint venture cash flows through March 31, 2012, we estimate our share of remaining shortfall funding to be approximately $2.0 million through March 31, 2012.  We therefore recognized an additional shortfall liability of $0.5 million during the three months ended June 30, 2011. As a result, our remaining shortfall liability as of June 30, 2011 is $2.0 million for estimated cash shortfalls through March 31, 2012. Actual cash shortfalls at the joint venture could vary from our current estimates. Cash shortfalls at the joint venture beyond March 31, 2012 are not currently estimable; therefore, we have not accrued for any additional shortfalls beyond $2.0 million.

Our ability to honor our shortfall loan obligations under the Shortfall Funding Agreements is limited by certain covenants contained in our credit agreement and the indentures governing our Senior Notes and our Senior Subordinated Notes. Based on the current 2011 forecast provided by joint venture management, and our forecast of total leverage and consolidated EBITDA during 2011 and 2012, we expect to have the capacity within these restrictions to provide shortfall funding under the Shortfall Funding Agreements in proportion to our approximate 20% economic interest in the joint venture through the April 1, 2012 expiration of the 2011 Shortfall Funding Agreement. However, there can be no assurance that we will have the capacity to provide such funding. If we are unable to make payments under the Shortfall Funding Agreements, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default. In addition, if the joint venture experiences further cash shortfalls beyond April 1, 2012, we may decide to fund such cash shortfalls, or to fund such shortfalls through further loans or equity contributions to the joint venture.

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

•                  GECC’s initiation of proceedings against LIN TV under the guarantee could result in a change of control or other material adverse consequences to LIN Television, which could cause an acceleration of LIN Television’s outstanding indebtedness; and

•                  if the GECC Note is prepaid because of an acceleration on default or otherwise, LIN TV would incur a substantial tax gain of approximately $815.5 million related to its deferred gain associated with the formation of the joint venture.  This amount of gain, exclusive of any potential utilization of net operating loss carryforwards, would be subject to U.S. Federal and various State tax rates of 35% and approximately 3% (net of Federal benefit), respectively.

Note 12 — Related Party

As a result of the shares issued by us to ACME as part of the consideration for WCWF-TV and certain assets of WBDT-TV, as descibed in Note 2 — “Acquistions”, ACME became a related party to us. With respect to the SSA we have with ACME’s television stations KWBQ-TV, KRWB-TV, and KASY-TV in the Albuquerque-Santa Fe, NM market, we earned $0.1 million in service fee income since the May 20, 2011 acquisition date, which is due to us as of June 30, 2011.

We have a noncontrolling investment in an interactive service provider that hosts our web sites.  During the three and six months ended June 30, 2011, we incurred charges from, and made cash payments to, the provider of $0.6 million and $1.3 million, respectively, for web hosting services and web site development and customization. Additionally, during the three and six months ended June 30, 2010, we incurred charges of $0.4 million and $0.8 million, respectively, and made cash payments of $0.1 million and $0.6 million, respectively, for web hosting services and web site development and customization.