Form 10-Q
period 2011-09-30
LIN TELEVISION CORP; LIN TV CORP.
filed 2011-11-08
CIK 931058, 1166789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

LIN TV Corp. Class A common stock, $0.01 par value, outstanding as of November 1, 2011: 32,973,883 shares

LIN TV Corp. Class B common stock, $0.01 par value, outstanding as of November 1, 2011: 23,502,059 shares.

LIN TV Corp. Class C common stock, $0.01 par value, outstanding as of November 1, 2011: 2 shares.

LIN Television Corporation common stock, $0.01 par value, outstanding as of November 1, 2011: 1,000 shares.

Part 1. Financial Information

Item 1. Unaudited Consolidated Financial Statements

LIN TV Corp.

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2011	2010
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$37,574	$11,648
Accounts receivable, less allowance for doubtful accounts (2011 - $2,860; 2010 - $2,233)	80,303	82,486
Other current assets	7,596	5,921
Total current assets	125,473	100,055
Property and equipment, net	146,373	154,127
Deferred financing costs	6,131	7,759
Equity investments	272	—
Goodwill	117,655	117,259
Broadcast licenses and other intangible assets, net	406,449	397,280
Other assets	13,417	13,989
Total assets (a)	$815,770	$790,469

LIABILITIES AND DEFICIT
Current liabilities:
Current portion of long-term debt	$184	$9,573
Accounts payable	8,673	8,003
Accrued expenses	47,936	42,353
Program obligations	12,089	9,528
Total current liabilities	68,882	69,457
Long-term debt, excluding current portion	615,431	613,687
Deferred income taxes, net	198,640	185,997
Program obligations	6,273	7,240
Other liabilities	41,574	45,520
Total liabilities (a)	930,800	921,901

Commitments and Contingenices (Note 11)

LIN TV Corp. stockholders’ deficit:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, Issued: 33,838,061 and 32,509,759 shares as of September 30, 2011 and December 31, 2010, respectively Outstanding: 32,965,243 and 31,636,941 shares as of September 30, 2011 and December 31, 2010, respectively	308	294
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,502,059 shares as of September 30, 2011 and December 31, 2010, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares as of September 30, 2011 and December 31, 2010, issued and outstanding; convertible into an equal number of shares of Class A common stock	—	—
Treasury stock, 872,818 shares of Class A common stock as of September 30, 2011 and December 31, 2010, at cost	(7,869)	(7,869)
Additional paid-in capital	1,120,102	1,109,814
Accumulated deficit	(1,200,352)	(1,205,967)
Accumulated other comprehensive loss	(27,607)	(27,939)
Total LIN TV Corp. stockholders’ deficit:	(115,183)	(131,432)
Noncontrolling interest	153	—
Total deficit	(115,030)	(131,432)
Total liabilities and deficit	$815,770	$790,469

(a) Our consolidated assets as of September 30, 2011 include total assets of $11,335 of a variable interest entity (“VIE”) that can only be used to settle the obligations of the VIE. These assets include broadcast licenses and other intangible assets of $7,817 and program rights of $1,749. Our consolidated liabilities as of September 30, 2011 include $3,169 of total liabilities of the VIE for which the VIE’s creditors have no recourse to the Company, including $2,218 of program obligations. See further description in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies”.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)

Net revenues	$100,813	$103,616	$297,567	$294,921

Operating costs and expenses:
Direct operating	34,652	31,708	98,947	90,836
Selling, general and administrative	26,427	26,660	80,789	78,736
Amortization of program rights	5,723	6,024	16,859	18,070
Corporate	5,881	6,047	19,702	17,925
Depreciation	6,741	7,079	19,837	21,127
Amortization of intangible assets	245	411	817	1,232
Restructuring charge	498	—	498	2,181
Loss (gain) from asset dispositions	51	(1,148)	409	(3,359)
Operating income	20,595	26,835	59,709	68,173

Other expense:
Interest expense, net	12,608	13,313	38,257	38,456
Share of loss in equity investments	3,071	40	4,238	134
(Gain) loss on derivative instruments	(565)	(481)	(1,768)	2,584
Loss on extinguishment of debt	—	—	192	2,749
Other expense (income), net	60	(28)	58	(710)
Total other expense, net	15,174	12,844	40,977	43,213

Income before provision for income taxes	5,421	13,991	18,732	24,960
Provision for income taxes	2,310	5,720	12,964	9,544
Net income	3,111	8,271	5,768	15,416
Net income attributable to noncontrolling interest	153	—	153	—
Net income attributable to LIN TV Corp.	$2,958	$8,271	$5,615	$15,416

Basic income per common share attributable to LIN TV Corp.:
Net income attributable to LIN TV Corp.	$0.05	$0.15	$0.10	$0.29

Weighted-average number of common shares outstanding used in calculating basic income per common share	55,953	54,734	55,541	53,705

Diluted income per common share attributable to LIN TV Corp.:
Net income attributable to LIN TV Corp.	$0.05	$0.15	$0.10	$0.28

Weighted-average number of common shares outstanding used in calculating diluted income per common share	57,032	56,113	56,852	55,264

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Stockholders’ Deficit and Comprehensive Income

(unaudited)

(in thousands)

								Accumulated	Total LIN TV
		Common Stock			Treasury	Additional		Other	Corp.
	Total	Class A	Class B	Class C	Stock	Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Comprehensive
	Deficit	Amount	Amount	Amount	(at cost)	Capital	Deficit	Loss	Deficit	Interest	Income
Balance as of December 31, 2010	$(131,432)	$294	$235	$—	$(7,869)	$1,109,814	$(1,205,967)	$(27,939)	$(131,432)	$—
Amortization of pension net loss, net of tax of $260	332	—	—	—	—	—	—	332	332	—	$332
Stock-based compensation	5,529	2	—	—	—	5,527	—	—	5,529	—	—
Issuance of LIN TV Corp. Class A common stock (See Note 2 - “Acquisitions”)	4,773	12	—	—	—	4,761	—	—	4,773	—	—
Net income	5,768	—	—	—	—	—	5,615	—	5,615	153	5,768
Comprehensive income - September 30, 2011										$153	$6,100
Balance as of September 30, 2011	$(115,030)	$308	$235	$—	$(7,869)	$1,120,102	$(1,200,352)	$(27,607)	$(115,183)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Stockholders’ Deficit and Comprehensive Income

(unaudited)

(in thousands)

	Common Stock			Treasury	Additional		Accumulated Other	Total
	Class A	Class B	Class C	Stock	Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Amount	Amount	Amount	(at cost)	Capital	Deficit	Loss	Deficit	Income
Balance as of December 31, 2009	$294	$235	$—	$(7,869)	$1,104,161	$(1,242,465)	$(27,917)	$(173,561)
Amortization of pension net loss, net of tax of $112	—	—	—	—	—	—	171	171	$171
Reclassification of unrealized loss on cash flow hedge, net of tax of $1,603	—	—	—	—	—	—	2,516	2,516	2,516
Stock-based compensation	—	—	—	—	4,153	—	—	4,153
Net income	—	—	—	—	—	15,416	—	15,416	15,416
Comprehensive income - September 30, 2010									$18,103
Balance as of September 30, 2010	$294	$235	$—	$(7,869)	$1,108,314	$(1,227,049)	$(25,230)	$(151,305)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2011	2010
	(in thousands)
OPERATING ACTIVITIES:
Net income	$5,768	$15,416
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	19,837	21,127
Amortization of intangible assets	817	1,232
Amortization of financing costs and note discounts	2,858	3,440
Amortization of program rights	16,859	18,070
Program payments	(20,345)	(20,763)
Loss on extinguishment of debt	192	2,749
(Gain) loss on derivative instruments	(1,768)	2,584
Share of loss in equity investments	4,238	134
Deferred income taxes, net	12,839	9,444
Stock-based compensation	4,856	3,641
Loss (gain) from asset dispositions	409	(3,359)
Other, net	332	(129)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,183	(6,333)
Other assets	(261)	1,050
Accounts payable	670	425
Accrued interest expense	11,049	14,627
Other liabilities and accrued expenses	(5,866)	323
Net cash provided by operating activities	54,667	63,678

INVESTING ACTIVITIES:
Capital expenditures	(11,682)	(13,023)
Change in restricted cash	—	2,000
Payments for business combinations	(5,244)	(575)
Proceeds from the sale of assets	48	180
Payments on derivative instruments	(1,822)	(1,525)
Shortfall loan to joint venture with NBCUniversal	(1,408)	(4,079)
Other investments, net	(250)	(1,980)
Net cash used in investing activities, continuing operations	(20,358)	(19,002)
Net cash provided by investing activities, discontinued operations	—	660
Net cash used in investing activities	(20,358)	(18,342)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	673	512
Proceeds from borrowings on long-term debt	920	213,000
Principal payments on long-term debt	(9,666)	(255,855)
Payment of long-term debt issue costs	(310)	(4,887)
Net cash used in financing activities, continuing operations	(8,383)	(47,230)
Net cash used in financing activities, discontinued operations	—	(445)
Net cash used in financing activities	(8,383)	(47,675)

Net increase (decrease) in cash and cash equivalents	25,926	(2,339)
Cash and cash equivalents at the beginning of the period	11,648	11,105
Cash and cash equivalents at the end of the period	$37,574	$8,766

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of our Company, its subsidiaries, all of which are wholly-owned, and variable interest entities (“VIEs”) for which we are the primary beneficiary. We review all arrangements with third parties, including our local marketing agreements, shared services agreements and joint sales agreements, to evaluate whether consolidation of entities that are parties to such arrangements is required. We conduct our business through our subsidiaries and VIEs, and have no operations or assets other than our investment in our subsidiaries, VIEs and equity-method investments. A noncontrolling interest represents a third party’s proportionate share of the interest in certain of our consolidated entities.  All intercompany transactions and account balances have been eliminated in consolidation. We operate in one reportable segment.

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

On May 20, 2011, we acquired certain assets of WBDT-TV in the Dayton, OH market, and WBDT Television, LLC (“WBDT”) acquired other assets, including the FCC license of WBDT-TV as further described in Note 2 — “Acquisitions”.  During 2011, we also entered into a Joint Sales Agreement (“JSA”) and Shared Services Agreement (“SSA”) with WBDT. Under these agreements, we provide sales and administrative services to WBDT, have an obligation to reimburse certain of WBDT’s expenses, and we are compensated through a performance-based fee structure that provides us the benefit of certain returns from the operation of WBDT-TV.

We determined that upon the completion of the acquisition of certain assets of WBDT-TV, as further described in Note 2 — “Acquisitions”, WBDT is a VIE, and as a result of the JSA and SSA, we have a variable interest in WBDT. The sole business of WBDT is the ownership and operation of WBDT-TV. We are the primary beneficiary of that entity because of our obligation to reimburse certain of WBDT’s expenses that could result in losses that are significant to the VIE, the potential for us to participate in returns of WBDT-TV through a performance-based bonus, and our power to direct certain activities related to the operation of WBDT-TV, including its advertising sales, and certain of its programming, which significantly impact the economic performance of WBDT. Therefore, we consolidate WBDT within our consolidated financial statements.

The carrying amounts and classifications of the assets, liabilities and membership interest of WBDT, which have been included in our consolidated balance sheet as of September 30, 2011, were as follows (in thousands):

ASSETS
Current assets:
Cash	$237
Accounts receivable, net	1,099
Other current assets	3
Total current assets	1,339
Property and equipment, net	429
Program rights	1,749
Broadcast licenses and other intangible assets, net	7,817
Other assets	1
Total assets	$11,335

LIABILITIES AND MEMBER’S INTEREST
Current liabilities:
Current portion of long-term debt	$184
Accounts payable	862
Accrued expenses	89
Program obligations	227
Total current liabilities	1,362
Long-term debt, excluding current portion	644
Program obligations	1,991
Other liabilities	7,185
Total liabilities	11,182

Member’s interest	153
Total liabilities and member’s interest	$11,335

The assets of our consolidated VIE can only be used to settle the obligations of the VIE, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other liabilities of WBDT of $7.2 million serve to reduce the carrying value of the entity, to reflect the fact that as of September 30, 2011, LIN Television has an option described below that it may exercise if the FCC attribution rules change. The option would allow LIN Television to acquire the assets or membership interest of WBDT for a nominal exercise price, which is significantly less than the carrying value of the tangible and intangible net assets of WBDT. During the three and nine months ended September 30, 2011, $0.2 million was attributable to noncontrolling interest related to this VIE in our consolidated statement of operations. As of September 30, 2011, the noncontrolling interest on our consolidated balance sheet is $0.2 million.

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

The following is a reconciliation of income available to common shareholders from operations and weighted-average common shares outstanding for purposes of calculating basic and diluted income per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator for earnings per common share calculation:

Net income attributable to LIN TV	$2,958	$8,271	$5,615	$15,416

Denominator for earnings per common share calculation:

Weighted-average common shares, basic	55,953	54,734	55,541	53,705
Effect of dilutive securities:
Stock options and restricted stock	1,079	1,379	1,311	1,559
Weighted-average common shares, diluted	57,032	56,113	56,852	55,264

We apply the treasury stock method to measure the dilutive effect of our outstanding stock option and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Potentially dilutive securities representing 2.6 million shares and 2.5 million shares of common stock for the three months ended September 30, 2011 and 2010, respectively, and 0.4 million shares and 1.5 million shares of common stock for the nine months ended September 30, 2011 and 2010, respectively, were excluded from the computation of diluted income per common share for these periods because their effect would have been anti-dilutive. The net income per share amounts are the same for our class A, class B and class C common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Comprehensive Income

Our total comprehensive income includes net income and other comprehensive income items listed in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$3,111	$8,271	$5,768	$15,416
Amortization of pension net loss	120	57	332	171
Unrealized loss on cash flow hedge	—	—	—	2,516
Comprehensive income	3,231	8,328	6,100	18,103
Comprehensive income attributable to noncontrolling interest	153	—	153	—
Comprehensive income attributable to LIN TV	$3,078	$8,328	$5,947	$18,103

Recently Issued Accounting Pronouncements

In September 2011, there were revisions to the accounting standard for goodwill impairment tests. A company will now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The revisions are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted during 2011 if an entity’s financial statements have not yet been issued. We will early adopt this guidance effective December 31, 2011, and we do not expect it to have a material impact on our financial position or results of operations.

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

Note 2 — Acquisitions

On May 28, 2010, we entered into an SSA and related agreements with ACME Communications, Inc. (“ACME”) with respect to ACME’s television stations KWBQ-TV, KRWB-TV, and KASY-TV in the Albuquerque-Santa Fe, NM market; WBDT-TV in the Dayton, OH market; and WCWF-TV (f/k/a WIWB-TV) in the Green-Bay-Appleton, WI market. Additionally, we entered into a JSA with ACME for WBDT-TV and WCWF-TV. Concurrent with the execution of these agreements, we entered into an option agreement, giving us the right to acquire certain assets of the stations covered under these agreements, or giving ACME the right, starting in January 2013 and subject to certain conditions, including regulatory approval, to put any or all of those assets to us at the greater of a defined purchase price or the then-current fair market value.

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

On May 20, 2011, we completed our acquisition of WCWF-TV. We acquired WCWF-TV as part of our multi-channel strategy, which enables us to expand our presence in our local markets beyond that of a single television station. This added channel and distribution capacity allows us to appeal to a wider audience and market of advertisers, while also providing us with economies of scale within our station operations.

Also, on May 20, 2011, we completed the acquisition of certain station assets of WBDT-TV and entered into a JSA and SSA with WBDT. WBDT completed the acquisition of the other station assets of WBDT-TV, including the FCC license. In addition, we continue to provide certain services to ACME’s television stations KWBQ-TV, KRWB-TV and KASY-TV. Utilizing the assets in our existing markets to support the operations of another television station creates economies of scale to further leverage our existing infrastructure.

Total cash consideration for these acquisitions was $5.8 million, including $0.9 million contributed by WBDT, which was funded by a $0.9 million term loan from an unrelated third party as described further in Note 5 — “Debt”, and $0.6 million that was funded by us into an escrow account in 2010.  As part of the consideration, we also issued 1,150,000 shares of our class A common stock having a fair value of $4.8 million.

In connection with the acquisition, we recognized $0.4 million of goodwill. We also recognized $9.0 million of broadcast licenses and $1.0 million of finite-lived intangible assets. These finite-lived intangible assets are primarily comprised of network affiliation and retransmission consent agreements and have a weighted-average life of approximately 5 years. Additionally, we assumed net program obligations of $0.8 million pursuant to unfavorable contracts.

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by both us and WBDT (a consolidated VIE) in the acquisition (in thousands):

Goodwill	$396
Broadcast licenses and other intangible assets	9,986
Non-current assets	4,227
Long-term liabilities	(4,017)
Total	$10,592

Cash consideration	$5,819
Equity consideration	4,773
Total consideration	$10,592

Note 3 — Equity Investments

Joint Venture with NBCUniversal

We own an approximate 20% interest in Station Venture Holdings, LLC (“SVH”), a joint venture with NBCUniversal Media, LLC (“NBCUniversal”), and account for our interest using the equity method, as we do not have a controlling interest. SVH holds a 99.75% interest in Station Venture Operations, LP (“SVO”), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture. The following presents summarized financial information of SVH and SVO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Cash distributions to SVH from SVO	$14,763	$15,760	$42,424	$29,535

Income to SVH from SVO	$11,467	$15,457	$33,246	$40,429
Interest expense, net	(17,301)	(16,569)	(51,109)	(49,553)
Net loss of SVH	$(5,834)	$(1,112)	$(17,863)	$(9,124)

Net sales of SVO	$29,752	$31,956	$87,641	$95,096
Operating expenses of SVO	(18,493)	(18,565)	(54,526)	(55,925)
Income from operations of SVO	11,270	13,379	33,154	39,157
Net income of SVO	11,250	13,329	33,083	39,007

	September 30,
	2011	2010

Shortfall loans outstanding and accrued interest payable to LIN Television from SVH	$5,982	$4,225
Shortfall loans outstanding and accrued interest payable to NBCUniversal and General Electric from SVH	23,372	16,508

In 2008, we recorded an impairment charge that reduced the carrying value of our investment in SVH to $0. Subsequent to the reduction of the SVH carrying value to $0, and as a result of our guarantee of the debt financing provided by General Electric Capital Corporation (“GECC”) of SVH as further described in Note 11 — “Commitments and Contingencies”, we continue to track our share of the income or loss of SVH, but currently are not recording such loss in our financial statements until, or unless, our proportionate share of SVH losses exceeds previously recognized impairment charges.  When SVH generates income, we will begin recording our proportionate share of such income once it exceeds the operating losses not previously recognized in our financial statements.

We record any shortfall liability, pursuant to the shortfall funding agreements described further in Note 11 — “Commitments and Contingencies”, when it is probable and estimable that there will be a shortfall at the SVH level requiring funding from us.  As of December 31, 2010, we had a shortfall liability of $1.9 million recognized for all probable and estimable shortfall loans to the joint venture.

During the three months ended September 30, 2011, joint venture management provided us with a preliminary 2012 budget.  Also, during the three months ended September 30, 2011, NBCUniversal publicly discussed its intent to secure additional retransmission consent fees for the NBC owned television stations, which would include the joint venture stations that comprise SVO.

Based on that information, we believe the joint venture’s operating results in 2012 will improve as a result of, among other things, the upcoming 2012 election cycle, and NBC’s broadcast of the 2012 Summer Olympics and Superbowl XLVI. In September, 2011 we also learned that joint venture management has planned significant capital investments at the joint venture stations that will largely offset any expected 2012 increases in operating cash flows. As a result, we expect the joint venture to require additional shortfall loans in 2012 and into 2013. While there can be no assurances, we believe, that beginning in 2013, operating results will improve over 2012 as a result of further economic recovery, forecasted growth in retransmission consent fees, and further growth in digital revenues.

For these reasons, and based on our assumption that we and GE will continue to enter into future shortfall funding agreements, as of September 30, 2011, we estimate our share of debt service shortfalls to be approximately $1.3 million for the remainder of 2011 and approximately $3.3 million for 2012 and into 2013. Accordingly, during the three and nine months ended September 30, 2011, we have recognized additional shortfall liabilities of $3.0 million and $4.1 million, respectively, for our approximate 20% share of joint venture debt service shortfalls for the remainder of 2011, and during 2012 and into 2013.

During the three and nine months ended September 30, 2011, pursuant to the current shortfall funding agreement with General Electric Company (“GE”) as further described in Note 11 — “Commitments and Contingencies”, we funded shortfall loans in the aggregate principal amount of $0.4 million and $1.4 million, respectively, to the joint venture, representing our approximate 20% share of 2011 debt service shortfalls at the joint venture, and GE funded shortfall loans in the aggregate principal amount of $1.5 million and $5.5 million, respectively, to the joint venture, representing its approximate 80% share in 2011 debt service shortfalls at the joint venture. As a result, our remaining shortfall liability as of September 30, 2011 is $4.6 million for our approximate 20% share of estimated cash shortfalls for the remainder of 2011, and during 2012 and into 2013. While there can be no assurances, we believe cash shortfalls beyond the amounts currently accrued are not probable. However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party’s debt service shortfall.

Because of uncertainty surrounding the joint venture’s ability to repay shortfall loans, we concluded that it was more likely than not that the additional amounts recognized during the three and nine months ended September 30, 2011 for accrued shortfall loans will not be recovered within a reasonable period of time. Accordingly, we recognized charges of $3.0 million and $4.1 million, to reflect the impairment of the shortfall loans, which were classified as share of loss in equity investments in our consolidated statement of operations, during the three and nine months ended September 30, 2011, respectively. Additionally, during 2009 and 2010 we fully impaired all amounts recognized for shortfall loans to the joint venture. Therefore, the amounts receivable under the shortfall loans, and all accrued interest due from the joint venture, are carried at zero on our consolidated balance sheet as of September 30, 2011 and December 31, 2010. Should there be sufficient evidence in the future to suggest that collectability of the shortfall loans and accrued interest is reasonably certain, we would reverse the previously recognized impairment charges, reestablish notes receivable for all previously funded and accrued shortfall loans to the joint venture, and establish accrued interest receivable for all previously funded shortfall loans to the joint venture. For further information on recognition of shortfall funding liabilities, see Note 11 — “Commitments and Contingencies”.

Note 4 — Intangible Assets

The following table summarizes the carrying amounts of intangible assets (in thousands):

	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$117,655	$—	$117,259	$—
Broadcast licenses	400,786	—	391,801	—
Intangible assets subject to amortization (1)	15,404	(9,741)	14,403	(8,924)
Total intangible assets	$533,845	$(9,741)	$523,463	$(8,924)

(1)                      Intangible assets subject to amortization are amortized on a straight line basis and include acquired customer relationships, brand names, non-compete agreements, internal-use software, favorable operating leases, tower rental income leases, retransmission consent agreements and network affiliations.

There were no events during the nine months ended September 30, 2011 and 2010 that warranted an interim impairment test of our indefinite-lived intangible assets.

Note 5 — Debt

We guarantee all of LIN Television’s debt. All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility (the “2009 senior secured credit facility”), 8 3/8% Senior Notes due 2018 (the “Senior Notes”), 6½% Senior Subordinated Notes due 2013 and 6½%  Senior Subordinated Notes — Class B due 2013 (together the “Senior Subordinated Notes”) on a joint-and-several basis.

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Senior Secured Credit Facility:
Revolving credit loans	$—	$—
Term loans	—	9,573
8 3/8% Senior Notes due 2018	200,000	200,000
6½% Senior Subordinated Notes due 2013	275,883	275,883
$141,316 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $2,412 and $3,512 as of September 30, 2011 and December 31, 2010, respectively	138,904	137,804
WBDT Television, LLC term loan due 2016	828	—
Total debt	615,615	623,260
Less current portion	184	9,573
Total long-term debt	$615,431	$613,687

On October 26, 2011, LIN Television entered into a credit agreement governing a senior secured credit facility (the “2011 senior secured credit facility”) with JP Morgan Chase Bank, N.A., Administrative Agent, and the banks and other financial institutions party thereto, which is filed as Exhibit 10.1 hereto. The 2011 senior secured credit facility is comprised of a six-year, $125.0 million term loan and a five-year, $75.0 million revolving credit facility, and bears interest at a rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus ½ of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin based upon our Consolidated Senior Secured Leverage Ratio, currently set at 3.00% and 2.00% for LIBOR based loans and ABR rate loans, respectively. Concurrent with the closing of the 2011 senior secured credit facility, we terminated the credit agreement governing the 2009 senior secured credit facility.

Additionally, on October 26, 2011, we issued a notice to redeem $109.1 million of our 6½% Senior Subordinated Notes, and $55.9 million of our 6½% Senior Subordinated Notes - Class B.  The redemption of these notes, at par, will be funded in part by proceeds from the term loan, the revolving credit facility and cash on hand. We expect the redemption to become effective during November 2011. The 2011 senior secured credit facility includes provisions for certain incremental term loan and revolving credit facilities that we may utilize to redeem the remaining outstanding Senior Subordinated Notes, at or prior to November 13, 2012. If we do not redeem, refinance or discharge the remaining Senior Subordinated Notes prior to November 13, 2012 (or enter into arrangements pursuant to which we will do so on or prior to December 31, 2012), the maturity of both the revolving credit loans and term loans under the 2011 senior secured credit facility will accelerate to November 13, 2012.

During the nine months ended September 30, 2011, we paid the remaining balance of $9.6 million on our term loans, and our available revolving credit commitments decreased from $76.1 million to $48.7 million under our 2009 senior secured credit facility, based on a computation of excess cash flow for the fiscal year ended December 31, 2010. As a result, we recorded a loss on extinguishment of debt of $0.2 million during the nine months ended September 30, 2011, consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans. Additionally, during the nine months ended September 30, 2011, WBDT, a consolidated VIE, entered into a term loan with an unrelated third party in an original principal amount of $0.9 million to fund a portion of the purchase price for the acquisition of certain assets of WBDT-TV. This term loan matures in equal quarterly installments through May 2016. LIN Television fully and unconditionally guarantees this loan.

During the nine months ended September 30, 2010, LIN Television completed an offering of its Senior Notes in an aggregate principal amount of $200.0 million.  Proceeds from the issuance of the Senior Notes were used to repay $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of the credit agreement governing the terms of our senior secured credit facility.  As a result, during the nine months ended September 30, 2010, we recorded a loss on extinguishment of debt of $2.7 million, consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	September 30, 2011	December 31, 2010

Carrying amount	$615,615	$623,260
Fair value	611,394	634,245

Note 6 — Derivative Financial Instruments

We have used derivative financial instruments in the management of our interest rate exposure for our long-term debt, principally our 2009 senior secured credit facility. In accordance with our policy, we do not enter into derivative instruments unless there is an underlying exposure and we do not enter into derivative financial instruments for speculative trading purposes.

During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans (the “2006 interest rate hedge”) to mitigate changes in our cash flows resulting from fluctuations in interest rates. The 2006 interest rate hedge effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus an applicable margin rate calculated under the 2009 senior secured credit facility, which we terminated on October 26, 2011 concurrent with our entry into the 2011 senior secured credit facility.  The 2006 interest rate hedge expired on November 4, 2011.

We have historically designated the 2006 interest rate hedge as a cash flow hedge. However, as a result of a repayment of $45.9 million of principal on our term loans during 2010, the 2006 interest rate hedge ceased to be highly effective in hedging the variable rate cash flows associated with our term loans; accordingly, all changes in fair value are now recorded to our consolidated statement of operations. We recorded a gain on derivative instruments of $0.6 million and $1.8 million for the three and nine months ended September 30, 2011, respectively.  Additionally, we recognized a gain of $(0.5) million for the three months ended September 30, 2011, and a loss of $2.6 million, which included a charge of $3.6 million for the reclassification of the fair value recognized in accumulated other comprehensive loss to our consolidated statement of operations, for the nine months ended September 30, 2010.

The fair value of the 2006 interest rate hedge liability was $0.2 million and $2.0 million as of September 30, 2011 and December 31, 2010, respectively, and is included in accrued expenses in our consolidated balance sheet. The fair value is calculated using the discounted expected future cash outflows from a series of three-month LIBOR strips through November 4, 2011, the same maturity date as our 2009 senior secured credit facility. The fair value of this derivative was calculated by using observable inputs (Level 2) as defined under the three-level fair value hierarchy.

The following table summarizes our derivative activity during the three and nine months ended September 30 (in thousands):

	(Gain) Loss on Derivative Instruments
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Mark-to-Market Adjustments on:
2006 interest rate hedge	$(565)	$(481)	$(1,768)	$2,584

	Other Comprehensive Income, Net of Tax
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Mark-to-Market Adjustments on:
2006 interest rate hedge	$—	$—	$—	$2,516

Note 7 — Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the three-level fair value hierarchy as of September 30, 2011 and December 31, 2010 (in thousands):

	Quoted prices in active markets	Significant observable inputs
	(Level 1)	(Level 2)	Total
September 30, 2011:
Assets:
Deferred compensation related investments	$523	$1,266	$1,789

Liabilities:
2006 interest rate hedge	$—	$198	$198
Deferred compensation related liabilities	$1,712	$—	$1,712

December 31, 2010:
Assets:
Deferred compensation related investments	$1,435	$577	$2,012

Liabilities:
2006 interest rate hedge	$—	$1,960	$1,960
Deferred compensation related liabilities	$2,010	$—	$2,010

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

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension (benefit) cost and the contributions to the 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net periodic pension (benefit) cost:
Interest cost	$1,495	$1,523	$4,484	$4,569
Expected return on plan assets	(1,700)	(1,611)	(5,100)	(4,834)
Amortization of pension net loss	197	94	592	282
Net periodic pension (benefit) cost:	$(8)	$6	$(24)	$17
Contributions:
401(k) Plan	$944	$785	$2,811	$2,557
Defined contribution retirement plans	48	180	120	180
Defined benefit retirement plans	1,850	2,600	4,175	3,500
Total contributions	$2,842	$3,565	$7,106	$6,237

We expect to make contributions of $0.8 million to our defined benefit retirement plans during the remainder of 2011. See Note 11 — “Retirement Plans” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2010 (“10-K”) for a full description of our retirement plans.

Note 9 — Restructuring

During the year ended December 31, 2010, we recorded a restructuring charge of $3.3 million as a result of the consolidation of certain activities at our stations and our corporate headquarters, which resulted in the termination of 66 employees. As of December 31, 2010, we had a remaining accrual of $0.9 million related to these restructuring actions. During the three and nine months ended September 30, 2011, we made cash payments of $54 thousand and $0.8 million, respectively, related to these restructuring actions and expect to make cash payments of $58 thousand during the remainder of 2011.

Note 10 — Income Taxes

We recorded a provision for income taxes of $2.3 million and $13.0 million for the three and nine months ended September 30, 2011, respectively, compared to a provision for income taxes of $5.7 million and $9.5 million for the three and nine months ended September 30, 2010, respectively. Our effective income tax rate for the nine months ended September 30, 2011 was 69.8%, compared to 38.2% for the nine months ended September 30, 2010. The increase in the tax provision was primarily a result of state tax legislation enacted in Michigan in May 2011, which repealed the Michigan business tax (“MBT”), and implemented a corporate income tax instead, effective January 2012.  As a result of the elimination of the MBT, certain future tax deductions that were available to be utilized beginning in 2015, and had been recognized as deferred tax assets in our financial statements, will not be deductible. Therefore, during the nine months ended September 30, 2011, we recognized incremental deferred income tax expense of $5.1 million, net of federal benefit, for the reversal of these previously established deferred tax assets.

As of December 31, 2010, we had a valuation allowance of $60.0 million placed against our deferred tax assets, of which $35.1 million related to federal net operating loss carryforwards generated from 1999 to 2002. It is reasonably possible that some or all of this federal valuation allowance related to 1999 to 2002 may decrease within the next 12 months, primarily due to the Company’s ability to generate sufficient taxable income prior to the expiration of those net operating loss carryforwards. Although realization is not assured, management believes that during the next 12 months it will become more likely than not that some or all of these deferred tax assets will be realizable. The Company expects that any such changes would have a material impact on its annual effective tax rate.

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

		Syndicated
	Operating Leases	Television
	and Agreements	Programming	Total
Year
2011	$20,365	25,918	$46,283
2012	22,198	23,313	45,511
2013	12,907	20,161	33,068
2014	9,630	9,795	19,425
2015	6,172	782	6,954
Thereafter	11,181	—	11,181
Total obligations	82,453	79,969	162,422
Less recorded contracts	—	31,577	31,577
Future contracts	$82,453	$48,392	$130,845

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

In January 2011, Comcast acquired control of the business of NBCUniversal, Inc. through acquisition of a 51% interest in NBCUniversal, LLC, while GE owns the remaining 49%. GECC remains a majority-owned subsidiary of GE, and LIN TV remains the guarantor of the GECC Note.

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

We recognize shortfall funding liabilities to the joint venture on our consolidated balance sheet when those liabilities become both probable and estimable, which results when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur and when we have reached or intend to reach a shortfall funding agreement covering the budgeted or forecasted period. For debt service shortfalls beyond the April 1, 2012 expiration of the 2011 Shortfall Funding Agreement, and in the absence of a renewed shortfall funding arrangement, we have the option, but not the obligation, to fund the entire amount of the shortfall. Our ability to provide such funding would be subject to amounts available pursuant to our existing and future covenants in our debt agreements. The source of such funds would likely be cash flows from operations. We do not believe any such future funding is probable as of September 30, 2011. As of December 31, 2010, we had a shortfall liability of $1.9 million recognized for all probable and estimable shortfall loans to the joint venture.

During the three months ended September 30, 2011, joint venture management provided us with a preliminary 2012 budget.  Also, during the three months ended September 30, 2011, NBCUniversal publicly discussed its intent to secure additional retransmission consent fees for the NBC owned television stations, which would include the joint venture stations that comprise SVO.

Based on that information, we believe the joint venture’s operating results in 2012 will improve as a result of, among other things, the upcoming 2012 election cycle, and NBC’s broadcast of the 2012 Summer Olympics and Superbowl XLVI. In September, 2011 we also learned that joint venture management has planned significant capital investments at the joint venture stations that will largely offset any expected 2012 increases in operating cash flows. As a result, we expect the joint venture to require additional shortfall loans in 2012 and into 2013. While there can be no assurances, we believe, that beginning in 2013, operating results will improve over 2012 as a result of further economic recovery, forecasted growth in retransmission consent fees, and further growth in digital revenues.

For these reasons, and based on our assumption that we and GE will continue to enter into future shortfall funding agreements, as of September 30, 2011, we estimate our share of debt service shortfalls to be approximately $1.3 million for the remainder of 2011 and approximately $3.3 million for 2012 and into 2013. Accordingly, during the three and nine months ended September 30, 2011, we have recognized additional shortfall liabilities of $3.0 million and $4.1 million, respectively, for our approximate 20% share of joint venture debt service shortfalls for the remainder of 2011 and during 2012 and into 2013.

Because of uncertainty surrounding the joint venture’s ability to repay shortfall loans, we concluded that it was more likely than not that the additional amounts recognized during the three and nine months ended September 30, 2011 for accrued shortfall loans will not be recovered within a reasonable period of time. Accordingly, we recognized charges of $3.0 million and $4.1 million, to reflect the impairment of the shortfall loans, which were classified as share of loss in equity investments in our consolidated statement of operations, during the three and nine months ended September 30, 2011, respectively. Additionally, during 2009 and 2010 we fully impaired all amounts recognized for shortfall loans to the joint venture. Therefore, the amounts receivable under the shortfall loans, and all accrued interest due from the joint venture, are carried at zero on our consolidated balance sheet as of September 30, 2011 and December 31, 2010. Should there be sufficient evidence in the future to suggest that collectability of the shortfall loans and accrued interest is reasonably certain, we would reverse the previously recognized impairment charges and reestablish notes receivable for all previously funded and accrued shortfall loans to the joint venture, and establish accrued interest receivable for all previously funded shortfall loans to the joint venture.

During the three and nine months ended September 30, 2011, pursuant to the 2011 Shortfall Funding Agreement with GE, we funded shortfall loans in the aggregate principal amount of $0.4 million and $1.4 million, respectively, to the joint venture, representing our approximate 20% share of 2011 debt service shortfalls at the joint venture, and GE funded shortfall loans in the aggregate principal amount of $1.5 million and $5.5 million, respectively, to the joint venture, representing its approximate 80% share of 2011 debt service shortfalls at the joint venture.  As a result, our remaining shortfall liability as of September 30, 2011 is $4.6 million for our approximate 20% share of estimated cash shortfalls for the remainder of 2011, and during 2012 and into 2013. While there can be no assurances, we believe cash shortfalls beyond the amounts currently accrued are not probable. However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party’s debt service shortfall.

Our ability to honor our shortfall loan obligations under the Shortfall Funding Agreements is limited by certain covenants contained in the 2011 senior secured credit facility and the indentures governing our Senior Notes and our Senior Subordinated Notes. Based on the current 2011 and 2012 forecast provided by joint venture management, and our forecast of total leverage and consolidated EBITDA during 2011 and into 2013, we expect to have the capacity within these restrictions to provide shortfall funding to the joint venture up to the $4.6 million of total accrued shortfall funding liabilities.

As of September 30, 2011, we had availability under applicable debt covenants to fund future shortfall loans as follows: (i) approximately $7.0 million of availability under the 2009 senior secured credit facility, (ii) approximately $1.0 billion of availability under the indentures governing our Senior Subordinated Notes, (iii) approximately $131.0 million of availability under the indenture governing our 8 3/8% Senior Notes.  Additionally, as of October 26, 2011, we had $50.0 million of availability under the 2011 senior secured credit facility.

The possibility exists that debt service shortfalls at the joint venture could exceed current expectations, including the possibility that neither GE nor Comcast will continue to fund a share of such debt service shortfall loans. Should circumstances arise in which we desire to make shortfall loans to the joint venture in excess of the limitations imposed by the covenants contained in the 2011 senior secured credit facility or the indentures, we could seek an amendment or waiver of such limitations, but there is no assurance that we would be able to obtain such amendment or waiver on a timely basis, or at all, or on terms satisfactory to us. For further information see Item 1A. Risk Factors “The GECC note could result in significant liabilities, including (i) requiring us to make short-term cash payments to the NBCUniversal joint venture to fund interest payments and (ii) potentially giving rise to the acceleration of our existing indebtedness, which would cause such existing indebtedness to become immediately due and payable” in our 10-K.

If we are unable to make payments under the Shortfall Funding Agreements, or any future joint venture debt service shortfalls, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default. An event of default under the GECC Note will occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due and payable, or to pay the principal amount on the maturity date. If the joint venture fails to pay interest on the GECC Note, and no shortfall loan to fund the interest payment is made within 90 days of the date due and payable, an event of default would occur and GECC could accelerate the maturity of the entire amount due under the GECC Note. Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBCUniversal and us. Upon an event of default under the GECC Note, GECC’s only recourse is to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the GECC Note.

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

Although we believe the probability is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note, there can be no assurances that such an event of default will not occur. There are no financial or similar covenants in the GECC Note. In addition, since both GE and LIN Television have agreed to fund interest payments through April 1, 2012, if the joint venture is unable to generate sufficient cash to service interest payments on the GECC Note, GE and LIN Television are able to control the occurrence of a default under the GECC Note. Since 2009, LIN Television and its joint venture partners have prevented the occurrence of a default by entering into shortfall funding agreements and funding shortfall loans to the joint venture as further described above.

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

Note 12 — Related Party

As a result of the shares issued by us to ACME as part of the consideration for WCWF-TV and certain assets of WBDT-TV, as described in Note 2 — “Acquisitions”, ACME became a related party to us. With respect to the SSA we have with ACME’s television stations KWBQ-TV, KRWB-TV, and KASY-TV in the Albuquerque-Santa Fe, NM market, we earned $0.2 million in service fee income for the three months ended September 30, 2011, and $0.3 million in service fee income since the May 20, 2011 acquisition date during the nine months ended September 30, 2011.

We have a noncontrolling investment in an interactive service provider that hosts our web sites.  During the three months ended September 30, 2011, we incurred charges from, and made cash payments to, the provider of $0.6 million and during the nine months ended September 30, 2011, we incurred charges from, and made cash payments to, the provider of $1.9 million, for web hosting services and web site development and customization. Additionally, during the three and nine months ended September 30, 2010, we incurred charges of $0.4 million and $0.9 million, respectively, and made cash payments of $1.3 million and $1.9 million, respectively, for web hosting services and web site development and customization.

Note 13 — Subsequent Event

On November 7, 2011, we announced a stock repurchase program for the purchase of up to $25.0 million of our class A common stock over a 12 month period. The class A common stock acquired through the repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, stock option exercises or other employee and director stock plans.

On October 26, 2011, LIN Television entered into the 2011 senior secured credit facility with JP Morgan Chase Bank, N.A., Administrative Agent, and the banks and other financial institutions party thereto. The 2011 senior secured credit facility is comprised of a six-year, $125.0 million term loan and a five-year, $75.0 million revolving credit facility. Concurrent with the closing of the 2011 senior secured credit facility, we terminated the credit agreement governing the 2009 senior secured credit facility. Additionally, on October 26, 2011, we issued a notice to redeem $109.1 million of our 6½% Senior Subordinated Notes, and $55.9 million of our 6½% Senior Subordinated Notes - Class B.  The redemption of these notes will be funded in part by proceeds from the term loan, the revolving credit facility and cash on hand. We expect the redemption to become effective during November 2011. For further information see Note 5 — “Debt”.

 LIN TV Corp.

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note about Forward-Looking Statements

This report contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under this caption Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe them to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates and statements. We cannot assure you that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those discussed under the caption Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 (“10-K”) and under Item 1A. “Risk Factors” below.

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

During the three and nine months ended September 30, 2011, net revenues decreased $2.8 million and increased $2.6 million, respectively, compared to the same periods in the prior year.  The decrease during the three months ended September 30, 2011 is primarily a result of a decrease in political time sales of $9.7 million, partially offset by an increase in digital revenues, which include Internet advertising revenues and retransmission consent fees, of $6.1 million, compared to the same periods in the prior year. The increase during the nine months ended September 30, 2011 is primarily due to an increase in digital revenues of $17.4 million, partially offset by a decrease in political time sales of $15.1 million, compared to the same periods in the prior year. Additionally, during the three and nine months ended September 30, 2011, local time sales increased $0.9 million and $1.3 million, respectively, while national time sales decreased $1.0 million and $3.2 million, respectively, for the same periods compared to their respective prior periods.

During the nine months ended September 30, 2011, we acquired the assets of WCWF-TV in Green Bay, WI and certain assets of WBDT-TV in Dayton, OH. Total cash consideration for these acquisitions was $5.8 million, which includes $0.6 million that was funded by us into escrow during 2010. Of the remaining $5.2 million, $0.9 million was funded by WBDT Television, LLC (“WBDT”), a consolidated variable interest entity (“VIE”).

During the three and nine months ended September 30, 2011, we recognized additional shortfall liabilities of $3.0 million and $4.1 million, respectively, for our approximate 20% share of potential shortfall loan obligations to the joint venture with NBCUniversal for the remainder of 2011, and during 2012 and into 2013. Additionally, during the three and nine months ended September 30, 2011, we made shortfall loans in the aggregate principal amounts of $0.4 million and $1.4 million, respectively, to the joint venture. As a result, we have a remaining shortfall liability of $4.6 million as of September 30, 2011 for our approximate 20% share of estimated cash shortfalls for the remainder of 2011 and during 2012 and into 2013. For further information see Note 11 — “Commitments and Contingencies”.

On October 26, 2011, LIN Television entered into a credit agreement governing a senior secured credit facility (the “2011 senior secured credit facility”) with JP Morgan Chase Bank, N.A., Administrative Agent, and the banks and other financial institutions party thereto. The 2011 senior secured credit facility is comprised of a six-year, $125.0 million term loan and a five-year, $75.0 million revolving credit facility.   Concurrent with the closing of the 2011 senior secured credit facility, we terminated the credit agreement governing the senior secured credit facility expiring on November 4, 2011 (the “2009 senior secured credit facility”). Additionally, on October 26, 2011, we issued a notice to redeem $109.1 million of our 6½% Senior Subordinated Notes, and $55.9 million of our 6½% Senior Subordinated Notes - Class B.  The redemption of these notes will be funded in part by proceeds from the term loan, the revolving credit facility and cash on hand. We expect the redemption to become effective during November 2011.

Critical Accounting Policies and Estimates

Certain of our accounting policies, as well as estimates we make, are critical to the presentation of our financial condition and results of operations since they are particularly sensitive to our judgment. Some of these policies and estimates relate to matters that are inherently uncertain. The estimates and judgments we make affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets and goodwill, consolidation of VIEs, including the determination of the primary beneficiary of such entities, receivables and investments, shortfall loan obligations related to our joint venture with NBCUniversal, program rights, income taxes, stock-based compensation, employee medical insurance claims, pensions, useful lives of property and equipment, contingencies, barter transactions, acquired asset valuations and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and it is possible that such differences could have a material impact on our consolidated financial statements. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 - “Basis of Presentation and Summary of Significant Accounting Policies” included in Item 15. “Exhibits and Financial Statement Schedules” of our 10-K.

Recent Accounting Pronouncements

In September 2011, there were revisions to the accounting standard for goodwill impairment tests. A company will now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The revisions are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted during 2011 if an entity’s financial statements have not yet been issued. We will early adopt this guidance effective December 31, 2011, and we do not expect it to have a material impact on our financial position or results of operations.

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

Results of Operations

Set forth below are key components that contributed to our operating results (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
				% of				% of
			%	Gross			%	Gross
	2011	2010	change	revenues	2011	2010	Change	revenues

Local time sales	$56,591	$55,676	2%	50%	$172,258	$170,970	1%	52%
National time sales	28,437	29,390	(3)%	25%	84,430	87,675	(4)%	25%
Political time sales	2,785	12,488	(78)%	2%	6,058	21,183	(71)%	2%
Digital revenues	22,063	15,977	38%	20%	61,193	43,789	40%	18%
Other revenues	3,062	3,730	(18)%	3%	9,892	10,170	(3)%	3%
Total gross revenues	112,938	117,261	(4)%	100%	333,831	333,787	—	100%
Agency commissions	(12,125)	(13,645)	(11)%	(11)%	(36,264)	(38,866)	(7)%	(11)%
Net revenues	100,813	103,616	(3)%	89%	297,567	294,921	1%	89%

Operating costs and expenses:
Direct operating	34,652	31,708	9%		98,947	90,836	9%
Selling, general and administrative	26,427	26,660	(1)%		80,789	78,736	3%
Amortization of program rights	5,723	6,024	(5)%		16,859	18,070	(7)%
Corporate	5,881	6,047	(3)%		19,702	17,925	10%
Depreciation	6,741	7,079	(5)%		19,837	21,127	(6)%
Amortization of intangible assets	245	411	(40)%		817	1,232	(34)%
Restructuring charge	498	—	100%		498	2,181	(77)%
Loss (gain) from asset dispositions	51	(1,148)	(104)%		409	(3,359)	(112)%
Total operating costs and expenses	80,218	76,781	4%		237,858	226,748	5%
Operating income	$20,595	$26,835	(23)%		$59,709	$68,173	(12)%

Period Comparison

Revenues

Net revenues consist primarily of national, local and political advertising revenues, net of sales adjustments and agency commissions. Additional amounts are generated from Internet revenues, retransmission consent fees, barter revenues, network compensation, production revenues, tower rental income and station copyright royalties.

Net revenues decreased $2.8 million, or 3%, for the three months ended September 30, 2011 compared to the same period in the prior year. The decrease was primarily due to: (a) a decrease in political time sales of $9.7 million; (b) a decrease in national time sales of $1.0 million; and (c) a decrease in other revenues of $0.7 million. These decreases were partially offset by: (a) an increase in digital revenues of $6.1 million; (b) an increase in local time sales of $0.9 million; and (c) a decrease in agency commissions of $1.5 million.

Net revenues increased $2.6 million, or 1%, for the nine months ended September 30, 2011 compared to the same period in the prior year. The increase was primarily due to: (a) an increase in digital revenues of $17.4 million; (b) a decrease in agency commissions of $2.6 million; and (c) an increase in local time sales of $1.3 million. These increases were partially offset by: (a) a decrease in political time sales of $15.1 million; (b) a decrease in national time sales of $3.2 million; and (c) a decrease in other revenues of $0.3 million.

The increase in digital revenues during the three and nine months ended September 30, 2011 is a result of growth in Internet advertising revenues resulting from increased advertising sales on RMM’s online advertising network, increased traffic to our Internet web sites, and growth in retransmission consent revenues, primarily as a result of contractual rate increases. The increase in digital revenues was offset in part by a decrease in political time sales primarily due to Congressional, state and local elections which take place in even numbered years. Additionally, local and national time sales continue to be unfavorably impacted by economic uncertainty. Local and national times sales combined were flat for the three months ended September 30, 2011, and had a combined decrease of $2.0 million, or 1%, for the nine months ended September 30, 2011, compared to the same periods last year. Time sales in the automotive category, which represented 24% of our local and national time sales for the three months ended September 30, 2011, decreased by 3% to $20.4 million, compared to $21.0 million for the same period in 2010.  For the nine months ended September 30, 2011, time sales in the automotive category, which represented 23% of local and national time sales, decreased by 4% to $58.9 million, compared to $61.1 million for the same period in 2010, in part as a result of disruptions in the automotive supply chain due to the March 2011 Japan earthquake and tsunami.

Operating Costs and Expenses

Operating costs and expenses increased $3.4 million and $11.1 million, or 4% and 5%, for the three and nine months ended September 30, 2011, respectively, compared to the same periods in the prior year. The increase during the three months ended September 30, 2011, is primarily due to an increase in direct operating expenses of $2.9 million as a result of an increase in variable costs related to growth in our digital revenues and growth in programming expense compared to the same period in the prior year.  The increase during the nine months ended September 30, 2011, is primarily due to increases in direct operating, selling, general and administrative and corporate expenses. The increases in direct operating and selling, general and administrative expenses are primarily due to an increase in variable costs related to growth in our digital revenues and growth in programming expense compared to the same periods in the prior year. Additionally, the increase in selling, general and administrative expense for the nine months ended September 30, 2011 is due in part to the result of a benefit from a litigation settlement that occurred during the nine months ended September 30, 2010, which did not recur during the same period of 2011. Corporate expenses increased during the nine months ended September 30, 2011 as a result of increases in legal and professional fees, and stock-based compensation compared to the same periods in the prior year.

Operating costs and expenses also reflects the effect of a gain from asset dispositions of $1.1 million and $3.4 million for the three and nine months ended September 30, 2010, respectively, that was primarily attributable to a gain on the exchange of certain equipment with Sprint Nextel that did not recur in the same periods of 2011. Additionally, operating costs and expenses during the nine months ended September 30, 2011 also reflected a decrease in restructuring costs of $1.7 million compared to the same period in the prior year.

Other expense

Other expense, net increased $2.3 million and decreased $2.2 million, or 18% and 5%, for the three and nine months ended September 30, 2011, respectively, compared to the same periods last year.  The increase during the three months ended September 30, 2011 is primarily due to an increase in share of loss on equity investments of $3.0 million, partially offset by a decrease in interest expense of $0.7 million. The decrease during the nine months ended September 30, 2011 is primarily due to an increase in gain (loss) on derivative instruments of $4.4 million and a decrease in loss on extinguishment of debt of $2.6 million, which was offset in part by an increase in share of loss on equity investments of $4.1 million, compared to the same periods last year. The increase in share of loss on equity investments for both the three and nine months ended September 30, 2011 is due to an increase in shortfall liabilities to our joint venture with NBCUniversal compared to the same periods in the prior year. The variances for gain (loss) on derivative instruments and loss on extinguishment of debt for the nine months ended September 30, 2011 are attributable to charges associated with the issuance of our 8 3/8% Senior Notes during the second quarter of 2010 that did not recur in 2011.

Interest expense, net decreased $0.7 million and $0.2 million, or 5% and 1%, for the three and nine months ended September 30, 2011, respectively, compared to the same periods in the prior year primarily due to reductions in interest expense on borrowings under our 2009 senior secured credit facility as a result of a reduction of balances outstanding under the facility during the three and nine months ended September 30, 2011 compared to the same periods in the prior year. The decrease for the nine months ended September 30, 2011 was partially offset by additional interest expense resulting from the issuance of our 8 3/8% Senior Notes during the second quarter of 2010.  The following summarizes the components of our interest expense, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Components of interest expense
Senior Secured Credit Facility	$164	$630	$808	$5,008
8 3/8% Senior Notes	4,347	4,341	12,995	8,115
6 ½% Senior Subordinated Notes	4,664	4,664	14,042	14,042
6 ½% Senior Subordinated Notes — Class B	2,757	2,754	8,295	8,285
Other interest costs	676	924	2,117	3,006
Total interest expense, net	$12,608	$13,313	$38,257	$38,456

Provision for Income Taxes

Provision for income taxes decreased $3.4 million and increased $3.4 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in the prior year. Our effective income tax rate was 69.8% and 38.2% for the nine months ended September 30, 2011 and 2010, respectively. The increase in the tax provision for the nine months ended September 30, 2011 was primarily a result of state tax legislation enacted in Michigan in May 2011, which repealed the Michigan business tax (“MBT”), and implemented a corporate income tax instead, effective January 2012.  As a result of the elimination of the MBT, certain future tax deductions that were available to be utilized beginning in 2015, and had been recognized as deferred tax assets in our financial statements, will not be deductible. Therefore, during the nine months ended September 30, 2011, we recognized incremental deferred income tax expense of $5.1 million, net of federal benefit, for the reversal of these previously established deferred tax assets.

As of December 31, 2010, we had a valuation allowance of $60.0 million placed against our deferred tax assets, of which $35.1 million related to federal net operating loss carryforwards generated from 1999 to 2002. It is reasonably possible that some or all of this federal valuation allowance related to 1999 to 2002 may decrease within the next 12 months, primarily due to the Company’s ability to generate sufficient taxable income prior to the expiration of those net operating loss carryforwards. Although realization is not assured, management believes that during the next 12 months it will become more likely than not that some or all of these deferred tax assets will be realizable. The Company expects that any such changes would have a material impact on its annual effective tax rate.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our 2009 senior secured credit facility. As of September 30, 2011, we had unrestricted cash and cash equivalents of $37.6 million, and a $48.7 million revolving credit facility, all of which was available, subject to certain covenant restrictions.

Our total outstanding debt as of September 30, 2011 was $615.6 million. This excludes the contingent obligation associated with our guarantee of the $815.5 million GECC Note associated with the joint venture with NBCUniversal (see Note 11 - “Commitments and Contingencies” for further details). As of September 30, 2011, we had no amounts outstanding under the 2009 senior secured credit facility, which we terminated on October 26, 2011.  Both of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes — Class B (together the “Senior Subordinated Notes”) are due May 15, 2013, and our 8 3/8% Senior Notes (“Senior Notes”) are due April 15, 2018.

Our operating plan for the next twelve months requires that we generate cash from operations and repay amounts, including mandatory repayments of term loans under our 2011 senior secured credit facility as described below. Our ability to make use of the revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) we generate from our operations. As of September 30, 2011, we were in compliance with all financial and non-financial covenants under the 2009 senior secured credit facility.

Our future ability to generate cash from operations and from borrowings under our senior secured credit facility could be adversely affected by a number of risks, which are discussed in the Liquidity and Capital Resources section within Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A. “Risk Factors” in our 10-K.

Our liquidity position during 2011 has been, and over the next 12 months and beyond will primarily be affected by, but is not limited to, the following:

•                  Economic uncertainty. Local and national time sales, which exclude political time sales, were flat for the three months ended September 30, 2011, and decreased $2.0 million during the nine months ended September 30, 2011, compared to the same periods in the prior year. There remains significant economic uncertainty nationally and in our markets, which could adversely affect local and national revenues during the remainder of 2011, and beyond. We expect that growth in digital revenues will continue to partially offset declines in local and national time sales during the remainder of 2011, and beyond, however, there can be no assurance that this will occur.

•                  Entry into 2011 senior secured credit facility and Senior Subordinated Notes Due 2013.  On October 26, 2011, we entered into the 2011 senior secured credit facility, comprised of a $125.0 million term loan and a $75.0 million revolving credit facility, of which there were no amounts drawn against the revolving credit facility as of the date of this report. Concurrent with the closing of the 2011 senior secured credit facility, we terminated the credit agreement governing the 2009 senior secured credit facility. Additionally, on October 26, 2011, we issued a notice to redeem $109.1 million of our 6½% Senior Subordinated Notes, and $55.9 million of our 6½% Senior Subordinated Notes - Class B.  The redemption of these notes will be funded in part by proceeds from the term loan, the revolving credit facility and cash on hand. We expect the redemption to become effective during November 2011. After the redemption, there will remain outstanding $166.8 million in aggregate principal amount of the 6½% Senior Subordinated Notes due 2013 and $85.4 million in aggregate principal amount of the 6½% Senior Subordinated Notes due 2013 — Class B. The 2011 senior secured credit facility includes provisions for certain incremental term loan and revolving credit facilities. We expect to use these or other financing sources available to us to redeem the remaining amounts due under the Senior Subordinated Notes prior to November 13, 2012. If we do not redeem, refinance or discharge the Senior Subordinated Notes prior to November 13, 2012 (or enter into arrangements pursuant to which we will do so on or prior to December 31, 2012), the maturity of both the revolving credit loans and term loans under the 2011 senior secured credit facility will accelerate to November 13, 2012. While we believe the Company will be successful in completing the repayment of the Senior Subordinated Notes prior to November 13, 2012, we can make no assurances as to the timing, capacity or terms on which we may complete such a transaction.

•                  Cash requirements related to the NBCUniversal joint venture. As of December 31, 2010, we had a shortfall liability of $1.9 million recognized for all probable and estimable shortfall loans to our joint venture with NBCUniversal. During the nine months ended September 30, 2011, we made shortfall loans to the joint venture in the aggregate principal amount of $1.4 million, representing our approximate 20% share of 2011 debt service shortfalls at the joint venture. As of September 30, 2011, we estimate our share of debt service shortfalls to be $4.6 million for the remainder of 2011, and during 2012 and into 2013.  As a result, we have an accrued shortfall funding liability of $4.6 million as of September 30, 2011, which we expect to fund during the remainder of 2011, and during 2012 and into 2013. While there can be no assurances, we believe cash shortfalls beyond the amounts currently accrued are not probable. Actual cash shortfalls at the joint venture could vary from our current estimates.

•                  Acquisition of WCWF-TV and certain assets of WBDT-TV.  During the nine months ended September 30, 2011, we acquired the assets of WCWF-TV in Green Bay, WI and certain assets of WBDT-TV in Dayton, OH. Total cash consideration for these acquisitions was $5.8 million, which includes $0.6 million that was funded by us into escrow during 2010. Of the remaining $5.2 million, $0.9 million was contributed by WBDT, a consolidated VIE. The contribution from WBDT was financed through a $0.9 million term loan with an unrelated third party entered into by WBDT.

Contractual Obligations

The following table summarizes the estimated future cash payments related to our debt obligations after giving effect to the 2011 senior secured credit facility entered into on October 26, 2011, and amendments to certain program obligations, operating leases and operating contracts since December 31, 2010.

				2016 and
	2011	2012-2013	2014-2015	thereafter	Total

Principal payments and mandatory redemptions on debt(1)	$174,711	$258,817	$31,618	$287,546	$752,692
Cash interest on debt(2)	45,284	68,139	43,090	47,052	203,565
Program payments(3)	25,918	43,474	10,577	—	79,969
Operating leases(4)	1,249	2,031	1,174	2,668	7,122
Operating agreements(5)	19,116	33,074	14,628	8,513	75,331

(1)          We are obligated to make mandatory quarterly principal payments and to use proceeds of asset sales not reinvested to pay-down the term loan under the 2011 senior secured credit facility. The credit agreement governing the 2011 senior secured credit facility also requires on an annual basis, following the delivery of our year-end financial statements, mandatory prepayments of principal of the term loans based on a computation of excess cash flow for the preceding fiscal year, as more fully set forth in the credit agreement. 2011 includes obligations under the notice we issued on October 26, 2011 to redeem $109.1 million of the 6 1/2% Senior Subordinated Notes and $55.9 million of the 6 1/2% Senior Subordinated Notes — Class B. We are also obligated to repay the remainder of each of the 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes — Class B and repay in full the 8 3/8% Senior Notes on April 15, 2018 as described below in Item 1A. “Risk Factors - We may not be able to refinance all or a portion of our indebtedness or obtain additional financing on satisfactory terms.” The amount does not include any potential amounts that may be paid related to the GECC Note as described in Item 1A. “Risk Factors - The General Electric Capital Corporation (“GECC”) Note could result in significant liabilities, including (i) requiring us to make short-term cash payments to the NBCUniversal joint venture to fund interest payments and (ii) potentially giving rise to the acceleration of our existing indebtedness, which would cause such existing indebtedness to become immediately due and payable” in our 10-K.

(2)          We have contractual obligations to pay cash interest on the 2009 senior secured credit facility, (as well as commitment fees of 0.50% on our revolving credit facility through November 4, 2011), on the 2011 senior secured credit facility, (as well as commitments fees of 0.50% on our revolving credit facility), effective October 26, 2011, on each of the 6 1/2% Senior Subordinated Notes and the 6 1/2% Senior Subordinated Notes—Class B through May 15, 2013 and on the 8 3/8% Senior Notes through April 15, 2018.

(3)          We have entered into commitments for future syndicated news, entertainment and sports programming. We have recorded $31.6 million of program obligations as of September 30, 2011 and we have unrecorded commitments of $48.4 million for programming that is not available to air as of September 30, 2011.

(4)          We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(5)          We have entered into a variety of agreements for services used in the operation of our stations including ratings services, consulting and research services, news video services, news weather services, marketing services and other operating contracts under non-cancelable operating agreements.

Other than as shown above, there were no material changes in our contractual obligations from those shown in Liquidity and Capital Resources within Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 10-K.

Summary of Cash Flows

The following presents summarized cash flow information (in thousands):

	Nine Months Ended September 30,
	2011	2010	2011 vs. 2010
Cash provided by operating activities	$54,667	$63,678	$(9,011)
Cash used in investing activities	(20,358)	(18,342)	(2,016)
Cash used in financing activities	(8,383)	(47,675)	39,292
Net increase (decrease) in cash and cash equivalents	$25,926	$(2,339)	$28,265

Net cash provided by operating activities decreased $9.0 million to $54.7 million for the nine months ended September 30, 2011 compared to the same period in the prior year. The decrease was primarily attributable to changes in working capital as a result of the timing of collections and payments outstanding compared to the same period last year.

Net cash used in investing activities increased $2.0 million to $20.4 million for the nine months ended September 30, 2011 compared to the same period in the prior year. The increase is primarily due to the payment of $5.2 million for the acquisition of WCWF-TV and certain assets of WBDT-TV during the nine months ended September 30, 2011. This increase was partially offset by a decrease in shortfall loans to the joint venture with NBCUniversal of $2.7 million compared to the same period in the prior year.

Net cash used in financing activities decreased $39.3 million to $8.4 million for the nine months ended September 30, 2011 compared to the same period in the prior year. The decrease is primarily due to a decrease in net principal payments on long-term debt when compared to the same periods in the prior year.

Description of Indebtedness

	September 30,	December 31,
	2011	2010
Senior Secured Credit Facility:
Revolving credit loans	$—	$—
Term loans	—	9,573
8 3/8% Senior Notes due 2018	200,000	200,000
6½% Senior Subordinated Note due 2013	275,883	275,883
$141,316 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $2,412 and $3,512 as of September 30, 2011 and December 31, 2010, respectively	138,904	137,804
WBDT Television, LLC term loan due 2016	828	—
Total debt	615,615	623,260
Less current portion	184	9,573
Total long-term debt	$615,431	$613,687

On October 26, 2011, LIN Television entered into the 2011 senior secured credit facility with JP Morgan Chase Bank, N.A., Administrative Agent, and the banks and other financial institutions party thereto, which is filed as Exhibit 10.1 hereto. The 2011 senior secured credit facility is comprised of a six-year, $125.0 million term loan and a five-year, $75.0 million revolving credit facility, and bears interest at a rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus ½ of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin based upon our Consolidated Senior Secured Leverage Ratio, currently set at 3.00% and 2.00% for LIBOR based loans and ABR rate loans, respectively. Concurrent with the closing of the 2011 senior secured credit facility, we terminated the credit agreement governing the 2009 senior secured credit facility.

Additionally, on October 26, 2011, we issued a notice to redeem $109.1 million of our 6½% Senior Subordinated Notes, and $55.9 million of our 6½% Senior Subordinated Notes - Class B.  The redemption of these notes, at par, will be funded in part by proceeds from the term loan, the revolving credit facility and cash on hand. We expect the redemption to become effective during November 2011. Upon completion of the redemption, we will recognize an approximate $1.5 million loss on extinguishment of debt associated with a write down of deferred financing fees and unamortized discount during the fourth quarter of 2011. The 2011 senior secured credit facility includes provisions for certain incremental term loan and revolving credit facilities that we may utilize to redeem the remaining outstanding Senior Subordinated Notes, at or prior to November 13, 2012. If we do not redeem, refinance or discharge the

Senior Subordinated Notes prior to November 13, 2012 (or enter into arrangements pursuant to which we will do so on or prior to December 31, 2012), the maturity of both the revolving credit loans and term loans under the 2011 senior secured credit facility will accelerate to November 13, 2012.

During the nine months ended September 30, 2011, we paid the remaining balance of $9.6 million on our term loans, and our available revolving credit commitments decreased from $76.1 million to $48.7 million under our 2009 senior secured credit facility, based on a computation of excess cash flow for the fiscal year ended December 31, 2010. As a result, we recorded a loss on extinguishment of debt of $0.2 million during the nine months ended September 30, 2011, consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans. Additionally, during the nine months ended September 30, 2011, WBDT, a consolidated VIE, entered into a term loan with an unrelated third party in an original principal amount of $0.9 million to fund a portion of the purchase price for the acquisition of certain assets of WBDT-TV. The term loan matures in equal quarterly installments through May 2016. LIN Television fully and unconditionally guarantees this loan.

During the nine months ended September 30, 2010, LIN Television completed an offering of its Senior Notes in an aggregate principal amount of $200.0 million.  Proceeds from the issuance of the Senior Notes were used to repay $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of the credit agreement governing the terms of our senior secured credit facility.  As a result, during the nine months ended September 30, 2010, we recorded a loss on extinguishment of debt of $2.7 million, consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans.

Off-Balance Sheet Arrangements

As of September 30, 2011, there had been no material changes in our off-balance sheet arrangements from those disclosed in our 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to interest rates on borrowings under our senior secured credit facility. We have used derivative financial instruments to mitigate our exposure to market risks from fluctuations in interest rates. In accordance with our policy, we do not enter into derivative instruments unless there is an underlying exposure, and we do not enter into derivative financial instruments for speculative trading purposes.

Interest Rate Risk

Our long-term debt as of September 30, 2011 was $615.6 million, including a current portion of $0.2 million, of which the Senior Subordinated Notes and Senior Notes bear a fixed interest rate.  The 2011 senior secured credit facility bears interest at a rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus ½ of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin based upon our Consolidated Senior Secured Leverage Ratio, currently set at 3.00% and 2.00% for LIBOR based loans and ABR rate loans, respectively.

As of September 30, 2011 we had no amounts outstanding under our 2009 senior secured credit facility, and no other material debt bearing interest at variable rates.  Accordingly, a hypothetical 1% increase in the floating rate used as the basis for the interest charged on the 2009 senior secured credit facility as of September 30, 2011 would not impact our annualized interest expense.

Upon the funding of the 2011 senior secured credit facility on October 26, 2011, we had a $125.0 million term loan outstanding and we have no amounts drawn against the revolving credit facility as of the date of this report.  In this case, a hypothetical 1% increase in the floating rate used as the basis for the interest charged on the 2011 senior secured credit facility as of the date of this report would increase our annualized interest expense by $1.3 million, assuming such amounts remain outstanding under the facility.

During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans (the “2006 interest rate hedge”) to mitigate changes in our cash flows resulting from fluctuations in interest rates. The 2006 interest rate hedge effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus an applicable margin rate calculated under the 2009 senior secured credit facility, which was terminated on October 26, 2011 concurrent with our entry into the 2011 senior secured credit facility.  The 2006 interest rate hedge expired on November 4, 2011.

We have historically designated the 2006 interest rate hedge as a cash flow hedge. However, as a result of a repayment of $45.9 million of principal on our term loans during 2010, the interest rate hedge ceased to be highly effective in hedging the variable rate cash flows associated with our term loans; accordingly, all changes in fair value are now recorded to our consolidated statement of operations. As a result, we recorded a gain on derivative instruments of $0.6 million and $1.8 million for the three and nine months ended September 30, 2011, respectively.

Item 4. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The outstanding revolving credit loans and term loans under our 2011 senior secured credit facility are due October 26, 2016 and October 26, 2017, respectively. The outstanding 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes - Class B are due on May 15, 2013, and the outstanding 8 3/8% Senior Notes are due on April 15, 2018. The 2011 senior secured credit facility includes provisions for certain incremental term loan and revolving credit facilities that we may utilize to redeem the outstanding Senior Subordinated Notes, at or prior to November 13, 2012. If we do not redeem, refinance or discharge the Senior Subordinated Notes prior to November 13, 2012 (or enter into arrangements pursuant to which we will do so on or prior to December 31, 2012), the maturity of both the revolving credit loans and term loans under the 2011 senior secured credit facility will accelerate to November 13, 2012. While we expect to redeem, refinance or discharge all of the Senior Subordinated Notes prior to November 13, 2012, we can provide no assurances that this will occur. Our inability to refinance our Senior Subordinated Notes prior to November 13, 2012, and the resulting acceleration of the term loans and the revolving credit facility would have a material adverse effect on our business, liquidity and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 20, 2011, we acquired WCWF-TV in the Green Bay-Appleton, WI market and certain assets of WBDT-TV in the Dayton, OH market. As part of the purchase consideration, LIN TV issued 1,150,000 shares of class A common stock to the former owner of these assets having an aggregate value of $4.8 million. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933. Refer to Note 2 — “Acquisitions” for further information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1

Second Amended and Restated Certificate of Incorporation of LIN TV Corp., as amended (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

3.2

Third Amended and Restated Bylaws of LIN TV Corp., filed as Exhibit 3.2 (filed as Exhibit 3.2 to our Report on Form 10-K filed as of March 14, 2008 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

3.3

Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 (File No. 000-25206) and incorporated by reference herein)

3.4

Restated Bylaws of LIN Television Corporation (filed as Exhibit 3.4 to the Registration Statement on Form S-1 of LIN Television Corporation and LIN Holding Corp. (Registration No. 333-54003 and incorporated by reference herein))

4.1

Specimen of stock certificate representing LIN TV Corp. Class A Common stock, par value $.01 per share (filed as Exhibit 4.1 to LIN TV Corp.’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein)

10.1

Credit Agreement dated as of October 26, 2011 among LIN Television Corporation, as the Borrower, the lenders party named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, as an Issuing Lender and as Swingline Lender, Deutsche Bank Securities, Inc. and Wells Fargo Securities, LLC, as Co-Syndication Agents, Suntrust Bank, Bank of America, N.A., and U.S. Bank, N.A., as Co-Documentation Agents, and J. P. Morgan Securities, LLC, Deutsche Bank Securities , Inc., Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Suntrust Robinson Humphrey, Inc. and U.S. Bank, N.A.as Co-Lead Arrangers.

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

Dated: November 8, 2011
By:	/s/ Richard J. Schmaeling
Richard J. Schmaeling
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Dated: November 8, 2011
By:	/s/ Nicholas N. Mohamed
Nicholas N. Mohamed
Vice President Controller
(Principal Accounting Officer)

Item 1. Unaudited Consolidated Financial Statements

LIN Television Corporation

Consolidated Balance Sheet

(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$37,574	$11,648
Accounts receivable, less allowance for doubtful accounts (2011 - $2,860; 2010 - $2,233)	80,303	82,486
Other current assets	7,596	5,921
Total current assets	125,473	100,055
Property and equipment, net	146,373	154,127
Deferred financing costs	6,131	7,759
Equity investments	272	—
Goodwill	117,655	117,259
Broadcast licenses and other intangible assets, net	406,449	397,280
Other assets	13,417	13,989
Total assets (a)	$815,770	$790,469

LIABILITIES AND DEFICIT
Current liabilities:
Current portion of long-term debt	$184	$9,573
Accounts payable	8,673	8,003
Accrued expenses	47,936	42,353
Program obligations	12,089	9,528
Total current liabilities	68,882	69,457
Long-term debt, excluding current portion	615,431	613,687
Deferred income taxes, net	198,640	185,997
Program obligations	6,273	7,240
Other liabilities	41,574	45,520
Total liabilities (a)	930,800	921,901

Commitments and Contingenices (Note 11)

LIN Television Corporation stockholder’s deficit:
Common stock, $0.01 par value, 1,000 shares	—	—
Investment in parent company’s stock, at cost	(7,869)	(7,869)
Additional paid-in capital	1,120,645	1,110,343
Accumulated deficit	(1,200,352)	(1,205,967)
Accumulated other comprehensive loss	(27,607)	(27,939)
Total LIN Television Corporation stockholder’s deficit	(115,183)	(131,432)
Noncontrolling interest	153	—
Total deficit	(115,030)	(131,432)
Total liabilities and deficit	$815,770	$790,469

The accompanying notes are an integral part of the unaudited consolidated financial statements.

(a) Our consolidated assets as of September 30, 2011 include total assets of $11,335 of a variable interest entity (“VIE”) that can only be used to settle the obligations of the VIE. These assets include broadcast licenses and other intangible assets of $7,817 and program rights of $1,749. Our consolidated liabilities as of September 30, 2011 include $3,169 of total liabilities of the VIE for which the VIE’s creditors have no recourse to the Company, including $2,218 of program obligations. See further description in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies”.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)

Net revenues	$100,813	$103,616	$297,567	$294,921

Operating costs and expenses:
Direct operating	34,652	31,708	98,947	90,836
Selling, general and administrative	26,427	26,660	80,789	78,736
Amortization of program rights	5,723	6,024	16,859	18,070
Corporate	5,881	6,047	19,702	17,925
Depreciation	6,741	7,079	19,837	21,127
Amortization of intangible assets	245	411	817	1,232
Restructuring charge	498	—	498	2,181
Loss (gain) from asset dispositions	51	(1,148)	409	(3,359)
Operating income	20,595	26,835	59,709	68,173

Other expense:
Interest expense, net	12,608	13,313	38,257	38,456
Share of loss in equity investments	3,071	40	4,238	134
(Gain) loss on derivative instruments	(565)	(481)	(1,768)	2,584
Loss on extinguishment of debt	—	—	192	2,749
Other expense (income), net	60	(28)	58	(710)
Total other expense, net	15,174	12,844	40,977	43,213

Income before provision for income taxes	5,421	13,991	18,732	24,960
Provision for income taxes	2,310	5,720	12,964	9,544
Net income	3,111	8,271	5,768	15,416
Net income attributable to noncontrolling interest	153	—	153	—
Net income attributable to LIN TV Corp.	$2,958	$8,271	$5,615	$15,416

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Stockholder’s Deficit and Comprehensive Income

(unaudited)

(in thousands, except share data)

				Investment in Parent Company’s	Additional		Accumulated Other	Total LIN Television Corporation
	Total	Common Stock		Common	Paid-In	Accumulated	Comprehensive	Stockholder’s	Noncontrolling	Comprehensive
	Deficit	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Deficit	Interest	Income
Balance as of December 31, 2010	$(131,432)	1,000	$—	$(7,869)	$1,110,343	$(1,205,967)	$(27,939)	$(131,432)	$—
Amortization of pension net loss, net of tax of $260	332	—	—	—	—	—	332	332	—	$332
Stock-based compensation	5,529	—	—	—	5,529	—	—	5,529	—	—
Issuance of LIN TV Corp. class A common stock (See Note 2 - “Acquisitions”)	4,773	—	—	—	4,773	—	—	4,773	—	—
Net income	5,768	—	—	—	—	5,615	—	5,615	153	5,768
Comprehensive income - September 30, 2011									$153	$6,100
Balance as of September 30, 2011	$(115,030)	1,000	$—	$(7,869)	$1,120,645	$(1,200,352)	$(27,607)	$(115,183)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Stockholders’ Deficit and Comprehensive Income

(unaudited)

(in thousands, except share data)

			Investment in
			Parent Company’s	Additional			Total
	Common Stock		Common	Paid-In	Accumulated	Accumulated Other	Stockholder’s	Comprehensive
	Shares	Amount	Stock, at cost	Capital	Deficit	Comprehensive Loss	Deficit	Income
Balance as of December 31, 2009	1,000	$—	$(7,869)	$1,104,690	$(1,242,465)	$(27,917)	$(173,561)
Amortization of pension net loss, net of tax of $112	—	—	—	—	—	171	171	$171
Reclassification of unrealized loss on cash flow hedge, net of tax of $1,603	—	—	—	—	—	2,516	2,516	2,516
Stock-based compensation	—	—	—	4,153	—	—	4,153
Net income	—	—	—	—	15,416	—	15,416	15,416
Comprehensive income - September 30, 2010								$18,103
Balance as of September 30, 2010	1,000	$—	$(7,869)	$1,108,843	$(1,227,049)	$(25,230)	$(151,305)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2011	2010
	(in thousands)
OPERATING ACTIVITIES:
Net income	$5,768	$15,416
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	19,837	21,127
Amortization of intangible assets	817	1,232
Amortization of financing costs and note discounts	2,858	3,440
Amortization of program rights	16,859	18,070
Program payments	(20,345)	(20,763)
Loss on extinguishment of debt	192	2,749
(Gain) loss on derivative instruments	(1,768)	2,584
Share of loss in equity investments	4,238	134
Deferred income taxes, net	12,839	9,444
Stock-based compensation	4,856	3,641
Loss (gain) from asset dispositions	409	(3,359)
Other, net	332	(129)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,183	(6,333)
Other assets	(261)	1,050
Accounts payable	670	425
Accrued interest expense	11,049	14,627
Other liabilities and accrued expenses	(5,866)	323
Net cash provided by operating activities	54,667	63,678

INVESTING ACTIVITIES:
Capital expenditures	(11,682)	(13,023)
Change in restricted cash	—	2,000
Payments for business combinations	(5,244)	(575)
Proceeds from the sale of assets	48	180
Payments on derivative instruments	(1,822)	(1,525)
Shortfall loan to joint venture with NBCUniversal	(1,408)	(4,079)
Other investments, net	(250)	(1,980)
Net cash used in investing activities, continuing operations	(20,358)	(19,002)
Net cash provided by investing activities, discontinued operations	—	660
Net cash used in investing activities	(20,358)	(18,342)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	673	512
Proceeds from borrowings on long-term debt	920	213,000
Principal payments on long-term debt	(9,666)	(255,855)
Payment of long-term debt issue costs	(310)	(4,887)
Net cash used in financing activities, continuing operations	(8,383)	(47,230)
Net cash used in financing activities, discontinued operations	—	(445)
Net cash used in financing activities	(8,383)	(47,675)

Net increase (decrease) in cash and cash equivalents	25,926	(2,339)
Cash and cash equivalents at the beginning of the period	11,648	11,105
Cash and cash equivalents at the end of the period	$37,574	$8,766

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of our Company, its subsidiaries, all of which are wholly-owned, and variable interest entities (“VIEs”) for which we are the primary beneficiary. We review all arrangements with third parties, including our local marketing agreements, shared services agreements and joint sales agreements, to evaluate whether consolidation of entities that are parties to such arrangements is required. We conduct our business through our subsidiaries and VIEs, and have no operations or assets other than our investment in our subsidiaries, VIEs and equity-method investments. A noncontrolling interest represents a third party’s proportionate share of the interest in certain of our consolidated entities.  All intercompany transactions and account balances have been eliminated in consolidation. We operate in one reportable segment.

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

On May 20, 2011, we acquired certain assets of WBDT-TV in the Dayton, OH market, and WBDT Television, LLC (“WBDT”) acquired other assets, including the FCC license of WBDT-TV as further described in Note 2 — “Acquisitions”.  During 2011, we also entered into a Joint Sales Agreement (“JSA”) and Shared Services Agreement (“SSA”) with WBDT. Under these agreements, we provide sales and administrative services to WBDT, have an obligation to reimburse certain of WBDT’s expenses, and we are compensated through a performance-based fee structure that provides us the benefit of certain returns from the operation of WBDT-TV.

We determined that upon the completion of the acquisition of certain assets of WBDT-TV, as further described in Note 2 — “Acquisitions”, WBDT is a VIE, and as a result of the JSA and SSA, we have a variable interest in WBDT. The sole business of WBDT is the ownership and operation of WBDT-TV. We are the primary beneficiary of that entity because of our obligation to reimburse certain of WBDT’s expenses that could result in losses that are significant to the VIE, the potential for us to participate in returns of WBDT-TV through a performance-based bonus, and our power to direct certain activities related to the operation of WBDT-TV, including its advertising sales, and certain of its programming, which significantly impact the economic performance of WBDT. Therefore, we consolidate WBDT within our consolidated financial statements.

The carrying amounts and classifications of the assets, liabilities and membership interest of WBDT, which have been included in our consolidated balance sheet as of September 30, 2011, were as follows (in thousands):

ASSETS
Current assets:
Cash	$237
Accounts receivable, net	1,099
Other current assets	3
Total current assets	1,339
Property and equipment, net	429
Program rights	1,749
Broadcast licenses and other intangible assets, net	7,817
Other assets	1
Total assets	$11,335

LIABILITIES AND MEMBER’S INTEREST
Current liabilities:
Current portion of long-term debt	$184
Accounts payable	862
Accrued expenses	89
Program obligations	227
Total current liabilities	1,362
Long-term debt, excluding current portion	644
Program obligations	1,991
Other liabilities	7,185
Total liabilities	11,182

Member’s interest	153
Total liabilities and member’s interest	$11,335

The assets of our consolidated VIE can only be used to settle the obligations of the VIE, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other liabilities of WBDT of $7.2 million serve to reduce the carrying value of the entity, to reflect the fact that as of September 30, 2011, LIN Television has an option described below that it may exercise if the FCC attribution rules change. The option would allow LIN Television to acquire the assets or membership interest of WBDT for a nominal exercise price, which is significantly less than the carrying value of the tangible and intangible net assets of WBDT. During the three and nine months ended September 30, 2011, $0.2 million was attributable to noncontrolling interest related to this VIE in our consolidated statement of operations. As of September 30, 2011, the noncontrolling interest on our consolidated balance sheet is $0.2 million.

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

Comprehensive Income

Our total comprehensive income includes net income and other comprehensive income items listed in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$3,111	$8,271	$5,768	$15,416
Amortization of pension net loss	120	57	332	171
Unrealized loss on cash flow hedge	—	—	—	2,516
Comprehensive income	3,231	8,328	6,100	18,103
Comprehensive income attributable to noncontrolling interest	153	—	153	—
Comprehensive income attributable to LIN Television	$3,078	$8,328	$5,947	$18,103

Recently Issued Accounting Pronouncements

In September 2011, there were revisions to the accounting standard for goodwill impairment tests. A company will now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The revisions are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted during 2011 if an entity’s financial statements have not yet been issued. We will early adopt this guidance effective December 31, 2011, and we do not expect it to have a material impact on our financial position or results of operations.

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

Note 2 — Acquisitions

On May 28, 2010, we entered into an SSA and related agreements with ACME Communications, Inc. (“ACME”) with respect to ACME’s television stations KWBQ-TV, KRWB-TV, and KASY-TV in the Albuquerque-Santa Fe, NM market; WBDT-TV in the Dayton, OH market; and WCWF-TV (f/k/a WIWB-TV) in the Green-Bay-Appleton, WI market. Additionally, we entered into a JSA with ACME for WBDT-TV and WCWF-TV. Concurrent with the execution of these agreements, we entered into an option agreement, giving us the right to acquire certain assets of the stations covered under these agreements, or giving ACME the right, starting in January 2013 and subject to certain conditions, including regulatory approval, to put any or all of those assets to us at the greater of a defined purchase price or the then-current fair market value.

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

On May 20, 2011, we completed our acquisition of WCWF-TV. We acquired WCWF-TV as part of our multi-channel strategy, which enables us to expand our presence in our local markets beyond that of a single television station. This added channel and distribution capacity allows us to appeal to a wider audience and market of advertisers, while also providing us with economies of scale within our station operations.

Also, on May 20, 2011, we completed the acquisition of certain station assets of WBDT-TV and entered into a JSA and SSA with WBDT. WBDT completed the acquisition of the other station assets of WBDT-TV, including the FCC license. In addition, we continue to provide certain services to ACME’s television stations KWBQ-TV, KRWB-TV and KASY-TV. Utilizing the assets in our existing markets to support the operations of another television station creates economies of scale to further leverage our existing infrastructure.

Total cash consideration for these acquisitions was $5.8 million, including $0.9 million contributed by WBDT, which was funded by a $0.9 million term loan from an unrelated third party as described further in Note 5 — “Debt”, and $0.6 million that was funded by us into an escrow account in 2010.  As part of the consideration, LIN TV also issued 1,150,000 shares of its class A common stock having a fair value of $4.8 million.

In connection with the acquisition, we recognized $0.4 million of goodwill. We also recognized $9.0 million of broadcast licenses and $1.0 million of finite-lived intangible assets. These finite-lived intangible assets are primarily comprised of network affiliation and retransmission consent agreements and have a weighted-average life of approximately 5 years. Additionally, we assumed net program obligations of $0.8 million pursuant to unfavorable contracts.

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by both us and WBDT (a consolidated VIE) in the acquisition (in thousands):

Goodwill	$396
Broadcast licenses and other intangible assets	9,986
Non-current assets	4,227
Long-term liabilities	(4,017)
Total	$10,592

Cash consideration	$5,819
Equity consideration	4,773
Total consideration	$10,592

Note 3 — Equity Investments

Joint Venture with NBCUniversal

We own an approximate 20% interest in Station Venture Holdings, LLC (“SVH”), a joint venture with NBCUniversal Media, LLC (“NBCUniversal”), and account for our interest using the equity method, as we do not have a controlling interest. SVH holds a 99.75% interest in Station Venture Operations, LP (“SVO”), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture. The following presents summarized financial information of SVH and SVO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Cash distributions to SVH from SVO	$14,763	$15,760	$42,424	$29,535

Income to SVH from SVO	$11,467	$15,457	$33,246	$40,429
Interest expense, net	(17,301)	(16,569)	(51,109)	(49,553)
Net loss of SVH	$(5,834)	$(1,112)	$(17,863)	$(9,124)

Net sales of SVO	$29,752	$31,956	$87,641	$95,096
Operating expenses of SVO	(18,493)	(18,565)	(54,526)	(55,925)
Income from operations of SVO	11,270	13,379	33,154	39,157
Net income of SVO	11,250	13,329	33,083	39,007

	September 30,
	2011	2010

Shortfall loans outstanding and accrued interest payable to LIN Television from SVH	$5,982	$4,225
Shortfall loans outstanding and accrued interest payable to NBCUniversal and General Electric from SVH	23,372	16,508

In 2008, we recorded an impairment charge that reduced the carrying value of our investment in SVH to $0. Subsequent to the reduction of the SVH carrying value to $0, and as a result of our guarantee of the debt financing provided by General Electric Capital Corporation (“GECC”) of SVH as further described in Note 11 — “Commitments and Contingencies”, we continue to track our share of the income or loss of SVH, but currently are not recording such loss in our financial statements until, or unless, our proportionate share of SVH losses exceeds previously recognized impairment charges.  When SVH generates income, we will begin recording our proportionate share of such income once it exceeds the operating losses not previously recognized in our financial statements.

We record any shortfall liability, pursuant to the shortfall funding agreements described further in Note 11 — “Commitments and Contingencies”, when it is probable and estimable that there will be a shortfall at the SVH level requiring funding from us.  As of December 31, 2010, we had a shortfall liability of $1.9 million recognized for all probable and estimable shortfall loans to the joint venture.

During the three months ended September 30, 2011, joint venture management provided us with a preliminary 2012 budget.  Also, during the three months ended September 30, 2011, NBCUniversal publicly discussed its intent to secure additional retransmission consent fees for the NBC owned television stations, which would include the joint venture stations that comprise SVO.

Based on that information, we believe the joint venture’s operating results in 2012 will improve as a result of, among other things, the upcoming 2012 election cycle, and NBC’s broadcast of the 2012 Summer Olympics and Superbowl XLVI. In September, 2011 we also learned that joint venture management has planned significant capital investments at the joint venture stations that will largely offset any expected 2012 increases in operating cash flows. As a result, we expect the joint venture to require additional shortfall loans in 2012 and into 2013. While there can be no assurances, we believe, that beginning in 2013, operating results will improve over 2012 as a result of further economic recovery, forecasted growth in retransmission consent fees, and further growth in digital revenues.

For these reasons, and based on our assumption that we and GE will continue to enter into future shortfall funding agreements, as of September 30, 2011, we estimate our share of debt service shortfalls to be approximately $1.3 million for the remainder of 2011 and approximately $3.3 million for 2012 and into 2013. Accordingly, during the three and nine months ended September 30, 2011, we have recognized additional shortfall liabilities of $3.0 million and $4.1 million, respectively, for our approximate 20% share of joint venture debt service shortfalls for the remainder of 2011, and during 2012 and into 2013.

During the three and nine months ended September 30, 2011, pursuant to the current shortfall funding agreement with General Electric Company (“GE”) as further described in Note 11 — “Commitments and Contingencies”, we funded shortfall loans in the aggregate principal amount of $0.4 million and $1.4 million, respectively, to the joint venture, representing our approximate 20% share of 2011 debt service shortfalls at the joint venture, and GE funded shortfall loans in the aggregate principal amount of $1.5 million and $5.5 million, respectively, to the joint venture, representing its approximate 80% share in 2011 debt service shortfalls at the joint venture. As a result, our remaining shortfall liability as of September 30, 2011 is $4.6 million for our approximate 20% share of estimated cash shortfalls for the remainder of 2011, and during 2012 and into 2013. While there can be no assurances, we believe cash shortfalls beyond the amounts currently accrued are not probable. However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party’s debt service shortfall.

Because of uncertainty surrounding the joint venture’s ability to repay shortfall loans, we concluded that it was more likely than not that the additional amounts recognized during the three and nine months ended September 30, 2011 for accrued shortfall loans will not be recovered within a reasonable period of time. Accordingly, we recognized charges of $3.0 million and $4.1 million, to reflect the impairment of the shortfall loans, which were classified as share of loss in equity investments in our consolidated statement of operations, during the three and nine months ended September 30, 2011, respectively. Additionally, during 2009 and 2010 we fully impaired all amounts recognized for shortfall loans to the joint venture. Therefore, the amounts receivable under the shortfall loans, and all accrued interest due from the joint venture, are carried at zero on our consolidated balance sheet as of September 30, 2011 and December 31, 2010. Should there be sufficient evidence in the future to suggest that collectability of the shortfall loans and accrued interest is reasonably certain, we would reverse the previously recognized impairment charges, reestablish notes receivable for all previously funded and accrued shortfall loans to the joint venture, and establish accrued interest receivable for all previously funded shortfall loans to the joint venture. For further information on recognition of shortfall funding liabilities, see Note 11 — “Commitments and Contingencies”.

Note 4 — Intangible Assets

The following table summarizes the carrying amounts of intangible assets (in thousands):

	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$117,655	$—	$117,259	$—
Broadcast licenses	400,786	—	391,801	—
Intangible assets subject to amortization (1)	15,404	(9,741)	14,403	(8,924)
Total intangible assets	$533,845	$(9,741)	$523,463	$(8,924)

(1)                      Intangible assets subject to amortization are amortized on a straight line basis and include acquired customer relationships, brand names, non-compete agreements, internal-use software, favorable operating leases, tower rental income leases, retransmission consent agreements and network affiliations.

There were no events during the nine months ended September 30, 2011 and 2010 that warranted an interim impairment test of our indefinite-lived intangible assets.

Note 5 — Debt

LIN TV guarantees all of our debt. All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee our senior secured credit facility (the “2009 senior secured credit facility”), 8 3/8% Senior Notes due 2018 (the “Senior Notes”), 6½% Senior Subordinated Notes due 2013 and 6½%  Senior Subordinated Notes — Class B due 2013 (together the “Senior Subordinated Notes”) on a joint-and-several basis.

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Senior Secured Credit Facility:
Revolving credit loans	$—	$—
Term loans	—	9,573
8 3/8% Senior Notes due 2018	200,000	200,000
6½% Senior Subordinated Notes due 2013	275,883	275,883
$141,316 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $2,412 and $3,512 as of September 30, 2011 and December 31, 2010, respectively	138,904	137,804
WBDT Television, LLC term loan due 2016	828	—
Total debt	615,615	623,260
Less current portion	184	9,573
Total long-term debt	$615,431	$613,687

On October 26, 2011, we entered into a credit agreement governing a senior secured credit facility (the “2011 senior secured credit facility”) with JP Morgan Chase Bank, N.A., Administrative Agent, and the banks and other financial institutions party thereto, which is filed as Exhibit 10.1 hereto. The 2011 senior secured credit facility is comprised of a six-year, $125.0 million term loan and a five-year, $75.0 million revolving credit facility, and bears interest at a rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus ½ of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin based upon our Consolidated Senior Secured Leverage Ratio, currently set at 3.00% and 2.00% for LIBOR based loans and ABR rate loans, respectively. Concurrent with the closing of the 2011 senior secured credit facility, we terminated the credit agreement governing the 2009 senior secured credit facility.

Additionally, on October 26, 2011, we issued a notice to redeem $109.1 million of our 6½% Senior Subordinated Notes, and $55.9 million of our 6½% Senior Subordinated Notes - Class B.  The redemption of these notes, at par, will be funded in part by proceeds from the term loan, the revolving credit facility and cash on hand. We expect the redemption to become effective during November 2011. The 2011 senior secured credit facility includes provisions for certain incremental term loan and revolving credit facilities that we may utilize to redeem the remaining outstanding Senior Subordinated Notes, at or prior to November 13, 2012. If we do not redeem, refinance or discharge the remaining Senior Subordinated Notes prior to November 13, 2012 (or enter into arrangements pursuant to which we will do so on or prior to December 31, 2012), the maturity of both the revolving credit loans and term loans under the 2011 senior secured credit facility will accelerate to November 13, 2012.

During the nine months ended September 30, 2011, we paid the remaining balance of $9.6 million on our term loans, and our available revolving credit commitments decreased from $76.1 million to $48.7 million under our 2009 senior secured credit facility, based on a computation of excess cash flow for the fiscal year ended December 31, 2010. As a result, we recorded a loss on extinguishment of debt of $0.2 million during the nine months ended September 30, 2011, consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans. Additionally, during the nine months ended September 30, 2011, WBDT, a consolidated VIE, entered into a term loan with an unrelated third party in an original principal amount of $0.9 million to fund a portion of the purchase price for the acquisition of certain assets of WBDT-TV. This term loan matures in equal quarterly installments through May 2016. LIN Television fully and unconditionally guarantees this loan.

During the nine months ended September 30, 2010, LIN Television completed an offering of its Senior Notes in an aggregate principal amount of $200.0 million.  Proceeds from the issuance of the Senior Notes were used to repay $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of the credit agreement governing the terms of our senior secured credit facility.  As a result, during the nine months ended September 30, 2010, we recorded a loss on extinguishment of debt of $2.7 million, consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt of the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	September 30, 2011	December 31, 2010

Carrying amount	$615,615	$623,260
Fair value	611,394	634,245

Note 6 — Derivative Financial Instruments

We have used derivative financial instruments in the management of our interest rate exposure for our long-term debt, principally our 2009 senior secured credit facility. In accordance with our policy, we do not enter into derivative instruments unless there is an underlying exposure and we do not enter into derivative financial instruments for speculative trading purposes.

During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans (the “2006 interest rate hedge”) to mitigate changes in our cash flows resulting from fluctuations in interest rates. The 2006 interest rate hedge effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus an applicable margin rate calculated under the 2009 senior secured credit facility, which we terminated on October 26, 2011 concurrent with our entry into the 2011 senior secured credit facility.  The 2006 interest rate hedge expired on November 4, 2011.

We have historically designated the 2006 interest rate hedge as a cash flow hedge. However, as a result of a repayment of $45.9 million of principal on our term loans during 2010, the 2006 interest rate hedge ceased to be highly effective in hedging the variable rate cash flows associated with our term loans; accordingly, all changes in fair value are now recorded to our consolidated statement of operations. We recorded a gain on derivative instruments of $0.6 million and $1.8 million for the three and nine months ended September 30, 2011, respectively.  Additionally, we recognized a gain of $(0.5) million for the three months ended September 30, 2011, and a loss of $2.6 million, which included a charge of $3.6 million for the reclassification of the fair value recognized in accumulated other comprehensive loss to our consolidated statement of operations, for the nine months ended September 30, 2010.

The fair value of the 2006 interest rate hedge liability was $0.2 million and $2.0 million as of September 30, 2011 and December 31, 2010, respectively, and is included in accrued expenses in our consolidated balance sheet. The fair value is calculated using the discounted expected future cash outflows from a series of three-month LIBOR strips through November 4, 2011, the same maturity date as our 2009 senior secured credit facility. The fair value of this derivative was calculated by using observable inputs (Level 2) as defined under the three-level fair value hierarchy.

The following table summarizes our derivative activity during the three and nine months ended September 30 (in thousands):

	(Gain) Loss on Derivative Instruments
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Mark-to-Market Adjustments on:
2006 interest rate hedge	$(565)	$(481)	$(1,768)	$2,584

	Other Comprehensive Income, Net of Tax
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Mark-to-Market Adjustments on:
2006 interest rate hedge	$—	$—	$—	$2,516

Note 7 — Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the three-level fair value hierarchy as of September 30, 2011 and December 31, 2010 (in thousands):

	Quoted prices in active markets	Significant observable inputs
	(Level 1)	(Level 2)	Total
September 30, 2011:
Assets:
Deferred compensation related investments	$523	$1,266	$1,789

Liabilities:
2006 interest rate hedge	$—	$198	$198
Deferred compensation related liabilities	$1,712	$—	$1,712

December 31, 2010:
Assets:
Deferred compensation related investments	$1,435	$577	$2,012

Liabilities:
2006 interest rate hedge	$—	$1,960	$1,960
Deferred compensation related liabilities	$2,010	$—	$2,010

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

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension (benefit) cost and the contributions to the 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net periodic pension (benefit) cost:
Interest cost	$1,495	$1,523	$4,484	$4,569
Expected return on plan assets	(1,700)	(1,611)	(5,100)	(4,834)
Amortization of pension net loss	197	94	592	282
Net periodic pension (benefit) cost:	$(8)	$6	$(24)	$17
Contributions:
401(k) Plan	$944	$785	$2,811	$2,557
Defined contribution retirement plans	48	180	120	180
Defined benefit retirement plans	1,850	2,600	4,175	3,500
Total contributions	$2,842	$3,565	$7,106	$6,237

We expect to make contributions of $0.8 million to our defined benefit retirement plans during the remainder of 2011. See Note 11 — “Retirement Plans” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2010 (“10-K”) for a full description of our retirement plans.

Note 9 — Restructuring

During the year ended December 31, 2010, we recorded a restructuring charge of $3.3 million as a result of the consolidation of certain activities at our stations and our corporate headquarters, which resulted in the termination of 66 employees. As of December 31, 2010, we had a remaining accrual of $0.9 million related to these restructuring actions. During the three and nine months ended September 30, 2011, we made cash payments of $54 thousand and $0.8 million, respectively, related to these restructuring actions and expect to make cash payments of $58 thousand during the remainder of 2011.

Note 10 — Income Taxes

We recorded a provision for income taxes of $2.3 million and $13.0 million for the three and nine months ended September 30, 2011, respectively, compared to a provision for income taxes of $5.7 million and $9.5 million for the three and nine months ended September 30, 2010, respectively. Our effective income tax rate for the nine months ended September 30, 2011 was 69.8%, compared to 38.2% for the nine months ended September 30, 2010. The increase in the tax provision was primarily a result of state tax legislation enacted in Michigan in May 2011, which repealed the Michigan business tax (“MBT”), and implemented a corporate income tax instead, effective January 2012.  As a result of the elimination of the MBT, certain future tax deductions that were available to be utilized beginning in 2015, and had been recognized as deferred tax assets in our financial statements, will not be deductible. Therefore, during the nine months ended September 30, 2011, we recognized incremental deferred income tax expense of $5.1 million, net of federal benefit, for the reversal of these previously established deferred tax assets.

As of December 31, 2010, we had a valuation allowance of $60.0 million placed against our deferred tax assets, of which $35.1 million related to federal net operating loss carryforwards generated from 1999 to 2002. It is reasonably possible that some or all of this federal valuation allowance related to 1999 to 2002 may decrease within the next 12 months, primarily due to the Company’s ability to generate sufficient taxable income prior to the expiration of those net operating loss carryforwards. Although realization is not assured, management believes that during the next 12 months it will become more likely than not that some or all of these deferred tax assets will be realizable. The Company expects that any such changes would have a material impact on its annual effective tax rate.

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

		Syndicated
	Operating Leases	Television
	and Agreements	Programming	Total
Year
2011	$20,365	25,918	$46,283
2012	22,198	23,313	45,511
2013	12,907	20,161	33,068
2014	9,630	9,795	19,425
2015	6,172	782	6,954
Thereafter	11,181	—	11,181
Total obligations	82,453	79,969	162,422
Less recorded contracts	—	31,577	31,577
Future contracts	$82,453	$48,392	$130,845

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

In January 2011, Comcast acquired control of the business of NBCUniversal, Inc. through acquisition of a 51% interest in NBCUniversal, LLC, while GE owns the remaining 49%. GECC remains a majority-owned subsidiary of GE, and LIN TV remains the guarantor of the GECC Note.

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

We recognize shortfall funding liabilities to the joint venture on our consolidated balance sheet when those liabilities become both probable and estimable, which results when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur and when we have reached or intend to reach a shortfall funding agreement covering the budgeted or forecasted period. For debt service shortfalls beyond the April 1, 2012 expiration of the 2011 Shortfall Funding Agreement, and in the absence of a renewed shortfall funding arrangement, we have the option, but not the obligation, to fund the entire amount of the shortfall. Our ability to provide such funding would be subject to amounts available pursuant to our existing and future covenants in our debt agreements. The source of such funds would likely be cash flows from operations. We do not believe any such future funding is probable as of September 30, 2011. As of December 31, 2010, we had a shortfall liability of $1.9 million recognized for all probable and estimable shortfall loans to the joint venture.

During the three months ended September 30, 2011, joint venture management provided us with a preliminary 2012 budget.  Also, during the three months ended September 30, 2011, NBCUniversal publicly discussed its intent to secure additional retransmission consent fees for the NBC owned television stations, which would include the joint venture stations that comprise SVO.

Based on that information, we believe the joint venture’s operating results in 2012 will improve as a result of, among other things, the upcoming 2012 election cycle, and NBC’s broadcast of the 2012 Summer Olympics and Superbowl XLVI. In September, 2011 we also learned that joint venture management has planned significant capital investments at the joint venture stations that will largely offset any expected 2012 increases in operating cash flows. As a result, we expect the joint venture to require additional shortfall loans in 2012 and into 2013. While there can be no assurances, we believe, that beginning in 2013, operating results will improve over 2012 as a result of further economic recovery, forecasted growth in retransmission consent fees, and further growth in digital revenues.

For these reasons, and based on our assumption that we and GE will continue to enter into future shortfall funding agreements, as of September 30, 2011, we estimate our share of debt service shortfalls to be approximately $1.3 million for the remainder of 2011 and approximately $3.3 million for 2012 and into 2013. Accordingly, during the three and nine months ended September 30, 2011, we have recognized additional shortfall liabilities of $3.0 million and $4.1 million, respectively, for our approximate 20% share of joint venture debt service shortfalls for the remainder of 2011 and during 2012 and into 2013.

Because of uncertainty surrounding the joint venture’s ability to repay shortfall loans, we concluded that it was more likely than not that the additional amounts recognized during the three and nine months ended September 30, 2011 for accrued shortfall loans will not be recovered within a reasonable period of time. Accordingly, we recognized charges of $3.0 million and $4.1 million, to reflect the impairment of the shortfall loans, which were classified as share of loss in equity investments in our consolidated statement of operations, during the three and nine months ended September 30, 2011, respectively. Additionally, during 2009 and 2010 we fully impaired all amounts recognized for shortfall loans to the joint venture. Therefore, the amounts receivable under the shortfall loans, and all accrued interest due from the joint venture, are carried at zero on our consolidated balance sheet as of September 30, 2011 and December 31, 2010. Should there be sufficient evidence in the future to suggest that collectability of the shortfall loans and accrued interest is reasonably certain, we would reverse the previously recognized impairment charges and reestablish notes receivable for all previously funded and accrued shortfall loans to the joint venture, and establish accrued interest receivable for all previously funded shortfall loans to the joint venture.

During the three and nine months ended September 30, 2011, pursuant to the 2011 Shortfall Funding Agreement with GE, we funded shortfall loans in the aggregate principal amount of $0.4 million and $1.4 million, respectively, to the joint venture, representing our approximate 20% share of 2011 debt service shortfalls at the joint venture, and GE funded shortfall loans in the aggregate principal amount of $1.5 million and $5.5 million, respectively, to the joint venture, representing its approximate 80% share of 2011 debt service shortfalls at the joint venture.  As a result, our remaining shortfall liability as of September 30, 2011 is $4.6 million for our approximate 20% share of estimated cash shortfalls for the remainder of 2011, and during 2012 and into 2013. While there can be no assurances, we believe cash shortfalls beyond the amounts currently accrued are not probable. However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party’s debt service shortfall.

Our ability to honor our shortfall loan obligations under the Shortfall Funding Agreements is limited by certain covenants contained in the 2011 senior secured credit facility and the indentures governing our Senior Notes and our Senior Subordinated Notes. Based on the current 2011 and 2012 forecast provided by joint venture management, and our forecast of total leverage and consolidated EBITDA during 2011 and into 2013, we expect to have the capacity within these restrictions to provide shortfall funding to the joint venture up to the $4.6 million of total accrued shortfall funding liabilities.

As of September 30, 2011, we had availability under applicable debt covenants to fund future shortfall loans as follows: (i) approximately $7.0 million of availability under the 2009 senior secured credit facility, (ii) approximately $1.0 billion of availability under the indentures governing our Senior Subordinated Notes, (iii) approximately $131.0 million of availability under the indenture governing our 8 3/8% Senior Notes.  Additionally, as of October 26, 2011, we had $50.0 million of availability under the 2011 senior secured credit facility.

The possibility exists that debt service shortfalls at the joint venture could exceed current expectations, including the possibility that neither GE nor Comcast will continue to fund a share of such debt service shortfall loans. Should circumstances arise in which we desire to make shortfall loans to the joint venture in excess of the limitations imposed by the covenants contained in the 2011 senior secured credit facility or the indentures, we could seek an amendment or waiver of such limitations, but there is no assurance that we would be able to obtain such amendment or waiver on a timely basis, or at all, or on terms satisfactory to us. For further information see Item 1A. Risk Factors “The GECC note could result in significant liabilities, including (i) requiring us to make short-term cash payments to the NBCUniversal joint venture to fund interest payments and (ii) potentially giving rise to the acceleration of our existing indebtedness, which would cause such existing indebtedness to become immediately due and payable” in our 10-K.

If we are unable to make payments under the Shortfall Funding Agreements, or any future joint venture debt service shortfalls, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default. An event of default under the GECC Note will occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due and payable, or to pay the principal amount on the maturity date. If the joint venture fails to pay interest on the GECC Note, and no shortfall loan to fund the interest payment is made within 90 days of the date due and payable, an event of default would occur and GECC could accelerate the maturity of the entire amount due under the GECC Note. Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBCUniversal and us. Upon an event of default under the GECC Note, GECC’s only recourse is to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the GECC Note.

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

Although we believe the probability is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note, there can be no assurances that such an event of default will not occur. There are no financial or similar covenants in the GECC Note. In addition, since both GE and LIN Television have agreed to fund interest payments through April 1, 2012, if the joint venture is unable to generate sufficient cash to service interest payments on the GECC Note, GE and LIN Television are able to control the occurrence of a default under the GECC Note. Since 2009, LIN Television and its joint venture partners have prevented the occurrence of a default by entering into shortfall funding agreements and funding shortfall loans to the joint venture as further described above.

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

Note 12 — Related Party

As a result of the shares issued by LIN TV to ACME as part of the consideration for WCWF-TV and certain assets of WBDT-TV, as described in Note 2 — “Acquisitions”, ACME became a related party to us. With respect to the SSA we have with ACME’s television stations KWBQ-TV, KRWB-TV, and KASY-TV in the Albuquerque-Santa Fe, NM market, we earned $0.2 million in service fee income for the three months ended September 30, 2011, and $0.3 million in service fee income since the May 20, 2011 acquisition date during the nine months ended September 30, 2011.

We have a noncontrolling investment in an interactive service provider that hosts our web sites.  During the three months ended September 30, 2011, we incurred charges from, and made cash payments to, the provider of $0.6 million and during the nine months ended September 30, 2011, we incurred charges from, and made cash payments to, the provider of $1.9 million, for web hosting services and web site development and customization. Additionally, during the three and nine months ended September 30, 2010, we incurred charges of $0.4 million and $0.9 million, respectively, and made cash payments of $1.3 million and $1.9 million, respectively, for web hosting services and web site development and customization.

Note 13 — Subsequent Event

On November 7, 2011, LIN TV announced a stock repurchase program for the purchase of up to $25.0 million of its class A common stock over a 12 month period. The class A common stock acquired through the repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, stock option exercises or other employee and director stock plans.

On October 26, 2011, LIN Television entered into the 2011 senior secured credit facility with JP Morgan Chase Bank, N.A., Administrative Agent, and the banks and other financial institutions party thereto. The 2011 senior secured credit facility is comprised of a six-year, $125.0 million term loan and a five-year, $75.0 million revolving credit facility. Concurrent with the closing of the 2011 senior secured credit facility, we terminated the credit agreement governing the 2009 senior secured credit facility. Additionally, on October 26, 2011, we issued a notice to redeem $109.1 million of our 6½% Senior Subordinated Notes, and $55.9 million of our 6½% Senior Subordinated Notes - Class B.  The redemption of these notes will be funded in part by proceeds from the term loan, the revolving credit facility and cash on hand. We expect the redemption to become effective during November 2011. For further information see Note 5 — “Debt”.