Form 10-K
period 2011-12-31
LIN TELEVISION CORP; LIN TV CORP.
filed 2012-03-15
CIK 931058, 1166789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the last reported sale price of the registrant's class A common stock on June 30, 2011 on the New York Stock Exchange) was approximately $275 million.

Document Description	Form 10-K
Portions of the Registrant's Proxy Statement on Schedule14A for the Annual Meeting of Stockholders to be held on May 22, 2012	Part III

DOCUMENTS INCORPORATED BY REFERENCE

NOTE:

          This combined Form 10-K is separately filed by LIN TV Corp. and LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction I(1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

          LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding as of March 7, 2012: 32,934,118 shares.

          LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding as of March 7, 2012: 23,401,726 shares.

          LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding as of March 7, 2012: 2 shares.

          LIN Television Corporation common stock, $0.01 par value, issued and outstanding as of March 7, 2012: 1,000 shares.

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

  •
  our guarantee of the General Electric Capital Corporation ("GECC") Note (as defined herein);

  •
  economic conditions, including adverse changes in the national and local economies in which our stations operate and volatility and disruption of the capital and credit markets;

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

  •
  effects of our control relationships, including the control that HM Capital Partners I LP ("HMC") and its affiliates have with respect to corporate transactions and activities we undertake;

  •
  adverse state or federal legislation or regulation or adverse determinations by regulators, including adverse changes in, or interpretations of, the exceptions to the Federal Communications Commission ("FCC") duopoly rule and the allocation of broadcast spectrum;

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

PART I

Item 1.    Business

Overview

        LIN TV Corp. ("LIN TV") is a local multimedia company that operates or services 32 network-affiliates, television station web sites and mobile products in 15 U.S. markets, with multiple network-affiliates in 12 markets. Our highly-rated television stations deliver superior local news and community stories, along with top-rated sports and entertainment programming, to 7.4% of U.S. television homes. All of our television stations are affiliated with a national broadcast network and are primarily located in the top 75 Designated Market Areas ("DMA") as measured by Nielsen Media Research ("Nielsen"). We are a leader in the convergence of local broadcast television and the Internet and offer innovative online technologies and solutions that deliver measurable results to advertisers. In this report, the terms "Company," "we," "us" or "our" mean LIN TV Corp. and all subsidiaries included in our consolidated financial statements. Our class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "TVL".

        We provide free, over-the-air broadcasts of our programming 24 hours per day to the communities we are licensed to serve. We are committed to serving the public interest by making advertising time available to political candidates, by providing free daily local news coverage, making public service announcements and broadcasting children's programming.

        We seek to have the largest local media presence in each of our local markets by combining strong network and syndicated programming with leading local news, and by pursuing our multi-channel strategy. We also deliver our content online and on mobile applications, which we believe could provide a significant revenue stream to the television broadcasting industry. Mobile digital broadcast television enables consumers to watch live television on their laptops, smartphones, tablet computers and other mobile devices. We expect over-the-air television delivered to mobile and out-of-home devices in our local markets to meet the growing demand of on-the-go consumers. Additionally, we invest in companies that focus on emerging media and interactive technologies to expand our local multi-platform and digital product offerings.

Development of Our Business

Ownership and organizational structure

        We are a Delaware corporation incorporated on February 11, 1998. Our Company (including its predecessors) has owned and operated television stations since 1966. LIN Television Corporation ("LIN Television"), our wholly-owned subsidiary, is a Delaware corporation and was incorporated on June 18, 1990. On May 3, 2002, we completed our initial public offering and our class A common stock began trading on the NYSE. Our corporate offices are at One West Exchange Street, Suite 5A, Providence, Rhode Island 02903.

        We have three classes of common stock. The class A common stock and the class C common stock are both voting common stock, with the class C common stock having 70% of the aggregate voting power. The class B common stock is held by current and former affiliates of HMC and has no voting rights, except that without the consent of a majority of the class B common stock, we cannot enter into a wide range of corporate transactions.

        This capital structure allowed us to issue voting stock while preserving the pre-existing ownership structure in which the class B stockholders did not have an attributable ownership interest in our television broadcast licenses pursuant to the rules of the FCC.

        The following diagram summarizes our corporate structure as of March 7, 2012:

        All of the shares of our class B common stock are held by affiliates of HMC or former affiliates of HMC. The class B common stock is convertible into class A common stock or class C common stock in various circumstances. The class C common stock is also convertible into class A common stock in certain circumstances. If affiliates of HMC converted their shares of class B common stock into shares of class A common stock and the shares of class C common stock were converted into shares of class A common stock as of March 7, 2012, the holders of the converted shares of class C common stock would own less than 0.01% of the total outstanding shares of class A common stock and resulting voting power, and the affiliates of HMC would own 41.5% of the total outstanding shares of class A common stock and resulting voting power.

Our television stations

        We own, operate or service 32 network-affiliates, including two affiliates pursuant to local marketing agreements, three affiliates pursuant to shared services agreements and one low-power station, which is affiliated with a national network and operates as a stand-alone station. We also have an equity investment in two other stations through a joint venture. The following table lists the network-affiliates that we own, operate or service, or in which we have an equity investment:

Market	DMA Rank(1)	Station	Affiliation(s)	Digital Channel	Status(2)	FCC license expiration
Indianapolis, IN	26	WISH-TV(3)	CBS	9		8/1/2013
		WNDY-TV	MNTV	32		8/1/2013
Hartford-New Haven, CT	30	WTNH-TV	ABC	10		4/1/2015
		WCTX-TV	MNTV	39		4/1/2015
Grand Rapids-Kalamazoo-Battle Creek, MI	42	WOOD-TV(3)	NBC	7		10/1/2013
		WOTV-TV	ABC	20		10/1/2013
		WXSP-CD	MNTV	Various		10/1/2013
Norfolk-Portsmouth-Newport News, VA	43	WAVY-TV(3)	NBC	31		10/1/2012
		WVBT-TV	FOX	29		10/1/2012
Albuquerque, NM	45	KRQE-TV(3)	CBS	13		10/1/2014
		KASA-TV(3)	FOX	27		10/1/2014
		KWBQ-TV(3)	CW	29	SSA	10/1/2014
		KASY-TV	MNTV	45	SSA	10/1/2014
Austin, TX	47	KXAN-TV	NBC	21		8/1/2014
		KNVA-TV(3)	CW	49	LMA	8/1/2014
		KBVO-TV(4)	MNTV	27		8/1/2014
Buffalo, NY	51	WIVB-TV	CBS	39		6/1/2015
		WNLO-TV	CW	32		6/1/2015
Providence, RI-New Bedford, MA	53	WPRI-TV	CBS	13		4/1/2015
		WNAC-TV	FOX	12	LMA	4/1/2007	(5)
		WNAC-TV-D2	MNTV	12.2		4/1/2007	(5)
Mobile, AL/Pensacola, FL	60	WALA-TV	FOX	9		4/1/2013
		WFNA-TV	CW	25		4/1/2013
Dayton, OH	63	WDTN-TV	NBC	50		10/1/2013
		WBDT-TV	CW	26	SSA/JSA	10/1/2013
Green Bay-Appleton, WI	69	WLUK-TV(3)	FOX	11		12/1/2013
		WCWF-TV	CW	21		12/1/2013
Fort Wayne, IN	109	WANE-TV	CBS	31		8/1/2013
Springfield-Holyoke, MA	114	WWLP-TV(3)	NBC	11		4/1/2015
Terre Haute, IN	154	WTHI-TV(3)	CBS	10		8/1/2013
		WTHI-TV-D2	FOX	10.2		8/1/2013
Lafayette, IN	188	WLFI-TV	CBS	11		8/1/2013
NBCUniversal/LIN Joint Venture:
Dallas-Fort Worth, TX	5	KXAS-TV	NBC	41	JV	8/1/2006	(5)
San Diego, CA	28	KNSD-TV	NBC	40	JV	12/1/2006	(5)

(1)
DMA estimates and rankings are taken from Nielsen Local Universe Estimates for the 2011-2012 Broadcast Season, effective September 24, 2011. There are 210 DMAs in the United States. All Nielsen data included in this report represents Nielsen's estimates, and Nielsen has neither reviewed nor approved the data included in this report.

(2)
We own and operate all of our network-affiliates except for those (i) noted as "LMA" which indicates stations to which we provide services under a local marketing agreement (see "Distribution of Programming—Local marketing agreements" for a description of these agreements), (ii) noted as "SSA" which indicates stations to which we provide technical, engineering, promotional, administrative and other operational support services under a shared services agreement, (iii) noted as "JSA" which indicates stations to which we provide advertising sales services under a joint sales agreement (see "Principles Sources of Revenue—Other revenues" for a description of these agreements) and (iv) noted as "JV" which indicates stations owned and operated by a joint venture to which we are a party.

(3)
WISH-TV includes a low-power station, WIIH-CD. WOOD-TV, WAVY-TV, KNVA-TV, KRQE-TV, KASA-TV, WLUK-TV, WWLP-TV and WTHI-TV each includes a group of low-power stations. KRQE-TV includes two satellite stations, KBIM-TV and KREZ-TV. KWBQ-TV includes one satellite station KRWB-TV. We own, operate or service all of these satellite stations and low-power stations, which broadcast either identical programming as the primary station or programming specific to such channel.

(4)
KBVO-TV is a full power satellite station of KXAN-TV and its primary affiliate is MyNetworkTV.

(5)
License renewal applications have been filed with the FCC and are currently pending. For further information on license renewals, see "Federal Regulation of Television Broadcasting—License Renewals".

        For more information about our joint venture with NBCUniversal, see "Joint Venture with NBCUniversal" below and Item 1A. "Risk Factors—The GECC Note could result in significant liabilities including (i) requiring us to make short-term cash payments to the NBCUniversal joint venture to fund interest payments and (ii) potentially giving rise to the acceleration of our existing indebtedness, which would cause such existing indebtedness to become immediately due and payable," as well as the description in Note 15—"Commitments and Contingencies" to our consolidated financial statements.

Recent Acquisitions and Discontinued Operations

        On November 22, 2011, we acquired a 57.6% interest, (a 50.1% interest calculated on a fully diluted basis) in Nami Media, Inc. ("Nami Media"), a digital advertising management and technology company based in Los Angeles, CA. Nami Media serves the growing marketplace of online traffic quality management in cost per click ("CPC") advertising. Our investment in Nami Media fills a niche in our growing suite of digital product offerings and furthers the goal to be advertisers' preferred choice for multiplatform marketing opportunities. Additionally, on May 20, 2011, we acquired the assets of WCWF-TV in Green Bay, WI and certain assets of WBDT-TV in Dayton, OH. For additional information on these acquisitions, see Note 2—"Acquisitions" to our consolidated financial statements.

        On October 21, 2011, we reached an agreement to sell WWHO-TV, in Columbus, OH, and we completed the sale on February 16, 2012. Additionally, on January 3, 2012, we entered into an agreement for the sale of substantially all of the assets of WUPW-TV to WUPW, LLC. This transaction is subject to certain closing conditions, and is expected to close during 2012. For additional information on these discontinued operations, see Note 3—"Discontinued Operations" to our consolidated financial statements.

Description of Our Business

        Our vision is to be the market-leading local multimedia company and consumers' and advertisers' preferred choice for unique, innovative and relevant content on all platforms. We are evolving the business of media through strategic planning and initiatives that have transformed how our local communities consume our content.

        The principal components of our strategy include:

  •
  Sustain Our Local News Leadership.  In 2011, we operated the number one or number two local news station in 80% of our news markets(1), 93% of our measured web sites ranked number one or number two versus our measured local broadcast competitors for unique visitors and page views(2), and we earned several of our industry's top awards. The strength of our local news brands is a result of our ability to produce the highest quality and quantity of local content on a 24/7 real-time basis and offer unique selling propositions for our advertisers. For example, the modernization of our newsrooms into multimedia content centers with trained journalists who have a wide range of skills, including video camera operation, writing and editing, has resulted in more content and better coverage. Also during the year, we launched high definition ("HD") newscasts at five of our television stations. We now have 16 television stations fully-equipped with HD equipment for the premium broadcast of local, network, syndicated and commercial content, with plans for more in 2012. We believe that strong local news programming is among the most important elements in building loyalty amongst viewers and attracting local advertising revenue.

  •
  Maximize Our Operating Efficiencies.  We continued to achieve company-wide operating efficiencies through economies of scale in the purchase of programming, ratings services, research services, national sales representation, capital equipment and other vendor services in 2011. Our two regional technology centers centralized the engineering, operations and administrative functions for

(1)
Average of LIN Media's 2011 Nielsen Ratings Based on Key Demographics: February, May and November. Monday-Friday, Early Morning, Early Evening, Late News.
(2)
comScore media metrics data; December 2011.

    all of our major mid-west, New England and mid-Atlantic television stations, which has effectively reduced capital costs. Also in 2011, we finalized the transition of all of our television sales, traffic, promotions and billings to a new state-of-the-art software platform that provides better insight and control, while generating cost savings. Our use of new technology to streamline operations has also further modernized our newsrooms and created a standardized and instantaneous reporting culture that drives cost reduction and efficiency.

  •
  Expand Our Digital Products & Services.  We continue to focus on bringing innovative products to market and building our digital assets. In 2011, we launched our version 2.0 iPad app, as well as citizens' journalism technology that allows our viewers to participate in the newsgathering process and instantaneously upload photos and videos to our stations' news desks right from mobile devices. RMM, our online advertising and media services business, expanded its unique service offerings with the launch of an "Agency Alliance Program" as well as two new video advertising solutions that offer advertisers greater control of their audience, content, and technology. Also, in 2011, we entered into a joint venture with CultureMap Austin, a new daily digital magazine that focuses on culture and lifestyle, and acquired a majority ownership position in Nami Media, a digital advertising management and technology company based in Los Angeles, CA, that specializes in performance marketing, one of the fastest growing areas of Internet advertising. Both strategic investments will help differentiate our company, monetize our products, and become a more significant player in the digital media space. Finally, an important part of our strategy is to constantly evaluate technology that will enhance our users' experience. As a result, we launched a new photo gallery and a new video player that showcased a larger library of local and syndicated video, as well as improved the video viewing experience.

  •
  Grow Our Revenue Share Through a Focus on Local Programming.  We are committed to improving the quality of our existing programs, developing new local programs, and generating new sources of revenue. Local programming allows us to leverage our existing production teams and on-air talent while limiting our exposure to long-term syndicated programming contracts. It also allows us to be more creative and offer unique local marketing solutions beyond :30 and :60 second spots to local advertisers. In addition, local programming provides differentiated proprietary content for our local websites and mobile products. In 2011, we launched our 11th local lifestyle program in the Buffalo, NY market. We added approximately 1,350 more local programming hours in 2011, as compared to 2010. We believe that our commitment to localism continues to build brand loyalty and differentiate us from our competition.

  •
  Continue to Pursue Our Multi-Channel Strategy.  We believe our spectrum has value beyond traditional television channels, and digital technology enables us to separate a portion of that spectrum for incremental services. We have been actively exploring uses of that spectrum and reinventing existing channels to better meet the needs of our community. In 2011, we launched Bounce TV, the nation's first over-the-air broadcast network designed for African-American audiences, in five of our markets, and Antenna TV, a new digital multicast network featuring classic television shows and movies, in Ft. Wayne, IN. In addition, our top-rated CBS station in Terre Haute, IN launched a new FOX affiliate on its digital channel. The powerful combination of both FOX and CBS is great for both our viewers and our advertisers. Our President and Chief Executive Officer is also President of the Open Mobile Video Coalition, an organization focused on developing technology to provide live, local and national over-the-air digital television to consumers via next-generation portable and mobile devices. Our multi-channel strategy helps us appeal to a wider audience and market of advertisers while providing economies of scale to provide these additional programming services at a low incremental cost.

  •
  Secure Subscriber Fees from Pay-Television Operators.  According to Nielsen, cable, satellite television and telecommunications companies currently provide video program services to approximately 90% of total U.S. television households(3). The surge of competition from satellite and telecommunications companies, combined with our strong local and national programming, provides us with compelling negotiating positions to obtain compensation for our channels. It is of critical importance to the broadcast industry that pay-television operators pay subscriber fees that are commensurate with the superior ratings our channels achieve relative to cable channels. We have successfully negotiated and will continue to negotiate with pay-television operators in our local markets to ensure we receive our fair share of subscription fees.

  •
  Provide Superior Community Service.  Our model of community service exemplifies broadcasting's great value and responsibility to the local community. We provide programming that is responsive to commuity needs, such as, emergency alerts, closed captioning for hearing impaired viewers, and children's programming. In addition, we support numerous non-profit organizations, programs and events that help make the communities we serve better, stronger, and more vibrant places to live, work, and do business. We believe it is critically important to ensure the dynamic future of our industry, which is why we have been awarding two-year scholarships to ambitious students interested in a wide spectrum of fields in or relating to broadcast television since 1998. In 2011, we announced the expansion of our Minority Scholarship and Training Program to include a new two-year scholarship and internship for minority students pursuing a career in digital media. The decision to expand the program reflects the continued growth of our digital business and our commitment to promoting diversity in the workplace, which deepens the connections to our local communities.

Principal Sources of Revenue

Local, national and political advertising revenues

        We generate local, national and political advertising revenues principally from advertising time sold in our local news, network and syndicated programming. In general, advertising rates are based upon a variety of factors, including:

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

Retransmission consent fees

        We have retransmission consent agreements with cable, satellite and telecommunications providers from which we earn retransmission consent fees for the right to carry our signals in their pay television services to consumers.

Television station web site revenues

        We generate revenues through advertisements on our television stations' web sites and mobile applications.

(3)
Nielsen 2011-2012 Universe Estimates. Media Related TV Households and Penetrations by DMA; November 2011.

Interactive revenues

        We generate interactive revenues primarily by providing online advertising and media services through our online advertising and media services business, RMM, and Nami Media, our digital advertising management and technology company.

Other revenues

        Other revenues include network compensation that we historically received from ABC, CBS and NBC for our carriage of their network programming. However, due to the prevailing trends in our industry, our recent agreements with these networks now reflect the elimination of network compensation payments to us and/or require that we pay compensation to the network. Occasionally, we barter our unsold advertising inventory for goods and services that are required to operate our television stations or are used in sales and marketing efforts. We also acquire certain syndicated programming by providing a portion of the available advertising inventory within the program, in lieu of cash payments.

        Additionally, we receive other revenues from sources such as renting space on our television towers, renting our production facilities, copyright royalties and providing television production services. Finally, we earn fee income through shared services agreements for three stations located in the Albuquerque-Santa Fe and Dayton markets, under which we provide technical, engineering, promotional, administrative and other operational support services from our stations that we own and operate within each of those markets. We also have a joint sales agreement for the station in the Dayton market, pursuant to which we provide advertising sales services.

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

  •
  Digital subchannel content affiliations or agreements such as "Bounce TV", "Antenna TV" and "CoolTV"; and

  •
  Local Weather Station: we provide a 24-hour weather channel to local cable systems in certain of our television markets.

Locally produced news and general entertainment programming

        Our network-affiliates produce an aggregate of 554 hours of local news programming per week that we broadcast on all but three of our network-affiliates. Local news programming also allows us greater control over our programming costs.

        Our current network affiliations and number of weekly hours of network, local news and other local programming are as follows:

Network	DMA	DMA Rank	Station	Weekly Hours of Network Programming	Weekly Hours of Local News Programming	Weekly Hours of Other Local Programming	Network Affiliation End Date
ABC	Hartford-New Haven, CT	30	WTNH-TV	86	29	3	8/31/2017
	Grand Rapids-Kalamazoo-Battle Creek, MI	42	WOTV-TV	86	9	1	8/31/2017
CBS	Indianapolis, IN	26	WISH-TV	92	35	7	12/31/2014
	Albuquerque, NM	45	KRQE-TV	100	31	1	12/31/2014
	Buffalo, NY	51	WIVB-TV	100	28	1	12/31/2014
	Providence, RI-New Bedford, MA	53	WPRI-TV	100	32	1	12/31/2014
	Fort Wayne, IN	109	WANE-TV	94	25	1	12/31/2014
	Terre Haute, IN	154	WTHI-TV	94	25	1	12/31/2014
	Lafayette, IN	188	WLFI-TV	94	23	1	12/31/2017
NBC	Grand Rapids-Kalamazoo-Battle Creek, MI	42	WOOD-TV	98	32	7	1/1/2013
	Norfolk-Portsmouth-Newport News, VA	43	WAVY-TV	96	35	6	1/1/2013
	Austin, TX	47	KXAN-TV	95	31	1	1/1/2013
	Dayton, OH	63	WDTN-TV	95	30	1	1/1/2013
	Springfield-Holyoke, MA	114	WWLP-TV	96	34	6	1/1/2013
FOX	Norfolk-Portsmouth-Newport News, VA	43	WVBT-TV	26	5	3	6/30/2013
	Albuquerque, NM	45	KASA-TV	26	14	6	6/30/2013
	Providence, RI-New Bedford, MA	53	WNAC-TV	26	10	7	6/30/2013
	Mobile, AL/Pensacola, FL	60	WALA-TV	26	32	6	6/30/2013
	Green Bay-Appleton, WI	69	WLUK-TV	26	43	7	6/30/2013
	Terre Haute, IN	154	WTHI-TV-D2	26	3	—	12/31/2014
CW	Austin, TX	47	KNVA-TV	20	4	—	9/17/2016
	Buffalo, NY	51	WNLO-TV	28	14	6	9/17/2016
	Mobile, AL/Pensacola, FL	60	WFNA-TV	20	—	—	9/17/2016
	Dayton, OH	63	WBDT-TV	20	4	—	9/17/2016
	Green Bay-Appleton, WI	69	WCWF-TV	20	—	1	9/17/2016
MyNetworkTV	Indianapolis, IN	26	WNDY-TV	13	10	2	9/28/2014
	Hartford-New Haven, CT	30	WCTX-TV	10	9	1	9/28/2014
	Grand Rapids-Kalamazoo-Battle Creek, MI	42	WXSP-CD	10	4	—	9/28/2014
	Austin, TX	47	KBVO-TV	10	3	1	9/28/2014
	Providence, RI-New Bedford, MA	53	WNAC-TV-D2	10	—	1	9/28/2014

				1,643	554	79

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

Syndicated programming

        We acquire the rights to programs for time periods in which we do not air our local news or network programs. These programs generally include first-run syndicated programs, such as "Jeopardy", "Entertainment Tonight" or "Wheel of Fortune", or reruns of current or former network programs, such as "Criminal Minds" or "How I Met Your Mother". We pay cash for these programs or exchange advertising time within the program for the cost of the program rights. We compete with other local television stations to acquire these programs. In addition, a television viewer can now choose to watch many of these programs on national cable networks or purchase these programs on DVDs or via downloads to computers, mobile video devices or web-based video players, which increases fragmentation of our local television audience.

Distribution of Programming

        The programming that airs on our television stations can reach the television audience by one or more of the following distribution systems:

  •
  Full-power television stations, including stations we operate under local marketing agreements;

  •
  Cable television systems;

  •
  Satellite television systems;

  •
  Telecommunications systems;

  •
  Internet, mobile and other digital services;

  •
  Low-power television stations; and

  •
  Digital channels.

Full-power television stations

        We own, operate or service 31 full-power television stations that operate on digital over-the-air channels 7 through 50. Our full-power television stations include two full-power stations for which we provide programming, sales and other related services under local marketing agreements, and three full-power stations for which we provide technical, engineering, promotional, administrative and other operational support services under shared services agreements (for one of these stations we also provide advertising sales services under a joint sales agreement). See "Our television stations" for a listing of our full-power television stations.

        The FCC television licenses for the two full-power television stations for which we provide programming, sales and other related services under local marketing agreements ("LMAs") are not owned by us. Revenues generated by these stations contributed 4%, 4% and 5% to our net revenues for the years ended December 31, 2011, 2010 and 2009, respectively. We incur programming costs, operating costs and capital expenditures related to the operation of these stations, and retain all advertising revenues. In Providence and Austin, the two local markets where these stations are located, we own and operate another station. These LMA stations are an important part of our multi-channel strategy. We have purchase options to acquire the FCC licenses for the LMA stations in Providence and Austin, which are exercisable if the legal requirements limiting ownership of these stations change.

Cable, satellite television and telecommunications systems

        According to Nielsen, cable, satellite television and telecommunications companies currently provide video program services to approximately 90% of total U.S. television households, with cable and telecommunications companies serving 60% of U.S. households and direct broadcast satellite ("DBS") providers serving 30%. As a result, cable, satellite television and telecommunications companies are not only primary competitors, but the primary means by which our television audience views our television stations. Most of our stations are distributed pursuant to retransmission consent agreements with multichannel video program distributors that operate in markets we serve. As of December 31, 2011, we had retransmission consent agreements with 115 distributors, including 111 Multiple System Operators ("MSOs") and regional telecommunications companies, the two major satellite television providers, and two national telecommunications providers. For an overview of FCC regulations governing carriage of television broadcast signals by multichannel video program distributors ("MVPDs"), see "Federal Regulation of Television Broadcasting—Cable and Satellite Carriage of Local Television Signals."

Internet, mobile and other digital services

        We operate television station web sites in 15 U.S. markets and offer a growing portfolio of Internet-based products and services that provide traditional and new audiences around-the-clock access to our trusted local news and information. We launched our mobile business in 2009 with iPhone and BlackBerry smartphone applications and we have since launched Android and iPad applications. In addition, we launched SMS/text messaging, video blogging and other advanced interactive features that further extend the distribution of our content.

Low-power television stations

        We own and operate a number of low-power television stations. We operate these stations either as a stand-alone or satellite stations. These low-power broadcast television stations are licensed by the FCC to provide service to substantially smaller areas than those of full-power stations.

        In eight of our markets, Albuquerque, Austin, Grand Rapids, Green Bay, Indianapolis, Springfield, Terre Haute and Norfolk-Portsmouth-Newport News, we use our low power stations to extend the geographic reach of our primary stations in these markets. In Grand Rapids, we affiliated WXSP-CD, a group of low-power television stations, with MyNetworkTV, to cover substantially all of the local market.

Seasonality of Our Business

        Our advertising revenues are generally highest in the second and fourth quarters of each calendar year, due to higher advertising in the spring season and in the period leading up to and including the end-of-year holiday season. Our operating results are also significantly affected by annual cycles, as advertising revenues are generally higher in even-numbered years due to additional revenues associated with political advertising related to local and national elections, and incremental advertising revenues associated with Olympic broadcasts.

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

        The joint venture is the obligor on an $815.5 million non-amortizing senior secured note due 2023 to GECC (the "GECC Note"). The GECC Note bears interest at a rate of 8% per annum until March 1, 2013 and 9% per annum thereafter. LIN TV has guaranteed the payment of principal and interest on the GECC Note.

        In January 2011, Comcast Corporation acquired control of the business of NBCUniversal and now owns and controls 51% of NBCUniversal, LLC, while a wholly-owned subsidiary of General Electric Company ("GE") owns the remaining 49%. GECC remains a wholly-owned subsidiary of GE.

        In light of the adverse effect of the recent economic downturn on the joint venture's operating results, we entered into an agreement with NBCUniversal in 2009, which covered the period from March 6, 2009 through April 1, 2010, and in 2010 we entered into a second agreement, which covered the period from April 2, 2010 through April 1, 2011. These agreements provided that: (i) we and NBCUniversal waived the requirement that the joint venture maintain debt service reserve cash balances of at least $15 million; (ii) the joint venture would use a portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note in 2009 and 2010; (iii) NBCUniversal agreed to defer its receipt of 2008, 2009 and 2010 management fees; and (iv) we agreed that if the joint venture did not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBCUniversal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.

        On March 14, 2011, we and GE entered into an agreement covering the period from April 2, 2011 through April 1, 2012 (the "2011 Shortfall Funding Agreement"). Under the terms of the 2011 Shortfall Funding Agreement, we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2012, we and GE would each provide the joint venture with a shortfall loan. Any shortfall loans funded by us under the 2011 Shortfall Funding Agreement are calculated on the basis of our percentage of economic interest in the joint venture, and GE's share of shortfall loans is calculated on the basis of NBCUniversal's percentage of economic interest in the joint venture. Solely to enable the joint venture with NBCUniversal to obtain shortfall loans from GE, the joint venture (i) amended its credit agreement with GECC, (ii) amended the LLC Agreement governing the operation of the joint venture, and (iii) received the consent of Comcast Corporation to the terms and conditions on which GE provides its proportionate share of any joint venture debt service shortfall. NBCUniversal acknowledged and agreed to the terms of the 2011 Shortfall Funding Agreement.

        During the years ended December 31, 2011 and 2010, pursuant to the shortfall funding agreements with NBCUniversal and GE, we made shortfall loans in the aggregate principal amount of $2.5 million and $4.1 million, respectively, representing our approximate 20% share in debt service shortfalls. Concurrent with our funding of the shortfall loans, NBCUniversal and GE funded shortfall loans in the aggregate principal amounts of $9.7 million and $15.9 million, respectively, in respect of NBCUniversal's approximate 80% share in debt service shortfalls.

        Because of anticipated future cash shortfalls at the joint venture, on March 5, 2012, we and GE entered into an agreement covering the period from April 2, 2012 through April 1, 2013 (the "2012 Shortfall Funding Agreement"). Under the terms of the 2012 Shortfall Funding Agreement, we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2013, we and GE would each provide the joint venture with a shortfall loan. Any shortfall loans funded by us under the 2012 Shortfall Funding Agreement will be calculated on the basis of our percentage of economic interest in the joint venture, and GE's share of shortfall loans will be calculated on the basis of NBCUniversal's percentage of economic interest in the joint venture. GE's obligation to fund shortfall loans under the 2012 Shortfall Funding Agreement is conditioned upon the receipt of the consent of Comcast Corporation to the terms and conditions on which GE provides its proportionate share of any shortfall; provided that Comcast's consent may not be unreasonably withheld. NBCUniversal has acknowledged and agreed to the terms of the 2012 Shortfall Funding Agreement.

        Under the terms of the joint venture's TV Master Service Agreement with NBCUniversal, management fees owed by the joint venture to NBCUniversal will continue to accrue, but are not payable if any existing joint venture shortfall loans remain outstanding.

        We recognize shortfall funding liabilities to the joint venture on our consolidated balance sheets when those liabilities become both probable and estimable. These liabilities become probable and estimable when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur, and for periods beyond joint venture management's forecast, we develop our own internal estimates of debt service shortfalls. Additionally, we accrue shortfall funding liabilities only when we have reached or intend to reach a shortfall funding agreement covering the period for which we estimate debt service shortfalls to occur. As further described in Note 15—"Commitments and Contingencies" to our consolidated financial statements, we estimate our approximate 20% share of debt service shortfalls to be $4.1 million for 2012 and into 2013. We believe that cash shortfalls beyond the amounts currently accrued are not probable. However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party's debt service shortfall.

        Our ability to honor our shortfall loan obligations under the 2012 Shortfall Funding Agreement is limited by certain covenants contained in our senior secured credit facility and the indenture governing our 8 3/8% Senior Notes ("Senior Notes"). Based on our 2012 and 2013 estimate of debt service shortfalls at the joint venture, and our forecast of total leverage and consolidated EBITDA during 2012 and into 2013, we expect to have the capacity within these restrictions to provide funding to the joint venture for the $4.1 million accrued shortfall liability. If we are unable to make payments under the 2012 Shortfall Funding Agreement, or a future shortfall funding agreement, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default.

        For more information about our joint venture with NBCUniversal, see Item 1A. "Risk Factors—The GECC Note could result in significant liabilities, including (i) requiring us to make short-term cash payments to the NBCUniversal joint venture to fund interest payments and (ii) potentially giving rise to the acceleration of our existing indebtedness, which would cause such existing indebtedness to become immediately due and payable," as well as Note 15—"Commitments and Contingencies" to our consolidated financial statements.

Competitive Conditions in the Television Industry

        The television broadcast industry has become highly competitive as a result of new technologies and new program distribution systems. In most of our local markets, we compete directly against other local broadcast stations and cable networks carried on cable, satellite television and telecommunication systems for audience. We also compete with online video services, including local news web sites and web sites such as hulu.com, which provide access to some of the same programming, including network programming that we provide, and other emerging technologies. Many of our current and potential competitors have greater financing, marketing, programming, and broadcasting resources than we do. Technological innovation and the resulting proliferation of television entertainment alternatives, such as cable, satellite television and telecommunications video services, Internet, wireless, pay-per-view and video-on-demand, digital video recorders, DVDs and mobile video devices have fragmented television viewing audiences and have subjected free over-the-air television broadcast stations to new types of competition. As a result, we are experiencing increased competition for viewing audience and advertisers.

Federal Regulation of Television Broadcasting

        Overview of Regulatory Issues.    Our television operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits the operation of broadcast stations except pursuant to licenses issued by the FCC and empowers the FCC, among other things, to issue, renew, revoke and modify broadcasting licenses; assign frequency bands; determine stations' frequencies, locations and power; regulate the equipment used by stations; and to impose penalties—including monetary forfeitures, short-term renewal of licenses and, in especially egregious cases, license revocation or denial of license renewals—for violations of its regulations.

        The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without the FCC's prior approval. The FCC also regulates certain aspects of the operation of cable television systems, DBS systems and other electronic media that compete with broadcast stations. In addition, the FCC regulates matters such as television station ownership, network-affiliate relations, cable and DBS systems' carriage of television station signals, carriage of syndicated and network programming on distant stations, political advertising practices, children's programming and obscene and indecent programming.

        Spectrum Allocation.    Pursuant to the Communications Act, the FCC bears responsibility for the allocation and licensing of all non-federal government spectrum. Subject to certain procedural, congressional, and judicial constraints, the FCC has the ability to reallocate entire spectrum bands to a new use or to modify individual licenses to a new use. An FCC license holder is entitled to a bundle of rights related to that license; however ownership of the underlying spectrum is retained by the federal government. As a part of its National Broadband Plan, the FCC requested additional authority from Congress to hold incentive spectrum auctions, whereby current users of particular bands or licenses would receive compensation for voluntarily relinquishing some or all rights to spectrum they are licensed to use. On February 17, 2012, Congress approved legislation authorizing the FCC to conduct incentive spectrum auctions. The legislation, which the President subsequently signed into law, includes safeguards for broadcasters. In particular, the legislation requires the FCC to make all reasonable efforts to ensure that stations retain their existing coverage areas, prevents the FCC from forcing a broadcaster to move from a UHF to a VHF channel, and establishes a fund to reimburse broadcasters for reasonable relocation expenses relating to the spectrum repacking. It is expected that the incentive auction process will require several rule making proceedings, which may span several years. We cannot predict the timing or scope of the incentive spectrum auctions, nor the impact, if any, that the reallocation of spectrum will have on our business.

        License Renewals.    Under the Communications Act, the FCC generally may grant and renew broadcast licenses for terms of eight years, although licenses may be renewed for a shorter period under certain circumstances. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee;

and (iii) there have been no other serious violations that taken together constitute a pattern of abuse. In making its determination, the FCC may consider petitions to deny but cannot consider whether the public interest would be better served by issuing the license to a person other than the renewal applicant. We are in good standing with respect to each of our FCC licenses. The table on page 6 includes the expiration date of each of the licenses for the stations that we own, as well as for the stations to which we provide services or in which we have an equity investment through a joint venture. As indicated in the table, the licenses for these stations have expiration dates ranging between 2006 and 2015. License renewal applications were timely filed for each of the stations for which the license is now expired. Once an application for renewal is filed, each station remains licensed while its application is pending, even after its license expiration date has passed. The licenses for the joint venture stations and WNAC have long-standing applications for renewal that remain pending with the FCC. Action on many license renewal applications may have been delayed for reasons, such as, the pendency of complaints that programming provided by the various networks contained indecent material and complaints regarding alleged violations of sponsorship identification rules. We cannot predict when the FCC will act on pending renewal applications. We expect the FCC to renew each of these licenses but we make no assurance that it will do so.

        Ownership Regulation.    The Communications Act and FCC rules limit the ability of individuals and entities to have ownership or other attributable interests in certain combinations of broadcast stations and other media. The Communications Act also requires the FCC to review its broadcast ownership rules every four years to determine whether they remain necessary in the public interest. In 1999, the FCC modified its local television ownership rules. In 2003, the FCC issued an order that would have liberalized most of the ownership rules, permitting us to acquire television stations in certain markets where we are currently prohibited from acquiring additional stations. In 2004, the Third Circuit Court of Appeals stayed and remanded several of the FCC's 2003 ownership rule changes. In July 2006, as part of the FCC's statutorily required quadrennial review of its media ownership rules, the FCC sought comment on how to address the issues raised by the Third Circuit Court of Appeals' decision. In February 2008, the FCC released an order that re-adopted its 1999 local television ownership rules, and those rules are currently in effect. Several parties appealed the FCC's February 2008 decision, and in July 2011, the United States Court of Appeals for the Third Circuit denied those petitions. On December 22, 2011, the FCC issued its Notice of Proposed Rulemaking ("NPRM") as part of its 2010 Quadrennial Review of the media ownership rules. The NPRM indicates that the FCC intends to maintain the current local television ownership rules with only minor modifications. Despite the preliminary conclusions in the NPRM, we cannot predict whether the pending quadrennial review proceeding may ultimately result in changes to the FCC's broadcast ownership rules. The FCC's current ownership rules that are material to our operations are summarized below.

        Local Television Ownership.    Under the FCC's current local television ownership (or "duopoly") rule, a party may own multiple television stations without regard to signal contour overlap provided they are located in separate Nielsen DMAs. In addition, the rules permit parties to own up to two TV stations in the same DMA so long as (i) at least one of the two stations is not among the top four-ranked stations in the market based on audience share at the time an application for approval of the acquisition is filed with the FCC, and (ii) at least eight independently owned and operating full-power commercial and non-commercial television stations would remain in the market after the acquisition. In addition, without regard to the number of remaining or independently owned television stations, the FCC currently permits television duopolies within the same DMA so long as the commonly owned stations' signal contours do not overlap. Stations designated by the FCC as "satellite" stations are exempt from the local television ownership rule. Also, the FCC may grant a waiver of the local television ownership rule if one of the two television stations is a "failed" or "failing" station or if the proposed transaction would result in the construction of a new television station (an unbuilt-station waiver). We believe that we are currently in compliance with the local television ownership rule.

        The FCC's 1999 ownership order established a rule attributing LMAs for ownership purposes. The FCC grandfathered LMAs that were entered into prior to November 5, 1996, permitting those stations to continue operations pursuant to such LMAs. The FCC, which retains the authority to review the status of grandfathered LMAs, stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods. We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs. Grandfathered local marketing agreements can be freely transferred during the grandfather period, but duopolies may be transferred only where the two-station combination continues to qualify under the duopoly rule. We currently have grandfathered LMAs under which we provide programming to stations in Providence, Rhode Island and Austin, Texas.

        In 2010 and 2011, we entered into shared services agreements ("SSAs") and certain other arrangements for stations in Dayton, Ohio and Albuquerque, New Mexico. SSAs are permitted under the FCC's local television ownership rule and allow for technical, engineering, promotional, administrative and other operational support services. SSAs are different from LMAs in various respects, for example, only a limited amount of programming is permitted under an SSA. The FCC included in the NPRM a review of SSAs and seeks comment whether they should be attributable for purposes of the media ownership rules. We cannot predict whether the pending quadrennial review proceeding may ultimately result in changes to the FCC's rules regarding SSAs.

        National Television Ownership Cap.    The Communications Act, as amended in 2004, limits the number of television stations one entity may own nationally. Under the rule, no entity may have an attributable interest in television stations that reach, in the aggregate, more than 39% of all U.S. television households. The FCC currently discounts the audience reach of a UHF station by 50% when computing the national television ownership cap. Our stations reach is approximately 7% of U.S. households.

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

        Digital Television.    We terminated all analog broadcasts on our full power stations on or before June 12, 2009 in connection with the national transition to digital television. Following the transition, each of our full power stations broadcasts a 19.4 megabit-per-second (Mbps) data stream, rather than a single analog program stream. FCC regulations permit substantial flexibility in how we use that data stream. For example, we are permitted to provide a mix of high definition and standard television program streams free-to-air, additional program-related data, subscription video or audio streams, and non-broadcast services. A new technical standard, currently being tested, would permit digital stations to provide video and data streams that can be more readily received on mobile devices (such as computers and smartphones), if those devices incorporate the technology. These digital channels remain subject to specific FCC regulations. For example, we are required to carry additional children's educational programming if we transmit multiple program streams, and we must pay the U.S. Treasury 5% of gross revenues for any non-broadcast services we provide using our digital signals. The FCC is evaluating whether to impose further public interest programming requirements on digital channels. The FCC's digital transition implementation plan maintained the secondary status of low-power television ("LPTV") stations but did not set a deadline for such stations to convert to digital operations. In July 2011, the FCC set a firm deadline, and by September 1, 2015 LPTV stations must cease analog broadcasts and convert to digital operations.

        Cable and Satellite Carriage of Local Television Signals.    Pursuant to FCC rules, full power television stations can obtain carriage of their signals by multichannel video program distributors in one of two ways: via mandatory carriage or via "retransmission consent." Once every three years each station must formally elect either mandatory carriage ("must-carry") or retransmission consent. The current elections were effective January 1, 2012 and extend through December 31, 2014. A mandatory carriage election invokes FCC rules that require the distributor to carry a single program stream designated by the station and that program stream's related data in the station's local market. Distributors may decline carriage for certain reasons specified in the rules, including a lack of channel capacity, the station's failure to deliver a good quality signal, the presence of a nearby affiliate of the same network or, in the case of satellite distributors, if the distributor does not carry any other local broadcast station in the electing station's market. Distributors do not pay a fee to stations that elect mandatory carriage.

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

        Several cable system and DBS operators have jointly petitioned the FCC to initiate a rulemaking proceeding to consider amending its retransmission consent rules. The FCC solicited public comment on the petition and subsequently released a notice of proposed rule making in 2011 seeking public comment on whether it should amend its rules to (i) modify its standards for "good faith" negotiations of retransmission consent agreements, (ii) enhance consumer notice obligations; and (iii) eliminate the FCC's network non-duplication and syndicated exclusivity rules. The proceeding is currently pending, and we cannot predict its outcome.

        Programming and Station Operations.    The Communications Act requires broadcasters to serve the public interest. Broadcast station licensees are required to present programming that is responsive to community problems, needs and interests and to maintain records demonstrating such responsiveness. Stations must follow various rules that regulate, among other things, children's television programming and advertising, political advertising, sponsorship identification, closed captioning, and contest and lottery advertising. The FCC has also adopted requirements to require stations affiliated with certain networks and serving the nation's largest television markets to provide aural descriptions of video content for the benefit of visually impaired viewers. The FCC has proposed to re-establish a number of formalized procedures that it believes will improve television broadcasters' service to their local communities. These proposals include the establishment of community advisory boards, quantitative programming guidelines and maintenance of a main studio in a station's community of license. If the FCC adopts such proposals, the burden of complying with such requirements could impose additional costs on our stations.

        The FCC is also charged with enforcing restrictions or prohibitions on the broadcast of obscene and indecent programs. In 2007, Congress increased the maximum monetary penalty for carriage of indecent programming tenfold to $325,000 per station per violation with a cap of $3 million for any "single act," and put the licenses of repeat offenders in jeopardy. At approximately the same time, the FCC increased its broadcast indecency enforcement activity and issued large fines against radio and television stations found to have carried indecent programming (even if originated by a third-party program supplier, such as a network). In 2010, the U.S. Court of Appeals for the Second Circuit found that the FCC's enforcement policy for broadcast indecency was unconstitutionally vague. The FCC successfully petitioned the United States Supreme Court to grant certiorari, and the Second Circuit's decision is currently under review. The Supreme Court is expected to issue a decision is expected in 2012; however, we are unable to predict the outcome of the Supreme Court's review and whether future enforcement of the indecency regulations will have a material adverse effect on our ability to provide competitive programming.

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

Employees

        As of December 31, 2011, we employed 1,921 full time employees, 212 of which were represented by labor unions. We believe that our relations with our employees are satisfactory.

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

        We make available free-of-charge through our Internet web site (at http://www.linmedia.com) copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We will also provide a physical copy of our Annual Report on Form 10-K free of charge upon the written request of any shareholder.

        We also make available on our web site our corporate governance guidelines, the charters for our audit committee, compensation committee, and nominating and corporate governance committee, our code of business conduct and ethics, and our code of ethics for senior financial officers. This information is available on our web site to any stockholder who is interested in reviewing this information. In addition, we intend to disclose on our web site any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NYSE.

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

  •
  the activities of our competitors.

        Our programming may not attract sufficient targeted viewership or we may not achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenues to decline. We, and those on whom we rely for programming, may not be able to anticipate and react effectively to shifts in viewer tastes and interests of our local markets. In addition, political advertising revenue from elections and advertising revenues from Olympic Games, which generally occur in even-numbered years, create large fluctuations in our operating results on a year-to-year basis. For example, during 2011, we had political advertising revenues of $8.1 million, compared to $41.6 million in the prior year.

We depend on automotive advertising to a significant degree.

        Approximately 24%, 23% and 19% of our local and national advertising revenues for the years ended December 31, 2011, 2010, and 2009, respectively, consisted of automotive advertising. A significant decrease in these revenues in the future could have a material adverse effect on our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations and affect the value of our common stock.

The GECC Note could result in significant liabilities, including (i) requiring us to make short-term cash payments to the NBCUniversal joint venture to fund interest payments and (ii) potentially giving rise to the acceleration of our existing indebtedness, which would cause such existing indebtedness to become immediately due and payable.

        We may be required, or elect, to make cash payments to the joint venture to fund interest payments on the GECC Note. Our joint venture with NBCUniversal has been adversely impacted by the recent economic downturn. During the years ended December 31, 2011 and 2010, pursuant to the shortfall funding agreements with NBCUniversal and GE, we made shortfall loans in the aggregate principal amount of $2.5 million and $4.1 million, respectively, representing our approximate 20% share in debt service shortfalls at the joint venture.

        Because of anticipated future cash shortfalls at the joint venture, on March 5, 2012, we and GE entered into the 2012 Shortfall Funding Agreement covering the period from April 2, 2012 through April 1, 2013. Under the terms of the 2012 Shortfall Funding Agreement, we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2013, we and GE would each provide the joint venture with a shortfall loan. Any shortfall loans funded by us under the 2012 Shortfall Funding Agreement will be calculated on the basis of our percentage of economic interest in the joint venture, and GE's share of shortfall loans will be calculated on the basis of NBCUniversal's percentage of economic interest in the joint venture. GE's obligation to fund shortfall loans under the 2012 Shortfall Funding Agreement is conditioned upon the receipt of the consent of Comcast Corporation to the terms and conditions on which GE provides its proportionate share of any shortfall; provided that Comcast's consent may not be unreasonably withheld. NBCUniversal acknowledged and agreed to the terms of the 2012 Shortfall Funding Agreement.

        Under the terms of the joint venture's TV Master Service Agreement with NBCUniversal, management fees owed by the joint venture to NBCUniversal will continue to accrue, but are not payable if any existing joint venture shortfall loans remain outstanding.

        We recognize shortfall funding liabilities to the joint venture on our consolidated balance sheets when those liabilities become both probable and estimable. These liabilities become probable and estimable when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur, and for periods beyond joint venture management's forecast, we develop our own internal estimates of debt service shortfalls. Additionally, we accrue shortfall funding liabilities only when we have reached or intend to reach a shortfall funding agreement covering the period for which we estimate debt service shortfalls to occur. As further described in Note 15—"Commitments and Contingencies" to our consolidated financial statements, we estimate our approximate 20% share of debt service shortfalls to be $4.1 million for 2012 and into 2013. We believe that cash shortfalls beyond the amounts currently accrued are not probable. However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party's debt service shortfall.

        Our ability to honor our shortfall loan obligations under the 2012 Shortfall Funding Agreement is limited by certain covenants contained in our senior secured credit facility and the indentures governing our Senior Notes. Based on our 2012 and 2013 estimate of debt service shortfalls at the joint venture, and our forecast of total leverage and consolidated earnings before interest expense, taxes, depreciation and amortization ("EBITDA") during 2012 and into 2013, we expect to have the capacity within these restrictions to provide funding to the joint venture for the $4.1 million accrued shortfall liability.

        As of December 31, 2011, we had availability under applicable debt covenants to fund future shortfall loans as follows: (i) approximately $48.9 million of availability under our senior secured credit facility; and (ii) approximately $147.5 million of availability under the indenture governing our Senior Notes.

        The possibility exists that debt service shortfalls at the joint venture could exceed current expectations, including the possibility that neither GE nor Comcast will continue to fund a share of such debt service shortfall loans after April 1, 2013. Should circumstances arise in which we desire to make shortfall loans to the joint venture in excess of the limitations imposed by the covenants contained in our senior secured credit facility or the indenture, we could seek an amendment or waiver of such limitations, but there is no assurance that we would be able to obtain such amendment or waiver on a timely basis, or at all, or on terms satisfactory to us. If we are unable to make shortfall payments, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default.

        An event of default under the GECC Note would occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due, or fails to pay the principal amount on the maturity date in 2023. If an event of default occurs, GECC could accelerate the maturity of the entire amount due under the GECC Note. Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBCUniversal and LIN TV. Upon an event of default under the GECC Note, GECC's only recourse would be to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the full amount of the GECC Note.

        Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined upon occurrence of the following events: (i) there is an event of default; (ii) the default is not remedied; and (iii) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note. Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be equal to the difference between (i) the total amount at which the joint venture's assets were sold and (ii) the principal amount and any unpaid interest due under the GECC Note. As of December 31, 2011, we estimate the fair value of the television stations in the joint venture to be approximately $118 million less than the outstanding balance of the GECC Note of $815.5 million.

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

  •
  GECC's initiation of proceedings against LIN TV under the guarantee could result in a change of control or other material adverse consequences to LIN Television, which could cause an acceleration of LIN Television's senior secured credit facility and other outstanding indebtedness; and

  •
  if the GECC Note is prepaid because of an acceleration on default or otherwise, or if LIN TV is released from its obligation, LIN TV would realize a substantial tax gain of approximately $815.5 million related to its deferred gain associated with the formation of the joint venture. This amount of gain, exclusive of any potential utilization of net operating loss carryforwards, would be subject to U.S. Federal and various State tax rates of 35% and approximately 1% (net of Federal benefit), respectively.

We have a substantial amount of debt, which could adversely affect our financial condition, liquidity and results of operations, reduce our operating flexibility and put us at greater risk for default and acceleration of our debt.

        As of December 31, 2011, we had approximately $595.5 million of consolidated net debt, which is equal to the difference between total debt and the sum of unrestricted and restricted cash, and $84.6 million of total LIN TV stockholders' deficit. The outstanding revolving credit loans, term loans and incremental term loans under our senior secured credit facility, which were $16 million, $125 million and $260 million, respectively, as of March 15, 2012, are due October 26, 2016, October 26, 2017 and December 21, 2018, respectively, and the outstanding Senior Notes are due on April 15, 2018. Subject to the limitations in our senior secured credit facility and the indenture governing our Senior Notes, we may incur additional material indebtedness in the future, and we may become more leveraged. Accordingly, we now have and will continue to have significant debt service obligations. We have also guaranteed the $815.5 million GECC Note as described above.

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

        The indentures governing our Senior Notes also contain change of control provisions which may require us to purchase all or a portion of our Senior Notes at a price equal to 101% of the principal amount of the notes, together with accrued and unpaid interest.

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

        Our debt instruments also contain certain other restrictions on our business and operations, including, for example, covenants that restrict our ability to dispose of assets, incur additional indebtedness, pay dividends, make investments, make acquisitions and engage in mergers or consolidations.

We may not be able to refinance all or a portion of our indebtedness or obtain additional financing on satisfactory terms.

        The outstanding revolving credit loans, term loans and incremental term loans under our senior secured credit facility are due October 26, 2016, October 26, 2017 and December 21, 2018, respectively, and the outstanding Senior Notes are due on April 15, 2018. If we do not refinance, redeem or discharge our Senior Notes on or prior to January 15, 2018, then, in such event, the maturity of the incremental term loan facility will be accelerated from December 21, 2018 to January 15, 2018. While we expect to refinance, redeem, or discharge all of the outstanding Senior Notes prior to January 15, 2018, we can provide no assurances that this will occur. Our inability to refinance our Senior Notes prior to January 15, 2018, and the resulting acceleration of the incremental term loans would have a material adverse effect on our business, liquidity and results of operations.

Economic conditions may have an adverse impact on our industry, business, results of operations or financial condition.

        Economic conditions have been challenging and the continuation or worsening of such conditions could further reduce consumer confidence and have an adverse effect on the fundamentals of our business, financial condition, cash flows and results of operations. Poor economic conditions could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the automotive industry, which is a significant source of our advertising revenue. Additionally, financial institutions, capital providers, or other consumers may be adversely affected. Potential consequences of any economic decline, among others, include:

  •
  the financial condition of those companies that advertise on our stations may be adversely affected and could result in a significant decline in our advertising revenue;

  •
  our ability to pursue the acquisition of attractive television and non-television assets may be limited if we are unable to obtain any necessary additional capital on favorable terms, if at all;

  •
  our ability to pursue the divestiture of certain television and non-television assets at attractive values may be limited;

  •
  our ability to refinance our existing debt on terms and at interest rates we find attractive, if at all, may be impaired;

  •
  impairment charges to our intangible assets and/or goodwill; and

  •
  our ability to make certain capital expenditures may be significantly impaired.

We have a material amount of intangible assets and we have recorded substantial impairments of these assets. Future write-downs of intangible assets would reduce net income or increase net loss, which could have a material adverse effect on our results of operations and the value of our class A common stock.

        Future impairment charges could have a significant adverse effect on our reported results of operations and stockholders' equity. Approximately $512.9 million, or 48%, of our total assets as of December 31, 2011 consisted of indefinite-lived intangible assets. Intangible assets principally include broadcast licenses and goodwill, which are required to be tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or the intangible asset over its fair value. In addition, goodwill and other intangible assets will be tested more often for impairment as circumstances warrant.

        During the year ended December 31, 2009, we recorded an impairment of our broadcast licenses of $36.8 million and an impairment of our goodwill of $2.7 million. We also recorded a $1.6 million impairment charge to a broadcast license recorded within discontinued operations for the year ended December 31, 2011.

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

        We have pursued and intend to selectively continue to pursue strategic acquisitions, subject to market conditions, our liquidity, and the availability of attractive acquisition candidates, with the goal of improving our business. We may not be successful in identifying attractive acquisition targets nor have the financial capacity to complete future acquisitions. Acquisitions involve inherent risks, such as increasing leverage, debt service requirements, future performance-based purchase obligations and combining company cultures and facilities, which could have a material adverse effect on our operating results, particularly during the period immediately following any acquisition. We may not be able to successfully implement effective cost controls or increase revenues as a result of any acquisition. In addition, future acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management's attention from the operation of our core business.

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

        HMC and its affiliates own one share of our class C common stock, which represents 35% of our outstanding voting power, and also have the ability to convert shares of our non-voting class B common stock into class A common stock, which may be subject to FCC approval. Upon the conversion of the majority of the non-voting class B common stock into class A common stock, the class C common stock will automatically convert into an equal number of shares of class A common stock. If this occurs, affiliates of HMC would own approximately 41.5% of our voting equity interests and will effectively have the ability to elect the entire board of directors and to approve or disapprove any corporate transaction or other matters submitted to our stockholders for approval, including the approval of mergers or other significant corporate transactions. The interests of HMC and its affiliates may differ from the interests of our other stockholders and HMC and its affiliates could take actions or make decisions that are not in the best interests of our other stockholders.

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

        Some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances, including as a result of a change of control of our Company, which would generally result upon the acquisition of shares having 50% or more of our voting power. In the event that affiliates of HMC elect to convert our class B common stock shares held by them into shares of either class A common stock or class C common stock, such conversion may result in a change of control of our Company causing an early termination of some or all of our network affiliation agreements. Some of the networks with which our stations are affiliated have required us, upon renewal of affiliation agreements, to eliminate network compensation and, in specific cases, to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. Consequently, our affiliation agreements may not all remain in place and each network may not continue to provide programming or compensation to us on the same basis as it currently provides programming or compensation to our stations. If any of our stations cease to maintain affiliation agreements with networks for any reason, we would need to find alternative sources of programming, which may be less attractive and more expensive.

        A change in network affiliation in a given television market may have many short-term and long-term consequences, depending upon the circumstances surrounding the change. Potential short-term consequences include: (i) increased marketing costs and increased internal operating costs, which can vary widely depending on the amount of marketing required to educate the audience regarding the change and to maintain the station's viewing audience; (ii) short term loss of market share or slower market growth due to advertiser uncertainty about the switch; (iii) costs of building a new or larger news operation; (iv) other increases in station programming costs, if necessary; and (v) the cost of equipment needed to conform the station's programming, equipment and logos to the new network affiliation. Long-term consequences are more difficult to assess, due to the cyclical nature of each of the major network's share of the audience that changes from year-to-year with programs coming to the end of their production cycle, and the audience acceptance of new programs in the future and the fact that national network audience ratings are not necessarily indicative of how a network's programming is accepted in an individual market. How well a particular network fares in an affiliation switch depends largely on the value of the broadcast license, which is influenced by the length of time the television station has been broadcasting, the quality and location of the license, the audience acceptance of the local news programming and community involvement of the local television station and the quality of the station non-network programming. In addition, the majority of the revenue earned by television stations is attributable to locally produced news and syndicated programming, rather than to network affiliation payments and advertising sales related to network programming. The circumstances that may surround a network affiliation switch cause uncertainty as to the actual costs that will be incurred by us and, if these costs are significant, the switch could have a material adverse impact on the income we derive from the affected station.

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

        Pursuant to The American Recovery and Reinvestment Act of 2009, on March 16, 2010, the FCC delivered to Congress a staff report titled, "Connecting America: The National Broadband Plan" (the "NBP"). Among the many far-reaching recommendations contained in the 375-page NBP is that the FCC reallocate 120 MHz of spectrum currently occupied by television broadcast stations to mobile wireless broadband services by means of, among other things, amending the FCC's technical rules to reduce television station service areas and distance separations, permitting channel sharing, conducting voluntary "incentive" auctions for the return of television broadcast spectrum, and certain other voluntary and involuntary mechanisms. The NBP also recommended spectrum "repacking," pursuant to which certain stations would be required to move to new channels, and suggested the imposition of spectrum usage fees, which may require Congressional authorization. None of the NBP's recommendations related to television spectrum are self-effectuating; consequently, implementation of the recommendations would appear to require further action by the FCC or Congress, or both.

        On November 30, 2010, the FCC initiated a rulemaking proceeding to consider proposals to, among other things, implement rule changes that could facilitate channel sharing by television stations and shared use of current television broadcast spectrum by wireless broadband providers. In that proceeding, the FCC also sought comment on ways to improve VHF spectrum band television operations (VHF stations have experienced reception difficulties following the DTV transition), to encourage stations on UHF channels to move to VHF channels. This proceeding remains pending, and we cannot predict its outcome or its impact on the industry or our operations.

        On February 17, 2012, Congress adopted legislation authorizing the FCC to direct a portion of auction proceeds to commercial users, including broadcasters, that voluntarily surrender some or all of their allotted spectrum for auction. The legislation, which the President subsequently signed into law, includes safeguards for broadcasters. In particular, the legislation requires the FCC to make all reasonable efforts to ensure that stations retain their existing coverage areas, prevents the FCC from forcing a broadcaster to move from a UHF to a VHF channel, and establishes a fund to reimburse broadcasters for reasonable relocation expenses arising from repacking the television bands. If the FCC requires some or all of our television stations to make involuntary changes to their operations, such as through frequency changes, reductions of service areas, and/or reductions of interference protection, our stations could suffer material adverse effects, including, but not limited to, substantial conversion costs, and reduction or loss of over-the-air signal coverage. We cannot predict the outcome of any FCC proceedings, including but not limited to the procedures for, or timing of, voluntary auctions and/or involuntary spectrum repacking.

We may be unable to successfully negotiate future retransmission consent agreements and these negotiations may be further hindered by the interests of networks with whom we are affiliated or by statutory or regulatory developments.

        We may be unable to successfully renegotiate retransmission consent agreements with MVPDs when the current terms of these agreements expire. In addition, our affiliation agreements with some broadcast networks include certain terms that may affect our ability to permit MVPDs to retransmit our stations' signals containing network programming, and in some cases, we may lose the right to grant retransmission consent to such providers. If the broadcast networks withhold their consent to the retransmission of those portions of our stations' signals containing network programming we may be unable to successfully complete negotiations for new retransmission consent agreements. Some networks require us to pay them compensation in exchange for permitting redistribution of network programming by MVPDs. Escalating payments to networks in connection with signal retransmission, may adversely affect our operating results. If we lose the right to grant retransmission consent, we may be unable to satisfy certain obligations under our existing retransmission consent agreements with MVPDs and there could be a material adverse effect on our results of operations.

        Several cable system and DBS operators jointly petitioned the FCC to initiate a rulemaking proceeding to consider amending its retransmission consent rules. The FCC solicited public comment on the petition and subsequently released a notice of proposed rule making seeking public comment on whether it should amend its rules to: (i) modify its standards for "good faith" negotiations of retransmission consent agreements; (ii) enhance consumer notice obligations; and (iii) eliminate the FCC's network non-duplication and syndicated exclusivity rules. The proceeding is currently pending, and we cannot predict its outcome.

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

        The FCC regulates our business, just as it does all other companies in the broadcasting industry. We must ask the FCC's approval whenever we need a new license, seek to renew, assign or modify a license, purchase a new station, sell an existing station or transfer the control of one of our subsidiaries that holds a license. Our FCC licenses, those of the stations that we service via SSAs, and those of the stations we program pursuant to LMAs are critical to our operations; we cannot operate without them. We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions in a timely manner, if at all. If licenses are not renewed or acquisitions approved, we may lose revenue that we otherwise could have earned.

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

        Should the television duopoly rule be relaxed, we may be able to acquire the ownership of one or more of the stations in Austin, TX, Dayton, OH and Providence, RI for which we currently provide programming, sales and/or other related services under LMAs, SSAs or other similar agreements, as the case may be, and for which we have purchase option agreements to purchase these stations.

        Should we be unable to acquire the ownership of the stations currently serviced by LMAs, SSAs or similar agreements, there is no assurance that the grandfathering of our LMAs, SSAs or other similar agreements will be permitted beyond conclusion of the FCC's current review of the ownership rules.

        Should the FCC conclude, as part of its current review of its ownership rules, that SSAs and similar arrangements should be attributable for purposes of the media ownership rules, there is no assurance that the FCC would grandfather the non-attributable status of our existing SSAs, and, as a result, we may be required to terminate these agreements.

Any potential hostilities, natural disasters, cybersecurity threats, breaches of information technology security, terrorist attacks or other disruptions may affect our revenues and results of operations.

        If the U.S. becomes engaged in new, large scale foreign hostilities, is impacted by any significant natural disasters or if there is a terrorist attack against the U.S., we may lose advertising revenue and incur increased broadcasting expenses due to pre-emption, delay or cancellation of advertising campaigns and increased costs of providing news coverage of such events. In light of the increased dependence on digital technologies by public companies and the increasing frequency and severity of cyber incidents, we may be subject to cybersecurity risks or other breaches of information technology security. A breach of our cyber/data security measures could disrupt our normal business operations and affect our ability to control our assets, access information and limit communication with third parties. We cannot predict the extent and duration of any future disruption to our programming schedule, the amount of advertising revenue that would be lost or delayed or the amount by which our expenses would increase as a result. Consequently, any related future loss of revenue and increased expenses could negatively affect our results of operations.

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

Item 3.    Legal Proceedings

        We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters. The outcome of any current or future litigation cannot be accurately predicted. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss can be made at this time because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; or (vi) there is a wide range of potential outcomes. Although the outcome of these and other legal proceedings cannot be predicted, we believe that their ultimate resolution will not have a material adverse effect on us.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our class A common stock is listed on the NYSE under the symbol "TVL". There is no established trading market for our class B common stock or our class C common stock.

        The following table sets forth the high and low sales prices for our class A common stock for the periods indicated, as reported by the NYSE:

	High	Low
2011
1st Quarter	$6.19	$4.37
2nd Quarter	6.50	4.22
3rd Quarter	4.92	2.18
4th Quarter	4.23	1.90
2010
1st Quarter	$7.13	$4.30
2nd Quarter	8.22	5.35
3rd Quarter	6.07	3.89
4th Quarter	5.60	4.00

        We have never declared or paid any cash dividends on our class A common stock and the terms of our indebtedness limit the payment of such dividends.

        As of December 31, 2011, there were approximately 44 stockholders of record of our class A common stock, 16 stockholders of record of our class B common stock and two stockholders of record of our class C common stock.

        The common stock of our wholly-owned subsidiary, LIN Television Corporation, all of which is held directly by us, has not been registered under the Exchange Act and is not listed on any national securities exchange.

Issuers Purchase of Equity Securities

        On November 7, 2011, we publicly announced that our Board of Directors authorized us to repurchase up to $25 million of our class A common stock in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan. This authorization expires on the earlier of the completion of all purchases contemplated by the plan or November 7, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 7, 2011 to November 30, 2011	398,643	$3.42	398,643	$23,634,892
December 1, 2011 to December 31, 2011	366,357	3.66	366,357	22,308,670

Total	765,000		765,000

Comparative stock performance graph

        The following graph compares the cumulative total return performance of our class A common stock for the five years ended December 31, 2011 versus the performance of: (i) the NYSE Composite Index; and (ii) a peer index consisting of the following broadcast television companies: Gray Communications Systems, Inc.; Sinclair Broadcasting Group, Inc.; Belo Corporation; and Nexstar Broadcasting Group, Inc. (the "Television Index"). The graph assumes the investment of $100 in our class A common stock and in each of the indices on December 31, 2006. The performance shown is not necessarily indicative of future performance.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
LIN TV Corp. (TVL)	$100.00	$122.31	$10.95	$44.82	$53.27	$42.51
NYSE Composite Index	$100.00	$106.58	$62.99	$78.62	$87.14	$81.81
Television Index	$100.00	$103.70	$20.90	$47.14	$76.17	$97.01

Item 6.   Selected Financial Data

        Set forth below is our selected consolidated financial data for each of the five years in the period ended December 31, 2011. The selected financial data as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 is derived from audited consolidated financial statements that appear elsewhere in this report. The selected financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and the notes thereto. All financial information shown reflect the operations of WWHO-TV in Columbus, OH, WUPW-TV in Toledo, OH, the Banks Broadcasting joint venture and the Puerto Rico stations as discontinued for all periods presented. The sale of WWHO-TV was completed on February 16, 2012. The Banks Broadcasting joint venture station and Puerto Rico stations were sold in 2009 and 2007, respectively. The sale of WUPW-TV is subject to certain closing conditions, including the approval of the FCC, and is expected to close during 2012. Prior year amounts have been reclassified to conform to current year presentation.

        The selected consolidated financial data of LIN Television Corporation is identical to LIN TV Corp. with the exception of basic and diluted loss per common share, which is not presented for LIN Television Corporation.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$400,003	$408,190	$327,842	$384,787	$379,513
Impairment of goodwill, broadcast licenses and broadcast equipment	$—	$—	$39,487	$1,013,163	$—
Operating income (loss)	$89,104	$111,839	$22,294	$(936,959)	$109,256
Loss (gain) on extinguishment of debt	$1,694	$2,749	$(50,149)	$(8,822)	$855
Income (loss) from continuing operations	$49,701	$36,181	$9,704	$(822,122)	$27,914
(Loss) income from discontinued operations, net of tax	$(920)	$317	$(591)	$(12,649)	$3,602
Gain from the sale of discontinued operations, net of tax	$—	$—	$—	$—	$22,166
Net income (loss)	$48,781	$36,498	$9,113	$(834,771)	$53,682
Net income attributable to noncontrolling interests	$204	$—	$—	$—	$—
Net income (loss) attributable to LIN TV Corp.	$48,577	$36,498	$9,113	$(834,771)	$53,682
Basic income (loss) per common share attributable to LIN TV Corp.:
Income (loss) from continuing operations attributable to LIN TV Corp.	$0.89	$0.67	$0.19	$(16.16)	$0.55
(Loss) income from discontinued operations, net of tax	(0.02)	0.01	(0.01)	(0.25)	0.07
Gain from sale of discontinued operations, net of tax	—	—	—	—	0.44

Net income (loss) attributable to LIN TV Corp.	$0.87	$0.68	$0.18	$(16.41)	$1.06

Weighted-average basic shares outstanding	55,562	53,978	51,464	50,865	50,468
Diluted income (loss) per common share attributable to LIN TV Corp.:
Income (loss) from continuing operations attributable to LIN TV Corp.	$0.87	$0.65	$0.19	$(16.16)	$0.54
(Loss) income from discontinued operations, net of tax	(0.02)	0.01	(0.01)	(0.25)	0.07
Gain from the sale of discontinued operations, net of tax	—	—	—	—	0.40

Net income (loss) attributable to LIN TV Corp.	$0.85	$0.66	$0.18	$(16.41)	$1.01

Weighted-average diluted shares outstanding	56,741	55,489	51,499	50,865	55,370
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$18,057	$11,648	$11,105	$20,106	$40,031
Restricted cash	255,159	—	2,000	—	—
Intangible assets, net	$522,150	$504,512	$506,061	$536,803	$1,526,686
Total assets	$1,077,695	$790,469	$790,503	$852,594	$1,981,968
Total debt	$868,717	$623,260	$682,954	$743,353	$832,776
Consolidated net debt(1)	$595,501	$611,612	$671,849	$723,247	$792,745
Total LIN TV Corp. stockholders' (deficit) equity	$(84,632)	$(131,432)	$(173,561)	$(193,688)	$656,098
Other Data:
Distributions from equity investments	$—	$—	$—	$2,649	$3,113
Program payments	$24,622	$25,066	$23,081	$24,913	$25,497

(1)
Consolidated net debt is a non-GAAP financial measure, and is equal to total debt less cash and cash equivalents. Solely for the purpose of computing consolidated net debt as of December 31, 2011, our senior secured credit facility permits restricted cash to be offset against total debt. Consolidated net debt provides investors with useful information about our financial position, and is one of the financial measures used to evaluate compliance with our debt covenants.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        We operate or service 32 network-affiliates, television station web sites and mobile products in 15 U.S. markets, with multiple network-affiliates in 12 markets. Our operating revenues are primarily derived from the sale of advertising time to local, national and political advertisers. Additional, but less significant revenues are generated from our television station web sites, retransmission consent fees, interactive revenues and other revenues. We recorded net income of $48.8 million, $36.5 million and $9.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.

        Our operating highlights for 2011 include the following:

  •
  Total net revenues decreased $8.2 million, or 2%, primarily as a result of a $33.5 million decrease in net political advertising sales, partially offset by a $17.7 million increase in local revenues, which includes net local advertising sales, retransmission consent fees and television station web site revenues, compared to the same period in the prior year. The decrease was also offset by a $10.8 million increase in interactive revenues, which includes advertising and media services revenues from our online advertising and media services business, RMM, and our digital advertising management and technology company, Nami Media.

  •
  Operating expenses increased approximately $14.5 million compared to 2010. The increase is primarily due to higher direct operating expenses tied to the growth in local revenues and interactive revenues compared to 2010.

  •
  We entered into a new senior secured credit facility, comprised of a six-year, $125 million term loan, a seven-year, $260 million incremental term loan, and a five-year, $75 million revolving credit facility, of which $16 million was drawn against such facility as of the date of this report. Concurrent with the closing of the new senior secured credit facility, we terminated the credit agreement governing our 2009 senior secured credit facility.

  •
  On November 25, 2011, we redeemed $109.1 million of our 6 1/2% Senior Subordinated Notes, and $55.9 million of our 6 1/2% Senior Subordinated Notes—Class B. The redemption of these notes, at par, was funded in part by proceeds from the term loan, the revolving credit facility and cash on hand.

  •
  On December 21, 2011, we issued notices to redeem all of the remaining 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B (collectively the "Senior Subordinated Notes") at par, plus accrued and unpaid interest through the redemption date. We used proceeds from the incremental term loan under the new senior secured credit facility as described above, and cash on hand to fund the aggregate redemption price. On December 21, 2011, we irrevocably deposited with the trustee the full amount of the redemption price of our Senior Subordinated Notes. As of December 31, 2011, the $255.2 million irrevocable deposit was classified as restricted cash in our consolidated balance sheets, and $251.0 million of our Senior Subordinated Notes, net of a discount of $1.2 million, remained outstanding. The redemption was completed on January 20, 2012, and as of that date, there were no Senior Subordinated Notes outstanding.

  •
  Pursuant to the shortfall funding agreements with NBCUniversal, we made shortfall loans in the aggregate principal amount of $2.5 million to our joint venture with NBCUniversal. We have a remaining shortfall funding accrual of $4.1 million as of December 31, 2011, which we expect to fund during 2012 and into 2013.

  •
  On November 22, 2011, we acquired a 57.6% interest in Nami Media, a digital advertising management and technology company. Nami Media serves the growing marketplace of online traffic quality management for CPC advertising. Our investment in Nami Media fills a niche in our growing suite of digital product offerings and furthers the goal to be advertisers' preferred choice for multiplatform marketing opportunities.

  •
  On May 20, 2011, we acquired the assets of WCWF-TV in Green Bay, WI and certain assets of WBDT-TV in Dayton, OH.

  •
  On October 21, 2011, we reached an agreement to sell WWHO-TV, in Columbus, OH, and we completed the sale on February 16, 2012.

Critical Accounting Policies, Estimates and Recently Issued Accounting Pronouncements

        Certain of our accounting policies, as well as estimates we make, are critical to the presentation of our financial condition and results of operations since they are particularly sensitive to our judgment. Some of these policies and estimates relate to matters that are inherently uncertain. The estimates and judgments we make affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those used for allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization and impairment of program rights and intangible assets, stock-based compensation and other long-term incentive compensation arrangements, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, including shortfall funding liabilities to our joint venture with NBCUniversal, litigation and net assets of businesses acquired. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and it is possible that such differences could have a material impact on our consolidated financial statements.

        We believe the following critical accounting policies are those that are most important to the presentation of our consolidated financial statements, affect our more significant estimates and assumptions, and require the most subjective or complex judgments by management. We have discussed each of these critical accounting policies and related estimates with the Audit Committee of our Board of Directors. For additional information about these and other accounting policies, see Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" to our consolidated financial statements included elsewhere in this report.

Valuation of long-lived assets and intangible assets

        Approximately $512.9 million, or 47.6%, of our total assets as of December 31, 2011 consisted of indefinite-lived intangible assets. Intangible assets principally include broadcast licenses and goodwill. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

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

        We based the valuation of broadcast licenses on the following average industry-based assumptions:

	December 31, 2011	December 31, 2010	December 31, 2009	June 30, 2009
Market revenue growth	1.2%	0.9%	2.2%	0.2%
Operating cash flow margins	30.6%	30.5%	30.5%	30.5%
Discount rate	10.5%	10.5%	11.0%	12.0%
Tax rate	38.3%	38.3%	38.3%	38.3%
Long-term growth rate	1.8%	1.8%	1.8%	1.8%

        As of December 31, 2011, if we were to decrease the market revenue growth rate by 1% and 2%, it would result in an impairment charge of $0.7 million and $6.0 million, respectively. A 5% and 10% decrease in operating profit margins would result in an impairment charge of $7.3 million and $82.3 million, respectively. An increase of 1% and 2% in the discount rate would result in an impairment charge of $1.2 million and $7.0 million, respectively.

        The valuation of goodwill is based on the following assumptions, which take into account our internal projections and industry assumptions related to market revenue growth, operating cash flows and prevailing discount rates:

	December 31, 2011	December 31, 2010	December 31, 2009	June 30, 2009
Market revenue growth	1.8%	1.0%	2.5%	0.5%
Operating cash flow margins	42.3%	39.9%	34.4%	36.4%
Discount rate	12.0%	12.0%	12.5%	15.0%
Tax rate	38.4%	38.4%	38.4%	38.2%
Long-term growth rate	1.8%	1.9%	1.8%	1.9%

        As of December 31, 2011, if we were to decrease the market revenue growth by 1% and 2% of the projected growth rate, the enterprise value of our stations with goodwill would decrease by $63.9 million and $117.2 million, respectively. If we were to decrease the operating profit margins by 5% and 10% from the projected operating profit margins, the enterprise value of our stations with goodwill would decrease by $101.0 million and $200.8 million, respectively. If we were to increase the discount rate used in the valuation calculation by 1% and 2%, the enterprise value of our stations with goodwill would decrease by $74.4 million and $135.8 million, respectively.

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

Valuation allowance for deferred tax assets

        We consider future taxable income and feasible tax planning strategies in assessing the need for establishing or removing a valuation allowance. We record or subsequently remove a valuation allowance to reflect our deferred tax assets to an amount that is more likely than not to be realized.

        In the event that our determination changes regarding the realization of all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset is recorded to our consolidated statement of operations in the period in which such a determination is made.

Revenue recognition

        We recognize local, national and political advertising sales, net of agency commissions, during the period in which the advertisements or programs are aired on our television stations, and when payment is reasonably assured. Internet and mobile advertisement sales are recognized when the advertisement is displayed on our web sites or the web sites of our advertising network. We recognize retransmission consent fees in the period in which our service is delivered.

Stock-based compensation

        We estimate the fair value of stock option awards using a Black-Scholes valuation model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the option's expected term, the price volatility of the underlying stock and the number of stock option awards that are expected to be forfeited. The expected term represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Expected volatility is based on historical trends for our class A common stock over the expected term, and prior to 2010, we used the historical trends of our class A common stock over the expected term, as well as a comparison to peer companies. Expected forfeitures are estimated using our historical experience. If future changes in estimates differ significantly from our current estimates, our future stock-based compensation expense and results of operations could be materially impacted.

Retirement plan

        We have historically provided a defined benefit retirement plan to our employees who did not receive matching contributions from our Company to their 401(k) Plan accounts. Our pension benefit obligations and related costs are calculated using actuarial concepts. Our defined benefit plan is a non-contributory plan under which we made contributions either to: a) traditional plan participants based on periodic actuarial valuations, which are expensed over the expected average remaining service lives of current employees; or b) cash balance plan participants based on 5% of each participant's eligible compensation. Effective April 1, 2009, this plan was frozen and we do not expect to make additional benefit accruals to this plan, however we continue to fund our existing vested obligations.

        We contributed $5.4 million, $5.4 million and $0.6 million to our pension plan during the years ended December 31, 2011, 2010 and 2009, respectively. We anticipate contributing $7.5 million to our pension plan in 2012.

        Weighted-average assumptions used to estimate our pension benefit obligations and to determine our net periodic pension benefit cost are as follows:

	Year Ended December 31,
	2011	2010	2009
Discount rate used to estimate our pension benefit obligation	3.90% - 4.20%	5.25%	5.75%
Discount rate used to determine net periodic pension benefit cost	5.25%	5.75%	6.00% - 7.25%
Rate of compensation increase	N/A	N/A	4.50%
Expected long-term rate-of-return on plan assets	7.00%	8.00%	8.25%

        For the discount rate for the year ended December 31, 2011, we used a custom bond modeler that develops a hypothetical portfolio of high quality corporate bonds, rated AA- and above by Standard & Poor's, that could be purchased to settle the obligations of the plan. The yield on this hypothetical portfolio represents a reasonable rate to value our plan liability. Prior to 2011, we used the Citigroup Pension Discount Curve to aid in the selection of our discount rate, which we believe reflects the weighted rate of a theoretical high quality bond portfolio consistent with the duration of the cash flows related to our pension liability.

        We considered the current levels of expected returns on a risk-free investment, the historical levels of risk premium associated with each of our pension asset classes, the expected future returns for each of our pension asset classes and then weighted each asset class based on our pension plan asset allocation to derive an expected long-term return on pension plan assets. During the year ended December 31, 2011, our actual rate of return on plan assets was 4.04%.

        As a result of the plan freeze during 2009, we have no further service cost or amortization of prior service cost related to the plan. In addition, because the plan is now frozen and participants became inactive during 2009, the net losses related to the plan included in accumulated other comprehensive income are now amortized over the average remaining life expectancy of the inactive participants instead of the average remaining service period. We expect to record a pension expense of approximately $1.0 million in 2012. For every 0.25% change in the actual return compared to the expected long-term return on pension plan assets and for every 0.25% change in the actual discount rate compared to the discount rate assumption for 2012, our 2012 pension expense would change by $0.2 million and less than $0.1 million, respectively.

        Our investment objective is to achieve a consistent total rate-of-return that will equal or exceed our actuarial assumptions and to equal or exceed the benchmarks that we use for each of our pension plan asset classes. The following asset allocation is designed to create a diversified portfolio of pension plan assets that is consistent with our target asset allocation and risk policy:

	Target Allocation	Percentage of Plan Assets as of December 31,
Asset Category	2011	2011	2010
Equity securities	60%	60%	63%
Debt securities	40%	40%	37%

	100%	100%	100%

Recently issued accounting pronouncements

        In September 2011, there were revisions to the accounting standard for goodwill impairment tests. A company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The revisions are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted during 2011 if an entity's financial statements have not yet been issued. We will adopt this guidance effective January 1, 2012, and we do not expect it to have a material impact on our financial position or results of operations.

        In June 2011, there were revisions to the accounting standard for reporting comprehensive income. A company has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The revisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. We will adopt this guidance effective January 1, 2012, and we do not expect it to have a material impact on our financial position or results of operations.

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

Results of Operations

        Set forth below are the key operating areas that contributed to our results for the years ended December 31, 2011, 2010 and 2009. Our consolidated financial statements reflect the operations of WWHO-TV, in Columbus, OH, WUPW-TV in Toledo, OH and the Banks Broadcasting joint venture station as discontinued for all periods presented. As a result, reported financial results may not be comparable to certain historical financial information.

        Our results of operations are as follows (in thousands):

	Year Ended December 31,
	2011	2011 vs 2010	2010	2010 vs 2009	2009
Local revenues	$255,478	7%	$237,744	9%	$218,169
National advertising sales	95,734	-3%	98,915	18%	83,770
Political advertising sales	8,132	-80%	41,619	278%	11,007
Interactive revenues	27,220	66%	16,443	493%	2,771
Other revenues	13,439	0%	13,469	11%	12,125

Net revenues	400,003	-2%	408,190	25%	327,842
Direct operating	130,618	10%	119,159	14%	104,531
Selling, general and administrative	103,770	2%	102,063	7%	95,771
Amortization of program rights	21,406	-6%	22,719	-4%	23,751
Corporate	26,481	11%	23,943	33%	18,066
Depreciation	26,246	-3%	27,013	-6%	28,639
Amortization of intangible assets	1,199	-23%	1,549	145%	633
Impairment of goodwill and broadcast licenses	—	—	—	-100%	39,487
Restructuring	707	-77%	3,136	530%	498
Loss (gain) from asset dispositions	472	-115%	(3,231)	-45%	(5,828)

Total operating expenses	310,899	5%	296,351	-3%	305,548

Operating income	$89,104	-20%	$111,839	402%	$22,294

Three-Year Comparison

        Net revenues consist primarily of national, local and political advertising sales, net of sales adjustments and agency commissions. Additional revenues are generated from advertising on our television station web sites, retransmission consent fees, interactive revenues, barter revenues, network compensation, production revenues, tower rental income and station copyright royalties.

        Net revenues during the year ended December 31, 2011 decreased by $8.2 million when compared with the prior year. The decrease was primarily due to: (i) a $33.5 million decrease in political advertising sales; and (ii) a $3.2 million decrease in national advertising sales. These decreases were partially offset by: (i) a $17.7 million increase in local revenues; and (ii) a $10.8 million increase in interactive revenues.

        The decrease in political advertising sales during the year ended December 31, 2011, compared to the same period last year, was a result of the Congressional, state and local elections in 2010 that did not recur in 2011. The decrease in national advertising sales was in part due to continued fragmentation of advertising spending across different media platforms.

        The increase in local revenues was primarily due to growth in local advertising sales, growth in retransmission consent revenues, primarily as a result of contractual rate increases, and increased advertising on our television station web sites. The increase in interactive revenues for the year ended December 31, 2011, compared to the same period last year was a result of growth in Internet advertising revenues primarily from increased advertising sales from RMM.

        The automotive category, which represented 24% of our local and national advertising sales during the year ended December 31, 2011, was essentially flat, as compared to 2010, during which the automotive category represented 23% of our local and national advertising sales.

        Net revenues during the year ended December 31, 2010 increased by $80.3 million when compared with the prior year. The increase was primarily due to: (i) a $30.6 million increase in political advertising sales; (ii) a $19.6 million increase in local revenues; (iii) a $15.1 million increase in national advertising sales; (iv) a $13.7 million increase in interactive revenues; and (v) a $1.3 million increase in other revenues.

        The increase in political revenues during the year ended December 31, 2010, compared to the prior year, was primarily the result of Congressional, state and local elections which take place in even numbered years as well as growth in issue advertising compared to the prior year.

        The increase in local revenues and national advertising sales during 2010 was primarily due to economic recovery experienced during 2010 compared to the prior year, which resulted in increased advertising spending in our markets. The increase in local revenues was also due to increased traffic to our web sites, and growth in retransmission consent fees as a result of contractual rate increases in per subscriber fees and an increase in subscriber levels compared to 2009. The increase in interactive revenues for the year ended December 31, 2010, compared to the prior year, was due to incremental revenues from the acquisition of RMM in October 2009.

        Direct operating expenses (excluding depreciation and amortization of intangible assets), which consist primarily of news, engineering and programming expenses, increased $11.5 million, or 10%, for the year ended December 31, 2011, compared to the prior year, primarily due to higher cost of goods sold related to RMM, and an increase in fees pursuant to network affiliation agreements compared to the prior year.

        Direct operating expenses increased $14.6 million, or 14%, for the year ended December 31, 2010, compared to the prior year. The increase was primarily attributable to higher cost of goods sold associated with RMM and increases in variable direct costs attributable to the growth in revenue compared to the prior year.

        Selling, general and administrative expenses consist primarily of employee salaries, sales commissions, employee benefit costs, advertising, promotional expenses and research. These costs increased $1.7 million, or 2%, for the year ended December 31, 2011, compared to the prior year. The increase was primarily due to an increase in sales compensation as a result of growth in our interactive revenues. Additionally, the increase was due in part to a benefit from a litigation settlement that occurred during the year ended December 31, 2010 that did not recur during 2011.

        Selling, general and administrative expenses increased $6.3 million, or 7%, for the year ended December 31, 2010, compared to the prior year. The increase was primarily due to higher variable costs attributable to the growth in revenue compared to the prior year and higher employee benefits expense primarily associated with the reinstatement of contributions to the Company's 401(k) Plan starting in 2010.

        Selling expenses as a percentage of net revenues were 7.4%, 7.3% and 7.7% for the years ended December 31, 2011, 2010 and 2009, respectively.

        Amortization of program rights represents the recognition of expense associated with syndicated programming, features and specials, and these costs decreased $1.3 million, or 6%, for the year ended December 31, 2011 and decreased $1.0 million, or 4%, for the year ended December 31, 2010, compared to their respective prior years. The decrease in both periods was primarily attributable to a decrease in the cost of syndicated programming.

        Corporate expenses represent corporate executive management, accounting, legal and other costs associated with the centralized management of our stations, and these costs increased $2.5 million, or 11%, for the year ended December 31, 2011, compared to the prior year. The increase was primarily due to increases in legal and professional fees, and stock-based compensation.

        Corporate expenses increased $5.9 million, or 33%, for the year ended December 31, 2010, compared to the prior year. The increase was primarily due to increases in performance bonuses and stock-based compensation.

        Depreciation expense decreased $0.8 million, or 3%, for the year ended December 31, 2011 and decreased $1.6 million, or 6%, for the year ended December 31, 2010, compared to their respective prior years. The decreases during 2011 and 2010 were due to assets that have been fully depreciated compared to the prior year.

        Amortization of intangible assets decreased $0.4 million, or 23%, for the year ended December 31, 2011, compared to the prior year. The decrease was due to certain intangible assets acquired in the RMM acquisition that have been fully amortized compared to the prior year.

        Amortization of intangible assets increased $0.9 million, or 145%, for the year ended December 31, 2010 compared to the prior year. The increase was a result of the amortization of intangible assets acquired in the RMM acquisition.

        Impairment of goodwill and broadcast licenses reflects non-cash impairment charges recorded during the year ended December 31, 2009, which includes an impairment to the carrying values of our broadcast licenses of $36.8 million and an impairment to the carrying values of our goodwill of $2.7 million as described further in Note 6—"Intangible Assets" to our consolidated financial statements. We also recorded a $1.6 million impairment charge related to discontinued operations during the year ended December 31, 2011.

        Restructuring charges of $0.7 million, $3.1 million and $0.5 million were recorded during the years ended December 31, 2011, 2010 and 2009, respectively, as a result of the consolidation of certain activities at our stations.

        Loss (gain) from asset dispositions for the year ended December 31, 2011 was $0.5 million and was primarily attributable to a loss on the disposal of fixed assets. Loss (gain) from asset dispositions for the years ended December 31, 2010 and 2009 was $(3.2) million and $(5.8) million, respectively. The gain in both periods was primarily attributable to a gain on the exchange of certain equipment with Sprint Nextel of $3.7 million and $5.9 million, respectively, both of which were partially offset by a loss on the disposal of fixed assets.

Other Expense (Income)

	Year Ended December 31,
	2011	2010	2009
Components of other expense (income):
Interest expense, net	$50,706	$51,525	$44,286
Share of loss in equity investments	4,957	169	6,128
(Gain) loss on derivative instruments	(1,960)	1,898	(208)
Loss (gain) on extinguishment of debt	1,694	2,749	(50,149)
Other expense (income), net	51	(728)	(1,344)

Total other expense (income), net	$55,448	$55,613	$(1,287)

        Interest expense, net decreased $0.8 million, or 2%, for the year ended December 31, 2011, compared to the prior year primarily due to reductions in interest expense on borrowings under our 2009 senior secured credit facility as a result of a reduction of balances outstanding under the facility during the year. This decrease was partially offset by an increase in interest expense related to our Senior Notes. Interest expense, net increased $7.2 million, or 16%, for the year ended December 31, 2010, compared to the prior year primarily due to the impact of the issuance of our Senior Notes during the second quarter of 2010. These increases were partially offset by reductions in interest expense under our 2009 senior secured credit facility as a result of reduced balances outstanding under our facility during 2010. The following table summarizes our total interest expense, net (in thousands):

	Year Ended December 31,
	2011	2010	2009
Components of interest expense:
Senior secured credit facility	$2,389	$5,618	$10,008
8 3/8% Senior Notes	17,389	12,321	—
6 1/2% Senior Subordinated Notes	18,002	18,655	19,175
6 1/2% Senior Subordinated Notes—Class B	10,505	11,015	11,403
Other interest costs	2,421	3,916	3,700

Total interest expense, net	$50,706	$51,525	$44,286

        Share of loss in equity investments was $5.0 million and $6.1 million for the years ended December 31, 2011 and 2009, respectively, and primarily reflects impairment charges relating to accrued loan obligations to our joint venture with NBCUniversal, pursuant to the shortfall funding agreements further described in Item 1. "Business—Joint Venture with NBCUniversal" and in Note 15—"Commitments and Contingencies" to our consolidated financial statements. Because of uncertainty surrounding the joint venture's ability to repay any shortfall loans, we recognized a charge of $4.7 million and $6.0 million to reflect the impairment of the shortfall loans during the years ended December 31, 2011 and 2009, respectively. Additionally, beginning in 2009, we no longer recognize our approximate 20% share of the joint venture's net loss because the investment was fully impaired during the year ended December 31, 2008; accordingly, we suspended recognition of equity method gains and losses.

        (Gain) loss on derivative instruments was $(2.0) million, $1.9 million and $(0.2) million for the years ended December 31, 2011, 2010 and 2009, respectively. During 2011, 2010 and 2009, our derivative instrument consisted of an interest rate hedge agreement entered into during the second quarter of 2006 (the "2006 interest rate hedge") to hedge the variability in cash flows associated with a notional amount of the declining balances of our term loans under our 2009 senior secured credit facility. The 2006 interest rate hedge effectively converted the floating rate LIBOR-based payments under this portion of the facility to fixed payments; however the hedge ceased to be highly effective during 2010 as a result of the $45.9 million repayment of principal on our terms loans, as described further in Note 8—"Derivative Financial Instruments" to our consolidated financial statements. Accordingly, the portion of the fair value recognized in accumulated other comprehensive loss, $3.6 million, was recorded as a charge to our consolidated statement of operations during the year ended December 31, 2010, and all changes in fair value have since been recorded in our consolidated statement of operations. The gains of $(2.0) million and $(0.2) million for the years ended December 31, 2011 and 2009, respectively, were due to fluctuations in market interest rates. The loss of $1.9 million for the year ended December 31, 2010 was due to fluctuations in market interest rates and the $3.6 million charge from accumulated other comprehensive income.

        Loss (gain) on extinguishment of debt was $1.7 million, $2.7 million and $(50.1) million for the years ended December 31, 2011, 2010 and 2009, respectively. The loss on extinguishment of debt during the years ended December 30, 2011 and 2010 was due to a write down of deferred financing fees as a result of the payment of principal on our revolving credit facility and term loans as further described in "Description of Indebtedness". Additionally, the loss on extinguishment of debt during the year ended December 31, 2011, includes a write-down of deferred financing fees and unamortized discount due to the redemption of $109.1 million of our 6 1/2% Senior Subordinated Notes, and $55.9 million of our 6 1/2% Senior Subordinated Notes—Class B as further described in "Liquidity and Capital Resources". The gain of $50.1 million recorded in 2009 was related to the purchase of a portion of our Senior Subordinated Notes during the year ended December 31, 2009.

        Income taxes reflected a (benefit from) provision for income tax of $(16.0) million, $20.0 million and $13.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

        Our recorded (benefit from) income tax of $(16.0) million for the year ended December 31, 2011 represents an effective tax rate of (47.7)% compared to a provision for income tax of $20.0 million for the year ended December 31, 2010, which represents an effective tax rate of 35.7%. The decrease in the 2011 effective tax rate is primarily a result of the fourth quarter 2011 reversal of $35.1 million of our federal valuation allowance relating to 1999 to 2002 net operating losses, and the fourth quarter 2011 reversal of $1.0 million of our state valuation allowance relating to 2002 to 2010 net operating losses. These valuation allowances were reversed primarily due to our recent history of taxable income, and our projected ability to generate sufficient taxable income prior to the expiration of those net operating loss carryforwards. Upon the reversal of the federal and state valuation allowances, as of December 31, 2011, we had a remaining valuation allowance of $23.4 million placed against our deferred tax assets primarily related to state net operating loss carryforwards.

        The combined $36.1 million income tax benefit described above was offset in part by a $5.1 million discrete deferred income tax expense recognized in the second quarter of 2011, which resulted from state tax legislation enacted in Michigan in May 2011, which repealed the Michigan business tax ("MBT"), and implemented a corporate income tax instead, effective January 2012. As a result of the elimination of the MBT, certain future tax deductions that were available to be utilized beginning in 2015, and had been recognized as deferred tax assets in our financial statements, were no longer deductible. Therefore, during the year ended December 31, 2011, we recognized incremental deferred income tax expense of $5.1 million, net of federal benefit, for the reversal of these previously established deferred tax assets.

        During the years ended December 31, 2010 and 2009, we recorded a provision for income tax of $20.0 million and $13.9 million, respectively, which represents an effective tax rate of 35.7% and 58.8%, respectively. The decrease in the 2010 effective tax rate was primarily due to the one-time impact of various state law changes that occurred in 2009.

Results of Discontinued Operations

        Our consolidated financial statements reflect the operations, assets and liabilities of WWHO-TV in Columbus, OH, WUPW-TV in Toledo, OH, and the Banks Broadcasting joint venture station as discontinued for all periods presented. As a result, (loss) income from discontinued operations was $(0.9) million, $0.3 million and $(0.6) million for the years ended December 31, 2011, 2010 and 2009, respectively. For further information see Note 3—"Discontinued Operations" to our consolidated financial statements.

Liquidity and Capital Resources

        Our liquidity position depends on our ability to generate cash from operations and to utilize borrowings under our senior secured credit facility. Our ability to make use of the revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of EBITDA we generate from our operations. As of December 31, 2011, we were in compliance with all financial and non-financial covenants under our senior secured credit facility. As of December 31, 2011, we had unrestricted cash and cash equivalents of $18.1 million, and a $75 million revolving credit facility, of which $40 million was available. We had restricted cash balances of $255.2 million, which were used to redeem, on January 20, 2012, all of the remaining Senior Subordinated Notes and to pay accrued interest through the redemption date. Below is a discussion of our significant sources and uses of cash and should be read in conjunction with our consolidated statements of cash flows.

Operating activities

        Cash provided by operating activities is primarily driven by our net revenues and changes in working capital as a result of the timing of collections and payments. Our total net revenues has primarily been, and will primarily be affected by, among other things, the following:

  •
  Continued growth in local and interactive revenues.  During the years ended December 31, 2011 and 2010, our local revenues, which include net local advertising sales, retransmission consent fees and revenues from our television station web sites and mobile applications, increased 7% and 9%, respectively, compared to the prior year. Additionally, during the years ended December 31, 2011 and 2010, our interactive revenues increased 66% and 493%, respectively, which are generated by our online advertising and media services business, RMM and Nami Media, our digital advertising management and technology company. We expect further growth in our local revenues and interactive revenues, however, there can be no assurance that this will occur.

  •
  Cyclical fluctuations.  We experience significant fluctuations in our political advertising revenues since advertising revenues are generally higher in even-numbered years due to additional revenues associated with political advertising related to local and national elections. Political advertising revenues were $8.1 million, $41.6 million and $11.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. We also experience incremental advertising revenues associated with Olympic broadcasts during even-numbered years. We anticipate increased advertising revenues during 2012 as a result of these cyclical fluctuations. Additionally, the U.S. Supreme Court's ruling in 2010 that allowed for unlimited independent political expenditures from corporations and unions may further increase political advertising spending in even numbered years.

        Other items impacting our cash flow from operations include:

  •
  Employee benefit contributions.  Our employee benefit plan contributions include contributions to our pension plan and the 401(k) Plan. Volatility in the equity markets impacts the fair value of our pension plan assets and ultimately the cash funding requirements of our pension plan. We contributed $5.4 million, $5.4 million and $0.6 million to our pension plan during the years ended December 31, 2011, 2010 and 2009, respectively, and anticipate contributing $7.5 million to our pension plan during 2012. Effective January 1, 2010, we resumed contributions to the 401(k) Plan, whereby we provide a 3% non-elective contribution to all eligible employees. We contributed approximately $3.6 million, $3.5 million, and $0.5 million during the years ended December 31, 2011, 2010 and 2009, respectively, and expect to contribute approximately $4 million to our 401(k) Plan during 2012.

  •
  Payments related to certain restructuring activities.  We made cash payments related to certain restructuring initiatives of $1.1 million, $2.6 million and $9.5 million during the years ended December 31, 2011, 2010 and 2009, respectively. For further details on these restructuring initiatives see Note 13—"Restructuring" to our consolidated financial statements.

Investing activities

        Cash used in investing activities has primarily been, and will primarily be affected by, among other things, the following:

  •
  Capital expenditures.  Capital expenditures increased $2.6 million to $20.1 million, and increased $7.4 million to $17.4 million, for the years ended December 31, 2011 and 2010, respectively, compared to the prior years. We anticipate capital expenditures of approximately $26 million during the year ended December 31, 2012, which we expect to fund using cash flows from operations.

  •
  Cash requirements related to the NBCUniversal joint venture.  During the years ended December 31, 2011 and 2010, pursuant to the shortfall funding agreements, we made shortfall loans in an aggregate principal amount of $6.6 million, representing our approximate 20% share in debt service shortfalls. As of December 31, 2011, we have an accrued shortfall funding liability of $4.1 million for our approximate 20% share of debt service shortfalls that we expect to fund during 2012 and into 2013. We believe that cash shortfalls beyond the amounts currently accrued are not probable. Actual cash shortfalls at the joint venture could vary from our current estimates.

  For further information about the joint venture with NBCUniversal, the estimate of our shortfall funding liability, and the shortfall funding agreements, see Item 1A. "Risk Factors—The GECC Note could result in significant liabilities, including (i) requiring us to make short-term cash payments to the NBCUniversal joint venture to fund interest payments and (ii) potentially giving rise to the acceleration of our existing indebtedness, which would cause such existing indebtedness to become immediately due and payable," as well as Note 15—"Commitments and Contingencies" to our consolidated financial statements.

  •
  Acquisition and sale of assets.  During the years ended December 31, 2011 and 2010, we made cash payments totaling $10.0 million, which included $0.9 million contributed by WBDT, a consolidated VIE, and $0.6 million, respectively, associated with the acquisition of stations and interactive investments. During 2012, we expect to receive aggregate cash proceeds of approximately $29 million related to the divestitures of WWHO-TV in Columbus, OH, and WUPW-TV in Toledo, OH.

  •
  Other investments.  During the year ended December 31, 2011, we acquired a majority interest in Nami Media, a digital advertising management and technology company. Under the terms of the purchase agreement, we may be required to purchase the remaining outstanding shares of Nami Media in 2014, with a purchase price based on multiples of Nami Media's 2013 net revenue and EBITDA as further described in Note 2—"Acquistions". Our maximum potential obligation under the Nami Media agreements is $36.5 million.

Financing activities

        Cash used in financing activities has primarily been, and will primarily be affected by, among other things, the following:

  •
  Senior secured credit facility.  During the year ended December 31, 2011, we entered into a new senior secured credit facility, comprised of a six-year, $125 million term loan, a seven-year, $260 million incremental term loan and a five-year, $75 million revolving credit facility, of which $16 million was drawn against such facility as of the date of this report. Concurrent with the closing of the new senior secured credit facility, we terminated the credit agreement governing our 2009 senior secured credit facility, the proceeds of which were used to complete the redemption of our Senior Subordinated Notes described below.

  •
  Senior Subordinated Notes Due 2013.  During the year ended December 31, 2011, we redeemed $109.1 million of our 6 1/2% Senior Subordinated Notes, and $55.9 million of our 6 1/2% Senior Subordinated Notes—Class B. The redemption of these notes was funded in part with proceeds from the term loan, the revolving credit facility and cash on hand. The redemption was completed on November 25, 2011. Additionally, on December 21, 2011, we issued notices to redeem all of the remaining Senior Subordinated Notes at par, plus accrued and unpaid interest through the redemption date. We used proceeds from the incremental term loan and cash on hand to fund the aggregate redemption price. On December 21, 2011, we irrevocably deposited with the trustee the full amount of the redemption price of our Senior Subordinated Notes. As of December 31, 2011, the $255.2 million irrevocable deposit was classified as restricted cash in our consolidated balance sheets, and $251.0 million of our Senior Subordinated Notes, net of a discount of $1.2 million, remained outstanding. The redemption was completed on January 20, 2012, and as of that date, there were no Senior Subordinated Notes outstanding. For further information on these transactions see "Description of Indebtedness".

  •
  Stock repurchase program.  During the year ended December 31, 2011, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $25 million of our class A common stock over a 12 month period. Pursuant to this authorization, during the year ended December 31, 2011, we repurchased approximately 0.8 million shares of our class A common stock on the open market for an aggregate purchase price of $2.7 million.

        We believe that our cash flows from our current operations, together with available borrowings under our senior secured credit facility, will be sufficient to meet our anticipated cash requirements for the next 12 months, and beyond. These cash requirements include working capital, capital expenditures, interest payments, scheduled principal payments, and loans to the joint venture with NBCUniversal. For our long-term liquidity needs, in addition to the sources described above, we may rely upon, among other things, the issuance of long-term debt, the issuance of equity, or other financing sources available to us. Volatility and disruption of the capital and credit markets could impact our ability to access such sources. Anticipated cash payments for our debt and related interest are described below.

Contractual Obligations

        The following table summarizes our estimated future contractual cash obligations as of December 31, 2011 (in thousands):

	2012	2013-2014	2015-2016	2017 and thereafter	Total
Principal payments and mandatory redemptions on debt(1)	$2,879	$24,385	$84,180	$509,500	$620,944
Cash interest on debt(2)	31,393	67,503	71,123	54,775	224,794
Program payments(3)	21,921	30,175	782	—	52,878
Operating leases(4)	810	2,026	1,759	2,599	7,194
Operating agreements(5)	20,409	20,367	10,636	3,508	54,920
Deferred compensation payments(6)	—	249	141	91	481

Total	$77,412	$144,705	$168,621	$570,473	$961,211

(1)
We are obligated to make mandatory quarterly principal payments and to use proceeds of asset sales not reinvested to pay-down the term loans under our senior secured credit facility. We are also obligated to repay in full our Senior Notes as described in Item 1A. "Risk Factors—We may not be able to refinance all or a portion of our indebtedness or obtain additional financing on satisfactory terms". The amount does not include any potential amounts that may be paid related to the GECC Note as described in Item 1A. "Risk Factors—The GECC Note could result in significant liabilities, including (i) requiring us to make short-term cash payments to the NBCUniversal joint venture to fund interest payments and (ii) potentially giving rise to the acceleration of our existing indebtedness, which would cause such existing indebtedness to become immediately due and payable".

(2)
We have contractual obligations to pay cash interest on our senior secured credit facility and on our Senior Notes through April 15, 2018, as well as commitment fees of 0.50% on our revolving credit facility, as described in "Description of Indebtedness".

(3)
We have entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $8.4 million of program obligations as of December 31, 2011 and have unrecorded commitments of $44.5 million for programming that is not available to air as of December 31, 2011.

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

        The above table excludes future payments for our defined benefit retirement plans, deferred taxes and executive compensation, with the exception of scheduled deferred compensation payments detailed above, because their future cash outflows are uncertain. Also excluded from the table above are principal payments of $252.2 million and cash interest payments of $3.0 million as a result of our irrevocable deposit of $255.2 million with the trustee on December 21, 2011, to redeem in full all of our Senior Subordinated Notes on January 20, 2012 as further described in "Description of Indebtedness", and potential interest shortfall payments to the joint venture with NBCUniversal. For additional information regarding our financial commitments as of December 31, 2011 see Note 7—"Long-term Debt", Note 11—"Retirement Plans" and Note 15—"Commitments and Contingencies" to our consolidated financial statements.

Summary of Cash Flows

        The following table presents summarized cash flow information (in thousands):

	Year Ended December 31,
					2010 vs 2009
	2011	2010	2009	2011 vs 2010
Net cash provided by operating activities	$62,660	$90,231	$27,350	$(27,571)	$62,881
Net cash used in investing activities	(289,180)	(23,649)	(14,490)	(265,531)	(9,159)
Net cash provided by (used in) financing activities	232,929	(66,039)	(21,861)	298,968	(44,178)

Net increase (decrease) in cash and cash equivalents	$6,409	$543	$(9,001)	$5,866	$9,544

        Net cash provided by operating activities decreased $27.6 million to $62.7 million for the year ended December 31, 2011, compared to cash provided by operating activities of $90.2 million for the prior year. The decrease was primarily attributable to a $33.5 million decrease in political advertising sales, an $11.5 million increase in direct operating expenses, and a $10.1 million increase in working capital, all of which were partially offset by a $17.7 million increase in local revenues and a $10.8 million increase in interactive revenues.

        Net cash provided by operating activities increased $62.9 million to $90.2 million for the year ended December 31, 2010, compared to cash provided by operating activities of $27.4 million for the prior year. The increase was primarily due to an increase in net revenues of $80.3 million, offset by increases of $14.6 million in direct operating and $6.3 million in selling, general and administrative expenses in 2010 compared to 2009.

        Net cash used in investing activities increased $265.5 million to $289.2 million for year ended December 31, 2011, compared to cash used in investing activities of $23.6 million for the prior year. The increase is primarily attributable to an increase in restricted cash as a result of our irrevocable deposit for the full amount of the redemption price of our Senior Subordinated Notes as further described in "Description of Indebtedness". The increase is also attributable to an increase in payments for business combinations of $8.5 million and an increase in capital expenditures of $2.6 million. These increases were partially offset by a decrease of $1.6 million for shortfall loans to our joint venture with NBCUniversal and other investments of $1.6 million.

        Net cash used in investing activities increased $9.2 million to $23.6 million for year ended December 31, 2010, compared to cash used in investing activities of $14.5 million for the prior year. The increase is primarily attributable to an increase in capital expenditures of $7.4 million, shortfall loans of $4.1 million to our joint venture with NBCUniversal, payments of $2.2 million related to our 2006 interest rate hedge and $2.0 million paid to acquire a non-controlling investment in an interactive service provider that hosts our web sites during 2010. These increases compare to $6.0 million paid under our settlement with 54 Broadcasting and $1.2 million paid for our acquisition of RMM during 2009.

        Net cash provided by financing activities was $232.9 million for the year ended December 31, 2011, compared to net cash used in financing activities of $66.0 million for the prior year. The increase is primarily attributable to an increase in proceeds from borrowings under our new senior secured credit facility, partially offset by payments on our Senior Subordinated Notes as further described in "Description of Indebtedness".

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

Description of Indebtedness

        Debt consisted of the following (in thousands):

	December 31,
	2011	2010
Senior Secured Credit Facility:
Revolving credit loans	$35,000	$—
$125,000 Term loans, net of discount of $604 as of December 31, 2011	124,396	—
$260,000 Incremental term loans, net of discount of $2,594 as of December 31, 2011	257,406	—
2009 Senior Secured Credit Facility:
Term loans	—	9,573
8 3/8% Senior Notes due 2018	200,000	200,000
6 1/2% Senior Subordinated Notes due 2013	166,773	275,883
$85,426 and $141,316 6 1/2% Senior Subordinated Notes due 2013—Class B, net of discount of $1,228 and $3,512 as of December 31, 2011 and 2010, respectively	84,198	137,804
Other debt	944	—

Total debt	868,717	623,260
Less current portion	253,856	9,573

Total long-term debt	$614,861	$613,687

Total debt	$868,717	$623,260
Cash and cash equivalents	(18,057)	(11,648)
Restricted cash	(255,159)	—

Consolidated net debt(1)	$595,501	$611,612

(1)
Consolidated net debt is a non-GAAP financial measure, and is equal to total debt less cash and cash equivalents. Solely for the purpose of computing consolidated net debt as of December 31, 2011, our senior secured credit facility permits restricted cash to be offset against total debt. Consolidated net debt provides investors with useful information about our financial position, and is one of the financial measures used to evaluate compliance with our debt covenants.

Senior Secured Credit Facility

        On October 26, 2011, we entered into a credit agreement governing our senior secured credit facility with JP Morgan Chase Bank, N.A. ("JPMorgan"), Administrative Agent, and the banks and other financial institutions party thereto. Our senior secured credit facility is comprised of a six-year, $125 million term loan and a five-year, $75 million revolving credit facility, and bears interest at a rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 1/2 of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin based upon our consolidated senior secured leverage ratio, currently set at 3.00% and 2.00% for LIBOR based loans and ABR rate loans, respectively. Lastly, the unused portion of the revolving credit facility is subject to a commitment fee based upon our Consolidated Senior Secured Leverage Ratio, currently set at 0.50% for both LIBOR based loans and ABR rate loans. Concurrent with the closing of our senior secured credit facility, we terminated the credit agreement governing our 2009 senior secured credit facility.

        The terms of the credit agreement provide for customary representations and warranties, affirmative and negative covenants (including financial covenants), and events of default. The credit agreement also provides for the payment of customary fees and expenses by us. The credit facilities available under the the credit agreement can be accelerated upon events of default and require the term loans to be prepaid under certain circumstances with amounts determined by reference to the proceeds from certain asset sales (subject to reinvestment rights), the incurrence of certain indebtedness and a percentage of annual excess cash flow.

        The credit facilities are senior secured obligations and rank senior in right of payment to our existing and future subordinated indebtedness. LIN TV and certain of our existing, or hereafter created or acquired, domestic subsidiaries guarantee the credit facilities on a senior basis. LIN Television and each of our subsidiary guarantors have granted a security interest in all or substantially all of our assets to secure the obligations under our senior secured credit facility, and LIN TV Corp. has granted a security interest in the capital stock of LIN Television to secure such obligations.

        Our senior secured credit facility permits us to prepay loans and to permanently reduce the revolving credit commitments, in whole or in part, at any time. We are also obligated to make mandatory quarterly principal payments. In addition, our senior secured credit facility restricts the use of proceeds from asset sales not reinvested in our business and the use of proceeds from the issuance of debt (subject to certain exceptions), which must be used for mandatory prepayments of principal of the term loans.

        The credit agreement governing our senior secured credit facility also requires on an annual basis, following the delivery of our year-end financial statements, and commencing after the year ended December 31, 2012, mandatory prepayments of principal of the term loans based on a computation of excess cash flow for the preceding fiscal year, as more fully described in the credit agreement.

        On December 21, 2011, we and JPMorgan as Lender and Administrative Agent, signed an incremental term loan activation notice creating an incremental term loan facility pursuant to our existing credit agreement dated October 26, 2011, by and among us, JPMorgan, as Administrative Agent, and the banks and other financial institutions party thereto. The incremental term loan facility is a seven-year, $260 million term loan facility and is subject to the terms of our credit agreement. Borrowings under the incremental term loan facility were used (i) to pay the call price for our redemption of all of our remaining Senior Subordinated Notes, as described below, and (ii) to pay accrued interest, fees and expenses associated with the redemption. Borrowings under the incremental term loan facility bear interest at a rate based, at our option, on an adjusted LIBOR rate, plus an applicable margin of 3.75%, or an adjusted Base Rate, plus an applicable margin of 2.75%; provided, that the adjusted LIBOR rate shall at no time be less than 1.25% per annum.

        The incremental term loan facility is a senior secured obligation and ranks senior in right of payment to our existing and future subordinated indebtedness. The incremental term loan facility is guaranteed and secured on the same basis as the other credit facilities under the credit agreement. If we do not refinance, redeem or discharge our Senior Notes on or prior to January 15, 2018, then, in such event, the maturity of the incremental term loan facility will be accelerated from December 21, 2018 to January 15, 2018.

        The following table summarizes certain key terms of our senior secured credit facility (in thousands):

	Credit Facility
	Revolving Facility	Term Loans	Incremental Term Loans
Final maturity date	10/26/2016	10/26/2017	12/21/2018
Available balance as of December 31, 2011	$40,000	$—	$—
Interest rates as of December 31, 2011:
Interest rate	0.30%	0.26%	1.25%
Applicable margin	3.00%	3.00%	3.75%

Total	3.30%	3.26%	5.00%

2009 Senior Secured Credit Facility

        Borrowings under our 2009 senior secured credit facility bore an interest rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 1/2 of 1 percent, or (iii) the one-month LIBOR rate plus 1%. In addition, the rate we selected bore an applicable margin rate of 3.75% or 2.75% for LIBOR based loans and ABR rate loans, respectively. Lastly, the unused portion of the revolving credit facility was subject to a commitment fee of 0.50% depending on our consolidated leverage ratio.

        During the year ended December 31, 2011, we paid the remaining balance of $9.6 million on the term loans outstanding under our 2009 senior secured credit facility. Additionally, our available revolving credit commitments decreased from $76.1 million to $48.7 million under our 2009 senior secured credit facility, based on a computation of excess cash flow for the fiscal year ended December 31, 2010. As a result, we recorded a loss on extinguishment of debt of $0.2 million during the year ended December 31, 2011, consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans. Additionally, during the year ended December 31, 2010, we used proceeds from the issuance of our Senior Notes to repay $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of the credit agreement governing the terms of our 2009 senior secured credit facility. As a result, during the year ended December 31, 2010, we recorded a loss on extinguishment of debt of $2.7 million, consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans.

8 3/8% Senior Notes

8 3/8% Senior Notes
Final maturity date	4/15/2018
Annual interest rate	8.375%
Payable semi-annually in arrears	April 15th
October 15th

        Our Senior Notes are unsecured but rank equally in right of payment with all senior secured indebtedness and senior to all subordinated indebtedness.

        The indenture governing our Senior Notes contains covenants limiting our ability and the ability of our restricted subsidiaries to, among other things, incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; create certain liens; merge, consolidate or sell substantially all of our assets; and enter into certain transactions with affiliates. These covenants are subject to certain exceptions and qualifications. The indenture also has change of control provisions which may require our Company to purchase our Senior

Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest. Additionally, if we sell assets under certain circumstances, we will be required to make an offer to purchase our Senior Notes at their face amount, plus accrued and unpaid interest, if any, through the purchase date.

6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B

        During the year ended December 31, 2011, we redeemed $109.1 million of our 6 1/2% Senior Subordinated Notes, and $55.9 million of our 6 1/2% Senior Subordinated Notes—Class B. The redemption of these notes, at par, was funded in part by proceeds from the term loan, the revolving credit facility and cash on hand. As a result of this redemption, we recorded a loss on extinguishment of debt of $1.5 million associated with a write-down of deferred financing fees and unamortized discount in our consolidated statement of operations.

        On December 21, 2011, we issued notices to redeem all of the remaining Senior Subordinated Notes at par, plus accrued and unpaid interest through the redemption date. We used proceeds from the incremental term loan under our new senior secured credit facility as described above, and cash on hand to fund the aggregate redemption price. On December 21, 2011, we irrevocably deposited with the trustee the full amount of the redemption price of our Senior Subordinated Notes. As of December 31, 2011, the $255.2 million irrevocable deposit was classified as restricted cash in our consolidated balance sheets, and $251.0 million of our Senior Subordinated Notes, net of a discount of $1.2 million, remained outstanding. The redemption was completed on January 20, 2012, and as of that date, there were no Senior Subordinated Notes outstanding. As a result of this redemption, we expect to record a loss on extinguishment of debt of $2.1 million associated with a write-down of deferred financing fees and unamortized discount to our consolidated statement of operations during the three months ended March 31, 2012.

Other Debt

        During the year ended December 31, 2011, WBDT Television, LLC ("WBDT"), a consolidated VIE, entered into a term loan with an unrelated third party in an original principal amount of $0.9 million to fund a portion of the purchase price for the acquisition of certain assets of WBDT-TV. This term loan matures in equal quarterly installments through May 2016. LIN Television fully and unconditionally guarantees this loan.

Repayment of Principal

        The following table summarizes scheduled future principal repayments on our debt agreements (in thousands):

	Revolving Facility	Term Loans	Incremental Term Loans	8 3/8% Senior Notes due 2018	Other Debt	Total
Final maturity date	10/26/2016	10/26/2017	12/21/2018	4/15/2018
2012(1)	$—	$—	$2,600	$—	$279	$2,879
2013	—	6,250	2,600	—	241	9,091
2014	—	12,500	2,600	—	194	15,294
2015	—	18,750	2,600	—	184	21,534
2016 and thereafter	35,000	87,500	249,600	200,000	46	572,146

Total	$35,000	$125,000	$260,000	$200,000	$944	$620,944

(1)
Excluded from the table above are principal payments of $252.2 million as a result of our irrevocable deposit with the trustee on December 21, 2011, to redeem in full all of our remaining Senior Subordinated Notes on January 20, 2012.

        The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt with the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	December 31,
	2011	2010
Carrying amount	$868,717	$623,260
Fair value	860,164	634,245

Off Balance Sheet Arrangements

GECC Note

        We have guaranteed the GECC Note, which is an $815.5 million 25-year non-amortizing senior secured note bearing an initial interest rate of 8.0% per annum until March 1, 2013 and 9% per annum thereafter. The GECC Note was assumed by our joint venture with NBCUniversal in 1998 and in the event of a default and acceleration of the GECC Note, our guarantee would require LIN TV to pay any shortfall should the assets of the joint venture be liquidated and not be sufficient to satisfy the principal amount due under the GECC Note. The GECC Note is not LIN TV's or LIN Television's obligation, nor the obligation of any of our subsidiaries. GECC has recourse only to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interest in the joint venture, to LIN TV pursuant to its guarantee. Acceleration of the GECC Note upon an event of default, and GECC's pursuit of remedies against LIN TV pursuant to the guarantee, could, if they result in material adverse consequences to LIN Television, cause an acceleration of LIN Television's senior secured credit facility and other outstanding indebtedness. For more information about the GECC Note, see the description of the NBCUniversal Joint Venture in Item 1. "Business—Joint Venture with NBCUniversal" and Item 1A. "Risk Factors—The GECC Note could result in significant liabilities, including (i) requiring us to make short term cash payments to the NBCUniversal joint venture to fund interest payments and (ii) potentially giving rise to the acceleration of our existing indebtedness, which could cause such indebtedness to become immediately due and payable", as well as the description of the GECC Note in Note 15—"Commitments and Contingencies" to our consolidated financial statements.

Future Program Rights Agreements

        We record program rights agreements on our balance sheet on the first broadcast date the programs are available for air. As a result, we have commitments for future program rights agreements not recorded on our balance sheet as of December 31, 2011 of $44.5 million, as detailed in Note 15—"Commitments and Contingencies" to our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk related to interest rates on our senior secured credit facility debt. In accordance with our interest rate risk management policy, we do not enter into derivative instruments unless there is an underlying exposure, and we do not enter into derivative financial instruments for speculative trading purposes.

Interest Rate Risk

        Our total debt as of December 31, 2011 was $868.7 million, including the current portion of $253.9 million, of which our Senior Notes and Senior Subordinated Notes bear a fixed interest rate and the credit facility bears an interest rate based on, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 1/2 of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin based upon our consolidated senior secured leverage ratio, currently set at 3.00% and 2.00% for LIBOR based loans and ABR rate loans, respectively. Additionally, borrowings under the incremental term loan facility bear interest at a rate based, at our option, on an adjusted LIBOR rate, plus an applicable margin of 3.75%, or an adjusted Base Rate, plus an applicable margin of 2.75%; provided, that the adjusted LIBOR rate shall at no time be less than 1.25% per annum.

        Accordingly, we are exposed to potential losses related to increases in interest rates. The outstanding balance on our senior secured credit facility was $416.8 million as of December 31, 2011. Therefore, a hypothetical 1% increase in the floating rate used as the basis for the interest charged on our senior secured credit facility as of December 31, 2011 would increase our annualized interest expense by $4.2 million, assuming such amounts remain outstanding under the facility.

        Borrowings under our 2009 senior secured credit facility bore an interest rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 1/2 of 1 percent, or (iii) the one-month LIBOR rate plus 1%. In addition, the rate we selected also bore an applicable margin rate of 3.750% or 2.750% for LIBOR based loans and ABR rate loans, respectively. We historically used the 2006 interest rate hedge to hedge a notional amount of the declining balances of our term loans under our 2009 senior secured credit facility to mitigate changes in our cash flows resulting from fluctuations in interest rates. The 2006 interest rate hedge effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our 2009 senior secured credit facility. During the year ended December 31, 2011, this hedge expired concurrent with the expiration of our 2009 senior secured credit facility. For further information see Note 8—"Derivative Financial Instruments" to our consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data

        See index on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        a)    Evaluation of disclosure controls and procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        b)    Management's Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by the SEC, we have excluded Nami Media from our evaluation as of December 31, 2011 because it was acquired by us in a purchase business combination on November 22, 2011. Nami Media is a majority-owned and controlled subsidiary, whose total assets and total revenues represent 1% and less than 1%, respectively, of our consolidated financial statement amounts as of and for the year ended December 31, 2011. Based on this evaluation, which excludes Nami Media because it was acquired in a purchase business combination on November 22, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2011.

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

        c)    Changes in internal controls.    There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

        Information regarding members of our Board of Directors is contained in our Proxy Statement for the 2012 Annual Meeting of the Stockholders under the caption "Directors and Executive Officers" and is incorporated herein by reference. Information regarding our executive officers is contained in our Proxy Statement for the 2012 Annual Meeting of the Stockholders under the caption "Executive Officers" and is incorporated herein by reference. Information regarding Section 16(a) compliance is contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders under the caption "Security Ownership of

Certain Beneficial Owners and Management" and is incorporated herein by reference. Information regarding our Audit Committee and our Audit Committee Financial Expert is contained in our Proxy Statement for the 2012 Annual Meeting of the Stockholders under the caption "Report of the Audit Committee of our Board of Directors" and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item is contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders under the captions "Compensation Discussion and Analysis," "Director Compensation," "Report of the Compensation Committee of our Board of Directors," and "Compensation Committee Interlocks and Insider Participation," which is incorporated by reference in this document.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity compensation plans

        The following table provides information about the securities authorized for issuance under our stock-based compensation plans, including our 1998 Stock Option Plan, Amended and Restated 2002 Stock Plan, and Third Amended and Restated 2002 Non-Employee Director Stock Plan, as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under the stock-based compensation plans(1)
Stock-based compensation plans approved by security holders	4,363,019	$2.79	1,785,750
Stock-based compensation plans not approved by security holders	—	—	—

(1)
Includes 151,012 shares available for future issuance under the Amended and Restated 2002 Stock Plan, and excludes 1,552,983 shares under plans in effect prior to 2002 from which we do not intend to re-grant and consider unavailable for future grant, and 1,634,738 shares available for future issuance under the Third Amended and Restated 2002 Non-Employee Director Stock Plan. Both the Amended and Restated 2002 Stock Plan and the Third Amended and Restated 2002 Non-Employee Director Stock Plan, in addition to the future grant of stock options, permit the grant of "stock awards" that may take the form of restricted or unrestricted stock, with or without payment for such stock awards.

Other Information

        All other information required by this item is contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management", which is incorporated by reference in this document.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The response to this item is contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions", which is incorporated by reference in this document.

Item 14.    Principal Accounting Fees and Services

        The response to this item is contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders under the caption "Independent Registered Public Accounting Firm Fees and Other Matters", which is incorporated by reference in this document.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  See Index to Financial Statements on page F-1.

  (b)
  Exhibits.

No.		Description
3.1		Second Amended and Restated Certificate of Incorporation of LIN TV Corp., as amended (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
3.2		Third Amended and Restated Bylaws of LIN TV Corp. (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
3.3		Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 (File No. 000-25206) and incorporated by reference herein)
3.4		Restated Bylaws of LIN Television Corporation (filed as Exhibit 3.4 to the Registration Statement on Form S-1 of LIN Television Corporation and LIN Holding Corp. (Registration No. 333-54003 and incorporated by reference herein))
4.1		Specimen of stock certificate representing LIN TV Corp. Class A Common stock, par value $.01 per share (filed as Exhibit 4.1 to LIN TV Corp.'s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein)
4.2		Indenture, dated as of May 12, 2003, among LIN Television Corporation, the guarantors named therein and the Bank of New York, as Trustee, relating to the 6 1/2% Senior Subordinated Notes (filed as Exhibit 4.1 to our Current Report on Form 8-K filed as of May 14, 2003 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
4.3		Indenture, dated as of September 29, 2005, among LIN Television Corporation, the guarantors listed therein and The Bank of New York Trust Company, N.A., as Trustee, relating to the 6 1/2% Senior Subordinated Notes due 2013—Class B of LIN Television Corporation (filed as Exhibit 4.1 to our Current Report on Form 8-K filed as of October 5, 2005 (File Nos. 001-31311 and 000- 25206) and incorporated by reference herein)
4.4		Supplemental Indenture, dated as of March 10, 2005, among WAPA America, Inc., WWHO Broadcasting, LLC, LIN Television Corporation and The Bank of New York, as Trustee, for the 6 1/2% Senior Subordinated Notes due 2013 (filed as Exhibit 4.6 to our Quarterly Report on Form 10-Q filed as of November 9, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
4.5		Supplemental Indenture, dated as of March 16, 2006, among LIN of Alabama, LLC, LIN of Colorado, LLC, LIN of New Mexico, LLC, LIN of Wisconsin, LLC, and S&E Network, Inc., LIN Television Corporation and The Bank of New York, as Trustee for the 6 1/2% Senior Subordinated Notes due 2013 (filed as Exhibit 4.8 to our Form 10-K as of March 16, 2006 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
4.6		Indenture, dated April 12, 2010, among LIN Television Corporation, the guarantors named therein and J.P. Morgan Securities Inc. as representative of the initial purchasers of the 8 3/8% Senior Notes due 2018 (filed as Exhibit 4.1 to our Current Report on Form 8-K as of April 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.1	*	LIN TV Corp. (formerly known as Ranger Equity Holdings Corporation) 1998 Stock Option Plan (filed as Exhibit 10.26 to our Annual Report on Form 10-K of LIN Holdings Corp. and LIN Television Corporation for the fiscal year ended December 31, 1998 (File No. 333-54003-06) and incorporated by reference herein)

No.		Description
10.2	*	LIN TV Corp. Amended and Restated 2002 Stock Plan, effective May 11, 2010 (included as Appendix B to LIN TV Corp.'s definitive proxy statement on Schedule 14A filed with the SEC on April 12, 2010 and incorporated by reference herein)
10.3	*	LIN TV Corp. Amended and Restated 2002 Non-Employee Director Stock Plan, effective May 11, 2010 (included as Appendix A to LIN TV Corp.'s definitive proxy statement on Schedule 14A filed with the SEC on April 12, 2010 and incorporated by reference herein)
10.4	*	LIN Television Corporation Supplemental Benefit Retirement Plan (as amended and restated effective December 21, 2004) (Filed as Exhibit 10.38 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.5	*	Second Amendment to the Supplemental Benefit Retirement Plan of LIN Television and Subsidiary Companies, dated as of December 31, 2008 (Filed as Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.6	*	LIN TV Corp. Employee Stock Purchase Plan, effective July 1, 2010 (included as Appendix C to LIN TV Corp.'s definitive proxy statement on Schedule 14A filed with the SEC on April 12, 2010 and incorporated by reference herein)
10.7	*	LIN Television Corporation Supplemental Income Deferral Plan Effective July 1, 2010 (Filed as Exhibit 10.7 to our Form 10-Q filed as of April 27, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.8	*	Form of Employee Grant Option Agreement (Filed as Exhibit 10.19 to our Form 10-K filed as of March 15, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.9	*	Form of Non-Employee Director Grant Option Agreement (Filed as Exhibit 10.23 to our Form 10-K filed as of March 15, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.10	*	Form of a Non-qualified Stock Option Letter Agreement (filed as Exhibit 10.6 to our Current Report on Form 8-K filed as of July 6, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.11	*	Form of Restricted Stock Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed as of August 16, 2005 (File No. 001-31311) and incorporated by reference herein)
10.12	*	Clarification of the Supplemental Benefit Retirement Plan of LIN Television Corporation and subsidiary companies, dated October 29 2009. (Filed as exhibit 10.7 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.13	*	Employment Agreement dated November 1, 2006, and made effective as of July 12, 2006, between LIN Television Corporation and Vincent L. Sadusky (Filed as exhibit 10.1 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.14	*	Employment Agreement dated February 22, 2007, and made effective as of September 6, 2006, between LIN Television Corporation and Scott M. Blumenthal (Filed as exhibit 10.2 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.15	*	Employment Agreement dated February 22, 2007, and made effective as of September 6, 2006, between LIN Television Corporation and Denise M. Parent (Filed as Exhibit 10.4 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

No.		Description
10.16	*	Employment Agreement between LIN TV Corp., LIN Television Corporation and Richard Schmaeling dated September 30, 2008, effective as of October 6, 2008. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed as of October 3, 2008 (File Nos. 001-31311) and incorporated by reference herein)
10.17	*	Employment Agreement between LIN TV Corp., LIN Television Corporation and Robert Richter dated September 30, 2008 effective as of September 10, 2008. (Filed as Exhibit 10.22 to our Form 10-K for the fiscal year ended December 31, 2008 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.18	*	Employment Agreement between LIN TV Corp., LIN Television Corporation and Nicholas N. Mohamed, dated and effective February 18, 2009. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed as of March 26, 2009 (Files Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.19	*	Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Vincent L. Sadusky. (Filed as Exhibit 10.1 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.20	*	Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Scott M. Blumenthal. (Filed as Exhibit 10.2 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.21	*	Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Denise M. Parent. (Filed as exhibit 10.3 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.22	*	Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Richard Schmaeling. (Filed as Exhibit 10.4 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.23	*	Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Robert Richter. (Filed as Exhibit 10.5 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.24	*	Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Nicholas N. Mohamed. (Filed as Exhibit 10.6 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.25	*	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Vincent L. Sadusky (Filed as Exhibit 10.30 to our Annual Report on Form 10-K filed as of March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.26	*	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Scott M. Blumenthal (Filed as Exhibit 10.31 to our Annual Report on Form 10-K filed as of March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.27	*	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Denise M. Parent (Filed as Exhibit 10.32 to our Annual Report on Form 10-K filed as of March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

No.		Description
10.28	*	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Richard J. Schmaeling (Filed as Exhibit 10.33 to our Annual Report on Form 10-K filed as of March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.29	*	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Robert Richter (Filed as Exhibit 10.34 to our Annual Report on Form 10-K filed as of March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.30	*	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Nicholas N. Mohamed (Filed as Exhibit 10.35 to our Annual Report on Form 10-K filed as of March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.31	*	Third Amendment to Employment Agreement entered into on July 29, 2010, and made effective as of May 11, 2010, between LIN TV Corp., LIN Television Corporation and Vincent L. Sadusky (Filed as Exhibit 10.1 to our Form 10-Q filed as of July 29, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.32	*	Third Amendment to Employment Agreement entered into on July 29, 2010, and made effective as of May 11, 2010, between LIN TV Corp., LIN Television Corporation and Scott M. Blumenthal (Filed as Exhibit 10.2 to our Form 10-Q filed as of July 29, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.33	*	Third Amendment to Employment Agreement entered into on July 29, 2010, and made effective as of May 11, 2010, between LIN TV Corp., LIN Television Corporation and Denise M. Parent (Filed as Exhibit 10.3 to our Form 10-Q filed as of July 29, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.34	*	Third Amendment to Employment Agreement entered into on July 29, 2010, and made effective as of May 11, 2010, between LIN TV Corp., LIN Television Corporation and Richard J. Schmaeling (Filed as Exhibit 10.4 to our Form 10-Q filed as of July 29, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.35	*	Third Amendment to Employment Agreement entered into on July 29, 2010, and made effective as of May 11, 2010, between LIN TV Corp., LIN Television Corporation and Robert Richter (Filed as Exhibit 10.5 to our Form 10-Q filed as of July 29, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.36	*	Third Amendment to Employment Agreement entered into on July 29, 2010, and made effective as of May 11, 2010, between LIN TV Corp., LIN Television Corporation and Nicholas N. Mohamed (Filed as Exhibit 10.6 to our Form 10-Q filed as of July 29, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.37	*	Fourth Amendment to Employment Agreement entered into on January 16, 2012, and made effective as of January 1, 2012, between LIN TV Corp., LIN Television Corporation and Robert Richter, filed as Exhibit 10.37 herein
10.38		Credit Agreement dated as of October 26, 2011 among LIN Television Corporation, as the Borrower, the lenders party named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, as an Issuing Lender and as Swingline Lender, Deutsche Bank Securities, Inc. and Wells Fargo Securities, LLC, as Co-Syndication Agents, Suntrust Bank, Bank of America, N.A., and U.S. Bank, N.A., as Co-Documentation Agents, and J. P. Morgan Securities, LLC, Deutsche Bank Securities , Inc., Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Suntrust Robinson Humphrey, Inc. and U.S. Bank, N.A.as Co-Lead Arrangers. (Filed as Exhibit 10.1 to our Form 10-Q filed as of November 7, 2011 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

No.		Description
10.39		Incremental Term Loan Activation Notice, Tranche B Term Facility, dated December 21, 2011, by and among the Company, JPMorgan as Administrative Agent, and the Incremental Lenders signatory thereto. (Filed as Exhibit 99.1 to our Current Report on Form 8-K filed as of December 22, 2011 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.40		First Amendment, dated as of December 19, 2011, to Credit Agreement, dated as of October 26, 2011, among the Company, the several Lenders party thereto, JPMorgan, as administrative agent, an issuing lender and swingline lender, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as co-syndication agents, Suntrust Bank, Bank of America, N.A. and U.S. Bank, N.A. as co-documentation agents, and the other parties thereto. (Filed as Exhibit 99.2 to our Current Report on Form 8-K filed as of December 22, 2011 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
21		Subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP
23.2		Consent of PricewaterhouseCoopers LLP
23.3		Consent of Deloitte and Touche LLP
23.4		Consent of KPMG LLP
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN TV Corp.
31.3		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation
31.4		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN TV Corp.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

*
Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

LIN TV CORP. LIN TELEVISION CORPORATION
Date: March 15, 2012	/s/ VINCENT L. SADUSKY Vincent L. Sadusky President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of each of LIN TV Corp. and LIN Television Corporation in the capacities and on the dates indicated.

/s/ VINCENT L. SADUSKY Vincent L. Sadusky	President, Chief Executive Officer and Director	3/15/2012
/s/ RICHARD J. SCHMAELING Richard J. Schmaeling	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	3/15/2012
/s/ NICHOLAS N. MOHAMED Nicholas N. Mohamed	Vice President Controller (Principal Accounting Officer)	3/15/2012
/s/ WILLIAM S. BANOWSKY, JR. William S. Banowsky, Jr.	Director	3/15/2012
/s/ PETER S. BRODSKY Peter S. Brodsky	Director	3/15/2012
/s/ ROYAL W. CARSON III Royal W. Carson III	Director	3/15/2012
/s/ DR. WILLIAM H. CUNNINGHAM Dr. William H. Cunningham	Director	3/15/2012
/s/ DOUGLAS W. MCCORMICK Douglas W. McCormick	Chairman of the Board	3/15/2012
/s/ MICHAEL A. PAUSIC Michael A. Pausic	Director	3/15/2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LIN TV Corp.:

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LIN TV Corp. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

         As described in Management's Report on Internal Control over Financial Reporting, management has excluded Nami Media, Inc. from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company on November 22, 2011 in a purchase business combination. We have also excluded Nami Media, Inc. from our audit of internal control over financial reporting. Nami Media, Inc. is a majority-owned and controlled subsidiary, whose total assets and total revenues represent 1% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP

Hartford, CT
March 15, 2012

Part I. Financial Information

Item 1.    Consolidated Financial Statements

LIN TV Corp.

Consolidated Balance Sheets

	December 31,
	2011	2010
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$18,057	$11,648
Restricted cash	255,159	—
Accounts receivable, less allowance for doubtful accounts (2011—$2,310; 2010—$2,194)	91,093	81,031
Assets held for sale	3,253	2,133
Other current assets	6,090	5,243

Total current assets	373,652	100,055
Property and equipment, net	145,429	150,261
Deferred financing costs	12,472	7,759
Goodwill	122,069	117,259
Broadcast licenses and other intangible assets, net	400,081	387,253
Assets held for sale	12,505	16,173
Other assets	11,487	11,709

Total assets(a)	$1,077,695	$790,469

LIABILITIES AND DEFICIT
Current liabilities:
Current portion of long-term debt	$253,856	$9,573
Accounts payable	10,972	7,149
Accrued expenses	38,578	40,975
Program obligations	9,892	8,236
Liabilities held for sale	3,719	3,524

Total current liabilities	317,017	69,457
Long-term debt, excluding current portion	614,861	613,687
Deferred income taxes, net	163,122	185,997
Program obligations	3,874	4,921
Liabilities held for sale	1,308	3,054
Other liabilities	58,411	44,785

Total liabilities(a)	1,158,593	921,901

Commitments and Contingencies (Note 15)
Redeemable noncontrolling interest	3,503	—
LIN TV Corp. stockholders' deficit:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, Issued: 34,650,169 and 32,509,759 shares as of December 31, 2011 and 2010, respectively Outstanding: 33,012,351 and 31,636,941 shares as of December 31, 2011 and 2010, respectively	309	294
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,401,726 and 23,502,059 shares as of December 31, 2011 and 2010, respectively, issued and outstanding; convertible into an equal number of shares of class A or class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares as of December 31, 2011 and 2010, issued and outstanding; convertible into an equal number of shares of class A common stock	—	—
Treasury stock, 1,637,818 and 872,818 shares of class A common stock as of December 31, 2011 and 2010, respectively, at cost	(10,598)	(7,869)
Additional paid-in capital	1,121,589	1,109,814
Accumulated deficit	(1,157,390)	(1,205,967)
Accumulated other comprehensive loss	(38,777)	(27,939)

Total LIN TV Corp. stockholders' deficit	(84,632)	(131,432)
Noncontrolling interest	231	—

Total deficit	(84,401)	(131,432)

Total liabilities, redeemable noncontrolling interest and deficit	$1,077,695	$790,469

(a)
Our consolidated assets as of December 31, 2011 include total assets of $10,688 of a variable interest entity ("VIE") that can only be used to settle the obligations of the VIE. These assets include broadcast licenses and other intangible assets of $7,815 and program rights of $1,574. Our consolidated liabilities as of December 31, 2011 include $2,490 of total liabilities of the VIE for which the VIE's creditors have no recourse to the Company, including $1,884 of program obligations. See further description in Note 1—"Basis of Presentation and Summary of Significant Accounting Policies".

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Net revenues	$400,003	$408,190	$327,842
Operating expenses:
Direct operating	130,618	119,159	104,531
Selling, general and administrative	103,770	102,063	95,771
Amortization of program rights	21,406	22,719	23,751
Corporate	26,481	23,943	18,066
Depreciation	26,246	27,013	28,639
Amortization of intangible assets	1,199	1,549	633
Impairment of goodwill and broadcast licenses	—	—	39,487
Restructuring	707	3,136	498
Loss (gain) from asset dispositions	472	(3,231)	(5,828)

Operating income	89,104	111,839	22,294
Other expense (income):
Interest expense, net	50,706	51,525	44,286
Share of loss in equity investments	4,957	169	6,128
(Gain) loss on derivative instruments	(1,960)	1,898	(208)
Loss (gain) on extinguishment of debt	1,694	2,749	(50,149)
Other expense (income), net	51	(728)	(1,344)

Total other expense (income), net	55,448	55,613	(1,287)
Income before (benefit from) provision for income taxes	33,656	56,226	23,581
(Benefit from) provision for income taxes	(16,045)	20,045	13,877

Income from continuing operations	49,701	36,181	9,704
Discontinued operations:
(Loss) income from discontinued operations, net of a (benefit from) provision for income taxes of $(595), $181 and $(714) for the years ended December 31, 2011, 2010 and 2009, respectively	(920)	317	(591)

Net income	48,781	36,498	9,113
Net income attributable to noncontrolling interests	204	—	—

Net income attributable to LIN TV Corp.	$48,577	$36,498	$9,113

Basic income per common share attributable to LIN TV Corp.:
Income from continuing operations attributable to LIN TV Corp.	$0.89	$0.67	$0.19
(Loss) income from discontinued operations, net of tax	(0.02)	0.01	(0.01)

Net income attributable to LIN TV Corp.	$0.87	$0.68	$0.18

Weighted-average number of common shares outstanding used in calculating basic income per common share	55,562	53,978	51,464
Diluted income per common share attributable to LIN TV Corp.:
Income from continuing operations attributable to LIN TV Corp.	$0.87	$0.65	$0.19
(Loss) income from discontinued operations, net of tax	(0.02)	0.01	(0.01)

Net income attributable to LIN TV Corp.	$0.85	$0.66	$0.18

Weighted-average number of common shares outstanding used in calculating diluted income per common share	56,741	55,489	51,499

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Stockholders' Deficit and Comprehensive Income

(in thousands, except share data)

		Common Stock
		Class A		Class B		Class C					Accumulated Other Comprehensive Loss	Total LIN TV Corp. Stockholders' Deficit
	Total Deficit							Treasury Stock (at cost)	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Comprehensive Income
		Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	$(131,432)	32,509,759	$294	23,502,059	$235	2	$—	$(7,869)	$1,109,814	$(1,205,967)	$(27,939)	$(131,432)	$—
Pension net losses, net of tax of $6,912	(10,838)	—	—	—	—	—	—	—	—	—	(10,838)	(10,838)	—	$(10,838)
Stock-based compensation	7,017	890,077	3	—	—	—	—	—	7,014	—	—	7,017	—	—
Issuance of LIN TV Corp. class A common stock	4,773	1,150,000	12	—	—	—	—	—	4,761	—	—	4,773	—	—
Purchase of LIN TV Corp. class A common stock	(2,729)	—	—	—	—	—	—	(2,729)	—	—	—	(2,729)	—	—
Class B common stock conversion to class A common stock	—	100,333	—	(100,333)	—	—	—	—	—	—	—	—	—	—
Net income	48,808	—	—	—	—	—	—	—	—	48,577	—	48,577	231	48,808

Comprehensive income—2011														$37,970

Balance at December 31, 2011	$(84,401)	34,650,169	$309	23,401,726	$235	2	$—	$(10,598)	$1,121,589	$(1,157,390)	$(38,777)	$(84,632)	$231

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Stockholders' Deficit and Comprehensive Income

(in thousands, except share data)

		Common Stock
												Total LIN TV Corp. Stockholders' Deficit
		Class A		Class B		Class C					Accumulated Other Comprehensive Loss
	Total Deficit							Treasury Stock (at cost)	Additional Paid-In Capital	Accumulated Deficit			Comprehensive Income
		Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	$(173,561)	30,270,167	$294	23,502,059	$235	2	$—	$(7,869)	$1,104,161	$(1,242,465)	$(27,917)	$(173,561)
Pension net losses, net of tax of $1,720	(2,538)	—	—	—	—	—	—	—	—	—	(2,538)	(2,538)	$(2,538)
Unrealized gain on cash flow hedge, net of tax of $1,603	2,516	—	—	—	—	—	—	—	—	—	2,516	2,516	2,516
Stock-based compensation	5,653	2,239,592	—	—	—	—	—	—	5,653	—	—	5,653
Net income	36,498	—	—	—	—	—	—	—	—	36,498	—	36,498	36,498

Comprehensive income—2010													$36,476

Balance at December 31, 2010	$(131,432)	32,509,759	$294	23,502,059	$235	2	$—	$(7,869)	$1,109,814	$(1,205,967)	$(27,939)	$(131,432)

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Stockholders' Deficit and Comprehensive Income

(in thousands, except share data)

		Common Stock
		Class A		Class B		Class C					Accumulated Other Comprehensive Loss	Total LIN TV Corp. Stockholders' Deficit
	Total Deficit							Treasury Stock (at cost)	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Comprehensive Income
		Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	$(186,657)	29,733,672	$294	23,502,059	$235	2	$—	$(18,005)	$1,101,919	$(1,243,497)	$(34,634)	$(193,688)	$7,031
Amortization of prior service cost, net of tax of $184	283	—	—	—	—	—	—	—	—	—	283	283	—	$283
Pension net losses, net of tax of $3,593	5,208	—	—	—	—	—	—	—	—	—	5,208	5,208	—	5,208
Pension tax liability	(20)	—	—	—	—	—	—	—	—	—	(20)	(20)	—	(20)
Unrealized gain on cash flow hedge, net of tax of $858	1,246	—	—	—	—	—	—	—	—	—	1,246	1,246	—	1,246
Issuance of treasury stock	2,055	—	—	—	—	—	—	2,055	—	—	—	2,055	—
Loss on issuance of treasury stock	—	—	—	—	—	—	—	8,081	—	(8,081)	—	—	—
Tax provision from stock exercises	(171)	—	—	—	—	—	—	—	(171)	—	—	(171)	—
Stock-based compensation	2,413	536,495	—	—	—	—	—	—	2,413	—	—	2,413	—
Distribution to minority shareholders	(2,644)	—	—	—	—	—	—	—	—	—	—	—	(2,644)
Net income (loss)	4,726	—	—	—	—	—	—	—	—	9,113	—	9,113	(4,387)	9,113

Comprehensive income—2009														$15,830

Balance at December 31, 2009	$(173,561)	30,270,167	$294	23,502,059	$235	2	$—	$(7,869)	$1,104,161	$(1,242,465)	$(27,917)	$(173,561)	$—

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2011	2010	2009
	(in thousands)
OPERATING ACTIVITIES:
Net income	$48,781	$36,498	$9,113
Loss (income) from discontinued operations	920	(317)	591
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	26,246	27,013	28,639
Amortization of intangible assets	1,199	1,549	633
Impairment of goodwill and broadcast licenses	—	—	39,487
Amortization of financing costs and note discounts	3,755	4,519	4,273
Amortization of program rights	21,406	22,719	23,751
Program payments	(24,622)	(25,066)	(23,081)
Loss (gain) on extinguishment of debt	1,694	2,749	(50,149)
(Gain) loss on derivative instruments	(1,960)	1,898	(208)
Share of loss in equity investments	4,957	169	6,128
Deferred income taxes, net	(16,586)	19,501	13,673
Stock-based compensation	6,176	4,863	2,413
Loss (gain) from asset dispositions	472	(3,231)	(5,828)
Other, net	754	(2,440)	36
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,825)	(8,486)	(3,667)
Other assets	(138)	1,969	1,390
Accounts payable	3,318	1,255	(2,994)
Accrued interest expense	(851)	3,326	(918)
Other liabilities and accrued expenses	(3,634)	370	(16,049)

Net cash provided by operating activities, continuing operations	63,062	88,858	27,233
Net cash (used in) provided by operating activities, discontinued operations	(402)	1,373	117

Net cash provided by operating activities	62,660	90,231	27,350

INVESTING ACTIVITIES:
Capital expenditures	(20,069)	(17,449)	(10,097)
Cash paid for broadcast license rights	—	—	(7,561)
Change in restricted cash	(255,159)	2,000	(2,000)
Payments for business combinations, net of cash acquired	(9,033)	(575)	(1,236)
Proceeds from the sale of assets	74	200	782
Payments on derivative instruments	(2,020)	(2,226)	—
Shortfall loans to joint venture with NBCUniversal	(2,483)	(4,079)	—
Other investments, net	(375)	(1,980)	—

Net cash used in investing activities, continuing operations	(289,065)	(24,109)	(20,112)
Net cash (used in) provided by investing activities, discontinued operations	(115)	460	5,622

Net cash used in investing activities	(289,180)	(23,649)	(14,490)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	841	790	—
Proceeds from borrowings on long-term debt	417,695	213,000	91,000
Principal payments on long-term debt	(175,216)	(274,351)	(106,379)
Payment of long-term debt issue costs	(7,662)	(5,033)	(3,838)
Treasury stock purchased	(2,729)	—	—

Net cash provided by (used in) financing activities, continuing operations	232,929	(65,594)	(19,217)
Net cash used in financing activities, discontinued operations	—	(445)	(2,644)

Net cash provided by (used in) financing activities	232,929	(66,039)	(21,861)

Net increase (decrease) in cash and cash equivalents	6,409	543	(9,001)
Cash and cash equivalents at the beginning of the period	11,648	11,105	20,106

Cash and cash equivalents at the end of the period	$18,057	$11,648	$11,105

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.

Notes to Consolidated Financial Statements

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

        LIN TV Corp. ("LIN TV"), together with its subsidiaries, including LIN Television Corporation ("LIN Television"), is a local multimedia company operating in the United States. LIN TV and its subsidiaries are affiliates of HM Capital Partners I LP ("HMC"). In these notes, the terms "Company," "we," "us" or "our" mean LIN TV and all subsidiaries included in our consolidated financial statements.

        LIN TV has no independent assets or operations. We guarantee all of LIN Television's debt. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television's Senior Secured Credit Facility and 8 3/8% Senior Notes ("Senior Notes") on a joint-and-several basis, subject to customary release provisions. Our 6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B ("Senior Subordinated Notes") were redeemed in full on January 20, 2012.

        Our consolidated financial statements reflect the operations of WWHO-TV in Columbus, OH, WUPW-TV in Toledo, OH, and Banks Broadcasting, Inc. (the "Banks Broadcasting joint venture") as discontinued for all periods presented. (See Note 3—"Discontinued Operations" for further discussion of our discontinued operations.)

        The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. Our significant accounting policies are described below.

Principles of consolidation

        The accompanying consolidated financial statements include the accounts of our Company, our wholly-owned and majority-owned and controlled subsidiaries, and variable interest entities ("VIEs") for which we are the primary beneficiary. We review all local marketing agreements ("LMAs"), shared services agreements ("SSAs") or joint sales agreements ("JSAs"), to evaluate whether consolidation of such arrangements is required. All intercompany accounts and transactions have been eliminated. We conduct our business through our subsidiaries and have no operations or assets other than our investment in our subsidiaries and equity-method investments. We operate in one reportable segment.

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

        On May 20, 2011, we acquired certain assets of WBDT-TV in the Dayton, OH market, and WBDT Television, LLC ("WBDT"), a third party, acquired other assets, including the Federal Communication Commission ("FCC") license of WBDT-TV as further described in Note 2—"Acquisitions". During 2011, we also entered into a JSA and SSA with WBDT. Under these agreements, we provide sales and administrative services to WBDT, have an obligation to reimburse certain of WBDT's expenses, and we are compensated through a performance-based fee structure that provides us the benefit of certain returns from the operation of WBDT-TV.

        We determined that upon the completion of the acquisition of certain assets of WBDT-TV, as further described in Note 2—"Acquisitions", WBDT was a VIE, and as a result of the JSA and SSA, we have a

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

variable interest in WBDT. The sole business of WBDT is the ownership and operation of WBDT-TV. We are the primary beneficiary of that entity because of our obligation to reimburse certain of WBDT's expenses that could result in losses that are significant to the VIE, the potential for us to participate in returns of WBDT-TV through a performance-based bonus, and our power to direct certain activities related to the operation of WBDT-TV, which significantly impact the economic performance of WBDT. Therefore, we consolidate WBDT within our consolidated financial statements.

        The carrying amounts and classifications of the assets, liabilities and member's interest of WBDT, which have been included in our consolidated balance sheets as of December 31, 2011, were as follows (in thousands):

ASSETS
Current assets:
Cash	$90
Accounts receivable, net	789

Total current assets	879
Property and equipment, net	419
Program rights	1,574
Broadcast licenses and other intangible assets, net	7,815
Other assets	1

Total assets	$10,688

LIABILITIES AND MEMBER'S INTEREST
Current liabilities:
Current portion of long-term debt	$184
Accounts payable	508
Accrued expenses	98
Program obligations	96

Total current liabilities	886
Long-term debt, excluding current portion	598
Program obligations	1,788
Other liabilities	7,185

Total liabilities	10,457

Member's interest	231

Total liabilities and member's interest	$10,688

        The assets of our consolidated VIE can only be used to settle the obligations of the VIE, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other liabilities of WBDT of $7.2 million serve to reduce the carrying value of the entity, to reflect the fact that as of December 31, 2011, LIN Television has an option described below that it may exercise if the FCC attribution rules change. The option would allow LIN Television to acquire the assets or member's interest of WBDT for a nominal exercise price, which is significantly less than the carrying value of the tangible and intangible net assets of WBDT. During the year ended December 31, 2011, $0.2 million was attributable to noncontrolling interest related to this VIE in our consolidated statement of operations. As of

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

December 31, 2011, the noncontrolling interest related to this VIE on our consolidated balance sheets is $0.2 million.

Use of estimates

        The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization and impairment of program rights and intangible assets, stock-based compensation and other long-term incentive compensation arrangements, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, including shortfall funding liabilities to our joint venture with NBCUniversal, litigation and net assets of businesses acquired.

Cash and cash equivalents

        Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. All of our available cash is on deposit with banking institutions that we believe to be financially sound. We had no material losses on our cash or cash equivalents during 2011. On December 21, 2011, we irrevocably deposited with the trustee the full amount of the redemption price of our Senior Subordinated Notes as further described in Note 7—"Debt". As a result of this deposit, we have $255.2 million of restricted cash included on our consolidated balance sheets as of December 31, 2011.

Property and equipment

        Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, which are an average of 30 to 40 years for buildings and fixtures, and 3 to 15 years for broadcast and other equipment. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is included in consolidated net income or loss. Expenditures for maintenance and repairs, including expenditures for planned major maintenance activities, are expensed as incurred. We review our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Revenue recognition

        We recognize local, national and political advertising sales, net of agency commissions, during the period in which the advertisements or programs are aired on our television stations, and when payment is reasonable assured. Internet and mobile advertisement sales are recognized when the advertisement is displayed on our web sites or the web sites of our advertising network. We recognize retransmission consent fees in the period in which our service is delivered.

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

	Year Ended December 31,
	2011	2010	2009
Barter revenue	$4,071	$5,214	$4,313
Barter expense	(3,967)	(4,834)	(4,499)

Advertising expense

        Advertising costs are expensed as incurred. We incurred advertising costs in the amounts of $2.6 million, $3.2 million and $3.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Intangible assets

        Intangible assets primarily include broadcast licenses, network affiliations, customer relationships, completed technology, non-compete agreements and goodwill.

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

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        We test the impairment of goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the station and prevailing values in the markets for broadcasting properties. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing a hypothetical purchase price allocation, using the station's fair value (as determined in step one) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recognized in an amount equal to that excess, but not more than the carrying value of the goodwill. An impairment assessment could be triggered by a significant reduction, or a forecast of such reductions, in operating results or cash flows at one or more of our television stations, a significant adverse change in the national or local advertising marketplaces in which our television stations operate, or by adverse changes to FCC ownership rules, among other factors. We recorded impairment charges during 2011 and 2009, which are more fully described in Note 6—"Intangible Assets".

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

Stock-based compensation

        As of December 31, 2011, we have several stock-based employee compensation plans, which are described more fully in Note 9—"Stock-Based Compensation". We estimate the fair value of stock option awards using a Black-Scholes valuation model. The Black-Scholes valuation model requires us to make assumptions and judgments about the variables used in the calculation, including the option's expected term, the expected volatility of the underlying stock and the number of stock option awards that are

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

expected to be forfeited. The expected term represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Expected volatility is based on historical trends for our class A common stock over the expected term and, prior to 2010, we used the historical trends of our class A common stock over the expected term, as well as a comparison to peer companies. Expected forfeitures are estimated using our historical experience. If future changes in estimates differ significantly from our current estimates, our future stock-based compensation expense and results of operations could be materially impacted.

        The following table presents the stock-based compensation expense included in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2011	2010	2009
Direct operating	$256	$313	$308
Selling, general and adminstrative	1,266	926	586
Corporate	4,654	3,624	1,519

Stock-based compensation expense before tax	6,176	4,863	2,413
Income tax benefit (at 35% statutory rate)	(2,162)	(1,702)	(845)

Net stock-based compensation expense	$4,014	$3,161	$1,568

Income taxes

        Deferred income taxes are recognized based on temporary differences between the financial statement and the tax basis of assets and liabilities using statutory tax rates in effect in the years in which the temporary differences are expected to reverse. We consider future taxable income and feasible tax planning strategies in assessing the need for establishing or removing a valuation allowance. We record or subsequently remove a valuation allowance to reflect our deferred tax assets to an amount that is more likely than not to be realized. In the event that our determination changes regarding the realization of all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset is recorded to our consolidated statement of operations in the period in which such a determination is made.

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

Concentration of credit risk

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Concentration of credit risk with respect to cash and cash equivalents and investments are limited as we maintain primary banking relationships with only large nationally recognized institutions. We evaluated the viability of these institutions as of December 31, 2011 and we believe our risk is minimal. Credit risk with respect to trade receivables is limited, as our trade receivables are primarily related to advertising revenues generated from a large diversified group of local and nationally recognized advertisers and advertising agencies. We do not require collateral or other

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

security against trade receivable balances, however, we do maintain reserves for potential bad debt losses, which are based on historical bad debt experience and an assessment of specific risks, and such reserves and bad debts have been within management's expectations for all years presented.

Earnings per share

        Basic earnings per share ("EPS") is computed by dividing income attributable to common stockholders by the number of weighted-average outstanding shares of common stock. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

        The following is a reconciliation of income available to common stockholders from continuing operations and weighted-average common shares outstanding for purposes of calculating basic and diluted income per common share (in thousands):

	Year Ended December 31,
	2011	2010	2009
Numerator for earnings per common share calculation:
Income from continuing operations	$49,701	$36,181	$9,704
Net income attributable to noncontrolling interest included in continuing operations	204	—	—

Income from continuing operations attributable to LIN TV Corp.	49,497	36,181	9,704
(Loss) income from discontinued operations	(920)	317	(591)

Net income attributable to LIN TV Corp.	$48,577	$36,498	$9,113

Denominator for earnings per common share calculation:
Weighted-average common shares, basic	55,562	53,978	51,464
Effect of dilutive securities:
Stock options and restricted stock	1,179	1,511	24
Contingent shares related to RMM (see Note 10—"Fair Value Measurements")	—	—	11

Weighted-average common shares, diluted	56,741	55,489	51,499

        We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Potentially dilutive securities representing 0.4 million shares, 1.8 million shares and 3.6 million shares of common stock for the years ended December 31, 2011, 2010 and 2009, respectively, were excluded from the computation of diluted income per common share for these periods because their effect would have been anti-dilutive. The net income per share amounts are the same for our class A, class B and class C common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

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

Derivative financial instruments

        Derivatives are required to be recorded as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the fair values of derivatives are recognized immediately or deferred, depending on the use of the derivative and whether or not it qualifies as a hedge. We have historically used derivative financial instruments in the management of our interest rate exposure for our long-term debt. In accordance with our interest rate risk management policy, we do not enter into derivative financial instruments unless there is an underlying exposure, and we do not enter into derivative financial instruments for speculative trading purposes.

Retirement plans

        We have a defined benefit retirement plan covering certain of our employees. Our pension benefit obligations and related costs are calculated using prescribed actuarial concepts. Additionally, we record the unfunded status of our plan on our consolidated balance sheets. Effective April 1, 2009, this plan was frozen and we do not expect to make additional benefit accruals to this plan, however, we continue to fund our existing vested obligations.

Comprehensive income

        Our total comprehensive income includes net income and other comprehensive income (loss) items listed in the table below (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net income	$48,808	$36,498	$9,113
Pension net losses	(10,838)	(2,538)	5,208
Amortization of prior service cost	—	—	283
Pension tax liability	—	—	(20)
Unrealized gain on cash flow hedge	—	2,516	1,246

Comprehensive income	37,970	36,476	15,830
Comprehensive income attributable to noncontrolling interest	231	—	—

Comprehensive income attributable to LIN TV	$37,739	$36,476	$15,830

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Redeemable noncontrolling interest

        The following table presents changes in the redeemable noncontrolling interest related to Nami Media included in our consolidated balance sheets (in thousands):

December 31, 2011
Acquisition of redeemable noncontrolling interest	$3,530
Net loss	(27)

Redeemable noncontrolling interest	$3,503

Recently issued accounting pronouncements

        In September 2011, there were revisions to the accounting standard for goodwill impairment tests. A company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The revisions are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted during 2011 if an entity's financial statements have not yet been issued. We will adopt this guidance effective January 1, 2012, and we do not expect it to have a material impact on our financial position or results of operations.

        In June 2011, there were revisions to the accounting standard for reporting comprehensive income. A company has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The revisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. We will adopt this guidance effective January 1, 2012, and we do not expect it to have a material impact on our financial position or results of operations.

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

Note 2—Acquisitions

Nami Media, Inc.

        On November 22, 2011, we acquired a 57.6% interest (a 50.1% interest calculated on a fully diluted basis) in Nami Media Inc. ("Nami Media"), a digital advertising management and technology company based in Los Angeles, CA. Nami Media serves the growing marketplace of online traffic quality management for cost per click ("CPC") advertising. Our investment in Nami Media fills a niche in our growing suite of digital product offerings and furthers the goal to be advertisers' preferred choice for multiplatform marketing opportunities.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 2—Acquisitions (Continued)

        Total cash consideration for this acquisition was $4.8 million. In connection with the acquisition, we recognized $4.4 million of goodwill, none of which is amortizable for tax purposes. The goodwill primarily represents the value and synergies between us and Nami Media that we expect to benefit from because we believe RMM's existing CPC business together with Nami Media's advertisement exchange capabilities will increase optimization, query volume and bid exchange revenues for CPC advertisements. Nami Media's platform also facilitates expansion of our existing search engine marketing business. We also recognized $3.7 million of finite-lived intangible assets related to completed technology with an estimated remaining useful life of 5 years, and we recognized $0.3 million of other intangible assets.

        Under the terms of our agreement with Nami Media, we agreed to purchase the remaining outstanding shares of Nami Media in 2014 if Nami Media achieves a target earnings before interest, taxes, depreciation and amortization ("EBITDA") in 2013 as outlined in the purchase agreement. The purchase price of these shares is based on multiples of Nami Media's 2013 net revenues and EBITDA. Our maximum potential obligation under the purchase agreements is $36.5 million. Additionally, if Nami Media does not meet the target EBIDTA in 2013, we have the option to purchase the remaining outstanding shares using the same purchase price multiple. Our obligation to purchase the noncontrolling interest holders' shares is outside of our control, because it is based on Nami Media's achievement of a target EBIDTA in 2013. Therefore, the noncontrolling interest related to Nami Media as of December 31, 2011 has been reported as redeemable noncontrolling interest and classified as temporary equity on our consolidated balance sheets. As of the acquisition date, the fair value of the noncontrolling interest was $3.5 million, and was measured based on the purchase price for our 57.6% ownership interest and the net assets acquired as of the acquisition date.

        In 2014, if we do not purchase the remaining outstanding shares of Nami Media, the noncontrolling interest holders have the right to purchase our interest in Nami Media. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the 2013 EBIDTA target is not met and we do not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to this option are included in our consolidated financial statements as of December 31, 2011.

        The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the acquisition (in thousands):

Cash	$1,014
Current assets	1,283
Non-current assets	845
Completed technology	3,700
Goodwill	4,414
Current liabilities	(1,039)
Long-term liabilities	(1,885)
Noncontrolling interest	(3,530)

Total	$4,802

Cash consideration	$4,802

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 2—Acquisitions (Continued)

ACME Communications, Inc.

        On May 28, 2010, we entered into an SSA and related agreements with ACME Communications, Inc. ("ACME") with respect to ACME's television stations KWBQ-TV, KRWB-TV, and KASY-TV in the Albuquerque-Santa Fe, NM market; WBDT-TV in the Dayton, OH market; and WCWF-TV (f/k/a WIWB-TV) in the Green Bay-Appleton, WI market. Additionally, we entered into a JSA with ACME for WBDT-TV and WCWF-TV. Concurrent with the execution of these agreements, we entered into an option agreement, giving us the right to acquire certain assets of the stations covered under these agreements, or giving ACME the right, starting in January 2013 and subject to certain conditions, including regulatory approval, to put any or all of those assets to us at the greater of a defined purchase price or the then-current fair market value.

        On August 26, 2010, we exercised our option to acquire WCWF-TV and certain assets of WBDT-TV. Because current FCC attribution rules restrict us from being the FCC licensee of WBDT-TV, we assigned our rights to acquire other WBDT-TV assets, including the FCC license, to WBDT. WBDT is wholly-owned by Vaughan Media, LLC ("Vaughan"), an unrelated third party. We have an option to purchase all of the membership interest in WBDT from Vaughan, or all of WBDT's assets related to WBDT-TV, that would be exercisable by us if the FCC ownership rules change.

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

        Also, on May 20, 2011, we completed the acquisition of certain station assets of WBDT-TV and entered into a JSA and SSA with WBDT. WBDT completed the acquisition of the other station assets of WBDT-TV, including the FCC license. In addition, we continue to provide certain services to ACME's television stations KWBQ-TV, KRWB-TV and KASY-TV. Utilizing the assets in our existing markets to support the operations of another television station creates economies of scale to further leverage our existing infrastructure.

        Total cash consideration for these acquisitions was $5.8 million, including $0.9 million contributed by WBDT, which was funded by a $0.9 million term loan from an unrelated third party as described further in Note 7—"Debt", and $0.6 million that was funded by us into an escrow account in 2010. As part of the consideration, we also issued to ACME 1,150,000 shares of our class A common stock having a fair value of $4.8 million.

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

LIN TV Corp.

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

RMM

        On October 2, 2009, we acquired Red McCombs Media, LP ("RMM"), an online advertising and media services company based in Austin, TX. In connection with the acquisition we entered into an incentive compensation arrangement with certain key members of management. The arrangement provides payments to those employees based on a computation of EBIDTA generated by RMM during 2012. Our liability under this arrangement could range from zero to $24 million, and is payable in 2013. As of December 31, 2011, we have recognized a non-current liability of $5.0 million related to this incentive compensation arrangement.

Note 3—Discontinued Operations

WWHO-TV

        On October 21, 2011, we signed an agreement with Manhan Media, Inc. for the sale of certain assets of WWHO-TV, our CW affiliate serving Columbus, Ohio. Accordingly, we classified certain assets and liabilities associated with this station as held for sale on our consolidated balance sheets, and the operating results as discontinued operations in our consolidated statement of operations. The operating loss for the year ended December 31, 2011 includes an impairment charge of $1.6 million to reduce the carrying value of the broadcast license to fair value based on the final sale price. This transaction closed on February 16,

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 3—Discontinued Operations (Continued)

2012. The carrying amounts of the assets and liabilities of this station as of December 31, 2011 and 2010 were as follows (in thousands):

	December 31,
	2011	2010
ASSETS
Current assets:
Program rights	$1,117	$485

Total current assets	1,117	485
Property and equipment, net	1,549	1,860
Program rights	855	1,973
Broadcast licenses and other intangible assets, net	6,330	7,978

Total assets	$9,851	$12,296

LIABILITIES
Current liabilities:
Accrued expenses	$437	$1,024
Program obligations	1,607	983

Total current liabilities	2,044	2,007
Program obligations	901	2,041
Other liabilities	298	735

Total liabilities	$3,243	$4,783

WUPW-TV

        On January 3, 2012, we entered into an agreement for the sale of substantially all of the assets of WUPW-TV to WUPW, LLC. This transaction is subject to certain closing conditions, including the approval of the FCC, and is expected to close during 2012. Accordingly, we classified certain assets and liabilities associated with this station as held for sale on our consolidated balance sheets, and the operating

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 3—Discontinued Operations (Continued)

results as discontinued operations in our consolidated statement of operations. The carrying amounts of the assets and liabilities of this station as of December 31, 2011 and 2010 were as follows (in thousands):

	December 31,
	2011	2010
ASSETS
Current assets:
Accounts receivable, net	$1,921	$1,455
Program rights	203	178
Other current assets	12	15

Total current assets	2,136	1,648
Property and equipment, net	1,614	2,006
Program rights	108	307
Broadcast licenses and other intangible assets, net	2,049	2,049

Total assets	$5,907	$6,010

LIABILITIES
Current liabilities:
Accounts payable	$947	$854
Accrued expenses	398	354
Program obligations	330	309

Total current liabilities	1,675	1,517
Program obligations	109	278

Total liabilities	$1,784	$1,795

Banks Broadcasting

        On April 23, 2009, the Banks Broadcasting joint venture completed the sale of KNIN-TV, a CW affiliate in Boise, ID for $6.6 million to Journal Broadcast Corporation. As a result of the sale we received, on the basis of our economic interest in Banks Broadcasting, distributions of $0.4 million and $2.6 million during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, all of the assets of the Banks Broadcasting joint venture had been liquidated.

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

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 3—Discontinued Operations (Continued)

        The following presents summarized information for the discontinued operations as follows (in thousands):

	Year Ended December 31,
	2011			2010			2009
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Banks Broadcasting	Total
Net revenues	$4,236	$7,585	$11,821	$4,433	$7,424	$11,857	$4,319	$7,313	$823	$12,455
Operating (loss) income	$(699)	$1,079	$380	$(586)	$1,084	$498	$(1,622)	$1,441	$(3,141)	$(3,322)
Net (loss) income	$(1,427)	$507	$(920)	$(391)	$708	$317	$(1,056)	$911	$(446)	$(591)

Note 4—Investments

Joint Venture with NBCUniversal

        We own an approximate 20% interest in Station Venture Holdings, LLC ("SVH"), a joint venture with NBCUniversal Media, LLC ("NBCUniversal"), and account for our interest using the equity method as we do not have a controlling interest. SVH holds a 99.75% interest in Station Venture Operations, LP ("SVO"), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture. The following table presents summarized financial information of SVH and SVO (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cash distributions to SVH from SVO	$53,846	$46,095	$51,071
Income to SVH from SVO	$47,624	$57,253	$31,100
Interest expense	(67,998)	(67,248)	(66,146)
Net loss of SVH	(20,379)	(9,995)	(35,034)
Net revenue of SVO	$118,833	$133,222	$105,584
Operating expenses of SVO	(71,350)	(75,960)	(75,396)
Net income before taxes of SVO	47,791	57,546	31,266
Net income after taxes of SVO	47,743	57,396	31,178
Shortfall loans outstanding and accrued interest payable to LIN Television from SVH	$7,169	$4,308	$—
Shortfall loans outstanding and accrued interest payable to NBCUniversal and General Electric from SVH	28,009	16,829	—
	December 31,
SVH:	2011	2010
Cash and cash equivalents	$63	$183
Non-current assets	200,223	206,445
Current liabilities	544	544
Non-current liabilities(1)	850,650	836,613

(1)
See Note 15—"Commitments and Contingencies" for further description of the General Electric Capital Corporation ("GECC") Note and LIN TV's guarantee of the GECC Note.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 4—Investments (Continued)

        In 2008, we recorded an impairment charge that reduced the carrying value of our investment in SVH to $0. Subsequent to the reduction of the SVH carrying value to $0, and as a result of our guarantee of the debt financing provided by General Electric Capital Corporation ("GECC") of SVH as further described in Note 15—"Commitments and Contingencies", we continue to track our share of the income or loss of SVH, but currently are not recording such loss in our financial statements until, or unless, our proportionate share of SVH losses exceeds previously recognized impairment charges. When SVH generates income, we will begin recording our proportionate share of such income once it exceeds the operating losses not previously recognized in our financial statements.

        We recognize shortfall funding liabilities when it is probable and estimable that there will be a shortfall at the SVH level requiring funding from us, and only when we have reached or intend to reach a shortfall funding agreement covering the period for which we estimate debt service shortfalls to occur, as further described in Note 15—"Commitments and Contingencies".

        During the year ended December 31, 2009, we recognized a contingent liability of $6.0 million based on our estimate of amounts that we expected to loan to SVH pursuant to the original shortfall funding agreement and the 2010 shortfall funding agreement with NBCUniversal, as further described in Note 15—"Commitments and Contingencies".

        During the year ended December 31, 2010, pursuant to the shortfall funding agreements with NBCUniversal, we made shortfall loans in the aggregate principal amount of $4.1 million, representing our approximate 20% share of 2010 debt service shortfalls. Concurrent with our funding of the shortfall loans, NBCUniversal funded shortfall loans in the aggregate principal amounts of $15.9 million, in respect of its approximate 80% share of 2010 debt service shortfalls. As a result, as of December 31, 2010, we had a remaining shortfall liability of $1.9 million recognized for all probable and estimable shortfall loans to the joint venture.

        During the year ended December 31, 2011, pursuant to the shortfall funding agreement with General Electric Company ("GE") as further described in Note 15—"Commitments and Contingencies", we funded shortfall loans in the aggregate principal amount of $2.5 million, representing our approximate 20% share of 2011 debt service shortfalls, and GE funded shortfall loans in the aggregate principal amount of $9.7 million, representing its approximate 80% share in 2011 debt service shortfalls.

        Prior to the issuance of these financial statements, joint venture management provided us with a final 2012 budget. Also, during the year ended December 31, 2011, NBCUniversal publicly discussed its intent to secure additional retransmission consent fees for the NBC owned television stations, which would include the joint venture stations that comprise SVO.

        Based on that information, we believe the joint venture's operating results in 2012 will improve as a result of, among other things, the upcoming 2012 election cycle, and NBC's broadcast of the 2012 Summer Olympics and Superbowl XLVI. The joint venture's 2012 budget calls for capital investments at the joint venture stations that will largely offset the expected 2012 increases in operating cash flows. As a result, we expect the joint venture to require additional shortfall loans in 2012 and into 2013. While there can be no assurances, we believe, that beginning in 2013, operating results will improve as a result of further economic recovery, forecasted growth in retransmission consent fees, and further growth in digital revenues.

        On March 5, 2012, we entered into a shortfall funding agreement with GE covering the period from April 2, 2012 through April 1, 2013 as further described in Note 15—"Commitments and Contingencies".

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 4—Investments (Continued)

        As of December 31, 2011, we estimate our approximate 20% share of debt service shortfalls to be $4.1 million for 2012 and into 2013. We believe that cash shortfalls beyond the amounts currently accrued are not probable. However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party's debt service shortfall. During the year ended December 31, 2011, based on our estimate of our probable shortfall obligations during 2011, 2012 and into 2013, we recognized a contingent liability of $4.7 million for the amounts that we expect to loan to SVH pursuant to the shortfall funding agreements with GE, as further described in Note 15—"Commitments and Contingencies".

        Because of uncertainty surrounding the joint venture's ability to repay shortfall loans, we concluded that it was more likely than not that the amounts recognized during the years ended December 31, 2011 and 2009 for accrued shortfall loans of $4.7 million and $6.0 million, respectively, will not be recovered within a reasonable period of time. Accordingly, we recognized charges of $4.7 million and $6.0 million, to reflect the impairment of the shortfall loans, which were classified as share of loss in equity investments in our consolidated statement of operations, during the years ended December 31, 2011 and 2009, respectively. Therefore, the amounts receivable under the shortfall loans, and all accrued interest due from the joint venture, are carried at zero on our consolidated balance sheets. Should there be sufficient evidence in the future to suggest that collectability of the shortfall loans and accrued interest is reasonably certain, we would reverse the previously recognized impairment charges, reestablish notes receivable for all previously funded and accrued shortfall loans to the joint venture, and establish accrued interest receivable for all previously funded shortfall loans to the joint venture. For further information on recognition of shortfall funding liabilities, see Note 15—"Commitments and Contingencies".

        The shortfall loans bear interest at 8% annually; payable quarterly in arrears subject to certain conditions, and do not mature prior to the maturity of the Credit Agreement with GECC in 2023. Under the terms of the shortfall loan notes, payments of principal and interest are allocated between us and NBCUniversal or GE, as applicable, based on the respective economic interests in the joint venture, and are applied first toward the principal amount owed under the shortfall loans, and second toward the payment of accrued interest. Principal and interest payments are payable only if the joint venture has available cash on hand in excess of amounts required by the joint venture to fund its quarterly interest payments on the debt financing provided by GECC as further described in Note 15—"Commitments and Contingencies".

Note 5—Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Land and land improvements	$16,220	$16,212
Buildings and fixtures	131,993	130,965
Broadcast equipment and other	250,168	242,187

Total property and equipment	398,381	389,364
Less accumulated depreciation	(252,952)	(239,103)

Property and equipment, net	$145,429	$150,261

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 5—Property and Equipment (Continued)

        We recorded depreciation expense of $26.2 million, $27.0 million and $28.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        In 2004, Sprint Nextel Corporation ("Nextel") agreed to relocate its use of airwaves to end interference between its signals and the wireless signals used by public safety agencies. As part of this agreement, the FCC granted Nextel the right to a certain spectrum within the 1.9 GHz band that was used by television broadcasters for electronic news gathering. As part of this arrangement, Nextel entered into agreements with several of our stations to exchange analog equipment for comparable digital equipment. During the years ended December 31, 2010 and 2009, we received $0.1 million and $5.0 million, respectively, of equipment pursuant to this exchange. As equipment was exchanged and placed in service, we recorded a gain to the extent that the fair market value of the equipment received exceeded the carrying amount of the equipment relinquished. For the years ended December 31, 2010 and 2009, we recognized a gain of $3.7 million and $5.9 million, respectively, related to this equipment, which is recorded in loss (gain) from asset dispositions in our consolidated statement of operations.

Note 6—Intangible Assets

        The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

		December 31,
	Weighted-Average Remaining Useful Life (in years)
		2011	2010
Finite-Lived Intangible Assets:
LMA purchase options(1)	—	$64	$64
Network affiliations(2)	5	1,875	1,740
Customer relationships	5	2,489	2,489
Non-compete agreements	3	1,588	1,588
Completed technology	5	5,563	1,863
Other intangible assets	11	7,384	6,177
Accumulated amortization		(9,708)	(8,509)

		$9,255	$5,412

Indefinite-Lived Intangible Assets:
Broadcast licenses		$390,826	$381,841
Goodwill		122,069	117,259

		$512,895	$499,100

Summary:
Goodwill		$122,069	$117,259
Broadcast licenses and finite-lived intangible assets, net		400,081	387,253

Total intangible assets		$522,150	$504,512

(1)
These assets are fully amortized and therefore have no remaining useful life.

(2)
$1,740 of the network affiliations are fully amortized and therefore have no remaining useful life.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 6—Intangible Assets (Continued)

        We recorded amortization expense of $1.2 million, $1.5 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The following table summarizes the projected aggregate amortization expense for the next five years and thereafter (in thousands):

Projected Aggregate Amortization Expense
For the years ended December 31,
2012	$1,895
2013	1,893
2014	1,833
2015	1,429
2016	1,219
Thereafter	986

Total	$9,255

        There were no events during 2011 and 2010 to warrant the performance of an interim impairment test of our indefinite-lived intangible assets. We recorded a $1.6 million impairment charge related to discontinued operations for the year ended December 31, 2011.

        We recorded an impairment charge of $39.5 million during the second quarter of 2009 that included an impairment to the carrying values of our broadcast licenses of $36.8 million, relating to 24 of our television stations; and an impairment to the carrying values of our goodwill of $2.7 million, relating to two of our television stations. We tested our indefinite-lived intangible assets for impairment at June 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. The need for an impairment analysis at June 30, 2009 was triggered by the continued decline in advertising revenue at certain of our stations in excess of our original plan, due to the economic downturn that resulted in downward adjustments to their respective forecasts.

        The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010, respectively, are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Goodwill	$669,585	$669,585
Accumulated impairment losses	(552,326)	(552,326)

Balance as of January 1, 2011 and 2010, respectively	117,259	117,259

Additions	4,810	—
Goodwill	674,395	669,585
Accumulated impairment losses	(552,326)	(552,326)

Balance as of December 31, 2011 and 2010, respectively	$122,069	$117,259

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt

        Debt consisted of the following (in thousands):

	December 31,
	2011	2010
Senior Secured Credit Facility:
Revolving credit loans	$35,000	$—
$125,000 Term loans, net of discount of $604 as of December 31, 2011	124,396	—
$260,000 Incremental term loans, net of discount of $2,594 as of December 31, 2011	257,406	—
2009 Senior Secured Credit Facility:
Term loans	—	9,573
8 3/8% Senior Notes due 2018	200,000	200,000
6 1/2% Senior Subordinated Notes due 2013	166,773	275,883
$85,426 and $141,316 6 1/2% Senior Subordinated Notes due 2013—Class B, net of discount of $1,228 and $3,512 as of December 31, 2011 and 2010, respectively	84,198	137,804
Other debt	944	—

Total debt	868,717	623,260
Less current portion	253,856	9,573

Total long-term debt	$614,861	$613,687

Senior Secured Credit Facility

        On October 26, 2011, we entered into a credit agreement governing our senior secured credit facility with JP Morgan Chase Bank, N.A. ("JPMorgan"), Administrative Agent, and the banks and other financial institutions party thereto. Our senior secured credit facility is comprised of a six-year, $125 million term loan and a five-year, $75 million revolving credit facility, and bears interest at a rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 1/2 of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin based upon our Consolidated Senior Secured Leverage Ratio, currently set at 3.00% and 2.00% for LIBOR based loans and ABR rate loans, respectively. Lastly, the unused portion of the revolving credit facility is subject to a commitment fee based upon our Consolidated Senior Secured Leverage Ratio, currently set at 0.50% for both LIBOR based loans and ABR rate loans. Concurrent with the closing of our senior secured credit facility, we terminated the credit agreement governing our 2009 senior secured credit facility.

        The terms of the credit agreement provide for customary representations and warranties, affirmative and negative covenants (including financial covenants), and events of default. The credit agreement also provides for the payment of customary fees and expenses by us. The credit facilities available under the the credit agreement can be accelerated upon events of default and require the term loans to be prepaid under certain circumstances with amounts determined by reference to the proceeds from certain asset sales (subject to reinvestment rights), the incurrence of certain indebtedness and a percentage of annual excess cash flow.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

        The credit facilities are senior secured obligations and rank senior in right of payment to our existing and future subordinated indebtedness. LIN TV and certain of our existing, or hereafter created or acquired, domestic subsidiaries guarantee the credit facilities on a senior basis. LIN Television and each of our subsidiary guarantors have granted a security interest in all or substantially all of our assets to secure the obligations under senior secured credit facility, and LIN TV Corp. has granted a security interest in its capital stock of LIN Television to secure such obligations.

        Our senior secured credit facility permits us to prepay loans and to permanently reduce the revolving credit commitments, in whole or in part, at any time. We are also obligated to make mandatory quarterly principal payments. In addition, our senior secured credit facility restricts the use of proceeds from asset sales not reinvested in our business and the use of proceeds from the issuance of debt (subject to certain exceptions), which must be used for mandatory prepayments of principal of the term loans.

        The credit agreement governing our senior secured credit facility also requires on an annual basis, following the delivery of our year-end financial statements, and commencing after the year ended December 31, 2012, mandatory prepayments of principal of the term loans based on a computation of excess cash flow for the preceding fiscal year, as more fully described in the credit agreement.

        On December 21, 2011, we and JPMorgan as Lender and Administrative Agent, signed an incremental term loan activation notice creating an incremental term loan facility pursuant to our existing credit agreement dated October 26, 2011, by and among us, JPMorgan, as Administrative Agent, and the banks and other financial institutions party thereto. The incremental term loan facility is a seven-year, $260 million term loan facility and is subject to the terms of our credit agreement. Borrowings under the incremental term loan facility were used (i) to pay the call price for our redemption of all of our remaining Senior Subordinated Notes, as described below, and (ii) to pay accrued interest, fees and expenses associated with the redemption. Borrowings under the incremental term loan facility bear interest at a rate based, at our option, on an adjusted LIBOR rate, plus an applicable margin of 3.75%, or an adjusted Base Rate, plus an applicable margin of 2.75%; provided that the adjusted LIBOR rate shall at no time be less than 1.25% per annum.

        The incremental term loan facility is a senior secured obligation and ranks senior in right of payment to our existing and future subordinated indebtedness. The incremental term loan facility is guaranteed and secured on the same basis as the other credit facilities under the credit agreement. If we do not refinance, redeem or discharge our Senior Notes on or prior to January 15, 2018, then, in such event, the maturity of the incremental term loan facility will be accelerated from December 21, 2018 to January 15, 2018.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

        The following table summarizes certain key terms of our senior secured credit facility (in thousands):

	Credit Facility
	Revolving Facility	Term Loans	Incremental Term Loans
Final maturity date	10/26/2016	10/26/2017	12/21/2018
Available balance as of December 31, 2011	$40,000	$—	$—
Interest rates as of December 31, 2011:
Interest rate	0.30%	0.26%	1.25%
Applicable margin	3.00%	3.00%	3.75%

Total	3.30%	3.26%	5.00%

2009 Senior Secured Credit Facility

        Borrowings under our 2009 senior secured credit facility bore an interest rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 1/2 of 1 percent, or (iii) the one-month LIBOR rate plus 1%. In addition, the rate we selected bore an applicable margin rate of 3.75% or 2.75% for LIBOR based loans and ABR rate loans, respectively. Lastly, the unused portion of the revolving credit facility was subject to a commitment fee of 0.50% depending on our consolidated leverage ratio.

        During the year ended December 31, 2011, we paid the remaining balance of $9.6 million on the term loans outstanding under the 2009 senior secured credit facility. Additionally, our available revolving credit commitments decreased from $76.1 million to $48.7 million, based on a computation of excess cash flow for the fiscal year ended December 31, 2010. As a result, we recorded a loss on extinguishment of debt of $0.2 million during the year ended December 31, 2011, consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans. Additionally, during the year ended December 31, 2010, we used proceeds from the issuance of our Senior Notes to repay $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of the credit agreement governing the terms of our 2009 senior secured credit facility. As a result, during the year ended December 31, 2010, we recorded a loss on extinguishment of debt of $2.7 million, consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans.

8 3/8% Senior Notes

8 3/8% Senior Notes
Final maturity date	4/15/2018
Annual interest rate	8.375%
Payable semi-annually in arrears	April 15th
October 15th

        Our Senior Notes are unsecured but rank equally in right of payment with all senior secured indebtedness and senior to all subordinated indebtedness.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

        The indenture governing our Senior Notes contains covenants limiting our ability and the ability of our restricted subsidiaries to, among other things, incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; create certain liens; merge, consolidate or sell substantially all of our assets; and enter into certain transactions with affiliates. These covenants are subject to certain exceptions and qualifications. The indenture also has change of control provisions which may require our Company to purchase our Senior Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest. Additionally, if we sell assets under certain circumstances, we will be required to make an offer to purchase our Senior Notes at their face amount, plus accrued and unpaid interest, if any, through the purchase date.

6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B

        During the year ended December 31, 2011, we redeemed $109.1 million of our 6 1/2% Senior Subordinated Notes, and $55.9 million of our 6 1/2% Senior Subordinated Notes—Class B. The redemption of these notes, at par, was funded in part by proceeds from the term loan, the revolving credit facility and cash on hand. As a result of this redemption, we recorded a loss on extinguishment of debt of $1.5 million associated with a write-down of deferred financing fees and unamortized discount to our consolidated statement of operations.

        On December 21, 2011, we issued notices to redeem all of the remaining Senior Subordinated Notes at par, plus accrued and unpaid interest through the redemption date. We used proceeds from the incremental term loan under the new senior secured credit facility as described above, and cash on hand to fund the aggregate redemption price. On December 21, 2011, we irrevocably deposited with the trustee the full amount of the redemption price of our Senior Subordinated Notes. As of December 31, 2011, the $255.2 million irrevocable deposit was classified as restricted cash in our consolidated balance sheets, and $251.0 million of our Senior Subordinated Notes, net of a discount of $1.2 million, remained outstanding. The redemption was completed on January 20, 2012, and as of that date, there were no Senior Subordinated Notes outstanding. As a result of this redemption, we expect to record a loss on extinguishment of debt of $2.1 million associated with a write-down of deferred financing fees and unamortized discount to our consolidated statement of operations during the three months ended March 31, 2012.

Other Debt

        During the year ended December 31, 2011, WBDT, a consolidated VIE, entered into a term loan with an unrelated third party in an original principal amount of $0.9 million to fund a portion of the purchase price for the acquisition of certain assets of WBDT-TV. This term loan matures in equal quarterly installments through May 2016. LIN Television fully and unconditionally guarantees this loan.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

Repayment of Principal

        The following table summarizes scheduled future principal repayments on our debt agreements (in thousands):

	Revolving Facility	Term Loans	Incremental Term Loans	8 3/8% Senior Notes due 2018	Other Debt	Total
Final maturity date	10/26/2016	10/26/2017	12/21/2018	4/15/2018
2012(1)	$—	$—	$2,600	$—	$279	$2,879
2013	—	6,250	2,600	—	241	9,091
2014	—	12,500	2,600	—	194	15,294
2015	—	18,750	2,600	—	184	21,534
2016 and thereafter	35,000	87,500	249,600	200,000	46	572,146

Total	$35,000	$125,000	$260,000	$200,000	$944	$620,944

(1)
Excluded from the table above are principal payments of $252.2 million as a result of our irrevocable deposit with the trustee on December 21, 2011, to redeem in full all of our remaining Senior Subordinated Notes on January 20, 2012.

        The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt with the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	December 31,
	2011	2010
Carrying amount	$868,717	$623,260
Fair value	$860,164	$634,245

Note 8—Derivative Financial Instruments

        We have historically used derivative financial instruments in the management of our interest rate exposure for our long-term debt. In accordance with our interest rate risk management policy, we do not enter into derivative instruments unless there is an underlying exposure, and we do not enter into derivative financial instruments for speculative trading purposes.

        During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans under our 2009 senior secured credit facility (the "2006 interest rate hedge") to mitigate changes in our cash flows resulting from fluctuations in interest rates. The 2006 interest rate hedge effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our 2009 senior secured credit facility, which we terminated on October 26, 2011 concurrent with our entry into our new senior secured credit facility.

        The 2006 interest rate hedge was historically designated as a cash flow hedge, however, as a result of a repayment of $45.9 million of principal on our term loans under our 2009 senior secured credit facility as further described in Note 7—"Debt", the 2006 interest rate hedge ceased to be highly effective in hedging the variable rate cash flows. Since the hedge ceased to be highly effective in hedging the variable rate cash flows, all changes in fair value have been recorded in our consolidated statement of operations. Because the hedge ceased to be highly effective, we recorded a charge of $3.6 million for the portion of the fair

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 8—Derivative Financial Instruments (Continued)

value recognized in accumulated other comprehensive loss to our consolidated statement of operations for the year ended December 31, 2010. During the year ended December 31, 2009, we recognized a gain on derivative instruments of $(0.2) million in our consolidated statement of operations for ineffectiveness related to this hedge.

        The 2006 interest rate hedge expired on November 4, 2011. Accordingly, as of December 31, 2011, there is no amount related to the 2006 interest rate hedge included in our consolidated balance sheets. As of December 31, 2010, the fair value of the 2006 interest rate hedge liability was $2.0 million and is included in accrued expenses and other liabilities in our consolidated balance sheets. The fair value was calculated by using observable inputs (Level 2) prescribed by the three-level fair value hierarchy, which is calculated using the discounted expected future cash outflows from a series of three-month LIBOR strips through November 4, 2011, the same scheduled maturity date as our 2009 senior secured credit facility.

        As of December 31, 2011, we have a derivative outstanding with a fair value of zero as further described in Note 2—"Acquisitions".

        The following table summarizes our derivative activity (in thousands):

	(Gain) Loss on Derivative Instruments			Other Comprehensive Income, Net of Tax
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Mark-to-Market Adjustments on:
2006 interest rate hedge	$(1,960)	$1,898	$(208)	$—	$2,516	$1,246

Note 9—Stock-Based Compensation

        We have several stock-based compensation plans, including our 1998 Option Plan, the Amended and Restated 2002 Stock Plan and the Third Amended and Restated 2002 Non-Employee Director Stock Plan (collectively, the "Stock Plans"), that permit us to grant non-qualified options in our class A common stock or restricted stock units, which convert into our class A common stock upon vesting, to certain directors, officers and key employees of our Company. Additionally, we have an Employee Stock Purchase Plan ("ESPP") that permits employees to purchase shares of our class A common stock at a discount as further described below.

        Options granted under the Stock Plans vest over a four-year service period, unless otherwise designated by the Compensation Committee upon grant. Options expire ten years from the date of grant. We issue new shares of our class A common stock when options are exercised or from shares that we repurchased pursuant to our Board authorized share repurchase program as further described in Note 12—"Stockholders' Equity". Restricted stock unit awards vest over a five-year service period, unless otherwise designated by the Compensation Committee upon grant. There were 6,148,752 shares authorized for grant under the various Stock Plans and 1,785,750 shares available for future grant as of December 31, 2011. Both the shares authorized and shares available exclude 1,552,983 shares under plans in effect prior to 2002 from which we do not intend to re-grant and consider unavailable for future grants.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 9—Stock-Based Compensation (Continued)

        The following table presents the stock-based compensation expense included in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Employee stock purchase plan	$54	$14	$—
Employee stock options	1,438	1,197	1,060
Restricted stock unit awards	4,320	2,812	634
Modifications to stock option agreements	364	840	719

Share-based compensation expense before tax	6,176	4,863	2,413
Income tax benefit (at 35% statutory rate)	(2,162)	(1,702)	(845)

Net stock-based compensation expense	$4,014	$3,161	$1,568

        We did not capitalize any stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009.

        We have not yet recognized compensation expense relating to unvested employee stock options and restricted stock unit awards of $2.8 million and $9.9 million, respectively, which will be recognized over a weighted-average future period of approximately 1.3 years and 2.5 years, respectively.

        During the year ended December 31, 2011, we received $0.2 million from the exercise of stock options and $0.6 million from the purchase of our class A common stock pursuant to our ESPP.

Stock Options

        The following table provides additional information regarding our stock options for the year ended December 31, 2011 as follows (in thousands, except per share data):

	Shares	Weighted- Average Exercise Price Per Share
Outstanding at the beginning of the year	3,877	$2.68
Granted during the year	701	3.62
Exercised or converted during the year	(86)	2.30
Forfeited during the year	(120)	4.37
Expired during the year	(9)	2.88

Outstanding at the end of the year	4,363	2.79

Exercisable or convertible at the end of the year	2,091	2.43

        As of December 31, 2011, the weighted-average remaining contractual life of the options outstanding and the options exercisable was 8.0 years and 7.6 years, respectively. Additionally, as of December 31, 2011, the aggregate intrinsic value of the options outstanding and the options exercisable was $6.4 million and $3.8 million, respectively. The intrinsic value in the table above represents the total pre-tax intrinsic value based on our closing price as of December 31, 2011, which would have been received by the option holders had all option holders exercised their options and immediately sold their shares on that date.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 9—Stock-Based Compensation (Continued)

        The fair value of each stock option grant or modification is estimated on the date of grant or modification using a Black-Scholes valuation model, which incorporates the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected term(1)	5 to 6 years	5 to 6 years	4 to 5 years
Expected volatility(2)	97% to 99%	95% to 96%	67% to 87%
Expected dividends	$0.00	$0.00	$0.00
Risk-free rate(3)	0.9% to 2.6%	1.9% to 2.7%	1.6% to 2.4%

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

        On June 2, 2009, we completed an exchange offer which enabled employees and non-employee directors to exchange some or all of their outstanding options to purchase shares of our class A common stock, for new options to purchase shares of our class A common stock, on a one for one basis. A total of 257 employees participated in the exchange, in which options to purchase an aggregate of 2,931,285 shares of our class A common stock were exchanged. The new options have an exercise price of $1.99 per share, equal to the closing price per share of our class A common stock on June 2, 2009. The new stock options vest ratably over three years. We recognized stock-based compensation expense for this modification to our stock option agreements of $0.4 million, $0.8 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. We expect to record an additional $0.1 million of stock-based compensation expense for this modification during 2012.

Restricted Stock Unit Awards

        The following table provides additional information regarding the restricted stock unit awards for the year ended December 31, 2011 (in thousands, except per share data):

	Shares	Weighted- Average Price Per Share
Unvested at the beginning of the year	2,679	$6.44
Granted during the year	678	3.61
Vested during the year	(717)	6.37
Forfeited during the year	(61)	4.68

Unvested at the end of the year	2,579	5.75

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 9—Stock-Based Compensation (Continued)

        The following table provides further information for both our restricted stock unit and stock option awards (in thousands):

	Year Ended December 31,
	2011	2010	2009
Total fair value of awards granted	$4,983	$16,057	$11,295
Total intrinsic value of awards exercised	225	796	—
Total fair value of awards vested	7,522	6,786	566

Employee Stock Purchase Plan

        Under the terms of our 2010 ESPP, our eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase shares of our class A common stock. The purchase price of each share is 85% of the average of the high and low per share trading price of our class A common stock on the NYSE on the last trading day of each month during the offering period. There were 350,000 shares authorized for grant under this plan and there were 81,230 shares available for future grant as of December 31, 2011. During the year ended December 31, 2011 and 2010, employees purchased 187,350 and 81,420 shares, respectively, at a weighted-average price of $3.38 and $3.92, respectively.

Note 10—Fair Value Measurements

        We record the fair value of certain financial assets and liabilities on a recurring basis. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying consolidated financial statements using the prescribed three-level fair value hierarchy as of December 31, 2011 and 2010 (in thousands):

	Quoted Prices in Active Markets	Significant Observable Inputs
	(Level 1)	(Level 2)	Total
December 31, 2011:
Assets:
Deferred compensation related investments	$552	$1,405	$1,957
Liabilities:
Deferred compensation related liabilities	$1,904	$—	$1,904
December 31, 2010:
Assets:
Deferred compensation related investments	$1,435	$577	$2,012
Liabilities:
2006 interest rate hedge	$—	$1,960	$1,960
Deferred compensation related liabilities	$2,010	$—	$2,010

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

determined based on the fair value of the investments selected by employees. For a description of how the fair value of our 2006 interest rate hedge was determined, see Note 8—"Derivative Financial Instruments."

        The following table details the change in fair value of our Level 3 liability for the year ended December 31, 2010 (in thousands):

Equity Value Shortfall Amount
Balance as of December 31, 2009	$627
Realized gain from the change in fair value	(627)

Balance as of December 31, 2010	$—

        The equity value shortfall amount detailed in the table above is a liability that was incurred in connection with the acquisition of RMM on October 2, 2009 because the number of shares of class A common stock issued by us to the sellers was subject to an adjustment in the event that the value of the equity consideration was less than $4.5 million as of the six month anniversary of the acquisition (such difference, the equity value shortfall amount).

Note 11—Retirement Plans

401(k) Plan

        We provide a defined contribution plan ("401(k) Plan") for eligible employees. Effective January 1, 2010, we began making a 3% non-elective contribution for all eligible employees, which vests 100% after two years of service. Historically, we made contributions to the 401(k) Plan on behalf of employee groups that were not covered by our defined benefit retirement plan matching 50% of the employee's contribution up to 6% of the employee's total annual compensation. These contributions vested in 20% annual increments until the employee was 100% vested after five years of service. Company contributions to our 401(k) Plan were suspended during 2009 and were resumed effective January 1, 2010. We contributed $3.6 million, $3.5 million and $0.5 million to the 401(k) Plan in the years ended December 31, 2011, 2010 and 2009, respectively. Effective July 1, 2010, we also made available to certain employees, including our executive officers, the LIN Television Corporation Supplemental Income Deferral Plan. This plan provides benefits to highly compensated employees in circumstances in which the maximum limits established under the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code prevent them from receiving Company contributions. We contributed $0.2 million and $0.4 million to this plan during the years ended December 31, 2011 and 2010, respectively.

Retirement Plan

        We have historically provided a defined benefit retirement plan to our employees who did not receive matching contributions from our Company to their 401(k) Plan accounts. Our defined benefit plan was a non-contributory plan under which we made contributions either to: a) traditional plan participants based on periodic actuarial valuations, which are expensed over the expected average remaining service lives of current employees; or b) cash balance plan participants based on 5% of each participant's eligible compensation.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans (Continued)

        Effective April 1, 2009, this plan was frozen and we do not expect to make additional benefit accruals to this plan, however we continue to fund our existing vested obligations. As a result of this action, during the year ended December 31, 2009, we recorded a net curtailment gain that included a $0.4 million charge related to prior service cost and a gain to our projected benefit obligation of $4.0 million as a result of the reduction of future compensation increases.

        We contributed $5.4 million, $5.4 million and $0.6 million to our pension plan during the years ended December 31, 2011, 2010 and 2009, respectively. We anticipate contributing $7.5 million to this plan in 2012.

        We record the unfunded status of our defined benefit plan as a liability. The plan assets and benefit obligations of our defined benefit plan are recorded at fair value as of December 31, 2011. Information regarding the change in the projected benefit obligation, the accumulated benefit obligation and the change in the fair value of plan assets are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$116,587	$108,417	$110,179
Service cost	—	—	385
Interest cost	5,872	6,092	6,353
Actuarial loss	15,098	6,722	867
Benefits paid	(4,510)	(4,644)	(5,322)
Curtailment	—	—	(4,045)

Projected benefit obligation, end of period	$133,047	$116,587	$108,417

Accumulated benefit obligation	$133,047	$116,587	$108,417

Change in plan assets
Fair value of plan assets, beginning of period	$78,046	$68,797	$61,482
Actual return on plan assets	3,419	8,534	12,049
Employer contributions	5,359	5,359	588
Benefits paid	(4,510)	(4,644)	(5,322)

Fair value of plan assets, end of period	$82,314	$78,046	$68,797

Unfunded status of the plan	$(50,733)	$(38,541)	$(39,620)

Total amount recognized as accrued benefit liability	$(50,733)	$(38,541)	$(39,620)

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans (Continued)

        The following table includes the pension related accounts recognized on our consolidated balance sheets and the components of accumulated other comprehensive loss related to the net periodic pension benefit costs as follows (in thousands):

	December 31,
	2011	2010
Other accrued expenses (current)	$(391)	$(400)
Other liabilities (long-term)	(50,342)	(38,141)

Total amount recognized as accrued pension benefit liability	$(50,733)	$(38,541)

Accumulated other comprehensive loss:
Net loss, net of tax benefit of $15,727 and $8,815 for the years ended December 31, 2011 and 2010, respectively	$33,017	$22,179
Pension tax liability	5,760	5,760

Accumulated other comprehensive loss related to net periodic pension benefit cost	$38,777	$27,939

        The total net loss of $33.0 million, which is net of tax, relates to deferred actuarial losses from changes in discount rates, differences between actual and assumed asset returns, and differences between actual and assumed demographic experience (rates of turnover, retirement rates, mortality rates and prior to the plan freeze, rates of compensation increases). During 2012, we expect to amortize net losses of $1.7 million, which are included in accumulated other comprehensive loss, net of tax, as of December 31, 2011.

        Components of net periodic pension benefit cost were (in thousands):

	Year Ended December 31,
	2011	2010	2009
Service cost	$—	$—	$385
Interest cost	5,873	6,092	6,353
Expected return on plan assets	(6,824)	(6,446)	(6,610)
Amortization of prior service cost	—	—	31
Amortization of net loss	754	376	165
Curtailment	—	—	438

Net periodic benefit cost	$(197)	$22	$762

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans (Continued)

        Our expected future pension benefit payments for the next 10 years are as follows (in thousands):

Expected Future Pension Benefit Payments
For Years Ended December 31,
2012	$5,404
2013	5,451
2014	5,577
2015	5,834
2016	5,979
2017 through 2021	35,565

        Weighted-average assumptions used to estimate our pension benefit obligations and to determine our net periodic pension benefit cost are as follows:

	Year Ended December 31,
	2011	2010	2009
Discount rate used to estimate our pension benefit obligation	3.90% - 4.20%	5.25%	5.75%
Discount rate used to determine net periodic pension benefit cost	5.25%	5.75%	6.00% - 7.25%
Rate of compensation increase	N/A	N/A	4.50%
Expected long-term rate-of-return on plan assets	7.00%	8.00%	8.25%

        For the discount rate for the year ended December 31, 2011, we used a custom bond modeler that develops a hypothetical portfolio of high quality corporate bonds, rated AA- and above by Standard & Poor's, that could be purchased to settle the obligations of the plan. The yield on this hypothetical portfolio represents a reasonable rate to value our plan liability. Prior to 2011, we used the Citigroup Pension Discount Curve to aid in the selection of our discount rate, which we believe reflects the weighted rate of a theoretical high quality bond portfolio consistent with the duration of the cash flows related to our pension liability.

        We considered the current levels of expected returns on a risk-free investment, the historical levels of risk premium associated with each of our pension asset classes, the expected future returns for each of our pension asset classes and then weighted each asset class based on our pension plan asset allocation to derive an expected long-term return on pension plan assets. During the year ended December 31, 2011, our actual rate of return on plan assets was 4.04%.

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

	Target Allocation	Percentage of Plan Assets as of December 31,
Asset Category	2011	2011	2010
Equity securities	60%	60%	63%
Debt securities	40%	40%	37%

	100%	100%	100%

        The following table summarizes our pension plan assets measured at fair value using the prescribed three-level fair value hierarchy as of December 31, 2011 and 2010 (in thousands):

	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 2)	(Level 3)	Total
December 31, 2011:
Money market fund	$462	$—	$462
Commingled pools:
U.S. equity	26,573	—	26,573
International equity	9,757	—	9,757
REIT	3,390	—	3,390
High yield bond	2,914	—	2,914
Emerging markets	6,652	—	6,652
Investment grade fixed income	32,566	—	32,566

Total	$82,314	$—	$82,314

	Quoted Prices in Active Markets	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
December 31, 2010:
Guaranteed deposit account	$—	$7,021	$7,021
U.S. stock funds—small cap	8,835	—	8,835
U.S. stock funds—mid cap	6,359	—	6,359
U.S. stock funds—large cap	25,080	—	25,080
International stock funds—growth	8,711	—	8,711
U.S. bond funds	22,040	—	22,040

Total	$71,025	$7,021	$78,046

        The guaranteed deposit account fair value is determined by multiplying the balance in the account by an established interest rate. The commingled pools, U.S. and International stock funds and U.S. bond funds consist of various funds that are valued at the net asset value of units held by the plan at year-end as

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans (Continued)

determined by the custodian, based on fair value of the underlying securities. These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future values. Furthermore, while we believe these valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in different fair value measurement as of the reporting date.

        The following table details the change in fair value of the Level 3 investments for the years ended December 31, 2011 and 2010 (in thousands):

Guaranteed Deposit Account
Balance as of December 31, 2009	$5,094
Interest income	303
Purchases, sales, issuances and settlements (net)	1,624

Balance as of December 31, 2010	7,021
Interest income	177
Purchases, sales, issuances and settlements (net)	(7,198)

Balance as of December 31, 2011	$—

Note 12—Stockholders' Equity

        On November 7, 2011, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $25 million of our class A common stock over a 12 month period. The class A common stock acquired through the repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, stock option exercises, or other employee and director stock plans. Pursuant to this authorization, during the year ended December 31, 2011, we repurchased approximately 0.8 million shares of our class A common stock on the open market for an aggregate purchase price of $2.7 million.

        Our class B common stock is convertible into an equal number of shares of our class A common stock in various circumstances. During the year ended December 31, 2011, approximately 0.1 million shares of our class B common stock were converted into class A common stock. During the year ended December 31, 2010, none of our class B common stock was converted into class A common stock.

        The balance of related after-tax components comprising accumulated other comprehensive loss are summarized below (in thousands):

	December 31,
	2011	2010
Pension tax liability	$(5,760)	$(5,760)
Pension net loss, net of tax benefit of $15,727 and $8,815 for the years ended December 31, 2011 and 2010, respectively	(33,017)	(22,179)

Accumulated other comprehensive loss	$(38,777)	$(27,939)

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 13—Restructuring

        During the years ended December 31, 2011, 2010 and 2009, we recorded restructuring charges of $0.7 million, $3.3 million and $0.5 million, respectively, as a result of the consolidation of certain activities at our stations and our corporate headquarters. During the years ended December 31, 2011, 2010 and 2009, we made cash payments of $1.1 million, $2.4 million and $0.5 million related to these restructuring actions. We expect to make cash payments of $0.5 million related to these restructuring actions during 2012.

        During 2008, we effected a restructuring that included a workforce reduction and the cancellation of certain syndicated television program contracts. The total charge for the plan was $12.9 million, including $4.3 million for a workforce reduction of 144 employees and $8.6 million for the cancellation of the contracts. We made cash payments of $0.1 million and $9.0 million during the years ended December 31, 2010 and 2009, respectively, related to these restructuring activities. During the year ended December 31, 2010, we recorded a restructuring benefit of $0.2 million related to changes in the estimated cash payments.

        The activity for these restructuring charges are as follows (in thousands):

	Severance and Related	Contractual and Other	Total
Balance as of December 31, 2009	$—	$359	$359
Charges	3,229	87	3,316
Payments	(2,315)	(258)	(2,573)
Adjustments	—	(180)	(180)

Balance as of December 31, 2010	$914	$8	$922
Charges	690	17	707
Payments	(1,089)	(25)	(1,114)

Balance as of December 31, 2011	$515	$—	$515

Note 14—Related Party Transactions

        During the year ended December 31, 2010, we acquired a non-controlling investment in an interactive service provider that hosts our web sites for $2.0 million. During the years ended December 31, 2011, 2010 and 2009, we incurred charges of $2.4 million, $1.9 million and $0.8 million, respectively, and made cash payments of $2.2 million, $2.6 million and $1.4 million, respectively, to this provider for web hosting services and web site development and customization.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies

Commitments

        We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2036. In addition, we have entered into commitments for future syndicated entertainment and sports programming. Future payments for these non-cancelable operating leases and agreements, and future payments associated with syndicated television programs as of December 31, 2011 are as follows (in thousands):

	Operating Leases and Agreements	Syndicated Television Programming	Total
Year
2012	$21,219	$21,921	$43,140
2013	12,540	20,005	32,545
2014	9,853	10,170	20,023
2015	6,501	782	7,283
2016	5,894	—	5,894
Thereafter	6,107	—	6,107

Total obligations	62,114	52,878	114,992
Less recorded contracts	—	(8,388)	(8,388)

Future contracts	$62,114	$44,490	$106,604

        Rent expense, resulting from operating leases, was $1.5 million, $1.1 million and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Contingencies

GECC Note

        GECC provided debt financing for a joint venture between NBCUniversal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 1, 2013 and 9% per annum thereafter. The GECC Note is an obligation of the joint venture. We have a 20% equity interest in the joint venture and NBCUniversal has the remaining 80% equity interest, in which we and NBCUniversal each have a 50% voting interest. NBCUniversal operates two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement. LIN TV has guaranteed the payment of principal and interest on the GECC Note.

        In January 2011, Comcast Corporation acquired control of the business of NBCUniversal and now owns and controls 51% of NBCUniversal, LLC, while a wholly-owned subsidiary of General Electric Company ("GE") owns the remaining 49%. GECC remains a wholly-owned subsidiary of GE.

        In light of the adverse effect of the recent economic downturn on the joint venture's operating results, we entered into an agreement with NBCUniversal in 2009, which covered the period from March 6, 2009 through April 1, 2010 and in 2010 we entered into a second agreement, which covered the period from April 2, 2010 through April 1, 2011. These agreements provided that: (i) we and NBCUniversal waived the

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

requirement that the joint venture maintain debt service reserve cash balances of at least $15 million; (ii) the joint venture would use a portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note in 2009 and 2010; (iii) NBCUniversal agreed to defer its receipt of 2008, 2009 and 2010 management fees; and (iv) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBCUniversal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.

        During the year ended December 31, 2010, pursuant to the shortfall funding agreements with NBCUniversal, we made shortfall loans in the aggregate principal amount of $4.1 million, representing our approximate 20% share of 2010 debt service shortfalls. Concurrent with our funding of the shortfall loans, NBCUniversal funded shortfall loans in the aggregate principal amounts of $15.9 million, in respect of its approximate 80% share of 2010 debt service shortfalls.

        On March 14, 2011, we and GE entered into an agreement (the "2011 Shortfall Funding Agreement") covering the period from April 2, 2011 through April 1, 2012. Under the terms of the 2011 Shortfall Funding Agreement, we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2012, we and GE would each provide the joint venture with a shortfall loan. Shortfall loans funded by LIN under the 2011 Shortfall Funding Agreement were calculated on the basis of our percentage of economic interest in the joint venture, and GE's share of shortfall loans were calculated on the basis of NBCUniversal's percentage of economic interest in the joint venture. Solely to enable the joint venture with NBCUniversal to obtain shortfall loans from GE, the joint venture (i) amended its credit agreement with GECC, (ii) amended the LLC Agreement governing the operation of the joint venture, and (iii) received the consent of Comcast Corporation to the terms and conditions on which GE provides its proportionate share of any joint venture debt service shortfall. NBCUniversal acknowledged and agreed to the terms of the 2011 Shortfall Funding Agreement.

        During the year ended December 31, 2011, pursuant to the shortfall funding agreement with GE, we funded shortfall loans in the aggregate principal amount of $2.5 million, representing our approximate 20% share of 2011 debt service shortfalls, and GE funded shortfall loans in the aggregate principal amount of $9.7 million, representing its approximate 80% share in 2011 debt service shortfalls.

        Because of anticipated future cash shortfalls at the joint venture, on March 5, 2012, we and GE entered into an agreement (the "2012 Shortfall Funding Agreement") covering the period from April 2, 2012 through April 1, 2013. Under the terms of the 2012 Shortfall Funding Agreement, we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2013, we and GE would each provide the joint venture with a shortfall loan. Any shortfall loans funded by us under the 2012 Shortfall Funding Agreement will be calculated on the basis of our percentage of economic interest in the joint venture, and GE's share of shortfall loans will be calculated on the basis of NBCUniversal's percentage of economic interest in the joint venture. GE's obligation to fund shortfall loans under the 2012 Shortfall Funding Agreement is conditioned upon the receipt of the consent of Comcast Corporation to the terms and conditions on which GE provides its proportionate share of any shortfall; provided that Comcast's consent may not be unreasonably withheld. NBCUniversal has acknowledged and agreed to the terms of the 2012 Shortfall Funding Agreement.

        Under the terms of the joint venture's TV Master Service Agreement with NBCUniversal, management fees owed by the joint venture to NBCUniversal will continue to accrue, but are not payable if any existing joint venture shortfall loans remain outstanding.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

        We recognize shortfall funding liabilities to the joint venture on our consolidated balance sheets when those liabilities become both probable and estimable. These liabilities become probable and estimable when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur, and for periods beyond joint venture management's forecast, we develop our own internal estimates of debt service shortfalls. Additionally, we accrue shortfall funding liabilities only when we have reached or intend to reach a shortfall funding agreement covering the period for which we estimate debt service shortfalls to occur.

        Prior to the issuance of these financial statements, joint venture management provided us with a final 2012 budget. Also, during the year ended December 31, 2011, NBCUniversal publicly discussed its intent to secure additional retransmission consent fees for the NBC owned television stations, which would include the joint venture stations that comprise SVO.

        Based on that information, we believe the joint venture's operating results in 2012 will improve as a result of, among other things, the upcoming 2012 election cycle, and NBC's broadcast of the 2012 Summer Olympics and Superbowl XLVI. The joint venture's 2012 budget calls for capital investments at the joint venture stations that will largely offset the expected 2012 increases in operating cash flows. As a result, we expect the joint venture to require additional shortfall loans in 2012 and into 2013. While there can be no assurances, we believe, that beginning in 2013, operating results will improve as a result of further economic recovery, forecasted growth in retransmission consent fees, and further growth in digital revenues.

        As of December 31, 2011, we estimate our approximate 20% share of debt service shortfalls to be $4.1 million for 2012 and into 2013. We believe that cash shortfalls beyond the amounts currently accrued are not probable. However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party's debt service shortfall. During the year ended December 31, 2011, based on our estimate of our probable shortfall obligations during 2011, 2012 and into 2013, we recognized a contingent liability of $4.7 million for the amounts that we expect to loan to SVH pursuant to the shortfall funding agreements with GE.

        Because of uncertainty surrounding the joint venture's ability to repay shortfall loans, we concluded that it was more likely than not that the amounts recognized during the years ended December 31, 2011 and 2009 for accrued shortfall loans of $4.7 million and $6.0 million, respectively, will not be recovered within a reasonable period of time. Accordingly, we recognized charges of $4.7 million and $6.0 million, to reflect the impairment of the shortfall loans, which were classified as share of loss in equity investments in our consolidated statement of operations, during the years ended December 31, 2011 and 2009, respectively. Therefore, the amounts receivable under the shortfall loans, and all accrued interest due from the joint venture, are carried at zero on our consolidated balance sheets. Should there be sufficient evidence in the future to suggest that collectability of the shortfall loans and accrued interest is reasonably certain, we would reverse the previously recognized impairment charges, reestablish notes receivable for all previously funded and accrued shortfall loans to the joint venture, and establish accrued interest receivable for all previously funded shortfall loans to the joint venture.

        Our ability to honor our shortfall loan obligations under the 2012 Shortfall Funding Agreement is limited by certain covenants contained in our senior secured credit facility and the indentures governing our Senior Notes. Based on our 2012 and 2013 estimate of debt service shortfalls at the joint venture, and

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

our forecast of total leverage and consolidated EBITDA during 2012 and into 2013, we expect to have the capacity within these restrictions to provide funding to the joint venture for the $4.1 million accrued shortfall liability.

        As of December 31, 2011, we had availability under applicable debt covenants to fund future shortfall loans as follows: (i) $48.9 million of availability under our senior secured credit facility, and (ii) $147.5 million of availability under the indenture governing our Senior Notes.

        The possibility exists that debt service shortfalls at the joint venture could exceed current expectations, including the possibility that neither GE nor Comcast will continue to fund a share of such debt service shortfall loans after April 1, 2013. Should circumstances arise in which we desire to make shortfall loans to the joint venture in excess of the limitations imposed by the covenants contained in our senior secured credit facility or the indentures, we could seek an amendment or waiver of such limitations, but there is no assurance that we would be able to obtain such amendment or waiver on a timely basis, or at all, or on terms satisfactory to us. If we are unable to make shortfall payments, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default.

        An event of default under the GECC Note would occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due, or fails to pay the principal amount on the maturity date in 2023. If an event of default occurs, GECC could accelerate the maturity of the entire amount due under the GECC Note. Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBCUniversal and LIN TV. Upon an event of default under the GECC Note, GECC's only recourse would be to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the full amount of the GECC Note.

        Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined upon occurrence of the following events: (i) there is an event of default; (ii) the default is not remedied; and (iii) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note. Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between (i) the total amount at which the joint venture's assets were sold and (ii) the principal amount and any unpaid interest due under the GECC Note. As of December 31, 2011, we estimate the fair value of the television stations in the joint venture to be approximately $118 million less than the outstanding balance of the GECC note of $815.5 million.

        Although we believe the probability is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note, there can be no assurances that such an event of default will not occur. There are no financial or similar covenants in the GECC Note. In addition, since both GE and LIN Television have agreed to fund interest payments through April 1, 2013, if the joint venture is unable to generate sufficient cash to service interest payments on the GECC Note, GE and LIN Television are able to control the occurrence of a default under the GECC Note. Since 2009, LIN Television and its joint venture partners have prevented the occurrence of a default by entering into shortfall funding agreements and funding shortfall loans to the joint venture as further described above.

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

  •
  GECC's initiation of proceedings against LIN TV under the guarantee could result in a change of control or other material adverse consequences to LIN Television, which could cause an acceleration of LIN Television's senior secured credit facility and other outstanding indebtedness; and

  •
  if the GECC Note is prepaid because of an acceleration on default or otherwise, or if LIN TV is released from its obligation, LIN TV would realize a substantial tax gain of approximately $815.5 million related to its deferred gain associated with the formation of the joint venture. This amount of gain, exclusive of any potential utilization of net operating loss carryforwards, would be subject to U.S. Federal and various State tax rates of 35% and approximately 1% (net of Federal benefit), respectively.

Litigation

        We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters. The outcome of any current or future litigation cannot be accurately predicted. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss can be made at this time because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; or (vi) there is a wide range of potential outcomes. Although the outcome of these and other legal proceedings cannot be predicted, we believe that their ultimate resolution will not have a material adverse effect on us.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 16—Income Taxes

        The income before income taxes was solely from domestic operations. The (benefit from) provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$543	$340	$579
State	652	620	452

Total current	$1,195	$960	$1,031

Deferred:
Federal	$(25,907)	$18,270	$5,640
State	8,667	815	7,206

Total deferred	(17,240)	19,085	12,846

Total current and deferred	$(16,045)	$20,045	$13,877

        The following table reconciles the amount that would be calculated by applying the 35% federal statutory rate to income before income taxes to the actual (benefit from) provision for income taxes (in thousands):

	Year Ended December 31,
	2011	2010	2009
Provision assuming federal statutory rate	$11,780	$19,680	$8,253
State taxes, net of federal tax benefit	1,790	2,394	2,984
State tax law changes, net of federal tax benefit	5,703	(281)	3,321
Change in valuation allowance	(36,541)	(1,181)	(2,187)
Impairment of goodwill	—	(220)	60
Stock compensation	601	366	580
Other	622	(713)	866

	$(16,045)	$20,045	$13,877

Effective income tax rate on continuing operations	(47.7)%	35.7%	58.8%

        The increase from state tax law changes, net of federal tax benefit, is primarily a result of state tax legislation enacted in Michigan in May 2011, which repealed the Michigan business tax ("MBT"), and implemented a corporate income tax instead, effective January 2012. As a result of the elimination of the MBT, certain future tax deductions that were available to be utilized beginning in 2015, and had been recognized as deferred tax assets in our financial statements, will not be deductible. Therefore, during the year ended December 31, 2011, we recognized incremental deferred income tax expense of $5.1 million, net of federal benefit, for the reversal of these previously established deferred tax assets.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 16—Income Taxes (Continued)

        The components of the net deferred tax liability are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax liabilities:
Deferred gain related to equity investment in NBCUniversal joint venture	$265,048	$264,309
Property and equipment	11,354	13,557
Intangible assets	20,100	199
Deferred gain on debt repurchase	18,378	18,356
Noncontrolling interest	1,384	—
Other	7,614	6,878

Total	$323,878	$303,299

Deferred tax assets:
Net operating loss carryforwards	$(146,911)	$(137,030)
Equity investments	(1,467)	(1,404)
Other	(35,800)	(38,858)
Valuation allowance	23,422	59,990

Total	(160,756)	(117,302)

Net deferred tax liabilities	$163,122	$185,997

        We maintain a valuation allowance related to our deferred tax asset position when management believes it is more likely than not that the deferred tax assets will not be realized in the future. Our valuation allowance was $23.4 million as of December 31, 2011, which represents a decrease of $36.6 million for the year ended December 31, 2011. This decrease is primarily attributable to the reversal of $35.1 million of the Company's federal valuation allowance relating to 1999 to 2002 net operating losses and the reversal of $1.0 million of the Company's state valuation allowance relating to 2002 to 2010 net operating losses. These valuation allowances were reversed primarily due to our recent history of taxable income, and our projected ability to generate sufficient taxable income prior to the expiration of those net operating loss carryforwards. Components of our valuation allowance were:

  •
  State net operating loss carryforwards of $18.1 million;

  •
  State deferred tax assets of $0.2 million recorded in connection with the acquisitions of stations in 2005 and 2006; and

  •
  State deferred tax assets of $5.1 million related to the impairment of broadcast licenses and goodwill.

        As of December 31, 2011, we had federal net operating loss carryforwards of approximately $365 million that begin to expire in 2020. Additionally, we had state net operating loss carryforwards that vary by jurisdiction (tax effected, net of federal benefit) of $18.1 million, expiring through 2031.

        The Company's uncertain tax positions for the years ended December 31, 2011, 2010, and 2009 is limited to certain unrecognized state benefits totaling $26.4 million, $26.6 million and $24.5 million, respectively. The annual change reflects additional state benefits offset by expiring losses of $0.5 million

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 16—Income Taxes (Continued)

for 2011 and 2010. We file a consolidated federal income tax return and we file numerous other consolidated and separate income tax returns in U.S. state jurisdictions. Tax years 2007-2010 remain open to examination by major taxing jurisdictions.

Note 17—Accrued Expenses

        Accrued expenses consisted of the following (in thousands):

	December 31,
	2011	2010
Accrued compensation	$9,515	$7,774
Accrued contract costs	4,997	6,913
Accrued interest	6,095	6,943
Accrued shortfall loans to SVH (See Note 15—"Commitments and Contingencies")	4,136	1,922
Other accrued expenses	13,835	17,423

Total	$38,578	$40,975

Note 18—Subsequent Events

        On January 3, 2012, we entered into an agreement for the sale of substantially all of the assets of WUPW-TV to WUPW, LLC, and on February 16, 2012, we completed the sale of WWHO-TV to Manhan Media, Inc., both as further described in Note 3—"Discontinued Operations".

        On January 20, 2012, we completed the redemption of our remaining Senior Subordinated Notes at par, plus accrued and unpaid interest through the redemption date as further described in Note 7—"Debt".

        On March 5, 2012, because of anticipated future debt service shortfalls at the NBCUniversal joint venture, we and GE entered into the 2012 Shortfall Funding Agreement. For further information on the 2012 Shortfall Funding Agreement see Note 15—"Commitments and Contingencies".

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 19—Condensed Consolidating Financial Statements

        LIN Television, a 100% owned subsidiary of LIN TV Corp., is the primary obligor of our senior secured credit facility, our Senior Notes and our Senior Subordinated Notes, which were redeemed in full on January 20, 2012, all of which are further described in Note 7—"Debt". LIN TV fully and unconditionally guarantees all of LIN Television's debt on a joint-and-several basis. Additionally, all of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television's senior secured credit facility, Senior Notes and prior to January 20, 2012, the Senior Subordinated Notes, on a joint-and-several basis, subject to customary release provisions. There are certain contractual restrictions on LIN Television's ability to obtain funds in the form of dividends or loans from the non-guarantor subsidiaries.

        The following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of LIN TV, LIN Television, as the issuer, the guarantor subsidiaries, and the non-guarantor subsidiaries of LIN Television and the elimination entries necessary to consolidate or combine the issuer with the guarantor and non-guarantor subsidiaries. These statements are presented in accordance with the disclosure requirements under SEC Regulation S-X Rule 3-10.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 19—Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2011
(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$16,571	$653	$833	$—	$18,057
Restricted cash	—	255,159	—	—	—	255,159
Accounts receivable, net	—	62,741	25,470	2,882	—	91,093
Assets held for sale	—	1,117	2,136	—	—	3,253
Other current assets	—	5,765	285	40	—	6,090

Total current assets	—	341,353	28,544	3,755	—	373,652
Property and equipment, net	—	103,091	41,444	894	—	145,429
Deferred financing costs	—	12,472	—	—	—	12,472
Goodwill	—	99,137	18,518	4,414	—	122,069
Broadcast licenses and other intangible assets, net	—	1,532	386,756	11,793	—	400,081
Deferred income tax assets	—	103,889	—	—	(103,889)	—
Assets held for sale	—	8,734	3,771	—	—	12,505
Advances to consolidated subsidiaries	—	10,060	1,360,824	—	(1,370,884)	—
Investment in consolidated subsidiaries	—	1,551,521	—	—	(1,551,521)	—
Other assets	—	13,937	3,169	1,566	(7,185)	11,487

Total assets	$—	$2,245,726	$1,843,026	$22,422	$(3,033,479)	$1,077,695

LIABILITIES AND DEFICIT
Current liabilities:
Current portion of long-term debt	—	253,571	—	285	—	253,856
Accounts payable	—	7,771	2,550	651	—	10,972
Accrued expenses	—	27,541	10,713	324	—	38,578
Program obligations	—	8,472	1,324	96	—	9,892
Liabilities held for sale	—	2,044	1,675	—	—	3,719

Total current liabilities	—	299,399	16,262	1,356	—	317,017
Long-term debt, excluding current portion	—	614,202	—	659	—	614,861
Deferred income tax liabilities	—	—	265,660	1,351	(103,889)	163,122
Program obligations	—	1,375	712	1,787	—	3,874
Liabilities held for sale	—	1,199	109	—	—	1,308
Intercompany liabilities	—	1,360,824	8,416	1,644	(1,370,884)	—
Accumulated losses in excess of investment in consolidated subsidiaries	84,632	—	—	—	(84,632)	—
Other liabilities	—	53,359	5,052	7,185	(7,185)	58,411

Total liabilities	84,632	2,330,358	296,211	13,982	(1,566,590)	1,158,593

Redeemable noncontrolling interest	—	—	—	3,503	—	3,503
Total LIN TV Corp. stockholders' (deficit) equity	(84,632)	(84,632)	1,546,815	4,706	(1,466,889)	(84,632)
Noncontrolling interest	—	—	—	231	—	231

Total (deficit) equity	(84,632)	(84,632)	1,546,815	4,937	(1,466,889)	(84,401)

Total liabilities, redeemable noncontrolling interest and equity (deficit)	$—	$2,245,726	$1,843,026	$22,422	$(3,033,479)	$1,077,695

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 19—Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2010
(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$11,200	$448	$—	$—	$11,648
Accounts receivable, net	—	58,607	22,424	—	—	81,031
Assets held for sale	—	485	1,648	—	—	2,133
Other current assets	—	4,681	562	—	—	5,243

Total current assets	—	74,973	25,082	—	—	100,055
Property and equipment, net	—	109,454	40,807	—	—	150,261
Deferred financing costs	—	7,759	—	—	—	7,759
Goodwill	—	98,741	18,518	—	—	117,259
Broadcast licenses and other intangible assets, net	—	834	386,419	—	—	387,253
Deferred income tax assets	—	77,676	—	—	(77,676)	—
Assets held for sale	—	11,811	4,362	—	—	16,173
Advances to consolidated subsidiaries	—	6,201	1,311,338	—	(1,317,539)	—
Investment in consolidated subsidiaries	—	1,499,052	—	—	(1,499,052)	—
Other assets	—	8,413	3,296	—	—	11,709

Total assets	$—	$1,894,914	$1,789,822	$—	$(2,894,267)	$790,469

LIABILITIES AND DEFICIT
Current liabilities:
Current portion of long-term debt	—	9,573	—	—	—	9,573
Accounts payable	—	3,583	3,566	—	—	7,149
Accrued expenses	—	31,382	9,593	—	—	40,975
Program obligations	—	6,543	1,693	—	—	8,236
Liabilities held for sale	—	2,007	1,517	—	—	3,524

Total current liabilities	—	53,088	16,369	—	—	69,457
Long-term debt, excluding current portion	—	613,687	—	—	—	613,687
Deferred income tax liabilities	—	—	263,673	—	(77,676)	185,997
Program obligations	—	4,079	842	—	—	4,921
Liabilities held for sale	—	2,775	279	—	—	3,054
Intercompany liabilities	—	1,311,338	6,201	—	(1,317,539)	—
Accumulated losses in excess of investment in consolidated subsidiaries	131,432	—	—	—	(131,432)	—
Other liabilities	—	41,379	3,406	—	—	44,785

Total liabilities	131,432	2,026,346	290,770	—	(1,526,647)	921,901

Total (deficit) equity	(131,432)	(131,432)	1,499,052	—	(1,367,620)	(131,432)

Total liabilities and equity (deficit)	$—	$1,894,914	$1,789,822	$—	$(2,894,267)	$790,469

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 19—Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2011
(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net revenues	$—	$263,958	$136,891	$1,745	$(2,591)	$400,003
Operating expenses:
Direct operating	—	78,492	53,877	604	(2,355)	130,618
Selling, general and administrative	—	69,018	34,825	491	(564)	103,770
Amortization of program rights	—	15,535	5,438	433	—	21,406
Corporate	—	24,838	1,643	—	—	26,481
Depreciation	—	19,169	7,030	47	—	26,246
Amortization of intangible assets	—	264	868	67	—	1,199
Restructuring	—	707	—	—	—	707
Loss from asset dispositions	—	351	121	—	—	472

Operating income	—	55,584	33,089	103	328	89,104
Other expense (income):
Interest expense, net	—	50,688	—	21	(3)	50,706
Share of loss in equity investments	—	260	4,697	—	—	4,957
Gain on derivative instruments	—	(1,960)	—	—	—	(1,960)
Loss on extinguishment of debt	—	1,694	—	—	—	1,694
Intercompany fees and expenses	—	57,931	(57,945)	14	—	—
Other, net	—	68	(4)	(13)	—	51

Total other expense (income), net	—	108,681	(53,252)	22	(3)	55,448

(Loss) income from continuing operations before taxes and equity in income (loss) from operations of consolidated subsidiaries	—	(53,097)	86,341	81	331	33,656
(Benefit from) provision for income taxes	—	(50,521)	34,536	(60)	—	(16,045)

Net (loss) income from continuing operations	—	(2,576)	51,805	141	331	49,701
(Loss) income from discontinued operations, net	—	(1,316)	544	—	(148)	(920)
Equity in income (loss) from operations of consolidated subsidiaries	48,577	52,469	—	—	(101,046)	—

Net income (loss)	48,577	48,577	52,349	141	(100,863)	48,781
Net income attributable to noncontrolling interests	—	—	—	204	—	204

Net income (loss) attributable to LIN TV Corp.	$48,577	$48,577	$52,349	$(63)	$(100,863)	$48,577

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 19—Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2010
(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net revenues	$—	$279,117	$130,847	$—	$(1,774)	$408,190
Operating expenses:
Direct operating	—	74,719	45,626	—	(1,186)	119,159
Selling, general and administrative	—	68,455	33,608	—	—	102,063
Amortization of program rights	—	17,021	5,698	—	—	22,719
Corporate	—	21,329	2,614	—	—	23,943
Depreciation	—	20,618	6,395	—	—	27,013
Amortization of intangible assets	—	71	1,478	—	—	1,549
Restructuring	—	3,136	—	—	—	3,136
Gain from asset dispositions	—	(2,281)	(950)	—	—	(3,231)

Operating income (loss)	—	76,049	36,378	—	(588)	111,839
Other expense (income):
Interest expense, net	—	51,120	405	—	—	51,525
Share of loss in equity investments	—	169	—	—	—	169
Loss on derivative instruments	—	1,898	—	—	—	1,898
Loss on extinguishment of debt	—	2,749	—	—	—	2,749
Intercompany fees and expenses	—	58,614	(58,614)	—	—	—
Other, net	—	(101)	(627)	—	—	(728)

Total other expense (income), net	—	114,449	(58,836)	—	—	55,613

(Loss) income from continuing operations before taxes and equity in (loss) income from operations of consolidated subsidiaries	—	(38,400)	95,214	—	(588)	56,226
(Benefit from) provision for income taxes	—	(18,041)	38,086	—	—	20,045

Net (loss) income from continuing operations	—	(20,359)	57,128	—	(588)	36,181
(Loss) income from discontinued operations, net	—	(391)	708	—	—	317
Equity in income (loss) from operations of consolidated subsidiaries	36,498	57,248	—	—	(93,746)	—

Net income (loss)	$36,498	$36,498	$57,836	$—	$(94,334)	$36,498

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 19—Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2009
(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net revenues	$—	$234,848	$93,034	$—	$(40)	$327,842
Operating expenses:
Direct operating	—	72,319	32,212	—	—	104,531
Selling, general and administrative	—	65,633	30,138	—	—	95,771
Amortization of program rights	—	18,214	5,537	—	—	23,751
Corporate	—	17,332	734	—	—	18,066
Depreciation	—	21,516	7,123	—	—	28,639
Amortization of intangible assets	—	75	558	—	—	633
Imapriment of goodwill and broadcast licenses	—	—	39,487	—	—	39,487
Restructuring	—	498	—	—	—	498
Loss from asset dispositions	—	(2,641)	(3,187)	—	—	(5,828)

Operating income (loss)	—	41,902	(19,568)	—	(40)	22,294
Other expense (income):
Interest expense, net	—	44,235	51	—	—	44,286
Share of loss in equity investments	—	128	6,000	—	—	6,128
Gain on derivative instruments	—	(208)	—	—	—	(208)
Gain on extinguishment of debt	—	(50,149)	—	—	—	(50,149)
Intercompany fees and expenses	—	60,889	(60,889)	—	—	—
Other, net	—	(374)	(970)	—	—	(1,344)

Total other expense (income), net	—	54,521	(55,808)	—	—	(1,287)

(Loss) income from continuing operations before taxes and equity in income (loss) from operations of consolidated subsidiaries	—	(12,619)	36,240	—	(40)	23,581
(Benefit from) provision for income taxes	—	(618)	14,495	—	—	13,877

Net (loss) income from continuing operations	—	(12,001)	21,745	—	(40)	9,704
(Loss) income from discontinued operations, net	—	(1,056)	465	—	—	(591)
Equity in income (loss) from operations of consolidated subsidiaries	9,113	22,170	—	—	(31,283)	—

Net income (loss)	$9,113	$9,113	$22,210	$—	$(31,323)	$9,113

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 19—Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011
(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
OPERATING ACTIVITIES:
Net cash provided by operating activities, continuing operations	$—	$52,012	$10,799	$103	$148	$63,062
Net cash (used in) provided by operating activities, discontinued operations	—	(1,180)	926	—	(148)	(402)

Net cash provided by operating activities	—	50,832	11,725	103	—	62,660

INVESTING ACTIVITIES:
Capital expenditures	—	(12,266)	(7,763)	(40)	—	(20,069)
Change in restricted cash	—	(255,159)	—	—	—	(255,159)
Payments for business combinations, net of cash acquired	—	(10,046)	—	1,013	—	(9,033)
Proceeds from the sale of assets	—	72	2	—	—	74
Payments on derivative instruments	—	(2,020)	—	—	—	(2,020)
Shortfall loan to joint venture with NBCUniversal	—	(2,483)	—	—	—	(2,483)
Other investments, net	—	(375)	—	—	—	(375)
Advances to consolidated subsidiaries	—	(400)	—	—	400	—
Payments from consolidated subsidiaries	—	3,750	—	—	(3,750)	—

Net cash (used in) provided by investing activities, continuing operations	—	(278,927)	(7,761)	973	(3,350)	(289,065)
Net cash used in investing activities, discontinued operations	—	(106)	(9)	—	—	(115)

Net cash (used in) provided by investing activities	—	(279,033)	(7,770)	973	(3,350)	(289,180)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	—	841	—	—	—	841
Proceeds from borrowings on long-term debt	—	417,695	—	—	—	417,695
Principal payments on long-term debt	—	(174,573)	—	(643)	—	(175,216)
Payment of long-term debt issue costs	—	(7,662)	—	—	—	(7,662)
Treasury stock purchased	—	(2,729)	—	—	—	(2,729)
Proceeds from intercompany borrowings	—	—	—	400	(400)	—
Payments on intercompany borrowings	—	—	(3,750)	—	3,750	—

Net cash provided by (used in) financing activities, continuing operations	—	233,572	(3,750)	(243)	3,350	232,929
Net cash used in financing activities, discontinued operations	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	233,572	(3,750)	(243)	3,350	232,929

Net increase in cash and cash equivalents	—	5,371	205	833	—	6,409
Cash and cash equivalents at the beginning of the period	—	11,200	448	—	—	11,648

Cash and cash equivalents at the end of the period	$—	$16,571	$653	$833	$—	$18,057

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 19—Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2010
(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
OPERATING ACTIVITIES:
Net cash provided by operating activities, continuing operations	$—	$87,402	$1,456	$—	$—	$88,858
Net cash (used in) provided by operating activities, discontinued operations	—	(603)	1,976	—	—	1,373

Net cash provided by operating activities	—	86,799	3,432	—	—	90,231

INVESTING ACTIVITIES:
Capital expenditures	—	(13,060)	(4,389)	—	—	(17,449)
Change in restricted cash	—	2,000	—	—	—	2,000
Payments for business combinations, net of cash acquired	—	(575)	—	—	—	(575)
Proceeds from the sale of assets	—	200	—	—	—	200
Payments on derivative instruments	—	(2,226)	—	—	—	(2,226)
Shortfall loan to joint venture with NBCUniversal	—	(4,079)	—	—	—	(4,079)
Other investments, net	—	(1,980)	—	—	—	(1,980)
Advances to consolidated subsidiaries	—	(6,059)	—	—	6,059	—

Net cash (used in) provided by investing activities, continuing operations	—	(25,779)	(4,389)	—	6,059	(24,109)
Net cash (used in) provided by investing activities, discontinued operations	—	(87)	547	—	—	460

Net cash (used in) provided by investing activities	—	(25,866)	(3,842)	—	6,059	(23,649)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	—	790	—	—	—	790
Proceeds from borrowings on long-term debt	—	213,000	—	—	—	213,000
Principal payments on long-term debt	—	(269,401)	(4,950)	—	—	(274,351)
Payment of long-term debt issue costs	—	(5,033)	—	—	—	(5,033)
Proceeds from intercompany borrowings	—	—	6,059	—	(6,059)	—

Net cash (used in) provided by financing activities, continuing operations	—	(60,644)	1,109	—	(6,059)	(65,594)
Net cash used in financing activities, discontinued operations	—	—	(445)	—	—	(445)

Net cash (used in) provided by financing activities	—	(60,644)	664	—	(6,059)	(66,039)

Net increase in cash and cash equivalents	—	289	254	—	—	543
Cash and cash equivalents at the beginning of the period	—	10,911	194	—	—	11,105

Cash and cash equivalents at the end of the period	$—	$11,200	$448	$—	$—	$11,648

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 19—Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2009
(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities, continuing operations	$—	$31,090	$(4,257)	$—	$400	$27,233
Net cash (used in) provided by operating activities, discontinued operations	—	(5,354)	5,471	—	—	117

Net cash provided by operating activities	—	25,736	1,214	—	400	27,350

INVESTING ACTIVITIES:
Capital expenditures	—	(7,898)	(2,199)	—	—	(10,097)
Cash paid for broadcast license rights	—	(7,561)	—	—	—	(7,561)
Change in restricted cash	—	(2,000)	—	—	—	(2,000)
Payments for business combinations, net of cash acquired	—	(1,236)	—	—	—	(1,236)
Proceeds from the sale of assets	—	760	22	—	—	782
Advances to consolidated subsidiaries	—	200	—	—	(200)	—

Net cash used in investing activities, continuing operations	—	(17,735)	(2,177)	—	(200)	(20,112)
Net cash provided by (used in) investing activities, discontinued operations	—	5,740	(118)	—	—	5,622

Net cash used in investing activities	—	(11,995)	(2,295)	—	(200)	(14,490)

FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	—	91,000	—	—	—	91,000
Principal payments on long-term debt	—	(106,255)	(124)	—	—	(106,379)
Payment of long-term debt issue costs	—	(3,838)	—	—	—	(3,838)
Proceeds from intercompany borrowings	—	—	200	—	(200)	—

Net cash (used in) provided by financing activities, continuing operations	—	(19,093)	76	—	(200)	(19,217)
Net cash used in financing activities, discontinued operations	—	(2,644)	—	—	—	(2,644)

Net cash (used in) provided by financing activities	—	(21,737)	76	—	(200)	(21,861)

Net decrease in cash and cash equivalents	—	(7,996)	(1,005)	—	—	(9,001)
Cash and cash equivalents at the beginning of the period	—	18,907	1,199	—	—	20,106

Cash and cash equivalents at the end of the period	$—	$10,911	$194	$—	$—	$11,105

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 20—Unaudited Quarterly Data

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except per share data)
Net revenues	$89,719	$100,963	$97,816	$111,505
Operating income	$15,661	$23,226	$20,423	$29,794
Income from continuing operations	$1,611	$902	$3,002	$44,186
(Loss) income from discontinued operations	$(25)	$169	$109	$(1,173)
Net income attributable to LIN TV	$1,586	$1,071	$2,958	$42,962
Basic earnings per common share from continuing operations attributable to LIN TV	$0.03	$0.02	$0.05	$0.79
Basic earnings per common share attributable to LIN TV	$0.03	$0.02	$0.05	$0.77
Diluted earnings per common share from continuing operations attributable to LIN TV	$0.03	$0.02	$0.05	$0.78
Diluted earnings per common share attributable to LIN TV	$0.03	$0.02	$0.05	$0.76
Weighted-average number of common shares outstanding used in calculating income per common share:
Basic	54,983	55,712	55,953	55,806
Diluted	56,545	57,187	57,032	56,819

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except per share data)
Net revenues	$89,097	$96,435	$100,931	$121,727
Operating income	$16,518	$24,785	$26,924	$43,612
Income from continuing operations	$3,660	$3,467	$8,333	$20,721
(Loss) income from discontinued operations	$(159)	$177	$(62)	$361
Net income attributable to LIN TV	$3,501	$3,644	$8,271	$21,082
Basic earnings per common share from continuing operations attributable to LIN TV	$0.07	$0.06	$0.15	$0.38
Basic earnings per common share attributable to LIN TV	$0.07	$0.06	$0.15	$0.39
Diluted earnings per common share from continuing operations attributable to LIN TV	$0.07	$0.06	$0.15	$0.37
Diluted earnings per common share attributable to LIN TV	$0.07	$0.06	$0.15	$0.38
Weighted-average number of common shares outstanding used in calculating income per common share:
Basic	52,827	53,785	54,734	54,864
Diluted	54,475	55,624	56,113	56,270

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 21—Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash paid for interest expense	$47,801	$43,680	$41,048

Cash paid for (refunded from) income taxes—continuing operations	$559	$(345)	$16

Non-cash investing activities:
Accrual for estimated shortfall loans to SVH	$4,697	$—	$6,000

Note 22—Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged (Released) to Operations	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts as of December 31,
2011	$2,194	$760	$(644)	$2,310
2010	$2,225	$1,328	$(1,359)	$2,194
2009	$2,709	$763	$(1,247)	$2,225
Valuation allowance for state and federal deferred tax assets as of December 31,
2011	$59,990	$(36,568)	$—	$23,422
2010	$57,501	$2,489	$—	$59,990
2009	$59,672	$(2,171)	$—	$57,501

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of LIN Television Corporation:

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LIN Television Corporation and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

         As described in Management's Report on Internal Control over Financial Reporting, management has excluded Nami Media, Inc. from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company on November 22, 2011 in a purchase business combination. We have also excluded Nami Media, Inc. from our audit of internal control over financial reporting. Nami Media, Inc. is a majority-owned and controlled subsidiary, whose total assets and total revenues represent 1% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP

Hartford, CT
March 15, 2012

LIN Television Corporation

Consolidated Balance Sheets

	December 31,
	2011	2010
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$18,057	$11,648
Restricted cash	255,159	—
Accounts receivable, less allowance for doubtful accounts (2011—$2,310; 2010—$2,194)	91,093	81,031
Assets held for sale	3,253	2,133
Other current assets	6,090	5,243

Total current assets	373,652	100,055
Property and equipment, net	145,429	150,261
Deferred financing costs	12,472	7,759
Goodwill	122,069	117,259
Broadcast licenses and other intangible assets, net	400,081	387,253
Assets held for sale	12,505	16,173
Other assets	11,487	11,709

Total assets(a)	$1,077,695	$790,469

LIABILITIES AND DEFICIT
Current liabilities:
Current portion of long-term debt	$253,856	$9,573
Accounts payable	10,972	7,149
Accrued expenses	38,578	40,975
Program obligations	9,892	8,236
Liabilities held for sale	3,719	3,524

Total current liabilities	317,017	69,457
Long-term debt, excluding current portion	614,861	613,687
Deferred income taxes, net	163,122	185,997
Program obligations	3,874	4,921
Liabilities held for sale	1,308	3,054
Other liabilities	58,411	44,785

Total liabilities(a)	1,158,593	921,901

Commitments and Contingencies (Note 15)
Redeemable noncontrolling interest	3,503	—
LIN Television Corporation stockholder's deficit:
Common stock, $0.01 par value, 1,000 shares	—	—
Investment in parent company's stock, at cost	(10,598)	(7,869)
Additional paid-in capital	1,122,133	1,110,343
Accumulated deficit	(1,157,390)	(1,205,967)
Accumulated other comprehensive loss	(38,777)	(27,939)

Total LIN Television Corporation stockholder's deficit	(84,632)	(131,432)
Noncontrolling interest	231	—

Total deficit	(84,401)	(131,432)

Total liabilities, redeemable noncontrolling interest and deficit	$1,077,695	$790,469

(a)
Our consolidated assets as of December 31, 2011 include total assets of $10,688 of a variable interest entity ("VIE") that can only be used to settle the obligations of the VIE. These assets include broadcast licenses and other intangible assets of $7,815 and program rights of $1,574. Our consolidated liabilities as of December 31, 2011 include $2,490 of total liabilities of the VIE for which the VIE's creditors have no recourse to the Company, including $1,884 of program obligations. See further description in Note 1—"Basis of Presentation and Summary of Significant Accounting Policies".

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net revenues	$400,003	$408,190	$327,842
Operating expenses:
Direct operating	130,618	119,159	104,531
Selling, general and administrative	103,770	102,063	95,771
Amortization of program rights	21,406	22,719	23,751
Corporate	26,481	23,943	18,066
Depreciation	26,246	27,013	28,639
Amortization of intangible assets	1,199	1,549	633
Impairment of goodwill and broadcast licenses	—	—	39,487
Restructuring	707	3,136	498
Loss (gain) from asset dispositions	472	(3,231)	(5,828)

Operating income	89,104	111,839	22,294
Other expense (income):
Interest expense, net	50,706	51,525	44,286
Share of loss in equity investments	4,957	169	6,128
(Gain) loss on derivative instruments	(1,960)	1,898	(208)
Loss (gain) on extinguishment of debt	1,694	2,749	(50,149)
Other expense (income), net	51	(728)	(1,344)

Total other expense (income), net	55,448	55,613	(1,287)
Income before (benefit from) provision for income taxes	33,656	56,226	23,581
(Benefit from) provision for income taxes	(16,045)	20,045	13,877

Income from continuing operations	49,701	36,181	9,704
Discontinued operations:
(Loss) income from discontinued operations, net of a (benefit from) provision for income taxes of $(595), $181 and $(714) for the years ended December 31, 2011, 2010 and 2009, respectively	(920)	317	(591)

Net income	48,781	36,498	9,113
Net income attributable to noncontrolling interests	204	—	—

Net income attributable to LIN Television Corporation	$48,577	$36,498	$9,113

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Stockholder's Deficit and Comprehensive Income

(in thousands, except share data)

				Investment in Parent Company's Common Stock, at cost				Total LIN Television Corporation Stockholder's Deficit
		Common Stock					Accumulated Other Comprehensive Loss
	Total Deficit				Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Comprehensive Income
		Shares	Amount
Balance as of December 31, 2010	$(131,432)	1,000	$—	$(7,869)	$1,110,343	$(1,205,967)	$(27,939)	$(131,432)	$—
Pension net losses, net of tax of $6,912	(10,838)	—	—	—	—	—	(10,838)	(10,838)	—	$(10,838)
Stock-based compensation	7,017	—	—	—	7,017	—	—	7,017	—	—
Issuance of LIN TV Corp. class A common stock	4,773	—	—	—	4,773	—	—	4,773	—	—
Purchase of LIN TV Corp. class A common stock	(2,729)	—	—	(2,729)	—		—	(2,729)
Net income	48,808					48,577		48,577	231	48,808

Comprehensive income—2011									$231	$37,970

Balance as of December 31, 2011	$(84,401)	1,000	$—	$(10,598)	$1,122,133	$(1,157,390)	$(38,777)	$(84,632)

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Stockholder's Deficit and Comprehensive Income

(in thousands, except share data)

								Total LIN Television Corporation Stockholder's Deficit
		Common Stock					Accumulated Other Comprehensive Loss
	Total Deficit			Investment in Parent Company's Common Stock, at cost	Additional Paid-In Capital	Accumulated Deficit			Comprehensive Income
		Shares	Amount
Balance at December 31, 2009	$(173,561)	1,000	$—	$(7,869)	$1,104,690	$(1,242,465)	$(27,917)	$(173,561)
Pension net losses, net of tax of $1,720	(2,538)	—		—	—	—	(2,538)	(2,538)	$(2,538)
Unrealized gain on cash flow hedge, net of tax of $1,603	2,516	—	—	—	—	—	2,516	2,516	2,516
Stock-based compensation	5,653	—	—	—	5,653	—	—	5,653
Net income	36,498	—	—	—	—	36,498	—	36,498	36,498

Comprehensive income—2010									$36,476

Balance at December 31, 2010	$(131,432)	1,000	$—	$(7,869)	$1,110,343	$(1,205,967)	$(27,939)	$(131,432)

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Stockholder's Deficit and Comprehensive Income

(in thousands, except share data)

								Total Lin Television Corporation Stockholder's Deficit
		Common Stock					Accumulated Other Comprehensive Loss
	Total Deficit			Investment in Parent Company's Common Stock, at cost	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Comprehensive Income
		Shares	Amount
Balance at December 31, 2008	$(186,657)	1,000	$—	$(18,005)	$1,102,448	$(1,243,497)	$(34,634)	$(193,688)	$7,031
Amortization of prior service cost, net of tax of $184	283	—	—	—	—	—	283	283	—	$283
Pension net losses, net of tax of $3,593	5,208	—	—	—	—	—	5,208	5,208	—	5,208
Pension tax liability	(20)	—	—	—	—	—	(20)	(20)	—	(20)
Unrealized gain on cash flow hedge, net of tax of $858	1,246	—	—	—	—	—	1,246	1,246	—	1,246
Issuance of treasury stock	2,055	—	—	2,055	—	—	—	2,055	—
Loss on issuance of treasury stock	—			8,081		(8,081)	—	—	—
Tax provision from stock exercises	(171)	—	—	—	(171)	—	—	(171)	—
Stock-based compensation	2,413	—	—	—	2,413	—	—	2,413	—
Distribution to minority shareholders	(2,644)	—	—	—	—	—	—	—	(2,644)
Net income (loss)	4,726	—	—	—	—	9,113	—	9,113	(4,387)	9,113

Comprehensive income—2009										$15,830

Balance at December 31, 2009	$(173,561)	1,000	$—	$(7,869)	$1,104,690	$(1,242,465)	$(27,917)	$(173,561)	$—

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Cash Flows

	Year ended December 31,
	2011	2010	2009
	(in thousands)
OPERATING ACTIVITIES:
Net income	$48,781	$36,498	$9,113
Loss (income) from discontinued operations	920	(317)	591
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	26,246	27,013	28,639
Amortization of intangible assets	1,199	1,549	633
Impairment of goodwill and broadcast licenses	—	—	39,487
Amortization of financing costs and note discounts	3,755	4,519	4,273
Amortization of program rights	21,406	22,719	23,751
Program payments	(24,622)	(25,066)	(23,081)
Loss (gain) on extinguishment of debt	1,694	2,749	(50,149)
(Gain) loss on derivative instruments	(1,960)	1,898	(208)
Share of loss in equity investments	4,957	169	6,128
Deferred income taxes, net	(16,586)	19,501	13,673
Stock-based compensation	6,176	4,863	2,413
Loss (gain) from asset dispositions	472	(3,231)	(5,828)
Other, net	754	(2,440)	36
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,825)	(8,486)	(3,667)
Other assets	(138)	1,969	1,390
Accounts payable	3,318	1,255	(2,994)
Accrued interest expense	(851)	3,326	(918)
Other liabilities and accrued expenses	(3,634)	370	(16,049)

Net cash provided by operating activities, continuing operations	63,062	88,858	27,233
Net cash (used in) provided by operating activities, discontinued operations	(402)	1,373	117

Net cash provided by operating activities	62,660	90,231	27,350

INVESTING ACTIVITIES:
Capital expenditures	(20,069)	(17,449)	(10,097)
Cash paid for broadcast license rights	—	—	(7,561)
Change in restricted cash	(255,159)	2,000	(2,000)
Payments for business combinations, net of cash acquired	(9,033)	(575)	(1,236)
Proceeds from the sale of assets	74	200	782
Payments on derivative instruments	(2,020)	(2,226)	—
Shortfall loans to joint venture with NBCUniversal	(2,483)	(4,079)	—
Other investments, net	(375)	(1,980)	—

Net cash used in investing activities, continuing operations	(289,065)	(24,109)	(20,112)
Net cash (used in) provided by investing activities, discontinued operations	(115)	460	5,622

Net cash used in investing activities	(289,180)	(23,649)	(14,490)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	841	790	—
Proceeds from borrowings on long-term debt	417,695	213,000	91,000
Principal payments on long-term debt	(175,216)	(274,351)	(106,379)
Payment of long-term debt issue costs	(7,662)	(5,033)	(3,838)
Treasury stock purchased	(2,729)	—	—

Net cash provided by (used in) financing activities, continuing operations	232,929	(65,594)	(19,217)
Net cash used in financing activities, discontinued operations	—	(445)	(2,644)

Net cash provided by (used in) financing activities	232,929	(66,039)	(21,861)

Net increase (decrease) in cash and cash equivalents	6,409	543	(9,001)
Cash and cash equivalents at the beginning of the period	11,648	11,105	20,106

Cash and cash equivalents at the end of the period	$18,057	$11,648	$11,105

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation

Notes to Consolidated Financial Statements

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

        LIN Television Corporation ("LIN Television"), together with its subsidiaries, is a local multimedia company operating in the United States. LIN Television and its subsidiaries are affiliates of HM Capital Partners I LP ("HMC"). In these notes, the terms "Company," "we," "us" or "our" mean LIN Television Corporation and all subsidiaries included in our consolidated financial statements. LIN Television is a wholly-owned subsidiary of LIN TV Corp. ("LIN TV")

        Our consolidated financial statements reflect the operations of WWHO-TV in Columbus, OH, WUPW-TV in Toledo, OH, and Banks Broadcasting, Inc. (the "Banks Broadcasting joint venture") as discontinued for all periods presented. (See Note 3—"Discontinued Operations" for further discussion of our discontinued operations.)

        The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. Our significant accounting policies are described below.

Principles of consolidation

        The accompanying consolidated financial statements include the accounts of our Company, our wholly-owned and majority-owned and controlled subsidiaries, and variable interest entities ("VIEs") for which we are the primary beneficiary. We review all local marketing agreements ("LMAs"), shared services agreements ("SSAs") or joint sales agreements ("JSAs"), to evaluate whether consolidation of such arrangements is required. All intercompany accounts and transactions have been eliminated. We conduct our business through our subsidiaries and have no operations or assets other than our investment in our subsidiaries and equity-method investments. We operate in one reportable segment.

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

        On May 20, 2011, we acquired certain assets of WBDT-TV in the Dayton, OH market, and WBDT Television, LLC ("WBDT"), a third party, acquired other assets, including the Federal Communication Commission ("FCC") license of WBDT-TV as further described in Note 2—"Acquisitions". During 2011, we also entered into a JSA and SSA with WBDT. Under these agreements, we provide sales and administrative services to WBDT, have an obligation to reimburse certain of WBDT's expenses, and we are compensated through a performance-based fee structure that provides us the benefit of certain returns from the operation of WBDT-TV.

        We determined that upon the completion of the acquisition of certain assets of WBDT-TV, as further described in Note 2—"Acquisitions", WBDT was a VIE, and as a result of the JSA and SSA, we have a variable interest in WBDT. The sole business of WBDT is the ownership and operation of WBDT-TV. We are the primary beneficiary of that entity because of our obligation to reimburse certain of WBDT's expenses that could result in losses that are significant to the VIE, the potential for us to participate in returns of WBDT-TV through a performance-based bonus, and our power to direct certain activities

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

related to the operation of WBDT-TV, which significantly impact the economic performance of WBDT. Therefore, we consolidate WBDT within our consolidated financial statements.

        The carrying amounts and classifications of the assets, liabilities and member's interest of WBDT, which have been included in our consolidated balance sheets as of December 31, 2011, were as follows (in thousands):

ASSETS
Current assets:
Cash	$90
Accounts receivable, net	789

Total current assets	879
Property and equipment, net	419
Program rights	1,574
Broadcast licenses and other intangible assets, net	7,815
Other assets	1

Total assets	$10,688

LIABILITIES AND MEMBER'S INTEREST
Current liabilities:
Current portion of long-term debt	$184
Accounts payable	508
Accrued expenses	98
Program obligations	96

Total current liabilities	886
Long-term debt, excluding current portion	598
Program obligations	1,788
Other liabilities	7,185

Total liabilities	10,457

Member's interest	231

Total liabilities and member's interest	$10,688

        The assets of our consolidated VIE can only be used to settle the obligations of the VIE, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other liabilities of WBDT of $7.2 million serve to reduce the carrying value of the entity, to reflect the fact that as of December 31, 2011, LIN Television has an option described below that it may exercise if the FCC attribution rules change. The option would allow LIN Television to acquire the assets or member's interest of WBDT for a nominal exercise price, which is significantly less than the carrying value of the tangible and intangible net assets of WBDT. During the year ended December 31, 2011, $0.2 million was attributable to noncontrolling interest related to this VIE in our consolidated statement of operations. As of December 31, 2011, the noncontrolling interest related to this VIE on our consolidated balance sheets is $0.2 million.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Use of estimates

        The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization and impairment of program rights and intangible assets, stock-based compensation and other long-term incentive compensation arrangements, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, including shortfall funding liabilities to our joint venture with NBCUniversal, litigation and net assets of businesses acquired.

Cash and cash equivalents

        Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. All of our available cash is on deposit with banking institutions that we believe to be financially sound. We had no material losses on our cash or cash equivalents during 2011. On December 21, 2011, we irrevocably deposited with the trustee the full amount of the redemption price of our Senior Subordinated Notes as further described in Note 7—"Debt". As a result of this deposit, we have $255.2 million of restricted cash included on our consolidated balance sheets as of December 31, 2011.

Property and equipment

        Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets, which are an average of 30 to 40 years for buildings and fixtures, and 3 to 15 years for broadcast and other equipment. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is included in consolidated net income or loss. Expenditures for maintenance and repairs, including expenditures for planned major maintenance activities, are expensed as incurred. We review our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Revenue recognition

        We recognize local, national and political advertising sales, net of agency commissions, during the period in which the advertisements or programs are aired on our television stations, and when payment is reasonable assured. Internet and mobile advertisement sales are recognized when the advertisement is displayed on our web sites or the web sites of our advertising network. We recognize retransmission consent fees in the period in which our service is delivered.

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

	Year Ended December 31,
	2011	2010	2009
Barter revenue	$4,071	$5,214	$4,313
Barter expense	(3,967)	(4,834)	(4,499)

Advertising expense

        Advertising costs are expensed as incurred. We incurred advertising costs in the amounts of $2.6 million, $3.2 million and $3.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Intangible assets

        Intangible assets primarily include broadcast licenses, network affiliations, customer relationships, completed technology, non-compete agreements and goodwill.

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

        We test the impairment of goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

reflect historical performance of the station and prevailing values in the markets for broadcasting properties. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing a hypothetical purchase price allocation, using the station's fair value (as determined in step one) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recognized in an amount equal to that excess, but not more than the carrying value of the goodwill. An impairment assessment could be triggered by a significant reduction, or a forecast of such reductions, in operating results or cash flows at one or more of our television stations, a significant adverse change in the national or local advertising marketplaces in which our television stations operate, or by adverse changes to FCC ownership rules, among other factors. We recorded impairment charges during 2011 and 2009, which are more fully described in Note 6—"Intangible Assets".

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

Stock-based compensation

        As of December 31, 2011, we have several stock-based employee compensation plans, which are described more fully in Note 9—"Stock-Based Compensation". We estimate the fair value of stock option awards using a Black-Scholes valuation model. The Black-Scholes valuation model requires us to make assumptions and judgments about the variables used in the calculation, including the option's expected term, the expected volatility of the underlying stock and the number of stock option awards that are expected to be forfeited. The expected term represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Expected volatility is based on historical trends for LIN TV's class A common stock over the expected term and, prior to 2010, we used the historical trends of LIN TV's class A common stock over the

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

expected term, as well as a comparison to peer companies. Expected forfeitures are estimated using our historical experience. If future changes in estimates differ significantly from our current estimates, our future stock-based compensation expense and results of operations could be materially impacted.

        The following table presents the stock-based compensation expense included in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2011	2010	2009
Direct operating	$256	$313	$308
Selling, general and adminstrative	1,266	926	586
Corporate	4,654	3,624	1,519

Stock-based compensation expense before tax	6,176	4,863	2,413
Income tax benefit (at 35% statutory rate)	(2,162)	(1,702)	(845)

Net stock-based compensation expense	$4,014	$3,161	$1,568

Income taxes

        Deferred income taxes are recognized based on temporary differences between the financial statement and the tax basis of assets and liabilities using statutory tax rates in effect in the years in which the temporary differences are expected to reverse. We consider future taxable income and feasible tax planning strategies in assessing the need for establishing or removing a valuation allowance. We record or subsequently remove a valuation allowance to reflect our deferred tax assets to an amount that is more likely than not to be realized. In the event that our determination changes regarding the realization of all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset is recorded to our consolidated statement of operations in the period in which such a determination is made.

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

Concentration of credit risk

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Concentration of credit risk with respect to cash and cash equivalents and investments are limited as we maintain primary banking relationships with only large nationally recognized institutions. We evaluated the viability of these institutions as of December 31, 2011 and we believe our risk is minimal. Credit risk with respect to trade receivables is limited, as our trade receivables are primarily related to advertising revenues generated from a large diversified group of local and nationally recognized advertisers and advertising agencies. We do not require collateral or other security against trade receivable balances, however, we do maintain reserves for potential bad debt losses, which are based on historical bad debt experience and an assessment of specific risks, and such reserves and bad debts have been within management's expectations for all years presented.

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

Derivative financial instruments

        Derivatives are required to be recorded as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the fair values of derivatives are recognized immediately or deferred, depending on the use of the derivative and whether or not it qualifies as a hedge. We have historically used derivative financial instruments in the management of our interest rate exposure for our long-term debt. In accordance with our interest rate risk management policy, we do not enter into derivative financial instruments unless there is an underlying exposure, and we do not enter derivative financial instruments for speculative trading purposes.

Retirement plans

        We have a defined benefit retirement plan covering certain of our employees. Our pension benefit obligations and related costs are calculated using prescribed actuarial concepts. Additionally, we record the unfunded status of our plan on our consolidated balance sheets. Effective April 1, 2009, this plan was frozen and we do not expect to make additional benefit accruals to this plan, however, we continue to fund our existing vested obligations.

Comprehensive income

        Our total comprehensive income includes net income and other comprehensive income (loss) items listed in the table below (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net income	$48,808	$36,498	$9,113
Pension net losses	(10,838)	(2,538)	5,208
Amortization of prior service cost	—	—	283
Pension tax liability	—	—	(20)
Unrealized gain on cash flow hedge	—	2,516	1,246

Comprehensive income	37,970	36,476	15,830
Comprehensive income attributable to noncontrolling interest	231	—	—

Comprehensive income attributable to LIN TV	$37,739	$36,476	$15,830

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Redeemable noncontrolling interest

        The following table presents changes in the redeemable noncontrolling interest related to Nami Media included in our consolidated balance sheets (in thousands):

Year Ended December 31, 2011
Acquisition of redeemable noncontrolling interest	$3,530
Net loss	(27)

Redeemable noncontrolling interest	$3,503

Recently issued accounting pronouncements

        In September 2011, there were revisions to the accounting standard for goodwill impairment tests. A company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The revisions are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted during 2011 if an entity's financial statements have not yet been issued. We will adopt this guidance effective January 1, 2012, and we do not expect it to have a material impact on our financial position or results of operations.

        In June 2011, there were revisions to the accounting standard for reporting comprehensive income. A company has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The revisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. We will adopt this guidance effective January 1, 2012, and we do not expect it to have a material impact on our financial position or results of operations.

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

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Acquisitions

Nami Media, Inc.

        On November 22, 2011, we acquired a 57.6% interest (a 50.1% interest calculated on a fully diluted basis) in Nami Media Inc. ("Nami Media"), a digital advertising management and technology company based in Los Angeles, CA. Nami Media serves the growing marketplace of online traffic quality management for cost per click ("CPC") advertising. Our investment in Nami Media fills a niche in our growing suite of digital product offerings and furthers the goal to be advertisers' preferred choice for multiplatform marketing opportunities.

        Total cash consideration for this acquisition was $4.8 million. In connection with the acquisition, we recognized $4.4 million of goodwill, none of which is amortizable for tax purposes. The goodwill primarily represents the value and synergies between us and Nami Media that we expect to benefit from because we believe RMM's existing CPC business together with Nami Media's advertisement exchange capabilities will increase optimization, query volume and bid exchange revenues for CPC advertisements. Nami Media's platform also facilitates expansion of our existing search engine marketing business. We also recognized $3.7 million of finite-lived intangible assets related to completed technology with an estimated remaining useful life of 5 years, and we recognized $0.3 million of other intangible assets.

        Under the terms of our agreement with Nami Media, we agreed to purchase the remaining outstanding shares of Nami Media in 2014 if Nami Media achieves a target earnings before interest, taxes, depreciation and amortization ("EBITDA") in 2013 as outlined in the purchase agreement. The purchase price of these shares is based on multiples of Nami Media's 2013 net revenues and EBITDA. Our maximum potential obligation under the purchase agreements is $36.5 million. Additionally, if Nami Media does not meet the target EBIDTA in 2013, we have the option to purchase the remaining outstanding shares using the same purchase price multiple. Our obligation to purchase the noncontrolling interest holders' shares is outside of our control, because it is based on Nami Media's achievement of a target EBIDTA in 2013. Therefore, the noncontrolling interest related to Nami Media as of December 31, 2011 has been reported as redeemable noncontrolling interest and classified as temporary equity on our consolidated balance sheets. As of the acquisition date, the fair value of the noncontrolling interest was $3.5 million, and was measured based on the purchase price for our 57.6% ownership interest and the net assets acquired as of the acquisition date.

        In 2014, if we do not purchase the remaining outstanding shares of Nami Media, the noncontrolling interest holders have the right to purchase our interest in Nami Media. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the 2013 EBIDTA target is not met and we do not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to this option are included in our consolidated financial statements as of December 31, 2011.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Acquisitions (Continued)

        The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the acquisition (in thousands):

Cash	$1,014
Current assets	1,283
Non-current assets	845
Completed technology	3,700
Goodwill	4,414
Current liabilities	(1,039)
Long-term liabilities	(1,885)
Noncontrolling interest	(3,530)

Total	$4,802

Cash consideration	$4,802

ACME Communications, Inc.

        On May 28, 2010, we entered into an SSA and related agreements with ACME Communications, Inc. ("ACME") with respect to ACME's television stations KWBQ-TV, KRWB-TV, and KASY-TV in the Albuquerque-Santa Fe, NM market; WBDT-TV in the Dayton, OH market; and WCWF-TV (f/k/a WIWB-TV) in the Green Bay-Appleton, WI market. Additionally, we entered into a JSA with ACME for WBDT-TV and WCWF-TV. Concurrent with the execution of these agreements, we entered into an option agreement, giving us the right to acquire certain assets of the stations covered under these agreements, or giving ACME the right, starting in January 2013 and subject to certain conditions, including regulatory approval, to put any or all of those assets to us at the greater of a defined purchase price or the then-current fair market value.

        On August 26, 2010, we exercised our option to acquire WCWF-TV and certain assets of WBDT-TV. Because current FCC attribution rules restrict us from being the FCC licensee of WBDT-TV, we assigned our rights to acquire other WBDT-TV assets, including the FCC license, to WBDT. WBDT is wholly-owned by Vaughan Media, LLC ("Vaughan"), an unrelated third party. We have an option to purchase all of the membership interest in WBDT from Vaughan, or all of WBDT's assets related to WBDT-TV, that would be exercisable by us if the FCC ownership rules change.

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

        Also, on May 20, 2011, we completed the acquisition of certain station assets of WBDT-TV and entered into a JSA and SSA with WBDT. WBDT completed the acquisition of the other station assets of WBDT-TV, including the FCC license. In addition, we continue to provide certain services to ACME's television stations KWBQ-TV, KRWB-TV and KASY-TV. Utilizing the assets in our existing markets to support the operations of another television station creates economies of scale to further leverage our existing infrastructure.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Acquisitions (Continued)

        Total cash consideration for these acquisitions was $5.8 million, including $0.9 million contributed by WBDT, which was funded by a $0.9 million term loan from an unrelated third party as described further in Note 7—"Debt", and $0.6 million that was funded by us into an escrow account in 2010. As part of the consideration, we also issued to ACME 1,150,000 shares of LIN TV's class A common stock having a fair value of $4.8 million.

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

RMM

        On October 2, 2009, we acquired Red McCombs Media, LP ("RMM"), an online advertising and media services company based in Austin, TX. In connection with the acquisition we entered into an incentive compensation arrangement with certain key members of management. The arrangement provides payments to those employees based on a computation of EBIDTA generated by RMM during 2012. Our liability under this arrangement could range from zero to $24 million, and is payable in 2013. As of December 31, 2011, we have recognized a non-current liability of $5.0 million related to this incentive compensation arrangement.

Note 3—Discontinued Operations

WWHO-TV

        On October 21, 2011, we signed an agreement with Manhan Media, Inc. for the sale of certain assets of WWHO-TV, our CW affiliate serving Columbus, Ohio. Accordingly, we classified certain assets and liabilities associated with this station as held for sale on our consolidated balance sheets, and the operating results as discontinued operations in our consolidated statement of operations. The operating loss for the year ended December 31, 2011 includes an impairment charge of $1.6 million to reduce the carrying value of the broadcast license to fair value based on the final sale price. This transaction closed on February 16,

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3—Discontinued Operations (Continued)

2012. The carrying amounts of the assets and liabilities of this station as of December 31, 2011 and 2010 were as follows (in thousands):

	December 31,
	2011	2010
ASSETS
Current assets:
Program rights	$1,117	$485

Total current assets	1,117	485
Property and equipment, net	1,549	1,860
Program rights	855	1,973
Broadcast licenses and other intangible assets, net	6,330	7,978

Total assets	$9,851	$12,296

LIABILITIES
Current liabilities:
Accrued expenses	$437	$1,024
Program obligations	1,607	983

Total current liabilities	2,044	2,007
Program obligations	901	2,041
Other liabilities	298	735

Total liabilities	$3,243	$4,783

WUPW-TV

        On January 3, 2012, we entered into an agreement for the sale of substantially all of the assets of WUPW-TV to WUPW, LLC. This transaction is subject to certain closing conditions, including the approval of the FCC, and is expected to close during 2012. Accordingly, we classified certain assets and liabilities associated with this station as held for sale on our consolidated balance sheets, and the operating

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3—Discontinued Operations (Continued)

results as discontinued operations in our consolidated statement of operations. The carrying amounts of the assets and liabilities of this station as of December 31, 2011 and 2010 were as follows (in thousands):

	December 31,
	2011	2010
ASSETS
Current assets:
Accounts receivable, net	$1,921	$1,455
Program rights	203	178
Other current assets	12	15

Total current assets	2,136	1,648
Property and equipment, net	1,614	2,006
Program rights	108	307
Broadcast licenses and other intangible assets, net	2,049	2,049

Total assets	$5,907	$6,010

LIABILITIES
Current liabilities:
Accounts payable	$947	$854
Accrued expenses	398	354
Program obligations	330	309

Total current liabilities	1,675	1,517
Program obligations	109	278

Total liabilities	$1,784	$1,795

Banks Broadcasting

        On April 23, 2009, the Banks Broadcasting joint venture completed the sale of KNIN-TV, a CW affiliate in Boise, ID for $6.6 million to Journal Broadcast Corporation. As a result of the sale we received, on the basis of our economic interest in Banks Broadcasting, distributions of $0.4 million and $2.6 million during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, all of the assets of the Banks Broadcasting joint venture had been liquidated.

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

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3—Discontinued Operations (Continued)

        The following presents summarized information for the discontinued operations as follows (in thousands):

	Year Ended December 31,
	2011			2010			2009
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Banks Broadcasting	Total
Net revenues	$4,236	$7,585	$11,821	$4,433	$7,424	$11,857	$4,319	$7,313	$823	$12,455
Operating (loss) income	$(699)	$1,079	$380	$(586)	$1,084	$498	$(1,622)	$1,441	$(3,141)	$(3,322)
Net (loss) income	$(1,427)	$507	$(920)	$(391)	$708	$317	$(1,056)	$911	$(446)	$(591)

Note 4—Investments

Joint Venture with NBCUniversal

        We own an approximate 20% interest in Station Venture Holdings, LLC ("SVH"), a joint venture with NBCUniversal Media, LLC ("NBCUniversal"), and account for our interest using the equity method as we do not have a controlling interest. SVH holds a 99.75% interest in Station Venture Operations, LP ("SVO"), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture. The following table presents summarized financial information of SVH and SVO (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cash distributions to SVH from SVO	$53,846	$46,095	$51,071
Income to SVH from SVO	$47,624	$57,253	$31,100
Interest expense	(67,998)	(67,248)	(66,146)
Net loss of SVH	(20,379)	(9,995)	(35,034)
Net revenue of SVO	$118,833	$133,222	$105,584
Operating expenses of SVO	(71,350)	(75,960)	(75,396)
Net income before taxes of SVO	47,791	57,546	31,266
Net income after taxes of SVO	47,743	57,396	31,178
Shortfall loans outstanding and accrued interest payable to LIN Television from SVH	$7,169	$4,308	$—
Shortfall loans outstanding and accrued interest payable to NBCUniversal and General Electric from SVH	28,009	16,829	—

	December 31,
SVH:	2011	2010
Cash and cash equivalents	$63	$183
Non-current assets	200,223	206,445
Current liabilities	544	544
Non-current liabilities(1)	850,650	836,613

(1)
See Note 15—"Commitments and Contingencies" for further description of the General Electric Capital Corporation ("GECC") Note and LIN TV's guarantee of the GECC Note.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 4—Investments (Continued)

        In 2008, we recorded an impairment charge that reduced the carrying value of our investment in SVH to $0. Subsequent to the reduction of the SVH carrying value to $0, and as a result of our guarantee of the debt financing provided by General Electric Capital Corporation ("GECC") of SVH as further described in Note 15—"Commitments and Contingencies", we continue to track our share of the income or loss of SVH, but currently are not recording such loss in our financial statements until, or unless, our proportionate share of SVH losses exceeds previously recognized impairment charges. When SVH generates income, we will begin recording our proportionate share of such income once it exceeds the operating losses not previously recognized in our financial statements.

        We recognize shortfall funding liabilities when it is probable and estimable that there will be a shortfall at the SVH level requiring funding from us, and only when we have reached or intend to reach a shortfall funding agreement covering the period for which we estimate debt service shortfalls to occur, as further described in Note 15—"Commitments and Contingencies".

        During the year ended December 31, 2009, we recognized a contingent liability of $6.0 million based on our estimate of amounts that we expected to loan to SVH pursuant to the original shortfall funding agreement and the 2010 shortfall funding agreement with NBCUniversal, as further described in Note 15—"Commitments and Contingencies".

        During the year ended December 31, 2010, pursuant to the shortfall funding agreements with NBCUniversal, we made shortfall loans in the aggregate principal amount of $4.1 million, representing our approximate 20% share of 2010 debt service shortfalls. Concurrent with our funding of the shortfall loans, NBCUniversal funded shortfall loans in the aggregate principal amounts of $15.9 million, in respect of its approximate 80% share of 2010 debt service shortfalls. As a result, as of December 31, 2010, we had a remaining shortfall liability of $1.9 million recognized for all probable and estimable shortfall loans to the joint venture.

        During the year ended December 31, 2011, pursuant to the shortfall funding agreement with General Electric Company ("GE") as further described in Note 15—"Commitments and Contingencies", we funded shortfall loans in the aggregate principal amount of $2.5 million, representing our approximate 20% share of 2011 debt service shortfalls, and GE funded shortfall loans in the aggregate principal amount of $9.7 million, representing its approximate 80% share in 2011 debt service shortfalls.

        Prior to the issuance of these financial statements, joint venture management provided us with a final 2012 budget. Also, during the year ended December 31, 2011, NBCUniversal publicly discussed its intent to secure additional retransmission consent fees for the NBC owned television stations, which would include the joint venture stations that comprise SVO.

        Based on that information, we believe the joint venture's operating results in 2012 will improve as a result of, among other things, the upcoming 2012 election cycle, and NBC's broadcast of the 2012 Summer Olympics and Superbowl XLVI. The joint venture's 2012 budget calls for capital investments at the joint venture stations that will largely offset the expected 2012 increases in operating cash flows. As a result, we expect the joint venture to require additional shortfall loans in 2012 and into 2013. While there can be no assurances, we believe, that beginning in 2013, operating results will improve as a result of further economic recovery, forecasted growth in retransmission consent fees, and further growth in digital revenues.

        On March 5, 2012, we entered into a shortfall funding agreement with GE covering the period from April 2, 2012 through April 1, 2013 as further described in Note 15—"Commitments and Contingencies".

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 4—Investments (Continued)

        As of December 31, 2011, we estimate our approximate 20% share of debt service shortfalls to be $4.1 million for 2012 and into 2013. We believe that cash shortfalls beyond the amounts currently accrued are not probable. However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party's debt service shortfall. During the year ended December 31, 2011, based on our estimate of our probable shortfall obligations during 2011, 2012 and into 2013, we recognized a contingent liability of $4.7 million for the amounts that we expect to loan to SVH pursuant to the shortfall funding agreements with GE, as further described in Note 15—"Commitments and Contingencies".

        Because of uncertainty surrounding the joint venture's ability to repay shortfall loans, we concluded that it was more likely than not that the amounts recognized during the years ended December 31, 2011 and 2009 for accrued shortfall loans of $4.7 million and $6.0 million, respectively, will not be recovered within a reasonable period of time. Accordingly, we recognized charges of $4.7 million and $6.0 million, to reflect the impairment of the shortfall loans, which were classified as share of loss in equity investments in our consolidated statement of operations, during the years ended December 31, 2011 and 2009, respectively. Therefore, the amounts receivable under the shortfall loans, and all accrued interest due from the joint venture, are carried at zero on our consolidated balance sheets. Should there be sufficient evidence in the future to suggest that collectability of the shortfall loans and accrued interest is reasonably certain, we would reverse the previously recognized impairment charges, reestablish notes receivable for all previously funded and accrued shortfall loans to the joint venture, and establish accrued interest receivable for all previously funded shortfall loans to the joint venture. For further information on recognition of shortfall funding liabilities, see Note 15—"Commitments and Contingencies".

        The shortfall loans bear interest at 8% annually; payable quarterly in arrears subject to certain conditions, and do not mature prior to the maturity of the Credit Agreement with GECC in 2023. Under the terms of the shortfall loan notes, payments of principal and interest are allocated between us and NBCUniversal or GE, as applicable, based on the respective economic interests in the joint venture, and are applied first toward the principal amount owed under the shortfall loans, and second toward the payment of accrued interest. Principal and interest payments are payable only if the joint venture has available cash on hand in excess of amounts required by the joint venture to fund its quarterly interest payments on the debt financing provided by GECC as further described in Note 15—"Commitments and Contingencies".

Note 5—Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Land and land improvements	$16,220	$16,212
Buildings and fixtures	131,993	130,965
Broadcast equipment and other	250,168	242,187

Total property and equipment	398,381	389,364
Less accumulated depreciation	(252,952)	(239,103)

Property and equipment, net	$145,429	$150,261

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 5—Property and Equipment (Continued)

        We recorded depreciation expense of $26.2 million, $27.0 million and $28.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        In 2004, Sprint Nextel Corporation ("Nextel") agreed to relocate its use of airwaves to end interference between its signals and the wireless signals used by public safety agencies. As part of this agreement, the FCC granted Nextel the right to a certain spectrum within the 1.9 GHz band that was used by television broadcasters for electronic news gathering. As part of this arrangement, Nextel entered into agreements with several of our stations to exchange analog equipment for comparable digital equipment. During the years ended December 31, 2010 and 2009, we received $0.1 million and $5.0 million, respectively, of equipment pursuant to this exchange. As equipment was exchanged and placed in service, we recorded a gain to the extent that the fair market value of the equipment received exceeded the carrying amount of the equipment relinquished. For the years ended December 31, 2010 and 2009, we recognized a gain of $3.7 million and $5.9 million, respectively, related to this equipment, which is recorded in loss (gain) from asset dispositions in our consolidated statement of operations.

Note 6—Intangible Assets

        The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

		December 31,
	Weighted-Average Remaining Useful Life (in years)
		2011	2010
Finite-Lived Intangible Assets:
LMA purchase options(1)	—	$64	$64
Network affiliations(2)	5	1,875	1,740
Customer relationships	5	2,489	2,489
Non-compete agreements	3	1,588	1,588
Completed technology	5	5,563	1,863
Other intangible assets	11	7,384	6,177
Accumulated amortization		(9,708)	(8,509)

		$9,255	$5,412

Indefinite-Lived Intangible Assets:
Broadcast licenses		$390,826	$381,841
Goodwill		122,069	117,259

		$512,895	$499,100

Summary:
Goodwill		$122,069	$117,259
Broadcast licenses and finite-lived intangible assets, net		400,081	387,253

Total intangible assets		$522,150	$504,512

(1)
These assets are fully amortized and therefore have no remaining useful life.

(2)
$1,740 of the network affiliations are fully amortized and therefore have no remaining useful life.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 6—Intangible Assets (Continued)

        We recorded amortization expense of $1.2 million, $1.5 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The following table summarizes the projected aggregate amortization expense for the next five years and thereafter (in thousands):

Projected Aggregate Amortization Expense
For the years ended December 31,
2012	$1,895
2013	1,893
2014	1,833
2015	1,429
2016	1,219
Thereafter	986

Total	$9,255

        There were no events during 2011 and 2010 to warrant the performance of an interim impairment test of our indefinite-lived intangible assets. We recorded a $1.6 million impairment charge related to discontinued operations for the year ended December 31, 2011.

        We recorded an impairment charge of $39.5 million during the second quarter of 2009 that included an impairment to the carrying values of our broadcast licenses of $36.8 million, relating to 24 of our television stations; and an impairment to the carrying values of our goodwill of $2.7 million, relating to two of our television stations. We tested our indefinite-lived intangible assets for impairment at June 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and goodwill below their carrying amounts. The need for an impairment analysis at June 30, 2009 was triggered by the continued decline in advertising revenue at certain of our stations in excess of our original plan, due to the economic downturn that resulted in downward adjustments to their respective forecasts.

        The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010, respectively, are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Goodwill	$669,585	$669,585
Accumulated impairment losses	(552,326)	(552,326)

Balance as of January 1, 2011 and 2010, respectively	117,259	117,259

Additions	4,810	—
Goodwill	674,395	669,585
Accumulated impairment losses	(552,326)	(552,326)

Balance as of December 31, 2011 and 2010, respectively	$122,069	$117,259

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt

        Debt consisted of the following (in thousands):

	December 31,
	2011	2010
Senior Secured Credit Facility:
Revolving credit loans	$35,000	$—
$125,000 Term loans, net of discount of $604 as of December 31, 2011	124,396	—
$260,000 Incremental term loans, net of discount of $2,594 as of December 31, 2011	257,406	—
2009 Senior Secured Credit Facility:
Term loans	—	9,573
8 3/8% Senior Notes due 2018	200,000	200,000
6 1/2% Senior Subordinated Notes due 2013	166,773	275,883
$85,426 and $141,316 6 1/2% Senior Subordinated Notes due 2013—Class B, net of discount of $1,228 and $3,512 as of December 31, 2011 and 2010, respectively	84,198	137,804
Other debt	944	—

Total debt	868,717	623,260
Less current portion	253,856	9,573

Total long-term debt	$614,861	$613,687

Senior Secured Credit Facility

        On October 26, 2011, we entered into a credit agreement governing our senior secured credit facility with JP Morgan Chase Bank, N.A. ("JPMorgan"), Administrative Agent, and the banks and other financial institutions party thereto. Our senior secured credit facility is comprised of a six-year, $125 million term loan and a five-year, $75 million revolving credit facility, and bears interest at a rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 1/2 of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin based upon our Consolidated Senior Secured Leverage Ratio, currently set at 3.00% and 2.00% for LIBOR based loans and ABR rate loans, respectively. Lastly, the unused portion of the revolving credit facility is subject to a commitment fee based upon our Consolidated Senior Secured Leverage Ratio, currently set at 0.50% for both LIBOR based loans and ABR rate loans. Concurrent with the closing of our senior secured credit facility, we terminated the credit agreement governing our 2009 senior secured credit facility.

        The terms of the credit agreement provide for customary representations and warranties, affirmative and negative covenants (including financial covenants), and events of default. The credit agreement also provides for the payment of customary fees and expenses by us. The credit facilities available under the the credit agreement can be accelerated upon events of default and require the term loans to be prepaid under certain circumstances with amounts determined by reference to the proceeds from certain asset sales (subject to reinvestment rights), the incurrence of certain indebtedness and a percentage of annual excess cash flow.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

        The credit facilities are senior secured obligations and rank senior in right of payment to our existing and future subordinated indebtedness. LIN TV and certain of our existing, or hereafter created or acquired, domestic subsidiaries guarantee the credit facilities on a senior basis. LIN Television and each of our subsidiary guarantors have granted a security interest in all or substantially all of our assets to secure the obligations under senior secured credit facility, and LIN TV Corp. has granted a security interest in its capital stock of LIN Television to secure such obligations.

        Our senior secured credit facility permits us to prepay loans and to permanently reduce the revolving credit commitments, in whole or in part, at any time. We are also obligated to make mandatory quarterly principal payments. In addition, our senior secured credit facility restricts the use of proceeds from asset sales not reinvested in our business and the use of proceeds from the issuance of debt (subject to certain exceptions), which must be used for mandatory prepayments of principal of the term loans.

        The credit agreement governing our senior secured credit facility also requires on an annual basis, following the delivery of our year-end financial statements, and commencing after the year ended December 31, 2012, mandatory prepayments of principal of the term loans based on a computation of excess cash flow for the preceding fiscal year, as more fully described in the credit agreement.

        On December 21, 2011, we and JPMorgan as Lender and Administrative Agent, signed an incremental term loan activation notice creating an incremental term loan facility pursuant to our existing credit agreement dated October 26, 2011, by and among us, JPMorgan, as Administrative Agent, and the banks and other financial institutions party thereto. The incremental term loan facility is a seven-year, $260 million term loan facility and is subject to the terms of our credit agreement. Borrowings under the incremental term loan facility were used (i) to pay the call price for our redemption of all of our remaining Senior Subordinated Notes, as described below, and (ii) to pay accrued interest, fees and expenses associated with the redemption. Borrowings under the incremental term loan facility bear interest at a rate based, at our option, on an adjusted LIBOR rate, plus an applicable margin of 3.75%, or an adjusted Base Rate, plus an applicable margin of 2.75%; provided that the adjusted LIBOR rate shall at no time be less than 1.25% per annum.

        The incremental term loan facility is a senior secured obligation and ranks senior in right of payment to our existing and future subordinated indebtedness. The incremental term loan facility is guaranteed and secured on the same basis as the other credit facilities under the credit agreement. If we do not refinance, redeem or discharge our Senior Notes on or prior to January 15, 2018, then, in such event, the maturity of the incremental term loan facility will be accelerated from December 21, 2018 to January 15, 2018.

        The following table summarizes certain key terms of our senior secured credit facility (in thousands):

	Credit Facility
	Revolving Facility	Term Loans	Incremental Term Loans
Final maturity date	10/26/2016	10/26/2017	12/21/2018
Available balance as of December 31, 2011	$40,000	$—	$—
Interest rates as of December 31, 2011:
Interest rate	0.30%	0.26%	1.25%
Applicable margin	3.00%	3.00%	3.75%

Total	3.30%	3.26%	5.00%

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

2009 Senior Secured Credit Facility

        Borrowings under our 2009 senior secured credit facility bore an interest rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 1/2 of 1 percent, or (iii) the one-month LIBOR rate plus 1%. In addition, the rate we selected bore an applicable margin rate of 3.75% or 2.75% for LIBOR based loans and ABR rate loans, respectively. Lastly, the unused portion of the revolving credit facility was subject to a commitment fee of 0.50% depending on our consolidated leverage ratio.

        During the year ended December 31, 2011, we paid the remaining balance of $9.6 million on the term loans outstanding under the 2009 senior secured credit facility. Additionally, our available revolving credit commitments decreased from $76.1 million to $48.7 million, based on a computation of excess cash flow for the fiscal year ended December 31, 2010. As a result, we recorded a loss on extinguishment of debt of $0.2 million during the year ended December 31, 2011, consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans. Additionally, during the year ended December 31, 2010, we used proceeds from the issuance of our Senior Notes to repay $148.9 million of principal on our revolving credit facility and $45.9 million of principal on our term loans, plus accrued interest, pursuant to the mandatory prepayment terms of the credit agreement governing the terms of our 2009 senior secured credit facility. As a result, during the year ended December 31, 2010, we recorded a loss on extinguishment of debt of $2.7 million, consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans.

8 3/8% Senior Notes

8 3/8% Senior Notes
Final maturity date	4/15/2018
Annual interest rate	8.375%
Payable semi-annually in arrears	April 15th
October 15th

        Our Senior Notes are unsecured but rank equally in right of payment with all senior secured indebtedness and senior to all subordinated indebtedness.

        The indenture governing our Senior Notes contains covenants limiting our ability and the ability of our restricted subsidiaries to, among other things, incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; create certain liens; merge, consolidate or sell substantially all of our assets; and enter into certain transactions with affiliates. These covenants are subject to certain exceptions and qualifications. The indenture also has change of control provisions which may require our Company to purchase our Senior Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest. Additionally, if we sell assets under certain circumstances, we will be required to make an offer to purchase our Senior Notes at their face amount, plus accrued and unpaid interest, if any, through the purchase date.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B

        During the year ended December 31, 2011, we redeemed $109.1 million of our 6 1/2% Senior Subordinated Notes, and $55.9 million of our 6 1/2% Senior Subordinated Notes—Class B. The redemption of these notes, at par, was funded in part by proceeds from the term loan, the revolving credit facility and cash on hand. As a result of this redemption, we recorded a loss on extinguishment of debt of $1.5 million associated with a write-down of deferred financing fees and unamortized discount to our consolidated statement of operations.

        On December 21, 2011, we issued notices to redeem all of the remaining Senior Subordinated Notes at par, plus accrued and unpaid interest through the redemption date. We used proceeds from the incremental term loan under the new senior secured credit facility as described above, and cash on hand to fund the aggregate redemption price. On December 21, 2011, we irrevocably deposited with the trustee the full amount of the redemption price of our Senior Subordinated Notes. As of December 31, 2011, the $255.2 million irrevocable deposit was classified as restricted cash in our consolidated balance sheets, and $251.0 million of our Senior Subordinated Notes, net of a discount of $1.2 million, remained outstanding. The redemption was completed on January 20, 2012, and as of that date, there were no Senior Subordinated Notes outstanding. As a result of this redemption, we expect to record a loss on extinguishment of debt of $2.1 million associated with a write-down of deferred financing fees and unamortized discount to our consolidated statement of operations during the three months ended March 31, 2012.

Other Debt

        During the year ended December 31, 2011, WBDT, a consolidated VIE, entered into a term loan with an unrelated third party in an original principal amount of $0.9 million to fund a portion of the purchase price for the acquisition of certain assets of WBDT-TV. This term loan matures in equal quarterly installments through May 2016. LIN Television fully and unconditionally guarantees this loan.

Repayment of Principal

        The following table summarizes scheduled future principal repayments on our debt agreements (in thousands):

	Revolving Facility	Term Loans	Incremental Term Loans	8 3/8% Senior Notes due 2018	Other Debt	Total
Final maturity date	10/26/2016	10/26/2017	12/21/2018	4/15/2018
2012(1)	$—	$—	$2,600	$—	$279	$2,879
2013	—	6,250	2,600	—	241	9,091
2014	—	12,500	2,600	—	194	15,294
2015	—	18,750	2,600	—	184	21,534
2016 and thereafter	35,000	87,500	249,600	200,000	46	572,146

Total	$35,000	$125,000	$260,000	$200,000	$944	$620,944

(1)
Excluded from the table above are principal payments of $252.2 million as a result of our irrevocable deposit with the trustee on December 21, 2011, to redeem in full all of our remaining Senior Subordinated Notes on January 20, 2012.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

        The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues, or based on the current rates offered to us for debt with the same remaining maturities. The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	December 31,
	2011	2010
Carrying amount	$868,717	$623,260
Fair value	$860,164	$634,245

Note 8—Derivative Financial Instruments

        We have historically used derivative financial instruments in the management of our interest rate exposure for our long-term debt. In accordance with our interest rate risk management policy, we do not enter into derivative instruments unless there is an underlying exposure, and we do not enter into derivative financial instruments for speculative trading purposes.

        During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans under our 2009 senior secured credit facility (the "2006 interest rate hedge") to mitigate changes in our cash flows resulting from fluctuations in interest rates. The 2006 interest rate hedge effectively converted the floating LIBOR rate-based-payments to fixed payments at 5.33% plus the applicable margin rate calculated under our 2009 senior secured credit facility, which we terminated on October 26, 2011 concurrent with our entry into our new senior secured credit facility.

        The 2006 interest rate hedge was historically designated as a cash flow hedge, however, as a result of a repayment of $45.9 million of principal on our term loans under our 2009 senior secured credit facility as further described in Note 7—"Debt", the 2006 interest rate hedge ceased to be highly effective in hedging the variable rate cash flows. Since the hedge ceased to be highly effective in hedging the variable rate cash flows, all changes in fair value have been recorded in our consolidated statement of operations. Because the hedge ceased to be highly effective, we recorded a charge of $3.6 million for the portion of the fair value recognized in accumulated other comprehensive loss to our consolidated statement of operations for the year ended December 31, 2010. During the year ended December 31, 2009, we recognized a gain on derivative instruments of $(0.2) million in our consolidated statement of operations for ineffectiveness related to this hedge.

        The 2006 interest rate hedge expired on November 4, 2011. Accordingly, as of December 31, 2011, there is no amount related to the 2006 interest rate hedge included in our consolidated balance sheets. As of December 31, 2010, the fair value of the 2006 interest rate hedge liability was $2.0 million and is included in accrued expenses and other liabilities in our consolidated balance sheets. The fair value was calculated by using observable inputs (Level 2) prescribed by the three-level fair value hierarchy, which is calculated using the discounted expected future cash outflows from a series of three-month LIBOR strips through November 4, 2011, the same scheduled maturity date as our 2009 senior secured credit facility.

        As of December 31, 2011, we have a derivative outstanding with a fair value of zero as further described in Note 2—"Acquisitions".

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 8—Derivative Financial Instruments (Continued)

        The following table summarizes our derivative activity (in thousands):

	(Gain) Loss on Derivative Instruments			Other Comprehensive Income, Net of Tax
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Mark-to-Market Adjustments on:
2006 interest rate hedge	$(1,960)	$1,898	$(208)	$—	$2,516	$1,246

Note 9—Stock-Based Compensation

        We have several stock-based compensation plans, including our 1998 Option Plan, the Amended and Restated 2002 Stock Plan and the Third Amended and Restated 2002 Non-Employee Director Stock Plan (collectively, the "Stock Plans"), that permit us to grant non-qualified options in LIN TV's class A common stock or restricted stock units, which convert into LIN TV's class A common stock upon vesting, to certain directors, officers and key employees of our Company. Additionally, we have an Employee Stock Purchase Plan ("ESPP") that permits employees to purchase shares of LIN TV's class A common stock at a discount as further described below.

        Options granted under the Stock Plans vest over a four-year service period, unless otherwise designated by the Compensation Committee upon grant. Options expire ten years from the date of grant. We issue new shares of LIN TV's class A common stock when options are exercised or from shares that we repurchased pursuant to our Board authorized share repurchase program as further described in Note 12—"Stockholders' Equity". Restricted stock unit awards vest over a five-year service period, unless otherwise designated by the Compensation Committee upon grant. There were 6,148,752 shares authorized for grant under the various Stock Plans and 1,785,750 shares available for future grant as of December 31, 2011. Both the shares authorized and shares available exclude 1,552,983 shares under plans in effect prior to 2002 from which we do not intend to re-grant and consider unavailable for future grants.

        The following table presents the stock-based compensation expense included in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Employee stock purchase plan	$54	$14	$—
Employee stock options	1,438	1,197	1,060
Restricted stock unit awards	4,320	2,812	634
Modifications to stock option agreements	364	840	719

Share-based compensation expense before tax	6,176	4,863	2,413
Income tax benefit (at 35% statutory rate)	(2,162)	(1,702)	(845)

Net stock-based compensation expense	$4,014	$3,161	$1,568

        We did not capitalize any stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Stock-Based Compensation (Continued)

        We have not yet recognized compensation expense relating to unvested employee stock options and restricted stock unit awards of $2.8 million and $9.9 million, respectively, which will be recognized over a weighted-average future period of approximately 1.3 years and 2.5 years, respectively.

        During the year ended December 31, 2011, we received $0.2 million from the exercise of stock options and $0.6 million from the purchase of LIN TV's class A common stock pursuant to our ESPP.

Stock Options

        The following table provides additional information regarding our stock options for the year ended December 31, 2011 as follows (in thousands, except per share data):

	Shares	Weighted- Average Exercise Price Per Share
Outstanding at the beginning of the year	3,877	$2.68
Granted during the year	701	3.62
Exercised or converted during the year	(86)	2.30
Forfeited during the year	(120)	4.37
Expired during the year	(9)	2.88

Outstanding at the end of the year	4,363	2.79

Exercisable or convertible at the end of the year	2,091	2.43

        As of December 31, 2011, the weighted-average remaining contractual life of the options outstanding and the options exercisable was 8.0 years and 7.6 years, respectively. Additionally, as of December 31, 2011, the aggregate intrinsic value of the options outstanding and the options exercisable was $6.4 million and $3.8 million, respectively. The intrinsic value in the table above represents the total pre-tax intrinsic value based on our closing price as of December 31, 2011, which would have been received by the option holders had all option holders exercised their options and immediately sold their shares on that date.

        The fair value of each stock option grant or modification is estimated on the date of grant or modification using a Black-Scholes valuation model, which incorporates the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected term(1)	5 to 6 years	5 to 6 years	4 to 5 years
Expected volatility(2)	97% to 99%	95% to 96%	67% to 87%
Expected dividends	$0.00	$0.00	$0.00
Risk-free rate(3)	0.9% to 2.6%	1.9% to 2.7%	1.6% to 2.4%

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

        On June 2, 2009, we completed an exchange offer which enabled employees and non-employee directors to exchange some or all of their outstanding options to purchase shares of LIN TV's class A common stock, for new options to purchase shares of LIN TV's class A common stock, on a one for one basis. A total of 257 employees participated in the exchange, in which options to purchase an aggregate of 2,931,285 shares of LIN TV's class A common stock were exchanged. The new options have an exercise price of $1.99 per share, equal to the closing price per share of LIN TV's class A common stock on June 2, 2009. The new stock options vest ratably over three years. We recognized stock-based compensation expense for this modification to our stock option agreements of $0.4 million, $0.8 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. We expect to record an additional $0.1 million of stock-based compensation expense for this modification during 2012.

Restricted Stock Unit Awards

        The following table provides additional information regarding the restricted stock unit awards for the year ended December 31, 2011 (in thousands, except per share data):

	Shares	Weighted- Average Price Per Share
Unvested at the beginning of the year	2,679	$6.44
Granted during the year	678	3.61
Vested during the year	(717)	6.37
Forfeited during the year	(61)	4.68

Unvested at the end of the year	2,579	5.75

        The following table provides further information for both our restricted stock unit and stock option awards (in thousands):

	Year Ended December 31,
	2011	2010	2009
Total fair value of awards granted	$4,983	$16,057	$11,295
Total intrinsic value of awards exercised	225	796	—
Total fair value of awards vested	7,522	6,786	566

Employee Stock Purchase Plan

        Under the terms of our 2010 ESPP, our eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase shares of LIN TV's class A common stock. The purchase price of each share is 85% of the average of the high and low per share trading price of LIN TV's class A common stock on the NYSE on the last trading day of each month during the offering period. There were 350,000 shares authorized for grant under this plan and there were 81,230 shares available for future grant as of December 31, 2011. During the year ended December 31, 2011 and 2010, employees purchased 187,350 and 81,420 shares, respectively, at a weighted-average price of $3.38 and $3.92, respectively.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 10—Fair Value Measurements

        We record the fair value of certain financial assets and liabilities on a recurring basis. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying consolidated financial statements using the prescribed three-level fair value hierarchy as of December 31, 2011 and 2010 (in thousands):

	Quoted Prices in Active Markets	Significant Observable Inputs
	(Level 1)	(Level 2)	Total
December 31, 2011:
Assets:
Deferred compensation related investments	$552	$1,405	$1,957
Liabilities:
Deferred compensation related liabilities	$1,904	$—	$1,904
December 31, 2010:
Assets:
Deferred compensation related investments	$1,435	$577	$2,012
Liabilities:
2006 interest rate hedge	$—	$1,960	$1,960
Deferred compensation related liabilities	$2,010	$—	$2,010

        The fair value of our deferred compensation related investments is based on the cash surrender values of life insurance policies underlying our supplemental income deferral plan, as well as the fair value of the investments selected by employees. The fair value of our deferred compensation related liabilities is determined based on the fair value of the investments selected by employees. For a description of how the fair value of our 2006 interest rate hedge was determined, see Note 8—"Derivative Financial Instruments."

        The following table details the change in fair value of our Level 3 liability for the year ended December 31, 2010 (in thousands):

Equity Value Shortfall Amount
Balance as of December 31, 2009	$627
Realized gain from the change in fair value	(627)

Balance as of December 31, 2010	$—

        The equity value shortfall amount detailed in the table above is a liability that was incurred in connection with the acquisition of RMM on October 2, 2009 because the number of shares of class A common stock issued by LIN TV to the sellers was subject to an adjustment in the event that the value of the equity consideration was less than $4.5 million as of the six month anniversary of the acquisition (such difference, the equity value shortfall amount).

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans

401(k) Plan

        We provide a defined contribution plan ("401(k) Plan") for eligible employees. Effective January 1, 2010, we began making a 3% non-elective contribution for all eligible employees, which vests 100% after two years of service. Historically, we made contributions to the 401(k) Plan on behalf of employee groups that were not covered by our defined benefit retirement plan matching 50% of the employee's contribution up to 6% of the employee's total annual compensation. These contributions vested in 20% annual increments until the employee was 100% vested after five years of service. Company contributions to our 401(k) Plan were suspended during 2009 and were resumed effective January 1, 2010. We contributed $3.6 million, $3.5 million and $0.5 million to the 401(k) Plan in the years ended December 31, 2011, 2010 and 2009, respectively. Effective July 1, 2010, we also made available to certain employees, including our executive officers, the LIN Television Corporation Supplemental Income Deferral Plan. This plan provides benefits to highly compensated employees in circumstances in which the maximum limits established under the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code prevent them from receiving Company contributions. We contributed $0.2 million and $0.4 million to this plan during the years ended December 31, 2011 and 2010, respectively.

Retirement Plan

        We have historically provided a defined benefit retirement plan to our employees who did not receive matching contributions from our Company to their 401(k) Plan accounts. Our defined benefit plan was a non-contributory plan under which we made contributions either to: a) traditional plan participants based on periodic actuarial valuations, which are expensed over the expected average remaining service lives of current employees; or b) cash balance plan participants based on 5% of each participant's eligible compensation.

        Effective April 1, 2009, this plan was frozen and we do not expect to make additional benefit accruals to this plan, however we continue to fund our existing vested obligations. As a result of this action, during the year ended December 31, 2009, we recorded a net curtailment gain that included a $0.4 million charge related to prior service cost and a gain to our projected benefit obligation of $4.0 million as a result of the reduction of future compensation increases.

        We contributed $5.4 million, $5.4 million and $0.6 million to our pension plan during the years ended December 31, 2011, 2010 and 2009, respectively. We anticipate contributing $7.5 million to this plan in 2012.

        We record the unfunded status of our defined benefit plan as a liability. The plan assets and benefit obligations of our defined benefit plan are recorded at fair value as of December 31, 2011. Information

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans (Continued)

regarding the change in the projected benefit obligation, the accumulated benefit obligation and the change in the fair value of plan assets are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$116,587	$108,417	$110,179
Service cost	—	—	385
Interest cost	5,872	6,092	6,353
Actuarial loss	15,098	6,722	867
Benefits paid	(4,510)	(4,644)	(5,322)
Curtailment	—	—	(4,045)

Projected benefit obligation, end of period	$133,047	$116,587	$108,417

Accumulated benefit obligation	$133,047	$116,587	$108,417

Change in plan assets
Fair value of plan assets, beginning of period	$78,046	$68,797	$61,482
Actual return on plan assets	3,419	8,534	12,049
Employer contributions	5,359	5,359	588
Benefits paid	(4,510)	(4,644)	(5,322)

Fair value of plan assets, end of period	$82,314	$78,046	$68,797

Unfunded status of the plan	$(50,733)	$(38,541)	$(39,620)

Total amount recognized as accrued benefit liability	$(50,733)	$(38,541)	$(39,620)

        The following table includes the pension related accounts recognized on our consolidated balance sheets and the components of accumulated other comprehensive loss related to the net periodic pension benefit costs as follows (in thousands):

	December 31,
	2011	2010
Other accrued expenses (current)	$(391)	$(400)
Other liabilities (long-term)	(50,342)	(38,141)

Total amount recognized as accrued pension benefit liability	$(50,733)	$(38,541)

Accumulated other comprehensive loss:
Net loss, net of tax benefit of $15,727 and $8,815 for the years ended December 31, 2011 and 2010, respectively	$33,017	$22,179
Pension tax liability	5,760	5,760

Accumulated other comprehensive loss related to net periodic pension benefit cost	$38,777	$27,939

        The total net loss of $33.0 million, which is net of tax, relates to deferred actuarial losses from changes in discount rates, differences between actual and assumed asset returns, and differences between actual

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans (Continued)

and assumed demographic experience (rates of turnover, retirement rates, mortality rates and prior to the plan freeze, rates of compensation increases). During 2012, we expect to amortize net losses of $1.7 million, which are included in accumulated other comprehensive loss, net of tax, as of December 31, 2011.

        Components of net periodic pension benefit cost were (in thousands):

	Year Ended December 31,
	2011	2010	2009
Service cost	$—	$—	$385
Interest cost	5,873	6,092	6,353
Expected return on plan assets	(6,824)	(6,446)	(6,610)
Amortization of prior service cost	—	—	31
Amortization of net loss	754	376	165
Curtailment	—	—	438

Net periodic benefit cost	$(197)	$22	$762

        Our expected future pension benefit payments for the next 10 years are as follows (in thousands):

For Years Ended December 31,	Expected Future Pension Benefit Payments
2012	$5,404
2013	5,451
2014	5,577
2015	5,834
2016	5,979
2017 through 2021	35,565

        Weighted-average assumptions used to estimate our pension benefit obligations and to determine our net periodic pension benefit cost are as follows:

	Year Ended December 31,
	2011	2010	2009
Discount rate used to estimate our pension benefit obligation	3.90%-4.20%	5.25%	5.75%
Discount rate used to determine net periodic pension benefit cost	5.25%	5.75%	6.00%-7.25%
Rate of compensation increase	N/A	N/A	4.50%
Expected long-term rate-of-return on plan assets	7.00%	8.00%	8.25%

        For the discount rate for the year ended December 31, 2011, we used a custom bond modeler that develops a hypothetical portfolio of high quality corporate bonds, rated AA- and above by Standard & Poor's, that could be purchased to settle the obligations of the plan. The yield on this hypothetical portfolio represents a reasonable rate to value our plan liability. Prior to 2011, we used the Citigroup Pension Discount Curve to aid in the selection of our discount rate, which we believe reflects the weighted rate of a theoretical high quality bond portfolio consistent with the duration of the cash flows related to our pension liability.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans (Continued)

        We considered the current levels of expected returns on a risk-free investment, the historical levels of risk premium associated with each of our pension asset classes, the expected future returns for each of our pension asset classes and then weighted each asset class based on our pension plan asset allocation to derive an expected long-term return on pension plan assets. During the year ended December 31, 2011, our actual rate of return on plan assets was 4.04%.

        Our investment objective is to achieve a consistent total rate-of-return that will equal or exceed our actuarial assumptions and to equal or exceed the benchmarks that we use for each of our pension plan asset classes. The following asset allocation is designed to create a diversified portfolio of pension plan assets that is consistent with our target asset allocation and risk policy:

	Target Allocation	Percentage of Plan Assets as of December 31,
Asset Category	2011	2011	2010
Equity securities	60%	60%	63%
Debt securities	40%	40%	37%

	100%	100%	100%

        The following table summarizes our pension plan assets measured at fair value using the prescribed three-level fair value hierarchy as of December 31, 2011 and 2010 (in thousands):

	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 2)	(Level 3)	Total
December 31, 2011:
Money market fund	$462	$—	$462
Commingled pools:
U.S. equity	26,573	—	26,573
International equity	9,757	—	9,757
REIT	3,390	—	3,390
High yield bond	2,914	—	2,914
Emerging markets	6,652	—	6,652
Investment grade fixed income	32,566	—	32,566

Total	$82,314	$—	$82,314

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans (Continued)

	Quoted Prices in Active Markets	Significant Unobservable Inputs
	(Level 1)	(Level 3)	Total
December 31, 2010:
Guaranteed deposit account	$—	$7,021	$7,021
U.S. stock funds—small cap	8,835	—	8,835
U.S. stock funds—mid cap	6,359	—	6,359
U.S. stock funds—large cap	25,080	—	25,080
International stock funds—growth	8,711	—	8,711
U.S. bond funds	22,040	—	22,040

Total	$71,025	$7,021	$78,046

        The guaranteed deposit account fair value is determined by multiplying the balance in the account by an established interest rate. The commingled pools, U.S. and International stock funds and U.S. bond funds consist of various funds that are valued at the net asset value of units held by the plan at year-end as determined by the custodian, based on fair value of the underlying securities. These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future values. Furthermore, while we believe these valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in different fair value measurement as of the reporting date.

        The following table details the change in fair value of the Level 3 investments for the years ended December 31, 2011 and 2010 (in thousands):

Guaranteed Deposit Account
Balance as of December 31, 2009	$5,094
Interest income	303
Purchases, sales, issuances and settlements (net)	1,624

Balance as of December 31, 2010	7,021
Interest income	177
Purchases, sales, issuances and settlements (net)	(7,198)

Balance as of December 31, 2011	$—

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 12—Stockholders' Equity

        On November 7, 2011, LIN TV's Board of Directors approved a stock repurchase program that authorizes LIN TV to repurchase up to $25 million of LIN TV's class A common stock over a 12 month period. The class A common stock acquired through the repurchase program will be held as treasury shares and may be used for general corporate purposes, including reissuances in connection with acquisitions, stock option exercises, or other employee and director stock plans. Pursuant to this authorization, during the year ended December 31, 2011, LIN TV repurchased approximately 0.8 million shares of LIN TV's class A common stock on the open market for an aggregate purchase price of $2.7 million.

        LIN TV's class B common stock is convertible into an equal number of shares of LIN TV's class A common stock in various circumstances. During the year ended December 31, 2011, approximately 0.1 million shares of LIN TV's class B common stock were converted into class A common stock. During the year ended December 31, 2010, none of LIN TV's class B common stock was converted into class A common stock.

        The balance of related after-tax components comprising accumulated other comprehensive loss are summarized below (in thousands):

	December 31,
	2011	2010
Pension tax liability	$(5,760)	$(5,760)
Pension net loss, net of tax benefit of $15,727 and $8,815 for the years ended December 31, 2011 and 2010, respectively	(33,017)	(22,179)

Accumulated other comprehensive loss	$(38,777)	$(27,939)

Note 13—Restructuring

        During the years ended December 31, 2011, 2010 and 2009, we recorded restructuring charges of $0.7 million, $3.3 million and $0.5 million, respectively, as a result of the consolidation of certain activities at our stations and our corporate headquarters. During the years ended December 31, 2011, 2010 and 2009, we made cash payments of $1.1 million, $2.4 million and $0.5 million related to these restructuring actions. We expect to make cash payments of $0.5 million related to these restructuring actions during 2012.

        During 2008, we effected a restructuring that included a workforce reduction and the cancellation of certain syndicated television program contracts. The total charge for the plan was $12.9 million, including $4.3 million for a workforce reduction of 144 employees and $8.6 million for the cancellation of the contracts. We made cash payments of $0.1 million and $9.0 million during the years ended December 31, 2010 and 2009, respectively, related to these restructuring activities. During the year ended December 31, 2010, we recorded a restructuring benefit of $0.2 million related to changes in the estimated cash payments.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 13—Restructuring (Continued)

        The activity for these restructuring charges are as follows (in thousands):

	Severance and Related	Contractual and Other	Total
Balance as of December 31, 2009	$—	$359	$359
Charges	3,229	87	3,316
Payments	(2,315)	(258)	(2,573)
Adjustments	—	(180)	(180)

Balance as of December 31, 2010	$914	$8	$922
Charges	690	17	707
Payments	(1,089)	(25)	(1,114)

Balance as of December 31, 2011	$515	$—	$515

Note 14—Related Party Transactions

        During the year ended December 31, 2010, we acquired a non-controlling investment in an interactive service provider that hosts our web sites for $2.0 million. During the years ended December 31, 2011, 2010 and 2009, we incurred charges of $2.4 million, $1.9 million and $0.8 million, respectively, and made cash payments of $2.2 million, $2.6 million and $1.4 million, respectively, to this provider for web hosting services and web site development and customization.

Note 15—Commitments and Contingencies

Commitments

        We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2036. In addition, we have entered into commitments for future syndicated entertainment and sports programming. Future payments for these non-cancelable operating leases and agreements, and future payments associated with syndicated television programs as of December 31, 2011 are as follows (in thousands):

	Operating Leases and Agreements	Syndicated Television Programming	Total
Year
2012	$21,219	$21,921	$43,140
2013	12,540	20,005	32,545
2014	9,853	10,170	20,023
2015	6,501	782	7,283
2016	5,894	—	5,894
Thereafter	6,107	—	6,107

Total obligations	62,114	52,878	114,922
Less recorded contracts	—	(8,388)	(8,388)

Future contracts	$62,114	$44,490	$106,604

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

        Rent expense, resulting from operating leases, was $1.5 million, $1.1 million and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Contingencies

GECC Note

        GECC provided debt financing for a joint venture between NBCUniversal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 1, 2013 and 9% per annum thereafter. The GECC Note is an obligation of the joint venture. We have a 20% equity interest in the joint venture and NBCUniversal has the remaining 80% equity interest, in which we and NBCUniversal each have a 50% voting interest. NBCUniversal operates two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement. LIN TV has guaranteed the payment of principal and interest on the GECC Note.

        In January 2011, Comcast Corporation acquired control of the business of NBCUniversal and now owns and controls 51% of NBCUniversal, LLC, while a wholly-owned subsidiary of General Electric Company ("GE") owns the remaining 49%. GECC remains a wholly-owned subsidiary of GE.

        In light of the adverse effect of the recent economic downturn on the joint venture's operating results, we entered into an agreement with NBCUniversal in 2009, which covered the period from March 6, 2009 through April 1, 2010 and in 2010 we entered into a second agreement, which covered the period from April 2, 2010 through April 1, 2011. These agreements provided that: (i) we and NBCUniversal waived the requirement that the joint venture maintain debt service reserve cash balances of at least $15 million; (ii) the joint venture would use a portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note in 2009 and 2010; (iii) NBCUniversal agreed to defer its receipt of 2008, 2009 and 2010 management fees; and (iv) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBCUniversal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.

        During the year ended December 31, 2010, pursuant to the shortfall funding agreements with NBCUniversal, we made shortfall loans in the aggregate principal amount of $4.1 million, representing our approximate 20% share of 2010 debt service shortfalls. Concurrent with our funding of the shortfall loans, NBCUniversal funded shortfall loans in the aggregate principal amounts of $15.9 million, in respect of its approximate 80% share of 2010 debt service shortfalls.

        On March 14, 2011, we and GE entered into an agreement (the "2011 Shortfall Funding Agreement") covering the period from April 2, 2011 through April 1, 2012. Under the terms of the 2011 Shortfall Funding Agreement, we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2012, we and GE would each provide the joint venture with a shortfall loan. Shortfall loans funded by LIN under the 2011 Shortfall Funding Agreement were calculated on the basis of our percentage of economic interest in the joint venture, and GE's share of shortfall loans were calculated on the basis of NBCUniversal's percentage of economic interest in the joint venture. Solely to enable the joint venture with NBCUniversal to obtain shortfall loans from GE, the joint venture (i) amended its credit agreement with GECC, (ii) amended the LLC Agreement governing the operation of the joint venture, and (iii) received the consent of Comcast Corporation to the terms and

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

conditions on which GE provides its proportionate share of any joint venture debt service shortfall. NBCUniversal acknowledged and agreed to the terms of the 2011 Shortfall Funding Agreement.

        During the year ended December 31, 2011, pursuant to the shortfall funding agreement with GE, we funded shortfall loans in the aggregate principal amount of $2.5 million, representing our approximate 20% share of 2011 debt service shortfalls, and GE funded shortfall loans in the aggregate principal amount of $9.7 million, representing its approximate 80% share in 2011 debt service shortfalls.

        Because of anticipated future cash shortfalls at the joint venture, on March 5, 2012, we and GE entered into an agreement covering the period from April 2, 2012 through April 1, 2013. Under the terms of the 2012 Shortfall Funding Agreement (the "2012 Shortfall Funding Agreement"), we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2013, we and GE would each provide the joint venture with a shortfall loan. Any shortfall loans funded by us under the 2012 Shortfall Funding Agreement will be calculated on the basis of our percentage of economic interest in the joint venture, and GE's share of shortfall loans will be calculated on the basis of NBCUniversal's percentage of economic interest in the joint venture. GE's obligation to fund shortfall loans under the 2012 Shortfall Funding Agreement is conditioned upon the receipt of the consent of Comcast Corporation to the terms and conditions on which GE provides its proportionate share of any shortfall; provided that Comcast's consent may not be unreasonably withheld. NBCUniversal has acknowledged and agreed to the terms of the 2012 Shortfall Funding Agreement.

        Under the terms of the joint venture's TV Master Service Agreement with NBCUniversal, management fees owed by the joint venture to NBCUniversal will continue to accrue, but are not payable if any existing joint venture shortfall loans remain outstanding.

        We recognize shortfall funding liabilities to the joint venture on our consolidated balance sheets when those liabilities become both probable and estimable. These liabilities become probable and estimable when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur, and for periods beyond joint venture management's forecast, we develop our own internal estimates of debt service shortfalls. Additionally, we accrue shortfall funding liabilities only when we have reached or intend to reach a shortfall funding agreement covering the period for which we estimate debt service shortfalls to occur.

        Prior to the issuance of these financial statements, joint venture management provided us with a final 2012 budget. Also, during the year ended December 31, 2011, NBCUniversal publicly discussed its intent to secure additional retransmission consent fees for the NBC owned television stations, which would include the joint venture stations that comprise SVO.

        Based on that information, we believe the joint venture's operating results in 2012 will improve as a result of, among other things, the upcoming 2012 election cycle, and NBC's broadcast of the 2012 Summer Olympics and Superbowl XLVI. The joint venture's 2012 budget calls for capital investments at the joint venture stations that will largely offset the expected 2012 increases in operating cash flows. As a result, we expect the joint venture to require additional shortfall loans in 2012 and into 2013. While there can be no assurances, we believe, that beginning in 2013, operating results will improve as a result of further economic recovery, forecasted growth in retransmission consent fees, and further growth in digital revenues. Based on our estimate of our probable shortfall obligations during 2011, 2012 and into 2013, during the year ended December 31, 2011 we recognized contingent liabilities of $4.7 million.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

        As of December 31, 2011, we estimate our approximate 20% share of debt service shortfalls to be $4.1 million for 2012 and into 2013. We believe that cash shortfalls beyond the amounts currently accrued are not probable. However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party's debt service shortfall. During the year ended December 31, 2011, based on our estimate of our probable shortfall obligations during 2011, 2012 and into 2013, we recognized a contingent liability of $4.7 million for the amounts that we expect to loan to SVH pursuant to the shortfall funding agreements with GE.

        Because of uncertainty surrounding the joint venture's ability to repay shortfall loans, we concluded that it was more likely than not that the amounts recognized during the years ended December 31, 2011 and 2009 for accrued shortfall loans of $4.7 million and $6.0 million, respectively, will not be recovered within a reasonable period of time. Accordingly, we recognized charges of $4.7 million and $6.0 million, to reflect the impairment of the shortfall loans, which were classified as share of loss in equity investments in our consolidated statement of operations, during the years ended December 31, 2011 and 2009, respectively. Therefore, the amounts receivable under the shortfall loans, and all accrued interest due from the joint venture, are carried at zero on our consolidated balance sheets. Should there be sufficient evidence in the future to suggest that collectability of the shortfall loans and accrued interest is reasonably certain, we would reverse the previously recognized impairment charges, reestablish notes receivable for all previously funded and accrued shortfall loans to the joint venture, and establish accrued interest receivable for all previously funded shortfall loans to the joint venture.

        Our ability to honor our shortfall loan obligations under the 2012 Shortfall Funding Agreement is limited by certain covenants contained in our senior secured credit facility and the indentures governing our Senior Notes. Based on our 2012 and 2013 estimate of debt service shortfalls at the joint venture, and our forecast of total leverage and consolidated EBITDA during 2012 and into 2013, we expect to have the capacity within these restrictions to provide funding to the joint venture for the $4.1 million accrued shortfall liability.

        As of December 31, 2011, we had availability under applicable debt covenants to fund future shortfall loans as follows: (i) $48.9 million of availability under our senior secured credit facility, and (ii) $147.5 million of availability under the indenture governing our Senior Notes.

        The possibility exists that debt service shortfalls at the joint venture could exceed current expectations, including the possibility that neither GE nor Comcast will continue to fund a share of such debt service shortfall loans after April 1, 2013. Should circumstances arise in which we desire to make shortfall loans to the joint venture in excess of the limitations imposed by the covenants contained in our senior secured credit facility or the indentures, we could seek an amendment or waiver of such limitations, but there is no assurance that we would be able to obtain such amendment or waiver on a timely basis, or at all, or on terms satisfactory to us. If we are unable to make shortfall payments, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default.

        An event of default under the GECC Note would occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due, or fails to pay the principal amount on the maturity date in 2023. If an event of default occurs, GECC could accelerate the maturity of the entire amount due under the GECC Note. Other than the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBCUniversal and LIN TV. Upon an event of default under the GECC Note, GECC's only recourse would be to the joint

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the full amount of the GECC Note.

        Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined upon occurrence of the following events: (i) there is an event of default; (ii) the default is not remedied; and (iii) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of the GECC Note. Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between (i) the total amount at which the joint venture's assets were sold and (ii) the principal amount and any unpaid interest due under the GECC Note. As of December 31, 2011, we estimate the fair value of the television stations in the joint venture to be approximately $118 million less than the outstanding balance of the GECC note of $815.5 million.

        Although we believe the probability is remote that there would be an event of default and therefore an acceleration of the principal amount of the GECC Note, there can be no assurances that such an event of default will not occur. There are no financial or similar covenants in the GECC Note. In addition, since both GE and LIN Television have agreed to fund interest payments through April 1, 2013, if the joint venture is unable to generate sufficient cash to service interest payments on the GECC Note, GE and LIN Television are able to control the occurrence of a default under the GECC Note. Since 2009, LIN Television and its joint venture partners have prevented the occurrence of a default by entering into shortfall funding agreements and funding shortfall loans to the joint venture as further described above.

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

  •
  GECC's initiation of proceedings against LIN TV under the guarantee could result in a change of control or other material adverse consequences to LIN Television, which could cause an acceleration of LIN Television's senior secured credit facility and other outstanding indebtedness; and

  •
  if the GECC Note is prepaid because of an acceleration on default or otherwise, or if LIN TV is released from its obligation, LIN TV would realize a substantial tax gain of approximately $815.5 million related to its deferred gain associated with the formation of the joint venture. This amount of gain, exclusive of any potential utilization of net operating loss carryforwards, would be subject to U.S. Federal and various State tax rates of 35% and approximately 1% (net of Federal benefit), respectively.

Litigation

        We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters. The outcome of any current or future litigation cannot be accurately predicted. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss can be made at this time because the inherently unpredictable

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

nature of legal proceedings may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; or (vi) there is a wide range of potential outcomes. Although the outcome of these and other legal proceedings cannot be predicted, we believe that their ultimate resolution will not have a material adverse effect on us.

Note 16—Income Taxes

        The income before income taxes was solely from domestic operations. The (benefit from) provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$543	$340	$579
State	652	620	452

Total current	$1,195	$960	$1,031

Deferred:
Federal	$(25,907)	$18,270	$5,640
State	8,667	815	7,206

Total deferred	(17,240)	19,085	12,846

Total current and deferred	$(16,045)	$20,045	$13,877

        The following table reconciles the amount that would be calculated by applying the 35% federal statutory rate to income before income taxes to the actual (benefit from) provision for income taxes (in thousands):

	Year Ended December 31,
	2011	2010	2009
Provision assuming federal statutory rate	$11,780	$19,680	$8,253
State taxes, net of federal tax benefit	1,790	2,394	2,984
State tax law changes, net of federal tax benefit	5,703	(281)	3,321
Change in valuation allowance	(36,541)	(1,181)	(2,187)
Impairment of goodwill	—	(220)	60
Stock compensation	601	366	580
Other	622	(713)	866

	$(16,045)	$20,045	$13,877

Effective income tax rate on continuing operations	(47.7)%	35.7%	58.8%

        The increase from state tax law changes, net of federal tax benefit, is primarily a result of state tax legislation enacted in Michigan in May 2011, which repealed the Michigan business tax ("MBT"), and implemented a corporate income tax instead, effective January 2012. As a result of the elimination of the

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 16—Income Taxes (Continued)

MBT, certain future tax deductions that were available to be utilized beginning in 2015, and had been recognized as deferred tax assets in our financial statements, will not be deductible. Therefore, during the year ended December 31, 2011, we recognized incremental deferred income tax expense of $5.1 million, net of federal benefit, for the reversal of these previously established deferred tax assets.

        The components of the net deferred tax liability are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax liabilities:
Deferred gain related to equity investment in NBCUniversal joint venture	$265,048	$264,309
Property and equipment	11,354	13,557
Intangible assets	20,100	199
Deferred gain on debt repurchase	18,378	18,356
Noncontrolling interest	1,384	—
Other	7,614	6,878

Total	$323,878	$303,299

Deferred tax assets:
Net operating loss carryforwards	$(146,911)	$(137,030)
Equity investments	(1,467)	(1,404)
Other	(35,800)	(38,858)
Valuation allowance	23,422	59,990

Total	(160,756)	(117,302)

Net deferred tax liabilities	$163,122	$185,997

        We maintain a valuation allowance related to our deferred tax asset position when management believes it is more likely than not that the deferred tax assets will not be realized in the future. Our valuation allowance was $23.4 million as of December 31, 2011, which represents a decrease of $36.6 million for the year ended December 31, 2011. This decrease is primarily attributable to the reversal of $35.1 million of the Company's federal valuation allowance relating to 1999 to 2002 net operating losses and the reversal of $1.0 million of the Company's state valuation allowance relating to 2002 to 2010 net operating losses. These valuation allowances were reversed primarily due to our recent history of taxable income, and our projected ability to generate sufficient taxable income prior to the expiration of those net operating loss carryforwards. Components of our valuation allowance were:

  •
  State net operating loss carryforwards of $18.1 million;

  •
  State deferred tax assets of $0.2 million recorded in connection with the acquisitions of stations in 2005 and 2006; and

  •
  State deferred tax assets of $5.1 million related to the impairment of broadcast licenses and goodwill.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 16—Income Taxes (Continued)

        As of December 31, 2011, we had federal net operating loss carryforwards of approximately $365 million that begin to expire in 2020. Additionally, we had state net operating loss carryforwards that vary by jurisdiction (tax effected, net of federal benefit) of $18.1 million, expiring through 2031.

        The Company's uncertain tax positions for the years ended December 31, 2011, 2010, and 2009 is limited to certain unrecognized state benefits totaling $26.4 million, $26.6 million and $24.5 million, respectively. The annual change reflects additional state benefits offset by expiring losses of $0.5 million for 2011 and 2010. We file a consolidated federal income tax return and we file numerous other consolidated and separate income tax returns in U.S. state jurisdictions. Tax years 2007-2010 remain open to examination by major taxing jurisdictions.

Note 17—Accrued Expenses

        Accrued expenses consisted of the following (in thousands):

	December 31,
	2011	2010
Accrued compensation	$9,515	$7,774
Accrued contract costs	4,997	6,913
Accrued interest	6,095	6,943
Accrued shortfall loans to SVH (See Note 15—"Commitments and Contingencies")	4,136	1,922
Other accrued expenses	13,835	17,423

Total	$38,578	$40,975

Note 18—Subsequent Events

        On January 3, 2012, we entered into an agreement for the sale of substantially all of the assets of WUPW-TV to WUPW, LLC, and on February 16, 2012, we completed the sale of WWHO-TV to Manhan Media, Inc., both as further described in Note 3—"Discontinued Operations".

        On January 20, 2012, we completed the redemption of our remaining Senior Subordinated Notes at par, plus accrued and unpaid interest through the redemption date as further described in Note 7—"Debt".

        On March 5, 2012, because of anticipated future debt service shortfalls at the NBCUniversal joint venture, we and GE entered into the 2012 Shortfall Funding Agreement. For further information on the 2012 Shortfall Funding Agreement see Note 15—"Commitments and Contingencies".

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 19—Unaudited Quarterly Data

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except per share data)
Net revenues	$89,719	$100,963	$97,816	$111,505
Operating income	$15,661	$23,226	$20,423	$29,794
Income from continuing operations	$1,611	$902	$3,002	$44,186
(Loss) income from discontinued operations	$(25)	$169	$109	$(1,173)
Net income attributable to LIN TV	$1,586	$1,071	$2,958	$42,962

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except per share data)
Net revenues	$89,097	$96,435	$100,931	$121,727
Operating income	$16,518	$24,785	$26,924	$43,612
Income from continuing operations	$3,660	$3,467	$8,333	$20,721
(Loss) income from discontinued operations	$(159)	$177	$(62)	$361
Net income attributable to LIN TV	$3,501	$3,644	$8,271	$21,082

Note 20—Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash paid for interest expense	$47,801	$43,680	$41,048

Cash paid for (refunded from) income taxes—continuing operations	$559	$(345)	$16

Non-cash investing activities:
Accrual for estimated shortfall loans to SVH	$4,697	$—	$6,000

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 21—Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged (Released) to Operations	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts as of December 31,
2011	$2,194	$760	$(644)	$2,310
2010	$2,225	$1,328	$(1,359)	$2,194
2009	$2,709	$763	$(1,247)	$2,225
Valuation allowance for state and federal deferred tax assets as of December 31,
2011	$59,990	$(36,568)	$—	$23,422
2010	$57,501	$2,489	$—	$59,990
2009	$59,672	$(2,171)	$—	$57,501

Schedule I—Condensed Financial Information of the Registrant

LIN TV Corp.

Condensed Balance Sheets

	Year Ended December 31,
	2011	2010
	(in thousands, except share data)
ASSETS
Investment in consolidated subsidiaries	$—	$—

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accumulated losses in excess of investment in consolidated subsidiaries	$84,632	$131,432
Stockholders' deficit:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, Issued: 34,650,169 and 32,509,759 shares as of December 31, 2011 and 2010, respectively Outstanding: 33,012,351 and 31,636,941 shares as of December 31, 2011 and 2010, respectively	309	294
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,401,726 and 23,502,059 shares as of December 31, 2011 and 2010, respectively, issued and outstanding; convertible into an equal number of shares of Class A or Class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares as of December 31, 2011 and 2010, issued and outstanding; convertible into an equal number of shares of Class A common stock	—	—
Treasury stock, 1,637,818 and 872,818 shares of Class A common stock as of December 31, 2011 and 2010, respectively, at cost	(10,598)	(7,869)
Additional paid-in-capital	1,121,589	1,109,814
Accumulated deficit	(1,157,390)	(1,205,967)
Accumulated other comprehensive loss	(38,777)	(27,939)

Total LIN TV Corp. stockholders' deficit	(84,632)	(131,432)

Total liabilities and LIN TV Corp. stockholders' deficit	$—	$—

LIN TV Corp.

Condensed Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)

Equity in income from operations of consolidated subsidiaries	$48,577	$36,498	$9,113

Net income attributable to LIN TV Corp.	$48,577	$36,498	$9,113

Basic income per common share attributable to LIN TV Corp.	$0.87	$0.68	$0.18
Diluted income per common share attributable to LIN TV Corp.	$0.85	$0.66	$0.18
Weighted-average number of common shares outstanding used in calculating basic income per common share	55,562	53,978	51,464
Weighted-average number of common shares outstanding used in calculating diluted income per common share	56,741	55,489	51,499

LIN TV Corp.

Condensed Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Operating activities:
Net income attributable to LIN TV Corp.	$48,577	$36,498	$9,113
Equity in income from operations of consolidated subsidiaries	(48,577)	(36,498)	(9,113)

Net cash provided by (used in) operating activities	—	—	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at the beginning of the period	—	—	—

Cash and cash equivalents at the end of the period	$—	$—	$—

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Financial Statements

As of December 31, 2011 and 2010 and for each of the
three fiscal periods in the years ended December 31, 2011

(And Independent Auditors' Reports)

Deloitte & Touche LLP Two World Financial Center New York, NY 10281-1414 USA Tel: + 1 212 436 2000 Fax: + 1 212 436 5000 www.deloitte.com

INDEPENDENT AUDITORS' REPORT

To the Members of Station Venture Holdings, LLC:

        We have audited the accompanying balance sheet of Station Venture Holdings, LLC (the "Company") as of December 31, 2011, and the related statements of operations, members' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such 2011 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

March 14, 2012

KPMG LLP 345 Park Avenue New York, NY 10154-0102

Independent Auditors' Report

To the Members of Station Venture Holdings, LLC:

        We have audited the accompanying balance sheet of Station Venture Holdings, LLC (a limited liability company) (the Company) as of December 31, 2010, and the related statements of operations, members' deficit, and cash flows for each of the years in the two-year period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Station Venture Holdings, LLC as of December 31, 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with U.S. generally accounting principles generally.

March 15, 2011

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Balance Sheets

December 31, 2011 and 2010

(In thousands)

	2011	2010
Assets
Current assets—cash	$63	$183
Limited partnership interest in Station Venture Operations, LP (note 2)	200,223	206,445

Total assets	$200,286	$206,628

Liabilities and Members' Deficit
Current liabilities—accrued interest payable (note 3)	$544	$544
Long-term liabilities—related-party notes payable (note 3)	850,650	836,613

Total liabilities	851,194	837,157
Commitments and contingencies (note 4)
Members' deficit	(650,908)	(630,529)

Total liabilities and members' deficit	$200,286	$206,628

See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Statements of Operations

Years ended December 31, 2011, 2010, and 2009

(In thousands)

	2011	2010	2009
Equity in income from limited partnership interest in Station Venture Operations, LP (note 2)	$47,624	$57,253	$31,100
Interest expense—related party (note 3)	(67,998)	(67,248)	(66,146)
Other (expense) income	(5)	—	12

Total other expense	(68,003)	(67,248)	(66,134)

Net loss	$(20,379)	$(9,995)	$(35,034)

See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Statements of Members' Deficit

Years ended December 31, 2011, 2010, and 2009

(In thousands)

	NBC Telemundo License LLC	LIN Television of Texas, LP	Total members' deficit
Balance at December 31, 2008	$201,370	$(786,870)	$(585,500)
Net loss	(27,894)	(7,140)	(35,034)
Distributions	—	—	—

Balance at December 31, 2009	173,476	(794,010)	(620,534)
Net loss	(7,958)	(2,037)	(9,995)
Distributions	—	—	—

Balance at December 31, 2010	165,518	(796,047)	(630,529)
Net loss	(16,226)	(4,153)	(20,379)
Distributions	—	—	—

Balance at December 31, 2011	$149,292	$(800,200)	$(650,908)

See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Statements of Cash Flows

Years ended December 31, 2011, 2010, and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(20,379)	$(9,995)	$(35,034)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income from limited partnership interest in Station Venture Operations, LP	(47,624)	(57,253)	(31,100)
Distributions from limited partnership interest in Station Venture Operations, LP	53,846	46,095	51,071
Accrued interest on related-party Shortfall Loans	1,853	1,101	—
Current liabilities	—	—	182

Net cash (used in) provided by operating activities	(12,304)	(20,052)	(14,881)
Net cash flows provided by (used in) financing activities:
Related-party Shortfall Loans	12,184	20,012	—

Decrease in cash	(120)	(40)	(14,881)
Cash at beginning of year	183	223	15,104

Cash at end of year	$63	$183	$223

Supplemental cash flow information:
Cash paid for interest	$66,146	$66,146	$65,964

See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Notes to Financial Statements

December 31, 2011, 2010, and 2009

(Dollars in thousands)

(1) Descriptions of Business and Summary of Significant Accounting Policies

(a)    Description of Business

        Station Venture Holdings, LLC ("the Company") is a Delaware limited liability company incorporated in 1998. The Company is 79.62% owned by NBC Telemundo License LLC ("NBCTL"), an indirect subsidiary of NBCUniversal Media, LLC ("NBCUniversal") and 20.38% owned by LIN Television of Texas, LP ("LIN-Texas"), a wholly owned subsidiary of LIN Television ("LIN TV") (collectively, "the Members"). Voting control of the Company is shared equally between NBCTL and LIN-Texas.

        On January 28, 2011, NBC Universal, Inc. ("NBCU"), General Electric Company ("GE") and Comcast Corporation ("Comcast") closed a transaction in which Comcast acquired control of the business of NBCU and formed a new company named NBCUniversal. Comcast now owns 51% of NBCUniversal and GE indirectly owns the remaining 49%. As a result of this transaction, on January 28, 2011, GE indemnified NBCUniversal for all liabilities incurred as a result of the term loan, or under any related credit support, risk of loss or similar arrangement in existence prior to the closing of the transaction. The impact of the acquisition (push-down accounting) is not permitted to be and has not been reflected in the Company's financial statements.

        As of December 31, 2010, NBCU was owned 87.7% by a wholly-owned subsidiary of GE, and 12.3% by a wholly-owned subsidiary of Vivendi S.A. ("Vivendi").

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

  Going Concern

        The Company currently does not anticipate that its interest in Station Venture Operations will generate sufficient cash flow to meet its interest obligations under its $815,500 term loan ("the Note") due to General Electric Capital Corporation ("GECC"), a wholly owned subsidiary of GE. As such, the Company's Members have indefinitely waived the requirement that the Company maintain debt service reserve cash balances to fund interest payments on the Note. The Company has also received support letters from GE and LIN TV stating that they each will provide funding in an amount equal to the difference between the cash available and the interest payable under the Note pursuant to the Credit Agreement dated as of March 2, 1998 through April 1, 2013 based on the proportional ownership interests of NBCTL and LIN-Texas. During the year ended December 31, 2011 and 2010, the Company received $12,184 and $20,012, respectively, from GE and LIN TV to fund interest payments on the Note (see Note 3).

        Our ability to avoid an event of default under the Note is partially contingent on the willingness and ability of GE and LIN TV to continue to fund the interest payment shortfall under the Note. Upon an event of default under the Note, GECC's recourse includes our 99.75% limited partnership interest in

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Notes to Financial Statements (Continued)

December 31, 2011, 2010, and 2009

(Dollars in thousands)

(1) Descriptions of Business and Summary of Significant Accounting Policies (Continued)

Station Venture Operations, the assets of Station Venture Operations, and after exhausting all remedies against the Company and Station Venture Operations, to LIN TV pursuant to its guarantee of the Note.

        The principal amount of the Note currently exceeds the fair value of the net assets of Station Venture Operations, and therefore our 99.75% limited partnership interest in Station Venture Operations, as of December 31, 2011. Although we do not believe there will be an event of default and therefore an acceleration of the principal amount of the Note during 2012, there can be no assurances that such an event of default will not occur.

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

(d)    Limited Partnership Interest in Station Venture Operations, LP

        The Company's limited partnership interest in Station Venture Operations is a noncontrolling investment and, accordingly, is accounted for by the equity method. NBCTL, as the General Partner, maintains all voting control in Station Venture Operations, subject to certain protective rights held by the Company.

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

December 31, 2011, 2010, and 2009

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

        Summarized balance sheets for Station Venture Operations at December 31, 2011 and 2010 are as follows:

	2011	2010
Assets
Cash	$1,610	$2,191
Accounts receivable, net and other	26,914	30,025
Property and equipment, net	16,017	15,309
Goodwill	186,169	186,169

	$230,710	$233,694

Liabilities and Partners' Capital
Accounts payable and other	$11,674	$13,589
Due to affiliates, net	16,737	11,568
Partners' capital	202,299	208,537

	$230,710	$233,694

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Notes to Financial Statements (Continued)

December 31, 2011, 2010, and 2009

(Dollars in thousands)

(2) Limited Partnership Interest in Station Venture Operations, LP (Continued)

        Summarized statements of operations for Station Venture Operations for each of the years in the three-year period ended December 31, 2011 are as follows:

	2011	2010	2009
Net revenue	$118,833	$133,222	$105,584
Other expenses, net	(71,090)	(75,826)	(74,406)

Net income	$47,743	$57,396	$31,178

Company's share of net income	$47,624	$57,253	$31,100

(3) Related-Party Notes Payable

        Related-party notes payable at December 31, 2011 and 2010 is as follows:

	2011	2010
Note Payable, dated March 2, 1998, to General Electric Capital Corp. (GECC), a wholly owned subsidiary of GE, interest payable quarterly through March 2, 2023, bearing interest at 8% until March 2, 2013 and thereafter at 9%; maturing on March 2, 2023	$815,500	$815,500
Shortfall Loans including accrued interest	35,150	21,113

Total related-party notes payable	$850,650	$836,613

        At December 31, 2011 and 2010, the Note payable of $815,500, due March 2023, represents long-term debt contributed by LIN-Texas upon formation of the Company. The Company may, without penalty, prepay this Note payable. This Note payable is guaranteed by LIN TV. Occurrence of any event of default allows GECC to increase the interest rate, accelerate payment of the loan and/or terminate future funding, in addition to the exercise of legal remedies, including foreclosing on collateral. Substantially all of the assets of Station Venture Operations are pledged to GECC as collateral.

        At December 31, 2011 and 2010, loans from GE and LIN TV to fund interest payments on the Note ("Shortfall Loans") totaled $32,196 and $20,012, respectively. Shortfall Loans are made in proportion to each Member's interest in the Company. Interest on the Shortfall Loans accrues at 8% and is payable quarterly as long as the loans remain outstanding and cash is available. The Shortfall Loans are to be repaid in the event that available cash exceeds the amount needed to pay interest on the Note to GECC, and will first be applied to the principal and then to accrued interest.

        Interest expense totaled $67,998 (including $1,853 related to the Shortfall Loans) for the year ended December 31, 2011, $67,248 (including $1,101 related to the Shortfall Loans) for the year ended December 31, 2010 and $66,146 for the year ended December 31, 2009. At December 31, 2011 and 2010, interest payable totaled $3,498 (including $2,954 related to the Shortfall Loans) and $1,645 (including $1,101 related to the Shortfall Loans), respectively.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Notes to Financial Statements (Continued)

December 31, 2011, 2010, and 2009

(Dollars in thousands)

(4) Commitments and Contingencies

        From time to time, the Company may be subject to routine litigation incidental to its business. Management believes, based in part on the advice of legal counsel, that the results of pending legal proceedings will not materially affect the Company's financial position, results of operations, or liquidity.

(5) Subsequent Events

        We evaluate subsequent events that have occurred through the date our financial statements were available to be issued. As such we have evaluated events that have occurred through March 14, 2012.

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Financial Statements

As of December 31, 2011 and 2010 and for each of the
three fiscal periods in the years ended December 31, 2011

(And Independent Auditors' Reports)

Deloitte & Touche LLP Two World Financial Center New York, NY 10281-1414 USA Tel: + 1 212 436 2000 Fax: + 1 212 436 5000 www.deloitte.com

INDEPENDENT AUDITORS' REPORT

To the Managing Director of Station Venture Operations, LP:

        We have audited the accompanying balance sheet of Station Venture Operations, LP (the "Company") as of December 31, 2011, and the related statements of operations, partners' capital and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such 2011 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year in conformity with accounting principles generally accepted in the United States of America.

March 14, 2012

KPMG LLP 345 Park Avenue New York, NY 10154-0102

Independent Auditors' Report

To the Managing Director of Station Venture Operations, LP:

        We have audited the accompanying balance sheet of Station Venture Operations, LP (a limited partnership) as of December 31, 2010, and the related statements of operations, partners' capital and cash flows for each of the years in the two-year period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Station Venture Operations, LP as of December 31, 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

March 15, 2011

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Balance Sheets

December 31, 2011 and 2010

(In thousands)

	2011	2010
Assets
Current assets:
Cash	$1,610	$2,191
Accounts receivable, less allowance for doubtful accounts of $1,092 in 2011 and $1,549 in 2010	25,971	29,053
Other assets	943	972

Total current assets	28,524	32,216
Property and equipment, net (note 2)	16,017	15,309
Goodwill	186,169	186,169

Total assets	$230,710	$233,694

Liabilities and Partners' Capital
Current liabilities:
Other current liabilities	$4,336	$6,320
Due to affiliates, net (note 3)	3,657	1,501

Total current liabilities	7,993	7,821
Long term liabilities:
Due to affiliates, net (note 3)	13,080	10,067
Other long term liabilities	7,338	7,269

Total liabilities	28,411	25,157
Commitments and contingencies (note 4)
Partners' capital	202,299	208,537

Total liabilities and partners' capital	$230,710	$233,694

See accompanying notes to financial statements.

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Statements of Operations

Years ended December 31, 2011, 2010, and 2009

(In thousands)

	2011	2010	2009
Net revenue (note 3)	$118,833	$133,222	$105,584
Operating expenses (note 3):
Technical, programming and news	48,461	49,399	50,787
Selling, general and administrative	22,889	26,561	24,609

Total operating expenses	71,350	75,960	75,396

Operating income	47,483	57,262	30,188
Other income, net (note 2)	308	284	1,078

Net income before taxes	47,791	57,546	31,266
Taxes	48	150	88

Net income after taxes	$47,743	$57,396	$31,178

See accompanying notes to financial statements.

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Statements of Partners' Capital

Years ended December 31, 2011, 2010, and 2009

(In thousands)

	Station Venture Holdings, LLC	NBC Telemundo License LLC	Total partners' capital
Balance at December 31, 2008	$215,259	2,114	$217,373
Net income	31,100	78	31,178
Distributions	(51,072)	(128)	(51,200)

Balance at December 31, 2009	195,287	2,064	197,351
Net income	57,253	143	57,396
Distributions	(46,095)	(115)	(46,210)

Balance at December 31, 2010	206,445	2,092	208,537
Net income	47,624	119	47,743
Distributions	(53,846)	(135)	(53,981)

Balance at December 31, 2011	$200,223	$2,076	$202,299

See accompanying notes to financial statements.

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Cash flow from operating activities:
Net income after taxes	$47,743	$57,396	31,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,908	2,942	3,620
Gain on sale-leaseback transaction	(251)	(251)	(251)
Loss (Gain) on disposition of property and equipment, net	316	(1)	(390)
Changes in operating assets and liabilities:
Accounts receivable, net	3,082	(2,191)	(1,556)
Other assets	29	1,468	137
Other liabilities	(2,836)	1,644	(1,078)
Due to affiliates, net	5,169	(15,265)	18,465

Net cash provided by operating activities	56,160	45,742	50,125

Cash flows from investing activities:
Proceeds on sale of property and equipment	—	—	747
Purchase of property and equipment	(2,760)	(1,722)	(1,098)

Net cash used in investing activity	(2,760)	(1,722)	(351)

Net cash flows from financing activities:
Distributions	(53,981)	(46,210)	(51,200)

Net decrease in cash	(581)	(2,190)	(1,426)
Cash at beginning of year	2,191	4,381	5,807

Cash at end of year	$1,610	$2,191	4,381

Supplemental cash flow information:
Income taxes paid	113	85	210
Non-cash investing activities:
Property and equipment included in other liabilities	1,635	820	167

See accompanying notes to financial statements.

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Notes to Financial Statements

For the three years ended, December 31, 2011, 2010, and 2009

(Dollars in thousands)

(1) Description of Business and Summary of Significant Accounting Policies

(a)    Description of Business

        Station Venture Operations, LP ("the Partnership") is a Delaware limited partnership. The Partnership operates two television stations, KNSD and KXAS. KNSD serves the San Diego, California area and KXAS serves the Dallas—Ft. Worth, Texas area. At December 31, 2011 and 2010, Station Venture Holdings, LLC ("the LLC"), a Delaware limited liability company, holds a direct 99.75% interest in the Partnership, and NBCUniversal Media, LLC ("NBCUniversal"), through its indirect subsidiary, NBC Telemundo License LLC ("NBCTL") holds an indirect interest in the Partnership of 0.25%. NBCUniversal and LIN Television of Texas, LP each hold an indirect interest in the LLC of 79.62% and 20.38%, respectively.

        On January 28, 2011, NBC Universal, Inc. ("NBCU"), General Electric Company ("GE") and Comcast Corporation ("Comcast") closed a transaction in which Comcast acquired control of the business of NBCU and formed a new company named NBCUniversal. Comcast now owns 51% of NBCUniversal and GE indirectly owns the remaining 49%. In conjunction with this transaction, on January 28, 2011, GE indemnified NBCUniversal for all liabilities of the LLC incurred as a result of the term loan, or under any related credit support, risk of loss or similar arrangement in existence prior to the closing of the transaction. The impact of the acquisition (push-down accounting) is not permitted to be and has not been reflected in the Partnership's financial statements.

        As of December 31, 2010, NBCU was owned 87.7% by a wholly owned subsidiary of GE, and 12.3% by a wholly owned subsidiary of Vivendi S.A. ("Vivendi").

        The Partnership operates under a network operating agreement with NBCUniversal. NBCTL, as general partner, manages the day-to-day operations of the Partnership, subject to certain limited approval rights granted to the limited partner, the LLC, pursuant to the Partnership's limited partnership agreement ("LP agreement"). The term of the Partnership ends March 2, 2023, unless dissolved earlier.

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

        Substantially all of the assets of the Partnership are pledged as collateral under the terms of the LLC's $815,500 term loan ("the Note") to GE Capital Corporation, a subsidiary of GE. The LLC has no source of income other than its interest in the earnings of the Partnership and the LLC believes that the Partnership's earnings may not be sufficient to meet the LLC's interest obligation under the note. As such, the LLC has received parental support letters from GE and LIN Television Corporation, stating that they each will provide funding in an amount equal to the difference between the cash available and the interest payable under the Note pursuant to the Credit Agreement dated as of March 2, 1998 through April 1, 2013 based on the proportional ownership interests of NBCTL and LIN Television of Texas, LP.

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Notes to Financial Statements (Continued)

For the three years ended, December 31, 2011, 2010, and 2009

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

(f)    Goodwill

        We assess the recoverability of our goodwill annually at the reporting unit level, or more frequently whenever events or substantive changes in circumstances indicate that the asset might be impaired. A reporting unit is the operating segment, or a business one level below that operating segment (the component level), if discrete financial information is prepared and regularly reviewed by management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. The assessment of recoverability considers if the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the carrying amount of the reporting unit's goodwill exceeds its implied fair value. The Partnership uses discounted cash flows to establish fair values. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results. When all or a portion of a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business disposed of and the portion of the reporting unit that will be retained.

(g)    Revenue Recognition

        The Partnership's primary source of revenue is television advertising and network compensation. Television advertising sales are recorded as revenue when advertisements are aired, net of provision for any

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Notes to Financial Statements (Continued)

For the three years ended, December 31, 2011, 2010, and 2009

(Dollars in thousands)

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

viewer shortfalls (makegoods) and agency commissions. NBC network compensation is recognized when the Partnership's stations broadcast specific network television programs based upon a negotiated value for each program.

(h)    Advertising

        Advertising costs are expensed as incurred. Advertising costs included in selling, general, and administrative expenses totaled $318, $347, and $181 for the years ended December 31, 2011 2010, and 2009, respectively.

(i)    Income Taxes

        The Partnership is not subject to federal income tax as the income of the partnership is taxable to its partners. For Texas Franchise Tax purposes, the Partnership is considered a taxable entity. It is expected that the Texas Franchise Tax return of the partnership will be filed on a combined basis with NBCUniversal. On the basis of an informal tax sharing agreement with NBCUniversal, the Partnership has computed its Texas Franchise Tax on a separate company basis including only its activities.

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

(k)    Fair Value of Financial Assets and Liabilities

        The carrying amounts of cash, accounts receivable, other assets, accounts payable, and other current liabilities are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

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

(m)    Use of Estimates

        Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Notes to Financial Statements (Continued)

For the three years ended, December 31, 2011, 2010, and 2009

(Dollars in thousands)

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

liabilities to prepare these financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates.

(2) Property and Equipment

        Property and equipment consists of the following:

	2011	2010
Land	$660	$660
Building and leasehold improvements	13,181	13,479
Furniture, fixtures, and equipment	41,568	46,800
Construction in progress	2,063	1,070

	57,472	62,009
Less accumulated depreciation and amortization	(41,455)	(46,700)

	$16,017	$15,309

        On March 29, 2008 the Partnership entered into a sale arrangement for four of its broadcast towers, one in Dallas and three in San Diego. The Partnership entered into a sale-leaseback agreement with one of the towers sold in San Diego. The total proceeds from the sale were $12,568, resulting in a $6,281 gain on sale of property in 2008. The Partnership recorded a deferred gain of $5,023, which will be recognized evenly over the 20-year life of the lease through 2027. During each of the years ended December 31, 2011, 2010, and 2009, total rent expense related to the sale-leaseback was $882 and $251 of deferred gain was recognized into other income.

(3) Related-party Transactions

        NBCUniversal provides the Partnership with a variety of services, including workforce, accounting, procurement and sourcing support, insurance and tax services. NBCUniversal receives a management fee equal to 6% of the aggregate broadcast cash flow, defined as operating income plus depreciation and amortization, including both amortization of tangible and intangible assets and program rights, less cash payments for program rights and capital expenditures. The Partnership records management fees in selling, general, and administrative expense in the accompanying statements of operations. Related-party transactions recorded in net revenue related primarily to network compensation arrangements with NBCUniversal or NBCU and GE and totaled $8,991, $8,469, and $9,198 for the years ended December 31, 2011, 2010, and 2009, respectively. Management fees and other related party expenses totaled $4,496, $5,681, and $$4,411 for the years ended December 31, 2011, 2010, and 2009, respectively. Payment of management fees to NBCUniversal or NBCU has been deferred since 2008. The Partnership has various operational and service agreements with NBCUniversal. The financial statement impact of these agreements is not necessarily representative of transactions with unrelated parties.

        The Partnership participates with owned and operated television stations of NBCUniversal to acquire television programming from NBCUniversal, as well as from third parties. Programming expense for

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Notes to Financial Statements (Continued)

For the three years ended, December 31, 2011, 2010, and 2009

(Dollars in thousands)

(3) Related-party Transactions (Continued)

programming acquired from NBCUniversal or NBCU was $498, $986 and $ $1,421, for the years ended December 31, 2011, 2010, and 2009, respectively.

        At December 31, 2011 and 2010, the net amount due to NBCUniversal or NBCU and GE totaled $16,737 and $11,568 respectively.

(4) Commitments and Contingencies

        The Partnership is obligated under several noncancelable operating leases for certain property and equipment. There are no contingent rental payments applicable to any of the leases. The majority of the leases provide that the Partnership pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased premises, in addition to the monthly minimum payments. Total rent expense under operating leases totaled $2,525, $2,531, and $3,101, for the years ended December 31, 2011, 2010, and 2009, respectively.

        Future minimum payments for commitments to acquire television programming, talent contracts and noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2011 are approximately:

	Progamming and talent contracts	Nonrelated parties leases	Related party leases	Total
Year ending:
2012	$14,950	$2,637	$102	$17,689
2013	11,456	2,642	79	14,177
2014	7,774	2,653	52	10,479
2015	81	2,132	8	2,221
2016	—	2,015	—	2,015
Thereafter	—	18,521	—	18,521

Total minimum payments	$34,261	$30,600	$241	$65,102

        From time to time, the Partnership may be subject to routine litigation incidental to its business. Management believes, based in part on the advice of legal counsel, that the results of pending legal proceedings will not materially affect the Partnership's financial position, results of operations, or liquidity.

(5) Subsequent Events

        We evaluate subsequent events that have occurred through the date our financial statements were available to be issued. As such we have evaluated events that have occurred through March 14, 2012.