Form 10-Q
period 2012-03-31
LIN TELEVISION CORP; LIN TV CORP.
filed 2012-05-10
CIK 931058, 1166789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

LIN TV Corp. Class A common stock, $0.01 par value, outstanding as of May 2, 2012: 32,507,339 shares

LIN TV Corp. Class B common stock, $0.01 par value, outstanding as of May 2, 2012: 23,401,726 shares.

LIN TV Corp. Class C common stock, $0.01 par value, outstanding as of May 2, 2012: 2 shares.

LIN Television Corporation common stock, $0.01 par value, outstanding as of May 2, 2012: 1,000 shares.

Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

LIN TV Corp.

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2012	2011
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,652	$18,057
Restricted cash	—	255,159
Accounts receivable, less allowance for doubtful accounts (2012 - $2,539; 2011 - $2,310)	85,211	91,093
Deferred income tax assets	6,563	4,249
Assets held for sale	1,523	3,253
Other current assets	6,666	6,090
Total current assets	112,615	377,901
Property and equipment, net	144,790	145,429
Deferred financing costs	11,166	12,472
Goodwill	122,312	122,069
Broadcast licenses and other intangible assets, net	399,194	400,081
Assets held for sale	3,735	12,505
Other assets	10,923	11,487
Total assets (a)	$804,735	$1,081,944

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$4,437	$253,856
Accounts payable	6,754	10,972
Accrued expenses	42,875	38,578
Program obligations	9,659	9,892
Liabilities held for sale	1,516	3,719
Total current liabilities	65,241	317,017
Long-term debt, excluding current portion	587,692	614,861
Deferred income tax liabilities	171,635	167,371
Program obligations	2,828	3,874
Liabilities held for sale	75	1,308
Other liabilities	52,925	58,642
Total liabilities (a)	880,396	1,163,073

Commitments and Contingencies (Note 12)

Redeemable noncontrolling interest	3,352	3,503

Stockholders’ deficit:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, Issued: 34,707,426 and 34,650,169 shares as of March 31, 2012 and December 31, 2011, respectively Outstanding: 32,913,989 and 33,012,351 shares as of March 31, 2012 and December 31, 2011, respectively	309	309
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,401,726 shares as of March 31, 2012 and December 31, 2011, issued and outstanding; convertible into an equal number of shares of class A or class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares as of March 31, 2012 and December 31, 2011, issued and outstanding; convertible into an equal number of shares of class A common stock	—	—
Treasury stock, 1,793,437 and 1,637,818 shares of class A common stock as of March 31, 2012 and December 31, 2011, respectively, at cost	(11,227)	(10,598)
Additional paid-in capital	1,123,310	1,121,589
Accumulated deficit	(1,153,124)	(1,157,390)
Accumulated other comprehensive loss	(38,516)	(38,777)
Total stockholders’ deficit	(79,013)	(84,632)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$804,735	$1,081,944

The accompanying notes are an integral part of the unaudited consolidated financial statements.

(a)          Our consolidated assets as of March 31, 2012 and December 31, 2011 include total assets of $10,375 and $10,688, respectively, of a variable interest entity (“VIE”) that can only be used to settle the obligations of the VIE. These assets include broadcast licenses and other intangible assets of $7,812 and $7,815, respectively, and program rights of $1,398 and $1,574, respectively. Our consolidated liabilities as of March 31, 2012 and December 31, 2011 include total liabilities of $2,454 and $2,721, respectively, of a VIE for which the VIE’s creditors have no recourse to the Company, including $1,584 and $1,884 of program obligations.  See further description in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies”.

LIN TV Corp.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)

Net revenues	$103,200	$89,719

Operating expenses:
Direct operating	35,157	29,933
Selling, general and administrative	28,383	25,534
Amortization of program rights	5,219	5,328
Corporate	6,746	6,483
Depreciation	6,759	6,264
Amortization of intangible assets	477	261
(Gain) loss from asset dispositions	(1)	255
Operating income	20,460	15,661

Other expense:
Interest expense, net	10,370	12,932
Share of loss in equity investments	91	613
Gain on derivative instruments	—	(620)
Loss on extinguishment of debt	2,099	142
Other (income) expense, net	(13)	1
Total other expense, net	12,547	13,068

Income before provision for income taxes	7,913	2,593
Provision for income taxes	2,798	982
Income from continuing operations	5,115	1,611
Discontinued operations:
Loss from discontinued operations, net of a loss from the sale of discontinued operations of $372 for the three months ended March 31, 2012 and a benefit from income taxes of $659 and $10 for the three months ended March 31, 2012 and 2011, respectively	(1,231)	(25)
Net income	3,884	1,586
Net loss attributable to noncontrolling interests	(382)	—
Net income attributable to LIN TV Corp.	$4,266	$1,586

Basic income per common share attributable to LIN TV Corp.:
Income from continuing operations attributable to LIN TV Corp.	$0.10	$0.03
Loss from discontinued operations, net of tax	(0.02)	—
Net income attributable to LIN TV Corp.	$0.08	$0.03

Weighted-average number of common shares outstanding used in calculating basic income per common share	56,184	54,983

Diluted income per common share attributable to LIN TV Corp.:
Income from continuing operations attributable to LIN TV Corp.	$0.10	$0.03
Loss from discontinued operations, net of tax	(0.02)	—
Net income attributable to LIN TV Corp.	$0.08	$0.03

Weighted-average number of common shares outstanding used in calculating diluted income per common share	57,512	56,545

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net income	$3,884	$1,586
Amortization of pension net loss, net of tax of $170 and $78 for the three months ended March 31, 2012 and 2011, respectively	261	119
Comprehensive income	4,145	1,705
Comprehensive loss attributable to noncontrolling interests	382	—
Comprehensive income attributable to LIN TV Corp.	$4,527	$1,705

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Stockholders’ Deficit

(unaudited)

(in thousands)

							Accumulated
	Common Stock			Treasury	Additional		Other	Total
	Class A	Class B	Class C	Stock	Paid-In	Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Amount	(at cost)	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2011	$309	$235	$—	$(10,598)	$1,121,589	$(1,157,390)	$(38,777)	$(84,632)
Amortization of pension net loss, net of tax of $170	—	—	—	—	—	—	261	261
Stock-based compensation	—	—	—	—	1,721	—	—	1,721
Purchase of LIN TV Corp. class A common stock				(629)				(629)
Net income	—	—	—	—	—	4,266	—	4,266
Balance as of March 31, 2012	$309	$235	$—	$(11,227)	$1,123,310	$(1,153,124)	$(38,516)	$(79,013)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Stockholders’ Deficit

(unaudited)

(in thousands)

							Accumulated
	Common Stock			Treasury	Additional		Other	Total
	Class A	Class B	Class C	Stock	Paid-In	Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Amount	(at cost)	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2010	$294	$235	$—	$(7,869)	$1,109,814	$(1,205,967)	$(27,939)	$(131,432)
Amortization of pension net loss, net of tax of $78	—	—	—	—	—	—	119	119
Stock-based compensation	1	—	—	—	1,847	—	—	1,848
Net income	—	—	—	—	—	1,586	—	1,586
Balance as of March 31, 2011	$295	$235	$—	$(7,869)	$1,111,661	$(1,204,381)	$(27,820)	$(127,879)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
OPERATING ACTIVITIES:
Net income	$3,884	$1,586
Loss from discontinued operations	1,231	25
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	6,759	6,264
Amortization of intangible assets	477	261
Amortization of financing costs and note discounts	561	1,029
Amortization of program rights	5,219	5,328
Program payments	(5,572)	(6,200)
Loss on extinguishment of debt	871	142
Gain on derivative instruments	—	(620)
Share of loss in equity investments	91	613
Deferred income taxes, net	2,606	850
Stock-based compensation	1,548	1,557
(Gain) loss from asset dispositions	(1)	255
Other, net	436	198
Changes in operating assets and liabilities:
Accounts receivable	5,882	7,362
Other assets	(1,250)	(5,029)
Accounts payable	(4,218)	(201)
Accrued interest expense	1,798	11,061
Other liabilities and accrued expenses	(2,665)	(2,211)
Net cash provided by operating activities, continuing operations	17,657	22,270
Net cash used in operating activities, discontinued operations	(1,140)	(176)
Net cash provided by operating activities	16,517	22,094

INVESTING ACTIVITIES:
Capital expenditures	(5,450)	(2,607)
Change in restricted cash	255,159	—
Proceeds from the sale of assets	—	40
Payments on derivative instruments	—	(644)
Shortfall loans to joint venture with NBCUniversal	(595)	—
Net cash provided by (used in) investing activities, continuing operations	249,114	(3,211)
Net cash provided by investing activities, discontinued operations	6,314	—
Net cash provided by (used in) investing activities	255,428	(3,211)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	173	290
Principal payments on long-term debt	(276,695)	(3,978)
Payment of long-term debt issue costs	(199)	(68)
Treasury stock purchased	(629)	—
Net cash used in financing activities	(277,350)	(3,756)

Net (decrease) increase in cash and cash equivalents	(5,405)	15,127
Cash and cash equivalents at the beginning of the period	18,057	11,648
Cash and cash equivalents at the end of the period	$12,652	$26,775

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Notes to Unaudited Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

LIN TV Corp. (“LIN TV”), together with its subsidiaries, including LIN Television Corporation (“LIN Television”), is a local multimedia company operating in the United States. LIN TV and its subsidiaries are affiliates of HM Capital Partners I LP (“HMC”).  In these notes, the terms “Company,” “we,” “us” or “our” mean LIN TV and all subsidiaries included in our consolidated financial statements.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to state fairly our financial position, results of operations and cash flows for the periods presented.  Certain changes in classifications have been made to prior period financial statements to conform to the current financial statement presentation.  The interim results of operations are not necessarily indicative of the results to be expected for the full year.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of our Company, our wholly-owned and majority-owned and controlled subsidiaries, and variable interest entities (“VIEs”) for which we are the primary beneficiary.  We review all local marketing agreements (“LMAs”), shared services agreements (“SSAs”) or joint sales agreements (“JSAs”), to evaluate whether consolidation of such arrangements is required.  All intercompany accounts and transactions have been eliminated.  We conduct our business through our subsidiaries and have no operations or assets other than our investment in our subsidiaries and equity-method investments.  We operate in one reportable segment.

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

We have a JSA and a SSA with WBDT Television, LLC (“WBDT”), a third party, for WBDT-TV in the Dayton, OH market. Under these agreements, we provide sales and administrative services to WBDT, have an obligation to reimburse certain of WBDT’s expenses, and we are compensated through a performance-based fee structure that provides us the benefit of certain returns from the operation of WBDT-TV.

We determined that WBDT is a VIE, and as a result of the JSA and SSA we have a variable interest in WBDT. The sole business of WBDT is the ownership and operation of WBDT-TV.  We are the primary beneficiary of that entity because of our obligation to reimburse certain of WBDT’s expenses that could result in losses that are significant to the VIE, the potential for us to participate in returns of WBDT-TV through a performance-based bonus, and our power to direct certain activities related to the operation of WBDT-TV, including its advertising sales, and certain of its programming, which significantly impact the economic performance of WBDT.  Therefore, we consolidate WBDT within our unaudited interim consolidated financial statements.

The carrying amounts and classifications of the assets and liabilities of WBDT, which have been included in our consolidated balance sheets were as follows (in thousands):

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$43	$90
Accounts receivable, net	717	789
Program rights	689	697
Total current assets	1,449	1,576
Property and equipment, net	404	419
Program rights	709	877
Broadcast licenses and other intangible assets, net	7,812	7,815
Other assets	1	1
Total assets	$10,375	$10,688

LIABILITIES
Current liabilities:
Current portion of long-term debt	$184	$184
Accounts payable	819	739
Accrued expenses	51	98
Program obligations	802	904
Total current liabilities	1,856	1,925
Long-term debt, excluding current portion	552	598
Program obligations	782	980
Other liabilities	7,185	7,185
Total liabilities	10,375	10,688

The assets of our consolidated VIE can only be used to settle the obligations of the VIE, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value.  Other liabilities of WBDT of $7.2 million, as of March 31, 2012 and December 31, 2011, reduce the carrying value of the entity, to reflect the fact that as of March 31, 2012 and December 31, 2011, LIN Television has an option, exercisable by us if the Federal Communications Commission (“FCC”) attribution rules change, to acquire the assets or membership interests of WBDT for an exercise price, which may be less than the carrying value of the tangible and intangible net assets of WBDT.

Redeemable noncontrolling interest

The following table presents changes in the redeemable noncontrolling interest related to Nami Media, Inc. (“Nami Media”), which represents a third party’s proportionate share of the interest, as further described in Note 2 — “Acquisitions”, included in our consolidated balance sheets (in thousands):

Redeemable Noncontrolling Interest
Balance as of December 31, 2011	$3,503
Net loss	(151)
Balance as of March 31, 2012	$3,352

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and the notes thereto.  Our actual results could differ from these estimates.  Estimates are used for the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization and impairment of program rights and intangible assets, stock-based compensation and other long-term incentive compensation arrangements, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, including shortfall funding liabilities to our joint venture with NBCUniversal Media, LLC (“NBCUniversal”), litigation and net assets of businesses acquired.

Net Earnings per Common Share

Basic earnings per share (“EPS”) is computed by dividing income attributable to common stockholders by the number of weighted-average outstanding shares of common stock.  Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

The following is a reconciliation of income available to common shareholders from operations and weighted-average common shares outstanding for purposes of calculating basic and diluted income per common share (in thousands):

	Three Months Ended March 31,
	2012	2011
Numerator for EPS calculation:
Income from continuing operations	$5,115	$1,611
Net loss attributable to noncontrolling interests included in continuing operations	382	—
Income from continuing operations attributable to LIN TV Corp.	5,497	1,611
Loss from discontinued operations	(1,231)	(25)
Net income attributable to LIN TV Corp.	$4,266	$1,586

Denominator for EPS calculation:
Weighted-average common shares, basic	56,184	54,983
Effect of dilutive securities:
Stock options	1,328	1,562
Weighted-average common shares, diluted	57,512	56,545

We apply the treasury stock method to measure the dilutive effect of our outstanding stock option and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation.  Potentially dilutive securities representing 1.1 million shares and 0.4 million shares of common stock for the three months ended March 31, 2012 and March 31, 2011, respectively, were excluded from the computation of diluted income per common share for these periods because their effect would have been anti-dilutive.  The net income per share amounts are the same for our class A, class B and class C common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Recently Issued Accounting Pronouncements

In September 2011, there were revisions to the accounting standard for goodwill impairment tests. A company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The revisions are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this guidance effective January 1, 2012, and it did not have an impact on our financial position or results of operations.

In June 2011, there were revisions to the accounting standard for reporting comprehensive income, which require presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  We elected to present this information in a separate statement included within the primary financial statements following our consolidated statement of operations.  The revisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively.  We adopted this guidance effective January 1, 2012, and the adoption did not have an impact on our financial position or results of operations.

In May 2011, the fair value accounting standard was amended to change fair value measurement principles and disclosure requirements.  The key changes in measurement principles include limiting the concepts of the highest and best use and valuation premise to nonfinancial assets, providing a framework for considering whether a premium or discount can be applied in a fair value measurement, and aligning the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities.  Disclosures are required for all transfers between Levels 1 and 2 within the valuation hierarchy, the use of a nonfinancial asset measured at fair value if its use differs from its highest and best use, the level in the valuation hierarchy of assets and liabilities not recorded at fair value but for which fair value is required to be disclosed, and for Level 3 measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and qualitative discussion about the sensitivity of the measurements.  We adopted this guidance effective January 1, 2012, and the adoption did not have an impact on our financial position or results of operations.

Note 2 — Acquisitions

On November 22, 2011, we acquired a 57.6% interest (a 50.1% interest calculated on a fully diluted basis) in Nami Media, a digital advertising management and technology company based in Los Angeles, CA.  Nami Media serves the growing marketplace of online traffic quality management for cost per click (“CPC”) advertising.  Our investment in Nami Media fills a niche in our growing suite of digital product offerings and furthers the goal to be advertisers’ preferred choice for multiplatform marketing opportunities.

Total cash consideration for this acquisition was $4.8 million.  In connection with the acquisition, we recognized $4.7 million of goodwill, none of which is amortizable for tax purposes.  The goodwill primarily represents the value and synergies between us and Nami Media that we expect to benefit from because we believe RMM’s existing CPC business together with Nami Media’s advertisement exchange capabilities will increase optimization, query volume and bid exchange revenues for CPC advertisements. Nami Media’s platform also facilitates expansion of our existing search engine marketing business.  We also recognized $3.6 million of finite-lived intangible assets related to completed technology with an estimated remaining useful life of 5 years.

Under the terms of our agreement with Nami Media, we agreed to purchase the remaining outstanding shares of Nami Media in 2014 if Nami Media achieves a target earnings before interest, taxes, depreciation and amortization (“EBITDA”) in 2013 as outlined in the purchase agreement. The purchase price of these shares is based on multiples of Nami Media’s 2013 net revenues and EBITDA. Our maximum potential obligation under the purchase agreement is $36.5 million. If Nami Media does not meet the target EBIDTA in 2013, we have the option to purchase the remaining outstanding shares using the same purchase price multiple, however we have no obligation to exercise that option. Our obligation to purchase the noncontrolling interest holders’ shares is outside of our control, because it is based on Nami Media’s achievement of the 2013 EBIDTA target. Therefore, the noncontrolling interest related to Nami Media as of March 31, 2012 and December 31, 2011 has been reported as redeemable noncontrolling interest and is classified as temporary equity on our consolidated balance sheets. As of the acquisition date, the fair value of the noncontrolling interest was $3.5 million, and was measured based on the purchase price for our 57.6% ownership interest and the net assets acquired as of the acquisition date.  The redeemable noncontrolling interest will be adjusted to the expected redemption amount if and when the acheivement of the 2013 EBIDTA target becomes probable.

In 2014, if we do not purchase the remaining outstanding shares of Nami Media, the noncontrolling interest holders have the right to purchase our interest in Nami Media. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the 2013 EBIDTA target is not met and we do not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to this option are included in our consolidated financial statements.

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the acquisition (in thousands):

Cash	$1,014
Current assets	1,283
Non-current assets	535
Completed technology	3,600
Goodwill	4,657
Current liabilities	(1,039)
Long-term liabilities	(1,718)
Noncontrolling interest	(3,530)
Total	$4,802

Note 3—Discontinued Operations

WWHO-TV

On February 16, 2012, we completed the sale of substantially all of the assets of WWHO-TV, our CW affiliate serving Columbus, OH, to Manhan Media, Inc.  As of March 31, 2012, no amounts related to WWHO-TV were classified as assets or liabilities held for sale on our consolidated balance sheet.  During the three months ended March 31, 2012, we recorded a loss on the sale of WWHO-TV of $0.4 million.

WUPW-TV

On January 3, 2012, we entered into an agreement for the sale of substantially all of the assets of WUPW-TV to WUPW, LLC.  Accordingly, as of December 31, 2011, we classified certain assets and liabilities associated with this station as held for sale on our consolidated balance sheets, and the operating results as discontinued operations in our consolidated statement of operations. We completed the sale of substantially all of the assets of WUPW-TV on April 21, 2012.

The carrying amounts of the assets and liabilities of this station were as follows (in thousands):

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Accounts receivable, net	$1,354	$1,921
Program rights	160	203
Other current assets	9	12
Total current assets	1,523	2,136
Property and equipment, net	1,614	1,614
Program rights	72	108
Broadcast licenses and other intangible assets, net	2,049	2,049
Total assets	$5,258	$5,907

LIABILITIES
Current liabilities:
Accounts payable	$947	$947
Accrued expenses	263	398
Program obligations	306	330
Total current liabilities	1,516	1,675
Program obligations	75	109
Total liabilities	$1,591	$1,784

The following presents summarized information for the discontinued operations as follows (in thousands):

	Three Months Ended March 31,
	2012			2011
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total
Net revenues	$486	$1,775	$2,261	$1,063	$1,857	$2,920
Operating (loss) income	$(409)	$(1,109)	$(1,518)	$(233)	$197	$(36)
Net (loss) income	$(562)	$(669)	$(1,231)	$(151)	$126	$(25)

Note 4 — Equity Investments

Joint Venture with NBCUniversal

We own an approximate 20% interest in Station Venture Holdings, LLC (“SVH”), a joint venture with NBCUniversal, and account for our interest using the equity method as we do not have a controlling interest. SVH holds a 99.75% interest in Station Venture Operations, LP (“SVO”), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture.

The following presents summarized financial information of SVH and SVO (in thousands):

	Three Months Ended March 31,
	2012	2011
SVO:
Net revenue	$29,475	$26,210
Operating expenses	(19,604)	(17,669)
Net income before taxes	9,891	8,552
Net income after taxes	9,861	8,522

SVH:
Equity in income from limited partnership interest in SVO	$9,781	$8,501
Interest and other expense	(17,139)	(16,891)
Net loss	$(7,358)	$(8,390)

Cash distributions to SVH from SVO	$13,566	$16,130
Shortfall loans from LIN Television to SVH	595	—
Shortfall loans from General Electric Company (“GE”) to SVH	2,325	—

	March 31,
	2012	2011
Shortfall loans outstanding and accrued interest payable to LIN Television from SVH	$7,894	$4,388
Shortfall loans outstanding and accrued interest payable to NBCUniversal and GE from SVH	30,842	17,144

In 2008, we recorded an impairment charge that reduced the carrying value of our investment in SVH to $0. At the SVO level, there continues to exist net equity of which we have a proportional share.  Subsequent to the reduction of the SVH carrying value to $0, and as a result of our guarantee of the debt financing provided by General Electric Capital Corporation (“GECC”) of SVH as further described in Note 12 — “Commitments and Contingencies”, we continue to track our share of the income or loss of SVH, but currently are not recording such loss in our financial statements until, or unless, our commitments to fund losses exceeds previously recognized impairment charges.  When SVH generates income, we will begin recording our proportionate share of such income once it exceeds the operating losses not previously recognized in our financial statements.

We recognize shortfall funding liabilities when it is probable and estimable that there will be a shortfall at the SVH level requiring funding from us, and only when we have reached or intend to reach a shortfall funding agreement covering the period for which we estimate debt service shortfalls to occur, as further described in Note 12—“Commitments and Contingencies”.  As of December 31, 2011, we had a shortfall liability of $4.1 million recognized for any potential shortfall loans to the joint venture during 2012 and into 2013.  During the three months ended March 31, 2012, pursuant to the shortfall funding agreement with GE as further described in Note 12 — “Commitments and Contingencies”, we funded a shortfall loan in the principal amount of $0.6 million representing our approximate 20% share of first quarter 2012 debt service shortfalls, and GE funded a shortfall loan in the principal amount of $2.3 million in respect of its approximate 80% share of first quarter 2012 debt service shortfalls.  As of March 31, 2012, we have a remaining accrued shortfall liability of $3.5 million for any potential shortfall loans during 2012 and into 2013. We believe that cash shortfalls beyond the amounts currently accrued are not probable. However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party’s debt service shortfall obligation.

During the three months ended March 31, 2011, we recognized shortfall liabilities of $0.6 million. Because of uncertainty surrounding the joint venture’s ability to repay shortfall loans, we concluded that it was more likely than not that the amount recognized for accrued shortfall loans of $0.6 million would not be recovered within a reasonable period of time.  Accordingly, during the three months ended March 31, 2011, we recognized a charge of $0.6 million, to reflect the impairment of the shortfall loans, which was classified as share of loss in equity investments in our consolidated statement of operations.

All amounts receivable under the shortfall loans, and all accrued interest due from the joint venture, are carried at zero on our consolidated balance sheets.  Should there be sufficient evidence in the future to suggest that collectability of the shortfall loans and accrued interest is reasonably certain, we would reverse the previously recognized impairment charges, reestablish notes receivable for all previously funded and accrued shortfall loans to the joint venture, and establish accrued interest receivable for all previously funded shortfall loans to the joint venture.

Note 5 — Intangible Assets

The following table summarizes the carrying amounts of intangible assets (in thousands):

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$122,312	$—	$122,069	$—
Broadcast licenses	390,826	—	390,826	—
Intangible assets subject to amortization (1)	18,553	(10,185)	18,963	(9,708)
Total	$531,691	$(10,185)	$531,858	$(9,708)

(1)

Intangible assets subject to amortization are amortized on a straight line basis and primarily include acquired customer relationships, completed technology, brand names, non-compete agreements, internal-use software, favorable operating leases, retransmission consent agreements and network affiliations.

There were no events during the three months ended March 31, 2012 and March 31, 2011 that warranted an interim impairment test of our indefinite-lived intangible assets, including goodwill.

Note 6 — Debt

We guarantee all of LIN Television’s debt.  All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility and 8 3/8% Senior Notes (the “Senior Notes”), on a joint-and-several basis.

Debt consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Senior Secured Credit Facility:
Revolving credit loans	$10,000	$35,000
$125,000 Term loans, net of discount of $582 and $604 as of March 31, 2012 and December 31, 2011, respectively	124,418	124,396
$259,350 and $260,000 Incremental term loans, net of discount of $2,513 and $2,594 as of March 31, 2012 and December 31, 2011, respectively	256,837	257,406
8 3/8% Senior Notes due 2018	200,000	200,000
6½% Senior Subordinated Notes due 2013	—	166,773
$85,426 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $1,228 as of December 31, 2011	—	84,198
Other debt	874	944
Total debt	592,129	868,717
Less current portion	4,437	253,856
Total long-term debt	$587,692	$614,861

During the three months ended March 31, 2012 we paid $0.7 million of principal on the incremental term loans related to mandatory quarterly payments under our senior secured credit facility.  On January 20, 2012, we completed the redemption of $251.0 million, net of a discount of $1.2 million, of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes — Class B using the proceeds of an incremental term loan funded in December 2011.  As a result of this redemption, we recorded a loss on extinguishment of debt of $2.1 million associated with a write-down of deferred financing fees and unamortized discount to our consolidated statement of operations during the three months ended March 31, 2012.

The fair values of our long-term debt are estimated based on Level 2 inputs of the three-level fair value hierarchy, including quoted market prices for the same issues, or based on the current rates offered to us for our debt.  The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	March 31, 2012	December 31, 2011
Carrying amount	$592,129	$868,717
Fair value	601,771	860,164

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

During the three months ended March 31, 2011, we recorded a gain on derivative instruments of $0.6 million related to an interest rate hedge we entered into to hedge a notional amount of the declining balances of our term loans under our 2009 senior secured credit facility, which we terminated on October 26, 2011 concurrent with our entry into our new senior secured credit facility.  The interest rate hedge expired on November 4, 2011, and therefore no amounts related to this hedge are included in our consolidated financial statements as of, and during the three months ended, March 31, 2012.

As of March 31, 2012, we have a derivative outstanding with a fair value of zero as further described in Note 2 - “Acquisitions”.

Note 8 — Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis.  The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the three-level fair value hierarchy as of March 31, 2012 and December 31, 2011 (in thousands):

	Quoted prices in active markets	Significant observable inputs
	(Level 1)	(Level 2)	Total
March 31, 2012:
Assets:
Deferred compensation related investments	$594	$1,854	$2,448

Liabilities:
Deferred compensation related liabilities	$2,426	$—	$2,426

December 31, 2011:
Assets:
Deferred compensation related investments	$552	$1,405	$1,957

Liabilities:
Deferred compensation related liabilities	$1,904	$—	$1,904

As of the dates presented, we had no financial assets or liabilities recorded at fair value for which the fair value was determined using Level 3 of the fair value hierarchy.  The fair value of our deferred compensation related investments is based on the cash surrender values of life insurance policies underlying our supplemental income deferral plan, as well as the fair value of the investments selected by employees.  The fair value of our deferred compensation related liabilities is determined based on the fair value of the investments selected by employees.

Note 9 — Retirement Plans

The following table shows the components of the net periodic pension cost (benefit) and the contributions to our 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended March 31,
	2012	2011
Net periodic pension cost (benefit):
Interest cost	$1,364	$1,495
Expected return on plan assets	(1,549)	(1,700)
Amortization of net loss	431	197
Net periodic pension cost (benefit):	$246	$(8)
Contributions:
401(k) Plan	$1,078	$914
Defined contribution retirement plans	137	30
Defined benefit retirement plans	825	1,500
Total contributions	$2,040	$2,444

We expect to make contributions of approximately $6.3 million to our defined benefit retirement plans during the remainder of 2012.  See Note 11 — “Retirement Plans” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2011 (“10-K”) for a full description of our retirement plans.

Note 10 — Restructuring

During the three months ended March 31, 2012, we recorded a restructuring charge of $1.4 million for severance and related costs for headcount reductions at WWHO-TV and WUPW-TV as a result of the divestitures of these stations as further described in Note 3 — “Discontinued Operations”.  During the three months ended March 31, 2012, we made cash payments of $0.1 million related to these restructuring actions and expect to make cash payments of $1.3 million during the remainder of 2012.

During the year ended December 31, 2011, we recorded a restructuring charge of $0.7 million as a result of the consolidation of certain activities at our stations and our corporate headquarters.  As of December 31, 2011, we had a remaining accrual of $0.5 million related to these restructuring actions.  During the three months ended March 31, 2012, we made cash payments of $0.2 million related to these restructuring actions and expect to make cash payments of $0.3 million during the remainder of 2012.

The activity for these restructuring charges are as follows (in thousands):

Severance and Related
Balance as of December 31, 2011	$515
Charges	1,433
Payments	(337)
Balance as of March 31, 2012	$1,611

Note 11 — Income Taxes

We recorded a provision for income taxes of $2.8 million and $1.0 million for the three months ended March 31, 2012 and March 31, 2011, respectively.  The increase in the tax provision was primarily a result of the increase in income from operations before taxes as compared to the same period last year. Our effective income tax rate was 35.4% and 38.0% for the three months ended March 31, 2012 and March 31, 2011, respectively.  The decrease in the effective income tax rate was primarily a result of an increase in operating profit before taxes, which decreased the percentage impact of certain permanent book to tax differences and other rate reconciliation items.

Note 12 — Commitments and Contingencies

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

In January 2011, Comcast Corporation acquired control of the business of NBCUniversal and now owns and controls 51% of NBCUniversal, LLC, while a wholly-owned subsidiary of GE owns the remaining 49%.  GECC remains a wholly-owned subsidiary of GE.

In light of the adverse effect of the economic downturn on the joint venture’s operating results, in 2009 we entered into an agreement with NBCUniversal covering the period from March 6, 2009 through April 1, 2010 (the “Original Shortfall Funding Agreement”), and in 2010, an agreement covering the period from April 2, 2010 through April 1, 2011 (“2010 Shortfall Funding Agreement”).  These agreements provided that: (i) we and NBCUniversal waived the requirement that the joint venture maintain debt service reserve cash balances of at least $15 million; (ii) the joint venture would use a portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note in 2009 and 2010; (iii) NBCUniversal agreed to defer its receipt of 2008, 2009 and 2010 management fees; and (iv) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBCUniversal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.

Because of anticipated future cash shortfalls at the joint venture, in 2011 we and GE entered into an agreement (the “2011 Shortfall Funding Agreement”) covering the period from April 2, 2011 through April 1, 2012, and in 2012, an agreement (the “2012 Shortfall Funding Agreement”) covering the period from April 2, 2012 to April 1, 2013.  Under the terms of the 2011 Shortfall Funding Agreement and 2012 Shortfall Funding Agreement, we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2013, we and GE would each provide the joint venture with a shortfall loan.  Shortfall loans funded by us under the 2011 Shortfall Funding Agreement and 2012 Shortfall Funding Agreement are calculated on the basis of our percentage of economic interest in the joint venture, and GE’s share of shortfall loans are calculated on the basis of NBCUniversal’s percentage of economic interest in the joint venture.  Solely to enable the joint venture with NBCUniversal to obtain shortfall loans from GE under shortfall funding agreements, in 2011 the joint venture (i) amended its credit agreement with GECC, (ii) amended the LLC Agreement governing the operation of the joint venture, and (iii) received the consent of Comcast Corporation to the terms and conditions on which GE provides its proportionate share of any joint venture debt service shortfall under the 2011 Shortfall Funding Agreement.  GE’s obligation to fund shortfall loans under the 2012 Shortfall Funding Agreement is conditioned upon the receipt of the consent of Comcast Corporation to the terms and conditions on which GE provides its proportionate share of any shortfall; provided that Comcast’s consent may not be unreasonably withheld.  NBCUniversal acknowledged and agreed to the terms of the 2011 Shortfall Funding Agreement and 2012 Shortfall Funding Agreement.

Under the terms of the joint venture’s TV Master Service Agreement with NBCUniversal, management fees owed by the joint venture to NBCUniversal will continue to accrue, but are not payable if any existing joint venture shortfall loans remain outstanding.

We recognize shortfall funding liabilities to the joint venture on our consolidated balance sheets when those liabilities become both probable and estimable.  These liabilities become probable and estimable when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur, and for periods beyond joint venture management’s forecast, we develop our own internal estimates of debt service shortfalls.  Additionally, we accrue shortfall funding liabilities only when we have reached or intend to reach a shortfall funding agreement covering the period for which we estimate debt service shortfalls to occur.

As of December 31, 2011, we had a shortfall liability of $4.1 million recognized for any potential shortfall loans to the joint venture during 2012 and into 2013.  During the three months ended March 31, 2012, pursuant to the 2011 Shortfall Funding Agreement with GE, we funded shortfall loans in the principal amount of $0.6 million representing our approximate 20% share of first quarter 2012 debt service shortfalls, and GE funded shortfall loans in the principal amount of $2.3 million in respect of its approximate 80% share of first quarter 2012 debt service shortfalls.  As of March 31, 2012, we have a remaining accrued shortfall liability of $3.5 million for any potential shortfall loans during 2012 and into 2013.  We believe that cash shortfalls beyond the amounts currently accrued are not probable. However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party’s debt service shortfall obligation.

Our ability to honor our shortfall loan obligations under the 2012 Shortfall Funding Agreement is limited by certain covenants contained in our senior secured credit facility and the indenture governing our Senior Notes.  Based on our 2012 and 2013 estimate of debt service shortfalls at the joint venture, and our forecast of total leverage and consolidated EBITDA during 2012 and into 2013, we expect to have the capacity within these restrictions to provide funding to the joint venture for the $3.5 million accrued shortfall liability.  As of March 31, 2012, we had availability under applicable debt covenants to fund future shortfall loans as follows: (i) $48.3 million of availability under our senior secured credit facility, and (ii) $162.0 million of availability under the indenture governing our Senior Notes.

The possibility exists that debt service shortfalls at the joint venture could exceed current expectations, including the possibility that neither GE nor NBCUniversal will continue to fund a share of such debt service shortfall loans after April 1, 2013.  Should circumstances arise in which we desire to make shortfall loans to the joint venture in excess of the limitations imposed by the covenants contained in our senior secured credit facility or the indenture governing our Senior Notes, we could seek an amendment or waiver of such limitations, but there is no assurance that we would be able to obtain such amendment or waiver on a timely basis, or at all, or on terms satisfactory to us.  If we are unable to make shortfall payments, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default.

An event of default under the GECC Note would occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due, or fails to pay the principal amount on the maturity date in 2023.  If an event of default occurs, GECC could accelerate the maturity of the entire amount due under the GECC Note.  Other than upon the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBCUniversal and LIN TV.  Upon an event of default under the GECC Note, GECC’s only recourse would be to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the full amount of the GECC Note.

Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined upon occurrence of the following events: (i) there is an event of default; (ii) the default is not remedied; and (iii) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of, plus any accrued and unpaid interest due under the GECC Note.  Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between (i) the total amount at which the joint venture’s assets were sold and (ii) the principal amount of, plus any accrued and unpaid interest due under the GECC Note.  As of December 31, 2011, we estimated the fair value of the television stations in the joint venture to be approximately $118 million less than the outstanding principal balance of the GECC Note of $815.5 million.

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

•

GECC’s initiation of proceedings against LIN TV under the guarantee could result in a change of control or other material adverse consequences to LIN Television, which could cause an acceleration of LIN Television’s senior secured credit facility and other outstanding indebtedness; and

•

if the GECC Note is prepaid because of an acceleration on default or otherwise, or if LIN TV is released from its obligation, LIN TV would realize a substantial tax gain of approximately $815.5 million related to its deferred gain associated with the formation of the joint venture. This amount of gain, exclusive of any potential utilization of net operating loss carryforwards or other unrealized capital losses, would be subject to U.S. Federal and various State tax rates of 35% and approximately 1% (net of Federal benefit), respectively.

Litigation

We are involved in various legal claims and disputes in the ordinary course of our business.  As such, we accrue for such liabilities when it is both (i) probable that a loss has occurred and (ii) the amount of the loss can be reasonably estimated.  We evaluate, on a quarterly basis, developments affecting various legal claims and disputes that could cause an increase or decrease in the amount of the liability that has been previously accrued.  It is possible that we could incur losses in excess of any amounts accrued.  While management does not anticipate any such loss would have a material adverse impact on our consolidated financial position, it is possible that the final outcome could have a material impact on our results of operations or cash flows in any given period.

Note 13 — Related Party

We have a non-controlling investment in an interactive service provider that hosts our web sites.  We incurred charges of $0.9 million and $0.7 million for web hosting services and web site development and customization from the provider during the three months ended March 31, 2012 and March 31, 2011, respectively.  Additionally, we made cash payments of $0.5 million and $0.7 million to the provider for web hosting services and web site development and customization during the three months ended March 31, 2012 and March 31, 2011, respectively.

Note 14 — Subsequent Events

On April 21, 2012, we completed the sale of substantially all of the assets of WUPW-TV to WUPW, LLC.

On May 4, 2012, LIN Television entered into an asset purchase agreement with affiliates and subsidiaries of New Vision Television, LLC (“New Vision”) to acquire the assets of 13 network affiliates in eight markets for $330.4 million and the assumption of $12 million of debt.  LIN Television also agreed to provide certain services to five separately owned network affiliates currently served by New Vision pursuant to sharing arrangements with a third-party licensee upon the closing of the transaction.  Pursuant to the terms of the purchase agreement, we deposited $33.5 million into an escrow account, which will be applied to the payment of the purchase price at closing.  We intend to fund the remaining purchase price due at closing with a combination of a draw against LIN Television’s revolving credit facility and newly incurred debt.  In addition, on May 4, 2012, LIN Television entered into a commitment letter pursuant to which JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC have committed to provide up to $265 million under a senior unsecured bridge loan facility which, if entered into, would be utilized in connection with the acquisition.  The bridge loan facility would be guaranteed by each of LIN Television’s wholly-owned subsidiaries and would initially bear an annual interest rate equal to LIBOR plus 6.50%.  The closing of the acquisition, which is expected to occur in late 2012, is subject to regulatory approvals and other closing conditions, including the approval of the FCC and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Note 15 — Condensed Consolidating Financial Statements:

LIN Television, a 100% owned subsidiary of LIN TV Corp., is the primary obligor of our senior secured credit facility and our Senior Notes, which are further described in Note 6—“Debt”.  LIN TV fully and unconditionally guarantees all of LIN Television’s debt on a joint-and-several basis.  Additionally, all of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility and Senior Notes on a joint-and-several basis, subject to customary release provisions.  There are certain contractual restrictions on LIN Television’s ability to obtain funds in the form of dividends or loans from the non-guarantor subsidiaries.

The following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows of LIN TV, LIN Television, as the issuer, the guarantor subsidiaries, and the non-guarantor subsidiaries of LIN Television and the elimination entries necessary to consolidate or combine the issuer with the guarantor and non-guarantor subsidiaries.  These statements are presented in accordance with the disclosure requirements under SEC Regulation S-X Rule 3-10.

Condensed Consolidating Balance Sheet

As of March 31, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$11,492	$636	$524	$—	$12,652
Accounts receivable, net	—	57,835	24,565	2,811	—	85,211
Deferred income tax assets	—	2,837	3,679	47	—	6,563
Assets held for sale	—	—	1,523	—	—	1,523
Other current assets	—	4,918	800	948	—	6,666
Total current assets	—	77,082	31,203	4,330	—	112,615
Property and equipment, net	—	102,290	41,145	1,355	—	144,790
Deferred financing costs	—	11,166	—	—	—	11,166
Goodwill	—	99,137	18,518	4,657	—	122,312
Broadcast licenses and other intangible assets, net	—	1,473	386,522	11,199	—	399,194
Deferred income tax assets	—	99,968	—	—	(99,968)	—
Assets held for sale	—	—	3,735	—	—	3,735
Advances to consolidated subsidiaries	—	11,227	1,375,983	—	(1,387,210)	—
Investment in consolidated subsidiaries	—	1,565,799	—	—	(1,565,799)	—
Other assets	—	14,769	2,643	696	(7,185)	10,923
Total assets	$—	$1,982,911	$1,859,749	$22,237	$(3,060,162)	$804,735

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$4,162	$—	$275	$—	$4,437
Accounts payable	—	4,708	1,582	464	—	6,754
Accrued expenses	—	27,984	14,593	298	—	42,875
Program obligations	—	7,283	1,574	802	—	9,659
Liabilities held for sale	—	—	1,516	—	—	1,516
Total current liabilities	—	44,137	19,265	1,839	—	65,241
Long-term debt, excluding current portion	—	587,096	—	596	—	587,692
Deferred income tax liabilities	—	—	270,582	1,021	(99,968)	171,635
Program obligations	—	1,863	183	782	—	2,828
Liabilities held for sale	—	—	75	—	—	75
Intercompany liabilities	—	1,375,983	8,503	2,724	(1,387,210)	—
Accumulated losses in excess of investment in consolidated subsidiaries	79,013	—	—	—	(79,013)	—
Other liabilities	—	52,845	80	7,185	(7,185)	52,925
Total liabilities	79,013	2,061,924	298,688	14,147	(1,573,376)	880,396

Redeemable noncontrolling interest	—	—	—	3,352	—	3,352

Total stockholders’ (deficit) equity	(79,013)	(79,013)	1,561,061	4,738	(1,486,786)	(79,013)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity (deficit)	$—	$1,982,911	$1,859,749	$22,237	$(3,060,162)	$804,735

Condensed Consolidating Balance Sheet

As of December 31, 2011

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$16,571	$653	$833	$—	$18,057
Restricted cash	—	255,159	—	—	—	255,159
Accounts receivable, net	—	62,741	25,470	2,882	—	91,093
Deferred income tax assets	—	3,008	1,160	81	—	4,249
Assets held for sale	—	1,117	2,136	—	—	3,253
Other current assets	—	5,765	285	40	—	6,090
Total current assets	—	344,361	29,704	3,836	—	377,901
Property and equipment, net	—	103,091	41,444	894	—	145,429
Deferred financing costs	—	12,472	—	—	—	12,472
Goodwill	—	99,137	18,518	4,414	—	122,069
Broadcast licenses and other intangible assets, net	—	1,532	386,756	11,793	—	400,081
Deferred income tax assets	—	100,914	—	—	(100,914)	—
Assets held for sale	—	8,734	3,771	—	—	12,505
Advances to consolidated subsidiaries	—	10,027	1,360,824	—	(1,370,851)	—
Investment in consolidated subsidiaries	—	1,551,521	—	—	(1,551,521)	—
Other assets	—	13,937	3,169	1,566	(7,185)	11,487
Total assets	$—	$2,245,726	$1,844,186	$22,503	$(3,030,471)	$1,081,944

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$253,571	$—	$285	$—	$253,856
Accounts payable	—	7,771	2,550	651	—	10,972
Accrued expenses	—	27,541	10,713	324	—	38,578
Program obligations	—	8,472	1,324	96	—	9,892
Liabilities held for sale	—	2,044	1,675	—	—	3,719
Total current liabilities	—	299,399	16,262	1,356	—	317,017
Long-term debt, excluding current portion	—	614,202	—	659	—	614,861
Deferred income tax liabilities	—	—	266,820	1,465	(100,914)	167,371
Program obligations	—	1,375	712	1,787	—	3,874
Liabilities held for sale	—	1,199	109	—	—	1,308
Intercompany liabilities	—	1,360,824	8,416	1,611	(1,370,851)	—
Accumulated losses in excess of investment in consolidated subsidiaries	84,632	—	—	—	(84,632)	—
Other liabilities	—	53,359	5,052	7,416	(7,185)	58,642
Total liabilities	84,632	2,330,358	297,371	14,294	(1,563,582)	1,163,073

Redeemable noncontrolling interest	—	—	—	3,503	—	3,503

Total stockholders’ (deficit) equity	(84,632)	(84,632)	1,546,815	4,706	(1,466,889)	(84,632)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity (deficit)	$—	$2,245,726	$1,844,186	$22,503	$(3,030,471)	$1,081,944

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net revenues	$—	$67,329	$34,937	$1,697	$(763)	$103,200

Operating expenses:
Direct operating	—	21,163	13,392	1,360	(758)	35,157
Selling, general and administrative	—	18,686	9,306	510	(119)	28,383
Amortization of program rights	—	3,679	1,367	173	—	5,219
Corporate	—	6,336	410	—	—	6,746
Depreciation	—	4,833	1,868	58	—	6,759
Amortization of intangible assets	—	60	233	184	—	477
Loss from asset dispositions	—	(1)	—	—	—	(1)
Operating income	—	12,573	8,361	(588)	114	20,460

Other expense (income):
Interest expense, net	—	10,364	—	15	(9)	10,370
Share of loss in equity investments	—	91	—	—	—	91
Loss on extinguishment of debt	—	2,099	—	—	—	2,099
Intercompany fees and expenses	—	16,310	(16,310)	—	—	—
Other, net	—	(14)	1	—	—	(13)
Total other expense (income), net	—	28,850	(16,309)	15	(9)	12,547

(Loss) income from continuing operations before taxes and equity in income (loss) from operations of consolidated subsidiaries	—	(16,277)	24,670	(603)	123	7,913
(Benefit from) provision for income taxes	—	(6,825)	9,868	(245)	—	2,798
Net (loss) income from continuing operations	—	(9,452)	14,802	(358)	123	5,115
(Loss) income from discontinued operations, net	—	(560)	(664)	—	(7)	(1,231)
Equity in income (loss) from operations of consolidated subsidiaries	4,266	14,278	—	—	(18,544)	—
Net income (loss)	4,266	4,266	14,138	(358)	(18,428)	3,884
Net loss attributable to noncontrolling interests	—	—	—	(382)	—	(382)
Net income (loss) attributable to LIN TV Corp.	$4,266	$4,266	$14,138	$24	$(18,428)	$4,266

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net income (loss)	$4,266	$4,266	$14,138	$(358)	$(18,428)	$3,884
Amortization of pension net loss, net of tax of $170	261	261	—	—	(261)	261
Comprehensive income (loss)	4,527	4,527	14,138	(358)	(18,689)	4,145
Comprehensive loss attributable to noncontrolling interests	—	—	—	382	—	382
Comprehensive income (loss) attributable to LIN TV Corp.	$4,527	$4,527	$14,138	$24	$(18,689)	$4,527

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2011

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net revenues	$—	$60,414	$30,281	$25	$(1,001)	$89,719

Operating expenses:
Direct operating	—	18,690	11,780	12	(549)	29,933
Selling, general and administrative	—	16,848	8,797	13	(124)	25,534
Amortization of program rights	—	3,907	1,421	—	—	5,328
Corporate	—	6,072	411	—	—	6,483
Depreciation	—	4,655	1,609	—	—	6,264
Amortization of intangible assets	—	18	243	—	—	261
Loss from asset dispositions	—	255	—	—	—	255
Operating income	—	9,969	6,020	—	(328)	15,661

Other expense (income):
Interest expense, net	—	12,932	—	—	—	12,932
Share of loss in equity investments	—	35	578	—	—	613
Gain on derivative instruments	—	(620)	—	—	—	(620)
Loss on extinguishment of debt	—	142	—	—	—	142
Intercompany fees and expenses	—	16,310	(16,310)	—	—	—
Other, net	—	1	—	—	—	1
Total other expense (income), net	—	28,800	(15,732)	—	—	13,068

(Loss) income from continuing operations before taxes and equity in income (loss) from operations of consolidated subsidiaries	—	(18,831)	21,752	—	(328)	2,593
(Benefit from) provision for income taxes	—	(7,719)	8,701	—	—	982
Net (loss) income from continuing operations	—	(11,112)	13,051	—	(328)	1,611
(Loss) income from discontinued operations, net	—	(152)	127	—	—	(25)
Equity in income (loss) from operations of consolidated subsidiaries	1,586	12,850	—	—	(14,436)	—
Net income (loss)	$1,586	$1,586	$13,178	$—	$(14,764)	$1,586

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2011

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net income (loss)	$1,586	$1,586	$13,178	$—	$(14,764)	$1,586
Amortization of pension net loss, net of tax of $78	119	119	—	—	(119)	119
Comprehensive income (loss)	$1,705	$1,705	$13,178	$—	$(14,883)	$1,705

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities, continuing operations	$—	$14,019	$4,148	$(517)	$7	$17,657
Net cash used in operating activities, discontinued operations	—	(486)	(647)	—	(7)	(1,140)
Net cash provided by (used in) operating activities	—	13,533	3,501	(517)	—	16,517

INVESTING ACTIVITIES:
Capital expenditures	—	(3,362)	(1,569)	(519)	—	(5,450)
Change in restricted cash	—	255,159	—	—	—	255,159
Shortfall loan to joint venture with NBCUniversal	—	(595)	—	—	—	(595)
Advances to consolidated subsidiaries	—	(800)	—	—	800	—
Payments from consolidated subsidiaries	—	1,950	—	—	(1,950)	—
Net cash provided by (used in) investing activities, continuing operations	—	252,352	(1,569)	(519)	(1,150)	249,114
Net cash provided by investing activities, discontinued operations	—	6,314	—	—	—	6,314
Net cash provided by (used in) investing activities	—	258,666	(1,569)	(519)	(1,150)	255,428

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	—	173	—	—	—	173
Principal payments on long-term debt	—	(276,622)	—	(73)	—	(276,695)
Payment of long-term debt issue costs	—	(199)	—	—	—	(199)
Treasury stock purchased	—	(629)	—	—	—	(629)
Proceeds from intercompany borrowings	—	—	—	800	(800)	—
Payments on intercompany borrowings	—	—	(1,950)	—	1,950	—
Net cash (used in) provided by financing activities	—	(277,277)	(1,950)	727	1,150	(277,350)

Net decrease in cash and cash equivalents	—	(5,078)	(18)	(309)	—	(5,405)
Cash and cash equivalents at the beginning of the period	—	16,571	653	833	—	18,057
Cash and cash equivalents at the end of the period	$—	$11,493	$635	$524	$—	$12,652

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
OPERATING ACTIVITIES:
Net cash provided by operating activities, continuing operations	$—	$21,180	$1,085	$5	$—	$22,270
Net cash (used in) provided by operating activities, discontinued operations	—	(323)	147	—	—	(176)
Net cash provided by operating activities	—	20,857	1,232	5	—	22,094

INVESTING ACTIVITIES:
Capital expenditures	—	(1,419)	(1,188)	—	—	(2,607)
Proceeds from the sale of assets	—	40	—	—	—	40
Payments on derivative instruments	—	(644)	—	—	—	(644)
Net cash used in investing activities, continuing operations	—	(2,023)	(1,188)	—	—	(3,211)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	—	290	—	—	—	290
Principal payments on long-term debt	—	(3,978)	—	—	—	(3,978)
Payment of long-term debt issue costs	—	(68)	—	—	—	(68)
Net cash used in financing activities, continuing operations	—	(3,756)	—	—	—	(3,756)

Net increase in cash and cash equivalents	—	15,078	44	5	—	15,127
Cash and cash equivalents at the beginning of the period	—	11,200	448	—	—	11,648
Cash and cash equivalents at the end of the period	$—	$26,278	$492	$5	$—	$26,775

LIN TV Corp.

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note about Forward-Looking Statements

This report contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under this caption Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe them to be reasonable, are inherently uncertain.  Therefore, you should not place undue reliance upon such estimates and statements.  We cannot assure you that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those discussed under the caption Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 (“10-K”).

Many of these factors are beyond our control.  Forward-looking statements contained herein speak only as of the date hereof.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Executive Summary

We operate or service 32 network affiliates, more than 50 television and niche web sites, and a growing suite of mobile products in 15 U.S. markets, with multiple network-affiliates in 12 markets.  Our operating revenues are primarily derived from the sale of advertising time to local, national and political advertisers.  Additional, but less significant revenues are generated from our television station web sites, retransmission consent fees, interactive revenues and other revenues.

During the three months ended March 31, 2012, net revenues were $103.2 million compared to $89.7 million for the same period in 2011.  The $13.5 million increase in net revenues compared to the prior year is due to a $9.4 million increase in local revenues, which includes net local advertising sales, retransmission consent fees and television station web site revenues, and a $2.0 million increase in both net political advertising sales and interactive revenues, which includes advertising and media services revenues from RMM and Nami Media, Inc. (“Nami Media”).

On January 20, 2012, we completed the redemption of $251.0 million, net of a discount of $1.2 million, of our 6½% Senior Subordinated Notes and our 6½% Senior Subordinated Notes — Class B (“Senior Subordinated Notes”), and as of that date, there were no Senior Subordinated Notes outstanding.  We used proceeds from an incremental term loan under our senior secured credit facility and cash on hand to fund the aggregate redemption price.

During the three months ended March 31, 2012, we made a shortfall loan in the principal amount of $0.6 million, representing our approximate 20% share of first quarter 2012 debt service shortfalls.  As of March 31, 2012, we have an accrued shortfall funding liability of $3.5 million for our approximate 20% share of debt service shortfalls that we expect to fund during 2012 and into 2013.  We believe that cash shortfalls beyond the amounts currently accrued are not probable.  Actual cash shortfalls at the joint venture could vary from our current estimates.

On February 16, 2012, we completed the sale of substantially all of the assets of WWHO-TV in Columbus, OH to Manhan Media, Inc.  On April 21, 2012, we completed the sale of substantially all of the assets of WUPW-TV in Toledo, OH to WUPW, LLC.  For further information see Note 3—“Discontinued Operations”.

On May 4, 2012, LIN Television entered into an asset purchase agreement with affiliates and subsidiaries of New Vision Television, LLC (“New Vision”) to acquire the assets of 13 network affiliates in eight markets for $330.4 million and the assumption of $12 million of debt.  LIN Television also agreed to provide certain services to five separately owned network affiliates currently served by New Vision pursuant to sharing arrangements with a third-party licensee upon the closing of the transaction.  The closing of the acquisition, which is expected to occur in late 2012, is subject to regulatory approvals and other closing conditions, including the approval of the FCC and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  For further information see Note 14 — “Subsequent Events”.

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

Recent Accounting Pronouncements

In September 2011, there were revisions to the accounting standard for goodwill impairment tests. A company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The revisions are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this guidance effective January 1, 2012, and it did not have an impact on our financial position or results of operations.

In June 2011, there were revisions to the accounting standard for reporting comprehensive income, which require presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  We elected to present this infomration in a separate statement included within the primary financial statements following our consolidated statement of operations.  The revisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively.  We adopted this guidance effective January 1, 2012, and the adoption did not have an impact on our financial position or results of operations.

In May 2011, the fair value accounting standard was amended to change fair value measurement principles and disclosure requirements.  The key changes in measurement principles include limiting the concepts of the highest and best use and valuation premise to nonfinancial assets, providing a framework for considering whether a premium or discount can be applied in a fair value measurement, and aligning the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities.  Disclosures are required for all transfers between Levels 1 and 2 within the valuation hierarchy, the use of a nonfinancial asset measured at fair value if its use differs from its highest and best use, the level in the valuation hierarchy of assets and liabilities not recorded at fair value but for which fair value is required to be disclosed, and for Level 3 measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and qualitative discussion about the sensitivity of the measurements.  We adopted this guidance effective January 1, 2012, and the adoption did not have an impact on our financial position or results of operations.

Results of Operations

Set forth below are key components that contributed to our operating results (in thousands):

	Three Months Ended March 31,
	2012	2012 vs 2011	2011
Local revenues	$67,659	16%	$58,262
National advertising sales	23,121	4%	22,338
Political advertising sales	2,936	206%	958
Interactive revenues	6,986	41%	4,957
Other revenues	2,498	-22%	3,204
Net revenues	103,200	15%	89,719

Direct operating	35,157	17%	29,933
Selling, general and administrative	28,383	11%	25,534
Amortization of program rights	5,219	-2%	5,328
Corporate	6,746	4%	6,483
Depreciation	6,759	8%	6,264
Amortization of intangible assets	477	83%	261
(Gain) loss from asset dispositions	(1)	-100%	255
Total operating expenses	82,740	12%	74,058
Operating income	$20,460	31%	$15,661

Period Comparison

Revenues

Net revenues consist primarily of local revenues, which include net local advertising sales, retransmission consent fees and television station web site revenues, and net national and political advertising sales.  Additional revenues include interactive revenues, barter revenues, network compensation, production revenues, tower rental income and station copyright royalties.

During the three months ended March 31, 2012, net revenues increased by $13.5 million, or 15%, compared to the same period in the prior year. The increase was primarily due to: (i) a $9.4 million increase in local revenues; (ii) a $2.0 million increase in political advertising sales; (iii) a $2.0 million increase in interactive revenues; and (iv) an $0.8 million increase in national advertising sales. These increases were partially offset by a $0.7 million decrease in other revenues.

The increase in local revenues is a result of growth in local advertising sales, growth in retransmission consent revenues, primarily as a result of contract renewals during 2011 and the first quarter of 2012, and increased advertising on our television station web sites compared to the same period in the prior year.  The increase in political advertising sales is due to the 2012 Presidential, Congressional, state and local elections.  The increase in interactive revenues is a result of growth in advertising sales from RMM compared to the same period in the prior year and revenues generated by Nami Media, which we acquired during the fourth quarter of 2011.

The automotive category, which represented 26% of local and national advertising sales during the three months ended March 31, 2012, increased by 15% as compared to the same period in the prior year, during which the automotive category represented 23% of local and national advertising sales.

Operating Expenses

Operating expenses increased $8.7 million, or 12%, during the three months ended March 31, 2012 compared to the same period in the prior year, primarily due to a $5.2 million, or 17%, increase in direct operating expenses and a $2.8 million, or 11%, increase in selling, general and administrative expenses.  The increase in direct operating is primarily a result of an increase in fees pursuant to network affiliation agreements and employee compensation expenses compared to the same period in the prior year.  The increase in selling, general and administrative expenses is primarily due to an increase in employee compensation expense and professional fees compared to the same period in the prior year.

Other Expense

The following summarizes the components of our other expense, net (in thousands):

	Three Months Ended March 31,
	2012	2011
Components of other expense, net:
Interest expense, net	$10,370	$12,932
Share of loss in equity investments	91	613
Gain on derivative instruments	—	(620)
Loss on extinguishment of debt	2,099	142
Other (income) expense, net	(13)	1
Total other expense, net	$12,547	$13,068

Other expense, net decreased $0.5 million, or 4%, during the three months ended March 31, 2012 compared to the same period in the prior year, primarily due to a $2.6 million decrease in interest expense, offset by a $2.0 million increase in loss on extinguishment of debt, both of which were a result of the redemption of our Senior Subordinated Notes on January 20, 2012.

Interest Expense

The following summarizes the components of our interest expense, net (in thousands):

	Three Months Ended March 31,
	2012	2011
Components of interest expense:
Senior secured credit facility	$5,008	$417
8 3/8% Senior Notes	4,347	4,347
6 1/2% Senior Subordinated Notes	595	4,664
6 1/2% Senior Subordinated Notes - Class B	306	2,756
Other	114	748
Total interest expense, net	$10,370	$12,932

Interest expense, net decreased by $2.6 million, or 20%, primarily as a result of the redemption of our Senior Subordinated Notes on January 20, 2012, partially offset by an increase in interest expense related to our senior secured credit facility.

Provision for Income Taxes

Provision for income taxes increased $1.8 million to $2.8 million for the three months ended March 31, 2012. The increase in the tax provision was primarily a result of the increase in income from operations before taxes as compared to the same period last year.  Our effective income tax rate was 35.4% and 38.0% for the three months ended March 31, 2012 and March 31, 2011, respectively.  The decrease in the effective income tax rate was primarily a result of an increase in operating profit before taxes, which decreased the percentage impact of certain permanent book to tax differences and other rate reconciliation items.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior secured credit facility. As of March 31, 2012, we had unrestricted cash and cash equivalents of $12.7 million, and a $75.0 million revolving credit facility, of which $65.0 million was available, subject to certain covenant restrictions.

Our total outstanding debt as of March 31, 2012 was $592.1 million. This excludes the contingent obligation associated with our guarantee of the $815.5 million GECC Note associated with our joint venture with NBCUniversal (see Note 12 - “Commitments and Contingencies” for further details).

Our operating plan for the next 12 months anticipates that we generate cash from operations, utilize available borrowings, and make certain repayments of indebtedness, including mandatory repayments of term loans and incremental term loans under our senior secured credit facility.  Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) that we generate from our operations.  As of March 31, 2012, we were in compliance with all financial and nonfinancial covenants under our senior secured credit facility.

Our future ability to generate cash from operations and from borrowings under our senior secured credit facility could be adversely affected by a number of risks, which are discussed in the Liquidity and Capital Resources section within Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A.  “Risk Factors” in our 10-K.

Our liquidity position during 2012 has been, and over the next 12 months and beyond will primarily be affected by, but is not limited to, the following:

•                  Continued growth in local and interactive revenues.  During the three months ended March 31, 2012 and March 31, 2011, our local revenues increased 16% and 2%, respectively, compared to the prior year.  Additionally, during the three months ended March 31, 2012 and March 31, 2011, our interactive revenues increased 41% and 84%, respectively.  We expect further growth in our local revenues and interactive revenues, however, there can be no assurance that this will occur.

•                  Cyclical fluctuations.  We experience significant fluctuations in our political advertising revenues since advertising revenues are generally higher in even-numbered years due to additional revenues associated with political advertising related to local and national elections.  During the three months ended March 31, 2012, our net political advertising sales were $2.9 million compared to $1.0 million for the same period in the prior year.  We anticipate increased advertising revenues during 2012 as a result of these cyclical fluctuations. Additionally, the U.S. Supreme Court’s ruling in 2010 that allowed for unlimited independent political expenditures from corporations and unions may further increase political advertising spending in even numbered years.

•                  Senior Subordinated Notes Due 2013.  On January 20, 2012, we completed the redemption of $251.0 million, net of a discount of $1.2 million, of our Senior Subordinated Notes.  We used proceeds from an incremental term loan under our senior secured credit facility and cash on hand to fund the aggregate redemption price.

•                 Cash requirements related to the NBCUniversal joint venture.  During the three months ended March 31, 2012, pursuant to the shortfall funding agreement with GE, we made a shortfall loan in an aggregate principal amount of $0.6 million, representing our approximate 20% share of first quarter 2012 debt service shortfalls.  As of March 31, 2012, we have an accrued shortfall funding liability of $3.5 million for our approximate 20% share of debt service shortfalls that we expect to fund during 2012 and into 2013.  We believe that cash shortfalls beyond the amounts currently accrued are not probable.  Actual cash shortfalls at the joint venture could vary from our current estimates.

•                  Cash requirements related to the acquisition of RMM.  In connection with our acquisition of RMM, we entered into an incentive compensation arrangement with certain key members of management.  The arrangement provides payments to those employees based on a computation of EBIDTA generated by RMM during 2012.  Our liability under this arrangement could range from zero to $24 million, and is payable in 2013.  As of March 31, 2012, we have recognized a current liability of $5.4 million related to this incentive compensation arrangement.

•                  Sale of assets.  During the three months ended March 31, 2012, we received net cash proceeds of $6.3 million related to the divestiture of WWHO-TV in Columbus, OH.  On April 20, 2012, we received net cash proceeds of $23.2 million related to the divestiture of WUPW-TV in Toledo, OH.

•                  Stock repurchase program.  During the three months ended March 31, 2012, pursuant to our Board authorized stock repurchase program, we repurchased approximately 0.2 million shares of our class A common stock on the open market for an aggregate purchase price of $0.6 million.

•                  Other investments.  In connection with our acquisition of Nami Media, we may be required to purchase the remaining outstanding shares of Nami Media in 2014, with a purchase price based on multiples of Nami Media’s 2013 net revenue and EBITDA as further described in Note 2 - “Acquisitions”.  Our maximum potential obligation under the Nami Media agreements is $36.5 million.

•                  Asset Purchase Agreement with New Vision. On May 4, 2012, LIN Television entered into an asset purchase agreement with affiliates and subsidiaries of New Vision to acquire the assets of 13 network affiliates in eight markets for $330.4 million and the assumption of $12 million of debt.  Pursuant to the terms of the purchase agreement, on May 4, 2012, we deposited $33.5 million into an escrow account, which will be applied to the payment of the purchase price at closing.  We intend to fund the remaining purchase price due at closing with a combination of a draw against LIN Television’s revolving credit facility and newly incurred debt.  In addition, on May 4, 2012, LIN Television entered into a commitment letter pursuant to which JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC have committed to provide up to $265 million under a senior unsecured bridge loan facility which, if entered into, would be utilized in connection with the acquisition.  The closing of the acquisition, which is expected to occur in late 2012, is subject to regulatory approvals and other closing conditions, including the approval of the FCC and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  For further information see Note 14 — “Subsequent Events”.

As of March 31, 2012 there had been no material changes in our contractual obligations from those shown in Liquidity and Capital Resources within the Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 10-K.

Summary of Cash Flows

The following presents summarized cash flow information (in thousands):

	Three Months Ended March 31,
	2012	2011	2012 vs 2011
Net cash provided by operating activities	$16,517	$22,094	$(5,577)
Net cash provided by (used in) investing activities	255,428	(3,211)	258,639
Net cash used in financing activities	(277,350)	(3,756)	(273,594)
Net (decrease) increase in cash and cash equivalents	$(5,405)	$15,127	$(20,532)

Net cash provided by operating activities decreased $5.6 million to $16.5 million for the three months ended March 31, 2012 compared to the same period in the prior year.  The decrease was primarily attributable to a $9.3 million decrease in accrued interest, as a result of the timing of interest payments compared to the same period in the prior year, a $2.3 million increase in working capital, an $8.1 million increase in direct operating and selling, general and administrative expenses, partially offset by a $13.5 million increase in net revenues compared to the same period in the prior year.

Net cash provided by (used in) investing activities increased $258.6 million to $255.4 million for the three months ended March 31, 2012 compared to the same period in the prior year.  The increase was primarily due to a $255.2 million decrease in restricted cash that was irrevocably deposited with a trustee in December 2011 for the redemption of our Senior Subordinated Notes on January 20, 2012.

Net cash used in financing activities increased $273.6 million to $277.4 million for the three months ended March 31, 2012 compared to the same period in the prior year.  The increase was primarily due to the redemption of $251.0 million, net of a discount of $1.2 million, of our Senior Subordinated Notes during the three months ended March 31, 2012 using the proceeds of an incremental term loan under our senior secured credit facility.  The increase was also due to a $25.0 million principal payment on our revolving credit facility during the three months ended March 31, 2012.

Description of Indebtedness

We guarantee all of LIN Television’s debt. All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility and 8 3/8% Senior Notes (the “Senior Notes”), on a joint-and-several basis.

Debt consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Senior Secured Credit Facility:
Revolving credit loans	$10,000	$35,000
$125,000 Term loans, net of discount of $582 and $604 as of March 31, 2012 and December 31, 2011, respectively	124,418	124,396
$259,350 and $260,000 Incremental term loans, net of discount of $2,513 and $2,594 as of March 31, 2012 and December 31, 2011, respectively	256,837	257,406
8 3/8% Senior Notes due 2018	200,000	200,000
6 1/2% Senior Subordinated Notes due 2013	—	166,773
$85,426 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $1,228 as of December 31, 2011	—	84,198
Other debt	874	944
Total debt	592,129	868,717
Less current portion	4,437	253,856
Total long-term debt	$587,692	$614,861

Total debt	$592,129	$868,717
Cash and cash equivalents	(12,652)	(18,057)
Restricted cash	—	(255,159)
Consolidated net debt(1)	$579,477	$595,501

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

During the three months ended March 31, 2012 we paid $0.7 million of principal on the incremental term loans related to mandatory quarterly payments under our senior secured credit facility.  On January 20, 2012, we completed the redemption of $251.0 million, net of a discount of $1.2 million, of our Senior Subordinated Notes using the proceeds of an incremental term loan funded in December 2011.  As a result of this redemption, we recorded a loss on extinguishment of debt of $2.1 million associated with a write-down of deferred financing fees and unamortized discount to our consolidated statement of operations during the three months ended March 31, 2012.

See Note 7 - “Long-term Debt” included in Item 15 of our 10-K for a full description of our senior secured credit facility.

Off-Balance Sheet Arrangements

As of March 31, 2012, there had been no material changes in our off-balance sheet arrangements from those disclosed in our 10-K.

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

Interest Rate Risk

Our long-term debt as of March 31, 2012 was $592.1 million, including a current portion of $4.4 million, of which our Senior Notes bear a fixed interest rate and our senior secured credit facility bears an interest rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus ½ of 1%, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin based upon our consolidated senior secured leverage ratio, currently set at 3.00% and 2.00% for LIBOR based loans and ABR rate loans, respectively. Additionally, borrowings under the incremental term loan facility bear interest at a rate based, at our option, on an adjusted LIBOR rate, plus an applicable margin of 3.75%, or an adjusted Base Rate, plus an applicable margin of 2.75%; provided that the adjusted LIBOR rate shall at no time be less than 1.25% per annum.

The outstanding balance of our senior secured credit facility was $391.3 million as of March 31, 2012. Accordingly, a hypothetical 1% increase in the floating rate used as the basis for the interest charged on the senior secured credit facility as of March 31, 2012 would increase our annualized interest expense by $3.9 million, assuming such amounts remain outstanding under the facility.

Item 4. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. As permitted by the SEC, we have excluded Nami Media from our evaluation as of March 31, 2012 because it was acquired by us in a purchase business combination on November 22, 2011.  Nami Media is a majority-owned and controlled subsidiary, whose both total assets and total revenues represent 1% of our consolidated financial statement amounts as of and for the quarter ended March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. As permitted by the SEC, we have excluded Nami Media from our evaluation as of March 31, 2012 because it was acquired by us in a purchase business combination on November 22, 2011.  Nami Media is a majority-owned and controlled subsidiary, whose both total assets and total revenues represent 1% of our consolidated financial statement amounts as of and for the quarter ended March 31, 2012.

Part II. Other Information

Item 1. Legal Proceedings

We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters. The outcome of any current or future litigation cannot be accurately predicted. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No further estimates of possible losses or range of losses can be made at this time because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; or (vi) there is a wide range of potential outcomes. Although the outcome of these and other legal proceedings cannot be predicted, we believe that their ultimate resolution will not have a material adverse effect on us.

Item 1A. Risk Factors

In addition to the other information in this report, you should carefully consider the factors discussed in Part I Item 1A. “Risk Factors” in our 10-K, which could materially affect our business, financial condition or future results.

We reached a definitive agreement with affiliates and subsidiaries of New Vision Television, LLC to acquire the assets of 13 network affiliates in eight markets for $330.4 million and the assumption of $12 million of debt. Failure to successfully integrate their operations with our television station operations or to meet our performance expectations could have an adverse impact on our financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

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

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN TV Corp.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN TV Corp.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*                 Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN TELEVISION CORPORATION

Dated: May 10, 2012
By:	/s/ Richard J. Schmaeling
Richard J. Schmaeling
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Dated: May 10, 2012
By:	/s/ Nicholas N. Mohamed
Nicholas N. Mohamed
Vice President Controller
(Principal Accounting Officer)

LIN Television Corporation

Consolidated Balance Sheets

(unaudited)

	March 31, 2012	December 31, 2011
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,652	$18,057
Restricted cash	—	255,159
Accounts receivable, less allowance for doubtful accounts (2012 - $2,539; 2011 - $2,310)	85,211	91,093
Deferred income tax assets	6,563	4,249
Assets held for sale	1,523	3,253
Other current assets	6,666	6,090
Total current assets	112,615	377,901
Property and equipment, net	144,790	145,429
Deferred financing costs	11,166	12,472
Goodwill	122,312	122,069
Broadcast licenses and other intangible assets, net	399,194	400,081
Assets held for sale	3,735	12,505
Other assets	10,923	11,487
Total assets (a)	$804,735	$1,081,944

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$4,437	$253,856
Accounts payable	6,754	10,972
Accrued expenses	42,875	38,578
Program obligations	9,659	9,892
Liabilities held for sale	1,516	3,719
Total current liabilities	65,241	317,017
Long-term debt, excluding current portion	587,692	614,861
Deferred income tax liabilities	171,635	167,371
Program obligations	2,828	3,874
Liabilities held for sale	75	1,308
Other liabilities	52,925	58,642
Total liabilities (a)	880,396	1,163,073

Commitments and Contingencies (Note 12)

Redeemable noncontrolling interest	3,352	3,503

Stockholder’s deficit:
Common stock, $0.01 par value, 1,000 shares	—	—
Investment in parent company’s stock, at cost	(11,227)	(10,598)
Additional paid-in capital	1,123,854	1,122,133
Accumulated deficit	(1,153,124)	(1,157,390)
Accumulated other comprehensive loss	(38,516)	(38,777)
Total stockholder’s deficit	(79,013)	(84,632)
Total liabilities, redeemable noncontrolling interest and stockholder’s deficit	$804,735	$1,081,944

The accompanying notes are an integral part of the unaudited consolidated financial statements.

(a)  Our consolidated assets as of March 31, 2012 and December 31, 2011 include total assets of $10,375 and $10,688, respectively, of a variable interest entity (“VIE”) that can only be used to settle the obligations of the VIE. These assets include broadcast licenses and other intangible assets of $7,812 and $7,815, respectively, and program rights of $1,398 and $1,574, respectively. Our consolidated liabilities as of March 31, 2012 and December 31, 2011 include total liabilities of $2,454 and $2,721, respectively, of a VIE for which the VIE’s creditors have no recourse to the Company, including $1,584 and $1,884 of program obligations.  See further description in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies”.

LIN Television Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Net revenues	$103,200	$89,719

Operating expenses:
Direct operating	35,157	29,933
Selling, general and administrative	28,383	25,534
Amortization of program rights	5,219	5,328
Corporate	6,746	6,483
Depreciation	6,759	6,264
Amortization of intangible assets	477	261
(Gain) loss from asset dispositions	(1)	255
Operating income	20,460	15,661

Other expense:
Interest expense, net	10,370	12,932
Share of loss in equity investments	91	613
Gain on derivative instruments	—	(620)
Loss on extinguishment of debt	2,099	142
Other (income) expense, net	(13)	1
Total other expense, net	12,547	13,068

Income before provision for income taxes	7,913	2,593
Provision for income taxes	2,798	982
Income from continuing operations	5,115	1,611
Discontinued operations:
Loss from discontinued operations, net of a loss from the sale of discontinued operations of $372 for the three months ended March 31, 2012 and a benefit from income taxes of $659 and $10 for the three months ended March 31, 2012 and 2011, respectively	(1,231)	(25)
Net income	3,884	1,586
Net loss attributable to noncontrolling interests	(382)	—
Net income attributable to LIN Television Corporation	$4,266	$1,586

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Net income	$3,884	1,586
Amortization of pension net loss, net of tax of $170 and $78 for the three months ended March 31, 2012 and 2011, respectively	261	119
Comprehensive income	4,145	1,705
Comprehensive loss attributable to noncontrolling interests	382	—
Comprehensive income attributable to LIN Television Corporation	$4,527	$1,705

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Stockholder’s Deficit

(unaudited)

(in thousands, except share data)

	Common Stock		Investment in Parent Company’s Common	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2011	1,000	$—	$(10,598)	$1,122,133	$(1,157,390)	$(38,777)	$(84,632)
Amortization of pension net loss, net of tax of $170	—	—	—	—	—	261	261
Stock-based compensation	—	—	—	1,721	—	—	1,721
Purchase of LIN TV Corp. class A common stock	—	—	(629)	—	—	—	(629)
Net income	—	—	—	—	4,266	—	4,266
Balance as of March 31, 2012	1,000	$—	$(11,227)	$1,123,854	$(1,153,124)	$(38,516)	$(79,013)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Stockholder’s Deficit

(unaudited)

(in thousands, except share data)

	Common Stock		Investment in Parent Company’s Common	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2010	1,000	$—	$(7,869)	$1,110,343	$(1,205,967)	$(27,939)	$(131,432)
Amortization of pension net loss, net of tax of $78	—	—	—	—	—	119	119
Stock-based compensation	—	—	—	1,848	—	—	1,848
Net income	—	—	—	—	1,586	—	1,586
Balance as of March 31, 2011	1,000	$—	$(7,869)	$1,112,191	$(1,204,381)	$(27,820)	$(127,879)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
OPERATING ACTIVITIES:
Net income	$3,884	$1,586
Loss from discontinued operations	1,231	25
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	6,759	6,264
Amortization of intangible assets	477	261
Amortization of financing costs and note discounts	561	1,029
Amortization of program rights	5,219	5,328
Program payments	(5,572)	(6,200)
Loss on extinguishment of debt	871	142
Gain on derivative instruments	—	(620)
Share of loss in equity investments	91	613
Deferred income taxes, net	2,606	850
Stock-based compensation	1,548	1,557
(Gain) loss from asset dispositions	(1)	255
Other, net	436	198
Changes in operating assets and liabilities:
Accounts receivable	5,882	7,362
Other assets	(1,250)	(5,029)
Accounts payable	(4,218)	(201)
Accrued interest expense	1,798	11,061
Other liabilities and accrued expenses	(2,665)	(2,211)
Net cash provided by operating activities, continuing operations	17,657	22,270
Net cash used in operating activities, discontinued operations	(1,140)	(176)
Net cash provided by operating activities	16,517	22,094

INVESTING ACTIVITIES:
Capital expenditures	(5,450)	(2,607)
Change in restricted cash	255,159	—
Proceeds from the sale of assets	—	40
Payments on derivative instruments	—	(644)
Shortfall loans to joint venture with NBCUniversal	(595)	—
Net cash provided by (used in) investing activities, continuing operations	249,114	(3,211)
Net cash provided by investing activities, discontinued operations	6,314	—
Net cash provided by (used in) investing activities	255,428	(3,211)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	173	290
Principal payments on long-term debt	(276,695)	(3,978)
Payment of long-term debt issue costs	(199)	(68)
Treasury stock purchased	(629)	—
Net cash used in financing activities	(277,350)	(3,756)

Net (decrease) increase in cash and cash equivalents	(5,405)	15,127
Cash and cash equivalents at the beginning of the period	18,057	11,648
Cash and cash equivalents at the end of the period	$12,652	$26,775

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Notes to Consolidated Financial Statements

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

LIN Television Corporation (“LIN Television”), together with its subsidiaries, is a local multimedia company operating in the United States. LIN Television and its subsidiaries are affiliates of HM Capital Partners I LP (“HMC”). In these notes, the terms “Company,” “we,” “us” or “our” mean LIN Television Corporation and all subsidiaries included in our consolidated financial statements. LIN Television is a wholly-owned subsidiary of LIN TV.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to state fairly our financial position, results of operations and cash flows for the periods presented.  Certain changes in classifications have been made to prior period financial statements to conform to the current financial statement presentation.  The interim results of operations are not necessarily indicative of the results to be expected for the full year.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of our Company, our wholly-owned and majority-owned and controlled subsidiaries, and variable interest entities (“VIEs”) for which we are the primary beneficiary.  We review all local marketing agreements (“LMAs”), shared services agreements (“SSAs”) or joint sales agreements (“JSAs”), to evaluate whether consolidation of such arrangements is required.  All intercompany accounts and transactions have been eliminated.  We conduct our business through our subsidiaries and have no operations or assets other than our investment in our subsidiaries and equity-method investments.  We operate in one reportable segment.

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

We have a JSA and a SSA with WBDT Television, LLC (“WBDT”), a third party, for WBDT-TV in the Dayton, OH market. Under these agreements, we provide sales and administrative services to WBDT, have an obligation to reimburse certain of WBDT’s expenses, and we are compensated through a performance-based fee structure that provides us the benefit of certain returns from the operation of WBDT-TV.

We determined that WBDT is a VIE, and as a result of the JSA and SSA we have a variable interest in WBDT. The sole business of WBDT is the ownership and operation of WBDT-TV.  We are the primary beneficiary of that entity because of our obligation to reimburse certain of WBDT’s expenses that could result in losses that are significant to the VIE, the potential for us to participate in returns of WBDT-TV through a performance-based bonus, and our power to direct certain activities related to the operation of WBDT-TV, including its advertising sales, and certain of its programming, which significantly impact the economic performance of WBDT.  Therefore, we consolidate WBDT within our unaudited interim consolidated financial statements.

The carrying amounts and classifications of the assets and liabilities of WBDT, which have been included in our consolidated balance sheets were as follows (in thousands):

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$43	$90
Accounts receivable, net	717	789
Program rights	689	697
Total current assets	1,449	1,576
Property and equipment, net	404	419
Program rights	709	877
Broadcast licenses and other intangible assets, net	7,812	7,815
Other assets	1	1
Total assets	$10,375	$10,688

LIABILITIES
Current liabilities:
Current portion of long-term debt	$184	$184
Accounts payable	819	739
Accrued expenses	51	98
Program obligations	802	904
Total current liabilities	1,856	1,925
Long-term debt, excluding current portion	552	598
Program obligations	782	980
Other liabilities	7,185	7,185
Total liabilities	10,375	10,688

The assets of our consolidated VIE can only be used to settle the obligations of the VIE, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value.  Other liabilities of WBDT of $7.2 million, as of March 31, 2012 and December 31, 2011, reduce the carrying value of the entity, to reflect the fact that as of March 31, 2012 and December 31, 2011, LIN Television has an option, exercisable by us if the Federal Communications Commission (“FCC”) attribution rules change, to acquire the assets or membership interests of WBDT for an exercise price, which may be less than the carrying value of the tangible and intangible net assets of WBDT.

Redeemable noncontrolling interest

The following table presents changes in the redeemable noncontrolling interest related to Nami Media, Inc. (“Nami Media”), which represents a third party’s proportionate share of the interest, as further described in Note 2 — “Acquisitions”, included in our consolidated balance sheets (in thousands):

Redeemable Noncontrolling Interest
Balance as of December 31, 2011	$3,503
Net loss	(151)
Balance as of March 31, 2012	$3,352

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and the notes thereto.  Our actual results could differ from these estimates.  Estimates are used for the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization and impairment of program rights and intangible assets, stock-based compensation and other long-term incentive compensation arrangements, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, including shortfall funding liabilities to our joint venture with NBCUniversal Media, LLC (“NBCUniversal”), litigation and net assets of businesses acquired.

Recently Issued Accounting Pronouncements

In September 2011, there were revisions to the accounting standard for goodwill impairment tests. A company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The revisions are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this guidance effective January 1, 2012, and it did not have an impact on our financial position or results of operations.

In June 2011, there were revisions to the accounting standard for reporting comprehensive income, which require presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  We elected to present this information in a separate statement included within the primary financial statements following our consolidated statement of operations.  The revisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively.  We adopted this guidance effective January 1, 2012, and the adoption did not have an impact on our financial position or results of operations.

In May 2011, the fair value accounting standard was amended to change fair value measurement principles and disclosure requirements.  The key changes in measurement principles include limiting the concepts of the highest and best use and valuation premise to nonfinancial assets, providing a framework for considering whether a premium or discount can be applied in a fair value measurement, and aligning the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities.  Disclosures are required for all transfers between Levels 1 and 2 within the valuation hierarchy, the use of a nonfinancial asset measured at fair value if its use differs from its highest and best use, the level in the valuation hierarchy of assets and liabilities not recorded at fair value but for which fair value is required to be disclosed, and for Level 3 measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and qualitative discussion about the sensitivity of the measurements.  We adopted this guidance effective January 1, 2012, and the adoption did not have an impact on our financial position or results of operations.

Note 2 — Acquisitions

On November 22, 2011, we acquired a 57.6% interest (a 50.1% interest calculated on a fully diluted basis) in Nami Media, a digital advertising management and technology company based in Los Angeles, CA.  Nami Media serves the growing marketplace of online traffic quality management for cost per click (“CPC”) advertising.  Our investment in Nami Media fills a niche in our growing suite of digital product offerings and furthers the goal to be advertisers’ preferred choice for multiplatform marketing opportunities.

Total cash consideration for this acquisition was $4.8 million.  In connection with the acquisition, we recognized $4.7 million of goodwill, none of which is amortizable for tax purposes.  The goodwill primarily represents the value and synergies between us and Nami Media that we expect to benefit from because we believe RMM’s existing CPC business together with Nami Media’s advertisement exchange capabilities will increase optimization, query volume and bid exchange revenues for CPC advertisements. Nami Media’s platform also facilitates expansion of our existing search engine marketing business.  We also recognized $3.6 million of finite-lived intangible assets related to completed technology with an estimated remaining useful life of 5 years.

Under the terms of our agreement with Nami Media, we agreed to purchase the remaining outstanding shares of Nami Media in 2014 if Nami Media achieves a target earnings before interest, taxes, depreciation and amortization (“EBITDA”) in 2013 as outlined in the purchase agreement. The purchase price of these shares is based on multiples of Nami Media’s 2013 net revenues and EBITDA. Our maximum potential obligation under the purchase agreement is $36.5 million. If Nami Media does not meet the target EBIDTA in 2013, we have the option to purchase the remaining outstanding shares using the same purchase price multiple, however we have no obligation to exercise that option. Our obligation to purchase the noncontrolling interest holders’ shares is outside of our control, because it is based on Nami Media’s achievement of the 2013 EBIDTA target. Therefore, the noncontrolling interest related to Nami Media as of March 31, 2012 and December 31, 2011 has been reported as redeemable noncontrolling interest and is classified as temporary equity on our consolidated balance sheets. As of the acquisition date, the fair value of the noncontrolling interest was $3.5 million, and was measured based on the purchase price for our 57.6% ownership interest and the net assets acquired as of the acquisition date.  The redeemable noncontrolling interest will be adjusted to the expected redemption amount if and when the acheivement of the 2013 EBIDTA target becomes probable.

In 2014, if we do not purchase the remaining outstanding shares of Nami Media, the noncontrolling interest holders have the right to purchase our interest in Nami Media. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the 2013 EBIDTA target is not met and we do not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to this option are included in our consolidated financial statements.

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the acquisition (in thousands):

Cash	$1,014
Current assets	1,283
Non-current assets	535
Completed technology	3,600
Goodwill	4,657
Current liabilities	(1,039)
Long-term liabilities	(1,718)
Noncontrolling interest	(3,530)
Total	$4,802

Note 3—Discontinued Operations

WWHO-TV

On February 16, 2012, we completed the sale of substantially all of the assets of WWHO-TV, our CW affiliate serving Columbus, OH, to Manhan Media, Inc.  As of March 31, 2012, no amounts related to WWHO-TV were classified as assets or liabilities held for sale on our consolidated balance sheet.  During the three months ended March 31, 2012, we recorded a loss on the sale of WWHO-TV of $0.4 million.

WUPW-TV

On January 3, 2012, we entered into an agreement for the sale of substantially all of the assets of WUPW-TV to WUPW, LLC.  Accordingly, as of December 31, 2011, we classified certain assets and liabilities associated with this station as held for sale on our consolidated balance sheets, and the operating results as discontinued operations in our consolidated statement of operations. We completed the sale of substantially all of the assets of WUPW-TV on April 21, 2012.

The carrying amounts of the assets and liabilities of this station were as follows (in thousands):

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Accounts receivable, net	$1,354	$1,921
Program rights	160	203
Other current assets	9	12
Total current assets	1,523	2,136
Property and equipment, net	1,614	1,614
Program rights	72	108
Broadcast licenses and other intangible assets, net	2,049	2,049
Total assets	$5,258	$5,907

LIABILITIES
Current liabilities:
Accounts payable	$947	$947
Accrued expenses	263	398
Program obligations	306	330
Total current liabilities	1,516	1,675
Program obligations	75	109
Total liabilities	$1,591	$1,784

The following presents summarized information for the discontinued operations as follows (in thousands):

	Three Months Ended March 31,
	2012			2011
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total
Net revenues	$486	$1,775	$2,261	$1,063	$1,857	$2,920
Operating (loss) income	$(409)	$(1,109)	$(1,518)	$(233)	$197	$(36)
Net (loss) income	$(562)	$(669)	$(1,231)	$(151)	$126	$(25)

Note 4 — Equity Investments

Joint Venture with NBCUniversal

We own an approximate 20% interest in Station Venture Holdings, LLC (“SVH”), a joint venture with NBCUniversal, and account for our interest using the equity method as we do not have a controlling interest. SVH holds a 99.75% interest in Station Venture Operations, LP (“SVO”), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture.

The following presents summarized financial information of SVH and SVO (in thousands):

	Three Months Ended March 31,
	2012	2011
SVO:
Net revenue	$29,475	$26,210
Operating expenses	(19,604)	(17,669)
Net income before taxes	9,891	8,552
Net income after taxes	9,861	8,522

SVH:
Equity in income from limited partnership interest in SVO	$9,781	$8,501
Interest and other expense	(17,139)	(16,891)
Net loss	$(7,358)	$(8,390)

Cash distributions to SVH from SVO	$13,566	$16,130
Shortfall loans from LIN Television to SVH	595	—
Shortfall loans from General Electric Company (“GE”) to SVH	2,325	—

	March 31,
	2012	2011
Shortfall loans outstanding and accrued interest payable to LIN Television from SVH	$7,894	$4,388
Shortfall loans outstanding and accrued interest payable to NBCUniversal and GE from SVH	30,842	17,144

In 2008, we recorded an impairment charge that reduced the carrying value of our investment in SVH to $0. At the SVO level, there continues to exist net equity of which we have a proportional share.  Subsequent to the reduction of the SVH carrying value to $0, and as a result of our guarantee of the debt financing provided by General Electric Capital Corporation (“GECC”) of SVH as further described in Note 12 — “Commitments and Contingencies”, we continue to track our share of the income or loss of SVH, but currently are not recording such loss in our financial statements until, or unless, our commitments to fund losses exceeds previously recognized impairment charges.  When SVH generates income, we will begin recording our proportionate share of such income once it exceeds the operating losses not previously recognized in our financial statements.

We recognize shortfall funding liabilities when it is probable and estimable that there will be a shortfall at the SVH level requiring funding from us, and only when we have reached or intend to reach a shortfall funding agreement covering the period for which we estimate debt service shortfalls to occur, as further described in Note 12—“Commitments and Contingencies”.  As of December 31, 2011, we had a shortfall liability of $4.1 million recognized for any potential shortfall loans to the joint venture during 2012 and into 2013.  During the three months ended March 31, 2012, pursuant to the shortfall funding agreement with GE as further described in Note 12 — “Commitments and Contingencies”, we funded a shortfall loan in the principal amount of $0.6 million representing our approximate 20% share of first quarter 2012 debt service shortfalls, and GE funded a shortfall loan in the principal amount of $2.3 million in respect of its approximate 80% share of first quarter 2012 debt service shortfalls.  As of March 31, 2012, we have a remaining accrued shortfall liability of $3.5 million for any potential shortfall loans during 2012 and into 2013. We believe that cash shortfalls beyond the amounts currently accrued are not probable. However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party’s debt service shortfall obligation.

During the three months ended March 31, 2011, we recognized shortfall liabilities of $0.6 million. Because of uncertainty surrounding the joint venture’s ability to repay shortfall loans, we concluded that it was more likely than not that the amount recognized for accrued shortfall loans of $0.6 million would not be recovered within a reasonable period of time.  Accordingly, during the three months ended March 31, 2011, we recognized a charge of $0.6 million, to reflect the impairment of the shortfall loans, which was classified as share of loss in equity investments in our consolidated statement of operations.

All amounts receivable under the shortfall loans, and all accrued interest due from the joint venture, are carried at zero on our consolidated balance sheets.  Should there be sufficient evidence in the future to suggest that collectability of the shortfall loans and accrued interest is reasonably certain, we would reverse the previously recognized impairment charges, reestablish notes receivable for all previously funded and accrued shortfall loans to the joint venture, and establish accrued interest receivable for all previously funded shortfall loans to the joint venture.

Note 5 — Intangible Assets

The following table summarizes the carrying amounts of intangible assets (in thousands):

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$122,312	$—	$122,069	$—
Broadcast licenses	390,826	—	390,826	—
Intangible assets subject to amortization (1)	18,553	(10,185)	18,963	(9,708)
Total	$531,691	$(10,185)	$531,858	$(9,708)

(1)        Intangible assets subject to amortization are amortized on a straight line basis and primarily include acquired customer relationships, completed technology, brand names, non-compete agreements, internal-use software, favorable operating leases, retransmission consent agreements and network affiliations.

There were no events during the three months ended March 31, 2012 and March 31, 2011 that warranted an interim impairment test of our indefinite-lived intangible assets, including goodwill.

Note 6 — Debt

LIN TV guarantees all of our debt. All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee our senior secured credit facility and 8 3/8% Senior Notes (the “Senior Notes”), on a joint-and-several basis.

Debt consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Senior Secured Credit Facility:
Revolving credit loans	$10,000	$35,000
$125,000 Term loans, net of discount of $582 and $604 as of March 31, 2012 and December 31, 2011, respectively	124,418	124,396
$259,350 and $260,000 Incremental term loans, net of discount of $2,513 and $2,594 as of March 31, 2012 and December 31, 2011, respectively	256,837	257,406
8 3/8% Senior Notes due 2018	200,000	200,000
6 1/2% Senior Subordinated Notes due 2013	—	166,773
$85,426 6 1/2% Senior Subordinated Notes due 2013 - Class B, net of discount of $1,228 as of December 31, 2011	—	84,198
Other debt	874	944
Total debt	592,129	868,717
Less current portion	4,437	253,856
Total long-term debt	$587,692	$614,861

During the three months ended March 31, 2012 we paid $0.7 million of principal on the incremental term loans related to mandatory quarterly payments under our senior secured credit facility.  On January 20, 2012, we completed the redemption of $251.0 million, net of a discount of $1.2 million, of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes — Class B using the proceeds of an incremental term loan funded in December 2011.  As a result of this redemption, we recorded a loss on extinguishment of debt of $2.1 million associated with a write-down of deferred financing fees and unamortized discount to our consolidated statement of operations during the three months ended March 31, 2012.

The fair values of our long-term debt are estimated based on Level 2 inputs of the three-level fair value hierarchy, including quoted market prices for the same issues, or based on the current rates offered to us for our debt.  The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	March 31, 2012	December 31, 2011
Carrying amount	$592,129	$868,717
Fair value	601,771	860,164

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

During the three months ended March 31, 2011, we recorded a gain on derivative instruments of $0.6 million related to an interest rate hedge we entered into to hedge a notional amount of the declining balances of our term loans under our 2009 senior secured credit facility, which we terminated on October 26, 2011 concurrent with our entry into our new senior secured credit facility.  The interest rate hedge expired on November 4, 2011, and therefore no amounts related to this hedge are included in our consolidated financial statements as of, and during the three months ended, March 31, 2012.

As of March 31, 2012, we have a derivative outstanding with a fair value of zero as further described in Note 2 - “Acquisitions”.

Note 8 — Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis.  The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the three-level fair value hierarchy as of March 31, 2012 and December 31, 2011 (in thousands):

	Quoted prices in active markets	Significant observable inputs
	(Level 1)	(Level 2)	Total
March 31, 2012:
Assets:
Deferred compensation related investments	$594	$1,854	$2,448

Liabilities:
Deferred compensation related liabilities	$2,426	$—	$2,426

December 31, 2011:
Assets:
Deferred compensation related investments	$552	$1,405	$1,957

Liabilities:
Deferred compensation related liabilities	$1,904	$—	$1,904

As of the dates presented, we had no financial assets or liabilities recorded at fair value for which the fair value was determined using Level 3 of the fair value hierarchy.  The fair value of our deferred compensation related investments is based on the cash surrender values of life insurance policies underlying our supplemental income deferral plan, as well as the fair value of the investments selected by employees.  The fair value of our deferred compensation related liabilities is determined based on the fair value of the investments selected by employees.

Note 9 — Retirement Plans

The following table shows the components of the net periodic pension cost (benefit) and the contributions to our 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended March 31,
	2012	2011
Net periodic pension cost (benefit):
Interest cost	$1,364	$1,495
Expected return on plan assets	(1,549)	(1,700)
Amortization of net loss	431	197
Net periodic pension cost (benefit):	$246	$(8)
Contributions:
401(k) Plan	$1,078	$914
Defined contribution retirement plans	137	30
Defined benefit retirement plans	825	1,500
Total contributions	$2,040	$2,444

We expect to make contributions of approximately $6.3 million to our defined benefit retirement plans during the remainder of 2012.  See Note 11 — “Retirement Plans” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2011 (“10-K”) for a full description of our retirement plans.

Note 10 — Restructuring

During the three months ended March 31, 2012, we recorded a restructuring charge of $1.4 million for severance and related costs for headcount reductions at WWHO-TV and WUPW-TV as a result of the divestitures of these stations as further described in Note 3 — “Discontinued Operations”.  During the three months ended March 31, 2012, we made cash payments of $0.1 million related to these restructuring actions and expect to make cash payments of $1.3 million during the remainder of 2012.

During the year ended December 31, 2011, we recorded a restructuring charge of $0.7 million as a result of the consolidation of certain activities at our stations and our corporate headquarters.  As of December 31, 2011, we had a remaining accrual of $0.5 million related to these restructuring actions.  During the three months ended March 31, 2012, we made cash payments of $0.2 million related to these restructuring actions and expect to make cash payments of $0.3 million during the remainder of 2012.

The activity for these restructuring charges are as follows (in thousands):

Severance and Related
Balance as of December 31, 2011	$515
Charges	1,433
Payments	(337)
Balance as of March 31, 2012	$1,611

Note 11 — Income Taxes

We recorded a provision for income taxes of $2.8 million and $1.0 million for the three months ended March 31, 2012 and March 31, 2011, respectively.  The increase in the tax provision was primarily a result of the increase in income from operations before taxes as compared to the same period last year. Our effective income tax rate was 35.4% and 38.0% for the three months ended March 31, 2012 and March 31, 2011, respectively.  The decrease in the effective income tax rate was primarily a result of an increase in operating profit before taxes, which decreased the percentage impact of certain permanent book to tax differences and other rate reconciliation items.

Note 12 — Commitments and Contingencies

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

In January 2011, Comcast Corporation acquired control of the business of NBCUniversal and now owns and controls 51% of NBCUniversal, LLC, while a wholly-owned subsidiary of GE owns the remaining 49%.  GECC remains a wholly-owned subsidiary of GE.

In light of the adverse effect of the economic downturn on the joint venture’s operating results, in 2009 we entered into an agreement with NBCUniversal covering the period from March 6, 2009 through April 1, 2010 (the “Original Shortfall Funding Agreement”), and in 2010, an agreement covering the period from April 2, 2010 through April 1, 2011 (“2010 Shortfall Funding Agreement”).  These agreements provided that: (i) we and NBCUniversal waived the requirement that the joint venture maintain debt service reserve cash balances of at least $15 million; (ii) the joint venture would use a portion of its existing debt service reserve cash balances to fund interest payments on the GECC Note in 2009 and 2010; (iii) NBCUniversal agreed to defer its receipt of 2008, 2009 and 2010 management fees; and (iv) we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2011, we and NBCUniversal would each provide the joint venture with a shortfall loan on the basis of our percentage of economic interest in the joint venture.

Because of anticipated future cash shortfalls at the joint venture, in 2011 we and GE entered into an agreement (the “2011 Shortfall Funding Agreement”) covering the period from April 2, 2011 through April 1, 2012, and in 2012, an agreement (the “2012 Shortfall Funding Agreement”) covering the period from April 2, 2012 to April 1, 2013.  Under the terms of the 2011 Shortfall Funding Agreement and 2012 Shortfall Funding Agreement, we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note through April 1, 2013, we and GE would each provide the joint venture with a shortfall loan.  Shortfall loans funded by us under the 2011 Shortfall Funding Agreement and 2012 Shortfall Funding Agreement are calculated on the basis of our percentage of economic interest in the joint venture, and GE’s share of shortfall loans are calculated on the basis of NBCUniversal’s percentage of economic interest in the joint venture.  Solely to enable the joint venture with NBCUniversal to obtain shortfall loans from GE under shortfall funding agreements, in 2011 the joint venture (i) amended its credit agreement with GECC, (ii) amended the LLC Agreement governing the operation of the joint venture, and (iii) received the consent of Comcast Corporation to the terms and conditions on which GE provides its proportionate share of any joint venture debt service shortfall under the 2011 Shortfall Funding Agreement.  GE’s obligation to fund shortfall loans under the 2012 Shortfall Funding Agreement is conditioned upon the receipt of the consent of Comcast Corporation to the terms and conditions on which GE provides its proportionate share of any shortfall; provided that Comcast’s consent may not be unreasonably withheld.  NBCUniversal acknowledged and agreed to the terms of the 2011 Shortfall Funding Agreement and 2012 Shortfall Funding Agreement.

Under the terms of the joint venture’s TV Master Service Agreement with NBCUniversal, management fees owed by the joint venture to NBCUniversal will continue to accrue, but are not payable if any existing joint venture shortfall loans remain outstanding.

We recognize shortfall funding liabilities to the joint venture on our consolidated balance sheets when those liabilities become both probable and estimable.  These liabilities become probable and estimable when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur, and for periods beyond joint venture management’s forecast, we develop our own internal estimates of debt service shortfalls.  Additionally, we accrue shortfall funding liabilities only when we have reached or intend to reach a shortfall funding agreement covering the period for which we estimate debt service shortfalls to occur.

As of December 31, 2011, we had a shortfall liability of $4.1 million recognized for any potential shortfall loans to the joint venture during 2012 and into 2013.  During the three months ended March 31, 2012, pursuant to the 2011 Shortfall Funding Agreement with GE, we funded shortfall loans in the principal amount of $0.6 million representing our approximate 20% share of first quarter 2012 debt service shortfalls, and GE funded shortfall loans in the principal amount of $2.3 million in respect of its approximate 80% share of first quarter 2012 debt service shortfalls.  As of March 31, 2012, we have a remaining accrued shortfall liability of $3.5 million for any potential shortfall loans during 2012 and into 2013.  We believe that cash shortfalls beyond the amounts currently accrued are not probable. However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party’s debt service shortfall obligation.

Our ability to honor our shortfall loan obligations under the 2012 Shortfall Funding Agreement is limited by certain covenants contained in our senior secured credit facility and the indenture governing our Senior Notes.  Based on our 2012 and 2013 estimate of debt service shortfalls at the joint venture, and our forecast of total leverage and consolidated EBITDA during 2012 and into 2013, we expect to have the capacity within these restrictions to provide funding to the joint venture for the $3.5 million accrued shortfall liability.  As of March 31, 2012, we had availability under applicable debt covenants to fund future shortfall loans as follows: (i) $48.3 million of availability under our senior secured credit facility, and (ii) $162.0 million of availability under the indenture governing our Senior Notes.

The possibility exists that debt service shortfalls at the joint venture could exceed current expectations, including the possibility that neither GE nor NBCUniversal will continue to fund a share of such debt service shortfall loans after April 1, 2013.  Should circumstances arise in which we desire to make shortfall loans to the joint venture in excess of the limitations imposed by the covenants contained in our senior secured credit facility or the indenture governing our Senior Notes, we could seek an amendment or waiver of such limitations, but there is no assurance that we would be able to obtain such amendment or waiver on a timely basis, or at all, or on terms satisfactory to us.  If we are unable to make shortfall payments, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default.

An event of default under the GECC Note would occur if the joint venture fails to make any scheduled interest payment within 90 days of the date due, or fails to pay the principal amount on the maturity date in 2023.  If an event of default occurs, GECC could accelerate the maturity of the entire amount due under the GECC Note.  Other than upon the acceleration of the principal amount upon an event of default, prepayment of the principal of the note is prohibited unless agreed upon by both NBCUniversal and LIN TV.  Upon an event of default under the GECC Note, GECC’s only recourse would be to the joint venture, our equity interest in the joint venture and, after exhausting all remedies against the assets of the joint venture and the other equity interests in the joint venture, to LIN TV pursuant to its guarantee of the full amount of the GECC Note.

Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined upon occurrence of the following events: (i) there is an event of default; (ii) the default is not remedied; and (iii) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of, plus any accrued and unpaid interest due under the GECC Note.  Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between (i) the total amount at which the joint venture’s assets were sold and (ii) the principal amount of, plus any accrued and unpaid interest due under the GECC Note.  As of December 31, 2011, we estimated the fair value of the television stations in the joint venture to be approximately $118 million less than the outstanding principal balance of the GECC Note of $815.5 million.

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

•                  GECC’s initiation of proceedings against LIN TV under the guarantee could result in a change of control or other material adverse consequences to LIN Television, which could cause an acceleration of LIN Television’s senior secured credit facility and other outstanding indebtedness; and

•                  if the GECC Note is prepaid because of an acceleration on default or otherwise, or if LIN TV is released from its obligation, LIN TV would realize a substantial tax gain of approximately $815.5 million related to its deferred gain associated with the formation of the joint venture.  This amount of gain, exclusive of any potential utilization of net operating loss carryforwards or other unrealized capital losses, would be subject to U.S. Federal and various State tax rates of 35% and approximately 1% (net of Federal benefit), respectively.

Litigation

We are involved in various legal claims and disputes in the ordinary course of our business.  As such, we accrue for such liabilities when it is both (i) probable that a loss has occurred and (ii) the amount of the loss can be reasonably estimated.  We evaluate, on a quarterly basis, developments affecting various legal claims and disputes that could cause an increase or decrease in the amount of the liability that has been previously accrued.  It is possible that we could incur losses in excess of any amounts accrued.  While management does not anticipate any such loss would have a material adverse impact on our consolidated financial position, it is possible that the final outcome could have a material impact on our results of operations or cash flows in any given period.

Note 13 — Related Party

We have a non-controlling investment in an interactive service provider that hosts our web sites.  We incurred charges of $0.9 million and $0.7 million for web hosting services and web site development and customization from the provider during the three months ended March 31, 2012 and March 31, 2011, respectively.  Additionally, we made cash payments of $0.5 million and $0.7 million to the provider for web hosting services and web site development and customization during the three months ended March 31, 2012 and March 31, 2011, respectively.

Note 14 — Subsequent Events

On April 21, 2012, we completed the sale of substantially all of the assets of WUPW-TV to WUPW, LLC.

On May 4, 2012, LIN Television entered into an asset purchase agreement with affiliates and subsidiaries of New Vision Television, LLC (“New Vision”) to acquire the assets of 13 network affiliates in eight markets for $330.4 million and the assumption of $12 million of debt.  LIN Television also agreed to provide certain services to five separately owned network affiliates currently served by New Vision pursuant to sharing arrangements with a third-party licensee upon the closing of the transaction.  Pursuant to the terms of the purchase agreement, we deposited $33.5 million into an escrow account, which will be applied to the payment of the purchase price at closing.  We intend to fund the remaining purchase price due at closing with a combination of a draw against LIN Television’s revolving credit facility and newly incurred debt.  In addition, on May 4, 2012, LIN Television entered into a commitment letter pursuant to which JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC have committed to provide up to $265 million under a senior unsecured bridge loan facility which, if entered into, would be utilized in connection with the acquisition.  The bridge loan facility would be guaranteed by each of LIN Television’s wholly-owned subsidiaries and would initially bear an annual interest rate equal to LIBOR plus 6.50%.  The closing of the acquisition, which is expected to occur in late 2012, is subject to regulatory approvals and other closing conditions, including the approval of the FCC and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.