Form 10-Q
period 2012-06-30
LIN TELEVISION CORP; LIN TV CORP.
filed 2012-08-01
CIK 931058, 1166789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

LIN TV Corp. Class A common stock, $0.01 par value, outstanding as of July 26, 2012: 30,413,216 shares.

LIN TV Corp. Class B common stock, $0.01 par value, outstanding as of July 26, 2012: 23,401,726 shares.

LIN TV Corp. Class C common stock, $0.01 par value, outstanding as of July 26, 2012: 2 shares.

LIN Television Corporation common stock, $0.01 par value, outstanding as of July 26, 2012: 1,000 shares.

Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

LIN TV Corp.

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2012	2011
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,038	$18,057
Restricted cash	—	255,159
Accounts receivable, less allowance for doubtful accounts (2012 - $2,626; 2011 - $2,310)	94,685	91,093
Deferred income tax assets	6,435	4,249
Assets held for sale	—	3,253
Other current assets	7,408	6,090
Total current assets	117,566	377,901
Property and equipment, net	146,075	145,429
Deferred financing costs	10,700	12,472
Goodwill	122,312	122,069
Broadcast licenses and other intangible assets, net	399,011	400,081
Assets held for sale	—	12,505
Other assets	43,505	11,487
Total assets (a)	$839,169	$1,081,944

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$5,989	$253,856
Accounts payable	9,415	10,972
Accrued expenses	39,915	38,578
Program obligations	9,514	9,892
Liabilities held for sale	—	3,719
Total current liabilities	64,833	317,017
Long-term debt, excluding current portion	585,535	614,861
Deferred income tax liabilities	187,803	167,371
Program obligations	1,781	3,874
Liabilities held for sale	—	1,308
Other liabilities	51,059	58,642
Total liabilities (a)	891,011	1,163,073

Commitments and Contingencies (Note 11)

Redeemable noncontrolling interest	3,293	3,503

Stockholders’ deficit:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, Issued: 34,708,083 and 34,650,169 shares as of June 30, 2012 and December 31, 2011, respectively Outstanding: 31,188,834 and 33,012,351 shares as of June 30, 2012 and December 31, 2011, respectively	310	309
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,401,726 shares as of June 30, 2012 and December 31, 2011, issued and outstanding; convertible into an equal number of shares of class A or class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares as of June 30, 2012 and December 31, 2011, issued and outstanding; convertible into an equal number of shares of class A common stock	—	—
Treasury stock, 3,519,249 and 1,637,818 shares of class A common stock as of June 30, 2012 and December 31, 2011, respectively, at cost	(17,098)	(10,598)
Additional paid-in capital	1,125,679	1,121,589
Accumulated deficit	(1,126,006)	(1,157,390)
Accumulated other comprehensive loss	(38,255)	(38,777)
Total stockholders’ deficit	(55,135)	(84,632)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$839,169	$1,081,944

The accompanying notes are an integral part of the unaudited consolidated financial statements.

(a)          Our consolidated assets as of June 30, 2012 and December 31, 2011 include total assets of $10,130 and $10,688, respectively, of a variable interest entity (“VIE”) that can only be used to settle the obligations of the VIE. These assets include broadcast licenses and other intangible assets of $7,811 and $7,815, respectively, and program rights of $1,224 and $1,574, respectively. Our consolidated liabilities as of June 30, 2012 and December 31, 2011 include total liabilities of $2,255 and $2,721, respectively, of a VIE for which the VIE’s creditors have no recourse to the Company, including $1,309 and $1,884 of program obligations.  See further description in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies”.

LIN TV Corp.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)

Net revenues	$121,016	$100,963	$224,216	$190,682

Operating expenses:
Direct operating	37,245	32,137	72,402	62,070
Selling, general and administrative	28,043	26,165	56,426	51,699
Amortization of program rights	5,381	5,347	10,600	10,675
Corporate	8,219	7,339	14,965	13,822
Depreciation	6,651	6,359	13,410	12,623
Amortization of intangible assets	478	287	955	548
Loss from asset dispositions	4	103	3	358
Operating income	34,995	23,226	55,455	38,887

Other expense:
Interest expense, net	9,266	12,717	19,636	25,649
Share of loss in equity investments	62	554	153	1,167
Gain on derivative instruments	—	(583)	—	(1,203)
Loss on extinguishment of debt	—	50	2,099	192
Other expense (income), net	101	(3)	88	(2)
Total other expense, net	9,429	12,735	21,976	25,803

Income before provision for income taxes	25,566	10,491	33,479	13,084
Provision for income taxes	10,109	9,589	12,907	10,571
Income from continuing operations	15,457	902	20,572	2,513
Discontinued operations:
(Loss) income from discontinued operations, net of a provision for (benefit from) income taxes of $34 and $93 for the three months ended June 30, 2012 and 2011, respectively, and $(541) and $83 for the six months ended June 30, 2012 and 2011, respectively	(76)	169	(1,018)	144
Gain on the sale of discontinued operations, net of a provision for income taxes of $6,306 and $6,223 for the three and six months ended June 30, 2012, respectively	11,678	—	11,389	—
Net income	27,059	1,071	30,943	2,657
Net loss attributable to noncontrolling interests	(59)	—	(441)	—
Net income attributable to LIN TV Corp.	$27,118	$1,071	$31,384	$2,657

Basic income per common share attributable to LIN TV Corp.:
Income from continuing operations attributable to LIN TV Corp.	$0.28	$0.02	$0.38	$0.05
Loss from discontinued operations, net of tax	—	—	(0.02)	—
Gain on the sale of discontinued operations, net of tax	0.21	—	0.20	—
Net income attributable to LIN TV Corp.	$0.49	$0.02	$0.56	$0.05

Weighted-average number of common shares outstanding used in calculating basic income per common share	55,174	55,712	55,680	55,346

Diluted income per common share attributable to LIN TV Corp.:
Income from continuing operations attributable to LIN TV Corp.	$0.27	$0.02	$0.37	$0.05
Loss from discontinued operations, net of tax	—	—	(0.02)	—
Gain on the sale of discontinued operations, net of tax	0.21	—	0.20	—
Net income attributable to LIN TV Corp.	$0.48	$0.02	$0.55	$0.05

Weighted-average number of common shares outstanding used in calculating diluted income per common share	56,300	57,187	56,959	56,865

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Net income	$27,059	$1,071	$30,943	$2,657
Amortization of pension net losses, net of tax of $170 and $104 for the three months ended June 30, 2012 and 2011, respectively, and $340 and $182 for the six months ended June 30, 2012 and 2011, respectively	261	93	522	212
Comprehensive income	27,320	1,164	31,465	2,869
Comprehensive loss attributable to noncontrolling interest	(59)	—	(441)	—
Comprehensive income attributable to LIN TV Corp.	$27,379	$1,164	$31,906	$2,869

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statement of Stockholders’ Deficit

(unaudited)

(in thousands)

	Common Stock			Treasury	Additional		Accumulated Other	Total
	Class A	Class B	Class C	Stock	Paid-In	Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Amount	(at cost)	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2011	$309	$235	$—	$(10,598)	$1,121,589	$(1,157,390)	$(38,777)	$(84,632)
Amortization of pension net losses, net of tax of $340	—	—	—	—	—	—	522	522
Stock-based compensation	1	—	—	—	4,090	—	—	4,091
Purchase of LIN TV Corp. class A common stock	—	—	—	(6,500)	—	—	—	(6,500)
Net income attributable to LIN TV Corp.	—	—	—	—	—	31,384	—	31,384
Balance as of June 30, 2012	$310	$235	$—	$(17,098)	$1,125,679	$(1,126,006)	$(38,255)	$(55,135)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statement of Stockholders’ Deficit

(unaudited)

(in thousands)

							Accumulated
	Common Stock			Treasury	Additional		Other	Total
	Class A	Class B	Class C	Stock	Paid-In	Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Amount	(at cost)	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2010	$294	$235	$—	$(7,869)	$1,109,814	$(1,205,967)	$(27,939)	$(131,432)
Amortization of pension net losses, net of tax of $182	—	—	—	—	—	—	212	212
Stock-based compensation	1	—	—	—	3,861	—	—	3,862
Issuance of LIN TV Corp. class A common stock	12	—	—	—	4,761	—	—	4,773
Net income attributable to LIN TV Corp.	—	—	—	—	—	2,657	—	2,657
Balance as of June 30, 2011	$307	$235	$—	$(7,869)	$1,118,436	$(1,203,310)	$(27,727)	$(119,928)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2012	2011
	(in thousands)
OPERATING ACTIVITIES:
Net income	$30,943	$2,657
Loss (income) from discontinued operations	1,018	(144)
Gain on the sale of discontinued operations	(11,389)	—
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	13,410	12,623
Amortization of intangible assets	955	548
Amortization of financing costs and note discounts	1,153	1,951
Amortization of program rights	10,600	10,675
Cash payments for programming	(11,296)	(12,551)
Loss on extinguishment of debt	871	192
Gain on derivative instruments	—	(1,203)
Share of loss in equity investments	153	1,167
Deferred income taxes, net	12,391	10,423
Stock-based compensation	3,738	3,381
Loss from asset dispositions	3	358
Other, net	862	395
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,592)	1,217
Other assets	(2,155)	(1,879)
Accounts payable	(1,557)	(1,008)
Accrued interest expense	(2,434)	81
Other liabilities and accrued expenses	(1,979)	(2,024)
Net cash provided by operating activities, continuing operations	41,695	26,859
Net cash used in operating activities, discontinued operations	(2,736)	(967)
Net cash provided by operating activities	38,959	25,892

INVESTING ACTIVITIES:
Capital expenditures	(13,716)	(7,915)
Change in restricted cash	255,159	—
Payments for business combinations, net of cash acquired	(33,500)	(5,244)
Proceeds from the sale of assets	1	48
Payments on derivative instruments	—	(1,254)
Shortfall loans to joint venture with NBCUniversal	(1,680)	(1,019)
Other investments, net	—	(150)
Net cash provided by (used in) investing activities, continuing operations	206,264	(15,534)
Net cash provided by (used in) investing activities, discontinued operations	29,520	(81)
Net cash provided by (used in) investing activities	235,784	(15,615)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	352	481
Proceeds from borrowings on long-term debt	20,000	920
Principal payments on long-term debt	(297,415)	(9,619)
Payment of long-term debt issue costs	(199)	(74)
Treasury stock purchased	(6,500)	—
Net cash used in financing activities	(283,762)	(8,292)

Net (decrease) increase in cash and cash equivalents	(9,019)	1,985
Cash and cash equivalents at the beginning of the period	18,057	11,648
Cash and cash equivalents at the end of the period	$9,038	$13,633

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

We determined that WBDT is a VIE, and as a result of the JSA and SSA we have a variable interest in WBDT.  We are the primary beneficiary of WBDT, and therefore, we consolidate WBDT within our unaudited interim consolidated financial statements.

The carrying amounts and classifications of the assets and liabilities of WBDT, which have been included in our consolidated balance sheets were as follows (in thousands):

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$58	$90
Accounts receivable, net	647	789
Other assets	673	697
Total current assets	1,378	1,576
Property and equipment, net	389	419
Broadcast licenses and other intangible assets, net	7,811	7,815
Other assets	552	878
Total assets	$10,130	$10,688

LIABILITIES
Current liabilities:
Current portion of long-term debt	$184	$184
Accounts payable	886	739
Accrued expenses	60	98
Program obligations	711	904
Total current liabilities	1,841	1,925
Long-term debt, excluding current portion	506	598
Program obligations	598	980
Other liabilities	7,185	7,185
Total liabilities	$10,130	$10,688

The assets of our consolidated VIE can only be used to settle the obligations of the VIE, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value.  As of June 30, 2012 and December 31, 2011, other liabilities of WBDT of $7.2 million reduce the carrying value of the entity, to reflect the fact that as of June 30, 2012 and December 31, 2011, LIN Television has an option to acquire the assets or membership interests of WBDT for an exercise price which may be less than the carrying value of the tangible and intangible net assets of WBDT.  The option is exercisable by us if the Federal Communications Commission (“FCC”) attribution rules change.

Redeemable noncontrolling interest

The following table presents the activity of the redeemable noncontrolling interest included in our consolidated balance sheets related to Nami Media, Inc. (“Nami Media”), which represents a third party’s proportionate share of the interest (in thousands):

Redeemable Noncontrolling Interest
Balance as of December 31, 2011	$3,503
Net loss	(210)
Balance as of June 30, 2012	$3,293

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Denominator for EPS calculation:	2012	2011	2012	2011
Weighted-average common shares, basic	55,174	55,712	55,680	55,346
Effect of dilutive securities:
Stock options	1,126	1,475	1,279	1,519
Weighted-average common shares, diluted	56,300	57,187	56,959	56,865

We apply the treasury stock method to measure the dilutive effect of our outstanding stock option and restricted stock awards and include the respective common share equivalents in the denominator of our diluted EPS calculation.  Securities representing 1.8 million shares of common stock for the three and six months ended June 30, 2012, and 0.4 million shares of common stock for the three and six months ended June 30, 2011, were excluded from the computation of diluted EPS for these periods because their effect would have been anti-dilutive.  The net income per share amounts are the same for our class A, class B and class C common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Recently Issued Accounting Pronouncements

In July 2012, there were revisions to the accounting standard for impairment tests of indefinite-lived intangible assets other than goodwill.  Under the revised standard a company can first perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary.  A company can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets, and can also bypass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible in any period.  The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted during 2012 if a company has not yet performed its 2012 annual impairment test or issued its financial statements.  We will adopt this guidance no later than January 1, 2013, and we do not expect it to have a material impact on our financial position or results of operations.

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

In May 2011, the fair value accounting standard was amended to change fair value measurement principles and disclosure requirements.  The key changes in measurement principles include limiting the concepts of the highest and best use and valuation premise to nonfinancial assets, providing a framework for considering whether a premium or discount can be applied in a fair value measurement, and aligning the fair value measurement of instruments classified within an entity’s stockholders’ equity with the guidance for liabilities.  Disclosures are required for all transfers between Levels 1 and 2 within the valuation hierarchy, the use of a nonfinancial asset measured at fair value if its use differs from its highest and best use, the level in the valuation hierarchy of assets and liabilities not recorded at fair value but for which fair value is required to be disclosed, and for Level 3 measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and qualitative discussion about the sensitivity of the measurements.  We adopted this guidance effective January 1, 2012, and the adoption did not have an impact on our financial position or results of operations.

Note 2 — Acquisitions

On May 4, 2012, LIN Television entered into an asset purchase agreement with affiliates and subsidiaries of New Vision Television, LLC (“New Vision”) to acquire (the “Acquisition”) certain broadcast and other related assets of 13 network-affiliates in eight markets for $330.4 million, subject to post-closing adjustments, and the assumption of $12.2 million of finance lease obligations.  Concurrent with the Acquisition, Vaughan Acquisition LLC (“Vaughan”), a third-party licensee, will acquire certain assets of five separately owned network-affiliates in three markets for $4.6 million (the “Vaughan Acquired Stations”) currently owned by PBC Broadcasting, LLC (“PBC”) and operated by PBC with certain services from New Vision.

Upon the closing of these transactions, which are conditioned on the consummation of each other, LIN Television agreed to provide certain services to the Vaughan Acquired Stations pursuant to services arrangements with Vaughan.  Under the services arrangements with Vaughan, we will provide sales, administrative and technical services, supporting the business and operation of the Vaughan Acquired Stations in exchange for commissions and fees that will provide us the benefit of certain returns from the business of the Vaughan Acquired Stations. In addition, we may, at our option (subject to regulatory approval) purchase assets of Vaughan relating to the Vaughan Acquired Stations in accordance with the terms of the option agreements among us, Vaughan and the licensees of the applicable Vaughan Acquired Stations. We expect that Vaughan will be considered a VIE, of which we are the primary beneficiary, and that we will consolidate the assets, liabilities, and results of operations of Vaughan and its consolidated subsidiaries.

The aggregate purchase price for these transactions is $335 million.  Pursuant to the terms of the purchase agreement, we deposited $33.5 million into an escrow account, which will be applied to the payment of the purchase price at closing and is recorded in other long-term assets on our consolidated balance sheets.  The remaining purchase price due at closing will be funded with a combination of a draw against LIN Television’s revolving credit facility, newly incurred debt and cash on hand.  In connection with the Acquisition, we entered into a commitment letter pursuant to which JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC committed to provide up to $265 million under a senior unsecured bridge loan facility.  Upon the closing of the Acquisition, we will incur a fee of $4 million related to this commitment.  If we utilize the bridge loan facility, the $4 million fee will be capitalized as deferred financing costs on our consolidated balance sheet.  If we do not make use of the bridge loan facility, the $4 million will be recorded as a charge to our consolidated statement of operations in the period in which we consummate the Acquisition.  The closing of these transactions, which is expected to occur in 2012, is subject to regulatory approvals and other closing conditions, including the approval of the FCC.

Note 3 — Discontinued Operations

WWHO-TV

On February 16, 2012, we completed the sale of substantially all of the assets of WWHO-TV, our CW affiliate serving Columbus, OH, to Manhan Media, Inc.  As of June 30, 2012, no amounts related to WWHO-TV were classified as assets or liabilities held for sale on our consolidated balance sheets.  During the six months ended June 30, 2012, we recorded a loss on the sale of WWHO-TV of $0.4 million ($0.3 million, net of tax).

WUPW-TV

On April 21, 2012, we completed the sale of substantially all of the assets of WUPW-TV to WUPW, LLC.  As of June 30, 2012, no amounts related to WUPW-TV were classified as assets or liabilities held for sale on our consolidated balance sheets. During the three and six months ended June 30, 2012, we recorded a gain on the sale of WUPW-TV of $18 million ($11.7 million, net of tax).

The following presents summarized information for the discontinued operations as follows (in thousands):

	Three Months Ended June 30,
	2012			2011
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total
Net revenues	$—	$418	$418	$1,200	$1,952	$3,152
Operating income (loss)	16	(58)	(42)	(31)	294	263
Net income (loss)	22	(98)	(76)	(21)	190	169

	Six Months Ended June 30,
	2012			2011
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total
Net revenues	$440	$2,193	$2,633	$2,263	$3,809	$6,072
Operating (loss) income	(393)	(1,166)	(1,559)	(264)	491	227
Net (loss) income	(252)	(766)	(1,018)	(172)	316	144

Note 4 — Equity Investments

Joint Venture with NBCUniversal

We own an approximate 20% interest in Station Venture Holdings, LLC (“SVH”), a joint venture with NBCUniversal, and account for our interest using the equity method as we do not have a controlling interest.  SVH holds a 99.75% noncontrolling interest in Station Venture Operations, LP (“SVO”), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture.

The following presents summarized financial information of SVH and SVO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
SVO:
Net revenue	$33,072	$31,679	$62,547	$57,889
Operating expenses	(19,930)	(18,364)	(39,534)	(36,033)
Net income before taxes	13,158	13,332	23,049	21,884
Net income after taxes	13,128	13,311	22,989	21,833

SVH:
Equity in income from limited partnership interest in SVO	$13,099	$13,278	$22,880	$21,779
Interest and other expense	(17,199)	(16,917)	(34,338)	(33,808)
Net loss	$(4,100)	$(3,639)	$(11,458)	$(12,029)

Cash distributions to SVH from SVO	$11,166	$11,531	$24,732	$27,661
Shortfall loans from LIN Television to SVH	1,085	1,019	1,680	1,019
Shortfall loans from General Electric Company (“GE”) to SVH	4,240	3,981	6,565	3,981

	June 30,
	2012	2011
Shortfall loans outstanding and accrued interest payable to LIN Television from SVH	$9,124	$5,490
Shortfall loans outstanding and accrued interest payable to NBCUniversal and GE from SVH	35,644	21,448

In 2008, we recorded an impairment charge that reduced the carrying value of our investment in SVH to $0.  At the SVO level, there continues to exist net equity of which we have a proportional share.  Subsequent to the reduction of the SVH carrying value to $0, and as a result of our guarantee of the debt financing provided by General Electric Capital Corporation (“GECC”) of SVH as further described in Note 11 — “Commitments and Contingencies”, we continue to track our share of the income or loss of SVH.  We currently are not recording such loss in our financial statements until, or unless, our commitments to fund losses exceeds previously recognized impairment charges.  When SVH generates income, we will begin recording our proportionate share of such income once it exceeds the operating losses not previously recognized in our financial statements.

We recognize shortfall funding liabilities when it is probable and estimable that there will be a shortfall at the SVH level requiring funding from us, and only when we have reached or intend to reach a shortfall funding agreement covering the period for which we estimate debt service shortfalls to occur, as further described in Note 11 — “Commitments and Contingencies”.  As of December 31, 2011, we had a shortfall liability of $4.1 million recognized for any potential shortfall loans to the joint venture during 2012 and into 2013.  During the three and six months ended June 30, 2012, pursuant to the shortfall funding agreements with GE, we made shortfall loans in the principal amounts of $1.1 million and $1.7 million, respectively, representing our approximate 20% share of debt service shortfalls during these periods, and GE made shortfall loans in the principal amounts of $4.2 million and $6.6 million, respectively, in respect of its approximate 80% share of debt service shortfalls during these periods.  As of June 30, 2012, we have a remaining accrued shortfall liability of $2.5 million for any potential shortfall loans during the remainder of 2012 and into 2013.  We believe that cash shortfalls beyond the amounts currently accrued are not probable.  However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party’s debt service shortfall obligation.

Because of uncertainty surrounding the joint venture’s ability to repay shortfall loans, we have historically concluded that it is more likely than not that the amounts recognized for accrued shortfall loans will not be recovered within a reasonable period of time.  During the three and six months ended June 30, 2011, we recognized charges of $0.5 million and $1.1 million, respectively, to reflect the impairment of the amounts recognized for accrued shortfall loans during these periods, which were classified as share of loss in equity investments in our consolidated statement of operations.

All amounts receivable under the shortfall loans, and all accrued interest due from the joint venture, are carried at zero on our consolidated balance sheets.  Should there be sufficient evidence in the future to suggest that collectability of the shortfall loans and accrued interest is reasonably certain, we would reestablish notes receivable for all previously funded and accrued shortfall loans to the joint venture, and establish accrued interest receivable for all previously funded shortfall loans to the joint venture.

Note 5 — Debt

We guarantee all of LIN Television’s debt.  All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility and 8 3/8% Senior Notes (the “Senior Notes”), on a joint-and-several basis.

Debt consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Senior Secured Credit Facility:
Revolving credit loans	$10,000	$35,000
$125,000 Term loans, net of discount of $556 and $604 as of June 30, 2012 and December 31, 2011, respectively	124,444	124,396
$258,700 and $260,000 Incremental term loans, net of discount of $2,420 and $2,594 as of June 30, 2012 and December 31, 2011, respectively	256,280	257,406
8 3/8% Senior Notes due 2018	200,000	200,000
6½% Senior Subordinated Notes due 2013	—	166,773
$85,426 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $1,228 as of December 31, 2011	—	84,198
Other debt	800	944
Total debt	591,524	868,717
Less current portion	5,989	253,856
Total long-term debt	$585,535	$614,861

During the three and six months ended June 30, 2012, we paid $0.7 million and $1.3 million, respectively, of principal on the incremental term loans related to mandatory quarterly payments under our senior secured credit facility.  On January 20, 2012, we completed the redemption of $251 million, net of a discount of $1.2 million, of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes — Class B using the proceeds of an incremental term loan funded in December 2011 and cash on hand.  As a result of this redemption, we recorded a loss on extinguishment of debt of $2.1 million to our consolidated statement of operations during the six months ended June 30, 2012, associated with a write-down of deferred financing fees and unamortized discount.

During the six months ended June 30, 2011, we paid the remaining balance of $9.6 million on our term loans under our 2009 senior secured credit facility, which we terminated on October 26, 2011 concurrent with the entry into our new senior secured credit facility.  Additionally, under our 2009 senior secured credit facility, our available revolving credit commitments decreased from $76.1 million to $48.7 million, based on a computation of excess cash flow for the fiscal year ended December 31, 2010.  As a result, we recorded a loss on extinguishment of debt of $0.2 million to our consolidated statements of operations during the six months ended June 30, 2011, consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans.

The fair values of our long-term debt are estimated based on Level 2 inputs of the three-level fair value hierarchy, including quoted market prices for the same issues, or based on the current rates offered to us for our debt.  The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	June 30, 2012	December 31, 2011
Carrying amount	$591,524	$868,717
Fair value	597,165	860,164

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

During the three and six months ended June 30, 2011, we recorded a gain on derivative instruments of $0.6 million and $1.2 million, respectively, related to an interest rate hedge we entered into a contract to hedge a notional amount of the declining balances of our term loans under our 2009 senior secured credit facility.  The interest rate hedge expired on November 4, 2011, and therefore no amounts related to this hedge are included in our consolidated financial statements as of, and during the three and six months ended, June 30, 2012.

As of June 30, 2012, we have a derivative outstanding with a fair value of zero as further described in Note 2 — “Acquisitions” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2011 (“10-K”).

Note 7 — Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis.  The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the three-level fair value hierarchy as of June 30, 2012 and December 31, 2011 (in thousands):

	Quoted prices in active markets	Significant observable inputs
	(Level 1)	(Level 2)	Total
June 30, 2012:
Assets:
Deferred compensation related investments	$587	$1,893	$2,480

Liabilities:
Deferred compensation related liabilities	$2,489	$—	$2,489

December 31, 2011:
Assets:
Deferred compensation related investments	$552	$1,405	$1,957

Liabilities:
Deferred compensation related liabilities	$1,904	$—	$1,904

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

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension cost (benefit) and the contributions to our 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net periodic pension cost (benefit):
Interest cost	$1,364	$1,495	$2,728	$2,990
Expected return on plan assets	(1,549)	(1,700)	(3,098)	(3,401)
Amortization of net loss	431	197	862	395
Net periodic cost (benefit):	$246	$(8)	$492	$(16)
Contributions:
401(k) Plan	$843	$953	$1,920	$1,867
Defined contribution retirement plans	45	42	182	72
Defined benefit retirement plans	1,368	922	2,290	2,505
Total contributions	$2,256	$1,917	$4,392	$4,444

See Note 11 — “Retirement Plans” included in Item 15 of our 10-K for a full description of our retirement plans.

Note 9 — Restructuring

During the six months ended June 30, 2012, we recorded a restructuring charge of $1.4 million, for severance and related costs at WWHO-TV and WUPW-TV, as a result of the divestitures of these stations as further described in Note 3 — “Discontinued Operations”.  During the three and six months ended June 30, 2012, we made cash payments of $1.3 million and $1.4 million, respectively, related to these restructuring actions.

During the year ended December 31, 2011, we recorded a restructuring charge of $0.7 million as a result of the consolidation of certain activities at our stations and our corporate headquarters.  As of December 31, 2011, we had a remaining accrual of $0.5 million related to these restructuring actions.  During the three and six months ended June 30, 2012, we made cash payments of $0.1 million and $0.3 million, respectively, related to these restructuring actions and expect to make cash payments of $0.2 million during the remainder of 2012.

The activities for these restructuring actions are as follows (in thousands):

Severance and Related
Balance as of December 31, 2011	$515
Charges	1,433
Payments	(1,723)
Balance as of June 30, 2012	$225

Note 10 — Income Taxes

We recorded a provision for income taxes of $10.1 million and $12.9 million for the three and six months ended June 30, 2012, respectively, compared to a provision for income taxes of $9.6 million and $10.6 million for the three and six months ended June 30, 2011, respectively.  The increase in the tax provision was primarily a result of the increase in income from operations before taxes as compared to the same period last year.  Our effective income tax rate was 38.6% and 80.8% for the six months ended June 30, 2012 and June 30, 2011, respectively.  The decrease in the effective income tax rate was primarily a result of state tax legislation enacted in Michigan in May 2011, which repealed the Michigan business tax (“MBT”), and implemented a corporate income tax instead, effective January 2012.  As a result of the elimination of the MBT, certain future tax deductions, which were available to be utilized beginning in 2015, and had been recognized as deferred tax assets in our consolidated financial statements, will be not be deductible. Therefore, during the second quarter of 2011, we recognized incremental deferred income tax expense of $5.1 million, net of federal benefit, for the reversal of these previously established deferred tax assets.

Note 11 — Commitments and Contingencies

Commitments

		Syndicated
	Operating Leases	Television
	and Agreements	Programming	Total
Year
2012	$23,299	$22,178	$45,477
2013	15,497	20,780	36,277
2014	11,885	10,894	22,779
2015	6,595	1,205	7,800
2016	5,963	410	6,373
Thereafter	6,132	265	6,397
Total obligations	69,371	55,732	125,103
Less recorded contracts	—	(17,010)	(17,010)
Future contracts	$69,371	$38,722	$108,093

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

Comcast Corporation owns and controls 51% of NBCUniversal and GE owns the remaining 49%.  GECC is a wholly-owned subsidiary of GE.

In light of the adverse effect of the economic downturn on the joint venture’s operating results, we entered into agreements with NBCUniversal and GE, under which we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note, we and NBCUniversal (2009 and 2010 shortfall funding agreements), and we and GE (2011 and 2012 shortfall funding agreements) would each provide the joint venture with a shortfall loan on the basis of our and NBCUniversal’s percentage of economic interest in the joint venture.  For further information on these agreements see Note 15 — “Commitments and Contingencies” included in Item 15 of our 10-K.  During the six months ended June 30, 2012, we received the consent of Comcast Corporation to the terms and conditions on which GE provides its proportionate share of any joint venture debt service shortfall under the shortfall funding agreement we and GE entered into on March 5, 2012 (the “2012 Shortfall Funding Agreement”), covering the period from April 2, 2012 through April 1, 2013.

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

As of December 31, 2011, we had a shortfall liability of $4.1 million recognized for any potential shortfall loans to the joint venture during 2012 and into 2013.  During the three and six months ended June 30, 2012, pursuant to the shortfall funding agreements with GE, we made shortfall loans in the principal amounts of $1.1 million and $1.7 million, respectively, representing our approximate 20% share of debt service shortfalls during these periods, and GE made shortfall loans in the principal amounts of $4.2 million and $6.6 million, respectively, in respect of its approximate 80% share of debt service shortfalls during these periods.  As of June 30, 2012, we have a remaining accrued shortfall liability of $2.5 million for any potential shortfall loans during the remainder of 2012 and into 2013.  We believe that cash shortfalls beyond the amounts currently accrued are not probable.  However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party’s debt service shortfall obligation.

Our ability to honor our shortfall loan obligations under the 2012 Shortfall Funding Agreement is limited by certain covenants contained in our senior secured credit facility and the indenture governing our Senior Notes.  Based on our estimate of debt service shortfalls for 2012 and into 2013 at the joint venture, and our forecast of total leverage and consolidated EBITDA during the remainder of 2012 and into 2013, we expect to have the capacity within these restrictions to provide funding to the joint venture for the $2.5 million accrued shortfall liability.  As of June 30, 2012, we had availability under applicable debt covenants to fund future shortfall loans as follows: (i) $47.2 million of availability under the credit agreement governing our senior secured credit facility, and (ii) $192 million of availability under the indenture governing our Senior Notes.

The possibility exists that debt service shortfalls at the joint venture could exceed current expectations; including the possibility that neither GE nor NBCUniversal will continue to fund a share of such debt service shortfall loans after April 1, 2013.  Should circumstances arise in which we desire to make shortfall loans to the joint venture in excess of the limitations imposed by the covenants contained in the credit agreement governing our senior secured credit facility or the indenture governing our Senior Notes, we could seek an amendment or waiver of such limitations, but there is no assurance that we would be able to obtain such amendment or waiver on a timely basis, or at all, or on terms satisfactory to us.  If we are unable to make shortfall payments, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default.

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

Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined upon occurrence of the following events: (i) there is an event of default; (ii) the default is not remedied; and (iii) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of, plus any accrued and unpaid interest due, under the GECC Note.  Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between (i) the total amount at which the joint venture’s assets were sold and (ii) the principal amount of, plus any accrued and unpaid interest due, under the GECC Note.  As of December 31, 2011, we estimated the fair value of the television stations in the joint venture to be approximately $118 million less than the outstanding principal balance of the GECC Note of $815.5 million.

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

Note 12 — Related Party

We have a non-controlling investment in an interactive service provider that hosts our web sites. During the three and six months ended June 30, 2012, we incurred charges from the provider of $0.4 million and $1.3 million, respectively, and made cash payments to the provider of $0.2 million and $0.7 million, respectively, for web hosting services and web site development and customization. Additionally, during the three and six months ended June 30, 2011, we incurred charges from, and made cash payments to, the provider of $0.6 million and $1.3 million, respectively, for web hosting services and web site development and customization.

Note 13 — Condensed Consolidating Financial Statements

LIN Television, a 100% owned subsidiary of LIN TV, is the primary obligor of our senior secured credit facility and our Senior Notes, which are further described in Note 5 — “Debt”.  LIN TV fully and unconditionally guarantees all of LIN Television’s debt on a joint-and-several basis.  Additionally, all of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility and Senior Notes on a joint-and-several basis, subject to customary release provisions.  There are certain contractual restrictions on LIN Television’s ability to obtain funds in the form of dividends or loans from the non-guarantor subsidiaries.

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

Condensed Consolidating Balance Sheet

As of June 30, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$8,123	$657	$258	$—	$9,038
Accounts receivable, net	—	63,272	28,220	3,193	—	94,685
Deferred income tax assets	—	2,953	3,410	72	—	6,435
Other current assets	—	5,588	915	905	—	7,408
Total current assets	—	79,936	33,202	4,428	—	117,566
Property and equipment, net	—	103,320	41,221	1,534	—	146,075
Deferred financing costs	—	10,700	—	—	—	10,700
Goodwill	—	99,137	18,518	4,657	—	122,312
Broadcast licenses and other intangible assets, net	—	1,412	386,289	11,310	—	399,011
Deferred income tax assets	—	84,804	—	—	(84,804)	—
Advances to consolidated subsidiaries	—	11,673	1,408,175	—	(1,419,848)	—
Investment in consolidated subsidiaries	—	1,595,684	—	—	(1,595,684)	—
Other assets	—	47,589	2,564	537	(7,185)	43,505
Total assets	$—	$2,034,255	$1,889,969	$22,466	$(3,107,521)	$839,169

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$5,725	$—	$264	$—	$5,989
Accounts payable	—	5,445	3,572	398	—	9,415
Accrued expenses	—	25,573	13,882	460	—	39,915
Program obligations	—	7,386	1,417	711	—	9,514
Total current liabilities	—	44,129	18,871	1,833	—	64,833
Long-term debt, excluding current portion	—	585,002	—	533	—	585,535
Deferred income tax liabilities	—	—	271,654	953	(84,804)	187,803
Program obligations	—	1,079	104	598	—	1,781
Intercompany liabilities	—	1,408,175	8,267	3,406	(1,419,848)	—
Accumulated losses in excess of investment in consolidated subsidiaries	55,135	—	—	—	(55,135)	—
Other liabilities	—	51,005	54	7,185	(7,185)	51,059
Total liabilities	55,135	2,089,390	298,950	14,508	(1,566,972)	891,011

Redeemable noncontrolling interest	—	—	—	3,293	—	3,293

Total stockholders’ (deficit) equity	(55,135)	(55,135)	1,591,019	4,665	(1,540,549)	(55,135)

Total liabilities, redeemable noncontrolling interest and stockholders’ (deficit) equity	$—	$2,034,255	$1,889,969	$22,466	$(3,107,521)	$839,169

Condensed Consolidating Balance Sheet

As of December 31, 2011

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$16,571	$653	$833	$—	$18,057
Restricted cash	—	255,159	—	—	—	255,159
Accounts receivable, net	—	62,741	25,470	2,882	—	91,093
Deferred income tax assets	—	3,008	1,160	81	—	4,249
Assets held for sale	—	1,117	2,136	—	—	3,253
Other current assets	—	5,765	285	40	—	6,090
Total current assets	—	344,361	29,704	3,836	—	377,901
Property and equipment, net	—	103,091	41,444	894	—	145,429
Deferred financing costs	—	12,472	—	—	—	12,472
Goodwill	—	99,137	18,518	4,414	—	122,069
Broadcast licenses and other intangible assets, net	—	1,532	386,756	11,793	—	400,081
Deferred income tax assets	—	100,914	—	—	(100,914)	—
Assets held for sale	—	8,734	3,771	—	—	12,505
Advances to consolidated subsidiaries	—	10,027	1,360,824	—	(1,370,851)	—
Investment in consolidated subsidiaries	—	1,551,521	—	—	(1,551,521)	—
Other assets	—	13,937	3,169	1,566	(7,185)	11,487
Total assets	$—	$2,245,726	$1,844,186	$22,503	$(3,030,471)	$1,081,944

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$253,571	$—	$285	$—	$253,856
Accounts payable	—	7,771	2,550	651	—	10,972
Accrued expenses	—	27,541	10,713	324	—	38,578
Program obligations	—	8,472	1,324	96	—	9,892
Liabilities held for sale	—	2,044	1,675	—	—	3,719
Total current liabilities	—	299,399	16,262	1,356	—	317,017
Long-term debt, excluding current portion	—	614,202	—	659	—	614,861
Deferred income tax liabilities	—	—	266,820	1,465	(100,914)	167,371
Program obligations	—	1,375	712	1,787	—	3,874
Liabilities held for sale	—	1,199	109	—	—	1,308
Intercompany liabilities	—	1,360,824	8,416	1,611	(1,370,851)	—
Accumulated losses in excess of investment in consolidated subsidiaries	84,632	—	—	—	(84,632)	—
Other liabilities	—	53,359	5,052	7,416	(7,185)	58,642
Total liabilities	84,632	2,330,358	297,371	14,294	(1,563,582)	1,163,073

Redeemable noncontrolling interest	—	—	—	3,503	—	3,503

Total stockholders’ (deficit) equity	(84,632)	(84,632)	1,546,815	4,706	(1,466,889)	(84,632)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity (deficit)	$—	$2,245,726	$1,844,186	$22,503	$(3,030,471)	$1,081,944

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net revenues	$—	$77,075	$42,970	$1,905	$(934)	$121,016

Operating expenses:
Direct operating	—	21,439	15,364	1,186	(744)	37,245
Selling, general and administrative	—	18,378	9,360	484	(179)	28,043
Amortization of program rights	—	3,892	1,315	174	—	5,381
Corporate	—	7,699	520	—	—	8,219
Depreciation	—	4,697	1,889	65	—	6,651
Amortization of intangible assets	—	59	235	184	—	478
Loss (gain) from asset dispositions	—	5	(1)	—	—	4
Operating income	—	20,906	14,288	(188)	(11)	34,995

Other expense (income):
Interest expense, net	—	9,259	—	27	(20)	9,266
Share of loss in equity investments	—	62	—	—	—	62
Loss on extinguishment of debt	—	—	—	—	—	—
Intercompany fees and expenses	—	16,310	(16,310)	—	—	—
Other, net	—	101	—	—	—	101
Total other expense (income), net	—	25,732	(16,310)	27	(20)	9,429

(Loss) income from continuing operations before taxes and equity in income (loss) from operations of consolidated subsidiaries	—	(4,826)	30,598	(215)	9	25,566
(Benefit from) provision for income taxes	—	(2,039)	12,239	(91)	—	10,109
Net (loss) income from continuing operations	—	(2,787)	18,359	(124)	9	15,457
Income (loss) from discontinued operations, net	—	20	(80)	—	(16)	(76)
Gain from sale of discontinued operations, net	—	—	11,678	—	—	11,678
Equity in income (loss) from operations of consolidated subsidiaries	27,118	29,885	—	—	(57,003)	—
Net income (loss)	27,118	27,118	29,957	(124)	(57,010)	27,059
Net loss attributable to noncontrolling interests	—	—	—	(59)	—	(59)
Net income (loss) attributable to LIN TV Corp.	$27,118	$27,118	$29,957	$(65)	$(57,010)	$27,118

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net income (loss)	$27,118	$27,118	$29,957	$(124)	$(57,010)	$27,059
Amortization of pension net losses, net of tax of $170	261	261	—	—	(261)	261
Comprehensive income (loss)	27,379	27,379	29,957	(124)	(57,271)	27,320
Comprehensive loss attributable to noncontrolling interest	—	—	—	(59)	—	(59)
Comprehensive income (loss) attributable to LIN TV Corp.	$27,379	$27,379	$29,957	$(65)	$(57,271)	$27,379

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net revenues	$—	$144,404	$77,907	$3,602	$(1,697)	$224,216

Operating expenses:
Direct operating	—	42,602	28,756	2,546	(1,502)	72,402
Selling, general and administrative	—	37,064	18,666	994	(298)	56,426
Amortization of program rights	—	7,571	2,682	347	—	10,600
Corporate	—	14,035	930	—	—	14,965
Depreciation	—	9,530	3,757	123	—	13,410
Amortization of intangible assets	—	119	468	368	—	955
Loss (gain) from asset dispositions	—	4	(1)	—	—	3
Operating income	—	33,479	22,649	(776)	103	55,455

Other expense (income):
Interest expense, net	—	19,623	—	42	(29)	19,636
Share of loss in equity investments	—	153	—	—	—	153
Loss on extinguishment of debt	—	2,099	—	—	—	2,099
Intercompany fees and expenses	—	32,620	(32,620)	—	—	—
Other, net	—	87	1	—	—	88
Total other expense (income), net	—	54,582	(32,619)	42	(29)	21,976

(Loss) income from continuing operations before taxes and equity in income (loss) from operations of consolidated subsidiaries	—	(21,103)	55,268	(818)	132	33,479
(Benefit from) provision for income taxes	—	(8,864)	22,107	(336)	—	12,907
Net (loss) income from continuing operations	—	(12,239)	33,161	(482)	132	20,572
Loss from discontinued operations, net	—	(251)	(744)	—	(23)	(1,018)
(Loss) gain on the sale of discontinued operations, net	—	(289)	11,678	—	—	11,389
Equity in income (loss) from operations of consolidated subsidiaries	31,384	44,163	—	—	(75,547)	—
Net income (loss)	31,384	31,384	44,095	(482)	(75,438)	30,943
Net loss attributable to noncontrolling interests	—	—	—	(441)	—	(441)
Net income (loss) attributable to LIN TV Corp.	$31,384	$31,384	$44,095	$(41)	$(75,438)	$31,384

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net income (loss)	$31,384	$31,384	$44,095	$(482)	$(75,438)	$30,943
Amortization of pension net losses, net of tax of $340	522	522	—	—	(522)	522
Comprehensive income (loss)	31,906	31,906	44,095	(482)	(75,960)	31,465
Comprehensive loss attributable to noncontrolling interest	—	—	—	(441)	—	(441)
Comprehensive income (loss) attributable to LIN TV Corp.	$31,906	$31,906	$44,095	$(41)	$(75,960)	$31,906

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2011

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net revenues	$—	$66,699	$35,304	$239	$(1,279)	$100,963

Operating expenses:
Direct operating	—	19,371	13,357	39	(630)	32,137
Selling, general and administrative	—	17,505	8,827	39	(206)	26,165
Amortization of program rights	—	3,980	1,300	67	—	5,347
Corporate	—	6,928	411	—	—	7,339
Depreciation	—	4,700	1,654	5	—	6,359
Amortization of intangible assets	—	44	242	1	—	287
Loss from asset dispositions	—	89	14	—	—	103
Operating income	—	14,082	9,499	88	(443)	23,226

Other expense (income):
Interest expense, net	—	12,717	—	—	—	12,717
Share of loss in equity investments	—	34	520	—	—	554
Gain on derivative instruments	—	(583)	—	—	—	(583)
Loss on extinguishment of debt	—	50	—	—	—	50
Intercompany fees and expenses	—	16,310	(16,310)	—	—	—
Other, net	—	(3)	—	—	—	(3)
Total other expense (income), net	—	28,525	(15,790)	—	—	12,735

(Loss) income from continuing operations before taxes and equity in income (loss) from operations of consolidated subsidiaries	—	(14,443)	25,289	88	(443)	10,491
(Benefit from) provision for income taxes	—	(527)	10,116	—	—	9,589
Net (loss) income from continuing operations	—	(13,916)	15,173	88	(443)	902
(Loss) income from discontinued operations, net	—	(20)	189	—	—	169
Equity in income (loss) from operations of consolidated subsidiaries	1,071	15,007	—	—	(16,078)	—
Net income (loss)	$1,071	$1,071	$15,362	$88	$(16,521)	$1,071

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2011

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net income (loss)	$1,071	$1,071	$15,362	$88	$(16,521)	$1,071
Amortization of pension net loss, net of tax of $104	93	93	—	—	(93)	93
Comprehensive income (loss)	$1,164	$1,164	$15,362	$88	$(16,614)	$1,164

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2011

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net revenues	$—	$127,113	$65,585	$264	$(2,280)	$190,682

Operating expenses:
Direct operating	—	38,061	25,137	51	(1,179)	62,070
Selling, general and administrative	—	34,353	17,624	52	(330)	51,699
Amortization of program rights	—	7,887	2,721	67	—	10,675
Corporate	—	13,000	822	—	—	13,822
Depreciation	—	9,355	3,263	5	—	12,623
Amortization of intangible assets	—	62	485	1	—	548
Loss from asset dispositions	—	344	14	—	—	358
Operating income	—	24,051	15,519	88	(771)	38,887

Other expense (income):
Interest expense, net	—	25,649	—	—	—	25,649
Share of loss in equity investments	—	69	1,098	—	—	1,167
Gain on derivative instruments	—	(1,203)	—	—	—	(1,203)
Loss on extinguishment of debt	—	192	—	—	—	192
Intercompany fees and expenses	—	32,620	(32,620)	—	—	—
Other, net	—	(2)	—	—	—	(2)
Total other expense (income), net	—	57,325	(31,522)	—	—	25,803

(Loss) income from continuing operations before taxes and equity in income (loss) from operations of consolidated subsidiaries	—	(33,274)	47,041	88	(771)	13,084
(Benefit from) provision for income taxes	—	(8,245)	18,816	—	—	10,571
Net (loss) income from continuing operations	—	(25,029)	28,225	88	(771)	2,513
(Loss) income from discontinued operations, net	—	(172)	316	—	—	144
Equity in income (loss) from operations of consolidated subsidiaries	2,657	27,858	—	—	(30,515)	—
Net income (loss)	$2,657	$2,657	$28,541	$88	$(31,286)	$2,657

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2011

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net income (loss)	$2,657	$2,657	$28,541	$88	$(31,286)	$2,657
Amortization of pension net loss, net of tax of $182	212	212	—	—	(212)	212
Comprehensive income (loss)	$2,869	$2,869	$28,541	$88	$(31,498)	$2,869

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities, continuing operations	$—	$55,345	$(13,103)	$(570)	$23	$41,695
Net cash used in operating activities, discontinued operations	—	(471)	(2,242)	—	(23)	(2,736)
Net cash provided by (used in) operating activities	—	54,874	(15,345)	(570)	—	38,959

INVESTING ACTIVITIES:
Capital expenditures	—	(9,195)	(3,463)	(1,058)	—	(13,716)
Change in restricted cash	—	255,159	—	—	—	255,159
Payments for business combinations, net of cash acquired	—	(33,500)	—	—	—	(33,500)
Proceeds from the sale of assets	—	—	1	—	—	1
Shortfall loan to joint venture with NBCUniversal	—	(1,680)	—	—	—	(1,680)
Advances on intercompany borrowings	—	(1,200)	—	—	1,200	—
Payments from intercompany borrowings	—	4,395	—	—	(4,395)	—
Net cash provided by (used in) investing activities, continuing operations	—	213,979	(3,462)	(1,058)	(3,195)	206,264
Net cash provided by investing activities, discontinued operations	—	6,314	23,206	—	—	29,520
Net cash provided by (used in) investing activities	—	220,293	19,744	(1,058)	(3,195)	235,784

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	—	352	—	—	—	352
Proceeds from borrowings on long-term debt	—	20,000	—	—	—	20,000
Principal payments on long-term debt	—	(297,268)	—	(147)	—	(297,415)
Payment of long-term debt issue costs	—	(199)	—	—	—	(199)
Treasury stock purchased	—	(6,500)	—	—	—	(6,500)
Proceeds from intercompany borrowings	—	—	—	1,200	(1,200)	—
Payments on intercompany borrowings	—	—	(4,395)	—	4,395	—
Net cash (used in) provided by financing activities	—	(283,615)	(4,395)	1,053	3,195	(283,762)

Net decrease in cash and cash equivalents	—	(8,448)	4	(575)	—	(9,019)
Cash and cash equivalents at the beginning of the period	—	16,571	653	833	—	18,057
Cash and cash equivalents at the end of the period	$—	$8,123	$657	$258	$—	$9,038

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities, continuing operations	$—	$20,787	$6,804	$(732)	$—	$26,859
Net cash used in operating activities, discontinued operations	—	(511)	(456)	—	—	(967)
Net cash provided by (used in) operating activities	—	20,276	6,348	(732)	—	25,892

INVESTING ACTIVITIES:
Capital expenditures	—	(2,758)	(5,157)	—	—	(7,915)
Payments for business combinations, net of cash acquired	—	(5,244)	—	—	—	(5,244)
Proceeds from the sale of assets	—	48	—	—	—	48
Payments on derivative instruments	—	(1,254)	—	—	—	(1,254)
Shortfall loan to joint venture with NBCUniversal	—	(1,019)	—	—	—	(1,019)
Other investments, net	—	(150)	—	—	—	(150)
Payments from consolidated subsidiaries	—	1,150	—	—	(1,150)	—
Net cash used in investing activities, continuing operations	—	(9,227)	(5,157)	—	(1,150)	(15,534)
Net cash used in investing activities, discontinued operations	—	(81)	—	—	—	(81)
Net cash used in investing activities	—	(9,308)	(5,157)	—	(1,150)	(15,615)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	—	481	—	—	—	481
Proceeds from borrowings on long-term debt	—	—	—	920	—	920
Principal payments on long-term debt	—	(9,573)	—	(46)	—	(9,619)
Payment of long-term debt issue costs	—	(74)	—	—	—	(74)
Payments on intercompany borrowings	—	—	(1,150)	—	1,150	—
Net cash (used in) provided by financing activities, continuing operations	—	(9,166)	(1,150)	874	1,150	(8,292)

Net increase in cash and cash equivalents	—	1,802	41	142	—	1,985
Cash and cash equivalents at the beginning of the period	—	11,200	448	—	—	11,648
Cash and cash equivalents at the end of the period	$—	$13,002	$489	$142	$—	$13,633

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

Executive Summary

We operate or service 32 network-affiliates, more than 50 television and niche web sites, and a growing suite of mobile products in 15 U.S. markets, with multiple network-affiliates in 12 markets.  Our operating revenues are primarily derived from the sale of advertising time to local, national and political advertisers.  Additional, but less significant revenues are generated from our television station web sites, retransmission consent fees, interactive revenues and other revenues.

During the three and six months ended June 30, 2012, net revenues increased $20.1 million and $33.5 million, respectively, compared to the same periods in 2011, primarily driven by an increase in our local revenues and political advertising sales.  During the three and six months ended June 30, 2012, local revenues, which include net local advertising sales, retransmission consent fees and television station web site revenues, increased $9.2 million and $18.6 million, respectively, compared to the same periods last year.  Political advertising sales increased $5.8 million and $7.8 million for the three and six months ended June 30, 2012, respectively, compared to the same periods last year.

On January 20, 2012, we completed the redemption of $251 million, net of a discount of $1.2 million, of our 6½% Senior Subordinated Notes and our 6½% Senior Subordinated Notes — Class B (“Senior Subordinated Notes”), and as of that date, there were no Senior Subordinated Notes outstanding.  We used proceeds from an incremental term loan under our senior secured credit facility and cash on hand to fund the aggregate redemption price.

During the three and six months ended June 30, 2012, we made shortfall loans in the principal amounts of $1.1 million and $1.7 million, respectively, to our joint venture with NBCUniversal Media, LLC (“NBCUniversal”).  As of June 30, 2012, we have an accrued shortfall liability of $2.5 million for our approximate 20% share of debt service shortfalls that we expect to fund during the remainder of 2012 and into 2013.  We believe that cash shortfalls beyond the amounts currently accrued are not probable.  Actual cash shortfalls at the joint venture could vary from our current estimates.

On February 16, 2012, we completed the sale of substantially all of the assets of WWHO-TV in Columbus, OH to Manhan Media, Inc.  On April 21, 2012, we completed the sale of substantially all of the assets of WUPW-TV in Toledo, OH to WUPW, LLC.  For further information see Note 3 — “Discontinued Operations”.

On May 4, 2012, LIN Television entered into an asset purchase agreement with affiliates and subsidiaries of New Vision Television, LLC (“New Vision”) to acquire (the “Acquisition”) certain broadcast and other related assets of 13 network-affiliates in eight markets for $330.4 million, subject to post-closing adjustments, and the assumption of $12.2 million of finance lease obligations.  Concurrent with the Acquisition, Vaughan Acquisition LLC (“Vaughan”), a third-party licensee, will acquire certain assets of five separately owned network-affiliates in three markets for $4.6 million (the “Vaughan Acquired Stations”) currently owned by PBC Broadcasting, LLC (“PBC”) and operated by PBC with certain services from New Vision.  Upon the closing of these transactions, which are conditioned on the consummation of each other, LIN Television agreed to provide certain services to the Vaughan Acquired Stations pursuant to services arrangements with Vaughan.  We expect that Vaughan will be considered a VIE, of which we are the primary beneficiary, and that we will consolidate the assets, liabilities, and results of operations of Vaughan and its consolidated subsidiaries.  The closing of these transactions, which is expected to occur in 2012, is subject to regulatory approvals and other closing conditions, including the approval of the FCC.  For further information see Note 2 — “Acquisitions”.

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

Recent Accounting Pronouncements

In July 2012, there were revisions to the accounting standard for impairment tests of indefinite-lived intangible assets other than goodwill.  Under the revised standard a company can first perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary.  A company can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets, and can also bypass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible in any period.  The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted during 2012 if a company has not yet performed its 2012 annual impairment test or issued its financial statements.  We will adopt this guidance no later than January 1, 2013, and we do not expect it to have a material impact on our financial position or results of operations.

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

In May 2011, the fair value accounting standard was amended to change fair value measurement principles and disclosure requirements.  The key changes in measurement principles include limiting the concepts of the highest and best use and valuation premise to nonfinancial assets, providing a framework for considering whether a premium or discount can be applied in a fair value measurement, and aligning the fair value measurement of instruments classified within an entity’s stockholders’ equity with the guidance for liabilities.  Disclosures are required for all transfers between Levels 1 and 2 within the valuation hierarchy, the use of a nonfinancial asset measured at fair value if its use differs from its highest and best use, the level in the valuation hierarchy of assets and liabilities not recorded at fair value but for which fair value is required to be disclosed, and for Level 3 measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and qualitative discussion about the sensitivity of the measurements.  We adopted this guidance effective January 1, 2012, and the adoption did not have an impact on our financial position or results of operations.

Results of Operations

Set forth below are key components that contributed to our operating results (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Local revenues	$74,272	$65,048	14%	$141,931	$123,309	15%
National advertising sales	25,402	23,840	7%	48,523	46,178	5%
Political advertising sales	7,645	1,814	321%	10,581	2,772	282%
Interactive revenues	10,520	7,000	50%	17,506	11,957	46%
Other revenues	3,177	3,261	-3%	5,675	6,466	-12%
Net revenues	121,016	100,963	20%	224,216	190,682	18%

Direct operating	37,245	32,137	16%	72,402	62,070	17%
Selling, general and administrative	28,043	26,165	7%	56,426	51,699	9%
Amortization of program rights	5,381	5,347	1%	10,600	10,675	-1%
Corporate	8,219	7,339	12%	14,965	13,822	8%
Depreciation	6,651	6,359	5%	13,410	12,623	6%
Amortization of intangible assets	478	287	67%	955	548	74%
Loss from asset dispositions	4	103	-96%	3	358	-99%
Total operating expenses	86,021	77,737	11%	168,761	151,795	11%
Operating income	$34,995	$23,226	51%	$55,455	$38,887	43%

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

During the three months ended June 30, 2012, net revenues increased by $20.1 million, or 20%, compared to the same period in the prior year.  The increase was primarily due to: (i) a $9.2 million increase in local revenues; (ii) a $5.8 million increase in political advertising sales; (iii) a $3.5 million increase in interactive revenues; and (iv) a $1.6 million increase in national advertising sales.

During the six months ended June 30, 2012, net revenues increased by $33.5 million, or 18%, compared to the same period in the prior year.  The increase was primarily due to: (i) an $18.6 million increase in local revenues; (ii) a $7.8 million increase in political advertising sales; (iii) a $5.5 million increase in interactive revenues; and (iv) a $2.3 million increase in national advertising sales. These increases were partially offset by a $0.8 million decrease in other revenues.

The increase in local revenues during both periods is a result of growth in local advertising sales, growth in retransmission consent revenues as a result of contract renewals during 2011 and the first quarter of 2012 and contractual rate increases, and increased advertising on our television station web sites compared to the same period in the prior year.  The increase in political advertising sales during both periods is due to the 2012 Presidential, Congressional, state and local elections.  The increase in interactive revenues during both periods is a result of growth in advertising sales from RMM compared to the same period in the prior year and revenues generated by Nami Media, which we acquired during the fourth quarter of 2011.

During the three and six months ended June 30, 2012, the automotive category, which represented 26% of local and national advertising sales during both periods, increased by 25% and 19%, respectively, as compared to the three and six months ended June 30, 2011, during which the automotive category represented 21% and 22%, respectively, of local and national advertising sales. The increases were primarily the result of disruptions in the automotive supply chain during the same periods of 2011, resulting from the March 2011 Japan earthquake and tsunami.

Operating Expenses

Operating expenses increased $8.3 million and $17 million, or 11% and 11%, for the three and six months ended June 30, 2012, respectively, compared to the same periods last year.  These increases are primarily due to increases in direct operating expenses and selling, general and administrative expenses.  Direct operating expenses increased $5.1 million and $10.3 million during the three and six months ended June 30, 2012, respectively, compared to the same periods last year primarily as a result of an increase in fees pursuant to network affiliation agreements, employee compensation expense and higher cost of goods sold related to RMM.  Selling, general and administrative expenses increased $1.9 million and $4.7 million during the three and six months ended June 30, 2012, respectively, primarily due to higher variable costs attributable to the growth in revenue compared to the same periods last year.  The increase in selling, general and administrative expenses during the six months ended June 30, 2012 was also due to an increase in professional fees.

Other Expense

The following summarizes the components of other expense, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Components of other expense, net:
Interest expense, net	$9,266	$12,717	$19,636	$25,649
Share of loss in equity investments	62	554	153	1,167
Gain on derivative instruments	—	(583)	—	(1,203)
Loss on extinguishment of debt	—	50	2,099	192
Other expense (income), net	101	(3)	88	(2)
Total other expense, net	$9,429	$12,735	$21,976	$25,803

Other expense, net decreased $3.3 million and $3.8 million, or 26% and 15%, during the three and six months ended June 30, 2012, respectively, compared to the same periods last year, primarily due to a decrease in interest expense as further described below.  The decrease in other expense, net during the six months ended June 30, 2012 was partially offset by a $1.9 million increase in loss on extinguishment of debt, which was a result of the redemption of our Senior Subordinated Notes during the first quarter of 2012.

Interest Expense

The following summarizes the components of interest expense, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Components of interest expense:
Senior secured credit facility	$4,946	$227	$9,954	$645
8 3/8% Senior Notes	4,301	4,301	8,648	8,647
6 1/2% Senior Subordinated Notes	—	4,714	595	9,378
6 1/2% Senior Subordinated Notes - Class B	—	2,782	306	5,539
Other	19	693	133	1,440
Total interest expense, net	$9,266	$12,717	$19,636	$25,649

Interest expense, net decreased by $3.5 million and $6 million, or 27% and 23%, during the three and six months ended June 30, 2012, respectively, primarily as a result of the redemption of our Senior Subordinated Notes during the first quarter of 2012, partially offset by an increase in interest expense as a result of an increase in borrowings under our senior secured credit facility compared to the same period in the prior year.

Provision for Income Taxes

Provision for income taxes increased $0.5 million and $2.3 million for the three and six months ended June 30, 2012, respectively, compared to the same periods last year.  The increase in the tax provision was primarily a result of the increase in income from operations before taxes as compared to the same period last year.  Our effective income tax rate was 38.6% and 80.8% for the six months ended June 30, 2012 and June 30, 2011, respectively.  The decrease in the effective income tax rate was primarily a result of state tax legislation enacted in Michigan in May 2011, which repealed the Michigan business tax (“MBT”), and implemented a corporate income tax instead, effective January 2012.  As a result of the elimination of the MBT, certain future tax deductions, which were available to be utilized beginning in 2015, and had been recognized as deferred tax assets in our financial statements, will be not be deductible. Therefore, during the second quarter of 2011, we recognized incremental deferred income tax expense of $5.1 million, net of federal benefit, for the reversal of these previously established deferred tax assets.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior secured credit facility.  As of June 30, 2012, we had unrestricted cash and cash equivalents of $9 million, and a $75 million revolving credit facility, of which $65 million was available, subject to certain covenant restrictions.

Our total outstanding debt as of June 30, 2012 was $591.5 million. This excludes the contingent obligation associated with our guarantee of the $815.5 million GECC Note associated with our joint venture with NBCUniversal (see Note 11 — “Commitments and Contingencies” for further details).

Our operating plan for the next 12 months anticipates that we generate cash from operations, utilize available borrowings, make certain repayments of indebtedness, including mandatory repayments of term loans and incremental term loans under our senior secured credit facility and complete the New Vision acquisition as further described below.  Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) that we generate from our operations.  As of June 30, 2012, we were in compliance with all financial and nonfinancial covenants under our senior secured credit facility.

Our future ability to generate cash from operations and from borrowings under our senior secured credit facility could be adversely affected by a number of risks, which are discussed in the Liquidity and Capital Resources section within Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A.  “Risk Factors” in our 10-K and elsewhere herein.

Our liquidity position during 2012 has been, and over the next 12 months and beyond will primarily be affected by, but is not limited to, the following:

•                  Continued growth in local and interactive revenues.  During the three and six months ended June 30, 2012, our local revenues increased 14% and 15%, respectively, compared to the same periods in the prior year.  Additionally, during the three and six months ended June 30, 2012, our interactive revenues increased 50% and 46%, respectively, compared to the same periods in the prior year.  We expect further growth in our local revenues and interactive revenues, however, there can be no assurance that this will occur.

•                  Cyclical fluctuations.  We experience significant fluctuations in our political advertising revenues since advertising revenues are generally higher in even-numbered years due to additional revenues associated with political advertising related to local and national elections.  During the three and six months ended June 30, 2012, our net political advertising sales increased $5.8 million and $7.8 million, respectively, compared to the same periods in the prior year.  We anticipate increased advertising revenues during the remainder of 2012 as a result of these cyclical fluctuations. Additionally, the U.S. Supreme Court’s ruling in 2010 that allowed for unlimited independent political expenditures from corporations and unions may further increase political advertising spending in even numbered years.

•                  Asset Purchase Agreement with New Vision. On May 4, 2012, LIN Television entered into an asset purchase agreement with affiliates and subsidiaries of New Vision to acquire certain broadcast and other related assets of 13 network-affiliates in eight markets for $330.4 million and the assumption of $12.2 million of finance lease obligations.  Concurrent with the Acquisition, Vaughan will acquire certain assets of five separately owned network-affiliates in three markets for $4.6 million.  The aggregate purchase for these transactions is $335 million.  Pursuant to the terms of the purchase agreement, on May 4, 2012, we deposited $33.5 million into an escrow account, which will be applied to the payment of the purchase price at closing.  The remaining purchase price due at closing will be funded with a combination of a draw against LIN Television’s revolving credit facility, newly incurred debt and cash on hand.  The closing of these transactions, which is expected to occur in 2012, is subject to regulatory approvals and other closing conditions, including the approval of the FCC.  For further information see Note 2 — “Acquisitions”.

•                  Senior Subordinated Notes Due 2013.  On January 20, 2012, we completed the redemption of $251 million, net of a discount of $1.2 million, of our Senior Subordinated Notes.  We used proceeds from an incremental term loan under our senior secured credit facility and cash on hand to fund the aggregate redemption price.

•                 Cash requirements related to the NBCUniversal joint venture.  During the three and six months ended June 30, 2012, we made shortfall loans in aggregate principal amounts of $1.1 million and $1.7 million, respectively.  As of June 30, 2012, we have an accrued shortfall liability of $2.5 million for our approximate 20% share of debt service shortfalls that we expect to fund during the remainder of 2012 and into 2013.  We believe that cash shortfalls beyond the amounts currently accrued are not probable.  Actual cash shortfalls at the joint venture could vary from our current estimates.

•                  Cash requirements related to the acquisition of RMM.  In connection with our acquisition of RMM, we entered into an incentive compensation arrangement with certain key members of management.  The arrangement provides payments to those employees based on a computation of EBIDTA generated by RMM during 2012.  Our liability under this arrangement could range from zero to $24 million, and is payable in 2013.  As of June 30, 2012, we have recognized a current liability of $5.9 million related to this incentive compensation arrangement.

•                  Sale of assets.  During the six months ended June 30, 2012, we received net cash proceeds of $6.3 million and $23.2 million related to the divestiture of substantially all of the assets of WWHO-TV in Columbus, OH and WUPW-TV in Toledo, OH, respectively.

•                  Stock repurchase program.  During the six months ended June 30, 2012, pursuant to our Board authorized stock repurchase program, we repurchased approximately 1.9 million shares of our class A common stock on the open market for an aggregate purchase price of $6.5 million.

•                  Employee benefit contributions.  Our employee benefit plan contributions include contributions to our pension plan and the 401(k) Plan. Volatility in the equity markets impacts the fair value of our pension plan assets and ultimately the cash funding requirements of our pension plan. We expect to contribute $7.5 million to our pension plan and $4 million to our 401(k) Plan during 2012.

•                  Other investments.  In connection with our acquisition of Nami Media, we may be required to purchase the remaining outstanding shares of Nami Media in 2014, with a purchase price based on multiples of Nami Media’s 2013 net revenue and EBITDA. Our maximum potential obligation under the Nami Media agreements is $37.4 million.  For further information see Note 2 — “Acquisitions” included in our 10-K.

Contractual Obligations

The following table summarizes the estimated future cash payments related to amendments to certain program obligations and operating contracts since December 31, 2011.

				2017 and
	2012	2013-2014	2015-2016	thereafter	Total

Program payments(1)	$22,178	$31,674	$1,615	$265	$55,732
Operating agreements(2)	22,479	25,336	10,781	3,533	62,129

(1)          We have entered into commitments for future syndicated news, entertainment and sports programming. We have $11.3 million of program obligations outstanding as of June 30, 2012 and unrecorded commitments of $38.7 million for programming that is not available to air as of June 30, 2012.

(2)      We have entered into a variety of agreements for services used in the operation of our stations including ratings services, consulting and research services, news video services, news weather services, marketing services and other operating contracts under non-cancelable operating agreements.

Other than as shown above, there were no material changes in our contractual obligations from those shown in Liquidity and Capital Resources within Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 10-K.

Summary of Cash Flows

The following presents summarized cash flow information (in thousands):

	Six Months Ended June 30,
	2012	2011	2012 vs 2011
Net cash provided by operating activities	$38,959	$25,892	$13,067
Net cash provided by (used in) investing activities	235,784	(15,615)	251,399
Net cash used in financing activities	(283,762)	(8,292)	(275,470)
Net (decrease) increase in cash and cash equivalents	$(9,019)	$1,985	$(11,004)

Net cash provided by operating activities increased $13.1 million to $39 million for the six months ended June 30, 2012 compared to the same period in the prior year.  The increase was primarily attributable to a $33.5 million increase in net revenues, offset by a $16.2 million increase in direct operating, selling, general and administrative and corporate expenses, and a $2.4 million decrease in accrued interest expense as a result of the timing of interest payments compared to the same period in the prior year.

Net cash provided by (used in) investing activities increased $251.4 million to $235.8 million for the six months ended June 30, 2012 compared to the same period in the prior year.  The increase was primarily due to a $255.2 million decrease in restricted cash that was irrevocably deposited with a trustee in December 2011 for the redemption of our Senior Subordinated Notes on January 20, 2012.  The increase was also due to $6.3 million and $23.2 million of net cash proceeds we received during the six months ended June 30, 2012 related to the divestiture of substantially all of the assets of WWHO-TV and WUPW-TV, respectively.  The increase was partially offset by our $33.5 million deposit into an escrow account pursuant to the purchase agreement with New Vision as further described above.

Net cash used in financing activities increased $275.5 million to $283.8 million for the six months ended June 30, 2012 compared to the same period in the prior year.  The increase was primarily due to the redemption of $251 million, net of a discount of $1.2 million, of our Senior Subordinated Notes during the six months ended June 30, 2012 using the proceeds of an incremental term loan under our senior secured credit facility.  The increase was also due to $25 million of net principal payments on our revolving credit facility during the six months ended June 30, 2012.

Description of Indebtedness

We guarantee all of LIN Television’s debt. All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility and 8 3/8% Senior Notes (the “Senior Notes”), on a joint-and-several basis.

Debt consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Senior Secured Credit Facility:
Revolving credit loans	$10,000	$35,000
$125,000 Term loans, net of discount of $556 and $604 as of June 30, 2012 and December 31, 2011, respectively	124,444	124,396
$258,700 and $260,000 Incremental term loans, net of discount of $2,420 and $2,594 as of June 30, 2012 and December 31, 2011, respectively	256,280	257,406
8 3/8% Senior Notes due 2018	200,000	200,000
6 1/2% Senior Subordinated Notes due 2013	—	166,773
$85,426 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $1,228 as of December 31, 2011	—	84,198
Other debt	800	944
Total debt	591,524	868,717
Less current portion	5,989	253,856
Total long-term debt	$585,535	$614,861

Total debt	$591,524	$868,717
Cash and cash equivalents	(9,038)	(18,057)
Restricted cash	—	(255,159)
Consolidated net debt(1)	$582,486	$595,501

(1)

Consolidated net debt is a non-GAAP financial measure, and is equal to total debt less cash and cash equivalents. Solely for the purpose of computing consolidated net debt as of December 31, 2011, the credit agreement governing our senior secured credit facility permits restricted cash to be offset against total debt. Consolidated net debt provides investors with useful information about our financial position, and is one of the financial measures used to evaluate compliance with our debt covenants.

During the three and six months ended June 30, 2012, we paid $0.7 million and $1.3 million, respectively, of principal on the incremental term loans related to mandatory quarterly payments under our senior secured credit facility.  On January 20, 2012, we completed the redemption of $251 million, net of a discount of $1.2 million, of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes — Class B using the proceeds of an incremental term loan funded in December 2011 and cash on hand.  As a result of this redemption, we recorded a loss on extinguishment of debt of $2.1 million to our consolidated statement of operations during the six months ended June 30, 2012, associated with a write-down of deferred financing fees and unamortized discount.

During the six months ended June 30, 2011, we paid the remaining balance of $9.6 million on our term loans under our 2009 senior secured credit facility, which we terminated on October 26, 2011 concurrent with the entry into our new senior secured credit facility.  Additionally, under our 2009 senior secured credit facility, our available revolving credit commitments decreased from $76.1 million to $48.7 million, based on a computation of excess cash flow for the fiscal year ended December 31, 2010.  As a result, we recorded a loss on extinguishment of debt of $0.2 million to our consolidated statements of operations during the six months ended June 30, 2011, consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans.

See Note 7 — “Long-term Debt” included in Item 15 of our 10-K for a full description of our senior secured credit facility.

Off-Balance Sheet Arrangements

As of June 30, 2012, there had been no material changes in our off-balance sheet arrangements from those disclosed in our 10-K.

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

Interest Rate Risk

Our long-term debt as of June 30, 2012 was $591.5 million, including a current portion of $6 million, of which our Senior Notes bear a fixed interest rate and our senior secured credit facility bears an interest rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus ½ of 1%, and (iii) the one-month LIBOR rate plus 1%.  In addition, the rate we select also bears an applicable margin based upon our consolidated senior secured leverage ratio, currently set at 3.00% and 2.00% for LIBOR based loans and ABR rate loans, respectively. Additionally, borrowings under the incremental term loan facility bear interest at a rate based, at our option, on an adjusted LIBOR rate, plus an applicable margin of 3.75%, or an adjusted Base Rate, plus an applicable margin of 2.75%; provided that the adjusted LIBOR rate shall at no time be less than 1.25% per annum.

The outstanding balance of our senior secured credit facility was $390.7 million as of June 30, 2012.  Accordingly, a hypothetical 1% increase in the floating rate used as the basis for the interest charged on the senior secured credit facility as of June 30, 2012 would increase our annualized interest expense by $3.9 million, assuming such amounts remain outstanding under the facility.

Item 4. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. As permitted by the U.S. Securities and Exchange Commission (“SEC”), we have excluded Nami Media from our evaluation as of June 30, 2012 because it was acquired by us in a purchase business combination on November 22, 2011.  Nami Media is a majority-owned and controlled subsidiary, whose both total assets and total revenues represent 1% of our consolidated financial statement amounts as of and for the six months ended June 30, 2012.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  As permitted by the SEC, we have excluded Nami Media from our evaluation as of June 30, 2012 because it was acquired by us in a purchase business combination on November 22, 2011.  Nami Media is a majority-owned and controlled subsidiary, whose both total assets and total revenues represent 1% of our consolidated financial statement amounts as of and for the quarter ended June 30, 2012.

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

Item 1A. Risk Factors

On May 4, 2012, LIN Television entered into an asset purchase agreement with affiliates and subsidiaries of New Vision to acquire certain broadcast and other related assets of 13 network-affiliates (the “Acquired Stations”) in eight markets for $330.4 million and the assumption of $12.2 million of finance lease obligations.  The risk factors discussed below related to the Acquisition and to our defined benefit pension plans should be read together with the factors discussed in Part 1 Item 1A. “Risk Factors” in our 10-K.  These risk factors could materially affect our business, financial condition or future results.

We may not realize all of the anticipated operating synergies and cost savings from the Acquisition, which may adversely affect our financial performance.

We may not realize all of the anticipated operating synergies and cost savings from the Acquisition.  Such estimates are based upon a variety of factors and were derived utilizing numerous important assumptions, including, among other things: (i) the assumption that we will be able to take advantage of certain provisions in our retransmission consent agreements that would allow for increased rates from pay-television operators for the Acquired Stations, (ii) that we will be able to successfully migrate to and develop new media platforms for the Acquired Stations and (iii) that we will be able to leverage our existing technical service centers and shared administrative service centers in order to reduce costs at the Acquired Stations.

We may have difficulty integrating the Acquired Stations into our operating structure and if we are unable to effectively manage such integration, our operating results will suffer.

To effectively manage our integration and address the increased administrative demands that will result from the Acquisition, we will need, among other things, to continue to develop our financial and management controls and management information systems.  We will also need to continue to identify, attract and retain highly skilled finance and management personnel.  Failure to do any of these tasks in an efficient and timely manner could have an adverse impact on our financial position or results of operations.

There are other risks associated with the growth of our business. For example, there is the possibility that:

•                  we may not be able to successfully reduce costs, increase gross advertising revenues or audience share or realize anticipated synergies and economies of scale with respect to any Acquired Station;

•                  our management may be reassigned from overseeing existing operations due to the need to integrate the Acquired Stations;

•                  we may experience difficulties integrating operations and systems, as well as company policies and cultures;

•                  we may fail to retain and assimilate employees of the Acquired Stations; and

•                  problems may arise in entering new markets in which we have little or no experience.

The occurrence of any of these events could have a material adverse effect on our results of operations, particularly during the period immediately following the Acquisition.

We are permitted to consummate the Acquisition before the grant of the FCC’s consent becomes final, which may give rise to certain regulatory risks and the FCC could require us to restructure the transaction which would likely materially and adversely affect any benefits we derive from the Acquisition.

In connection with the Acquisition, on May 11, 2012, we filed applications requesting the FCC’s consent to acquire from New Vision the FCC licenses for each of the Acquired Stations (the “Applications”).  The FCC placed the Applications on public notice for a 30-day period to provide interested third parties with an opportunity to object and to petition the FCC to deny the Applications.  The 30-day public notice period ended on June 15, 2012. To date, no petitions to deny or other objections to the Applications have been filed with the FCC.

The FCC’s rules permit us to consummate the Acquisition immediately following the FCC’s grant of its consent to the Applications (the “FCC Consent”).  However, during the 30-day period following the publication of the FCC Consent, interested parties are afforded an opportunity to seek reconsideration or review by the FCC or, as the case may be, by a court of competent jurisdiction. Thereafter, the FCC has an additional ten days to set aside the FCC Consent on its own motion.  Only once this 10-day period has elapsed is the FCC Consent considered “final” and not subject to further review, appeal, rescission, or reversal.

No party filed a petition to deny or any other objection to the Applications during the public notice period that concluded on June 15, 2012.  We expect to receive FCC consent during 2012, and intend to consummate the Acquisition before the FCC Consent becomes final.  While we expect that the FCC Consent will thereafter become final in the ordinary course given that no objections were filed during the initial 30-day review period, it is possible that the FCC could, after granting a petition for reconsideration (properly filed by a third party and successfully prosecuted over our opposition), or acting on its own motion (and denying our request to stay its effect), rescind the FCC Consent, and we could be required, among other things, to unwind our acquisition of the FCC licenses for one or more of the Acquired Stations which may have an adverse effect on our business.

Our defined benefit pension plan obligations are currently underfunded, and we may have to make significant cash payments to this plan, which would reduce the cash available for our business.

We have unfunded obligations under our defined benefit pension plan.  The funded status of the defined benefit pension plan depends on such factors as asset returns, market interest rates, legislative changes and funding regulations.  If the returns on the assets of our plan were to decline in future periods, if market interest rates were to decline, if the Pension Benefit Guaranty Corporation (“PBGC”) were to require additional contributions to the plan as a result of acquisitions or if other actuarial assumptions were to be modified, our future required cash contributions and pension costs to the plan could increase.  Any such increases could have a material and adverse effect on our business, financial condition, results of operations or cash flows.  The need to make contributions, which may be substantial, to such plan may reduce the cash available to meet our other obligations, including our debt obligations with respect to our senior secured credit facilities and our Senior Notes or to meet the needs of our business.  In addition, the PBGC may terminate our defined benefit pension plan under limited circumstances, including in the event the PBGC concludes that the risk may increase unreasonably if such plan continues.  In the event a defined benefit pension plan is terminated for any reason while it is underfunded, we could be required to make an immediate payment to the PBGC of all or a substantial portion of such plan’s underfunding, as calculated by the PBGC based on its own assumptions (which might result in a larger obligation than that based on the assumptions we have used to fund such plan).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1

Second Amended and Restated Certificate of Incorporation of LIN TV Corp., as amended (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

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

10.1

Asset Purchase Agreement, dated May 4, 2012, among NVT Networks, LLC, NVT License Company, LLC, NVT Birmingham, LLC, NVT Birmingham Licensee, LLC, NVT Mason City, LLC, NVT Mason City Licensee, LLC, NVT Portland, LLC, NVT Portland Licensee, LLC, NVT Hawaii, LLC, NVT Hawaii Licensee, LLC, NVT Wichita, LLC, NVT Wichita Licensee, LLC, NVT Topeka, LLC, NVT Topeka Licensee, LLC, NVT Savannah, LLC, NVT Savannah Licensee, LLC, NVT Youngstown, LLC and NVT Youngstown Licensee, LLC and LIN Television Corporation (filed as Exhibit 10.1 to our Report on Form 8-K filed as of May 7, 2012 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

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

*                 Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30 days from the filing of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN TELEVISION CORPORATION

Dated:	August 1, 2012
By:	/s/ Richard J. Schmaeling
Richard J. Schmaeling
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Dated:	August 1, 2012
By:	/s/ Nicholas N. Mohamed
Nicholas N. Mohamed
Vice President Controller
(Principal Accounting Officer)

LIN Television Corporation

Consolidated Balance Sheets

(unaudited)

	June 30, 2012	December 31, 2011
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,038	$18,057
Restricted cash	—	255,159
Accounts receivable, less allowance for doubtful accounts (2012 - $2,626; 2011 - $2,310)	94,685	91,093
Deferred income tax assets	6,435	4,249
Assets held for sale	—	3,253
Other current assets	7,408	6,090
Total current assets	117,566	377,901
Property and equipment, net	146,075	145,429
Deferred financing costs	10,700	12,472
Goodwill	122,312	122,069
Broadcast licenses and other intangible assets, net	399,011	400,081
Assets held for sale	—	12,505
Other assets	43,505	11,487
Total assets (a)	$839,169	$1,081,944

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$5,989	$253,856
Accounts payable	9,415	10,972
Accrued expenses	39,915	38,578
Program obligations	9,514	9,892
Liabilities held for sale	—	3,719
Total current liabilities	64,833	317,017
Long-term debt, excluding current portion	585,535	614,861
Deferred income tax liabilities	187,803	167,371
Program obligations	1,781	3,874
Liabilities held for sale	—	1,308
Other liabilities	51,059	58,642
Total liabilities (a)	891,011	1,163,073

Commitments and Contingencies (Note 11)

Redeemable noncontrolling interest	3,293	3,503

Stockholder’s deficit:
Common stock, $0.01 par value, 1,000 shares	—	—
Investment in parent company’s stock, at cost	(17,098)	(10,598)
Additional paid-in capital	1,126,224	1,122,133
Accumulated deficit	(1,126,006)	(1,157,390)
Accumulated other comprehensive loss	(38,255)	(38,777)
Total stockholder’s deficit	(55,135)	(84,632)
Total liabilities, redeemable noncontrolling interest and stockholder’s deficit	$839,169	$1,081,944

The accompanying notes are an integral part of the unaudited consolidated financial statements.

(a) Our consolidated assets as of June 30, 2012 and December 31, 2011 include total assets of $10,130 and $10,688, respectively, of a variable interest entity (“VIE”) that can only be used to settle the obligations of the VIE. These assets include broadcast licenses and other intangible assets of $7,811 and $7,815, respectively, and program rights of $1,224 and $1,574, respectively. Our consolidated liabilities as of June 30, 2012 and December 31, 2011 include total liabilities of $2,255 and $2,721, respectively, of a VIE for which the VIE’s creditors have no recourse to the Company, including $1,309 and $1,884 of program obligations.  See further description in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies”.

LIN Television Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Net revenues	$121,016	$100,963	$224,216	$190,682

Operating expenses:
Direct operating	37,245	32,137	72,402	62,070
Selling, general and administrative	28,043	26,165	56,426	51,699
Amortization of program rights	5,381	5,347	10,600	10,675
Corporate	8,219	7,339	14,965	13,822
Depreciation	6,651	6,359	13,410	12,623
Amortization of intangible assets	478	287	955	548
Loss from asset dispositions	4	103	3	358
Operating income	34,995	23,226	55,455	38,887

Other expense:
Interest expense, net	9,266	12,717	19,636	25,649
Share of loss in equity investments	62	554	153	1,167
Gain on derivative instruments	—	(583)	—	(1,203)
Loss on extinguishment of debt	—	50	2,099	192
Other expense (income), net	101	(3)	88	(2)
Total other expense, net	9,429	12,735	21,976	25,803

Income before provision for income taxes	25,566	10,491	33,479	13,084
Provision for income taxes	10,109	9,589	12,907	10,571
Income from continuing operations	15,457	902	20,572	2,513
Discontinued operations:
(Loss) income from discontinued operations, net of a provision for (benefit from) income taxes of $34 and $93 for the three months ended June 30, 2012 and 2011, respectively, and $(541) and $83 for the six months ended June 30, 2012 and 2011, respectively	(76)	169	(1,018)	144
Gain on the sale of discontinued operations, net of a provision for income taxes of $6,306 and $6,223 for the three and six months ended June 30, 2012, respectively	11,678	—	11,389	—
Net income	27,059	1,071	30,943	2,657
Net loss attributable to noncontrolling interests	(59)	—	(441)	—
Net income attributable to LIN Television Corporation	$27,118	$1,071	$31,384	$2,657

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Net income	$27,059	$1,071	$30,943	$2,657
Amortization of pension net losses, net of tax of $170 and $104 for the three months ended June 30, 2012 and 2011, respectively, and $340 and $182 for the six months ended June 30, 2012 and 2011, respectively	261	93	522	212
Comprehensive income	27,320	1,164	31,465	2,869
Comprehensive loss attributable to noncontrolling interest	(59)	—	(441)	—
Comprehensive income attributable to LIN Television Corporation	$27,379	$1,164	$31,906	$2,869

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statement of Stockholder’s Deficit

(unaudited)

(in thousands, except share data)

			Investment in
	Common Stock		Parent Company’s Common	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2011	1,000	$—	$(10,598)	$1,122,133	$(1,157,390)	$(38,777)	$(84,632)
Amortization of pension net losses, net of tax of $340	—	—	—	—	—	522	522
Stock-based compensation	—	—	—	4,091	—	—	4,091
Purchase of LIN TV Corp. class A common stock	—	—	(6,500)	—	—	—	(6,500)
Net income attributable to LIN Television Corporation	—	—	—	—	31,384	—	31,384
Balance as of June 30, 2012	1,000	$—	$(17,098)	$1,126,224	$(1,126,006)	$(38,255)	$(55,135)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statement of Stockholder’s Deficit

(unaudited)

(in thousands, except share data)

	Common Stock		Investment in Parent Company’s Common	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2010	1,000	$—	$(7,869)	$1,110,343	$(1,205,967)	$(27,939)	$(131,432)
Amortization of pension net losses, net of tax of $182	—	—	—	—	—	212	212
Stock-based compensation	—	—	—	3,862	—	—	3,862
Issuance of LIN TV Corp. class A common stock	—	—	—	4,773	—	—	4,773
Net income attributable to LIN Television Corporation	—	—	—	—	2,657	—	2,657
Balance as of June 30, 2011	1,000	$—	$(7,869)	$1,118,978	$(1,203,310)	$(27,727)	$(119,928)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2012	2011
	(in thousands)
OPERATING ACTIVITIES:
Net income	$30,943	$2,657
Loss (income) from discontinued operations	1,018	(144)
Gain on the sale of discontinued operations	(11,389)	—
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	13,410	12,623
Amortization of intangible assets	955	548
Amortization of financing costs and note discounts	1,153	1,951
Amortization of program rights	10,600	10,675
Cash payments for programming	(11,296)	(12,551)
Loss on extinguishment of debt	871	192
Gain on derivative instruments	—	(1,203)
Share of loss in equity investments	153	1,167
Deferred income taxes, net	12,391	10,423
Stock-based compensation	3,738	3,381
Loss from asset dispositions	3	358
Other, net	862	395
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,592)	1,217
Other assets	(2,155)	(1,879)
Accounts payable	(1,557)	(1,008)
Accrued interest expense	(2,434)	81
Other liabilities and accrued expenses	(1,979)	(2,024)
Net cash provided by operating activities, continuing operations	41,695	26,859
Net cash used in operating activities, discontinued operations	(2,736)	(967)
Net cash provided by operating activities	38,959	25,892

INVESTING ACTIVITIES:
Capital expenditures	(13,716)	(7,915)
Change in restricted cash	255,159	—
Payments for business combinations, net of cash acquired	(33,500)	(5,244)
Proceeds from the sale of assets	1	48
Payments on derivative instruments	—	(1,254)
Shortfall loans to joint venture with NBCUniversal	(1,680)	(1,019)
Other investments, net	—	(150)
Net cash provided by (used in) investing activities, continuing operations	206,264	(15,534)
Net cash provided by (used in) investing activities, discontinued operations	29,520	(81)
Net cash provided by (used in) investing activities	235,784	(15,615)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	352	481
Proceeds from borrowings on long-term debt	20,000	920
Principal payments on long-term debt	(297,415)	(9,619)
Payment of long-term debt issue costs	(199)	(74)
Treasury stock purchased	(6,500)	—
Net cash used in financing activities	(283,762)	(8,292)

Net (decrease) increase in cash and cash equivalents	(9,019)	1,985
Cash and cash equivalents at the beginning of the period	18,057	11,648
Cash and cash equivalents at the end of the period	$9,038	$13,633

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

We determined that WBDT is a VIE, and as a result of the JSA and SSA we have a variable interest in WBDT.  We are the primary beneficiary of WBDT, and therefore, we consolidate WBDT within our unaudited interim consolidated financial statements.

The carrying amounts and classifications of the assets and liabilities of WBDT, which have been included in our consolidated balance sheets were as follows (in thousands):

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$58	$90
Accounts receivable, net	647	789
Other assets	673	697
Total current assets	1,378	1,576
Property and equipment, net	389	419
Broadcast licenses and other intangible assets, net	7,811	7,815
Other assets	552	878
Total assets	$10,130	$10,688

LIABILITIES
Current liabilities:
Current portion of long-term debt	$184	$184
Accounts payable	886	739
Accrued expenses	60	98
Program obligations	711	904
Total current liabilities	1,841	1,925
Long-term debt, excluding current portion	506	598
Program obligations	598	980
Other liabilities	7,185	7,185
Total liabilities	$10,130	$10,688

The assets of our consolidated VIE can only be used to settle the obligations of the VIE, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value.  As of June 30, 2012 and December 31, 2011, other liabilities of WBDT of $7.2 million reduce the carrying value of the entity, to reflect the fact that as of June 30, 2012 and December 31, 2011, we have an option to acquire the assets or membership interests of WBDT for an exercise price which may be less than the carrying value of the tangible and intangible net assets of WBDT.  The option is exercisable by us if the Federal Communications Commission (“FCC”) attribution rules change.

Redeemable noncontrolling interest

The following table presents the activity of the redeemable noncontrolling interest included in our consolidated balance sheets related to Nami Media, Inc. (“Nami Media”), which represents a third party’s proportionate share of the interest (in thousands):

Redeemable Noncontrolling Interest
Balance as of December 31, 2011	$3,503
Net loss	(210)
Balance as of June 30, 2012	$3,293

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

Recently Issued Accounting Pronouncements

In July 2012, there were revisions to the accounting standard for impairment tests of indefinite-lived intangible assets other than goodwill.  Under the revised standard a company can first perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary.  A company can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets, and can also bypass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible in any period.  The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted during 2012 if a company has not yet performed its 2012 annual impairment test or issued its financial statements.  We will adopt this guidance no later than January 1, 2013, and we do not expect it to have a material impact on our financial position or results of operations.

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

In May 2011, the fair value accounting standard was amended to change fair value measurement principles and disclosure requirements.  The key changes in measurement principles include limiting the concepts of the highest and best use and valuation premise to nonfinancial assets, providing a framework for considering whether a premium or discount can be applied in a fair value measurement, and aligning the fair value measurement of instruments classified within an entity’s stockholders’ equity with the guidance for liabilities.  Disclosures are required for all transfers between Levels 1 and 2 within the valuation hierarchy, the use of a nonfinancial asset measured at fair value if its use differs from its highest and best use, the level in the valuation hierarchy of assets and liabilities not recorded at fair value but for which fair value is required to be disclosed, and for Level 3 measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and qualitative discussion about the sensitivity of the measurements.  We adopted this guidance effective January 1, 2012, and the adoption did not have an impact on our financial position or results of operations.

Note 2 — Acquisitions

On May 4, 2012, we entered into an asset purchase agreement with affiliates and subsidiaries of New Vision Television, LLC (“New Vision”) to acquire (the “Acquisition”) certain broadcast and other related assets of 13 network-affiliates in eight markets for $330.4 million, subject to post-closing adjustments, and the assumption of $12.2 million of finance lease obligations.  Concurrent with the Acquisition, Vaughan Acquisition LLC (“Vaughan”), a third-party licensee, will acquire certain assets of five separately owned network-affiliates in three markets for $4.6 million (the “Vaughan Acquired Stations”) currently owned by PBC Broadcasting, LLC (“PBC”) and operated by PBC with certain services from New Vision.

Upon the closing of these transactions, which are conditioned on the consummation of each other, we agreed to provide certain services to the Vaughan Acquired Stations pursuant to services arrangements with Vaughan.  Under the services arrangements with Vaughan, we will provide sales, administrative and technical services, supporting the business and operation of the Vaughan Acquired Stations in exchange for commissions and fees that will provide us the benefit of certain returns from the business of the Vaughan Acquired Stations. In addition, we may, at our option (subject to regulatory approval) purchase assets of Vaughan relating to the Vaughan Acquired Stations in accordance with the terms of the option agreements among us, Vaughan and the licensees of the applicable Vaughan Acquired Stations. We expect that Vaughan will be considered a VIE, of which we are the primary beneficiary, and that we will consolidate the assets, liabilities, and results of operations of Vaughan and its consolidated subsidiaries.

The aggregate purchase price for these transactions is $335 million.  Pursuant to the terms of the purchase agreement, we deposited $33.5 million into an escrow account, which will be applied to the payment of the purchase price at closing and is recorded in other long-term assets on our consolidated balance sheets.  The remaining purchase price due at closing will be funded with a combination of a draw against our revolving credit facility, newly incurred debt and cash on hand.  In connection with the Acquisition, we entered into a commitment letter pursuant to which JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC committed to provide up to $265 million under a senior unsecured bridge loan facility.  Upon the closing of the Acquisition, we will incur a fee of $4 million related to this commitment.  If we utilize the bridge loan facility, the $4 million fee will be capitalized as deferred financing costs on our consolidated balance sheet.  If we do not make use of the bridge loan facility, the $4 million will be recorded as a charge to our consolidated statement of operations in the period in which we consummate the Acquisition.  The closing of these transactions, which is expected to occur in 2012, is subject to regulatory approvals and other closing conditions, including the approval of the FCC.

Note 3 — Discontinued Operations

WWHO-TV

On February 16, 2012, we completed the sale of substantially all of the assets of WWHO-TV, our CW affiliate serving Columbus, OH, to Manhan Media, Inc.  As of June 30, 2012, no amounts related to WWHO-TV were classified as assets or liabilities held for sale on our consolidated balance sheets.  During the six months ended June 30, 2012, we recorded a loss on the sale of WWHO-TV of $0.4 million ($0.3 million, net of tax).

WUPW-TV

On April 21, 2012, we completed the sale of substantially all of the assets of WUPW-TV to WUPW, LLC.  As of June 30, 2012, no amounts related to WUPW-TV were classified as assets or liabilities held for sale on our consolidated balance sheets. During the three and six months ended June 30, 2012, we recorded a gain on the sale of WUPW-TV of $18 million ($11.7 million, net of tax).

The following presents summarized information for the discontinued operations as follows (in thousands):

	Three Months Ended June 30,
	2012			2011
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total
Net revenues	$—	$418	$418	$1,200	$1,952	$3,152
Operating income (loss)	16	(58)	(42)	(31)	294	263
Net income (loss)	22	(98)	(76)	(21)	190	169

	Six Months Ended June 30,
	2012			2011
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total
Net revenues	$440	$2,193	$2,633	$2,263	$3,809	$6,072
Operating (loss) income	(393)	(1,166)	(1,559)	(264)	491	227
Net (loss) income	(252)	(766)	(1,018)	(172)	316	144

Note 4 — Equity Investments

Joint Venture with NBCUniversal

We own an approximate 20% interest in Station Venture Holdings, LLC (“SVH”), a joint venture with NBCUniversal, and account for our interest using the equity method as we do not have a controlling interest.  SVH holds a 99.75% noncontrolling interest in Station Venture Operations, LP (“SVO”), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture.

The following presents summarized financial information of SVH and SVO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
SVO:
Net revenue	$33,072	$31,679	$62,547	$57,889
Operating expenses	(19,930)	(18,364)	(39,534)	(36,033)
Net income before taxes	13,158	13,332	23,049	21,884
Net income after taxes	13,128	13,311	22,989	21,833

SVH:
Equity in income from limited partnership interest in SVO	$13,099	$13,278	$22,880	$21,779
Interest and other expense	(17,199)	(16,917)	(34,338)	(33,808)
Net loss	$(4,100)	$(3,639)	$(11,458)	$(12,029)

Cash distributions to SVH from SVO	$11,166	$11,531	$24,732	$27,661
Shortfall loans from LIN Television to SVH	1,085	1,019	1,680	1,019
Shortfall loans from General Electric Company (“GE”) to SVH	4,240	3,981	6,565	3,981

	June 30,
	2012	2011
Shortfall loans outstanding and accrued interest payable to LIN Television from SVH	$9,124	$5,490
Shortfall loans outstanding and accrued interest payable to NBCUniversal and GE from SVH	35,644	21,448

In 2008, we recorded an impairment charge that reduced the carrying value of our investment in SVH to $0.  At the SVO level, there continues to exist net equity of which we have a proportional share.  Subsequent to the reduction of the SVH carrying value to $0, and as a result of LIN TV’s guarantee of the debt financing provided by General Electric Capital Corporation (“GECC”) of SVH as further described in Note 11 — “Commitments and Contingencies”, we continue to track our share of the income or loss of SVH.  We currently are not recording such loss in our financial statements until, or unless, our commitments to fund losses exceeds previously recognized impairment charges.  When SVH generates income, we will begin recording our proportionate share of such income once it exceeds the operating losses not previously recognized in our financial statements.

We recognize shortfall funding liabilities when it is probable and estimable that there will be a shortfall at the SVH level requiring funding from us, and only when we have reached or intend to reach a shortfall funding agreement covering the period for which we estimate debt service shortfalls to occur, as further described in Note 11 — “Commitments and Contingencies”.  As of December 31, 2011, we had a shortfall liability of $4.1 million recognized for any potential shortfall loans to the joint venture during 2012 and into 2013.  During the three and six months ended June 30, 2012, pursuant to the shortfall funding agreements with GE, we made shortfall loans in the principal amounts of $1.1 million and $1.7 million, respectively, representing our approximate 20% share of debt service shortfalls during these periods, and GE made shortfall loans in the principal amounts of $4.2 million and $6.6 million, respectively, in respect of its approximate 80% share of debt service shortfalls during these periods.  As of June 30, 2012, we have a remaining accrued shortfall liability of $2.5 million for any potential shortfall loans during the remainder of 2012 and into 2013.  We believe that cash shortfalls beyond the amounts currently accrued are not probable.  However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party’s debt service shortfall obligation.

Because of uncertainty surrounding the joint venture’s ability to repay shortfall loans, we have historically concluded that it is more likely than not that the amounts recognized for accrued shortfall loans will not be recovered within a reasonable period of time.  During the three and six months ended June 30, 2011, we recognized charges of $0.5 million and $1.1 million, respectively, to reflect the impairment of the amounts recognized for accrued shortfall loans during these periods, which were classified as share of loss in equity investments in our consolidated statement of operations.

All amounts receivable under the shortfall loans, and all accrued interest due from the joint venture, are carried at zero on our consolidated balance sheets.  Should there be sufficient evidence in the future to suggest that collectability of the shortfall loans and accrued interest is reasonably certain, we would reestablish notes receivable for all previously funded and accrued shortfall loans to the joint venture, and establish accrued interest receivable for all previously funded shortfall loans to the joint venture.

Note 5 — Debt

LIN TV guarantees all of our debt.  All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee our senior secured credit facility and 8 3/8% Senior Notes (the “Senior Notes”), on a joint-and-several basis.

Debt consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Senior Secured Credit Facility:
Revolving credit loans	$10,000	$35,000
$125,000 Term loans, net of discount of $556 and $604 as of June 30, 2012 and December 31, 2011, respectively	124,444	124,396
$258,700 and $260,000 Incremental term loans, net of discount of $2,420 and $2,594 as of June 30, 2012 and December 31, 2011, respectively	256,280	257,406
8 3/8% Senior Notes due 2018	200,000	200,000
6½% Senior Subordinated Notes due 2013	—	166,773
$85,426 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $1,228 as of December 31, 2011	—	84,198
Other debt	800	944
Total debt	591,524	868,717
Less current portion	5,989	253,856
Total long-term debt	$585,535	$614,861

During the three and six months ended June 30, 2012, we paid $0.7 million and $1.3 million, respectively, of principal on the incremental term loans related to mandatory quarterly payments under our senior secured credit facility.  On January 20, 2012, we completed the redemption of $251 million, net of a discount of $1.2 million, of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes — Class B using the proceeds of an incremental term loan funded in December 2011 and cash on hand.  As a result of this redemption, we recorded a loss on extinguishment of debt of $2.1 million to our consolidated statement of operations during the six months ended June 30, 2012, associated with a write-down of deferred financing fees and unamortized discount.

During the six months ended June 30, 2011, we paid the remaining balance of $9.6 million on our term loans under our 2009 senior secured credit facility, which we terminated on October 26, 2011 concurrent with the entry into our new senior secured credit facility.  Additionally, under our 2009 senior secured credit facility, our available revolving credit commitments decreased from $76.1 million to $48.7 million, based on a computation of excess cash flow for the fiscal year ended December 31, 2010.  As a result, we recorded a loss on extinguishment of debt of $0.2 million to our consolidated statements of operations during the six months ended June 30, 2011, consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans.

The fair values of our long-term debt are estimated based on Level 2 inputs of the three-level fair value hierarchy, including quoted market prices for the same issues, or based on the current rates offered to us for our debt.  The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	June 30, 2012	December 31, 2011
Carrying amount	$591,524	$868,717
Fair value	597,165	860,164

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

During the three and six months ended June 30, 2011, we recorded a gain on derivative instruments of $0.6 million and $1.2 million, respectively, related to an interest rate hedge we entered into a contract to hedge a notional amount of the declining balances of our term loans under our 2009 senior secured credit facility.  The interest rate hedge expired on November 4, 2011, and therefore no amounts related to this hedge are included in our consolidated financial statements as of, and during the three and six months ended, June 30, 2012.

As of June 30, 2012, we have a derivative outstanding with a fair value of zero as further described in Note 2 — “Acquisitions” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2011 (“10-K”).

Note 7 — Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the three-level fair value hierarchy as of June 30, 2012 and December 31, 2011 (in thousands):

	Quoted prices in active markets	Significant observable inputs
	(Level 1)	(Level 2)	Total
June 30, 2012:
Assets:
Deferred compensation related investments	$587	$1,893	$2,480

Liabilities:
Deferred compensation related liabilities	$2,489	$—	$2,489

December 31, 2011:
Assets:
Deferred compensation related investments	$552	$1,405	$1,957

Liabilities:
Deferred compensation related liabilities	$1,904	$—	$1,904

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

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension cost (benefit) and the contributions to our 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net periodic pension cost (benefit):
Interest cost	$1,364	$1,495	$2,728	$2,990
Expected return on plan assets	(1,549)	(1,700)	(3,098)	(3,401)
Amortization of net loss	431	197	862	395
Net periodic cost (benefit):	$246	$(8)	$492	$(16)
Contributions:
401(k) Plan	$843	$953	$1,920	$1,867
Defined contribution retirement plans	45	42	182	72
Defined benefit retirement plans	1,368	922	2,290	2,505
Total contributions	$2,256	$1,917	$4,392	$4,444

See Note 11 — “Retirement Plans” included in Item 15 of our 10-K for a full description of our retirement plans.

Note 9 — Restructuring

During the six months ended June 30, 2012, we recorded a restructuring charge of $1.4 million, for severance and related costs at WWHO-TV and WUPW-TV, as a result of the divestitures of these stations as further described in Note 3 — “Discontinued Operations”.  During the three and six months ended June 30, 2012, we made cash payments of $1.3 million and $1.4 million, respectively, related to these restructuring actions.

During the year ended December 31, 2011, we recorded a restructuring charge of $0.7 million as a result of the consolidation of certain activities at our stations and our corporate headquarters.  As of December 31, 2011, we had a remaining accrual of $0.5 million related to these restructuring actions.  During the three and six months ended June 30, 2012, we made cash payments of $0.1 million and $0.3 million, respectively, related to these restructuring actions and expect to make cash payments of $0.2 million during the remainder of 2012.

The activities for these restructuring actions are as follows (in thousands):

Severance and Related
Balance as of December 31, 2011	$515
Charges	1,433
Payments	(1,723)
Balance as of June 30, 2012	$225

Note 10 — Income Taxes

We recorded a provision for income taxes of $10.1 million and $12.9 million for the three and six months ended June 30, 2012, respectively, compared to a provision for income taxes of $9.6 million and $10.6 million for the three and six months ended June 30, 2011, respectively.  The increase in the tax provision was primarily a result of the increase in income from operations before taxes as compared to the same period last year.  Our effective income tax rate was 38.6% and 80.8% for the six months ended June 30, 2012 and June 30, 2011, respectively.  The decrease in the effective income tax rate was primarily a result of state tax legislation enacted in Michigan in May 2011, which repealed the Michigan business tax (“MBT”), and implemented a corporate income tax instead, effective January 2012.  As a result of the elimination of the MBT, certain future tax deductions, which were available to be utilized beginning in 2015, and had been recognized as deferred tax assets in our consolidated financial statements, will be not be deductible. Therefore, during the second quarter of 2011, we recognized incremental deferred income tax expense of $5.1 million, net of federal benefit, for the reversal of these previously established deferred tax assets.

Note 11 — Commitments and Contingencies

Commitments

		Syndicated
	Operating Leases	Television
	and Agreements	Programming	Total
Year
2012	$23,299	$22,178	$45,477
2013	15,497	20,780	36,277
2014	11,885	10,894	22,779
2015	6,595	1,205	7,800
2016	5,963	410	6,373
Thereafter	6,132	265	6,397
Total obligations	69,371	55,732	125,103
Less recorded contracts	—	(17,010)	(17,010)
Future contracts	$69,371	$38,722	$108,093

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

Comcast Corporation owns and controls 51% of NBCUniversal and GE owns the remaining 49%.  GECC is a wholly-owned subsidiary of GE.

In light of the adverse effect of the economic downturn on the joint venture’s operating results, we entered into agreements with NBCUniversal and GE, under which we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note, we and NBCUniversal (2009 and 2010 shortfall funding agreements), and we and GE (2011 and 2012 shortfall funding agreements) would each provide the joint venture with a shortfall loan on the basis of our and NBCUniversal’s percentage of economic interest in the joint venture.  For further information on these agreements see Note 15 — “Commitments and Contingencies” included in Item 15 of our 10-K.  During the six months ended June 30, 2012, we received the consent of Comcast Corporation to the terms and conditions on which GE provides its proportionate share of any joint venture debt service shortfall under the shortfall funding agreement we and GE entered into on March 5, 2012 (the “2012 Shortfall Funding Agreement”), covering the period from April 2, 2012 through April 1, 2013.

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

As of December 31, 2011, we had a shortfall liability of $4.1 million recognized for any potential shortfall loans to the joint venture during 2012 and into 2013.  During the three and six months ended June 30, 2012, pursuant to the shortfall funding agreements with GE, we made shortfall loans in the principal amounts of $1.1 million and $1.7 million, respectively, representing our approximate 20% share of debt service shortfalls during these periods, and GE made shortfall loans in the principal amounts of $4.2 million and $6.6 million, respectively, in respect of its approximate 80% share of debt service shortfalls during these periods.  As of June 30, 2012, we have a remaining accrued shortfall liability of $2.5 million for any potential shortfall loans during the remainder of 2012 and into 2013.  We believe that cash shortfalls beyond the amounts currently accrued are not probable.  However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party’s debt service shortfall obligation.

Our ability to honor our shortfall loan obligations under the 2012 Shortfall Funding Agreement is limited by certain covenants contained in our senior secured credit facility and the indenture governing our Senior Notes.  Based on our estimate of debt service shortfalls for 2012 and into 2013 at the joint venture, and our forecast of total leverage and consolidated EBITDA during the remainder of 2012 and into 2013, we expect to have the capacity within these restrictions to provide funding to the joint venture for the $2.5 million accrued shortfall liability.  As of June 30, 2012, we had availability under applicable debt covenants to fund future shortfall loans as follows: (i) $47.2 million of availability under the credit agreement governing our senior secured credit facility, and (ii) $192 million of availability under the indenture governing our Senior Notes.

The possibility exists that debt service shortfalls at the joint venture could exceed current expectations; including the possibility that neither GE nor NBCUniversal will continue to fund a share of such debt service shortfall loans after April 1, 2013.  Should circumstances arise in which we desire to make shortfall loans to the joint venture in excess of the limitations imposed by the covenants contained in the credit agreement governing our senior secured credit facility or the indenture governing our Senior Notes, we could seek an amendment or waiver of such limitations, but there is no assurance that we would be able to obtain such amendment or waiver on a timely basis, or at all, or on terms satisfactory to us.  If we are unable to make shortfall payments, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default.

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

Under the terms of its guarantee of the GECC Note, LIN TV would be required to make a payment for an amount to be determined upon occurrence of the following events: (i) there is an event of default; (ii) the default is not remedied; and (iii) after GECC exhausts all remedies against the assets of the joint venture, the total amount realized upon exercise of those remedies is less than the $815.5 million principal amount of, plus any accrued and unpaid interest due, under the GECC Note.  Upon the occurrence of such events, the amount owed by LIN TV to GECC pursuant to the guarantee would be calculated as the difference between (i) the total amount at which the joint venture’s assets were sold and (ii) the principal amount of, plus any accrued and unpaid interest due, under the GECC Note.  As of December 31, 2011, we estimated the fair value of the television stations in the joint venture to be approximately $118 million less than the outstanding principal balance of the GECC Note of $815.5 million.

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

Note 12 — Related Party

We have a non-controlling investment in an interactive service provider that hosts our web sites. During the three and six months ended June 30, 2012, we incurred charges from the provider of $0.4 million and $1.3 million, respectively, and made cash payments to the provider of $0.2 million and $0.7 million, respectively, for web hosting services and web site development and customization. Additionally, during the three and six months ended June 30, 2011, we incurred charges from, and made cash payments to, the provider of $0.6 million and $1.3 million, respectively, for web hosting services and web site development and customization.