Form 10-Q
period 2012-09-30
LIN TELEVISION CORP; LIN TV CORP.
filed 2012-11-09
CIK 931058, 1166789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

LIN TV Corp. Class A common stock, $0.01 par value, outstanding as of November 2, 2012: 29,894,110 shares.

LIN TV Corp. Class B common stock, $0.01 par value, outstanding as of November 2, 2012: 23,401,726 shares.

LIN TV Corp. Class C common stock, $0.01 par value, outstanding as of November 2, 2012: 2 shares.

LIN Television Corporation common stock, $0.01 par value, outstanding as of November 2, 2012: 1,000 shares.

Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

LIN TV Corp.

Consolidated Balance Sheets

(unaudited)

	September 30, 2012	December 31, 2011
	(in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$32,806	$18,057
Restricted cash	—	255,159
Accounts receivable, less allowance for doubtful accounts (2012 - $2,879; 2011 - $2,310)	97,464	91,093
Deferred income tax assets	7,375	4,249
Assets held for sale	—	3,253
Other current assets	6,604	6,090
Total current assets	144,249	377,901
Property and equipment, net	143,553	145,429
Deferred financing costs	10,837	12,472
Goodwill	122,158	122,069
Broadcast licenses and other intangible assets, net	398,795	400,081
Assets held for sale	—	12,505
Other assets	44,826	11,487
Total assets (a)	$864,418	$1,081,944

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$7,547	$253,856
Accounts payable	7,242	10,972
Accrued expenses	52,698	38,578
Program obligations	9,536	9,892
Liabilities held for sale	—	3,719
Total current liabilities	77,023	317,017
Long-term debt, excluding current portion	573,383	614,861
Deferred income tax liabilities	199,623	167,371
Program obligations	1,993	3,874
Liabilities held for sale	—	1,308
Other liabilities	47,374	58,642
Total liabilities (a)	899,396	1,163,073

Commitments and Contingencies (Note 11)

Redeemable noncontrolling interest	3,303	3,503

Stockholders’ deficit:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, Issued: 34,784,270 and 34,650,169 shares as of September 30, 2012 and December 31, 2011, respectively
Outstanding: 29,836,611 and 33,012,351 shares as of September 30, 2012 and December 31, 2011, respectively	311	309
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,401,726 shares as of September 30, 2012 and December 31, 2011, issued and outstanding; convertible into an equal number of shares of class A or class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares as of September 30, 2012 and December 31, 2011, issued and outstanding; convertible into an equal number of shares of class A common stock	—	—
Treasury stock, 4,947,659 and 1,637,818 shares of class A common stock as of September 30, 2012 and December 31, 2011, respectively, at cost	(21,984)	(10,598)
Additional paid-in capital	1,127,497	1,121,589
Accumulated deficit	(1,106,347)	(1,157,390)
Accumulated other comprehensive loss	(37,993)	(38,777)
Total stockholders’ deficit	(38,281)	(84,632)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$864,418	$1,081,944

The accompanying notes are an integral part of the unaudited consolidated financial statements.

(a)         Our consolidated assets as of September 30, 2012 and December 31, 2011 include total assets of $10,071 and $10,688, respectively, of a variable interest entity (“VIE”) that can only be used to settle the obligations of the VIE. These assets include broadcast licenses and other intangible assets of $7,809 and $7,815 and program rights of $1,183 and $1,574 as of September 30, 2012 and December 31, 2011, respectively. Our consolidated liabilities as of September 30, 2012 and December 31, 2011 include total liabilities of $2,242 and $2,721, respectively, of a VIE for which the VIE’s creditors have no recourse to the Company, including $1,247 and $1,884, respectively, of program obligations.  See further description in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies”.

LIN TV Corp.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)

Net revenues	$133,076	$97,816	$357,292	$288,498

Operating expenses:
Direct operating	38,152	33,501	110,554	95,571
Selling, general and administrative	28,365	25,182	84,791	76,881
Amortization of program rights	5,612	5,517	16,212	16,192
Corporate	9,264	5,881	24,229	19,703
Depreciation	6,824	6,530	20,234	19,153
Amortization of intangible assets	507	233	1,462	781
Restructuring	—	498	—	498
(Gain) loss from asset dispositions	(15)	51	(12)	409
Operating income	44,367	20,423	99,822	59,310

Other expense:
Interest expense, net	9,310	12,608	28,946	38,257
Share of loss in equity investments	4,156	3,071	4,309	4,238
Gain on derivative instruments	—	(565)	—	(1,768)
Loss on extinguishment of debt	—	—	2,099	192
Other expense, net	88	60	176	58
Total other expense, net	13,554	15,174	35,530	40,977

Income before provision for income taxes	30,813	5,249	64,292	18,333
Provision for income taxes	11,194	2,247	24,101	12,818
Income from continuing operations	19,619	3,002	40,191	5,515
Discontinued operations:
Income (loss) from discontinued operations, net of a provision for (benefit from) income taxes of $63 for the three months ended September 30, 2011, and $(541) and $146 for the nine months ended September 30, 2012 and 2011, respectively	—	109	(1,018)	253
Gain on the sale of discontinued operations, net of a provision for income taxes of $6,223 for the nine months ended September 30, 2012	—	—	11,389	—
Net income	19,619	3,111	50,562	5,768
Net (loss) income attributable to noncontrolling interests	(40)	153	(481)	153
Net income attributable to LIN TV Corp.	$19,659	$2,958	$51,043	$5,615

Basic income per common share attributable to LIN TV Corp.:
Income from continuing operations attributable to LIN TV Corp.	$0.37	$0.05	$0.74	$0.10
Loss from discontinued operations, net of tax	—	—	(0.02)	—
Gain on the sale of discontinued operations, net of tax	—	—	0.21	—
Net income attributable to LIN TV Corp.	$0.37	$0.05	$0.93	$0.10

Weighted-average number of common shares outstanding used in calculating basic income per common share	53,066	56,352	54,715	55,674

Diluted income per common share attributable to LIN TV Corp.:
Income from continuing operations attributable to LIN TV Corp.	$0.36	$0.05	$0.73	$0.10
Loss from discontinued operations, net of tax	—	—	(0.02)	—
Gain on the sale of discontinued operations, net of tax	—	—	0.20	—
Net income attributable to LIN TV Corp.	$0.36	$0.05	$0.91	$0.10

Weighted-average number of common shares outstanding used in calculating diluted income per common share	54,353	57,431	55,989	56,985

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Net income	$19,619	$3,111	$50,562	$5,768
Amortization of pension net losses, net of tax of $169 and $79 for the three months ended September 30, 2012 and 2011, respectively, and $509 and $260 for the nine months ended September 30, 2012 and 2011, respectively	262	120	784	332
Comprehensive income	19,881	3,231	51,346	6,100
Comprehensive (loss) income attributable to noncontrolling interest	(40)	153	(481)	153
Comprehensive income attributable to LIN TV Corp.	$19,921	$3,078	$51,827	$5,947

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statement of Stockholders’ Deficit

(unaudited)

(in thousands)

	Common Stock			Treasury	Additional		Accumulated Other	Total
	Class A	Class B	Class C	Stock	Paid-In	Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Amount	(at cost)	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2011	$309	$235	$—	$(10,598)	$1,121,589	$(1,157,390)	$(38,777)	$(84,632)
Amortization of pension net losses, net of tax of $509	—	—	—	—	—	—	784	784
Stock-based compensation	2	—	—	—	5,908	—	—	5,910
Purchase of LIN TV Corp. class A common stock	—	—	—	(11,386)	—	—	—	(11,386)
Net income attributable to LIN TV Corp.	—	—	—	—	—	51,043	—	51,043
Balance as of September 30, 2012	$311	$235	$—	$(21,984)	$1,127,497	$(1,106,347)	$(37,993)	$(38,281)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statement of Stockholders’ Deficit

(unaudited)

(in thousands)

							Accumulated
	Common Stock			Treasury	Additional		Other	Total
	Class A	Class B	Class C	Stock	Paid-In	Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Amount	(at cost)	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2010	$294	$235	$—	$(7,869)	$1,109,814	$(1,205,967)	$(27,939)	$(131,432)
Amortization of pension net losses, net of tax of $260	—	—	—	—	—	—	332	332
Stock-based compensation	2	—	—	—	5,527	—	—	5,529
Issuance of LIN TV Corp. class A common stock	12	—	—	—	4,761	—	—	4,773
Net income attributable to LIN TV Corp.	—	—	—	—	—	5,615	—	5,615
Balance as of September 30, 2011	$308	$235	$—	$(7,869)	$1,120,102	$(1,200,352)	$(27,607)	$(115,183)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September,
	2012	2011
	(in thousands)
OPERATING ACTIVITIES:
Net income	$50,562	$5,768
Loss (income) from discontinued operations	1,018	(253)
Gain on the sale of discontinued operations	(11,389)	—
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	20,234	19,153
Amortization of intangible assets	1,462	781
Amortization of financing costs and note discounts	1,746	2,858
Amortization of program rights	16,212	16,192
Cash payments for programming	(17,202)	(18,782)
Loss on extinguishment of debt	871	192
Gain on derivative instruments	—	(1,768)
Share of loss in equity investments	4,309	4,238
Deferred income taxes, net	23,256	12,578
Stock-based compensation	5,308	4,856
(Gain) loss from asset dispositions	(12)	409
Other, net	1,293	593
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,371)	2,459
Other assets	(1,634)	(271)
Accounts payable	(3,730)	586
Accrued interest expense	1,865	11,049
Other liabilities and accrued expenses	121	(5,734)
Net cash provided by operating activities, continuing operations	87,919	54,904
Net cash used in operating activities, discontinued operations	(2,736)	(237)
Net cash provided by operating activities	85,183	54,667

INVESTING ACTIVITIES:
Capital expenditures	(19,337)	(11,588)
Change in restricted cash	255,159	—
Payments for business combinations, net of cash acquired	(34,325)	(5,244)
Proceeds from the sale of assets	62	48
Payments on derivative instruments	—	(1,822)
Shortfall loans to joint venture with NBCUniversal	(2,292)	(1,408)
Other investments, net	—	(250)
Net cash provided by (used in) investing activities, continuing operations	199,267	(20,264)
Net cash provided by (used in) investing activities, discontinued operations	29,520	(94)
Net cash provided by (used in) investing activities	228,787	(20,358)

FINANCING ACTIVITIES:
Net proceeds from exercises of employee and director stock-based compensation	652	673
Proceeds from borrowings on long-term debt	20,000	920
Principal payments on long-term debt	(308,128)	(9,666)
Payment of long-term debt issue costs	(359)	(310)
Treasury stock purchased	(11,386)	—
Net cash used in financing activities	(299,221)	(8,383)

Net increase in cash and cash equivalents	14,749	25,926
Cash and cash equivalents at the beginning of the period	18,057	11,648
Cash and cash equivalents at the end of the period	$32,806	$37,574

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

We have a JSA and an SSA with WBDT Television, LLC (“WBDT”), a third party, for WBDT-TV in the Dayton, OH market.  Under these agreements, we provide sales and administrative services to WBDT, have an obligation to reimburse certain of WBDT’s expenses, and we are compensated through a performance-based fee structure that provides us the benefit of certain returns from the operation of WBDT-TV.

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

The carrying amounts and classifications of the assets and liabilities of WBDT, which have been included in our consolidated balance sheets were as follows (in thousands):

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$90	$90
Accounts receivable, net	610	789
Other assets	639	697
Total current assets	1,339	1,576
Property and equipment, net	374	419
Broadcast licenses and other intangible assets, net	7,809	7,815
Other assets	549	878
Total assets	$10,071	$10,688

LIABILITIES
Current liabilities:
Current portion of long-term debt	$184	$184
Accounts payable	965	739
Accrued expenses	30	98
Program obligations	674	904
Total current liabilities	1,853	1,925
Long-term debt, excluding current portion	460	598
Program obligations	573	980
Other liabilities	7,185	7,185
Total liabilities	$10,071	$10,688

The assets of our consolidated VIE can only be used to settle the obligations of the VIE, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value.  As of September 30, 2012 and December 31, 2011, other liabilities of WBDT of $7.2 million reduce the carrying value of the entity, to reflect the fact that as of September 30, 2012 and December 31, 2011, LIN Television has an option to acquire the assets or membership interests of WBDT for an exercise price which may be less than the carrying value of the tangible and intangible net assets of WBDT.  The option is exercisable by us only in the event that the Federal Communications Commission (“FCC”) attribution rules change.

Redeemable Noncontrolling Interest

The following table presents the activity of the redeemable noncontrolling interest included in our consolidated balance sheets related to Nami Media, Inc. (“Nami Media”), which represents a third party’s proportionate share of the interest (in thousands):

Redeemable Noncontrolling Interest
Balance as of December 31, 2011	$3,503
Net loss	(200)
Balance as of September 30, 2012	$3,303

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator for EPS calculation:	2012	2011	2012	2011
Weighted-average common shares, basic	53,066	56,352	54,715	55,674
Effect of dilutive securities:
Stock options	1,287	1,079	1,274	1,311
Weighted-average common shares, diluted	54,353	57,431	55,989	56,985

We apply the treasury stock method to measure the dilutive effect of our outstanding stock option and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Potentially dilutive securities representing 2.5 million shares and 2.6 million shares of common stock for the three months ended September 30, 2012 and 2011, respectively, and 1.7 million shares and 0.4 million shares of common stock for the nine months ended September 30, 2012 and 2011, respectively, were excluded from the computation of diluted income per common share for these periods because their effect would have been anti-dilutive. The net income per share amounts are the same for our class A, class B and class C common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

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

In September 2011, there were revisions to the accounting standard for reporting comprehensive income, which require presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  We elected to present this information in a separate statement included within the primary financial statements following our consolidated statement of operations.  The revisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively.  We adopted this guidance effective January 1, 2012, and the adoption did not have an impact on our financial position or results of operations.

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

Note 2 — Acquisitions

New Vision Television, LLC

On October 12, 2012, LIN Television completed its acquisition (the “Acquisition”) of television stations in eight markets from affiliates and subsidiaries of New Vision Television, LLC (“New Vision”) for $334.9 million, subject to certain post-closing adjustments, and including the assumption of $14.3 million of finance lease obligations.  As a result of the Acquisition, we now operate or service 43 television stations, seven digital channels and a growing portfolio of web sites, applications and mobile products in 23 U.S. markets.  Concurrent with the Acquisition, Vaughan Acquisition LLC (“Vaughan”), a third-party licensee, completed its acquisition of separately owned television stations in three markets for $4.6 million (the “Vaughan Acquired Stations”) from PBC Broadcasting, LLC (“PBC”).

LIN Television also agreed to provide certain services to the Vaughan Acquired Stations pursuant to shared services arrangements with Vaughan.  Under the shared services arrangements with Vaughan, we will provide sales, administrative and technical services, supporting the business and operation of the Vaughan Acquired Stations in exchange for commissions and fees that will provide us the benefit of certain returns from the business of the Vaughan Acquired Stations.  We expect that Vaughan will be considered a VIE, of which we are the primary beneficiary, and that we will consolidate the assets, liabilities, and results of operations of Vaughan and its consolidated subsidiaries.

The aggregate purchase price for these transactions is $339.5 million.  Pursuant to the terms of our purchase agreement with New Vision, $33.5 million of the purchase price at closing was funded from amounts previously deposited into escrow.  The remaining purchase price was funded from cash on hand and the net proceeds of the issuance and sale of the 6 3/8% Senior Notes due 2021 (the “6 3/8% Senior Notes”) as further described in Note 13 — “Subsequent Events”.  Vaughan financed its portion of the aggregate purchase price with a term loan as further described in Note 13 — “Subsequent Events”.

In connection with the Acquisition, on May 4, 2012 when we entered into the purchase agreement for the Acquisition, we also entered into a commitment letter pursuant to which JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC committed to provide up to $265 million under a senior unsecured bridge loan facility.  Upon the closing of the Acquisition, we incurred a fee of $4 million related to this commitment.  Because we did not make use of the bridge loan facility this commitment fee will be recorded as a charge to our consolidated statement of operations during the fourth quarter of 2012.

The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by both us and Vaughan in the acquisitions (in thousands):

Current program rights assets	$1,464
Non-current program rights assets	450
Property and equipment	69,899
Broadcast licenses	162,074
Definite-lived intangible assets	32,975
Current liabilities	(2,319)
Long-term liabilities	(1,318)
Long-term debt assumed	(13,989)
Fair value of identifiable net assets acquired	249,236
Goodwill	90,264
Total	$339,500

The amount allocated to definite-lived intangible assets represents the estimated fair values of favorable leases of $9 million, advertiser relationships of $8.7 million, retransmission consent agreements of $8.4 million, and other intangible assets of $6.9 million.

The provisional purchase price allocation presented above is based upon all information available to us at the present time, and is based upon management’s preliminary estimates of the fair values using valuation techniques including income, cost and market approaches. The purchase price allocation is provisional pending our final determination of the fair values of the assets and liabilities, which we expect will occur within twelve months following the Acquisition. Upon the completion of the final purchase price allocation, any reallocation of fair values to the assets acquired and liabilities assumed in the acquisitions could have a material impact on our depreciation and amortization expenses and future results of operations.

Goodwill of $90.3 million is the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired, and primarily represents the benefits of synergies and economies of scale we expect to realize from the Acquisition.  All of the goodwill is deductible for tax purposes.

Due to the limited time between the Acquisition date and the filing of this Quarterly Report on Form 10-Q for the three months ended September 30, 2012, we are unable to provide the supplemental pro forma revenue and earnings of the combined entity.  We will include supplemental pro forma revenue and earnings of the combined entity in our Annual Report on Form 10-K for the year ended December 31, 2012.

ACME Television, LLC

On June 20, 2012, LIN Television exercised its option to acquire certain assets of the ACME Television, LLC television stations KWBQ-TV, KRWB-TV and KASY-TV (collectively the “Acquired Stations”), each of which serves the Albuquerque-Santa Fe, NM market.  LIN Television assigned its rights to acquire the remaining assets of the Acquired Stations, including the FCC license, to Tamer Media LLC (“Tamer Media”), an unrelated third party. The aggregate purchase price for the Acquired Stations is $17.3 million, of which we agreed to pay approximately $15.6 million and Tamer Media agreed to pay approximately $1.7 million.  On September 6, 2012, we funded $0.8 million of the purchase price into an escrow account, which is included in other assets in our consolidated balance sheet.  Completion of the transaction is subject to regulatory approvals and certain other terms and conditions.

LIN Television also agreed to provide certain services to the Acquired Stations pursuant to shared services arrangements with Tamer Media.  Under the shared services arrangements with Tamer Media, we will provide sales, administrative and technical services, supporting the business and operation of the Acquired Stations in exchange for commissions and fees that will provide us the benefit of certain returns from the business of the Acquired Stations.  We expect that Tamer Media will be considered a VIE, of which we are the primary beneficiary, and that we will consolidate the assets, liabilities, and results of operations of Tamer Media and its consolidated subsidiaries.

Note 3 — Discontinued Operations

WWHO-TV

On February 16, 2012, we completed the sale of substantially all of the assets of WWHO-TV, our CW affiliate serving Columbus, OH, to Manhan Media, Inc.  As of September 30, 2012, no amounts related to WWHO-TV were classified as assets or liabilities held for sale on our consolidated balance sheets.  During the nine months ended September 30, 2012, we recorded a loss on the sale of WWHO-TV of $0.4 million ($0.3 million, net of tax).

WUPW-TV

On April 21, 2012, we completed the sale of substantially all of the assets of WUPW-TV to WUPW, LLC.  As of September 30, 2012, no amounts related to WUPW-TV were classified as assets or liabilities held for sale on our consolidated balance sheets.  During the nine months ended September 30, 2012, we recorded a gain on the sale of WUPW-TV of $18 million ($11.7 million, net of tax).

The following presents summarized information for the discontinued operations as follows (in thousands):

	Three Months Ended September 30,
	2012			2011
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total
Net revenues	$—	$—	$—	$1,113	$1,884	$2,997
Operating (loss) income	—	—	—	(133)	305	172
Net (loss) income	—	—	—	(87)	196	109

	Nine Months Ended September 30,
	2012			2011
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total
Net revenues	$440	$2,193	$2,633	$3,376	$5,693	$9,069
Operating (loss) income	(393)	(1,166)	(1,559)	(397)	796	399
Net (loss) income	(252)	(766)	(1,018)	(259)	512	253

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

The following presents summarized financial information of SVH and SVO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
SVO:
Net revenue	$44,610	$29,752	$107,157	$87,641
Operating expenses	(20,926)	(18,493)	(60,460)	(54,526)
Net income before taxes	23,694	11,270	46,743	33,154
Net income after taxes	23,664	11,250	46,653	33,083

SVH:
Equity in income from limited partnership interest in SVO	$23,597	$11,467	$46,477	$33,246
Interest and other expense	(17,484)	(17,301)	(51,822)	(51,109)
Net income (loss)	$6,113	$(5,834)	$(5,345)	$(17,863)

Cash distributions to SVH from SVO	$13,621	$14,763	$38,353	$42,424
Shortfall loans from LIN Television to SVH	611	389	2,292	1,408
Shortfall loans from General Electric Company (“GE”) to SVH	2,389	1,520	8,954	5,501

	September 30,
	2012	2011
Shortfall loans outstanding and accrued interest payable to LIN Television from SVH	$9,902	$5,982
Shortfall loans outstanding and accrued interest payable to NBCUniversal and GE from SVH	38,685	23,372

In 2008, we recorded an impairment charge that reduced the carrying value of our investment in SVH to $0.  At the SVO level, there continues to exist net equity of which we have a proportional share.  Subsequent to the reduction of the SVH carrying value to $0, and as a result of our guarantee of the debt financing provided by General Electric Capital Corporation (“GECC”) to SVH as further described in Note 11 — “Commitments and Contingencies”, we continue to track our share of the income or loss of SVH.  We currently are not recording such loss in our financial statements until, or unless, our commitments to fund losses exceeds previously recognized impairment charges.  When SVH generates income, we will begin recording our proportionate share of such income once it exceeds the operating losses not previously recognized in our financial statements.

We recognize shortfall funding liabilities when it is probable and estimable that there will be a shortfall at the SVH level requiring funding from us, and only when we have reached or intend to reach a shortfall funding agreement covering the period for which we estimate debt service shortfalls to occur, as further described in Note 11 — “Commitments and Contingencies”.  As of December 31, 2011, we had an accrued shortfall liability of $4.1 million.

During October 2012, joint venture management provided us with a preliminary budget for 2013, which in comparison to our prior projections, reduced the outlook for retransmission consent fee revenues and increased the estimate for capital expenditures related to the construction of a new studio facility at KXAS-TV in Fort Worth, TX.  For these reasons, and based on our assumption that we and GE will continue to enter into future shortfall funding agreements, as of September 30, 2012, we estimate our approximate 20% share of debt service shortfalls to be approximately $6 million.  Accordingly, during the third quarter of 2012, we recognized an additional shortfall liability of $4.2 million, for our approximate 20% share of future joint venture debt service shortfalls.

Based on the joint venture’s preliminary budget for 2013, and certain long range forecast data provided by joint venture management, we believe that additional debt service shortfalls beyond those currently accrued are not probable.  However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party’s debt service shortfall obligation.

Because of uncertainty surrounding the joint venture’s ability to repay shortfall loans, we have historically concluded that it is more likely than not that the amounts recognized for accrued shortfall loans will not be recovered within a reasonable period of time.  During the three and nine months ended September 30, 2012, we recognized a charge of $4.2 million and during the three and nine months ended September 30, 2011, we recognized charges of $3 million and $4.1 million, respectively, to reflect the impairment of the amounts recognized for accrued shortfall loans during these periods, which were classified as share of loss in equity investments in our consolidated statement of operations.

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

Note 5 — Debt

We guarantee all of LIN Television’s debt.  All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility and 8 3/8% Senior Notes due 2018 (the “8 3/8% Senior Notes”), on a joint-and-several basis.

Debt consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Senior Secured Credit Facility:
Revolving credit loans	$—	$35,000
$125,000 Term loans, net of discount of $530 and $604 as of September 30, 2012 and December 31, 2011, respectively	124,470	124,396
$258,050 and $260,000 Incremental term loans, net of discount of $2,328 and $2,594 as of September 30, 2012 and December 31, 2011, respectively	255,722	257,406
8 3/8% Senior Notes due 2018	200,000	200,000
6 1/2% Senior Subordinated Notes due 2013	—	166,773
$85,426 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $1,228 as of December 31, 2011	—	84,198
Other debt	738	944
Total debt	580,930	868,717
Less current portion	7,547	253,856
Total long-term debt	$573,383	$614,861

During the three and nine months ended September 30, 2012, we paid $0.7 million and $2 million, respectively, of principal on the incremental term loans related to mandatory quarterly payments under our senior secured credit facility.

On October 12, 2012, LIN Television completed the issuance and sale of its 6 3/8% Senior Notes in an aggregate principal amount of $290 million, and used the net proceeds of such notes to fund the remaining purchase price for the Acquisition as further described in Note 2 — “Acquisitions”.  Additionally, on October 12, 2012, Vaughan, which we expect to be a consolidated VIE, entered into a five-year term loan with an unrelated third party in a principal amount of approximately $4.6 million to fund the purchase price for the television stations from PBC that were acquired by Vaughan.  LIN Television fully and unconditionally guarantees this loan.  For further information see Note 13 — “Subsequent Events”.

On January 20, 2012, we completed the redemption of $251 million, net of a discount of $1.2 million, of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes — Class B using the proceeds of an incremental term loan funded in December 2011 and cash on hand.  As a result of this redemption, we recorded a loss on extinguishment of debt of $2.1 million to our consolidated statement of operations during the nine months ended September 30, 2012, consisting of a write-down of deferred financing fees and unamortized discount.

During the nine months ended September 30, 2011, we recorded a loss on extinguishment of debt of $0.2 million to our consolidated statements of operations, consisting of a write-down of deferred financing fees related to a reduction in our revolving credit commitments and the payment of the remaining balance on our term loans under our 2009 senior secured credit facility.

The fair values of our long-term debt are estimated based on Level 2 inputs of the three-level fair value hierarchy, including quoted market prices for the same issues, or based on the current rates offered to us for our debt.  The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	September 30, 2012	December 31, 2011
Carrying amount	$580,930	$868,717
Fair value	595,865	860,164

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

During the three and nine months ended September 30, 2011, we recorded a gain on derivative instruments of $0.6 million and $1.8 million, respectively, related to an interest rate hedge we entered into to hedge a notional amount of the declining balances of our term loans under our 2009 senior secured credit facility, which we terminated on October 26, 2011 concurrent with the entry into our existing senior secured credit facility.  The interest rate hedge expired on November 4, 2011, and therefore no amounts related to this hedge are included in our consolidated financial statements as of, and during the three and nine months ended, September 30, 2012.

As of September 30, 2012, we have a derivative outstanding that continues to have a fair value of zero as further described in Note 2 — “Acquisitions” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2011 (“10-K”).

Note 7 — Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis.  The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the three-level fair value hierarchy as of September 30, 2012 and December 31, 2011 (in thousands):

	Quoted prices in active markets	Significant observable inputs
	(Level 1)	(Level 2)	Total
September 30, 2012:
Assets:
Deferred compensation related investments	$616	$2,041	$2,657

Liabilities:
Deferred compensation related liabilities	$2,652	$—	$2,652

December 31, 2011:
Assets:
Deferred compensation related investments	$552	$1,405	$1,957

Liabilities:
Deferred compensation related liabilities	$1,904	$—	$1,904

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

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension cost (benefit) and the contributions to our 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net periodic pension cost (benefit):
Interest cost	$1,364	$1,495	$4,092	$4,484
Expected return on plan assets	(1,549)	(1,700)	(4,647)	(5,100)
Amortization of net loss	431	197	1,293	592
Net periodic cost (benefit):	$246	$(8)	$738	$(24)
Contributions:
401(k) Plan	$915	$944	$2,835	$2,811
Defined contribution retirement plans	82	48	263	120
Defined benefit retirement plans	3,807	1,947	6,097	4,452
Total contributions	$4,804	$2,939	$9,195	$7,383

See Note 11 — “Retirement Plans” included in Item 15 of our 10-K for a full description of our retirement plans.

Note 9 — Restructuring

During the nine months ended September 30, 2012, we recorded a restructuring charge of $1.4 million, for severance and related costs at WWHO-TV and WUPW-TV, as a result of the divestitures of these stations as further described in Note 3 — “Discontinued Operations”.  During the nine months ended September 30, 2012, we made cash payments of $1.4 million, respectively, related to these restructuring actions.

During the year ended December 31, 2011, we recorded a restructuring charge of $0.7 million for severance and related costs as a result of the consolidation of certain activities at our stations and our corporate headquarters.  During the three and nine months ended September 30, 2012, we made cash payments of $0.1 million and $0.4 million, respectively, related to this restructuring action and expect to make cash payments of $0.1 million during the remainder of 2012.

The activities for these restructuring actions are as follows (in thousands):

Severance and Related
Balance as of December 31, 2011	$515
Charges	1,433
Payments	(1,840)
Balance as of September 30, 2012	$108

Note 10 — Income Taxes

We recorded a provision for income taxes of $11.2 million and $24.1 million for the three and nine months ended September 30, 2012, respectively, compared to a provision for income taxes of $2.2 million and $12.8 million for the three and nine months ended September 30, 2011, respectively.  The increase in the tax provision was primarily a result of the increase in income from operations before taxes as compared to the same periods last year.  Our effective income tax rate was 37.5% and 69.9% for the nine months ended September 30, 2012 and September 30, 2011, respectively.  The decrease in the effective income tax rate was primarily a result of state tax legislation enacted in Michigan in May 2011, which repealed the Michigan business tax (“MBT”), and implemented a corporate income tax instead, effective January 2012.  As a result of the elimination of the MBT, certain future tax deductions, which were available to be utilized beginning in 2015, and had been recognized as deferred tax assets in our consolidated financial statements, will be not be deductible. Therefore, during the second quarter of 2011, we recognized incremental deferred income tax expense of $5.1 million, net of federal benefit, for the reversal of these previously established deferred tax assets.

Note 11 — Commitments and Contingencies

Commitments

		Syndicated
	Operating Leases	Television
	and Agreements	Programming	Total
Year
2012	$23,439	$22,212	$45,651
2013	15,952	21,258	37,210
2014	12,370	12,112	24,482
2015	8,857	2,025	10,882
2016	6,406	450	6,856
Thereafter	7,387	240	7,627
Total obligations	74,411	58,297	132,708
Less recorded contracts	—	(22,756)	(22,756)
Future contracts	$74,411	$35,541	$109,952

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

In light of the adverse effect of the economic downturn on the joint venture’s operating results, we entered into agreements with NBCUniversal and GE, under which we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note, we and NBCUniversal (the 2009 and 2010 shortfall funding agreements), and we and GE (the 2011 and 2012 shortfall funding agreements) would each provide the joint venture with a shortfall loan on the basis of our and NBCUniversal’s percentage of economic interest in the joint venture.  For further information on these agreements see Note 15 — “Commitments and Contingencies” included in Item 15 of our 10-K.  During the nine months ended September 30, 2012, we received the consent of Comcast Corporation to the terms and conditions on which GE provides its proportionate share of any joint venture debt service shortfall under the shortfall funding agreement we and GE entered into on March 5, 2012 (the “2012 Shortfall Funding Agreement”), covering the period from April 2, 2012 through April 1, 2013.

We recognize shortfall funding liabilities to the joint venture on our consolidated balance sheet when those liabilities become both probable and estimable.  These liabilities become probable and estimable when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur, and for periods beyond joint venture management’s forecast, we develop our own internal estimates of debt service shortfalls.  Additionally, we accrue shortfall funding liabilities only when we have reached or intend to reach a shortfall funding agreement covering the period for which we estimate debt service shortfalls to occur.  As of December 31, 2011, we had an accrued shortfall liability of $4.1 million.

During the three and nine months ended September 30, 2012, pursuant to the shortfall funding agreements with GE, we made shortfall loans in the aggregate principal amounts of $0.6 million and $2.3 million, respectively, representing our approximate 20% share of debt service shortfalls during these periods, and GE made shortfall loans in the aggregate principal amounts of $2.4 million and $9 million, respectively, in respect of its approximate 80% share of debt service shortfalls during these periods.

During October 2012, joint venture management provided us with a preliminary budget for 2013, which in comparison to our prior projections, reduced the outlook for retransmission consent fee revenues and increased the estimate for capital expenditures related to the construction of a new studio facility at KXAS-TV in Fort Worth, TX.  For these reasons, and based on our assumption that we and GE will continue to enter into future shortfall funding agreements, as of September 30, 2012, we estimate our approximate 20% share of debt service shortfalls to be approximately $6 million.  Accordingly, during the third quarter of 2012, we recognized an additional shortfall liability of $4.2 million, for our approximate 20% share of future joint venture debt service shortfalls.

Based on the joint venture’s preliminary budget for 2013, and certain long range forecast data provided by joint venture management, we believe that additional debt service shortfalls beyond those currently accrued are not probable.  However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party’s debt service shortfall obligation.

Our ability to honor our shortfall loan obligations under the 2012 Shortfall Funding Agreement is limited by certain covenants contained in our senior secured credit facility, and the indentures governing our 8 3/8% Senior Notes and our 6 3/8% Senior Notes.  Based on our estimate of debt service shortfalls at the joint venture, and our forecast of total leverage and consolidated EBITDA, we expect to have the capacity within these restrictions to provide funding to the joint venture for the $6 million accrued shortfall liability.  As of September 30, 2012, we had availability under applicable debt covenants to fund future shortfall loans as follows: (i) $46.6 million of availability under the credit agreement governing our senior secured credit facility; and (ii) $226 million of availability under the indenture governing our 8 3/8% Senior Notes and our 6 3/8% Senior Notes.

The possibility exists that debt service shortfalls at the joint venture could exceed current expectations; including the possibility that neither GE nor NBCUniversal will continue to fund a share of such debt service shortfall loans after April 1, 2013.  Should circumstances arise in which we desire to make shortfall loans to the joint venture in excess of the limitations imposed by the covenants contained in the credit agreement governing our senior secured credit facility, or the indentures governing our 8 3/8% Senior Notes and our 6 3/8% Senior Notes, we could seek an amendment or waiver of such limitations, but there is no assurance that we would be able to obtain such amendment or waiver on a timely basis, or at all, or on terms satisfactory to us.  If we are unable to make shortfall payments, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default.

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

Litigation

We are involved in various legal claims and disputes in the ordinary course of our business.  As such, we accrue for such liabilities when it is both: (i) probable that a loss has occurred; and (ii) the amount of the loss can be reasonably estimated.  We evaluate, on a quarterly basis, developments affecting various legal claims and disputes that could cause an increase or decrease in the amount of the liability that has been previously accrued.  It is possible that we could incur losses in excess of any amounts accrued.  While management does not anticipate any such loss would have a material adverse impact on our consolidated financial position, it is possible that the final outcome could have a material impact on our results of operations or cash flows in any given period.

Note 12 — Related Party

We have a non-controlling investment in an interactive service provider that hosts our web sites. During the three and nine months ended September 30, 2012, we incurred charges from the provider of $0.7 million and $1.9 million, respectively, and made cash payments to the provider of $0.8 million and $1.5 million, respectively, for web hosting services and web site development and customization. Additionally, during the three and nine months ended September 30, 2011, we incurred charges from, and made cash payments to, the provider of $0.6 million and $1.9 million, respectively, for web hosting services and web site development and customization.

Note 13 — Subsequent Events

On October 12, 2012, LIN Television completed its acquisition of television stations in eight markets from affiliates and subsidiaries of New Vision for $334.9 million, subject to certain post-closing adjustments, and including the assumption of $14.3 million of finance lease obligations.  Additionally, on October 12, 2012, Vaughan completed its acquisition of separately owned television stations in three markets from PBC for $4.6 million.  For further information on these acquisitions see Note 2 — “Acquisitions”.

On October 12, 2012, LIN Television also completed the issuance and sale of $290 million in aggregate principal amount of its 6 3/8% Senior Notes.  The net proceeds of the 6 3/8% Senior Notes were used to fund the remaining purchase price for the Acquisition as further described in Note 2 — “Acquisitions”.  These notes are guaranteed by LIN TV and by all of LIN Television’s wholly-owned subsidiaries.  The notes will mature on January 15, 2021, and interest is payable January 15 and July 15 of each year, commencing on January 15, 2013.  Additionally, on October 12, 2012, Vaughan entered into a five-year term loan with an unrelated third party in a principal amount of approximately $4.6 million to fund the purchase price for the television stations from PBC that were acquired by Vaughan.  Vaughan subsequently made a principal payment of $1.3 million to the balance of the term loan.  LIN Television fully and unconditionally guarantees this loan.

Note 14 — Condensed Consolidating Financial Statements

LIN Television, a 100% owned subsidiary of LIN TV, is the primary obligor of our senior secured credit facility, our 8 3/8% Senior Notes and our 6 3/8% Senior Notes, which are further described in Note 5 — “Debt”.  LIN TV fully and unconditionally guarantees all of LIN Television’s debt on a joint-and-several basis.  Additionally, all of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, our 8 3/8% Senior Notes and our 6 3/8% Senior Notes on a joint-and-several basis, subject to customary release provisions.  There are certain contractual restrictions on LIN Television’s ability to obtain funds in the form of dividends or loans from the non-guarantor subsidiaries.

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

Condensed Consolidating Balance Sheet

As of September 30, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$30,513	$1,531	$762	$—	$32,806
Accounts receivable, net	—	63,462	30,997	3,005	—	97,464
Deferred income tax assets	—	3,336	3,997	42	—	7,375
Other current assets	—	4,967	787	850	—	6,604
Total current assets	—	102,278	37,312	4,659	—	144,249
Property and equipment, net	—	101,547	40,262	1,744	—	143,553
Deferred financing costs	—	10,837	—	—	—	10,837
Goodwill	—	99,137	18,518	4,503	—	122,158
Broadcast licenses and other intangible assets, net	—	1,353	386,055	11,387	—	398,795
Deferred income tax assets	—	74,460	—	—	(74,460)	—
Advances to consolidated subsidiaries	—	11,750	1,429,852	—	(1,441,602)	—
Investment in consolidated subsidiaries	—	1,614,073	—	—	(1,614,073)	—
Other assets	—	48,889	2,588	534	(7,185)	44,826
Total assets	$—	$2,064,324	$1,914,587	$22,827	$(3,137,320)	$864,418

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$7,287	$—	$260	$—	$7,547
Accounts payable	—	6,095	789	358	—	7,242
Accrued expenses	—	30,412	21,787	499	—	52,698
Program obligations	—	7,454	1,408	674	—	9,536
Total current liabilities	—	51,248	23,984	1,791	—	77,023
Long-term debt, excluding current portion	—	572,905	—	478	—	573,383
Deferred income tax liabilities	—	—	273,376	707	(74,460)	199,623
Program obligations	—	1,294	126	573	—	1,993
Intercompany liabilities	—	1,429,852	7,594	4,156	(1,441,602)	—
Accumulated losses in excess of investment in consolidated subsidiaries	38,281	—	—	—	(38,281)	—
Other liabilities	—	47,306	68	7,185	(7,185)	47,374
Total liabilities	38,281	2,102,605	305,148	14,890	(1,561,528)	899,396

Redeemable noncontrolling interest	—	—	—	3,303	—	3,303

Total stockholders’ (deficit) equity	(38,281)	(38,281)	1,609,439	4,634	(1,575,792)	(38,281)

Total liabilities, redeemable noncontrolling interest and stockholders’ (deficit) equity	$—	$2,064,324	$1,914,587	$22,827	$(3,137,320)	$864,418

Condensed Consolidating Balance Sheet

As of December 31, 2011

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$16,571	$653	$833	$—	$18,057
Restricted cash	—	255,159	—	—	—	255,159
Accounts receivable, net	—	62,741	25,470	2,882	—	91,093
Deferred income tax assets	—	3,008	1,160	81	—	4,249
Assets held for sale	—	1,117	2,136	—	—	3,253
Other current assets	—	5,765	285	40	—	6,090
Total current assets	—	344,361	29,704	3,836	—	377,901
Property and equipment, net	—	103,091	41,444	894	—	145,429
Deferred financing costs	—	12,472	—	—	—	12,472
Goodwill	—	99,137	18,518	4,414	—	122,069
Broadcast licenses and other intangible assets, net	—	1,532	386,756	11,793	—	400,081
Deferred income tax assets	—	100,914	—	—	(100,914)	—
Assets held for sale	—	8,734	3,771	—	—	12,505
Advances to consolidated subsidiaries	—	10,027	1,360,824	—	(1,370,851)	—
Investment in consolidated subsidiaries	—	1,551,521	—	—	(1,551,521)	—
Other assets	—	13,937	3,169	1,566	(7,185)	11,487
Total assets	$—	$2,245,726	$1,844,186	$22,503	$(3,030,471)	$1,081,944

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$253,571	$—	$285	$—	$253,856
Accounts payable	—	7,771	2,550	651	—	10,972
Accrued expenses	—	27,541	10,713	324	—	38,578
Program obligations	—	8,472	1,324	96	—	9,892
Liabilities held for sale	—	2,044	1,675	—	—	3,719
Total current liabilities	—	299,399	16,262	1,356	—	317,017
Long-term debt, excluding current portion	—	614,202	—	659	—	614,861
Deferred income tax liabilities	—	—	266,820	1,465	(100,914)	167,371
Program obligations	—	1,375	712	1,787	—	3,874
Liabilities held for sale	—	1,199	109	—	—	1,308
Intercompany liabilities	—	1,360,824	8,416	1,611	(1,370,851)	—
Accumulated losses in excess of investment in consolidated subsidiaries	84,632	—	—	—	(84,632)	—
Other liabilities	—	53,359	5,052	7,416	(7,185)	58,642
Total liabilities	84,632	2,330,358	297,371	14,294	(1,563,582)	1,163,073

Redeemable noncontrolling interest	—	—	—	3,503	—	3,503

Total stockholders’ (deficit) equity	(84,632)	(84,632)	1,546,815	4,706	(1,466,889)	(84,632)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity (deficit)	$—	$2,245,726	$1,844,186	$22,503	$(3,030,471)	$1,081,944

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net revenues	$—	$83,940	$48,229	$1,879	$(972)	$133,076

Operating expenses:
Direct operating	—	21,956	16,092	1,116	(1,012)	38,152
Selling, general and administrative	—	18,694	9,294	380	(3)	28,365
Amortization of program rights	—	4,054	1,378	180	—	5,612
Corporate	—	8,310	954	—	—	9,264
Depreciation	—	4,843	1,897	84	—	6,824
Amortization of intangible assets	—	60	233	214	—	507
Loss (gain) from asset dispositions	—	26	(41)	—	—	(15)
Operating income (loss)	—	25,997	18,422	(95)	43	44,367

Other expense (income):
Interest expense, net	—	9,303	—	38	(31)	9,310
Share of loss in equity investments	—	—	4,156	—	—	4,156
Intercompany fees and expenses	—	16,310	(16,310)	—	—	—
Other, net	—	89	(1)	—	—	88
Total other expense (income), net	—	25,702	(12,155)	38	(31)	13,554

Income (loss) from continuing operations before taxes and equity in income (loss) from operations of consolidated subsidiaries	—	295	30,577	(133)	74	30,813
(Benefit from) provision for income taxes	—	(975)	12,231	(62)	—	11,194
Net income (loss) from continuing operations	—	1,270	18,346	(71)	74	19,619
Equity in income (loss) from operations of consolidated subsidiaries	19,659	18,389	—	—	(38,048)	—
Net income (loss)	19,659	19,659	18,346	(71)	(37,974)	19,619
Net loss attributable to noncontrolling interests	—	—	—	(40)	—	(40)
Net income (loss) attributable to LIN TV Corp.	$19,659	$19,659	$18,346	$(31)	$(37,974)	$19,659

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended September 30, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net income (loss)	$19,659	$19,659	$18,346	$(71)	$(37,974)	$19,619
Amortization of pension net losses, net of tax of $169	262	262	—	—	(262)	262
Comprehensive income (loss)	19,921	19,921	18,346	(71)	(38.236)	19,881
Comprehensive loss attributable to noncontrolling interest	—	—	—	(40)	—	(40)
Comprehensive income (loss) attributable to LIN TV Corp.	$19,921	$19,921	$18,346	$(31)	$(38,236)	$19,921

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net revenues	$—	$228,344	$126,136	$5,481	$(2,669)	$357,292

Operating expenses:
Direct operating	—	64,558	44,848	3,662	(2,514)	110,554
Selling, general and administrative	—	55,758	27,960	1,374	(301)	84,791
Amortization of program rights	—	11,625	4,060	527	—	16,212
Corporate	—	22,345	1,884	—	—	24,229
Depreciation	—	14,373	5,654	207	—	20,234
Amortization of intangible assets	—	179	701	582	—	1,462
Loss (gain) from asset dispositions	—	30	(42)	—	—	(12)
Operating income (loss)	—	59,476	41,071	(871)	146	99,822

Other expense (income):
Interest expense, net	—	28,926	—	80	(60)	28,946
Share of loss in equity investments	—	153	4,156	—	—	4,309
Loss on extinguishment of debt	—	2,099	—	—	—	2,099
Intercompany fees and expenses	—	48,930	(48,930)	—	—	—
Other, net	—	176	—	—	—	176
Total other expense (income), net	—	80,284	(44,774)	80	(60)	35,530

(Loss) income from continuing operations before taxes and equity in income (loss) from operations of consolidated subsidiaries	—	(20,808)	85,845	(951)	206	64,292
(Benefit from) provision for income taxes	—	(9,839)	34,338	(398)	—	24,101
Net (loss) income from continuing operations	—	(10,969)	51,507	(553)	206	40,191
Loss from discontinued operations, net	—	(251)	(744)	—	(23)	(1,018)
(Loss) gain on the sale of discontinued operations, net	—	(289)	11,678	—	—	11,389
Equity in income (loss) from operations of consolidated subsidiaries	51,043	62,552	—	—	(113,595)	—
Net income (loss)	51,043	51,043	62,441	(553)	(113,412)	50,562
Net loss attributable to noncontrolling interests	—	—	—	(481)	—	(481)
Net income (loss) attributable to LIN TV Corp.	$51,043	$51,043	$62,441	$(72)	$(113,412)	$51,043

Condensed Consolidating Statement of Comprehensive Income

For the Nine Months Ended September 30, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net income (loss)	$51,043	$51,043	$62,441	$(553)	$(113,412)	$50,562
Amortization of pension net losses, net of tax of $509	784	784	—	—	(784)	784
Comprehensive income (loss)	51,827	51,827	62,441	(553)	(114,196)	51,346
Comprehensive loss attributable to noncontrolling interest	—	—	—	(481)	—	(481)
Comprehensive income (loss) attributable to LIN TV Corp.	$51,827	$51,827	$62,441	$(72)	$(114,196)	$51,827

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2011

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net revenues	$—	$63,714	$33,542	$501	$59	$97,816

Operating expenses:
Direct operating	—	20,146	13,935	102	(682)	33,501
Selling, general and administrative	—	16,892	8,336	96	(142)	25,182
Amortization of program rights	—	3,976	1,350	191	—	5,517
Corporate	—	5,463	418	—	—	5,881
Depreciation	—	4,794	1,721	15	—	6,530
Amortization of intangible assets	—	94	138	1	—	233
Restructuring	—	498	—	—	—	498
Loss from asset dispositions	—	1	50	—	—	51
Operating income	—	11,850	7,594	96	883	20,423

Other expense (income):
Interest expense, net	—	12,598	3	7	—	12,608
Share of loss in equity investments	—	71	3,000	—	—	3,071
Gain on derivative instruments	—	(565)	—	—	—	(565)
Intercompany fees and expenses	—	16,310	(16,310)	—	—	—
Other, net	—	60	—	—	—	60
Total other expense (income), net	—	28,474	(13,307)	7	—	15,174

(Loss) income from continuing operations before taxes and equity in income (loss) from operations of consolidated subsidiaries	—	(16,624)	20,901	89	883	5,249
(Benefit from) provision for income taxes	—	(6,114)	8,361	—	—	2,247
Net (loss) income from continuing operations	—	(10,510)	12,540	89	883	3,002
(Loss) income from discontinued operations, net	—	(88)	197	—	—	109
Equity in income (loss) from operations of consolidated subsidiaries	2,958	13,556	—	—	(16,514)	—
Net income (loss)	2,958	2,958	12,737	89	(15,631)	3,111
Net income attributable to noncontrolling interests	—	—	—	153	—	153
Net income (loss) attributable to LIN TV Corp.	$2,958	$2,958	$12,737	$(64)	$(15,631)	$2,958

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended September 30, 2011

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net income (loss)	$2,958	$2,958	$12,737	$89	$(15,631)	$3,111
Amortization of pension net losses, net of tax of $79	120	120	—	—	(120)	120
Comprehensive income (loss)	$3,078	$3,078	$12,737	$89	$(15,751)	$3,231
Comprehensive income attributable to noncontrolling interest	—	—	—	153	—	153
Comprehensive income (loss) attributable to LIN TV Corp.	$3,078	$3,078	$12,737	$(64)	$(15,751)	$3,078

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2011

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net revenues	$—	$190,827	$99,127	$765	$(2,221)	$288,498

Operating expenses:
Direct operating	—	58,207	39,072	153	(1,861)	95,571
Selling, general and administrative	—	51,245	25,960	148	(472)	76,881
Amortization of program rights	—	11,863	4,071	258	—	16,192
Corporate	—	18,463	1,240	—	—	19,703
Depreciation	—	14,149	4,984	20	—	19,153
Amortization of intangible assets	—	156	623	2	—	781
Restructuring	—	498	—	—	—	498
Loss from asset dispositions	—	345	64	—	—	409
Operating income	—	35,901	23,113	184	112	59,310

Other expense (income):
Interest expense, net	—	38,247	3	7	—	38,257
Share of loss in equity investments	—	140	4,098	—	—	4,238
Gain on derivative instruments	—	(1,768)	—	—	—	(1,768)
Loss on extinguishment of debt	—	192	—	—	—	192
Intercompany fees and expenses	—	48,930	(48,930)	—	—	—
Other, net	—	58	—	—	—	58
Total other expense (income), net	—	85,799	(44,829)	7	—	40,977

(Loss) income from continuing operations before taxes and equity in income (loss) from operations of consolidated subsidiaries	—	(49,898)	67,942	177	112	18,333
(Benefit from) provision for income taxes	—	(14,359)	27,177	—	—	12,818
Net (loss) income from continuing operations	—	(35,539)	40,765	177	112	5,515
(Loss) income from discontinued operations, net	—	(260)	513	—	—	253
Equity in income (loss) from operations of consolidated subsidiaries	5,615	41,414	—	—	(47,029)	—
Net income (loss)	5,615	5,615	41,278	177	(46,917)	5,768
Net income attributable to noncontrolling interests	—	—	—	153	—	153
Net income (loss) attributable to LIN TV Corp.	$5,615	$5,615	$41,278	$24	$(46,917)	$5,615

Condensed Consolidating Statement of Comprehensive Income

For the Nine Months Ended September 30, 2011

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net income (loss)	$5,615	$5,615	$41,278	$177	$(46,917)	$5,768
Amortization of pension net losses, net of tax of $260	332	332	—	—	(332)	332
Comprehensive income (loss)	$5,947	$5,947	$41,278	$177	$(47,249)	$6,100
Comprehensive income attributable to noncontrolling interest	—	—	—	153	—	153
Comprehensive income (loss) attributable to LIN TV Corp.	$5,947	$5,947	$41,278	$24	$(47,249)	$5,947

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities, continuing operations	$—	$93,607	$(5,482)	$(229)	$23	$87,919
Net cash used in operating activities, discontinued operations	—	(471)	(2,242)	—	(23)	(2,736)
Net cash provided by (used in) operating activities	—	93,136	(7,724)	(229)	—	85,183

INVESTING ACTIVITIES:
Capital expenditures	—	(13,227)	(4,474)	(1,636)	—	(19,337)
Change in restricted cash	—	255,159	—	—	—	255,159
Payments for business combinations, net of cash acquired	—	(34,325)	—	—	—	(34,325)
Proceeds from the sale of assets	—	17	45	—	—	62
Shortfall loans to joint venture with NBCUniversal	—	(2,292)	—	—	—	(2,292)
Advances on intercompany borrowings	—	(2,000)	—	—	2,000	—
Payments from intercompany borrowings	—	10,175	—	—	(10,175)	—
Net cash provided by (used in) investing activities, continuing operations	—	213,507	(4,429)	(1,636)	(8,175)	199,267
Net cash provided by investing activities, discontinued operations	—	6,314	23,206	—	—	29,520
Net cash provided by (used in) investing activities	—	219,821	18,777	(1,636)	(8,175)	228,787

FINANCING ACTIVITIES:
Net proceeds from exercises of employee and director stock-based compensation	—	652	—	—	—	652
Proceeds from borrowings on long-term debt	—	20,000	—	—	—	20,000
Principal payments on long-term debt	—	(307,922)	—	(206)	—	(308,128)
Payment of long-term debt issue costs	—	(359)	—	—	—	(359)
Treasury stock purchased	—	(11,386)	—	—	—	(11,386)
Proceeds from intercompany borrowings	—	—	—	2,000	(2,000)	—
Payments on intercompany borrowings	—	—	(10,175)	—	10,175	—
Net cash (used in) provided by financing activities	—	(299,015)	(10,175)	1,794	8,175	(299,221)

Net increase (decrease) in cash and cash equivalents	—	13,942	878	(71)	—	14,749
Cash and cash equivalents at the beginning of the period	—	16,571	653	833	—	18,057
Cash and cash equivalents at the end of the period	$—	$30,513	$1,531	$762	$—	$32,806

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities, continuing operations	$—	$47,478	$7,904	$(478)	$—	$54,904
Net cash (used in) provided by operating activities, discontinued operations	—	(793)	556	—	—	(237)
Net cash provided by (used in) operating activities	—	46,685	8,460	(478)	—	54,667

INVESTING ACTIVITIES:
Capital expenditures	—	(5,332)	(6,223)	(33)	—	(11,588)
Payments for business combinations, net of cash acquired	—	(5,244)	—	—	—	(5,244)
Proceeds from the sale of assets	—	48	—	—	—	48
Payments on derivative instruments	—	(1,822)	—	—	—	(1,822)
Shortfall loans to joint venture with NBCUniversal	—	(1,408)	—	—	—	(1,408)
Other investments, net	—	(250)	—	—	—	(250)
Payments from consolidated subsidiaries	—	2,350	—	—	(2,350)	—
Net cash used in investing activities, continuing operations	—	(11,658)	(6,223)	(33)	(2,350)	(20,264)
Net cash used in investing activities, discontinued operations	—	(94)	—	—	—	(94)
Net cash used in investing activities	—	(11,752)	(6,223)	(33)	(2,350)	(20,358)

FINANCING ACTIVITIES:
Net proceeds from exercises of employee and director stock-based compensation	—	673	—	—	—	673
Proceeds from borrowings on long-term debt	—	—	—	920	—	920
Principal payments on long-term debt	—	(9,574)	—	(92)	—	(9,666)
Payment of long-term debt issue costs	—	(310)	—	—	—	(310)
Payments on intercompany borrowings	—	—	(2,350)	—	2,350	—
Net cash (used in) provided by financing activities, continuing operations	—	(9,211)	(2,350)	828	2,350	(8,383)

Net increase (decrease) in cash and cash equivalents	—	25,722	(113)	317	—	25,926
Cash and cash equivalents at the beginning of the period	—	11,200	448	—	—	11,648
Cash and cash equivalents at the end of the period	$—	$36,922	$335	$317	$—	$37,574

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

Executive Summary

We are a local multimedia company that, upon the completion of the acquisition further described below, operates or services 43 television stations, seven digital channels and a growing portfolio of web sites, applications and mobile products in 23 U.S. markets.  Our operating revenues are primarily derived from the sale of advertising time to local, national and political advertisers.  Additional, but less significant revenues are generated from our television station web sites, retransmission consent fees, interactive revenues and other revenues.

During the three and nine months ended September 30, 2012, net revenues increased $35.3 million and $68.8 million, respectively, compared to the same periods in 2011, primarily driven by an increase in our political advertising sales and local revenues.  Political advertising sales increased $18.1 million and $25.9 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods last year.  During the three and nine months ended September 30, 2012, local revenues, which include net local advertising sales, retransmission consent fees and television station web site revenues, increased $10.7 million and $29.3 million, respectively, compared to the same periods last year.  Our interactive revenues and national advertising sales also increased during both periods.  Interactive revenues increased $4.1 million and $9.6 million, and national advertising sales increased $2.6 million and $5 million during the three and nine months ended September 30, 2012, respectively, compared to the same periods last year.

During the three and nine months ended September 30, 2012, we recognized an additional shortfall liability of $4.2 million, for our approximate 20% share of debt service shortfalls at our joint venture with NBCUniversal Media, LLC (“NBCUniversal”).  During the three and nine months ended September 30, 2012, we made shortfall loans in the principal amounts of $0.6 million and $2.3 million, respectively, to our joint venture with NBCUniversal.  As of September 30, 2012, we have an accrued shortfall liability of $6 million for our approximate 20% share of debt service shortfalls that we expect to fund during the remainder of 2012 and through 2013.  Based on the joint venture’s preliminary budget for 2013, and certain long range forecast data provided by joint venture management, we believe that additional debt service shortfalls beyond those currently accrued are not probable.  However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party’s debt service shortfall obligation.  For further information see Note 11 — “Commitments and Contingencies”.

On October 12, 2012, LIN Television completed its acquisition (the “Acquisition”) of television stations in eight markets from affiliates and subsidiaries of New Vision Television, LLC (“New Vision”) for $334.9 million, subject to certain post-closing adjustments, and including the assumption of $14.3 million of finance lease obligations.  Additionally, on October 12, 2012, Vaughan Acquisition LLC (“Vaughan”), a third-party licensee, completed its acquisition of separately owned television stations in three markets for $4.6 million from PBC Broadcasting, LLC (“PBC”).  LIN Television also agreed to provide certain services to the television stations acquired by Vaughan pursuant to shared services arrangements with Vaughan.  We expect that Vaughan will be considered a VIE, of which we are the primary beneficiary, and that we will consolidate the assets, liabilities, and results of operations of Vaughan and its consolidated subsidiaries.  For further information on these acquisitions see Note 2 — “Acquisitions”.

On October 12, 2012, LIN Television completed the issuance and sale of $290 million in aggregate principal amount of its 6 3/8% Senior Notes due 2021 (the “6 3/8% Senior Notes”).  The net proceeds of the 6 3/8% Senior Notes were used to fund the remaining purchase price for the acquisition of television stations from New Vision as further described above.  Additionally, on October 12, 2012, Vaughan entered into a five-year term loan with an unrelated third party in a principal amount of approximately $4.6 million to fund the purchase price for the television stations from PBC that were acquired by Vaughan.  LIN Television fully and unconditionally guarantees this loan.  For further information see Note 13 — “Subsequent Events”.

On February 16, 2012, we completed the sale of substantially all of the assets of WWHO-TV in Columbus, OH to Manhan Media, Inc.  On April 21, 2012, we completed the sale of substantially all of the assets of WUPW-TV in Toledo, OH to WUPW, LLC.  For further information see Note 3 — “Discontinued Operations”.

On January 20, 2012, we completed the redemption of $251 million, net of a discount of $1.2 million, of our 6½% Senior Subordinated Notes and our 6½% Senior Subordinated Notes — Class B (“6½% Senior Subordinated Notes”), and as of that date, there were no 6½% Senior Subordinated Notes outstanding.  We used proceeds from an incremental term loan under our senior secured credit facility and cash on hand to fund the aggregate redemption price.

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

In September 2011, there were revisions to the accounting standard for reporting comprehensive income, which require presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  We elected to present this information in a separate statement included within the primary financial statements following our consolidated statement of operations.  The revisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively.  We adopted this guidance effective January 1, 2012, and the adoption did not have an impact on our financial position or results of operations.

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

Results of Operations

Set forth below are key components that contributed to our operating results (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Local revenues	$72,993	$62,323	17%	$214,924	$185,632	16%
National advertising sales	26,102	23,473	11%	74,625	69,651	7%
Political advertising sales	20,389	2,320	779%	30,970	5,092	508%
Interactive revenues	10,876	6,815	60%	28,382	18,772	51%
Other revenues	2,716	2,885	(6)%	8,391	9,351	(10)%
Net revenues	133,076	97,816	36%	357,292	288,498	24%

Direct operating	38,152	33,501	14%	110,554	95,571	16%
Selling, general and administrative	28,365	25,182	13%	84,791	76,881	10%
Amortization of program rights	5,612	5,517	2%	16,212	16,192	—
Corporate	9,264	5,881	58%	24,229	19,703	23%
Depreciation	6,824	6,530	5%	20,234	19,153	6%
Amortization of intangible assets	507	233	118%	1,462	781	87%
Restructuring charge	—	498	(100)%	—	498	(100)%
(Gain) loss from asset dispositions	(15)	51	(129)%	(12)	409	(103)%
Total operating expenses	88,709	77,393	15%	257,470	229,188	12%
Operating income	$44,367	$20,423	117%	$99,822	$59,310	68%

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

During the three months ended September 30, 2012, net revenues increased by $35.3 million, or 36%, compared to the same period in the prior year.  The increase was primarily due to: (i) an $18.1 million increase in political advertising sales; (ii) a $10.7 million increase in local revenues; (iii) a $4.1 million increase in interactive revenues; and (iv) a $2.6 million increase in national advertising sales.  These increases were partially offset by a $0.2 million decrease in other revenues.

During the nine months ended September 30, 2012, net revenues increased by $68.8 million, or 24%, compared to the same period in the prior year.  The increase was primarily due to: (i) a $29.3 million increase in local revenues; (ii) a $25.9 million increase in political advertising sales; (iii) a $9.6 million increase in interactive revenues; and (iv) a $5 million increase in national advertising sales. These increases were partially offset by a $1 million decrease in other revenues.

The increase in local revenues during both periods is a result of growth in local advertising sales, retransmission consent revenues and television station web site revenues.  The growth in retransmission consent revenues was a result of contract renewals and contractual rate increases.  Television station web site revenues increased as a result of increased advertising and increased traffic to our web sites, as well as rate increases compared to the same periods in the prior year.  We also benefited during both periods from incremental advertising revenue from the 2012 Summer Olympic Games.  The increase in political advertising sales during both periods is due to the 2012 Presidential, Congressional, state and local elections.  The increase in interactive revenues during both periods is a result of growth in advertising sales from RMM compared to the same period in the prior year and revenues generated by Nami Media, which we acquired during the fourth quarter of 2011.

During the three and nine months ended September 30, 2012, the automotive category, which represented 28% and 27%, respectively, of local and national advertising sales, increased by 23% and 21%, respectively, as compared to the three and nine months ended September 30, 2011, during which the automotive category represented 24% and 23%, respectively, of local and national advertising sales. We believe the increases were primarily the result of disruptions in the automotive supply chain during the same periods of 2011, resulting from the March 2011 Japan earthquake and tsunami.

Operating Expenses

Operating expenses increased $11.3 million and $28.3 million, or 15% and 12%, for the three and nine months ended September 30, 2012, respectively, compared to the same periods last year.  These increases are primarily due to increases in direct operating, selling, general and administrative and corporate expenses.  Direct operating expenses increased $4.7 million and $15 million during the three and nine months ended September 30, 2012, respectively, compared to the same periods last year, primarily as a result of an increase in fees pursuant to network affiliation agreements, employee compensation expense and higher cost of goods sold related to RMM.  Selling, general and administrative expenses increased $3.2 million and $7.9 million during the three and nine months ended September 30, 2012, respectively, primarily due to higher variable costs attributable to the growth in revenue compared to the same periods last year.  Corporate expenses increased $3.4 million and $4.5 million during the three and nine months ended September 30, 2012, respectively, primarily due to increases in employee compensation expense and acquisition related expenses compared to the same periods last year.

Other Expense

The following summarizes the components of other expense, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Components of other expense, net:
Interest expense, net	$9,310	$12,608	$28,946	$38,257
Share of loss in equity investments	4,156	3,071	4,309	4,238
Gain on derivative instruments	—	(565)	—	(1,768)
Loss on extinguishment of debt	—	—	2,099	192
Other expense, net	88	60	176	58
Total other expense, net	$13,554	$15,174	$35,530	$40,977

Other expense, net decreased $1.6 million and $5.4 million, or 11% and 13%, during the three and nine months ended September 30, 2012, respectively, compared to the same periods last year, primarily due to a decrease in interest expense as further described below.  The decrease in other expense, net during the nine months ended September 30, 2012 was partially offset by a $1.9 million increase in loss on extinguishment of debt, which was a result of the redemption of our 6½% Senior Subordinated Notes during the first quarter of 2012.

Interest Expense

The following summarizes the components of interest expense, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Components of interest expense:
Senior secured credit facility	$4,896	$164	$14,851	$808
8 3/8% Senior Notes due 2018	4,396	4,347	13,044	12,995
6½% Senior Subordinated Notes	—	4,664	595	14,042
6½% Senior Subordinated Notes - Class B	—	2,757	306	8,295
Other	18	676	150	2,117
Total interest expense, net	$9,310	$12,608	$28,946	$38,257

Interest expense, net decreased by $3.3 million and $9.3 million, or 26% and 24%, during the three and nine months ended September 30, 2012, respectively, compared to the same periods last year, primarily as a result of the redemption of our 6½% Senior Subordinated Notes during the first quarter of 2012.  The decreases were partially offset by an increase in interest expense in both periods as a result of an increase in borrowings under our senior secured credit facility compared to the same periods last year.

Provision for Income Taxes

Provision for income taxes increased $8.9 million and $11.3 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods last year.  The increase in the tax provision was primarily a result of the increase in income from operations before taxes as compared to the same period last year.  Our effective income tax rate was 37.5% and 69.9 % for the nine months ended September 30, 2012 and September 30, 2011, respectively.  The decrease in the effective income tax rate was primarily a result of state tax legislation enacted in Michigan in May 2011, which repealed the Michigan business tax (“MBT”), and implemented a corporate income tax instead, effective January 2012.  As a result of the elimination of the MBT, certain future tax deductions, which were available to be utilized beginning in 2015, and had been recognized as deferred tax assets in our financial statements, will be not be deductible. Therefore, during the second quarter of 2011, we recognized incremental deferred income tax expense of $5.1 million, net of federal benefit, for the reversal of these previously established deferred tax assets.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior secured credit facility.  As of September 30, 2012, we had unrestricted cash and cash equivalents of $32.8 million, and a $75 million revolving credit facility, all of which was available, subject to certain covenant restrictions.

Our total outstanding debt as of September 30, 2012 was $580.9 million. This excludes the contingent obligation associated with our guarantee of the $815.5 million GECC Note associated with our joint venture with NBCUniversal (see Note 11 — “Commitments and Contingencies” for further details).

Our operating plan for the next 12 months anticipates that we generate cash from operations, utilize available borrowings, and make certain repayments of indebtedness, including mandatory repayments of term loans and incremental term loans under our senior secured credit facility. Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) that we generate from our operations.  As of September 30, 2012, we were in compliance with all financial and nonfinancial covenants under our senior secured credit facility.

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

Our liquidity position during 2012 has been, and over the next 12 months and beyond will primarily be affected by, but is not limited to, the following:

•                  Continued growth in local and interactive revenues.  During the three and nine months ended September 30, 2012, our local revenues increased 17% and 16%, respectively, compared to the same periods in the prior year.  Additionally, during the three and nine months ended September 30, 2012, our interactive revenues increased 60% and 51%, respectively, compared to the same periods in the prior year.  We expect further growth in our local and interactive revenues, however, there can be no assurance that this will occur.

•                  Cyclical fluctuations.  We experience significant fluctuations in our political advertising revenues since advertising revenues are generally higher in even-numbered years due to additional revenues associated with political advertising related to local and national elections.  During the three and nine months ended September 30, 2012, our net political advertising sales increased $18.1 million and $25.9 million, respectively, compared to the same periods in the prior year.  We anticipate increased advertising revenues during the remainder of 2012 as a result of these cyclical fluctuations. Additionally, the U.S. Supreme Court’s ruling in 2010 that allowed for unlimited independent political expenditures from corporations and unions may further increase political advertising spending in even numbered years.

•                  Acquisition of television stations from New Vision. On October 12, 2012, LIN Television completed its acquisition of television stations in eight markets from affiliates and subsidiaries of New Vision for $334.9 million, subject to certain post-closing adjustments, and including the assumption of $14.3 million of finance lease obligations. Pursuant to the terms of our purchase agreement with New Vision, $33.5 million of the purchase price at closing was funded from amounts previously deposited into escrow.  The remaining purchase price of $301.4 million was funded from cash on hand and the net proceeds of the issuance and sale of the 6 3/8% Senior Notes.  Additionally, on October 12, 2012, Vaughan, a third-party licensee, completed its acquisition of separately owned television stations in three markets for $4.6 million from PBC.  For further information see Note 2 — “Acquisitions”.

•                  6 3/8% Senior Notes.  On October 12, 2012, LIN Television completed the issuance and sale of $290 million in aggregate principal amount of its 6 3/8% Senior Notes.  The net proceeds of the 6 3/8% Senior Notes were used to fund the remaining purchase price for the Acquisition.  Additionally, on October 12, 2012, Vaughan entered into a five-year term loan with an unrelated third party in a principal amount of approximately $4.6 million to fund the purchase price for the television stations from PBC that were acquired by Vaughan.  Vaughan subsequently made a principal payment of $1.3 million to the balance of the term loan.  LIN Television fully and unconditionally guarantees this loan.  For further information see Note 13 — “Subsequent Events”.

•                  6½% Senior Subordinated Notes.  On January 20, 2012, we completed the redemption of $251 million, net of a discount of $1.2 million, of our 6½% Senior Subordinated Notes.  We used proceeds from an incremental term loan under our senior secured credit facility and cash on hand to fund the aggregate redemption price.

•                  Cash requirements related to the NBCUniversal joint venture.  During the three and nine months ended September 30, 2012, we made shortfall loans in aggregate principal amounts of $0.6 million and $2.3 million, respectively.  As of September 30, 2012, we have an accrued shortfall liability of $6 million for our approximate 20% share of debt service shortfalls.  Based on the joint venture’s preliminary budget for 2013, and certain long range forecast data provided by joint venture management, we believe that additional debt service shortfalls beyond those currently accrued are not probable.  However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party’s debt service shortfall obligation.

•                  Cash requirements related to the acquisition of RMM.  In connection with our acquisition of RMM, we entered into an incentive compensation arrangement with certain key members of management.  The arrangement provides payments to those employees based on a computation of EBIDTA generated by RMM during 2012.  Our liability under this arrangement could range from zero to $24 million, and is payable in 2013.  As of September 30, 2012, we have recognized a current liability of $6.9 million related to this incentive compensation arrangement, and expect to pay $7.5 million to $8.5 million during the first quarter of 2013 under this arrangement.

•                  Sale of assets.  During the nine months ended September 30, 2012, we received net cash proceeds of $6.3 million and $23.2 million related to the divestiture of substantially all of the assets of WWHO-TV in Columbus, OH and WUPW-TV in Toledo, OH, respectively.

•                  Stock repurchase program.  During the nine months ended September 30, 2012, pursuant to our Board authorized stock repurchase program, we repurchased approximately 3.3 million shares of our class A common stock on the open market for an aggregate purchase price of $11.4 million.

•                  Employee benefit contributions.  Our employee benefit plan contributions include contributions to our pension plan and the 401(k) Plan. Volatility in the equity markets impacts the fair value of our pension plan assets and ultimately the cash funding requirements of our pension plan. We expect to contribute $7.4 million to our pension plan and $4 million to our 401(k) Plan during 2012.

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

				2017 and
	2012	2013-2014	2015-2016	thereafter	Total

Program payments(1)	$22,212	$33,370	$2,475	$240	$58,297
Operating agreements(2)	22,577	25,454	12,605	3,533	64,169
Operating leases(3)	862	2,868	2,658	3,854	10,242

(1)

We have entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $22.8 million of program obligations as of September 30, 2012 and have unrecorded commitments of $35.5 million for programming that is not available to air as of September 30, 2012.

(2)

We have entered into a variety of agreements for services used in the operation of our stations including ratings services, consulting and research services, news video services, news weather services, marketing services and other operating contracts under non-cancelable operating agreements.

(3)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

Other than as shown above, there were no material changes in our contractual obligations from those shown in Liquidity and Capital Resources within Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 10-K.

Summary of Cash Flows

The following presents summarized cash flow information (in thousands):

	Nine Months Ended September 30,
	2012	2011	2012 vs 2011
Net cash provided by operating activities	$85,183	$54,667	$30,516
Net cash provided by (used in) investing activities	228,787	(20,358)	249,145
Net cash used in financing activities	(299,221)	(8,383)	(290,838)
Net increase in cash and cash equivalents	$14,749	$25,926	$(11,177)

Net cash provided by operating activities increased $30.5 million to $85.2 million for the nine months ended September 30, 2012 compared to the same period in the prior year.  The increase was primarily attributable to a $68.8 million increase in net revenues, offset by a $27.4 million increase in direct operating, selling, general and administrative and corporate expenses, compared to the same period in the prior year, and an increase in working capital of $9.7 million.

Net cash provided by (used in) investing activities increased $249.1 million to $228.8 million for the nine months ended September 30, 2012 compared to the same period in the prior year.  The increase was primarily due to a $255.2 million decrease in restricted cash that was irrevocably deposited with a trustee in December 2011 for the redemption of our 6½% Senior Subordinated Notes on January 20, 2012.  The increase was also due to $6.3 million and $23.2 million of net cash proceeds we received during the nine months ended September 30, 2012 related to the divestiture of substantially all of the assets of WWHO-TV and WUPW-TV, respectively.  The increase was partially offset by our $33.5 million deposit into an escrow account pursuant to the purchase agreement with New Vision.

Net cash used in financing activities increased $290.8 million to $299.2 million for the nine months ended September 30, 2012 compared to the same period in the prior year.  The increase was primarily due to the redemption of $251 million, net of a discount of $1.2 million, of our 6½% Senior Subordinated Notes during the nine months ended September 30, 2012 using the proceeds of an incremental term loan under our senior secured credit facility.  The increase was also due to $35 million of net principal payments on our revolving credit facility, and the repurchase of $11.4 million of our class A common stock during the nine months ended September 30, 2012.

Description of Indebtedness

We guarantee all of LIN Television’s debt.  All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility and 8 3/8% Senior Notes due 2018 (the “8 3/8% Senior Notes”), on a joint-and-several basis.

Debt consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Senior Secured Credit Facility:
Revolving credit loans	$—	$35,000
$125,000 Term loans, net of discount of $530 and $604 as of September 30, 2012 and December 31, 2011, respectively	124,470	124,396
$258,050 and $260,000 Incremental term loans, net of discount of $2,328 and $2,594 as of September 30, 2012 and December 31, 2011, respectively	255,722	257,406
8 3/8% Senior Notes due 2018	200,000	200,000
6 1/2% Senior Subordinated Notes due 2013	—	166,773
$85,426 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $1,228 as of December 31, 2011	—	84,198
Other debt	738	944
Total debt	580,930	868,717
Less current portion	7,547	253,856
Total long-term debt	$573,383	$614,861

Total debt	$580,930	$868,717
Cash and cash equivalents	(32,806)	(18,057)
Restricted cash	—	(255,159)
Consolidated net debt(1)	$548,124	$595,501

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

During the three and nine months ended September 30, 2012, we paid $0.7 million and $2 million, respectively, of principal on the incremental term loans related to mandatory quarterly payments under our senior secured credit facility.

On October 12, 2012, LIN Television completed the issuance and sale of its 6 3/8% Senior Notes in an aggregate principal amount of $290 million, and used the net proceeds of such notes to fund the remaining purchase price for the Acquisition as further described in Note 2 — “Acquisitions”.  Additionally, on October 12, 2012, Vaughan, which we expect to be a consolidated VIE, entered into a five-year term loan with an unrelated third party in a principal amount of approximately $4.6 million to fund the purchase price for the television stations from PBC that were acquired by Vaughan.  LIN Television fully and unconditionally guarantees this loan.  For further information see Note 13 — “Subsequent Events”.

On January 20, 2012, we completed the redemption of $251 million, net of a discount of $1.2 million, of our 6½% Senior Subordinated Notes using the proceeds of an incremental term loan funded in December 2011 and cash on hand.  As a result of this redemption, we recorded a loss on extinguishment of debt of $2.1 million to our consolidated statement of operations during the nine months ended September 30, 2012, consisting of a write-down of deferred financing fees and unamortized discount.

During the nine months ended September 30, 2011, we recorded a loss on extinguishment of debt of $0.2 million to our consolidated statements of operations, consisting of a write-down of deferred financing fees related to a reduction in our revolving credit commitments and the payment of the remaining balance on our term loans under our 2009 senior secured credit facility.

See Note 7 — “Long-term Debt” included in Item 15 of our 10-K for a full description of our senior secured credit facility.

Off-Balance Sheet Arrangements

As of September 30, 2012, there had been no material changes in our off-balance sheet arrangements from those disclosed in our 10-K.

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

Interest Rate Risk

Our long-term debt as of September 30, 2012 was $580.9 million, including a current portion of $7.5 million, of which our 8 3/8% Senior Notes bear a fixed interest rate and our senior secured credit facility bears an interest rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus ½ of 1%, and (iii) the one-month LIBOR rate plus 1%.  In addition, the rate we select also bears an applicable margin based upon our consolidated senior secured leverage ratio, which was set at 3.00% and 2.00% for LIBOR based loans and ABR rate loans, respectively, during 2012 through the issuance of these financial statements, and set at 2.75% and 1.75% thereafter for LIBOR based loans and ABR rate loans, respectively. Additionally, borrowings under the incremental term loan facility bear interest at a rate based, at our option, on an adjusted LIBOR rate, plus an applicable margin of 3.75%, or an adjusted Base Rate, plus an applicable margin of 2.75%; provided that the adjusted LIBOR rate shall at no time be less than 1.25% per annum.

The outstanding balance of our senior secured credit facility was $380.2 million as of September 30, 2012.  Accordingly, a hypothetical 1% increase in the floating rate used as the basis for the interest charged on the senior secured credit facility as of September 30, 2012 would increase our annualized interest expense by $3.8 million, assuming such amounts remain outstanding under the facility.

Item 4. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. As permitted by the U.S. Securities and Exchange Commission (“SEC”), we have excluded Nami Media from our evaluation as of September 30, 2012 because it was acquired by us in a purchase business combination on November 22, 2011.  Nami Media is a majority-owned and controlled subsidiary, whose both total assets and total revenues represent 1% of our consolidated financial statement amounts as of and for the nine months ended September 30, 2012.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  As permitted by the SEC, we have excluded Nami Media from our evaluation as of September 30, 2012 because it was acquired by us in a purchase business combination on November 22, 2011.

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

Item 1A. Risk Factors

On October 12, 2012, LIN Television completed its acquisition of television stations (the “Acquired Stations”) in eight markets from affiliates and subsidiaries of New Vision for $334.9 million, subject to certain post-closing adjustments, and including the assumption of $14.3 million of finance lease obligations.  The risk factors discussed below related to the Acquisition and to our defined benefit pension plans should be read together with the factors discussed in Part 1 Item 1A. “Risk Factors” in our 10-K.  These risk factors could materially affect our business, financial condition or future results.

We may not realize all of the anticipated operating synergies and cost savings from the Acquisition, which may adversely affect our financial performance.

We may not realize all of the anticipated operating synergies and cost savings from the Acquisition.  These are forward-looking estimates and involve known and unknown risks, uncertainties and other factors that may cause the actual cost savings or cash generated to be materially different from our estimates or result in these savings not being realized in the time frame expected, or at all.  Such estimates are based upon a variety of other factors and were derived utilizing numerous important assumptions, including: (i) the assumption that we will be able to take advantage of certain provisions in our retransmission consent agreements that would allow for increased rates from pay-television operators for the Acquired Stations; (ii) that we will be able to successfully migrate and develop new media platforms for the Acquired Stations; and (iii) that we will be able to leverage our existing technical service centers and shared administrative service centers in order to reduce costs at the Acquired Stations.

We may have difficulty integrating the Acquired Stations into our operating structure and if we are unable to manage effectively such integration, our operating results will suffer.

To manage effectively our integration and address the increased administrative demands that will result from the Acquisition, we will need, among other things, to continue to develop our financial and management controls and management information systems. We will also need to continue to identify, attract and retain highly skilled finance and management personnel.  Failure to do any of these tasks in an efficient and timely manner could have an adverse impact on our financial position or results of operations. There are other risks associated with the growth of our business. For example, there is the possibility that:

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

We consummated the Acquisition before the grant of the FCC’s consent became final, which may give rise to certain regulatory risks and the FCC could require us to restructure the transaction which may adversely affect any benefits we derive from the Acquisition.

In connection with the Acquisition, on May 11, 2012, we filed applications requesting the FCC’s consent to acquire from New Vision the FCC licenses for each of the Acquired Stations (the ‘‘Applications’’).  The FCC placed the Applications on public notice for a 30-day period to provide interested third parties with an opportunity to object and to petition the FCC to deny the Applications.  The 30-day public notice period ended on June 15, 2012. To date, no petitions to deny or other objections to the Applications have been filed with the FCC.

The FCC’s rules permitted consummation of the Acquisition immediately following the FCC’s grant of its consent to the Applications (the ‘‘FCC Consent’’).  During the 30-day period following the publication of the FCC Consent, interested parties are afforded an opportunity to seek reconsideration or review by the FCC or, as the case may be, by a court of competent jurisdiction.  Thereafter, the FCC has an additional ten days to set aside the FCC Consent on its own motion.  Only once this 10-day period has elapsed is the FCC Consent considered ‘‘final’’ and not subject to further review, appeal, rescission, or reversal.

No party filed a petition to deny or any other objection to the Applications during the public notice period that concluded on June 15, 2012.  The FCC granted consent for the Acquisition on October 2, 2012, and we completed the Acquisition on October 12, 2012.  While we expect that the FCC Consent will thereafter become final in the ordinary course given that no objections were filed during the initial 30-day review period, it is possible that the FCC could, after granting a petition for reconsideration (properly filed by a third party and successfully prosecuted over our opposition), or acting on its own motion (and denying our request to stay its effect), rescind the previously granted FCC Consent and we could be required, among other things, to unwind our acquisition of the FCC licenses for one or more of the Acquired Stations which could have an adverse effect on our business.

Our defined benefit pension plan obligations are currently underfunded, and we may have to make significant cash payments to this plan, which would reduce the cash available for our business.

We have unfunded obligations under our defined benefit pension plan.  The funded status of the defined benefit pension plan depends on such factors as asset returns, market interest rates, legislative changes and funding regulations.  Our future required cash contributions and pension costs to the plan could increase if: (i) the returns on the assets of our plan were to decline in future periods; (ii) market interest rates were to decline; (iii) the Pension Benefit Guaranty Corporation (‘‘PBGC’’) were to require additional contributions to the plan as a result of acquisitions; or (iv) other actuarial assumptions were to be modified.  Any such increases could have a material and adverse effect on our business, financial condition, results of operations or cash flows.  The need to make contributions, which may be substantial, to such plan may reduce the cash available to meet our other obligations, including our debt obligations with respect to our senior secured credit facility, the 8 3/8% Senior Notes and the 6 3/8% Senior Notes or to meet the needs of our business. In addition, the PBGC may terminate our defined benefit pension plan under limited circumstances, including in the event the PBGC concludes that the risk may increase unreasonably if such plan continues. In the event a defined benefit pension plan is terminated for any reason while it is underfunded, we could be required to make an immediate payment to the PBGC of all or a substantial portion of such plan’s underfunding, as calculated by the PBGC based on its own assumptions (which might result in a larger obligation than that based on the assumptions we have used to fund such plan).

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

3.3

Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended September 30, 2003 (File No. 000-25206) and incorporated by reference herein).

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

4.2

Indenture, dated October 12, 2012, by and among LIN Television, the Guarantors and the Trustee (filed as Exhibit 4.1 to LIN TV Corp.’s Current Report on Form 8-K filed as of October 17, 2012 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

4.3

Registration Rights Agreement, dated October 12, 2012, by and among LIN Television, the Guarantors and the Representative (filed as Exhibit 4.2 to LIN TV Corp.’s Current Report on Form 8-K filed as of October 17, 2012 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

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

LIN TV CORP.
LIN TELEVISION CORPORATION

Dated:	November 9, 2012
By:	/s/ Richard J. Schmaeling
Richard J. Schmaeling
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Dated:	November 9, 2012
By:	/s/ Nicholas N. Mohamed
Nicholas N. Mohamed
Vice President Controller
(Principal Accounting Officer)

LIN Television Corporation

Consolidated Balance Sheets

(unaudited)

	September 30, 2012	December 31, 2011
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$32,806	$18,057
Restricted cash	—	255,159
Accounts receivable, less allowance for doubtful accounts (2012 - $2,879; 2011 - $2,310)	97,464	91,093
Deferred income tax assets	7,375	4,249
Assets held for sale	—	3,253
Other current assets	6,604	6,090
Total current assets	144,249	377,901
Property and equipment, net	143,553	145,429
Deferred financing costs	10,837	12,472
Goodwill	122,158	122,069
Broadcast licenses and other intangible assets, net	398,795	400,081
Assets held for sale	—	12,505
Other assets	44,826	11,487
Total assets (a)	$864,418	$1,081,944

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$7,547	$253,856
Accounts payable	7,242	10,972
Accrued expenses	52,698	38,578
Program obligations	9,536	9,892
Liabilities held for sale	—	3,719
Total current liabilities	77,023	317,017
Long-term debt, excluding current portion	573,383	614,861
Deferred income tax liabilities	199,623	167,371
Program obligations	1,993	3,874
Liabilities held for sale	—	1,308
Other liabilities	47,374	58,642
Total liabilities (a)	899,396	1,163,073

Commitments and Contingencies (Note 11)

Redeemable noncontrolling interest	3,303	3,503

Stockholder’s deficit:
Common stock, $0.01 par value, 1,000 shares	—	—
Investment in parent company’s stock, at cost	(21,984)	(10,598)
Additional paid-in capital	1,128,043	1,122,133
Accumulated deficit	(1,106,347)	(1,157,390)
Accumulated other comprehensive loss	(37,993)	(38,777)
Total stockholder’s deficit	(38,281)	(84,632)
Total liabilities, redeemable noncontrolling interest and stockholder’s deficit	$864,418	$1,081,944

The accompanying notes are an integral part of the unaudited consolidated financial statements.

(a)          Our consolidated assets as of September 30, 2012 and December 31, 2011 include total assets of $10,071 and $10,688, respectively, of a variable interest entity (“VIE”) that can only be used to settle the obligations of the VIE. These assets include broadcast licenses and other intangible assets of $7,809 and $7,815 and program rights of $1,183 and $1,574 as of September 30, 2012 and December 31, 2011, respectively. Our consolidated liabilities as of September 30, 2012 and December 31, 2011 include total liabilities of $2,242 and $2,721, respectively, of a VIE for which the VIE’s creditors have no recourse to the Company, including $1,247 and $1,884, respectively, of program obligations.  See further description in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies”.

LIN Television Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Net revenues	$133,076	$97,816	$357,292	$288,498

Operating expenses:
Direct operating	38,152	33,501	110,554	95,571
Selling, general and administrative	28,365	25,182	84,791	76,881
Amortization of program rights	5,612	5,517	16,212	16,192
Corporate	9,264	5,881	24,229	19,703
Depreciation	6,824	6,530	20,234	19,153
Amortization of intangible assets	507	233	1,462	781
Restructuring	—	498	—	498
(Gain) loss from asset dispositions	(15)	51	(12)	409
Operating income	44,367	20,423	99,822	59,310

Other expense:
Interest expense, net	9,310	12,608	28,946	38,257
Share of loss in equity investments	4,156	3,071	4,309	4,238
Gain on derivative instruments	—	(565)	—	(1,768)
Loss on extinguishment of debt	—	—	2,099	192
Other expense, net	88	60	176	58
Total other expense, net	13,554	15,174	35,530	40,977

Income before provision for income taxes	30,813	5,249	64,292	18,333
Provision for income taxes	11,194	2,247	24,101	12,818
Income from continuing operations	19,619	3,002	40,191	5,515
Discontinued operations:
Income (loss) from discontinued operations, net of a provision for (benefit from) income taxes of $63 for the three months ended September 30, 2011, and $(541) and $146 for the nine months ended September 30, 2012 and 2011, respectively	—	109	(1,018)	253
Gain on the sale of discontinued operations, net of a provision for income taxes of $6,223 for the nine months ended September 30, 2012	—	—	11,389	—
Net income	19,619	3,111	50,562	5,768
Net (loss) income attributable to noncontrolling interests	(40)	153	(481)	153
Net income attributable to LIN Television Corporation	$19,659	$2,958	$51,043	$5,615

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Net income	$19,619	$3,111	$50,562	$5,768
Amortization of pension net losses, net of tax of $169 and $79 for the three months ended September 30, 2012 and 2011, respectively, and $509 and $260 for the nine months ended September 30, 2012 and 2011, respectively	262	120	784	332
Comprehensive income	19,881	3,231	51,346	6,100
Comprehensive (loss) income attributable to noncontrolling interest	(40)	153	(481)	153
Comprehensive income attributable to LIN Television Corporation	$19,921	$3,078	$51,827	$5,947

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statement of Stockholder’s Deficit

(unaudited)

(in thousands, except share data)

			Investment in
	Common Stock		Parent Company’s Common	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2011	1,000	$—	$(10,598)	$1,122,133	$(1,157,390)	$(38,777)	$(84,632)
Amortization of pension net losses, net of tax of $509	—	—	—	—	—	784	784
Stock-based compensation	—	—	—	5,910	—	—	5,910
Purchase of LIN TV Corp. class A common stock	—	—	(11,386)	—	—	—	(11,386)
Net income attributable to LIN Television Corporation	—	—	—	—	51,043	—	51,043
Balance as of September 30, 2012	1,000	$—	$(21,984)	$1,128,043	$(1,106,347)	$(37,993)	$(38,281)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statement of Stockholder’s Deficit

(unaudited)

(in thousands, except share data)

			Investment in
	Common Stock		Parent Company’s Common	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2010	1,000	$—	$(7,869)	$1,110,343	$(1,205,967)	$(27,939)	$(131,432)
Amortization of pension net losses, net of tax of $260	—	—	—	—	—	332	332
Stock-based compensation	—	—	—	5,529	—	—	5,529
Issuance of LIN TV Corp. class A common stock	—	—	—	4,773	—	—	4,773
Net income attributable to LIN Television Corporation	—	—	—	—	5,615	—	5,615
Balance as of September 30, 2011	1,000	$—	$(7,869)	$1,120,645	$(1,200,352)	$(27,607)	$(115,183)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September,
	2012	2011
	(in thousands)
OPERATING ACTIVITIES:
Net income	$50,562	$5,768
Loss (income) from discontinued operations	1,018	(253)
Gain on the sale of discontinued operations	(11,389)	—
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	20,234	19,153
Amortization of intangible assets	1,462	781
Amortization of financing costs and note discounts	1,746	2,858
Amortization of program rights	16,212	16,192
Cash payments for programming	(17,202)	(18,782)
Loss on extinguishment of debt	871	192
Gain on derivative instruments	—	(1,768)
Share of loss in equity investments	4,309	4,238
Deferred income taxes, net	23,256	12,578
Stock-based compensation	5,308	4,856
(Gain) loss from asset dispositions	(12)	409
Other, net	1,293	593
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,371)	2,459
Other assets	(1,634)	(271)
Accounts payable	(3,730)	586
Accrued interest expense	1,865	11,049
Other liabilities and accrued expenses	121	(5,734)
Net cash provided by operating activities, continuing operations	87,919	54,904
Net cash used in operating activities, discontinued operations	(2,736)	(237)
Net cash provided by operating activities	85,183	54,667

INVESTING ACTIVITIES:
Capital expenditures	(19,337)	(11,588)
Change in restricted cash	255,159	—
Payments for business combinations, net of cash acquired	(34,325)	(5,244)
Proceeds from the sale of assets	62	48
Payments on derivative instruments	—	(1,822)
Shortfall loans to joint venture with NBCUniversal	(2,292)	(1,408)
Other investments, net	—	(250)
Net cash provided by (used in) investing activities, continuing operations	199,267	(20,264)
Net cash provided by (used in) investing activities, discontinued operations	29,520	(94)
Net cash provided by (used in) investing activities	228,787	(20,358)

FINANCING ACTIVITIES:
Net proceeds from exercises of employee and director stock-based compensation	652	673
Proceeds from borrowings on long-term debt	20,000	920
Principal payments on long-term debt	(308,128)	(9,666)
Payment of long-term debt issue costs	(359)	(310)
Treasury stock purchased	(11,386)	—
Net cash used in financing activities	(299,221)	(8,383)

Net increase in cash and cash equivalents	14,749	25,926
Cash and cash equivalents at the beginning of the period	18,057	11,648
Cash and cash equivalents at the end of the period	$32,806	$37,574

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

We have a JSA and an SSA with WBDT Television, LLC (“WBDT”), a third party, for WBDT-TV in the Dayton, OH market.  Under these agreements, we provide sales and administrative services to WBDT, have an obligation to reimburse certain of WBDT’s expenses, and we are compensated through a performance-based fee structure that provides us the benefit of certain returns from the operation of WBDT-TV.

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

The carrying amounts and classifications of the assets and liabilities of WBDT, which have been included in our consolidated balance sheets were as follows (in thousands):

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$90	$90
Accounts receivable, net	610	789
Other assets	639	697
Total current assets	1,339	1,576
Property and equipment, net	374	419
Broadcast licenses and other intangible assets, net	7,809	7,815
Other assets	549	878
Total assets	$10,071	$10,688

LIABILITIES
Current liabilities:
Current portion of long-term debt	$184	$184
Accounts payable	965	739
Accrued expenses	30	98
Program obligations	674	904
Total current liabilities	1,853	1,925
Long-term debt, excluding current portion	460	598
Program obligations	573	980
Other liabilities	7,185	7,185
Total liabilities	$10,071	$10,688

The assets of our consolidated VIE can only be used to settle the obligations of the VIE, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value.  As of September 30, 2012 and December 31, 2011, other liabilities of WBDT of $7.2 million reduce the carrying value of the entity, to reflect the fact that as of September 30, 2012 and December 31, 2011, LIN Television has an option to acquire the assets or membership interests of WBDT for an exercise price which may be less than the carrying value of the tangible and intangible net assets of WBDT.  The option is exercisable by us only in the event that the Federal Communications Commission (“FCC”) attribution rules change.

Redeemable Noncontrolling Interest

The following table presents the activity of the redeemable noncontrolling interest included in our consolidated balance sheets related to Nami Media, Inc. (“Nami Media”), which represents a third party’s proportionate share of the interest (in thousands):

Redeemable Noncontrolling Interest
Balance as of December 31, 2011	$3,503
Net loss	(200)
Balance as of September 30, 2012	$3,303

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

In September 2011, there were revisions to the accounting standard for reporting comprehensive income, which require presentation of the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  We elected to present this information in a separate statement included within the primary financial statements following our consolidated statement of operations.  The revisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively.  We adopted this guidance effective January 1, 2012, and the adoption did not have an impact on our financial position or results of operations.

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

Note 2 — Acquisitions

New Vision Television, LLC

On October 12, 2012, LIN Television completed its acquisition (the “Acquisition”) of television stations in eight markets from affiliates and subsidiaries of New Vision Television, LLC (“New Vision”) for $334.9 million, subject to certain post-closing adjustments, and including the assumption of $14.3 million of finance lease obligations.  As a result of the Acquisition, we now operate or service 43 television stations, seven digital channels and a growing portfolio of web sites, applications and mobile products in 23 U.S. markets.  Concurrent with the Acquisition, Vaughan Acquisition LLC (“Vaughan”), a third-party licensee, completed its acquisition of separately owned television stations in three markets for $4.6 million (the “Vaughan Acquired Stations”) from PBC Broadcasting, LLC (“PBC”).

LIN Television also agreed to provide certain services to the Vaughan Acquired Stations pursuant to shared services arrangements with Vaughan.  Under the shared services arrangements with Vaughan, we will provide sales, administrative and technical services, supporting the business and operation of the Vaughan Acquired Stations in exchange for commissions and fees that will provide us the benefit of certain returns from the business of the Vaughan Acquired Stations.  We expect that Vaughan will be considered a VIE, of which we are the primary beneficiary, and that we will consolidate the assets, liabilities, and results of operations of Vaughan and its consolidated subsidiaries.

The aggregate purchase price for these transactions is $339.5 million.  Pursuant to the terms of our purchase agreement with New Vision, $33.5 million of the purchase price at closing was funded from amounts previously deposited into escrow.  The remaining purchase price was funded from cash on hand and the net proceeds of the issuance and sale of the 6 3/8% Senior Notes due 2021 (the “6 3/8% Senior Notes”) as further described in Note 13 — “Subsequent Events”.  Vaughan financed its portion of the aggregate purchase price with a term loan as further described in Note 13 — “Subsequent Events”.

In connection with the Acquisition, on May 4, 2012 when we entered into the purchase agreement for the Acquisition, we also entered into a commitment letter pursuant to which JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC committed to provide up to $265 million under a senior unsecured bridge loan facility.  Upon the closing of the Acquisition, we incurred a fee of $4 million related to this commitment.  Because we did not make use of the bridge loan facility this commitment fee will be recorded as a charge to our consolidated statement of operations during the fourth quarter of 2012.

The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by both us and Vaughan in the acquisitions (in thousands):

Current program rights assets	$1,464
Non-current program rights assets	450
Property and equipment	69,899
Broadcast licenses	162,074
Definite-lived intangible assets	32,975
Current liabilities	(2,319)
Long-term liabilities	(1,318)
Long-term debt assumed	(13,989)
Fair value of identifiable net assets acquired	249,236
Goodwill	90,264
Total	$339,500

The amount allocated to definite-lived intangible assets represents the estimated fair values of favorable leases of $9 million, advertiser relationships of $8.7 million, retransmission consent agreements of $8.4 million, and other intangible assets of $6.9 million.

The provisional purchase price allocation presented above is based upon all information available to us at the present time, and is based upon management’s preliminary estimates of the fair values using valuation techniques including income, cost and market approaches. The purchase price allocation is provisional pending our final determination of the fair values of the assets and liabilities, which we expect will occur within twelve months following the Acquisition. Upon the completion of the final purchase price allocation, any reallocation of fair values to the assets acquired and liabilities assumed in the acquisitions could have a material impact on our depreciation and amortization expenses and future results of operations.

Goodwill of $90.3 million is the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired, and primarily represents the benefits of synergies and economies of scale we expect to realize from the Acquisition.  All of the goodwill is deductible for tax purposes.

Due to the limited time between the Acquisition date and the filing of this Quarterly Report on Form 10-Q for the three months ended September 30, 2012, we are unable to provide the supplemental pro forma revenue and earnings of the combined entity.  We will include supplemental pro forma revenue and earnings of the combined entity in our Annual Report on Form 10-K for the year ended December 31, 2012.

ACME Television, LLC

On June 20, 2012, LIN Television exercised its option to acquire certain assets of the ACME Television, LLC television stations KWBQ-TV, KRWB-TV and KASY-TV (collectively the “Acquired Stations”), each of which serves the Albuquerque-Santa Fe, NM market.  LIN Television assigned its rights to acquire the remaining assets of the Acquired Stations, including the FCC license, to Tamer Media LLC (“Tamer Media”), an unrelated third party. The aggregate purchase price for the Acquired Stations is $17.3 million, of which we agreed to pay approximately $15.6 million and Tamer Media agreed to pay approximately $1.7 million.  On September 6, 2012, we funded $0.8 million of the purchase price into an escrow account, which is included in other assets in our consolidated balance sheet.  Completion of the transaction is subject to regulatory approvals and certain other terms and conditions.

LIN Television also agreed to provide certain services to the Acquired Stations pursuant to shared services arrangements with Tamer Media.  Under the shared services arrangements with Tamer Media, we will provide sales, administrative and technical services, supporting the business and operation of the Acquired Stations in exchange for commissions and fees that will provide us the benefit of certain returns from the business of the Acquired Stations.  We expect that Tamer Media will be considered a VIE, of which we are the primary beneficiary, and that we will consolidate the assets, liabilities, and results of operations of Tamer Media and its consolidated subsidiaries.

Note 3 — Discontinued Operations

WWHO-TV

On February 16, 2012, we completed the sale of substantially all of the assets of WWHO-TV, our CW affiliate serving Columbus, OH, to Manhan Media, Inc.  As of September 30, 2012, no amounts related to WWHO-TV were classified as assets or liabilities held for sale on our consolidated balance sheets.  During the nine months ended September 30, 2012, we recorded a loss on the sale of WWHO-TV of $0.4 million ($0.3 million, net of tax).

WUPW-TV

On April 21, 2012, we completed the sale of substantially all of the assets of WUPW-TV to WUPW, LLC.  As of September 30, 2012, no amounts related to WUPW-TV were classified as assets or liabilities held for sale on our consolidated balance sheets.  During the nine months ended September 30, 2012, we recorded a gain on the sale of WUPW-TV of $18 million ($11.7 million, net of tax).

The following presents summarized information for the discontinued operations as follows (in thousands):

	Three Months Ended September 30,
	2012			2011
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total
Net revenues	$—	$—	$—	$1,113	$1,884	$2,997
Operating (loss) income	—	—	—	(133)	305	172
Net (loss) income	—	—	—	(87)	196	109

	Nine Months Ended September 30,
	2012			2011
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total
Net revenues	$440	$2,193	$2,633	$3,376	$5,693	$9,069
Operating (loss) income	(393)	(1,166)	(1,559)	(397)	796	399
Net (loss) income	(252)	(766)	(1,018)	(259)	512	253

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

The following presents summarized financial information of SVH and SVO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
SVO:
Net revenue	$44,610	$29,752	$107,157	$87,641
Operating expenses	(20,926)	(18,493)	(60,460)	(54,526)
Net income before taxes	23,694	11,270	46,743	33,154
Net income after taxes	23,664	11,250	46,653	33,083

SVH:
Equity in income from limited partnership interest in SVO	$23,597	$11,467	$46,477	$33,246
Interest and other expense	(17,484)	(17,301)	(51,822)	(51,109)
Net income (loss)	$6,113	$(5,834)	$(5,345)	$(17,863)

Cash distributions to SVH from SVO	$13,621	$14,763	$38,353	$42,424
Shortfall loans from LIN Television to SVH	611	389	2,292	1,408
Shortfall loans from General Electric Company (“GE”) to SVH	2,389	1,520	8,954	5,501

	September 30,
	2012	2011
Shortfall loans outstanding and accrued interest payable to LIN Television from SVH	$9,902	$5,982
Shortfall loans outstanding and accrued interest payable to NBCUniversal and GE from SVH	38,685	23,372

In 2008, we recorded an impairment charge that reduced the carrying value of our investment in SVH to $0.  At the SVO level, there continues to exist net equity of which we have a proportional share.  Subsequent to the reduction of the SVH carrying value to $0, and as a result of our guarantee of the debt financing provided by General Electric Capital Corporation (“GECC”) to SVH as further described in Note 11 — “Commitments and Contingencies”, we continue to track our share of the income or loss of SVH.  We currently are not recording such loss in our financial statements until, or unless, our commitments to fund losses exceeds previously recognized impairment charges.  When SVH generates income, we will begin recording our proportionate share of such income once it exceeds the operating losses not previously recognized in our financial statements.

We recognize shortfall funding liabilities when it is probable and estimable that there will be a shortfall at the SVH level requiring funding from us, and only when we have reached or intend to reach a shortfall funding agreement covering the period for which we estimate debt service shortfalls to occur, as further described in Note 11 — “Commitments and Contingencies”.  As of December 31, 2011, we had an accrued shortfall liability of $4.1 million.

During October 2012, joint venture management provided us with a preliminary budget for 2013, which in comparison to our prior projections, reduced the outlook for retransmission consent fee revenues and increased the estimate for capital expenditures related to the construction of a new studio facility at KXAS-TV in Fort Worth, TX.  For these reasons, and based on our assumption that we and GE will continue to enter into future shortfall funding agreements, as of September 30, 2012, we estimate our approximate 20% share of debt service shortfalls to be approximately $6 million.  Accordingly, during the third quarter of 2012, we recognized an additional shortfall liability of $4.2 million, for our approximate 20% share of future joint venture debt service shortfalls.

Based on the joint venture’s preliminary budget for 2013, and certain long range forecast data provided by joint venture management, we believe that additional debt service shortfalls beyond those currently accrued are not probable.  However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party’s debt service shortfall obligation.

Because of uncertainty surrounding the joint venture’s ability to repay shortfall loans, we have historically concluded that it is more likely than not that the amounts recognized for accrued shortfall loans will not be recovered within a reasonable period of time.  During the three and nine months ended September 30, 2012, we recognized a charge of $4.2 million and during the three and nine months ended September 30, 2011, we recognized charges of $3 million and $4.1 million, respectively, to reflect the impairment of the amounts recognized for accrued shortfall loans during these periods, which were classified as share of loss in equity investments in our consolidated statement of operations.

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

Note 5 — Debt

LIN TV guarantees all of our debt.  All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility and 8 3/8% Senior Notes due 2018 (the “8 3/8% Senior Notes”), on a joint-and-several basis.

Debt consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Senior Secured Credit Facility:
Revolving credit loans	$—	$35,000
$125,000 Term loans, net of discount of $530 and $604 as of September 30, 2012 and December 31, 2011, respectively	124,470	124,396
$258,050 and $260,000 Incremental term loans, net of discount of $2,328 and $2,594 as of September 30, 2012 and December 31, 2011, respectively	255,722	257,406
8 3/8% Senior Notes due 2018	200,000	200,000
6½% Senior Subordinated Notes due 2013	—	166,773
$85,426 6½% Senior Subordinated Notes due 2013 - Class B, net of discount of $1,228 as of December 31, 2011	—	84,198
Other debt	738	944
Total debt	580,930	868,717
Less current portion	7,547	253,856
Total long-term debt	$573,383	$614,861

During the three and nine months ended September 30, 2012, we paid $0.7 million and $2 million, respectively, of principal on the incremental term loans related to mandatory quarterly payments under our senior secured credit facility.

On October 12, 2012, LIN Television completed the issuance and sale of its 6 3/8% Senior Notes in an aggregate principal amount of $290 million, and used the net proceeds of such notes to fund the remaining purchase price for the Acquisition as further described in Note 2 — “Acquisitions”.  Additionally, on October 12, 2012, Vaughan, which we expect to be a consolidated VIE, entered into a five-year term loan with an unrelated third party in a principal amount of approximately $4.6 million to fund the purchase price for the television stations from PBC that were acquired by Vaughan.  LIN Television fully and unconditionally guarantees this loan.  For further information see Note 13 — “Subsequent Events”.

On January 20, 2012, we completed the redemption of $251 million, net of a discount of $1.2 million, of our 6½% Senior Subordinated Notes and 6½% Senior Subordinated Notes — Class B using the proceeds of an incremental term loan funded in December 2011 and cash on hand.  As a result of this redemption, we recorded a loss on extinguishment of debt of $2.1 million to our consolidated statement of operations during the nine months ended September 30, 2012, consisting of a write-down of deferred financing fees and unamortized discount.

During the nine months ended September 30, 2011, we recorded a loss on extinguishment of debt of $0.2 million to our consolidated statements of operations, consisting of a write-down of deferred financing fees related to a reduction in our revolving credit commitments and the payment of the remaining balance on our term loans under our 2009 senior secured credit facility.

The fair values of our long-term debt are estimated based on Level 2 inputs of the three-level fair value hierarchy, including quoted market prices for the same issues, or based on the current rates offered to us for our debt.  The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	September 30, 2012	December 31, 2011
Carrying amount	$580,930	$868,717
Fair value	595,865	860,164

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

During the three and nine months ended September 30, 2011, we recorded a gain on derivative instruments of $0.6 million and $1.8 million, respectively, related to an interest rate hedge we entered into to hedge a notional amount of the declining balances of our term loans under our 2009 senior secured credit facility, which we terminated on October 26, 2011 concurrent with the entry into our existing senior secured credit facility.  The interest rate hedge expired on November 4, 2011, and therefore no amounts related to this hedge are included in our consolidated financial statements as of, and during the three and nine months ended, September 30, 2012.

As of September 30, 2012, we have a derivative outstanding that continues to have a fair value of zero as further described in Note 2 — “Acquisitions” included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2011 (“10-K”).

Note 7 — Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis.  The following table summarizes the financial assets and liabilities measured at fair value in the accompanying financial statements using the three-level fair value hierarchy as of September 30, 2012 and December 31, 2011 (in thousands):

	Quoted prices in active markets	Significant observable inputs
	(Level 1)	(Level 2)	Total
September 30, 2012:
Assets:
Deferred compensation related investments	$616	$2,041	$2,657

Liabilities:
Deferred compensation related liabilities	$2,652	$—	$2,652

December 31, 2011:
Assets:
Deferred compensation related investments	$552	$1,405	$1,957

Liabilities:
Deferred compensation related liabilities	$1,904	$—	$1,904

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

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension cost (benefit) and the contributions to our 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net periodic pension cost (benefit):
Interest cost	$1,364	$1,495	$4,092	$4,484
Expected return on plan assets	(1,549)	(1,700)	(4,647)	(5,100)
Amortization of net loss	431	197	1,293	592
Net periodic cost (benefit):	$246	$(8)	$738	$(24)
Contributions:
401(k) Plan	$915	$944	$2,835	$2,811
Defined contribution retirement plans	82	48	263	120
Defined benefit retirement plans	3,807	1,947	6,097	4,452
Total contributions	$4,804	$2,939	$9,195	$7,383

See Note 11 — “Retirement Plans” included in Item 15 of our 10-K for a full description of our retirement plans.

Note 9 — Restructuring

During the nine months ended September 30, 2012, we recorded a restructuring charge of $1.4 million, for severance and related costs at WWHO-TV and WUPW-TV, as a result of the divestitures of these stations as further described in Note 3 — “Discontinued Operations”.  During the nine months ended September 30, 2012, we made cash payments of $1.4 million, respectively, related to these restructuring actions.

During the year ended December 31, 2011, we recorded a restructuring charge of $0.7 million for severance and related costs as a result of the consolidation of certain activities at our stations and our corporate headquarters.  During the three and nine months ended September 30, 2012, we made cash payments of $0.1 million and $0.4 million, respectively, related to this restructuring action and expect to make cash payments of $0.1 million during the remainder of 2012.

The activities for these restructuring actions are as follows (in thousands):

Severance and Related
Balance as of December 31, 2011	$515
Charges	1,433
Payments	(1,840)
Balance as of September 30, 2012	$108

Note 10 — Income Taxes

We recorded a provision for income taxes of $11.2 million and $24.1 million for the three and nine months ended September 30, 2012, respectively, compared to a provision for income taxes of $2.2 million and $12.8 million for the three and nine months ended September 30, 2011, respectively.  The increase in the tax provision was primarily a result of the increase in income from operations before taxes as compared to the same periods last year.  Our effective income tax rate was 37.5% and 69.9% for the nine months ended September 30, 2012 and September 30, 2011, respectively.  The decrease in the effective income tax rate was primarily a result of state tax legislation enacted in Michigan in May 2011, which repealed the Michigan business tax (“MBT”), and implemented a corporate income tax instead, effective January 2012.  As a result of the elimination of the MBT, certain future tax deductions, which were available to be utilized beginning in 2015, and had been recognized as deferred tax assets in our consolidated financial statements, will be not be deductible. Therefore, during the second quarter of 2011, we recognized incremental deferred income tax expense of $5.1 million, net of federal benefit, for the reversal of these previously established deferred tax assets.

Note 11 — Commitments and Contingencies

Commitments

		Syndicated
	Operating Leases	Television
	and Agreements	Programming	Total
Year
2012	$23,439	$22,212	$45,651
2013	15,952	21,258	37,210
2014	12,370	12,112	24,482
2015	8,857	2,025	10,882
2016	6,406	450	6,856
Thereafter	7,387	240	7,627
Total obligations	74,411	58,297	132,708
Less recorded contracts	—	(22,756)	(22,756)
Future contracts	$74,411	$35,541	$109,952

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

In light of the adverse effect of the economic downturn on the joint venture’s operating results, we entered into agreements with NBCUniversal and GE, under which we agreed that if the joint venture does not have sufficient cash to fund interest payments on the GECC Note, we and NBCUniversal (the 2009 and 2010 shortfall funding agreements), and we and GE (the 2011 and 2012 shortfall funding agreements) would each provide the joint venture with a shortfall loan on the basis of our and NBCUniversal’s percentage of economic interest in the joint venture.  For further information on these agreements see Note 15 — “Commitments and Contingencies” included in Item 15 of our 10-K.  During the nine months ended September 30, 2012, we received the consent of Comcast Corporation to the terms and conditions on which GE provides its proportionate share of any joint venture debt service shortfall under the shortfall funding agreement we and GE entered into on March 5, 2012 (the “2012 Shortfall Funding Agreement”), covering the period from April 2, 2012 through April 1, 2013.

We recognize shortfall funding liabilities to the joint venture on our consolidated balance sheet when those liabilities become both probable and estimable.  These liabilities become probable and estimable when joint venture management provides us with budget or forecast information of operating cash flows and working capital needs indicating that a debt service shortfall is probable to occur, and for periods beyond joint venture management’s forecast, we develop our own internal estimates of debt service shortfalls.  Additionally, we accrue shortfall funding liabilities only when we have reached or intend to reach a shortfall funding agreement covering the period for which we estimate debt service shortfalls to occur.  As of December 31, 2011, we had an accrued shortfall liability of $4.1 million.

During the three and nine months ended September 30, 2012, pursuant to the shortfall funding agreements with GE, we made shortfall loans in the aggregate principal amounts of $0.6 million and $2.3 million, respectively, representing our approximate 20% share of debt service shortfalls during these periods, and GE made shortfall loans in the aggregate principal amounts of $2.4 million and $9 million, respectively, in respect of its approximate 80% share of debt service shortfalls during these periods.

During October 2012, joint venture management provided us with a preliminary budget for 2013, which in comparison to our prior projections, reduced the outlook for retransmission consent fee revenues and increased the estimate for capital expenditures related to the construction of a new studio facility at KXAS-TV in Fort Worth, TX.  For these reasons, and based on our assumption that we and GE will continue to enter into future shortfall funding agreements, as of September 30, 2012, we estimate our approximate 20% share of debt service shortfalls to be approximately $6 million.  Accordingly, during the third quarter of 2012, we recognized an additional shortfall liability of $4.2 million, for our approximate 20% share of future joint venture debt service shortfalls.

Based on the joint venture’s preliminary budget for 2013, and certain long range forecast data provided by joint venture management, we believe that additional debt service shortfalls beyond those currently accrued are not probable.  However, our prospective shortfall obligations could vary from our estimate based upon changes in the performance of the joint venture stations and any changes to the proportionate share of each party’s debt service shortfall obligation.

Our ability to honor our shortfall loan obligations under the 2012 Shortfall Funding Agreement is limited by certain covenants contained in our senior secured credit facility, and the indentures governing our 8 3/8% Senior Notes and our 6 3/8% Senior Notes.  Based on our estimate of debt service shortfalls, and our forecast of total leverage and consolidated EBITDA, we expect to have the capacity within these restrictions to provide funding to the joint venture for the $6 million accrued shortfall liability.  As of September 30, 2012, we had availability under applicable debt covenants to fund future shortfall loans as follows: (i) $46.6 million of availability under the credit agreement governing our senior secured credit facility; and (ii) $226 million of availability under the indenture governing our 8 3/8% Senior Notes and our 6 3/8% Senior Notes.

The possibility exists that debt service shortfalls at the joint venture could exceed current expectations; including the possibility that neither GE nor NBCUniversal will continue to fund a share of such debt service shortfall loans after April 1, 2013.  Should circumstances arise in which we desire to make shortfall loans to the joint venture in excess of the limitations imposed by the covenants contained in the credit agreement governing our senior secured credit facility, or the indentures governing our 8 3/8% Senior Notes and our 6 3/8% Senior Notes, we could seek an amendment or waiver of such limitations, but there is no assurance that we would be able to obtain such amendment or waiver on a timely basis, or at all, or on terms satisfactory to us.  If we are unable to make shortfall payments, the joint venture may be unable to fund interest obligations under the GECC Note, resulting in an event of default.

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

Litigation

We are involved in various legal claims and disputes in the ordinary course of our business.  As such, we accrue for such liabilities when it is both: (i) probable that a loss has occurred; and (ii) the amount of the loss can be reasonably estimated.  We evaluate, on a quarterly basis, developments affecting various legal claims and disputes that could cause an increase or decrease in the amount of the liability that has been previously accrued.  It is possible that we could incur losses in excess of any amounts accrued.  While management does not anticipate any such loss would have a material adverse impact on our consolidated financial position, it is possible that the final outcome could have a material impact on our results of operations or cash flows in any given period.

Note 12 — Related Party

We have a non-controlling investment in an interactive service provider that hosts our web sites. During the three and nine months ended September 30, 2012, we incurred charges from the provider of $0.7 million and $1.9 million, respectively, and made cash payments to the provider of $0.8 million and $1.5 million, respectively, for web hosting services and web site development and customization. Additionally, during the three and nine months ended September 30, 2011, we incurred charges from, and made cash payments to, the provider of $0.6 million and $1.9 million, respectively, for web hosting services and web site development and customization.

Note 13 — Subsequent Events

On October 12, 2012, LIN Television completed its acquisition of television stations in eight markets from affiliates and subsidiaries of New Vision for $334.9 million, subject to certain post-closing adjustments, and including the assumption of $14.3 million of finance lease obligations.  Additionally, on October 12, 2012, Vaughan completed its acquisition of separately owned television stations in three markets from PBC for $4.6 million.  For further information on these acquisitions see Note 2 — “Acquisitions”.

On October 12, 2012, LIN Television also completed the issuance and sale of $290 million in aggregate principal amount of its 6 3/8% Senior Notes.  The net proceeds of the 6 3/8% Senior Notes were used to fund the remaining purchase price for the Acquisition as further described in Note 2 — “Acquisitions”.  These notes are guaranteed by LIN TV and by all of LIN Television’s wholly-owned subsidiaries.  The notes will mature on January 15, 2021, and interest is payable January 15 and July 15 of each year, commencing on January 15, 2013.  Additionally, on October 12, 2012, Vaughan entered into a five-year term loan with an unrelated third party in a principal amount of approximately $4.6 million to fund the purchase price for the television stations from PBC that were acquired by Vaughan.  Vaughan subsequently made a principal payment of $1.3 million to the balance of the term loan.  LIN Television fully and unconditionally guarantees this loan.