Form 10-K
period 2012-12-31
LIN TELEVISION CORP; LIN TV CORP.
filed 2013-03-15
CIK 931058, 1166789

Use these links to rapidly review the document

Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the last reported sale price of the registrant's class A common stock on June 30, 2012 on the New York Stock Exchange) was approximately $165 million.

Document Description	Form 10-K
Portions of the Registrant's Proxy Statement on Schedule14A for the Annual Meeting of Stockholders to be held on May 29, 2013	Part III

DOCUMENTS INCORPORATED BY REFERENCE

NOTE:

          This combined Form 10-K is separately filed by LIN TV Corp. and LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction I(1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

          LIN TV Corp. Class A common stock, $0.01 par value, issued and outstanding as of March 7, 2013: 30,827,550 shares.

          LIN TV Corp. Class B common stock, $0.01 par value, issued and outstanding as of March 7, 2013: 23,401,726 shares.

          LIN TV Corp. Class C common stock, $0.01 par value, issued and outstanding as of March 7, 2013: 2 shares.

          LIN Television Corporation common stock, $0.01 par value, issued and outstanding as of March 7, 2013: 1,000 shares.

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	23
Item 1B.	Unresolved Staff Comments	35
Item 2.	Properties	35
Item 3.	Legal Proceedings	35
Item 4.	Mine Safety Disclosures	35
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	36
Item 6.	Selected Financial Data	38
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	40
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 8.	Financial Statements and Supplementary Data	63
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	63
Item 9A.	Controls and Procedures	63
Item 9B.	Other Information	64
PART III
Item 10.	Directors and Executive Officers and Corporate Governance	64
Item 11.	Executive Compensation	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65
Item 13.	Certain Relationships and Related Transactions and Director Independence	65
Item 14.	Principal Accounting Fees and Services	65
PART IV
Item 15.	Exhibits and Financial Statements Schedules	66
Schedule I	Condensed Financial Information of the Registrant	F-112
EXHIBITS
4.3	Supplemental Indenture
4.5	Supplemental Indenture
21	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of PricewaterhouseCoopers LLP
23.3	Consent of Deloitte and Touche LLP
23.4	Consent of KPMG LLP
31.1	Certification pursuant to Section 302 of the CEO of LIN TV Corp.
31.2	Certification pursuant to Section 302 of the CFO of LIN TV Corp.
31.3	Certification pursuant to Section 302 of the CEO of LIN Television Corporation
31.4	Certification pursuant to Section 302 of the CFO of LIN Television Corporation
32.1	Certification pursuant to Section 906 of the CEO and CFO of LIN TV Corp.
32.2	Certification pursuant to Section 906 of the CEO and CFO of LIN Television Corporation
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

  •
  tax impact of the joint venture sale transaction; and

  •
  effects of the merger transaction pursuant to which LIN TV Corp. will be merged with and into a wholly-owned subsidiary, LIN Media LLC, including the potential impact to the value of our stock price leading up to and as a result of the merger and the potential adverse effect on our liquidity if the merger is not consummated.

        Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.    Business

Overview

        LIN TV Corp. ("LIN TV") is a local multimedia company that currently owns, operates or services 43 television stations and seven digital channels in 23 U.S. markets, along with a diverse portfolio of web sites, apps and mobile products that make it more convenient to access our unique and relevant content on multiple screens. Our highly-rated television stations deliver superior local news, community service, and popular sports and entertainment programming to viewers, reaching 10.5% of U.S. television homes. All of our television stations are affiliated with a national broadcast network and are primarily located in the top 75 Designated Market Areas ("DMAs") as measured by Nielsen Media Research ("Nielsen"). Our digital media division operates from 28 markets across the country, including New York City, Los Angeles, Chicago and Austin, and delivers measurable results to some of the nation's most respected agencies and companies. In this report, the terms "Company," "we," "us" or "our" mean LIN TV Corp. and all subsidiaries included in our consolidated financial statements. Our class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "TVL".

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

        The following diagram summarizes our corporate structure as of March 7, 2013:

        All of the shares of our class B common stock are held by affiliates of HMC or former affiliates of HMC. The class B common stock is convertible into class A common stock or class C common stock in various circumstances. The class C common stock is also convertible into class A common stock in certain circumstances. If affiliates of HMC converted their shares of class B common stock into shares of class A common stock and the shares of class C common stock were converted into shares of class A common stock as of March 7, 2013, the holders of the converted shares of class C common stock would own less than 0.01% of the total outstanding shares of class A common stock and resulting voting power, and the affiliates of HMC would own 43.1% of the total outstanding shares of class A common stock and resulting voting power.

  Our television stations

        We own, operate or service 43 television stations and seven digital channels in 23 U.S. markets, including two television stations and one digital channel pursuant to local marketing agreements, six affiliates pursuant to joint sales and shared services agreements, two affiliates pursuant to shared services agreements, and three low-power stations, which are affiliated with a national network and operate as stand-alone stations. The following table lists the stations and digital channels that we own, operate or service:

Market(1)	DMA Rank(2)	Station	Affiliation(s)	Channel	Status(3)	FCC license expiration
Portland, OR	22	KOIN-TV	CBS	40		2/1/2015
Indianapolis, IN	26	WISH-TV(4)	CBS	9		8/1/2013
		WNDY-TV	MNTV	32		8/1/2013
Hartford-New Haven, CT	30	WTNH-TV	ABC	10		4/1/2015
		WCTX-TV	MNTV	39		4/1/2015
Grand Rapids-Kalamazoo-Battle Creek, MI	39	WOOD-TV(4)	NBC	7		10/1/2013
		WOTV-TV	ABC	20		10/1/2013
		WXSP-CD	MNTV	Various		10/1/2013
Birmingham, AL	42	WIAT-TV	CBS	30		4/1/2013
Norfolk-Portsmouth-Newport News, VA	44	WAVY-TV(4)	NBC	31		10/1/2012(6)
		WVBT-TV	FOX	29		10/1/2012(6)
Austin, TX	45	KXAN-TV	NBC	21		8/1/2014
		KNVA-TV(4)	CW	49	LMA	8/1/2014
		KBVO-TV(5)	MNTV	27		8/1/2014
Albuquerque, NM	47	KRQE-TV(4)	CBS	13		10/1/2014
		KASA-TV(4)	FOX	27		10/1/2014
		KWBQ-TV(4)	CW	29	SSA	10/1/2014
		KASY-TV	MNTV	45	SSA	10/1/2014
Buffalo, NY	52	WIVB-TV	CBS	39		6/1/2015
		WNLO-TV	CW	32		6/1/2015
Providence, RI-New Bedford, MA	53	WPRI-TV	CBS	13		4/1/2015
		WNAC-TV	FOX	12	LMA	4/1/2007	(6)
		WNAC-TV-D2	MNTV	12.2	LMA	4/1/2007	(6)
Mobile, AL/Pensacola, FL	60	WALA-TV	FOX	9		4/1/2013
		WFNA-TV	CW	25		4/1/2013
Dayton, OH	63	WDTN-TV	NBC	50		10/1/2013
		WBDT-TV	CW	26	SSA/JSA	10/1/2013
Wichita-Hutchinson, KS	66	KSNW-TV(4)	NBC	45		6/1/2014
		KSNG-TV-D2	TEL	11.2		6/1/2014
Green Bay-Appleton, WI	69	WLUK-TV(4)	FOX	11		12/1/2013
		WCWF-TV	CW	21		12/1/2013
Honolulu, HI	71	KHON-TV(4)	FOX	8		2/1/2015
		KHON-TV-D2	CW	8.2		2/1/2015
Savannah, GA	92	WJCL-TV	ABC	22		4/1/2013
		WTGS-TV	FOX	28	SSA/JSA	12/1/2012(6)
Fort Wayne, IN	109	WANE-TV	CBS	31		8/1/2013
Youngstown, OH	110	WYTV-DT	ABC	36	SSA/JSA	10/1/2013
		WKBN-TV	CBS	41		10/1/2013
		WYFX-LD	FOX	19		10/1/2013
		WYTV-DT2	MNTV	36.2	SSA/JSA	10/1/2013
Springfield-Holyoke, MA	114	WWLP-TV(4)	NBC	11		4/1/2015
Topeka, KS	136	KTKA-TV	ABC	49	SSA/JSA	6/1/2014
		KTKA-TV-D3	CW	49.3	SSA/JSA	6/1/2014
		KSNT-TV(4)	NBC	27		6/1/2014
		KTMJ-CD	FOX	43		6/1/2014
Mason City, IA	153	KIMT-TV	CBS	42		2/1/2014
		KIMT-TV-DT2	MNTV	42.2		2/1/2014
Terre Haute, IN	154	WTHI-TV(4)	CBS	10		8/1/2013
		WTHI-TV-D2	FOX	10.2		8/1/2013
Lafayette, IN	189	WLFI-TV	CBS	11		8/1/2013

(1)
On February 12, 2013, we sold our equity interest in a joint venture with NBCUniversal Media, LLC ("NBC"). The joint venture was a limited partner in a business that owns television stations KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego. See "Joint Venture Sale Transaction."

(2)
DMA estimates and rankings are taken from Nielsen Local Universe Estimates for the 2012-2013 Broadcast Season, effective September 22, 2012. There are 210 DMAs in the United States. All Nielsen data included in this report represents Nielsen's estimates, and Nielsen has neither reviewed nor approved the data included in this report.

(3)
We own and operate all of our stations and digital channels except for those (i) noted as "LMA" which indicates stations to which we provide services under a local marketing agreement (see "Distribution of Programming—Full-power television stations" for a description of these agreements), (ii) noted as "SSA" which indicates stations to which we provide technical, engineering, promotional, administrative and other operational support services under a shared services agreement (see "Distribution of Programming—Full-power television stations" for a description of these agreements), and (iii) noted as "JSA" which indicates stations to which we provide advertising sales services under a joint sales agreement (see "Principal Sources of Revenue—Other revenues" for a description of these agreements).

(4)
WISH-TV includes a low-power station, WIIH-CD. WOOD-TV, WAVY-TV, KNVA-TV, KRQE-TV, KASA-TV, KOIN-TV, KSNT-TV, WLUK-TV and WWLP-TV each includes a group of low-power stations. KRQE-TV includes two satellite stations, KBIM-TV and KREZ-TV. KWBQ-TV includes one satellite station KRWB-TV. KHON-TV includes two satellite stations, KHAW-TV and KAII-TV. KSNW-TV includes KSNC(TV), KSNG(TV) and KSNK(TV) as satellite stations and KSNL-LD as a translator. We own, operate or service all of these satellite stations and low-power stations, which broadcast either identical programming as the primary station or programming specific to such channel.

(5)
KBVO-TV is a full power satellite station of KXAN-TV and its primary affiliate is MyNetworkTV.

(6)
License renewal applications have been filed with the FCC and are currently pending. For further information on license renewals, see "Federal Regulation of Television Broadcasting—License Renewals".

Joint Venture Sale Transaction

        On February 12, 2013, we announced that we entered into, and simultaneously closed the transactions contemplated by a Transaction Agreement (the "Transaction Agreement"), by and among LIN TV, LIN Television, LIN Television of Texas, L.P., a Delaware limited partnership and indirect wholly owned subsidiary of ours ("LIN Texas" and together with LIN TV and LIN Television, the "LIN Parties"), NBC Telemundo License LLC, a Delaware limited liability company ("NBC"), NBCU New LLC I, a Delaware limited liability company, NBCU New LLC II, a Delaware limited liability company, General Electric Company, a New York corporation ("GE"), General Electric Capital Corporation, a Delaware corporation ("GECC" and together with GE, the "GE Parties"), National Broadcasting Company Holding, Inc., a Delaware corporation, Comcast Corporation, a Pennsylvania corporation ("Comcast"), NBCUniversal Media, LLC, a Delaware limited liability company ("NBCUniversal"), Lone Star SPV, LLC, a Delaware limited liability company and Station Venture Holdings, LLC, a Delaware limited liability company ("SVH"). The Transaction Agreement effected a series of transactions related to the ownership and sale of LIN Texas's 20.38% equity interest in SVH, a joint venture in which NBC, an affiliate of NBCUniversal, held the remaining 79.62% equity interest (collectively, the "JV Sale Transaction").

        SVH is a limited partner in a business that operates an NBC affiliate in Dallas and an NBC affiliate in San Diego pursuant to a management agreement. At the time of LIN Texas's acquisition of its interest in SVH in 1998, GECC provided secured debt financing to SVH in the form of a $815.5 million non-amortizing senior secured note due 2023 to GECC (the "GECC Note"), and, in connection with SVH's assumption of the GECC Note, LIN TV guaranteed the payment of the full amount of principal and interest on the GECC Note (the "GECC Guarantee").

        In addition, during 2009, 2010, 2011 and 2012, LIN Television entered into agreements with SVH, the GE Parties and NBCUniversal pursuant to which LIN Television, the GE Parties and NBCUniversal caused to be provided to SVH certain unsecured shortfall funding loans (the "Shortfall Funding Loans") on the basis of each party's percentage of equity interest in SVH in order to fund interest payments on the GECC Note.

        Pursuant to the JV Sale Transaction, in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations related to any shortfall funding agreements. Further, LIN Texas sold its 20.38% equity interest in SVH to affiliates of NBCUniversal, and the LIN Parties transferred their rights to receivables related to the Shortfall Funding Loans for $1.00.

        As a result of the JV Sale Transaction, neither we nor any of our direct or indirect subsidiaries have any further investment in or obligations (funding or otherwise) related to SVH, including, without limitation, to make any other unsecured shortfall loans or payments under the GECC Note or the GECC Guarantee. Although the JV Sale Transaction was completed on February 12, 2013, we accrued for and expensed the $100 million capital contribution to SVH and recorded the related tax effects of the JV Sale Transaction, which includes the recognition of a short-term deferred tax liability of approximately $163 million in our consolidated financial statements as of December 31, 2012. We accrued for the capital contribution as of December 31, 2012, because it was an obligation that was both probable and estimable as of the date of this report.

Merger

        On February 12, 2013, we also announced that we entered into an Agreement and Plan of Merger (the "Merger Agreement") with LIN Media LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of LIN TV ("LIN LLC"). Pursuant to the Merger Agreement, LIN TV will be merged with and into LIN LLC with LIN LLC continuing as the surviving entity (the "Merger"). In the Merger, holders of shares of each class of common stock of LIN TV will receive on a one-for-one basis, common shares representing a corresponding series of limited liability interests in LIN LLC. The Merger is expected to enable the surviving entity to be classified as a partnership for federal income tax purposes and such change in classification would be treated as a liquidation of LIN TV for federal income tax purposes with the result that LIN TV would recognize gain or loss, as applicable, in its 100% equity interest in LIN Television.

        The Merger will be submitted to a vote of the holders of outstanding common stock of LIN TV. Proxies will be solicited by LIN TV's board of directors pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") in order for LIN TV's stockholders to consider approving the Merger at a special meeting of stockholders and a registration statement will be filed under the Securities Act of 1933, as amended (the "Securities Act"), with respect to the class A common shares representing limited liability company interests in LIN LLC. This Report is not a solicitation of a proxy from any security holder of LIN TV. Holders of LIN TV common stock are urged to read the proxy statement/prospectus, registration statement and any other relevant documents when they become available because they will contain important information about LIN TV, LIN LLC and the Merger, including its terms and anticipated effect and risks to be considered by the Company's stockholders in connection with the Merger. The proxy statement/prospectus and other documents relating to the Merger (when they are available) can be obtained free of charge from the SEC's web site at www.sec.gov. The documents (when they are available) can also be obtained free of charge from LIN TV on its web site (www.linmedia.com) or upon written request to LIN TV Corp., Attention: Secretary, One West Exchange Street, Suite 5A, Providence, Rhode Island 02903. Information on LIN TV's web site does not constitute a part of this Current Report on Form 10-K.

        We expect that LIN LLC's common shares will be listed on the NYSE.

Incremental Facility

        On February 12, 2013, LIN Television and Deutsche Bank Trust Company Americas ("Deutsche Bank"), signed an Incremental Term Loan Activation Notice tranche B-2 Term Facility creating an incremental term loan facility (the "Incremental Facility") pursuant to the LIN Television's existing credit agreement, dated as of October 26, 2011, as amended on December 19, 2011, as further amended on December 24, 2012, by and among LIN Television, JPMorgan Chase Bank, N.A. ("JP Morgan"), as Administrative Agent, and the banks and other financial institutions party thereto (the "Credit Agreement").

        The Incremental Facility is a five-year, $60 million term loan facility and is subject to the terms of the Credit Agreement. The proceeds of the Incremental Facility, as well as cash on hand and cash from revolving borrowings under the Credit Agreement, were used to fund the $100 million transferred to SVH by LIN TV pursuant to the JV Sale Transaction as described above.

        For additional information regarding the JV Sale Transaction, the Merger or the Incremental Facility, see Item 1A.—Risk Factors.

Recent Acquisitions and Discontinued Operations

        On October 12, 2012, LIN Television completed its acquisition (the "Acquisition") of television stations in eight markets that were previously owned by affiliates of New Vision Television, LLC ("New Vision") for $334.9 million, subject to certain post-closing adjustments, and including the assumption of $14.3 million of finance lease obligations. As a result of the Acquisition, we now own, operate or service 43 television stations, seven digital channels and a growing portfolio of web sites, applications and mobile products in 23 U.S. markets. Concurrently, on October 12, 2012, Vaughan Acquisition LLC ("Vaughan"), a third-party licensee, completed its acquisition of separately owned television stations in three markets for $4.6 million from PBC Broadcasting, LLC ("PBC"). We provide certain services to the television stations acquired by Vaughan pursuant to shared services arrangements with Vaughan.

        Additionally, on December 10, 2012, LIN Television acquired certain assets of the ACME Television, LLC ("ACME") television stations KWBQ-TV, KRWB-TV and KASY-TV, each of which serves the Albuquerque-Santa Fe, NM market.

        For additional information on the foregoing, see Note 2—"Acquisitions" to our consolidated financial statements.

        On October 21, 2011, we reached an agreement to sell WWHO-TV, in Columbus, OH, and we completed the sale on February 16, 2012 to Manhan Media, Inc. Additionally, on January 3, 2012, we entered into an agreement for the sale of substantially all of the assets of WUPW-TV to WUPW, LLC. This transaction subsequently closed on April 21, 2012. For additional information on these discontinued operations, see Note 3—"Discontinued Operations" to our consolidated financial statements.

Description of Our Business

        We are a local multimedia company that owns, operates or services 43 television stations and seven digital channels in 23 U.S. markets. Our diverse portfolio of web sites, apps and mobile products make it more convenient to access our unique content on multiple screens and our innovative multimedia advertising solutions capture the attention of target audiences and deliver results. Our vision is to be the market-leading local multimedia company and consumers' and advertisers' preferred choice for unique, innovative and relevant content on all screens.

        The principal components of our strategy include:

  •
  Sustain our Local News Leadership.  In 2012, we operated the number one or number two local news station in 87% of our news markets(1), 100% of our measured web sites ranked number one or number two versus our measured local broadcast competitors for unique visitors and page views(2), and we earned several of our industry's top awards. The strength of our local news brands is a result of our ability to embrace changing media habits, focus on superior multiscreen content production and distribution, invest in localism, and commit to training and sharing best practices throughout our organization. For example, the modernization of our newsrooms into multiscreen content centers with trained journalists who have a wide range of skills, including video camera operation

(1)
Average of our February, May and November 2012 Nielsen ratings based on Key Demographics. Monday-Friday, Early Morning, Early Evening, Late News. All Nielsen data included in this document represents Nielsen's estimates, and Nielsen has neither reviewed nor approved the data included in this document. Excludes the television stations acquired from affiliates of New Vision on October 12, 2012.
(2)
*comScore media metrics data; December 2012 (3 month average). The basis for comparison is calculated against the Company's and local broadcast competitors' self-defined classification from within the comScore dictionary.

    and writing and editing from the field, have resulted in more content and better coverage on every screen. In addition, we launched high definition newscasts at 12 stations in 2012. Currently, 38 of our television stations are operating and producing in high definition, which we believe enhances our competitive positions in those markets. Our investments in local news content production and distribution are among the most important elements in building loyalty amongst viewers and attracting local advertising revenue.

  •
  Build Scale, Synergies & Efficiencies.  In October 2012, we closed the largest acquisition in our company's history. The newly acquired or serviced television stations expanded our national footprint with media properties in geographically diverse locations. In addition, they are providing significant opportunities to grow our digital business, increase our bargaining power with MVPDs, networks and syndicators, and add greater scale to amortize digital media and technology investments, including our shared services capabilities. Our two regional technology centers provide engineering, operations, financial and administrative functions for most of our television stations, which has maximized operating synergies throughout our company and reduced capital costs. We also continued to achieve company-wide operating efficiencies through economies of scale in the purchase of programming, ratings services, research services, national sales representation, capital equipment and other vendor services. Also in 2012, we advanced our "Accelerate" sales strategy in order to create cross-selling multiplatform opportunities; enhance the technical capabilities of our sales teams, improve synergies and streamline and standardize all sales support functions and operations to benefit our advertisers.

  •
  Grow and Differentiate Our Digital Media Business.  Since the launch of our digital operations in 2007, we have committed to and invested in continuous multi-screen product innovation and advertising solutions that reach target audiences and generate results. In 2012, we launched "Project NewsTouch", a single solution and uniform workflow process that delivers the best app and mobile web experience to mobile devices. As a result of our efforts, we increased mobile views by 68%, compared to 2011(3). Another important component of our strategy is to invest in companies that are at the forefront of the changing media landscape and can deliver synergies. For example, LIN Digital provides digital marketing strategies and solutions to some of the nation's most respected agencies and brands. In 2012, LIN Digital opened its sales headquarters in New York City and now has sales representation in 28 U.S. cities, including Chicago and Los Angeles. In addition, Nami Media, an online marketing and technology company that specializes in the rapidly growing area of performance marketing, broadened its product development capabilities and expanded its Los Angeles operations. We also made an important investment in the mobile space in November 2012 with the launch of LIN Mobile. Leveraging our company's 50-year history and strong relationships with local and national advertisers, LIN Mobile was founded to help clients effectively market their products and services to an increasingly mobile-centric population by delivering targeted and localized media across all dominant mobile devices. Finally, our 2012 acquisition of television stations from New Vision provides us with an opportunity to expand our digital business both locally and nationally. As a result of our strategy, interactive revenues have increased from 1% of total revenues in 2007 to 7% of total revenues in 2012(4), providing greater revenue diversity.

  •
  Secure Subscriber Fees from Pay-Television Operators.  According to Nielsen, cable, satellite television and telecommunications companies currently provide video program services to approximately 90% of total U.S. television households(5). The surge of competition from satellite and telecommunications companies, combined with our strong local and national programming, provides us with compelling negotiating positions to obtain compensation for our channels. It is of

(3)
Adobe SiteCatalyst & StepLeader, mobile page views from newsTouch, (1/1/12-12/31/12) compared to Adobe SiteCatalyst & StepLeader reporting, mobile page views, (1/1/11-12/31/11).
(4)
Interactive revenues include revenues generated from our TV station web sites in 2007 and revenues generated from our TV station web sites, LIN Digital and Nami Media in 2012.
(5)
Nielsen DMA Media Related TV Households: February 2013. All Nielsen data included in this report represents Nielsen's estimates, and Nielsen has neither reviewed nor approved the data included in this report.

    critical importance to the broadcast industry that pay-television operators pay subscriber fees that are commensurate with the superior ratings our channels achieve relative to cable channels. We have successfully negotiated and will continue to negotiate with pay-television operators in our local markets to ensure we receive our fair share of subscription fees.

  •
  Continue to Explore New Uses for our Spectrum.  We believe our spectrum has value beyond traditional television channels, and digital technology enables us to separate a portion of that spectrum for incremental services. We currently own or service seven digital sub-channels, all affiliated with a national television network that utilize spectrum shared with other network affiliates. Our multi-channel strategy helps us appeal to a wider audience and market of advertisers while providing economies of scale to provide these additional programming services at a low incremental cost. In addition, our President and Chief Executive Officer was President of the Open Mobile Video Coalition in 2012, an organization focused on developing technology to provide live, local and national over-the-air digital television to consumers via next-generation portable and mobile devices. During the year, KXAN-TV, our NBC affiliate in Austin, participated in the launch of Dyle Mobile TV, which brings live broadcast television, including local and national news, sports and entertainment programming to mobile devices at home or on-the-go.

  •
  Grow Our Revenue Share Through a Focus on Local Programming.  We are committed to improving the quality of our existing programs, developing new local programs, and generating new sources of revenue. Local programming allows us to leverage our existing production teams and on-air talent while limiting our exposure to long-term syndicated programming contracts. It also allows us to offer unique local marketing solutions beyond :30 and :60 second spots to local advertisers. In addition, local programming provides differentiated proprietary content for our local web sites and mobile products. In 2012, we launched our 12th local lifestyle program, "Living Dayton", and aired more than 32,000 local programming hours(6). In addition, during the 2012 presidential election year, we maximized every opportunity to educate viewers and provide a unique platform for candidates to reach voters. We believe that our commitment to localism continues to build brand loyalty and differentiate us from our competition.

  •
  Provide Superior Community Service.  Our model of community service exemplifies broadcasting's great value and responsibility to the local community. We believe it is critically important to ensure the dynamic future of our industry, which is why we have been awarding two-year scholarships to ambitious students interested in a wide spectrum of fields in or relating to broadcast television since 1998, and digital media since 2011. In addition, we provide programming that is responsive to community needs, such as, emergency alerts, closed captioning for hearing impaired viewers, and children's programming. We also support numerous non-profit organizations, programs and events that help make the communities we serve better, stronger, and more vibrant places to live, work, and do business.

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

(6)
Excludes programming aired by our newly acquired television stations.

  •
  our station's overall ability to attract viewers in its market area;

  •
  our station's ability to attract viewers among particular demographic groups that an advertiser may be targeting; and

  •
  effectiveness of our advertising sales force.

Retransmission consent fees

        We have retransmission consent agreements with cable, satellite and telecommunications providers from which we earn retransmission consent fees for the right to carry our signals in their pay-television services to consumers.

Television station web site revenues

        We generate revenues through advertisements on our television stations' web sites and mobile applications.

Interactive revenues

        We generate interactive revenues primarily by providing online advertising and media services through our online advertising and media services business, LIN Digital (formerly RMM), and Nami Media, our digital advertising management and technology company.

Other revenues

        Other revenues include barter of unsold advertising inventory for goods and services that are required to operate our television stations or are used in sales and marketing efforts. We also acquire certain syndicated programming by providing a portion of the available advertising inventory within the program, in lieu of cash payments.

        Additionally, we receive other revenues from sources such as renting space on our television towers, renting our production facilities, copyright royalties and providing television production services. Finally, we earn fee income through shared services agreements for two stations located in the Albuquerque-Santa Fe market, under which we provide technical, engineering, promotional, administrative and other operational support services from our stations that we own and operate within the market. We also have shared services agreements and joint sales agreements for stations in the Dayton, Ohio, Savannah, Georgia, Topeka, Kansas and Youngstown, Ohio markets, pursuant to which we also provide advertising sales services.

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

Locally produced news and general entertainment programming

        Our television stations and digital channels produce an aggregate of approximately 856 hours of local news programming per week that we broadcast on all but eight of our stations. Local news programming also allows us greater control over our programming costs.

        The number of weekly hours of network, local news and other local programming produced by our television stations and digital channels are as follows:

Network	DMA	DMA Rank	Station	Weekly Hours of Network Programming	Weekly Hours of Local News Programming	Weekly Hours of Other Local Programming	Network Affiliation End Date
ABC	Hartford-New Haven, CT	30	WTNH-TV	86	29	3	8/31/2017
	Grand Rapids-Kalamazoo-Battle Creek, MI	39	WOTV-TV	86	9	1	8/31/2017
	Savannah, GA	92	WJCL-TV	77	17	1	4/1/2013
	Youngstown, OH	110	WYTV-DT	77	20	1	9/30/2017
	Topeka, KS	136	KTKA-TV	77	19	1	12/31/2015
CBS	Portland, OR	22	KOIN-TV	100	30	1	9/18/2016
	Indianapolis, IN	26	WISH-TV	94	35	7	12/31/2014
	Birmingham, AL	42	WIAT-TV	99	28	1	12/31/2014
	Albuquerque, NM	47	KRQE-TV	100	33	1	12/31/2014
	Buffalo, NY	52	WIVB-TV	92	30	6	12/31/2014
	Providence, RI-New Bedford, MA	53	WPRI-TV	97	33	1	12/31/2014
	Fort Wayne, IN	109	WANE-TV	100	25	1	12/31/2014
	Youngstown, OH	110	WKBN-TV	94	23	1	1/31/2017
	Mason City, IA	153	KIMT-TV	98	20	1	6/30/2015
	Terre Haute, IN	154	WTHI-TV	94	25	1	12/31/2014
	Lafayette, IN	189	WLFI-TV	94	23	1	12/31/2017
NBC	Grand Rapids-Kalamazoo-Battle Creek, MI	39	WOOD-TV	98	32	7	1/1/2017
	Norfolk-Portsmouth-Newport News, VA	44	WAVY-TV	96	35	6	1/1/2017
	Austin, TX	45	KXAN-TV	95	31	1	1/1/2017
	Dayton, OH	63	WDTN-TV	95	25	5	1/1/2017
	Wichita, KS	66	KSNW-TV	95	27	1	1/1/2017
	Springfield-Holyoke, MA	114	WWLP-TV	96	34	6	1/1/2017
	Topeka, KS	136	KSNT-TV	95	24	—	1/1/2017
FOX	Norfolk-Portsmouth-Newport News, VA	44	WVBT-TV	26	5	3	12/31/2017
	Albuquerque, NM	47	KASA-TV	26	14	5	12/31/2017
	Providence, RI-New Bedford, MA	53	WNAC-TV	26	16	1	12/31/2017
	Mobile, AL/Pensacola, FL	60	WALA-TV	26	34	5	12/31/2017
	Green Bay-Appleton, WI	69	WLUK-TV	26	43	7	12/31/2017
	Honolulu, HI	71	KHON-TV	26	33	—	12/31/2017
	Savannah, GA	92	WTGS-TV	26	7	—	12/31/2017
	Youngstown, OH	110	WYFX-LD	26	16	—	12/31/2017
	Topeka, KS	136	KTMJ-CD	26	13	—	12/31/2017
	Terre Haute, IN	154	WTHI-TV-D2	26	4	—	12/31/2017
CW	Austin, TX	45	KNVA-TV	20	4	—	9/17/2016
	Albuquerque, NM	47	KWBQ-TV	20	—	—	9/17/2016
	Buffalo, NY	52	WNLO-TV	36	9	5	9/17/2016
	Mobile, AL/Pensacola, FL	60	WFNA-TV	20	—	5	9/17/2016
	Dayton, OH	63	WBDT-TV	20	4	—	9/17/2016
	Green Bay-Appleton, WI	69	WCWF-TV	20	—	1	9/17/2016
	Honolulu, HI	71	KHON-TV-D2	20	—	—	9/17/2020
	Topeka, KS	136	KTKA-TV-D2	20	—	—	9/17/2019
MyNetworkTV	Indianapolis, IN	26	WNDY-TV	13	15	1	9/28/2014
	Hartford-New Haven, CT	30	WCTX-TV	10	9	1	9/28/2014
	Grand Rapids-Kalamazoo-Battle Creek, MI	39	WXSP-CD	10	4	—	9/28/2014
	Austin, TX	45	KBVO-TV	10	3	1	9/28/2014
	Albuquerque, NM	47	KASY-TV	10	—	1	9/28/2014

Network	DMA	DMA Rank	Station	Weekly Hours of Network Programming	Weekly Hours of Local News Programming	Weekly Hours of Other Local Programming	Network Affiliation End Date
	Providence, RI-New Bedford, MA	53	WNAC-TV-D2	10	—	1	9/28/2014
	Youngstown, OH	110	WYTV-DT-D2	10	10	1	9/28/2014
	Mason City, IA	153	KIMT-TV-D2	10	6	—	9/28/2014
Telemundo	Wichita, KS	66	KSNG-TV-D2	26	—	—	12/31/2014

				2,680	856	93

Network programming

        All of our stations are affiliated with one of the national television networks. Our network affiliation agreements provide a local station certain exclusive rights and an obligation, subject to certain limited preemption rights, to carry the network programming. While the networks retain most of the advertising time within their programs for their own use, the local station also has the right to sell a limited amount of advertising time within the network programs. Other time periods, which are not programmed by the networks, are programmed by the local station, for which the local station retains substantially all of the advertising revenues. Networks also share certain of their programming with cable networks and make certain of their programming available through their web site or on web sites such as hulu.com. These outlets compete with us for viewers in the communities served by our stations.

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

        Our stations that are affiliated with ABC, CBS, FOX and NBC generate a higher percentage of revenue from the sale of advertising within network programming than stations affiliated with CW and MyNetwork. Our affiliation agreements have terms with scheduled expiration dates ranging through September 17, 2020. These agreements are subject to earlier termination by the networks under specified circumstances, including a change of control of our Company, which would generally result from the acquisition of shares having 50% or more of the voting power of our Company.

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

Distribution of Programming

        The programming that airs on our television stations can reach the television audience by one or more of the following distribution systems:

  •
  Full-power television stations, including stations we operate or service under local marketing agreements ("LMAs"), joint sales agreements ("JSAs"), shared services arrangements ("SSAs") or similar arrangements;

  •
  Cable television systems;

  •
  Satellite television systems;

  •
  Telecommunications systems;

  •
  Internet, mobile and other digital services;

  •
  Low-power television stations; and

  •
  Digital channels.

Full-power television stations

        We own, operate or service 40 full-power television stations that operate on over-the-air channels 7 through 49. Our full-power television stations include two full-power stations for which we provide programming, sales and other related services under grandfathered LMAs, six full-power stations and two digital channels for which we provide technical, engineering, promotional, administrative and other operational support services under SSAs (for four of these stations and the two digital channels we also provide advertising sales services under a JSA). See "Our television stations" for a listing of our full-power television stations.

        The FCC television licenses for the two full-power television stations for which we provide programming, sales and other related services under LMAs are not owned by us. Revenues generated by these stations contributed 4% to our net revenues for the years ended December 31, 2012, 2011 and 2010, respectively. We incur programming costs, operating costs and capital expenditures related to the operation of these stations, and retain all advertising revenues. In Providence and Austin, the two local markets where these stations are located, we own and operate at least one station. These LMA stations are an important part of our multi-channel strategy. We have purchase options to acquire the FCC licenses for the LMA stations in Providence and Austin, which are exercisable if the legal requirements limiting ownership of these stations change.

        The FCC television licenses for the six full-power television stations for which we provide technical, engineering, promotional, administrative and other operational support services under SSAs and other arrangements are also not owned by us. Revenues generated by these stations contributed 2% to our net revenues for the year ended December 31, 2012. In each of the five markets where these stations are located, we own and operate at least one station. These SSA stations are also an important part of our multi-channel strategy. We have purchase options to acquire the FCC licenses for the SSA stations in Albuquerque, Dayton, Savannah, Youngstown, and Topeka, which are exercisable if the legal requirements limiting ownership of these stations change.

Cable, satellite television and telecommunications systems

        According to Nielsen, cable, satellite television and telecommunications companies currently provide video program services to approximately 90% of total U.S. television households, with cable and telecommunications companies serving 60% of U.S. households and direct broadcast satellite ("DBS") providers serving 30%. As a result, cable, satellite television and telecommunications companies are not only primary competitors, but the primary means by which our television audience views our television stations. Most of our stations are distributed pursuant to retransmission consent agreements with multichannel video program distributors ("MVPDs") that operate in markets we serve. As of December 31, 2012, we had retransmission consent agreements with 163 distributors, including 159 Multiple System Operators ("MSOs") and regional telecommunications companies, the two major satellite television providers, and two national telecommunications providers. For an overview of FCC regulations governing carriage of television broadcast signals by MVPDs, see "Federal Regulation of Television Broadcasting—Cable and Satellite Carriage of Local Television Signals."

Internet, mobile and other digital services

        We operate television station web sites in 23 U.S. markets and offer a growing portfolio of Internet-based products and services that provide traditional and new audiences around-the-clock access to our trusted local news and information. We launched our mobile business in 2009 with iPhone and BlackBerry smartphone applications and we have since launched Android and iPad applications. In addition, we launched SMS/text messaging, video blogging and other advanced interactive features that further extend the distribution of our content.

Low-power television stations

        We own and operate a number of low-power television stations. We operate these stations either as a stand-alone or satellite stations. These low-power broadcast television stations are licensed by the FCC to provide service to substantially smaller areas than those of full-power stations.

        In ten of our markets, Albuquerque, Austin, Grand Rapids, Green Bay, Indianapolis, Springfield, Norfolk-Portsmouth-Newport News, Portland, Wichita, and Topeka, we use our low power stations to extend the geographic reach of our primary stations in these markets. In Grand Rapids, we affiliated WXSP-CD, a group of low-power television stations, with MyNetworkTV, to cover substantially all of the local market. In Topeka and Youngstown, we have also affiliated the low power stations, KTMJ-CD and WYFX-LD with the FOX network.

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

        The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without the FCC's prior approval. The FCC also regulates certain aspects of the operation of cable television systems, DBS systems and other electronic media that compete with broadcast stations. In addition, the FCC regulates matters such as television station ownership, affiliate relations with the networks, cable and DBS systems' carriage of television station signals, carriage of syndicated and network programming on distant stations, political advertising practices, children's programming and obscene and indecent programming.

        Spectrum Allocation.    Pursuant to the Communications Act, the FCC bears responsibility for the allocation and licensing of all non-federal government spectrum. Subject to certain procedural, congressional, and judicial constraints, the FCC has the ability to reallocate entire spectrum bands to a new use or to modify individual licenses to a new use. An FCC license holder is entitled to a bundle of rights related to that license; however ownership of the underlying spectrum is retained by the federal government. As a part of its National Broadband Plan, the FCC requested additional authority from Congress to hold incentive spectrum auctions, whereby current users of particular bands or licenses would receive compensation for voluntarily relinquishing some or all rights to spectrum they are licensed to use. On February 17, 2012, Congress approved legislation authorizing the FCC to conduct incentive spectrum auctions. The legislation, which the President subsequently signed into law, includes safeguards for broadcasters. In particular, the legislation requires the FCC to make all reasonable efforts to ensure that stations retain their existing coverage areas, prevents the FCC from forcing a broadcaster to move from a UHF to a VHF channel, and establishes a fund to reimburse broadcasters for reasonable relocation expenses relating to the spectrum repacking. It is expected that the incentive auction process will require several rule making proceedings, which may span several years. On October 2, 2012, the FCC released a Notice of Proposed Rule Making to implement the incentive auction statute. That proceeding remains pending. We cannot predict the timing or scope of the incentive spectrum auctions, nor the impact, if any, that the reallocation of spectrum will have on our business.

        License Renewals.    Under the Communications Act, the FCC generally may grant and renew broadcast licenses for terms of eight years, although licenses may be renewed for a shorter period under certain circumstances. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and (iii) there have been no other serious violations that taken together constitute a pattern of abuse. In making its determination, the FCC may consider petitions to deny but cannot consider whether the public interest would be better served by issuing the license to a person other than the renewal applicant. We are in good standing with respect to each of our FCC licenses. The table on pages 6 and 7 includes the expiration date of the primary broadcasting licenses for the stations that we own, as well as for the stations to which we provide services. As indicated in the table, the licenses for these stations have expiration dates ranging between 2007 and 2015. License renewal applications were timely filed for each of the stations for which the license is now expired. Once an application for renewal is filed, each station remains licensed while its application is pending, even after its license expiration date has passed. The license for WNAC has a long-standing application for renewal that remains pending with the FCC. Action on many license renewal applications may have been delayed for reasons, such as, the pendency of complaints that programming provided by the various networks contained indecent material and complaints regarding alleged violations of sponsorship identification rules. We cannot predict when the FCC will act on pending renewal applications. We expect the FCC to renew each of these licenses but we make no assurance that it will do so.

        Ownership Regulation.    The Communications Act and FCC rules limit the ability of individuals and entities to have ownership or other attributable interests in certain combinations of broadcast stations and other media. The Communications Act also requires the FCC to review its broadcast ownership rules every four years to determine whether they remain necessary in the public interest. In 1999, the FCC modified its local television ownership rules. In 2003, the FCC issued an order that would have liberalized most of the ownership rules, permitting us to acquire television stations in certain markets where we are currently prohibited from acquiring additional stations. In 2004, the Third Circuit Court of Appeals stayed and remanded several of the FCC's 2003 ownership rule changes. In July 2006, as part of the FCC's statutorily required quadrennial review of its media ownership rules, the FCC sought comment on how to address the issues raised by the Third Circuit Court of Appeals' decision. In February 2008, the FCC released an order that re-adopted its 1999 local television ownership rules, and those rules are currently in effect. Several parties appealed the FCC's February 2008 decision, and in July 2011, the United States Court of Appeals for the Third Circuit mostly denied those petitions. On December 22, 2011, the FCC issued its Notice of Proposed Rulemaking ("NPRM") as part of its 2010 Quadrennial Review of the media ownership rules. The NPRM indicates that the FCC intends to maintain the current local television ownership rules with only minor modifications. Despite the preliminary conclusions in the NPRM, we cannot predict whether the pending quadrennial review proceeding may ultimately result in changes to the FCC's broadcast ownership rules. The FCC's current ownership rules that are material to our operations are summarized below.

        Local Television Ownership.    Under the FCC's current local television ownership (or "duopoly") rule, a party may own multiple television stations without regard to signal contour overlap provided they are located in separate Nielsen DMAs. In addition, the rules permit parties to own up to two TV stations in the same DMA so long as (i) at least one of the two stations is not among the top four-ranked stations in the market based on audience share at the time an application for approval of the acquisition is filed with the FCC, and (ii) at least eight independently owned and operating full-power commercial and non-commercial television stations would remain in the market after the acquisition. In addition, without regard to the number of remaining or independently owned television stations, the FCC currently permits television duopolies within the same DMA so long as the commonly owned stations' signal contours do not overlap, although the FCC proposed to remove this exception in the NPRM. Stations designated by the FCC as "satellite" stations are exempt from the local television ownership rule. Also, the FCC may grant a waiver of the local television ownership rule if one of the two television stations is a "failed" or "failing" station or if the proposed transaction would result in the construction of a new television station (an unbuilt-station waiver). We believe that we are currently in compliance with the local television ownership rule.

        The FCC's 1999 ownership order established a rule attributing LMAs for ownership purposes. The FCC grandfathered LMAs that were entered into prior to November 5, 1996, permitting those stations to continue operations pursuant to such LMAs. The FCC, which retains the authority to review the status of grandfathered LMAs, stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods. We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs. Grandfathered LMA's can be freely transferred during the grandfather period, but duopolies may be transferred only where the two-station combination continues to qualify under the duopoly rule. We currently have grandfathered LMAs under which we provide programming to stations in Providence, Rhode Island and Austin, Texas.

        From 2010 through 2012, we entered into SSAs and certain other arrangements for stations in Dayton, Ohio, Albuquerque, New Mexico, Savannah, Georgia, Topeka, Kansas, and Youngstown, Ohio. SSAs are currently permitted under the FCC's local television ownership rule and allow for technical, engineering, promotional, administrative and other operational support services. SSAs are different from LMAs in various respects, for example, only a limited amount of programming is permitted under an SSA. JSAs further permit us to sell advertising time on these stations. The FCC included in the NPRM a review of SSAs, JSAs and similar arrangements and seeks comment whether they should be attributable for purposes of the media ownership rules. If the FCC decides these arrangements are attributable, we may be required to restructure operations in these markets. We cannot predict whether the pending quadrennial review proceeding may ultimately result in changes to the FCC's rules regarding SSAs or JSAs.

        National Television Ownership Cap.    The Communications Act, as amended in 2004, limits the number of television stations one entity may own nationally. Under the rule, no entity may have an attributable interest in television stations that reach, in the aggregate, more than 39% of all U.S. television households. The FCC currently discounts the audience reach of a UHF station by 50% when computing the national television ownership cap. Our stations reach is approximately 10.5% of U.S. households.

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

        Digital Television.    We terminated all analog broadcasts on our full power stations on or before June 12, 2009 in connection with the national transition to digital television. Following the transition, each of our full power stations broadcasts a 19.4 megabit-per-second (Mbps) data stream, rather than a single analog program stream. FCC regulations permit substantial flexibility in how we use that data stream. For example, we are permitted to provide a mix of high definition and standard television program streams free-to-air, additional program-related data, subscription video or audio streams, and non-broadcast services. A new technical standard permits digital stations to provide video and data streams that can be more readily received on mobile devices (such as computers and smartphones), if those devices incorporate the technology. These digital channels remain subject to specific FCC regulations. For example, we are required to carry additional children's educational programming if we transmit multiple program streams, and we must pay the U.S. Treasury 5% of gross revenues for any non-broadcast services we provide using our digital signals. The FCC is evaluating whether to impose further public interest programming requirements on digital channels. The FCC's digital transition implementation plan maintained the secondary status of low-power television ("LPTV") stations but did not set a deadline for such stations to convert to digital operations. In July 2011, the FCC set a firm deadline, and by September 1, 2015 LPTV stations must cease analog broadcasts and convert to digital operations.

        Cable and Satellite Carriage of Local Television Signals.    Pursuant to FCC rules, full power television stations can obtain carriage of their signals by multi-channel video program distributors in one of two ways: via mandatory carriage or via "retransmission consent." Once every three years each station must formally elect either mandatory carriage ("must-carry") or retransmission consent. The current elections were effective January 1, 2012 and extend through December 31, 2014. A mandatory carriage election invokes FCC rules that require the distributor to carry a single program stream designated by the station and that program stream's related data in the station's local market. Distributors may decline carriage for certain reasons specified in the rules, including a lack of channel capacity, the station's failure to deliver a good quality signal, the presence of a nearby affiliate of the same network or, in the case of satellite distributors, if the distributor does not carry any other local broadcast station in the electing station's market. Distributors do not pay a fee to stations that elect mandatory carriage.

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

        FCC rules govern which local television signals a satellite subscriber may receive. Congress has also imposed certain requirements relating to satellite distribution of local television signals to "unserved" households that do not receive a useable signal from a local station or that reside in a market without a local affiliate of the pertinent network. The Satellite Television Extension and Localism Act of 2010 ("STELA") updated the blanket license scheme previously enacted under the Satellite Home Viewer Extension and Reauthorization Act of 2004 ("SHVERA") by, among other things, extending for five years, until December 31, 2014, statutory licenses that allow satellite television companies to retransmit broadcast signals from distant markets to eligible customers. A satellite provider also is permitted to import the signal of an out-of-market station, with that station's consent, to the specific counties and communities within a local market in which the out-of-market station is deemed to be "significantly viewed," subject to certain conditions. Such carriage previously was governed by the distant signal provisions. Under STELA, it is now treated as a retransmission into the station's local market, which means that the statutory copyright for such carriage will not sunset at the end of 2014. STELA also eliminated the requirement that DBS operators carry the local affiliate of a particular network before they could import an out-of-market station deemed to be significantly viewed in a given county or community. At this time, we are monitoring developments in this area but cannot determine whether this new legislation will result in significant changes to the satellite distribution scheme or whether or how any of the other changes in STELA will impact our broadcast business.

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

        The FCC is also charged with enforcing restrictions or prohibitions on the broadcast of obscene and indecent programs. In 2007, Congress increased the maximum monetary penalty for carriage of indecent programming tenfold to $325,000 per station per violation with a cap of $3 million for any "single act," and put the licenses of repeat offenders in jeopardy. At approximately the same time, the FCC increased its broadcast indecency enforcement activity and issued large fines against radio and television stations found to have carried indecent programming (even if originated by a third-party program supplier, such as a network). In 2010, the U.S. Court of Appeals for the Second Circuit found that the FCC's enforcement policy for broadcast indecency was unconstitutionally vague. The FCC successfully petitioned the United States Supreme Court to grant certiorari, and, on June 21, 2012, the Supreme Court set aside the specific FCC decisions at issue, finding that a lack of notice of a change to the FCC's enforcement of its broadcast indecency rules violated the broadcasters' due process rights. The Supreme Court did not reach the broadcasters' First Amendment challenge of the FCC's broadcast indecency regime, and so we are unable to predict the extent to which future enforcement of the FCC's broadcast indecency rules may have a material adverse effect on our ability to provide competitive programming.

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

Employees

        As of December 31, 2012, we employed 2,558 full time employees, 331 of which were represented by labor unions. We believe that our relations with our employees are satisfactory.

Available Information

        We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission ("SEC") under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including our filings, which we file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

  •
  the activities of our competitors.

        Our programming may not attract sufficient targeted viewership or we may not achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenues to decline. We, and those on whom we rely for programming, may not be able to anticipate and react effectively to shifts in viewer tastes and interests of our local markets. In addition, political advertising revenue from elections and advertising revenues from Olympic Games, which generally occur in even-numbered years, create large fluctuations in our operating results on a year-to-year basis. For example, during 2012, we had net political advertising revenues of $76.5 million, compared to $8.1 million in the prior year.

We depend on automotive advertising to a significant degree.

        Approximately 26%, 24% and 23% of our local and national advertising revenues for the years ended December 31, 2012, 2011, and 2010, respectively, consisted of automotive advertising. A significant decrease in these revenues in the future could have a material adverse effect on our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations and affect the value of our common stock.

The Merger may not be completed, which would significantly increase our federal and state income tax liabilities in 2013 and may harm the market price of our class A common stock.

        Although our board of directors has approved the Merger and has approved and adopted the Merger Agreement, which effects the Merger, the completion of the Merger is subject to a number of conditions, and there is no assurance that all of the conditions to closing will be met and that the Merger will be completed. In addition, we reserve the right to cancel or defer the Merger even if our stockholders vote to approve the Merger and the other conditions to the completion of the Merger are satisfied or waived.

        While we currently expect the Merger to take place as soon as practicable after adoption of the Merger Agreement at the special meeting of our stockholders, our board of directors may defer the Merger for a significant time after the meeting or may abandon the Merger because of, among other reasons, an increase in the estimated cost of the Merger, including U.S. tax costs or other costs, changes in existing or proposed tax legislation, an increase in the trading price of our class A common stock above approximately $20 per share (at which point LIN TV will no longer recognize a capital loss as a result of the Merger) (see "We may not realize the anticipated benefits of the Merger because. . ." below in this section) or a determination by our board of directors that the Merger would not be in the best interests of our stockholders.

        While we will continue our operations if the Merger is not completed for any reason, our operations may be harmed in a number of ways, including the following:

  •
  At the time of LIN Texas's acquisition of its 20.38% interest in SVH in 1998, we recorded a deferred tax liability on capital gains related to our equity interests in SVH that became a current tax payable upon the sale of such interests. Because the Merger is expected to have the effect of allowing us to use the capital loss in LIN TV's equity in LIN Television to, in whole or in part, offset such deferred tax liability, if the sale of LIN Texas's interest in SVH is completed without promptly completing the Merger it would cause a short-term deferred tax liability of approximately $163 million to become payable beginning in 2013. If necessary, we would seek to fund any such current federal and state tax liabilities and any interest and penalties for late payment of taxes, through cash generated from operations, amounts available under our revolving credit facility, and additional borrowings. However, there can be no assurance that additional borrowings will be available on acceptable terms or at all. Should additional borrowings be unavailable, we would defer payment of this tax liability into 2014 and incur late payment interest and penalties, and we believe that there are cost and capital expenditure reduction initiatives we could take in 2013 and 2014 that, based on our current forecast of operating results, would allow us to generate sufficient cash flows to fund our operations, the tax liabilities associated with the JV Sale Transaction, and related interest and penalties, and to maintain compliance with the financial covenants under our debt obligations into 2014. However, there can be no assurance that we will be successful in reducing our expenditures and generating sufficient cash from operations to fund the obligation in 2014.

  •
  The market price of our class A common stock may decline to the extent that the current market price of such stock reflects a market assumption that the Merger will be completed.

  •
  An adverse reaction from investors and potential investors to, among other things, the Merger may reduce future debt or equity financing opportunities for us and our subsidiaries.

  •
  Costs related to the Merger, including legal and accounting fees, must be paid even if the Merger is not completed.

We may not realize the anticipated benefits of the Merger because of, among other reasons, changes in tax laws or an increase in the trading price of LIN TV class A common stock prior to the effective time of the Merger.

        Many factors could affect the outcome of the Merger, and some or all of the anticipated benefits of the Merger may not occur. The consequence of LIN TV's conversion of its form of organization from a corporation into a limited liability company structure in connection with the Merger will have the effect of classifying it as a partnership for federal income tax purposes. Such partnership classification will be treated as a liquidation of LIN TV for federal income tax purposes with the result that LIN TV will recognize gain or loss, as applicable, in its 100% equity interest in LIN Television (its sole asset at the time of the Merger).

        Each LIN TV stockholder should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The present U.S. federal income tax treatment of an investment in LIN LLC common shares may be modified by administrative, legislative or judicial interpretation at any time, possibly on a retroactive basis and changes to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible for us to realize all or any of the anticipated benefits of the Merger.

        Further, we will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to holders in a manner that reflects such holder's beneficial ownership of partnership items, taking into account variation in ownership interests during each taxable year because of trading activity. However, it is possible that our assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS may assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Internal Revenue Code and/or Treasury regulations and could require that items of income, gain, loss, deductions or credit, including interest deductions, be adjusted, reallocated or disallowed in a manner that adversely affects stockholders.

        In addition, the amount of tax loss that LIN TV will be able to recognize as a result of the Merger is dependent on the value of its assets at the time of the Merger (i.e., its 100% equity interest in LIN Television), which value directly correlates to the trading price of shares of LIN TV class A common stock. As the trading price of LIN TV class A common stock increases, the amount of tax loss that LIN TV will be able to recognize in its ownership of the equity in LIN Television upon consummation of the Merger decreases and, if such trading price increases above a certain amount, LIN TV would not have sufficient losses available from the Merger to offset the entire capital gain recognized in the JV Sale Transaction. In that event, LIN TV would be required to use cash on hand and/or some (or all) of its existing $273 million net operating losses to offset all or a substantial portion of any such remaining capital gain.

        For example, if the trading price of LIN TV class A common stock is at or below approximately $10.75 per share at the time of the Merger, then, upon completion of the Merger, LIN TV expects to recognize a sufficient amount of capital loss to offset all of the capital gain recognized in the JV Sale Transaction. However, we have estimated that if the trading price of LIN TV class A common stock exceeds approximately $12.20 per share, we will be subject to cash tax liabilities in excess of our available NOL carryforwards. In addition, it is possible that, if the trading price of LIN TV class A common stock significantly increases to a price greater than approximately $20 per share, LIN TV would not be able to recognize any tax losses as a result of the Merger to use to offset against the capital gain recognized in the JV Sale Transaction. Furthermore, at the time of the Merger, if LIN TV class A common stock is trading at a price greater than approximately $20 per share, it is probable that LIN TV's board of directors would not consummate the Merger because LIN TV would not be able to recognize a tax loss and, as a result, LIN TV would be required to use all of its existing net operating losses and pay any resulting tax liabilities from the JV Sale Transaction with cash on hand and available borrowings (which may be insufficient).

The current market price of LIN TV class A common stock may not be indicative of the market price of LIN LLC class A common shares following the Merger.

        The current price for the LIN TV class A common stock may not be indicative of how the market will value the LIN LLC class A common shares following the Merger because of the change in our legal structure. The LIN TV class A common stock current stock price does not necessarily take into account the effects or changes that will result from the completion of the Merger, and the share price of the LIN LLC class A common shares after the Merger could be lower than the current stock price of the LIN TV class A common stock.

Our board of directors may choose to defer or abandon the Merger at any time.

        Completion of the Merger may be deferred or abandoned by action of our board of directors at any time, including after LIN TV stockholder approval at the special meeting. While we currently expect the Merger to take place promptly after the proposal to adopt the Merger Agreement is approved at the special meeting, our board of directors may defer completion before or after the special meeting or may abandon the Merger at any time, including after stockholder approval, because of, among other reasons, our failure to receive tax opinions from its advisors in form and substance acceptable to us, our determination that the LIN LLC class A common shares will not be eligible for inclusion for trading on the NYSE, our determination that the IRS does not agree with our views on certain tax matters, our determination that the Merger and the other reorganization transactions would involve tax or other risks that outweigh their benefits, our determination that the level of expected benefits associated with the Merger would otherwise be reduced, changes in U.S. tax laws, rates, treaties or regulations that would adversely affect our ability to achieve the expected benefits of the Merger, an unexpected increase in the cost to complete the Merger or any other determination by our board of directors that the Merger would not be in the best interests of LIN TV or its stockholders or that the Merger would have material adverse consequences to LIN TV or its stockholders.

Substantial sales of the LIN TV class A common stock prior to, or substantial sales of LIN LLC class A common shares following, the Merger could occur, which, in each case, could cause our share price to decline.

        The LIN LLC class A common shares received in the Merger generally may be sold in the public markets immediately following the Merger. Some LIN TV stockholders may sell their LIN TV class A common stock shortly before, or some LIN LLC shareholders may sell their LIN LLC class A common shares after the Merger, for any number of reasons. In particular, certain of LIN TV's stockholders may be subject to investment guidelines that require that a specified percentage of their portfolio be investments that are not taxed as a partnership for U.S. federal income tax purposes or may simply not wish to hold LIN LLC class A common shares. In addition, holders of LIN LLC class A common shares may sell their shares because of the amount of taxable income they may otherwise recognize as a result of the Merger. The sale of a significant amount of LIN TV class A common stock, or the perception in the market that this will occur, may lower the market price of shares of LIN TV class A common stock.

We expect to incur transaction costs in connection with the completion of the Merger, some of which will be incurred whether or not the Merger is completed.

        We incurred in 2012 and we expect to continue to incur in 2013 a total of approximately $5 to $7 million in transaction costs in connection with the Merger and the JV Sale Transaction, including, among others, financial and tax advisory fees and expenses, legal fees, printing and mailing costs associated with the preparation of a proxy statement/prospectus. The majority of these costs will be incurred regardless of whether the Merger is completed and prior to our stockholders' vote at the special meeting. Further, the Merger and the other transactions described in this report may also result in certain indirect costs by diverting the attention of our management and employees from our business and by increasing our administrative costs and expenses.

Although as a result of the JV Sale Transaction none of LIN TV or any of its direct or indirect subsidiaries has any further obligations (funding or otherwise) under the GECC Note, the GECC Guarantee or related to SVH, the Transaction Agreement contains certain ongoing indemnification obligations of each party that could result in future liabilities to us.

        Each of LIN TV, LIN Television and LIN Texas made customary representations, warranties and covenants in the JV Sale Transaction Agreement for the benefit of the other parties to the agreement, including, among others, representations and warranties with respect to the ownership of the interest in SVH, the power and authority to enter into the JV Sale Transaction Agreement and any consents that may have been necessary to complete the transactions contemplated thereby.

        The JV Sale Transaction Agreement also contains certain ongoing indemnification obligations of each party (including LIN TV, LIN Television and LIN Texas) to the other parties relating to the representations, warranties and covenants of each party and if we (or LIN Television or LIN Texas) are found to be in breach of any applicable representations, warranties and covenants it could result in future liabilities to us in favor of the other parties.

We have a substantial amount of debt, which could adversely affect our financial condition, liquidity and results of operations, reduce our operating flexibility and put us at greater risk for default and acceleration of our debt.

        As of December 31, 2012, we had approximately $843.9 million of consolidated net debt, which is equal to the difference between total debt and the sum of unrestricted and restricted cash, and $91.6 million of total LIN TV stockholders' deficit. In addition, in connection with the JV Sale Transaction, we borrowed $25 million under our revolving credit facility and entered into a new $60 million incremental term facility under our existing senior secured credit facility in January and February 2013, respectively. The outstanding revolving credit loans and term loans under our senior secured credit facility which were $5 million and $125 million, respectively, as of March 15, 2013, and are due October 26 2017 and the outstanding incremental term loans under our senior secured credit facility were $317.4 million as of March 15, 2013 and are due on December 21, 2018. The outstanding Senior Notes (as defined below), which were $200 million and $290 million as of March 15, 2013 are due on April 15, 2018 and January 15, 2021, respectively. Subject to the limitations in our senior secured credit facility and the indentures governing our Senior Notes, we may incur additional material indebtedness in the future, and we may become more leveraged. Accordingly, we now have and will continue to have significant debt service obligations. Our large amount of indebtedness could, for example:

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

        Our debt instruments require us to comply with financial covenants, including, among others, leverage ratios. These covenants restrict the manner in which we conduct our business and may impact our operating results. Weak results of operations due to reduced advertising revenues may make it harder for us to comply with such covenants. Our failure to comply with these covenants could result in events of default, which, if not cured or waived, would permit acceleration of our indebtedness under our debt agreements or under other instruments that contain cross-acceleration or cross-default provisions.

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

        The outstanding revolving credit loans and term loans under our secured credit facility are due October 26, 2017 and the outstanding incremental term loans under our senior secured credit facility are due December 21, 2018. Our outstanding Senior Notes are due on April 15, 2018 and January 15, 2021, respectively. If we do not refinance, redeem or discharge our Senior Notes on or prior to January 15, 2018, then, in such event, the maturity of the incremental term loan facility will be accelerated from December 21, 2018 to January 15, 2018. While we expect to refinance, redeem, or discharge all of the outstanding Senior Notes prior to January 15, 2018, we can provide no assurances that this will occur. Our inability to refinance our Senior Notes prior to January 15, 2018, and the resulting acceleration of the incremental term loans would have a material adverse effect on our business, liquidity and results of operations.

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

        Future impairment charges could have a significant adverse effect on our reported results of operations. Approximately $725.7 million, or 58.5%, of our total assets as of December 31, 2012 consisted of indefinite-lived intangible assets. Intangible assets principally include broadcast licenses and goodwill, which are required to be tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or the intangible asset over its fair value. In addition, goodwill and other intangible assets will be tested more often for impairment as circumstances warrant.

        During the year ended December 31, 2011, we recorded a $1.6 million impairment charge to a broadcast license recorded within discontinued operations.

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

        HMC and its affiliates own one share of our class C common stock, which represents 35% of our outstanding voting power, and also have the ability to convert shares of our non-voting class B common stock into class A common stock, which may be subject to FCC approval. Upon the conversion of the majority of the non-voting class B common stock into class A common stock, the class C common stock will automatically convert into an equal number of shares of class A common stock. If this occurs, affiliates of HMC would own approximately 43.1% of our voting equity interests and will effectively have the ability to elect the entire board of directors and to approve or disapprove any corporate transaction or other matters submitted to our stockholders for approval, including the approval of mergers or other significant corporate transactions. The interests of HMC and its affiliates may differ from the interests of our other stockholders and HMC and its affiliates could take actions or make decisions that are not in the best interests of our other stockholders.

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

The loss of network affiliation agreements or changes in network affiliations could have a material and adverse effect on our results of operations.

        The non-renewal or termination of a network affiliation agreement or a change in network affiliations could have a material adverse effect on us. Each of the networks generally provides our affiliated stations with up to 22 hours of prime time programming per week. In return, our stations broadcast network-inserted commercials during that programming. In some cases, we make cash payments to certain networks.

        Some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances, including as a result of a change of control of our Company, which would generally result upon the acquisition of shares having 50% or more of our voting power. In the event that affiliates of HMC elect to convert our class B common stock shares held by them into shares of either class A common stock or class C common stock, such conversion may result in a change of control of our Company causing an early termination of some or all of our network affiliation agreements. The majority of the networks with which our stations are affiliated have required us, upon renewal of affiliation agreements, to make cash payments to the network and to accept other material modifications of existing affiliation agreements. Consequently, our affiliation agreements may not all remain in place and each network may not continue to provide programming to us on the same basis as it currently provides programming. If any of our stations cease to maintain affiliation agreements with networks for any reason, we would need to find alternative sources of programming, which may be less attractive and more expensive.

        A change in network affiliation in a given television market may have many short-term and long-term consequences, depending upon the circumstances surrounding the change. Potential short-term consequences include: (i) increased marketing costs and increased internal operating costs, which can vary widely depending on the amount of marketing required to educate the audience regarding the change and to maintain the station's viewing audience; (ii) short term loss of market share or slower market growth due to advertiser uncertainty about the switch; (iii) costs of building a new or larger news operation; (iv) other increases in station programming costs, if necessary; and (v) the cost of equipment needed to conform the station's programming, equipment and logos to the new network affiliation. Long-term consequences are more difficult to assess, due to the cyclical nature of each of the major network's share of the audience that changes from year-to-year with programs coming to the end of their production cycle, and the audience acceptance of new programs in the future and the fact that national network audience ratings are not necessarily indicative of how a network's programming is accepted in an individual market. How well a particular network fares in an affiliation switch depends largely on the value of the broadcast license, which is influenced by the length of time the television station has been broadcasting, the quality and location of the license, the audience acceptance of the local news programming and community involvement of the local television station and the quality of the station non-network programming. In addition, the majority of the revenue earned by television stations is attributable to locally produced news and syndicated programming, rather than advertising sales related to network programming. The circumstances that may surround a network affiliation switch cause uncertainty as to the actual costs that will be incurred by us and, if these costs are significant, the switch could have a material adverse impact on the income we derive from the affected station.

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

Risks Related to Our Industry

The FCC's Spectrum Incentive Auctions proceeding could result in the reallocation of broadcast spectrum for wireless broadband use, which could materially impair our ability to provide competitive services.

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

        On November 30, 2010, the FCC initiated a rulemaking proceeding to consider proposals to, among other things, implement rule changes that could facilitate channel sharing by television stations and shared use of current television broadcast spectrum by wireless broadband providers. In that proceeding, the FCC also sought comment on ways to improve VHF spectrum band television operations (VHF stations have experienced reception difficulties following the DTV transition), to encourage stations on UHF channels to move to VHF channels. On April 27, 2012, the FCC adopted rules establishing a framework for multiple full-service and Class A television stations operating within the same market to share a single 6 MHz television channel while retaining distinct station licenses and MVPD carriage rights. Under the FCC's new rules, only those stations participating in the future incentive auction will be eligible to enter into channel sharing arrangements of this type. Because the FCC has not yet implemented rules for the incentive auction, stations are not yet able to enter into channel sharing arrangements of this type. Accordingly, we cannot predict the impact that channel sharing among television stations will have on either the industry or our operations. This proceeding remains pending with respect to proposals to improve VHF band television operations and to enable shared use of television band spectrum with wireless broadband providers; we cannot predict its outcome or its impact on the industry or our operations.

        On February 17, 2012, Congress adopted legislation authorizing the FCC to direct a portion of auction proceeds to commercial users, including broadcasters, that voluntarily surrender some or all of their allotted spectrum for auction. The legislation, which the President subsequently signed into law, includes safeguards for broadcasters. In particular, the legislation requires the FCC to make all reasonable efforts to ensure that stations retain their existing coverage areas, prevents the FCC from forcing a broadcaster to move from a UHF to a VHF channel, and establishes a fund to reimburse broadcasters for reasonable relocation expenses arising from repacking the television bands. On October 2, 2012, the FCC released a Notice of Proposed Rule Making to implement the incentive auction statute. That proceeding remains pending. If the FCC requires some or all of our television stations to make involuntary changes to their operations, such as through frequency changes, reductions of service areas, and/or reductions of interference protection, our stations could suffer material adverse effects, including, but not limited to, substantial conversion costs, and reduction or loss of over-the-air signal coverage. We cannot predict the outcome of any FCC proceedings, including but not limited to the procedures for, or timing of, voluntary auctions and/or involuntary spectrum repacking.

We may be unable to successfully negotiate future retransmission consent agreements and these negotiations may be further hindered by the interests of networks with whom we are affiliated or by statutory or regulatory developments.

        We may be unable to successfully renegotiate retransmission consent agreements with MVPDs when the current terms of these agreements expire. In addition, our affiliation agreements with some broadcast networks include certain terms that may affect our ability to permit MVPDs to retransmit our stations' signals containing network programming, and in some cases, we may lose the right to grant retransmission consent to such providers. If the broadcast networks withhold their consent to the retransmission of those portions of our stations' signals containing network programming we may be unable to successfully complete negotiations for new retransmission consent agreements. A majority of the networks require us to pay them compensation in exchange for permitting redistribution of network programming by MVPDs. Escalating payments to networks in connection with signal retransmission may adversely affect our operating results. If we lose the right to grant retransmission consent, we may be unable to satisfy certain obligations under our existing retransmission consent agreements with MVPDs and there could be a material adverse effect on our results of operations.

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

        The FCC regulates our business, just as it does all other companies in the broadcasting industry. We must ask the FCC's approval whenever we need a new license, seek to renew, assign or modify a license, purchase a new station, sell an existing station or transfer the control of one of our subsidiaries that holds a license. Our FCC licenses, those of the stations that we service via sharing arrangements are critical to our operations; we cannot operate without them. We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions in a timely manner, if at all. If licenses are not renewed or acquisitions approved, we may lose revenue that we otherwise could have earned.

        In addition, Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters (including retransmission consent, spectrum allocation, media ownership and technological changes) that could, directly or indirectly, materially and adversely affect the operation and ownership of our broadcast properties. (See Item 1. Business—"Federal Regulation of Television Broadcasting").

Changes in FCC ownership rules through FCC action, judicial review or federal legislation may limit our ability to continue providing services to stations under sharing arrangements (such as LMAs, JSAs, SSAs and other similar agreements) may prevent us from obtaining ownership of the stations we currently provide services to under sharing arrangements, may require us to amend or terminate certain agreements and/or may preclude us from obtaining the full economic value of one or more of our duopoly, or two-station operations upon a sale, merger or other similar transaction transferring ownership of such station or stations.

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

        Should the television duopoly rule be relaxed, we may be able to acquire the ownership of one or more of the stations in Austin, TX, Dayton, OH, Providence, RI, Albuquerque, NM, Savannah, GA, Topeka, KS and Youngstown, OH for which we currently provide programming, sales and/or other related services under sharing arrangements, as the case may be, and for which we have purchase option agreements to purchase these stations.

        Should we be unable to acquire the ownership of the stations currently serviced by LMAs, there is no assurance that the grandfathering of our LMAs will be permitted beyond conclusion of the FCC's current review of the ownership rules.

        Should the FCC conclude, as part of its current review of its ownership rules, that SSAs, JSAs, and similar arrangements should be attributable for purposes of the media ownership rules, there is no assurance that the FCC would grandfather the non-attributable status of our existing agreements, and, as a result, we may be required to terminate these agreements.

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

        The following table sets forth the high and low sales prices for our class A common stock for the periods indicated, as reported by the NYSE:

	High	Low
2012
1st Quarter	$5.00	$3.88
2nd Quarter	4.15	2.64
3rd Quarter	4.54	2.94
4th Quarter	7.80	4.35
2011
1st Quarter	$6.19	$4.37
2nd Quarter	6.50	4.22
3rd Quarter	4.92	2.18
4th Quarter	4.23	1.90

        We have never declared or paid any cash dividends on our class A common stock and the terms of our indebtedness limit the payment of such dividends.

        As of December 31, 2012, there were approximately 39 stockholders of record of our class A common stock, 13 stockholders of record of our class B common stock and two stockholders of record of our class C common stock.

        The common stock of our wholly-owned subsidiary, LIN Television, all of which is held directly by us, has not been registered under the Exchange Act and is not listed on any national securities exchange.

Issuers Purchase of Equity Securities

        On November 14, 2012, we publicly announced that our Board of Directors extended our authorization to repurchase up to $25 million of our class A common stock in the open market, in privately negotiated transactions or pursuant to Rule 10b5-1 plan. This authorization expired on the earlier of the completion of all purchases contemplated by the plan or November 14, 2013; however, on February 12, 2013, as a result of entering into the Merger Agreement, we terminated the stock repurchase program. Prior to termination, we repurchased zero and 3,309,841 shares of our class A common stock at a cost of $0 and $11.4 million during the quarter and year ended December 31, 2012.

Comparative stock performance graph

        The following graph compares the cumulative total return performance of our class A common stock for the five years ended December 31, 2012 versus the performance of: (i) the NYSE Composite Index; and (ii) a peer index consisting of the following broadcast television companies: Gray Communications Systems, Inc.; Sinclair Broadcasting Group, Inc.; Belo Corporation; and Nexstar Broadcasting Group, Inc. (the "Television Index"). The graph assumes the investment of $100 in our class A common stock and in each of the indices on December 31, 2007. The performance shown is not necessarily indicative of future performance.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
LIN TV Corp. (TVL)	$100.00	$8.96	$36.65	$43.55	$34.76	$61.87
NYSE Composite Index	$100.00	$59.11	$73.77	$81.77	$76.77	$86.69
Television Index	$100.00	$23.20	$51.26	$74.94	$99.54	$129.22

Item 6.    Selected Financial Data

        Set forth below is our selected consolidated financial data for each of the five years in the period ended December 31, 2012. The selected financial data as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 is derived from audited consolidated financial statements that appear elsewhere in this report. The selected financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and the notes thereto. All financial information shown reflect the operations of WWHO-TV in Columbus, OH, WUPW-TV in Toledo, OH, the Banks Broadcasting joint venture and the Puerto Rico stations as discontinued for all periods presented. The sale of WWHO-TV was completed on February 16, 2012 and the sale of WUPW-TV was completed on April 21, 2012. The Banks Broadcasting joint venture station was sold in 2009. Prior year amounts have been reclassified to conform to current year presentation.

        The selected consolidated financial data of LIN Television is identical to LIN TV with the exception of basic and diluted loss per common share, which is not presented for LIN Television.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues(1)	$553,462	$400,003	$408,190	$327,842	$384,787
Impairment of goodwill, broadcast licenses
and broadcast equipment	—	—	—	39,487	1,013,163
Operating income (loss)	171,061	89,104	111,839	22,294	(936,959)
Loss (gain) on extinguishment of debt	3,341	1,694	2,749	(50,149)	(8,822)
(Loss) income from continuing operations(2)	(17,972)	49,701	36,181	9,704	(822,122)
(Loss) income from discontinued operations, net of tax	(1,018)	(920)	317	(591)	(12,649)
Gain from the sale of discontinued operations, net of tax	11,389	—	—	—	—
Net (loss) income	(7,601)	48,781	36,498	9,113	(834,771)
Net (loss) income attributable to noncontrolling interests	(556)	204	—	—	—
Net (loss) income attributable to LIN TV Corp.	(7,045)	48,577	36,498	9,113	(834,771)
Basic (loss) income per common share attributable to LIN TV Corp.:
(Loss) income from continuing operations attributable to LIN TV Corp.	(0.32)	0.89	0.67	0.19	(16.16)
(Loss) income from discontinued operations, net of tax	(0.02)	(0.02)	0.01	(0.01)	(0.25)
Gain from sale of discontinued operations, net of tax	0.21	—	—	—	—

Net (loss) income attributable to LIN TV Corp.	$(0.13)	$0.87	$0.68	$0.18	$(16.41)

Weighted-average basic shares outstanding	54,130	55,768	53,978	51,464	50,865
Diluted (loss) income per common share attributable to LIN TV Corp.:
(Loss) income from continuing operations attributable to LIN TV Corp.	$(0.32)	$0.87	$0.65	$0.19	$(16.16)
(Loss) income from discontinued operations, net of tax	(0.02)	(0.02)	0.01	(0.01)	(0.25)
Gain from the sale of discontinued operations, net of tax	0.21	—	—	—	—

Net (loss) income attributable to LIN TV Corp.	$(0.13)	$0.85	$0.66	$0.18	$(16.41)

Weighted-average diluted shares outstanding	54,130	57,079	55,489	51,499	50,865
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$46,307	$18,057	$11,648	$11,105	$20,106
Restricted cash	—	255,159	—	2,000	—
Broadcast licenses, intangible assets, net and goodwill	785,339	522,150	504,512	506,061	536,803
Total assets	1,241,414	1,081,944	790,469	790,503	852,594
Total debt	890,227	868,717	623,260	682,954	743,353
Consolidated net debt(3)	843,920	595,501	611,612	671,849	723,247
Total LIN TV Corp. stockholders' (deficit) equity	(91,564)	(84,632)	(131,432)	(173,561)	(193,688)
Other Data:
Distributions from equity investments	$—	$—	$—	$—	$2,649
Program payments	$24,258	$24,622	$25,066	$23,081	$24,913

(1)
Net revenues for the year ended December 31, 2012 include approximately $41 million of revenues attributable to net revenues earned by stations acquired during the fourth quarter of 2012.

(2)
Net loss during the year ended December 31, 2012 includes the financial impact of the JV Sale Transaction; specifically, (i) a $94 million charge associated with the $100 million capital contribution and (ii) the reversal of a $6 million shortfall loan obligation to the joint venture.

(3)
Consolidated net debt is a non-GAAP financial measure, and is equal to total debt less cash and cash equivalents. Solely for the purpose of computing consolidated net debt as of December 31, 2011, our senior secured credit facility permits restricted cash to be offset against total debt. Beginning in 2012, for the purpose of our debt covenant calculations, our senior credit facility permits a maximum of $45 million to be offset against total debt in arriving at consolidated net debt. For purposes of the consolidated balance sheet data above, we have subtracted the total balance of our cash and cash equivalents as of December 31, 2012 in arriving at consolidated net debt. Consolidated net debt provides investors with useful information about our financial position, and is one of the financial measures used to evaluate compliance with our debt covenants.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        We own, operate or service 43 television stations and seven digital channels in 23 U.S. markets, with multiple network affiliates in 18 markets, along with a diverse portfolio of web sites, apps and mobile products. Our operating revenues are primarily derived from the sale of advertising time to local, national and political advertisers. Less significant revenues are generated from our television station web sites, retransmission consent fees, interactive revenues and other revenues. We recorded net (loss) income of ($7.6) million, $48.8 million and $36.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

        Our operating highlights for 2012 include the following:

  •
  Net revenues increased $153.5 million, or 38%, compared to 2011, primarily as a result of a $68.3 million increase in net political advertising sales as well as an increase of $61 million, or 24%, in local revenues, which include net local advertising sales, retransmission consent fees and television station web site revenues. Also contributing to the increase in net revenues was an increase in interactive revenues, which include revenues from LIN Digital and Nami Media of $13.9 million, or 51%, and an increase in net national revenues of $11.6 million, or 12%. Television stations acquired during the fourth quarter of 2012 accounted for approximately $41 million of our net revenues for the year ended December 31, 2012.

  •
  On February 12, 2013, we entered into and closed the JV Sale Transaction whereby in exchange for LIN Television causing a $100 million capital contribution to SVH (which was used to prepay a portion of the GECC Note), LIN Texas sold its interest in SVH, a joint venture with NBC, and LIN TV was released from the GECC Guarantee and any further obligations related to the shortfall funding agreements. The $100 million capital contribution was financed by a combination of cash on hand, borrowings under LIN Television's revolving credit facility, and a new $60 million incremental term facility under LIN Television's existing senior secured credit facility. The JV Sale Transaction resulted in a $100 million charge recognized in the fourth quarter of 2012 to accrue for our obligations related to the JV Sale Transaction, and the recognition of taxable gains from the JV Sale Transaction resulting in a $163 million short-term deferred federal and state tax liability. Also on February 12, 2013, we announced that we entered into an Agreement and Plan of Merger with LIN LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of LIN TV. For further information, see Item 1. "Business—Joint Venture Sale Transaction," Note 1—"Basis of Presentation and Summary of Significant Accounting Policies," and Note 15—"Commitments and Contingencies" to our consolidated financial statements.

  •
  On October 12, 2012, we completed the acquisition of television stations in eight markets that were previously owned by affiliates of New Vision for $334.9 million, subject to certain post-closing adjustments, and including the assumption of $14.3 million of finance lease obligations. New Vision television stations accounted for approximately $40.0 million of our net revenues as of December 31, 2012. Additionally, on October 12, 2012, Vaughan, a third-party licensee, completed its acquisition of separately owned television stations in three markets for $4.6 million from PBC. We provide certain services to the television stations acquired by Vaughan pursuant to shared services and joint sales arrangements with Vaughan.

  •
  On December 10, 2012, we acquired certain assets of KWBQ-TV, in Santa Fe, New Mexico, KRWB-TV, in Roswell, New Mexico, and KASY-TV, Albuquerque, New Mexico from ACME for approximately $17.3 million, and KASY-TV Licensee, LLC ("KASY"), a third-party licensee, acquired the remaining assets of these television stations for $1.7 million. We provide certain services to the television stations acquired by KASY pursuant to a shared services agreement with KASY.

  •
  On February 16, 2012, we completed the sale of substantially all of the assets of WWHO-TV in Columbus, OH to Manhan Media, Inc. On April 21, 2012, we completed the sale of substantially all of the assets of WUPW-TV in Toledo, OH to WUPW, LLC. For further information see Note 3—"Discontinued Operations" to our consolidated financial statements.

  •
  On January 20, 2012, we completed the redemption of $251 million, net of a discount of $1.2 million, of our 6 1/2% Senior Subordinated Notes and our 6 1/2% Senior Subordinated Notes—Class B ("6 1/2% Senior Subordinated Notes"), and as of that date, there were no 6 1/2% Senior Subordinated Notes outstanding. We used proceeds from an incremental term loan under our senior secured credit facility and cash on hand to fund the aggregate redemption price.

  •
  On October 12, 2012, we completed the issuance and sale of $290 million in aggregate principal amount of our 6 3/8% Senior Notes due 2021 (the "6 3/8% Senior Notes"). The net proceeds of the 6 3/8% Senior Notes were used to fund a portion of the purchase price for the acquisition of television stations from New Vision as further described above. Additionally, on October 12, 2012, Vaughan entered into a five-year term loan with an unrelated third party in a principal amount of approximately $4.6 million to fund the purchase price for the television stations from PBC that were acquired by Vaughan. We fully and unconditionally guarantee this loan. For further information see Note 7—"Long-term debt" to our consolidated financial statements.

  •
  On December 24, 2012, we entered into an amendment to our Credit Agreement, which (1) replaced our $257.4 million tranche B term loan maturing in December 2018 with a new tranche B term loan of the same maturity which bears interest at a reduced rate, at our option, equal to an adjusted LIBOR rate plus 3.00%, or an adjusted Base Rate plus 2.00%, (2) made certain other changes to the Credit Agreement, including changes to the financial covenants therein that are favorable to us and our affiliates, and (3) extended the maturity for a $60 million tranche of our revolving credit facility to October 2017.

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

Valuation of long-lived assets and intangible assets

        Approximately $725.7 million, or 58.4%, of our total assets as of December 31, 2012 consisted of indefinite-lived intangible assets. Intangible assets principally include broadcast licenses and goodwill. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

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

        We test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. Our reporting units are comprised of the markets in which our TV stations operate, LIN Digital and Nami Media. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the reporting unit and prevailing rates in the markets for broadcasters. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing a hypothetical purchase price allocation, using the reporting unit's fair value (as determined in the first step described above) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recognized in an amount equal to that excess, but not more than the carrying value of the goodwill. An impairment assessment could be triggered by a significant reduction, or a forecast of such reductions, in operating results or cash flows at one or more of our reporting units, a significant adverse change in the national or local advertising marketplaces in which our television stations operate, or by adverse changes to FCC ownership rules, among other factors.

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

        We based the valuation of broadcast licenses on the following average industry-based assumptions:

	December 31, 2012	December 31, 2011	December 31, 2010
Market revenue growth	0.87%	1.2%	0.9%
Operating cash flow margins	30.9%	30.6%	30.5%
Discount rate	10.5%	10.5%	10.5%
Tax rate	38.3%	38.3%	38.3%
Long-term growth rate	1.8%	1.8%	1.8%

        As of December 31, 2012, we would not incur an impairment charge if we were to decrease the market revenue growth rate by 1% and 2%, respectively. A 5% and 10% decrease in operating profit margins would result in an impairment charge of $0 million and $18.7 million, respectively. An increase of 1% and 2% in the discount rate would not result in an impairment charge.

        The valuation of goodwill is based on the following assumptions, which take into account our internal projections and industry assumptions related to market revenue growth, operating cash flows and prevailing discount rates:

	December 31, 2012	December 31, 2011	December 31, 2010
Market revenue growth	1.2%	1.8%	1.0%
Operating cash flow margins	48.2%	42.3%	39.9%
Discount rate	12.0%	12.0%	12.0%
Tax rate	38.4%	38.4%	38.4%
Long-term growth rate	1.8%	1.8%	1.9%

        As of December 31, 2012, if we were to decrease the market revenue growth by 1% and 2% of the projected growth rate, the enterprise value of our stations with goodwill would decrease by $152.9 million and $280.8 million, respectively. If we were to decrease the operating profit margins by 5% and 10% from the projected operating profit margins, the enterprise value of our stations with goodwill would decrease by $224.2 million and $447 million, respectively. If we were to increase the discount rate used in the valuation calculation by 1% and 2%, the enterprise value of our stations with goodwill would decrease by $203.2 million and $370.4 million, respectively.

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

        We contributed $7.4 million, $5.4 million and $5.4 million to our pension plan during the years ended December 31, 2012, 2011 and 2010, respectively. We anticipate contributing $5.4 million to our pension plan in 2013.

        Weighted-average assumptions used to estimate our pension benefit obligations and to determine our net periodic pension benefit cost are as follows:

	Year Ended December 31,
	2012	2011	2010
Discount rate used to estimate our pension benefit obligation	3.60% - 4.00%	3.90% - 4.20%	5.25%
Discount rate used to determine net periodic pension benefit cost	3.90% - 4.20%	5.25%	5.75%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate-of-return on plan assets	7.00%	7.00%	8.00%

        The discount rate for the year ended December 31, 2012 was determined using a custom bond modeler that develops a hypothetical portfolio of high quality corporate bonds, rated AA- and above by Standard & Poor's, that could be purchased to settle the obligations of the plan. The yield on this hypothetical portfolio represents a reasonable rate to value our plan liability. Prior to 2011, we used the Citigroup Pension Discount Curve to aid in the selection of our discount rate, which we believe reflects the weighted rate of a theoretical high quality bond portfolio consistent with the duration of the cash flows related to our pension liability.

        We considered the current levels of expected returns on a risk-free investment, the historical levels of risk premium associated with each of our pension asset classes, the expected future returns for each of our pension asset classes and then weighted each asset class based on our pension plan asset allocation to derive an expected long-term return on pension plan assets. During the year ended December 31, 2012, our actual rate of return on plan assets was 15.4%.

        As a result of the plan freeze during 2009, we have no further service cost or amortization of prior service cost related to the plan. In addition, because the plan is now frozen and participants became inactive during 2009, the net losses related to the plan included in accumulated other comprehensive income are now amortized over the average remaining life expectancy of the inactive participants instead of the average remaining service period. We expect to record a pension expense of approximately $0.3 million in 2013. For every 0.25% change in the actual return compared to the expected long-term return on pension plan assets and for every 0.25% change in the actual discount rate compared to the discount rate assumption for 2013, our 2013 pension expense would change by less than $0.1 million, respectively.

        Our investment objective is to achieve a consistent total rate-of-return that will equal or exceed our actuarial assumptions and to equal or exceed the benchmarks that we use for each of our pension plan asset classes. The following asset allocation is designed to create a diversified portfolio of pension plan assets that is consistent with our target asset allocation and risk policy:

	Target Allocation	Percentage of Plan Assets as of December 31,
Asset Category	2012	2012	2011
Equity securities	60%	55%	60%
Debt securities	40%	45%	40%

	100%	100%	100%

Recently issued accounting pronouncements

        For a discussion of new accounting standards please read Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" to our consolidated financial statements included in this report.

Results of Operations

        Set forth below are the key operating areas that contributed to our results for the years ended December 31, 2012, 2011 and 2010. Our consolidated financial statements reflect the operations of WWHO-TV, in Columbus, OH and WUPW-TV in Toledo, OH as discontinued for all periods presented. As a result, reported financial results may not be comparable to certain historical financial information.

        Our results of operations are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Local revenues	$316,471	$255,478	$237,744	$60,993	24%	$17,734	7%
National advertising sales	107,325	95,734	98,915	11,591	12%	(3,181)	(3)%
Political advertising sales	76,458	8,132	41,619	68,326	840%	(33,487)	(80)%
Interactive revenues	41,095	27,220	16,443	13,875	51%	10,777	66%
Other revenues	12,113	13,439	13,469	(1,326)	(10)%	(30)	0%

Net revenues	553,462	400,003	408,190	153,459	38%	(8,187)	(2)%
Operating expenses:
Direct operating	160,222	130,618	119,159	29,604	23%	11,459	10%
Selling, general and administrative	125,267	103,770	102,063	21,497	21%	1,707	2%
Amortization of program rights	23,048	21,406	22,719	1,642	8%	(1,313)	(6)%
Corporate	34,246	26,481	23,943	7,765	29%	2,538	11%
Depreciation	32,149	26,246	27,013	5,903	22%	(767)	(3)%
Amortization of intangible assets	6,364	1,199	1,549	5,165	431%	(350)	(23)%
Restructuring	1,009	707	3,136	302	43%	(2,429)	(77)%
Loss (gain) from asset dispositions	96	472	(3,231)	(376)	(80)%	3,703	(115)%

Total operating costs	382,401	310,899	296,351	71,502	23%	14,548	5%

Operating income	$171,061	$89,104	$111,839	$81,957	92%	$(22,735)	(20)%

Three-Year Comparison

        Net revenues consist primarily of local, national, and political advertising sales, net of sales adjustments and agency commissions. Additional revenues are generated from advertising on our television station web sites, retransmission consent fees, interactive revenues, barter revenues, network compensation, production revenues, tower rental income and station copyright royalties.

        Net revenues during the year ended December 31, 2012 increased by $153.5 million when compared with the prior year. The increase was primarily due to: (i) a $68.3 million increase in political advertising sales; (ii) a $61 million increase in local revenues; (iii) a $13.9 million increase in interactive revenues, which include revenues from LIN Digital and Nami Media primarily as a result of a growth in customer base and new product offerings; and (iv) a $11.6 million increase in national advertising sales. Net revenues for the year ending December 31, 2012 include $40.5 million that is attributable to television stations acquired during the fourth quarter of 2012.

        Historically, our revenues related to political advertising are stronger during federal election years, typically years ending in an even number. In addition to federal elections, most state and local elections also occur on the same election cycle. Consequently, political advertising sales during the years ended December 31, 2012 and 2010 were higher than political advertising sales during the year ended December 31, 2011. We expect this trend of stronger political advertising sales during election years to continue in the future.

        The automotive category, which represented 26% of our local and national advertising sales during the year ended December 31, 2012, was up 15% as compared to 2011, during which the automotive category represented 24% of our local and national advertising sales.

        Net revenues during the year ended December 31, 2011 decreased by $8.2 million when compared with the prior year. The decrease was primarily due to: (i) a $33.5 million decrease in political advertising sales; and (ii) a $3.2 million decrease in national advertising sales. These decreases were partially offset by: (i) a $17.7 million increase in local revenues; and (ii) a $10.8 million increase in digital revenues.

        The decrease in national advertising sales during 2011 was primarily due to the impact on advertising revenue of the 2011 Japan earthquake and tsunami. The increase in local revenues during 2011 was primarily due to growth in local advertising sales, growth in retransmission consent revenues, primarily as a result of contractual rate increases, and increased advertising on our television station web sites. The increase in digital revenues for the year ended December 31, 2011, compared to the same period last year was a result of growth in Internet advertising revenues primarily from increased advertising sales from LIN Digital.

        The automotive category, which represented 24% of our local and national advertising sales during the year ended December 31, 2011 was essentially flat as compared to 2010, during which the automotive category represented 23% of our local and national advertising sales.

        Direct operating expenses (excluding depreciation and amortization of intangible assets), which consist primarily of news, engineering, and programming expenses, increased $29.6 million, or 23%, for the year ended December 31, 2012, compared to the prior year. This increase is primarily the result of an increase in fees relating to network affiliation agreements, growth in employee compensation expense, and higher cost of goods sold associated with LIN Digital.

        Our direct operating expenses for the year ending December 31, 2012 includes $9.4 million that is attributable to television stations acquired during the fourth quarter of 2012.

        Direct operating expenses increased $11.5 million or 10% for the year ended December 31, 2011, compared to the prior year, primarily due to higher cost of goods sold associated with interactive revenues, and an increase in fees pursuant to network affiliation agreements.

        Selling, general and administrative expenses consist primarily of employee salaries, sales commissions, employee benefit costs, advertising, promotional expenses and research. These costs increased $21.5 million, or 21%, for the year ended December 31, 2012, compared to the prior year. The increase was primarily due to higher variable costs attributable to the growth in revenue compared to the prior year.

        Our selling, general and administrative expenses for the year ending December 31, 2012 includes $9.7 million that is attributable to television stations acquired during the fourth quarter of 2012.

        Selling, general and administrative expenses increased $1.7 million, or 2%, for the year ended December 31, 2011, compared to the prior year. The increase was primarily due to an increase in sales compensation as a result of growth in our digital revenues. Additionally, the increase was due in part to a benefit from a litigation settlement that occurred during the year ended December 31, 2010 that did not recur during 2011.

        Selling expenses as a percentage of net revenues were 6.6%, 7.4% and 7.3% for the years ended December 31, 2012, 2011 and 2010, respectively.

        Amortization of program rights represents the recognition of expense associated with syndicated programming, features and specials, and these costs increased $1.6 million, or 8%, for the year ended December 31, 2012 and decreased $1.3 million, or 6%, for the year ended December 31, 2011, compared to their respective prior years. The increase in 2012 compared to 2011 was attributable to the amortization of programming rights associated with the television stations acquired during the fourth quarter of 2012. The decrease in 2011 compared to 2010 was primarily attributable to a decrease in the cost of syndicated programming.

        Corporate expenses represent corporate executive management, accounting, legal and other costs associated with the centralized management of our stations, and these costs increased $7.8 million, or 29%, for the year ended December 31, 2012, compared to the prior year. The increase was primarily due to increases in employee compensation and acquisition related expenses compared to prior year.

        Corporate expenses increased $2.5 million, or 11%, for the year ended December 31, 2011, compared to the prior year. The increase was primarily due to increases in legal and professional fees, and stock-based compensation.

        Depreciation expense increased $5.9 million, or 22%, for the year ended December 31, 2012 and decreased $0.8 million, or 3%, for the year ended December 31, 2011, compared to their respective prior years. The increase in 2012 was primarily attributable to the property and equipment associated with our acquisitions of television stations in the fourth quarter of 2012. The decreases during 2012 and 2011 were due to assets that have been fully depreciated compared to the prior year.

        Amortization of intangible assets increased $5.2 million, or 431%, for the year ended December 31, 2012, compared to the prior year. The increase was primarily attributable to the increase in amortizable intangible assets from our television stations acquired in the fourth quarter of 2012.

        Amortization of intangible assets decreased $0.4 million, or 23%, for the year ended December 31, 2011, compared to the prior year. The decrease was due to certain intangible assets acquired in the RMM acquisition that have been fully amortized compared to the prior year.

        Impairment of goodwill and broadcast licenses related to discontinued operations in the amount of $1.6 million were recorded during the year ended December 31, 2011. For further information, see Note 6—"Intangible Assets" to our consolidated financial statements.

        Restructuring charges of $1.0 million, $0.7 million and, $3.3 million were recorded during the years ended December 31, 2012, 2011 and 2010, respectively, as a result of the consolidation of certain activities at our stations and our corporate headquarters.

        Loss from asset dispositions for the years ended December 31, 2012 and 2011 was $0.1 million and $0.5 million, respectively. These losses were primarily attributable to losses on the disposal of fixed assets.

        Gain from asset dispositions for the year ended December 31, 2010 was $3.2 million. The gain was primarily attributable to a gain on the exchange of certain equipment with Sprint Nextel of $3.7 million, which was partially offset by a loss on the disposal of fixed assets.

Other Expense

	Year Ended December 31,
	2012	2011	2010
Components of other expense:
Interest expense, net	$46,683	$50,706	$51,525
Share of loss in equity investments	98,309	4,957	169
(Gain) loss on derivative instruments	—	(1,960)	1,898
Loss on extinguishment of debt	3,341	1,694	2,749
Other expense (income), net	237	51	(728)

Total other expense, net	$148,570	$55,448	$55,613

        Interest expense, net decreased $4.0 million, or 8%, for the year ended December 31, 2012, compared to the prior year primarily as a result of the redemption of our 6 1/2% Senior Subordinated Notes during the first quarter of 2012. This decrease was partially offset by an increase in borrowings under our senior secured credit facility compared to the same period last year as well as new debt issued in connection with the acquisition of the New Vision stations.

        Interest expense, net decreased $0.8 million, or 2%, for the year ended December 31, 2011, compared to the prior year primarily due to reductions in interest expense on borrowings under our 2009 senior secured credit facility as a result of a reduction of balances outstanding under the facility during the year. This decrease was partially offset by an increase in interest expense related to our 8 3/8% Senior Notes due 2015 (the "8 3/8% Senior Notes" and together with the 6 3/8% Senior Notes, the "Senior Notes"). The following table summarizes our total interest expense, net (in thousands):

	Year Ended December 31,
	2012	2011	2010
Components of interest expense:
Senior secured credit facility	$19,651	$2,389	$5,618
8 3/8% Senior Notes	17,389	17,389	12,321
6 3/8% Senior Notes	4,401	—	—
6 1/2% Senior Subordinated Notes	595	18,002	18,655
6 1/2% Senior Subordinated Notes—Class B	306	10,505	11,015
Other interest costs	4,341	2,421	3,916

Total interest expense, net	$46,683	$50,706	$51,525

        Share of loss in equity investments increased $93.4 million as compared to the prior year primarily due to a $100 million accrual recorded in 2012 related to the capital contribution made to SVH in connection with the JV Sale Transaction and corresponding release from the GECC Guarantee. That accrual was partially offset by the reversal of accrued shortfall funding liabilities that were extinguished pursuant to the terms of the JV Sale Agreement, as further described in Item 1. "Business—Joint Venture Sale Transaction" and in Note 15—"Commitments and Contingencies" to our consolidated financial statements.

        (Gain) loss on derivative instruments was $0 million, $(2.0) million, and $1.9 million for the years ended December 31, 2012, 2011, and 2010, respectively. During 2011, and 2010, our derivative instrument consisted of an interest rate hedge agreement entered into during the second quarter of 2006 (the "2006 interest rate hedge") to hedge the variability in cash flows associated with a notional amount of the declining balances of our term loans under our 2009 senior secured credit facility. The 2006 interest rate hedge expired on November 4, 2011. Consequently, there is no impact to our statement of operations for the year ended December 31, 2012.

        The 2006 interest rate hedge effectively converted the floating rate LIBOR-based payments under this portion of the facility to fixed payments; however the hedge ceased to be highly effective during 2010 as a result of the $45.9 million repayment of principal on our terms loans, as described further in Note 8—"Derivative Financial Instruments" to our consolidated financial statements. Accordingly, the portion of the fair value recognized in accumulated other comprehensive loss, $3.6 million, was recorded as a charge to our consolidated statement of operations during the year ended December 31, 2010, and all changes in fair value have since been recorded in our consolidated statement of operations. The gain of $(2.0) million for the year ended December 31, 2011 was due to fluctuations in market interest rates. The loss of $1.9 million for the year ended December 31, 2010 was due to fluctuations in market interest rates and the $3.6 million charge from accumulated other comprehensive income.

        Loss on extinguishment of debt was $3.3 million, $1.7 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The loss on extinguishment of debt during the year ended December 31, 2012 was primarily a result of the redemption of our 6 1/2% Senior Subordinated Notes during January 2012, and the December 2012 amendment to our existing $75 million revolving credit loans. The loss on extinguishment of debt during the years ended December 31, 2011 and 2010 included a write down of deferred financing fees as a result of the payment of principal on our revolving credit facility and term loans as further described in "Description of Indebtedness". Additionally, the loss on extinguishment of debt during the year ended December 31, 2011, included a write-down of deferred financing fees and unamortized discount due to the redemption of $109.1 million of our 6 1/2% Senior Subordinated Notes, and $55.9 million of our 6 1/2% Senior Subordinated Notes—Class B as further described in "Liquidity and Capital Resources".

        Income taxes reflected a provision for (benefit from) income tax of $40.5 million, ($16.0) million and $20.0 million for the years ended December 31, 2012, 2011, and 2010, respectively. Our effective tax rate on pre-tax income was 179.9%, (47.7)% and 35.7% for the years ended December 31, 2012, 2011 and 2010, respectively.

        Our effective tax rate fluctuates from year to year. The factors that most impact our effective tax rate are changes to our valuation allowance, changes in tax laws, allocation of income to the various state jurisdictions in which we operate, and acquisition and divestiture transactions, including the JV Sale Transaction.

        Our effective tax rate for the year ended December 31, 2012 increased from 2011, primarily due to the recognition of a $28.4 million discrete income tax expense related to the recognition of a taxable gain associated with the JV Sale Transaction, as further described in Item 1. "Business—Joint Venture Sale Transaction".

        The 2011 tax benefit is primarily a result of the 2011 reversal of $35.1 million of our federal valuation allowance relating to 1999 to 2002 net operating losses, and the 2011 reversal of $1.0 million of our state valuation allowance relating to 2002 to 2010 net operating losses. These valuation allowances were reversed primarily due to our recent history of taxable income, and our projected ability to generate sufficient taxable income prior to the expiration of those net operating loss carryforwards. Upon the reversal of the federal and state valuation allowances, as of December 31, 2011, we had a remaining valuation allowance of $23.4 million placed against our deferred tax assets primarily related to state net operating loss carryforwards.

        The combined 2011 $36.1 million income tax benefit described above was offset in part by a $5.1 million discrete deferred income tax expense recognized in the second quarter of 2011, which resulted from state tax legislation enacted in Michigan in May 2011, which repealed the Michigan business tax ("MBT"), and implemented a corporate income tax instead, effective January 2012. As a result of the elimination of the MBT, certain future tax deductions that were available to be utilized beginning in 2015, and had been recognized as deferred tax assets in our financial statements, were no longer deductible. Therefore, during the year ended December 31, 2011, we recognized incremental deferred income tax expense of $5.1 million, net of federal benefit, for the reversal of these previously established deferred tax assets.

        Our effective tax rate for the year ended December 31, 2010 was positively impacted by a $1.2 million income tax benefit from the reversal of our valuation allowance.

Results of Discontinued Operations

        Our consolidated financial statements reflect the operations, assets and liabilities of WWHO-TV in Columbus, OH and WUPW-TV in Toledo, OH, as discontinued for all periods presented. The sale of WWHO-TV in Columbus, OH was completed on February 16, 2012. The sale of WUPW-TV in Toledo, OH was completed on April 21, 2012. As a result, (loss) income from discontinued operations was ($1.0) million, ($0.9) million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. For further information see Note 3—"Discontinued Operations" to our consolidated financial statements.

Liquidity and Capital Resources

        Our liquidity position depends on our ability to generate cash from operations and to utilize borrowings under our senior secured credit facility and/or obtain financing from other sources. Our ability to make use of the revolving credit facility and to access the capital markets is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of EBITDA we generate from our operations. As of December 31, 2012, we were in compliance with all financial and non-financial covenants under our senior secured credit facility. As of December 31, 2012, we had unrestricted cash and cash equivalents of $46.3 million, and a $75 million revolving credit facility, of which $75 and $70 million were available as of December 31, 2012 and as of the date of this report, respectively.

Joint Venture Sale Transaction

        On February 12, 2013, we, along with our wholly-owned subsidiaries LIN Television and LIN Texas entered into and closed the JV Transaction Agreement with Comcast Corporation, affiliates of NBCUniversal, the GE Parties and SVH, a joint venture with NBCUniversal. SVH holds a 99.75% interest in Station Venture Operations, LP ("SVO"), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture. The JV Transaction Agreement effected a series of transactions whereby (i) in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations related to any shortfall funding agreements. (ii) LIN Television transferred its right to prior unsecured shortfall fundings made to SVH and, (iii) LIN Texas sold its 20.38% equity interest in SVH for $1.00, all of which are described further in Note 4—"Investments" (collectively, the "JV Sale Transaction").

        As a result, as of December 31, 2012 we accrued for the $100 million payment to SVH to secure the release of the guarantee and accounted for the related income tax consequences. As noted in Note 18—"Subsequent Events" to our consolidated financial statements, in February 2013, we issued $60 million of new debt, and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million payment. As a result of the JV Sale Transaction, LIN TV, after utilizing all of its available Federal NOL carryforwards to offset the taxable gain recognized in such transaction, has an approximate $163 million short-term deferred federal and state tax liability remaining associated with the JV Sale Transaction as of December 31, 2012. Management's plans with regard to the $163 million tax liability are presented below.

        Concurrent with the closing of the JV Sale Transaction, we also entered into an Agreement and Plan of Merger (the "Merger Agreement") with LIN LLC to effect the Merger. The Merger, which is subject to shareholder approval (among other closing conditions), is expected to enable LIN LLC to be classified as a partnership for federal income tax purposes, and such change in classification would be treated as a liquidation of LIN TV for federal income tax purposes with the result that LIN TV would recognize a gain or loss, as applicable, in its 100% equity interest in LIN Television. As a result, LIN TV is expected to realize a capital loss between its tax basis in the stock of its subsidiary, LIN Television, and the fair market value of this stock at the closing of this transaction.

        In the event that LIN TV does not complete the Merger for any reason, or if the Merger does not generate a capital loss sufficient to offset fully the capital gain from the JV Sale Transaction, due to LIN TV's stock price at the time of the Merger, LIN TV could incur cash income taxes of up to $163 million related to the JV Sale Transaction, payable beginning in 2013. If necessary, we would seek to fund the current federal and state tax liabilities, and any interest and penalties for late payment of taxes, through cash generated from operations, amounts available under our revolving credit facility, and additional borrowings. There can be no assurance that any such funds, including additional borrowings, will be available on acceptable terms or at all. Should additional borrowings be unavailable, we may defer payment of such tax liabilities into 2014 and incur late payment interest and penalties, and we believe that there may be cost and capital expenditure reduction initiatives available in 2013 and 2014 that, based on our current forecast of operating results, would allow us to generate sufficient cash flows to fund our operations, pay the tax liability and related penalties described above in 2014, and maintain compliance with the financial covenants under our debt obligations into 2014.

        We estimate that the cash transaction costs of completing the JV Sale Transaction and the Merger will be $5 - $7 million during 2013.

        Below is a discussion of other significant sources and uses of cash and should be read in conjunction with our consolidated statements of cash flows.

Operating activities

        Cash provided by operating activities is primarily driven by our net revenues and changes in working capital as a result of the timing of collections and payments. Our total net revenues has primarily been, and will primarily be affected by, among other things, the following:

  •
  Continued growth in local and interactive revenues.  During the years ended December 31, 2012 and 2011, our local revenues, which include net local advertising sales, retransmission consent fees and revenues from our television station web sites and mobile applications, increased 24% and 7%, respectively, compared to the prior year. Additionally, during the years ended December 31, 2012 and 2011, our interactive revenues increased 51% and 66%, respectively, which are generated by LIN Digital, our online advertising and media services business, and Nami Media. We expect further growth in our local revenues and digital revenues, however, there can be no assurance that this will occur.

  •
  Cyclical fluctuations.  We experience significant fluctuations in our political advertising revenues since advertising revenues are generally higher in even-numbered years due to additional revenues associated with political advertising related to local and national elections. Political advertising revenues were $76.5 million, $8.1 million, and $41.6 million for the years ended December 31, 2012, 2011, and 2010, respectively. We also experience incremental advertising revenues associated with Olympic broadcasts during even-numbered years. We experienced a significant increase in advertising revenues during 2012, and expect a significant decrease in advertising revenues during 2013, as a result of these cyclical fluctuations.

  •
  Cash requirements related to the acquisition of RMM.  In connection with our acquisition of RMM (now LIN Digital), we entered into an incentive compensation arrangement with certain key members of management that provides payments to those employees based on a computation of EBITDA generated by LIN Digital during 2012. Based on that computation, as of December 31, 2012, we have recognized a current liability of $8.9 million related to this incentive compensation arrangement, and expect to pay that amount during the first quarter of 2013.

  •
  Employee benefit contributions.  Our employee benefit plan contributions include contributions to our pension plan and our 401(k) Plan. Volatility in the equity markets impacts the fair value of our pension plan assets and ultimately the cash funding requirements of our pension plan. We contributed $7.4 million, $5.4 million and $5.4 million to our pension plan during the years ended December 31, 2012, 2011 and 2010, respectively, and anticipate contributing $5.4 million to our pension plan during 2013. Effective January 1, 2010, we resumed contributions to our 401(k) Plan, whereby we provide a 3% non-elective contribution to all eligible employees. We contributed approximately $3.9 million, $3.6 million, and $3.5 million during the years ended December 31, 2012, 2011 and 2010, respectively, and expect to contribute approximately $5.4 million to our 401(k) Plan during 2013.

  •
  Payments related to certain restructuring activities.  We made cash payments related to certain restructuring initiatives of $2.2 million, $1.1 million and $2.4 million during the years ended December 31, 2012, 2011 and 2010, respectively. For further details on these restructuring initiatives see Note 13—"Restructuring" to our consolidated financial statements. In connection with the integration of the New Vision stations acquired during the fourth quarter of 2012, we expect to incur additional restructuring charges of approximately $2.5 - $3.5 million during 2013.

Investing activities

        Cash used in investing activities has primarily been, and will primarily be affected by, among other things, the following:

  •
  Acquisition of television stations from New Vision.  On October 12, 2012, we completed the acquisition of television stations in eight markets from New Vision for $334.9 million, subject to certain post-closing adjustments, and including the assumption of $14.3 million of finance lease obligations. Pursuant to the terms of our purchase agreement with New Vision, $33.5 million of the purchase price at closing was funded from amounts previously deposited into escrow. The remaining purchase price of $301.4 million was funded from cash on hand and the net proceeds of the issuance and sale of the 6 3/8% Senior Notes. Additionally, on October 12, 2012, Vaughan, a third-party licensee, completed its acquisition of separately owned television stations in three markets for $4.6 million from PBC. LIN Television fully and unconditionally guarantees this loan. For further information see Note 2—"Acquisitions" and Note 7—"Long-term debt" to our consolidated financial statements.

  •
  Acquisition of broadcast assets from ACME.  On December 10, 2012, we acquired certain assets of KWBQ-TV, in Santa Fe, New Mexico, KRWB-TV, in Roswell, New Mexico, and KASY-TV, in Albuquerque, New Mexico from ACME for approximately $17.3 million, and KASY, a third-party licensee, acquired the remaining assets of these television stations for $1.7 million. LIN Television provides certain services to the television stations acquired by KASY pursuant to a shared services agreement with KASY. Upon closing of the acquisition, KASY entered into a five-year term loan with an unrelated third party in a principal amount of approximately $1.7 million to fund the purchase price for the television stations from ACME. LIN Television fully and unconditionally guarantees this loan. For further information see Note 2—"Acquisitions" and Note 7—"Long-term debt" to our consolidated financial statements.

  •
  Capital expenditures.  Capital expenditures increased $8.1 million to $28.2 million, and increased $2.6 million to $20.1 million, for the years ended December 31, 2012 and 2011, respectively, compared to the prior years. We anticipate capital expenditures of approximately $31 - $35 million during the year ended December 31, 2013, which we expect to fund using cash flows from operations.

  •
  Shortfall loans to the joint venture with NBCUniversal.  During the years ended December 31, 2012 and 2011, pursuant to the shortfall funding agreements, we made shortfall loans in an aggregate principal amount of $2.3 and $2.5 million, representing our approximate 20% share in debt service shortfalls. As of December 31, 2012, as a result of the JV Sale Transaction, we have no further shortfall funding liabilities.

  •
  Sale of assets.  During 2012, we received net cash proceeds of $6.3 million and $23.2 million related to the divestiture of substantially all of the assets of WWHO-TV in Columbus, OH and WUPW-TV in Toledo, OH, respectively.

  •
  Other Investments.  During the year ended December 31, 2011, we acquired a majority interest in Nami Media, a digital advertising management and technology company. Under the terms of the purchase agreement, we may be required to purchase the remaining outstanding shares of Nami

    Media in 2014, with a purchase price based on multiples of Nami Media's 2013 net revenue and EBITDA as further described in Note 2—"Acquisitions" to our consolidated financial statements. Our maximum potential obligation under the Nami Media agreements is $37.4 million.

Financing activities

        Cash used in financing activities has primarily been, and will primarily be affected by, among other things, the following:

  •
  Senior Secured Credit Facility.  On December 24, 2012, we entered into an amendment to our Credit Agreement which (1) replaced our $257.4 million tranche B term loan maturing in December 2018 with a new tranche B term loan of the same maturity which bears interest at a reduced rate, (2) made certain other changes to the Credit Agreement, including changes to the financial covenants therein that are favorable to LIN Television and its affiliates, and (3) extended the maturity for a $60.0 million tranche of our revolving credit facility to October 2017. We paid customary fees and expenses in connection with the closing of such amendment.

  •
  Incremental Facility.  On February 12, 2013, we entered into a $60 million, 5 year incremental term loan pursuant to the Credit Agreement governing LIN Television's senior secured credit facility. The proceeds of the Incremental Facility, as well as cash on hand and cash from revolving borrowings, were used to fund the $100 million transferred to SVH in the JV Sale Transaction.

  •
  6 3/8% Senior Notes.  On October 12, 2012, we completed the issuance and sale of $290 million in aggregate principal amount of the 6 3/8% Senior Notes. The net proceeds of the 6 3/8% Senior Notes were used to fund a portion of the purchase price for the acquisition of the New Vision stations. Additionally, on October 12, 2012, Vaughan entered into a five-year term loan with an unrelated third party in a principal amount of approximately $4.6 million to fund the purchase price for the television stations from PBC that were acquired by Vaughan. Vaughan subsequently made a principal payment of $1.3 million to the balance of the term loan. LIN Television fully and unconditionally guarantees this loan.

  •
  Senior Subordinated Notes Due 2013.  During the year ended December 31, 2011, we redeemed $109.1 million of our 6 1/2% Senior Subordinated Notes, and $55.9 million of our 6 1/2% Senior Subordinated Notes—Class B. The redemption of these notes was funded in part with proceeds from a $260 million incremental term loan facility and our revolving credit facility which are each subject to the terms of our Credit Agreement, and cash on hand. The redemption was completed on November 25, 2011. Additionally, on December 21, 2011, we issued notices to redeem all of the remaining 6 1/2% Senior Subordinated Notes at par, plus accrued and unpaid interest through the redemption date. We used proceeds from the incremental term loan and cash on hand to fund the aggregate redemption price. On December 21, 2011, we irrevocably deposited with the trustee the full amount of the redemption price of our 6 1/2% Senior Subordinated Notes. As of December 31, 2011, the $255.2 million irrevocable deposit was classified as restricted cash in our consolidated balance sheets, and $251.0 million of our 6 1/2% Senior Subordinated Notes, net of a discount of $1.2 million, remained outstanding. The redemption was completed on January 20, 2012, and as of that date, there were no 6 1/2% Senior Subordinated Notes outstanding. For further information on these transactions see "Description of Indebtedness".

  •
  Stock repurchase program.  During the year ended December 31, 2011, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $25 million of our class A common stock over a 12 month period. This program was extended by our Board of Directors in November 2012 and was scheduled to expire on the earlier of the completion of all purchases contemplated by the plan or November 14, 2013; however, on February 12, 2013, as a result of entering into the Merger Agreement, we terminated the stock repurchase program. Prior to the termination, during the years ended December 31, 2012 and 2011, we repurchased approximately 3.3 million and 0.8 million shares of our class A common stock on the open market for an aggregate purchase price of $11.4 million and $2.7 million, respectively.

        We believe that our cash flows from our current operations, together with available borrowings under our senior secured credit facility, will be sufficient to meet our anticipated cash requirements for the next 12 months, and beyond (see previous discussion of management's plan for extinguishment or funding some or all of the $163 million tax liability related to the JV Sale Transaction). These cash requirements include working capital, state and federal income taxes, capital expenditures, and scheduled interest and principal payments. For our long-term liquidity needs, in addition to the sources described above, we may rely upon, among other things, the issuance of long-term debt, the issuance of equity, or other financing sources available to us. Volatility and disruption of the capital and credit markets could impact our ability to access such sources. Anticipated cash payments for our debt and related interest are described below.

Contractual Obligations

        The following table summarizes our estimated future contractual cash obligations as of December 31, 2012 (in thousands):

	2013	2014-2015	2016-2017	2018 and thereafter	Total
Principal payments and mandatory redemptions on debt(1)	$11,353	$41,428	$101,080	$803,821	$957,682
Cash interest on debt(2)	53,511	107,396	119,118	95,107	375,132
Program payments(3)	28,831	21,036	1,416	328	51,611
Operating leases(4)	2,866	5,174	4,685	7,985	20,710
Operating agreements(5)	25,712	36,058	18,164	2,237	82,171
Deferred compensation payments(6)	35	204	142	339	720

Total	$122,308	$211,296	$244,605	$909,817	$1,488,026

(1)
Principal payments on debt include $5 million outstanding under our revolving credit facility, as well as a $60 million incremental term facility that was funded on February 12, 2013, each of which were made in connection with the JV Sale Transaction. These incremental loan amounts were not outstanding as of December 31, 2012 and are not reflected in our balance sheet as of that date. We are obligated to make mandatory quarterly principal payments and to use proceeds of asset sales not reinvested to pay-down the term loans under our senior secured credit facility. We are also obligated to repay in full our Senior Notes as described in Item 1A. "Risk Factors—We may not be able to refinance all or a portion of our indebtedness or obtain additional financing on satisfactory terms".

(2)
We have contractual obligations to pay cash interest on our senior secured credit facility and on our Senior Notes through April 15, 2018 and January 15, 2021, as well as commitment fees of 0.50% on our revolving credit facility, as described in "Description of Indebtedness".

(3)
We have entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $9.6 million of program obligations as of December 31, 2012 and have unrecorded commitments of $42 million for programming that is not available to air as of December 31, 2012.

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

        The above table excludes future payments for our defined benefit retirement plans, deferred taxes and executive compensation, with the exception of scheduled deferred compensation payments detailed above, because their future cash outflows are uncertain. In addition, it excludes the $163 million tax liability associated with the JV Sale Transaction, as we believe it will be extinguished as a result of the Merger. For additional information regarding our financial commitments as of December 31, 2012 see Note 7—"Long-term Debt", Note 11—"Retirement Plans" and Note 15—"Commitments and Contingencies" to our consolidated financial statements.

Summary of Cash Flows

        The following table presents summarized cash flow information (in thousands):

	Year Ended December 31,
	2012	2011	2010	2012 vs 2011	2011 vs 2010
Net cash provided by operating activities	$146,699	$62,660	$90,231	$84,039	$(27,571)
Net cash used in investing activities	(104,259)	(289,180)	(23,649)	184,921	(265,531)
Net cash (used in) provided by financing activities	(14,190)	232,929	(66,039)	(247,119)	298,968

Net increase in cash and cash equivalents	$28,250	$6,409	$543	$21,841	$5,866

        Net cash provided by operating activities increased $84.0 million to $146.7 million for the year ended December 31, 2012, compared to cash provided by operating activities of $62.7 million for the prior year. The increase was primarily attributable to the $82 million increase in operating income as compared to the year ended December 31, 2011.

        Net cash provided by operating activities decreased $27.6 million to $62.7 million for the year ended December 31, 2011, compared to cash provided by operating activities of $90.2 million for the prior year. The decrease was primarily attributable to a $22.7 million decrease in operating income as compared to the year ended December 31, 2010.

        Net cash used in investing activities decreased $184.9 million to $104.3 million for year ended December 31, 2012, compared to cash used in investing activities of $289.2 million for the prior year. The decrease is primarily attributable to a decrease in restricted cash that had been placed on irrevocable deposit as of December 31, 2011 and was subsequently used to fund the aggregate redemption price of our 6 1/2% Senior Subordinated Notes in January 2012 as further described in "Description of Indebtedness". The decrease in restricted cash was partially offset by an increase in payments made for the acquisition of the New Vision and ACME television stations as further described in Note 2—"Acquisitions" to our consolidated financial statements.

        Net cash used in investing activities increased $265.5 million to $289.2 million for year ended December 31, 2011, compared to cash used in investing activities of $23.6 million for the prior year. The increase is primarily attributable to an increase in restricted cash as a result of $255.2 million of cash placed on irrevocable deposit for the full amount of the redemption price of our 6 1/2% Senior Subordinated Notes as further described in "Description of Indebtedness". The increase is also attributable to an increase in payments for business combinations of $8.5 million and an increase in capital expenditures of $2.6 million. These increases were partially offset by a decrease of $1.6 million for shortfall loans to our joint venture with NBCUniversal and other investments of $1.6 million.

        Net cash used in financing activities was $14.2 million for the year ended December 31, 2012, compared to net cash provided by financing activities of $232.9 million for the prior year. The increase is primarily attributable to the redemption of $252 million of our Senior Subordinated Notes during 2012, partially offset by a decrease in proceeds from borrowings under our new senior secured credit facility as further described in "Description of Indebtedness".

        Net cash provided by financing activities was $232.9 million for the year ended December 31, 2011, compared to net cash used in financing activities of $66.0 million for the prior year. The increase is primarily attributable to an increase in proceeds from borrowings under our new senior secured credit facility, partially offset by payments on our 6 1/2% Senior Subordinated Notes as further described in "Description of Indebtedness".

Description of Indebtedness

        Debt consisted of the following (in thousands):

	December 31,
	2012	2011
Senior Secured Credit Facility:
Revolving credit loans	$—	$35,000
$125,000 Term loans, net of discount of $435 and $604 as of December 31, 2012 and 2011, respectively	124,565	124,396
$257,400 and $260,000 Incremental term loans, net of discount of $2,020 and $2,594 as of December 31, 2012 and 2011, respectively	255,380	257,406
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	—
6 1/2% Senior Subordinated Notes due 2013	—	166,773
$0 and $85,426 6 1/2% Senior Subordinated Notes due 2013—Class B, net of discount of $0 and $1,228 as of December 31, 2012 and 2011, respectively	—	84,198
Capital leases obligations	14,881	162
Other debt	5,401	782

Total debt	890,227	868,717
Less current portion	10,756	253,856

Total long-term debt	$879,471	$614,861

Total debt	$890,227	$868,717
Cash and cash equivalents	(46,307)	(18,057)
Restricted cash	—	(255,159)

Consolidated net debt(1)	$843,920	$595,501

(1)
Consolidated net debt is a non-GAAP financial measure, and is equal to total debt less cash and cash equivalents. Solely for the purpose of computing consolidated net debt as of December 31, 2011, our senior secured credit facility permits restricted cash to be offset against total debt. Beginning in 2012, for the purpose of our debt covenant calculations, our senior credit facility permits a maximum of $45 million to be offset against total debt in arriving at consolidated net debt. For purposes of the table above, we have subtracted the total balance of our cash and cash equivalents as of December 31, 2012 in arriving at consolidated net debt. Consolidated net debt provides investors with useful information about our financial position, and is one of the financial measures used to evaluate compliance with our debt covenants.

Senior Secured Credit Facility

        Our senior secured credit facility is comprised of a six-year, $125 million tranche A term loan and a five-year, $75 million revolving credit facility, and bears interest at a rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 1/2 of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin based upon our Consolidated Senior Secured Leverage Ratio, currently set at 2.75% and 1.75% for LIBOR based loans and ABR rate loans, respectively. Lastly, the unused portion of the revolving credit facility is subject to a commitment fee based upon our Consolidated Senior Secured Leverage Ratio, currently set at 0.375% for both LIBOR based loans and ABR rate loans.

        Our senior secured credit facility also includes a seven-year, $260 million tranche B incremental term loan facility and a $60 million tranche B-2 incremental term facility that was funded on February 12, 2013 in connection with the JV Sale Transaction, each of which is subject to the terms of our Credit Agreement. Borrowings under the incremental term loan facility were used (i) to pay the call price for our redemption of all of our remaining 6 1/2% Senior Subordinated Notes, as described below, and (ii) to pay accrued interest, fees and expenses associated with the redemption. Borrowings under the incremental term loan facility bear interest at a rate based, at our option, on an adjusted LIBOR rate, plus an applicable margin of 3%; or an adjusted Base Rate, plus an applicable margin of 2%; provided that the adjusted LIBOR rate and the adjusted Base Rate shall at no time be less than 1% and 2%, respectively.

        On December 24, 2012, we entered into an amendment to our Credit Agreement which (1) replaced our $257.4 million tranche B term loan maturing in December 2018 with a new tranche B term loan of the same maturity which bears interest at a reduced rate and (2) made certain other changes to the Credit Agreement, including changes to the financial covenants therein that are favorable to LIN Television and its affiliates and (3) extended the maturity for a $60 million tranche of our revolving credit facility to October 2017. We paid customary fees and expenses in connection with the closing of such amendment. As a result of this amendment, we recorded a loss on extinguishment of debt of $1.2 million associated with a write-down of deferred financing fees and unamortized discount to our consolidated statement of operations during the three months ended December 31, 2012.

        The terms of the Credit Agreement provide for customary representations and warranties, affirmative and negative covenants (including financial covenants), and events of default. The Credit Agreement also provides for the payment of customary fees and expenses by us. The credit facilities available under the Credit Agreement can be accelerated upon events of default and require the term loans to be prepaid under certain circumstances with amounts determined by reference to the proceeds from certain asset sales (subject to reinvestment rights), the incurrence of certain indebtedness and a percentage of annual excess cash flow.

        The credit facilities are senior secured obligations and rank senior in right of payment to our existing and future subordinated indebtedness. LIN TV and certain of our existing, or hereafter created or acquired, domestic subsidiaries guarantee the credit facilities on a senior basis. LIN Television and each of our subsidiary guarantors have granted a security interest in all or substantially all of our assets to secure the obligations under senior secured credit facility, and LIN TV has granted a security interest in its capital stock of LIN Television to secure such obligations.

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

        The Credit Agreement governing our senior secured credit facility also requires on an annual basis, following the delivery of our year-end financial statements, and commencing after the year ended December 31, 2012, mandatory prepayments of principal of the term loans based on a computation of excess cash flow for the preceding fiscal year, as more fully described in the Credit Agreement. However, based on the excess cash flow computation for the year ended December 31, 2012, we will not be required to make such prepayments during the year ending December 31, 2013.

        The incremental term loan facility is a senior secured obligation and ranks senior in right of payment to our existing and future subordinated indebtedness. The incremental term loan facility is guaranteed and secured on the same basis as the other credit facilities under the Credit Agreement. If we do not refinance, redeem or discharge our 8 3/8% Senior Notes on or prior to January 15, 2018, then, in such event, the maturity of the incremental term loan facility will be accelerated from December 21, 2018 to January 15, 2018.

        The following table summarizes certain key terms including the LIBOR-based borrowing rates of our senior secured credit facility as of the date of this report (in thousands):

	Credit Facility
	Revolving Facility	Term Loans	Incremental Term Loans
Final maturity date	10/26/2017	10/26/2017	12/21/2018
Available balance as of December 31, 2012	$75,000	$—	$—
Interest rates as of December 31, 2012:
Interest rate	0.21%	0.21%	1.00%
Applicable margin	2.75%	2.75%	3.00%

Total	2.96%	2.96%	4.00%

2009 Senior Secured Credit Facility

        During the years ended December 31, 2011 and 2010, we recorded a loss on extinguishment of debt of $0.2 million and $2.7 million, respectively, consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans under our 2009 senior secured credit facility.

8 3/8% Senior Notes

8 3/8% Senior Notes
Final maturity date	4/15/2018
Annual interest rate	8.375%
Payable semi-annually in arrears	April 15th
October 15th

        Our 8 3/8% Senior Notes are unsecured but rank equally in right of payment with all senior secured indebtedness and senior to all subordinated indebtedness.

        The indenture governing our 8 3/8% Senior Notes contains covenants limiting our ability and the ability of our restricted subsidiaries to, among other things, incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; create certain liens; merge, consolidate or sell substantially all of our assets; and enter into certain transactions with affiliates. These covenants are subject to certain exceptions and qualifications. The indenture also has change of control provisions which may require our Company to purchase our 8 3/8% Senior Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest. Additionally, if we sell assets under certain circumstances, we will be required to make an offer to purchase our 8 3/8% Senior Notes at their face amount, plus accrued and unpaid interest, if any, through the purchase date.

6 3/8% Senior Notes

6 3/8% Senior Notes
Final maturity date	1/15/2021
Annual interest rate	6.375%
Payable semi-annually in arrears	January 15th
July 15th

        On October 12, 2012, we completed the issuance and sale of $290 million in aggregate principal amount of our 6 3/8% Senior Notes. The net proceeds of our 6 3/8% Senior Notes were used to fund the remaining purchase price for the acquisition of the New Vision stations as further described in Note 2—"Acquisitions" to our consolidated financial statements.

        Our 6 3/8% Senior Notes are unsecured but rank pari passu in right of payment with all senior secured indebtedness and senior to all subordinated indebtedness.

        The indenture governing our 6 3/8% Senior Notes contains covenants limiting our ability and the ability of our restricted subsidiaries to, among other things, incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; create certain liens; merge, consolidate or sell substantially all of our assets; and enter into certain transactions with affiliates. These covenants are subject to certain exceptions and qualifications. The indenture also has change of control provisions which may require our Company to purchase our 6 3/8% Senior Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest. Additionally, if we sell assets under certain circumstances, we will be required to make an offer to purchase our 6 3/8% Senior Notes at their face amount, plus accrued and unpaid interest, if any, through the purchase date.

6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B

        During the years ended December 31, 2012 and 2011, we redeemed $252 million and $165 million, respectively, of our 6 1/2% Senior Subordinated Notes. The redemption of these notes, at par, was funded in part by proceeds from the term loan, incremental term loan, the revolving credit facility and cash on hand. As a result of these redemptions, during the years ended December 31, 2012 and 2011, we recorded a loss on extinguishment of debt of $2.1 million and $1.5 million, respectively, associated with a write-down of deferred financing fees and unamortized discount to our consolidated statement of operations.

Capital Lease Obligations

        As part of the transactions further described in Note 2—"Acquisitions," to our consolidated financial statements we assumed $14.9 million in capital lease obligations related to land, buildings and equipment. These leases mature over a period of four to nineteen years and are payable in monthly installments. The amortization related to the capital lease obligations is recorded within depreciation. LIN Television fully and unconditionally guarantees these lease obligations.

Other Debt

        During the year ended December 31, 2012, Vaughan, a consolidated VIE, entered into a term loan with an unrelated third party in an original principal amount of $4.6 million to fund a portion of the purchase price for the television stations from PBC that were acquired by Vaughan. This term loan matures in equal quarterly installments through October 2017. LIN Television fully and unconditionally guarantees this loan.

        During the year ended December 31, 2012, KASY, a consolidated VIE, entered into a term loan with an unrelated third party in an original principal amount of $1.7 million to fund a portion of the purchase price for the acquisition of certain assets of KASY-TV, KRWB-TV, and KWBQ-TV. This term loan matures in equal quarterly installments through December 2017. LIN Television fully and unconditionally guarantees this loan.

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

Repayment of Principal

        The following table summarizes scheduled future principal repayments on our debt agreements (in thousands):

	Revolving Facilities		Term Loans	Incremental Term Loans		8 3/8% Senior Notes	6 3/8% Senior Notes	Capital Leases	Other Debt	Total
Final maturity date	10/26/2017		10/26/2017	12/21/2018		4/15/2018	1/15/2021	Various	Various
2013	$—		$6,250	$3,200		$—	$—	$453	$1,450	$11,353
2014	—		12,500	3,200		—	—	421	1,450	17,571
2015	—		18,750	3,200		—	—	457	1,450	23,857
2016	—		25,000	3,200		—	—	596	702	29,498
2017	5,000	(1)	62,500	3,200		—	—	533	349	71,582
2018 and thereafter	—		—	301,400	(1)	200,000	290,000	12,421	—	803,821

Total	$5,000		$125,000	$317,400		$200,000	$290,000	$14,881	$5,401	$957,682

(1)
Principal payments on debt include $5 million outstanding under our revolving credit facility, as well as a $60 million incremental term facility that was funded on February 12, 2013, each of which were made in connection with the JV Sale Transaction. These incremental loan amounts were not outstanding as of December 31, 2012 and are not reflected in our balance sheet as of that date.

        The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues (Level 2 of the fair value hierarchy). The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Revolving credit loans	$—	$—	$35,000	$35,000
Term loans	379,945	380,599	381,802	379,872
Senior notes	490,000	524,500	450,971	444,348
Other debt	5,401	5,401	782	782

Total	$875,346	$910,500	$868,555	$860,002

Future Program Rights Agreements

        We record program rights agreements on our balance sheet on the first broadcast date the programs are available for air. As a result, we have commitments for future program rights agreements not recorded on our balance sheet as of December 31, 2012 of $42.0 million, as detailed in Note 15—"Commitments and Contingencies" to our consolidated financial statements.

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

Interest Rate Risk

        Our total debt as of December 31, 2012 was $890.2 million, including the current portion of $10.8 million, of which our 8 3/8% Senior Notes and 6 3/8% Senior Notes bear a fixed interest rate and the credit facility bears an interest rate based on, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 1/2 of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin based upon our consolidated senior secured leverage ratio, currently set at 3% and 2% for LIBOR based loans and ABR rate loans, respectively. Additionally, borrowings under the incremental term loan facility bear interest at a rate based, at our option, on an adjusted LIBOR rate, plus an applicable margin of 3%; or an adjusted Base Rate, plus an applicable margin of 2%; provided, that the adjusted LIBOR rate and the adjusted Base Rate shall at no time be less than 1% and 2%, respectively.

        Accordingly, we are exposed to potential losses related to increases in interest rates. The outstanding balance on our senior secured credit facility was $379.9 million as of December 31, 2012. Therefore, a hypothetical 1% increase in the floating rate used as the basis for the interest charged on our senior secured credit facility as of December 31, 2012 would increase our annualized interest expense by $3.8 million, assuming such amounts remain outstanding under the facility.

Item 8.    Financial Statements and Supplementary Data

        See index on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        a)    Evaluation of disclosure controls and procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        b)    Management's Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by the SEC, we have excluded the operations acquired from affiliates of New Vision and ACME from our evaluation as of December 31, 2012 because those stations were acquired by us in purchase business combinations on October 12, 2012 and December 10, 2012, respectively. New Vision assets acquired represent 31% of consolidated total assets and 7% of consolidated total revenues as of and for the year ended December 31, 2012. ACME Television assets acquired represent less than 1% of consolidated total assets and less than 1% of consolidated total revenues acquired as of and for the year ended December 31, 2012. Based on this evaluation, which excludes the New Vision and ACME Television stations, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2012.

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

        c)    Changes in internal controls.    There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

        Information regarding members of our Board of Directors is contained in our Proxy Statement for the 2013 Annual Meeting of the Stockholders under the caption "Directors and Executive Officers" and is incorporated herein by reference. Information regarding our executive officers is contained in our Proxy Statement for the 2013 Annual Meeting of the Stockholders under the caption "Executive Officers" and is incorporated herein by reference. Information regarding Section 16(a) compliance is contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference. Information regarding our Audit Committee and our Audit Committee Financial Expert is contained in our Proxy Statement for the 2013 Annual Meeting of the Stockholders under the caption "Report of the Audit Committee of our Board of Directors" and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item is contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders under the captions "Compensation Discussion and Analysis," "Director Compensation," "Report of the Compensation Committee of our Board of Directors," and "Compensation Committee Interlocks and Insider Participation," which is incorporated by reference in this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity compensation plans

        The following table provides information about the securities authorized for issuance under our stock-based compensation plans, including our 1998 Stock Option Plan, Amended and Restated 2002 Stock Plan, and Third Amended and Restated 2002 Non-Employee Director Stock Plan, as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under the stock-based compensation plans(1)
Stock-based compensation plans approved by security holders	4,894,179	$3.42	2,896,347
Stock-based compensation plans not approved by security holders	—	—	—

(1)
Includes 1,457,409 shares available for future issuance under the Amended and Restated 2002 Stock Plan, and excludes 1,552,983 shares under plans in effect prior to 2002 from which we do not intend to re-grant and consider unavailable for future grant, and 1,438,938 shares available for future issuance under the Third Amended and Restated 2002 Non-Employee Director Stock Plan. Both the Amended and Restated 2002 Stock Plan and the Third Amended and Restated 2002 Non-Employee Director Stock Plan, in addition to the future grant of stock options, permit the grant of "stock awards" that may take the form of restricted or unrestricted stock, with or without payment for such stock awards.

Other Information

        All other information required by this item is contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management", which is incorporated by reference in this report.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The response to this item is contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions", which is incorporated by reference in this report.

Item 14.    Principal Accounting Fees and Services

        The response to this item is contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders under the caption "Independent Registered Public Accounting Firm Fees and Other Matters", which is incorporated by reference in this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  See Index to Financial Statements on page F-1.

  (b)
  Exhibits.

No.		Description
3.1		Second Amended and Restated Certificate of Incorporation of LIN TV Corp., as amended (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
3.2		Third Amended and Restated Bylaws of LIN TV Corp. (filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
3.3		Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 (File No. 000-25206) and incorporated by reference herein)
3.4		Restated Bylaws of LIN Television Corporation (filed as Exhibit 3.4 to the Registration Statement on Form S-1 of LIN Television Corporation and LIN Holding Corp. (Registration No. 333-54003 and incorporated by reference herein))
4.1		Specimen of stock certificate representing LIN TV Corp. Class A Common stock, par value $.01 per share (filed as Exhibit 4.1 to LIN TV Corp.'s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein)
4.2		Indenture, dated April 12, 2010, among LIN Television Corporation, the guarantors named therein and J.P. Morgan Securities Inc. as representative of the initial purchasers of the 8 3/8% Senior Notes due 2018 (filed as Exhibit 4.1 to our Current Report on Form 8-K as of April 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
4.3		Supplemental Indenture, dated as of January 17, 2013, among LIN Mobile, LLC, LIN Television Corporation and The Bank of New York, as Trustee for the 8 3/8% Senior Notes due 2018 (filed as Exhibit 4.3 herein)
4.4		Indenture, dated as of October 12, 2012, among LIN Television Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, for the 6 3/8% Senior Notes due 2021 (filed as Exhibit 4.1 to LIN TV Corp.'s Current Report on Form 8-K filed as of October 17, 2012 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
4.5		Supplemental Indenture, dated as of January 17, 2013, among LIN Mobile, LLC, LIN Television Corporation and The Bank of New York, as Trustee for the 6 3/8% Senior Notes due 2021 (filed as Exhibit 4.5 herein).
10.1	*	LIN TV Corp. (formerly known as Ranger Equity Holdings Corporation) 1998 Stock Option Plan (filed as Exhibit 10.26 to our Annual Report on Form 10-K of LIN Holdings Corp. and LIN Television Corporation for the fiscal year ended December 31, 1998 (File No. 333-54003-06) and incorporated by reference herein)
10.2	*	LIN TV Corp. Amended and Restated 2002 Stock Plan, effective May 22, 2012 (included as Appendix A to LIN TV Corp.'s definitive proxy statement on Schedule 14A filed with the SEC on April 12, 2012 and incorporated by reference herein)
10.3	*	LIN TV Corp. Amended and Restated 2002 Non-Employee Director Stock Plan, effective May 11, 2010 (included as Appendix A to LIN TV Corp.'s definitive proxy statement on Schedule 14A filed with the SEC on April 12, 2010 and incorporated by reference herein)

No.		Description
10.4	*	LIN Television Corporation Supplemental Benefit Retirement Plan (as amended and restated effective December 21, 2004) (Filed as Exhibit 10.38 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.5	*	Second Amendment to the Supplemental Benefit Retirement Plan of LIN Television and Subsidiary Companies, dated as of December 31, 2008 (Filed as Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.6	*	LIN TV Corp. Amended and Restated Employee Stock Purchase Plan, effective May 22, 2012 (included as Appendix B to LIN TV Corp.'s definitive proxy statement on Schedule 14A filed with the SEC on April 12, 2012 and incorporated by reference herein)
10.7	*	LIN Television Corporation Supplemental Income Deferral Plan Effective July 1, 2010 (Filed as Exhibit 10.7 to our Form 10-Q filed as of April 27, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.8	*	Form of Employee Grant Option Agreement (Filed as Exhibit 10.19 to our Form 10-K filed as of March 15, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.9	*	Form of Non-Employee Director Grant Option Agreement (Filed as Exhibit 10.23 to our Form 10-K filed as of March 15, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.10	*	Form of a Non-qualified Stock Option Letter Agreement (filed as Exhibit 10.6 to our Current Report on Form 8-K filed as of July 6, 2005 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.11	*	Form of Restricted Stock Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed as of August 16, 2005 (File No. 001-31311) and incorporated by reference herein)
10.12	*	Clarification of the Supplemental Benefit Retirement Plan of LIN Television Corporation and subsidiary companies, dated October 29 2009. (Filed as exhibit 10.7 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.13	*	Employment Agreement dated November 1, 2006, and made effective as of July 12, 2006, between LIN Television Corporation and Vincent L. Sadusky (Filed as exhibit 10.1 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.14	*	Employment Agreement dated February 22, 2007, and made effective as of September 6, 2006, between LIN Television Corporation and Scott M. Blumenthal (Filed as exhibit 10.2 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.15	*	Employment Agreement dated February 22, 2007, and made effective as of September 6, 2006, between LIN Television Corporation and Denise M. Parent (Filed as Exhibit 10.4 to our Current Report on Form 8-K filed as of February 27, 2007 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.16	*	Employment Agreement between LIN TV Corp., LIN Television Corporation and Richard Schmaeling dated September 30, 2008, effective as of October 6, 2008. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed as of October 3, 2008 (File Nos. 001-31311) and incorporated by reference herein)
10.17	*	Employment Agreement between LIN TV Corp., LIN Television Corporation and Robert Richter dated September 30, 2008 effective as of September 10, 2008. (Filed as Exhibit 10.22 to our Form 10-K for the fiscal year ended December 31, 2008 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

No.		Description
10.18	*	Employment Agreement between LIN TV Corp., LIN Television Corporation and Nicholas N. Mohamed, dated and effective February 18, 2009. (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed as of March 26, 2009 (Files Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.19	*	Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Vincent L. Sadusky. (Filed as Exhibit 10.1 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.20	*	Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Scott M. Blumenthal. (Filed as Exhibit 10.2 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.21	*	Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Denise M. Parent. (Filed as exhibit 10.3 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.22	*	Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Richard Schmaeling. (Filed as Exhibit 10.4 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.23	*	Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Robert Richter. (Filed as Exhibit 10.5 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.24	*	Amendment to Employment Agreement dated October 29, 2009 between LIN TV Corp., LIN Television Corporation and Nicholas N. Mohamed. (Filed as Exhibit 10.6 to our Form 10-Q filed as of November 3, 2009 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.25	*	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Vincent L. Sadusky (Filed as Exhibit 10.30 to our Annual Report on Form 10-K filed as of March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.26	*	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Scott M. Blumenthal (Filed as Exhibit 10.31 to our Annual Report on Form 10-K filed as of March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.27	*	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Denise M. Parent (Filed as Exhibit 10.32 to our Annual Report on Form 10-K filed as of March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.28	*	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Richard J. Schmaeling (Filed as Exhibit 10.33 to our Annual Report on Form 10-K filed as of March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.29	*	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Robert Richter (Filed as Exhibit 10.34 to our Annual Report on Form 10-K filed as of March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

No.		Description
10.30	*	Second Amendment to Employment Agreement dated February 28, 2010 between LIN TV Corp., LIN Television Corporation and Nicholas N. Mohamed (Filed as Exhibit 10.35 to our Annual Report on Form 10-K filed as of March 15, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.31	*	Third Amendment to Employment Agreement entered into on July 29, 2010, and made effective as of May 11, 2010, between LIN TV Corp., LIN Television Corporation and Vincent L. Sadusky (Filed as Exhibit 10.1 to our Form 10-Q filed as of July 29, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.32	*	Third Amendment to Employment Agreement entered into on July 29, 2010, and made effective as of May 11, 2010, between LIN TV Corp., LIN Television Corporation and Scott M. Blumenthal (Filed as Exhibit 10.2 to our Form 10-Q filed as of July 29, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.33	*	Third Amendment to Employment Agreement entered into on July 29, 2010, and made effective as of May 11, 2010, between LIN TV Corp., LIN Television Corporation and Denise M. Parent (Filed as Exhibit 10.3 to our Form 10-Q filed as of July 29, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.34	*	Third Amendment to Employment Agreement entered into on July 29, 2010, and made effective as of May 11, 2010, between LIN TV Corp., LIN Television Corporation and Richard J. Schmaeling (Filed as Exhibit 10.4 to our Form 10-Q filed as of July 29, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.35	*	Third Amendment to Employment Agreement entered into on July 29, 2010, and made effective as of May 11, 2010, between LIN TV Corp., LIN Television Corporation and Robert Richter (Filed as Exhibit 10.5 to our Form 10-Q filed as of July 29, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.36	*	Third Amendment to Employment Agreement entered into on July 29, 2010, and made effective as of May 11, 2010, between LIN TV Corp., LIN Television Corporation and Nicholas N. Mohamed (Filed as Exhibit 10.6 to our Form 10-Q filed as of July 29, 2010 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.37	*	Fourth Amendment to Employment Agreement entered into on January 16, 2012, and made effective as of January 1, 2012, between LIN TV Corp., LIN Television Corporation and Robert Richter (Filed as Exhibit 10.37 to our Form 10-K filed as of March 15, 2012 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.38		Credit Agreement dated as of October 26, 2011, among LIN Television Corporation, as the Borrower, the lenders party named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, as an Issuing Lender and as Swingline Lender, Deutsche Bank Securities, Inc. and Wells Fargo Securities, LLC, as Co-Syndication Agents, Suntrust Bank, Bank of America, N.A., and U.S. Bank, N.A., as Co-Documentation Agents, and the other parties thereto (the "Credit Agreement") (Filed as Exhibit 10.1 to our Form 10-Q filed as of November 8, 2011 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.39		First Amendment, dated as of December 19, 2011, to Credit Agreement, dated as of October 26, 2011, among LIN Television Corporation, the several Lenders party thereto, JPMorgan, as Administrative Agent, an Issuing Lender and Swingline Lender, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Co-Syndication Agents, Suntrust Bank, Bank of America, N.A. and U.S. Bank, N.A., as Co-Documentation Agents, and the other parties thereto (Filed as Exhibit 99.2 to our Current Report on Form 8-K filed as of December 22, 2011 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)

No.		Description
10.40		Second Amendment to the Credit Agreement, dated as of December 24, 2012 to Credit Agreement, dated as of October 26, 2011, among LIN Television Corporation, the several Lenders party thereto, JPMorgan, as Administrative Agent, an Issuing Lender and Swingline Lender, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A. as Co-Syndication Agents, Suntrust Bank, Bank of America, N.A. and U.S. Bank, N.A., as Co-Documentation Agents, and the other parties thereto (Filed as Exhibits 99.1 and 99.2 to our Form 8-K filed as of December 27, 2012 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.41		Incremental Term Loan Activation Notice, Tranche B Term Facility, dated December 21, 2011, by and among the Company, JPMorgan as Administrative Agent, and the Incremental Lenders signatory thereto. (Filed as Exhibit 99.1 to our Current Report on Form 8-K filed as of December 22, 2011 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein)
10.42		Incremental Term Loan Activation Notice Tranche B-2 Term Facility, dated as of February 12, 2013, by and between LIN Television Corporation and Deutsche Bank Trust Company Americas (Filed as Exhibit 10.1 to our Form 8-K filed as of February 15, 2013 (File Nos. 001-31311 and 000-25206) and incorporated herein)
10.43		Transaction Agreement, dated as of February 12, 2013, by and among LIN TV Corp., LIN Television Corporation, LIN Television of Texas, L.P., NBC Telemundo License LLC, NBCU New LLC I, NBCU New LLC II, General Electric Company, General Electric Capital Corporation, National Broadcasting Company Holding, Inc. Comcast Corporation, Lone Star SPV, LLC and Station Venture Holdings, LLC (Filed as Exhibit 2.1 to our Form 8-K filed as of February 15, 2013 (File Nos. 001-31311 and 000-25206) and incorporated herein)
10.44		Agreement and Plan of Merger, dated as of February 12, 2013, by and between LIN TV Corp. and LIN Media LLC(Filed as Exhibit 2.2 to our Form 8-K filed as of February 15, 2013 (File Nos. 001-31311 and 000-25206) and incorporated herein)
21		Subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP
23.2		Consent of PricewaterhouseCoopers LLP
23.3		Consent of Deloitte and Touche LLP
23.4		Consent of KPMG LLP
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN TV Corp.
31.3		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation
31.4		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN TV Corp.
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

No.		Description
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

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

LIN TV CORP. LIN TELEVISION CORPORATION
Date: March 15, 2013	/s/ VINCENT L. SADUSKY Vincent L. Sadusky President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of each of LIN TV Corp. and LIN Television Corporation in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINCENT L. SADUSKY Vincent L. Sadusky	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2013
/s/ RICHARD J. SCHMAELING Richard J. Schmaeling	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 15, 2013
/s/ NICHOLAS N. MOHAMED Nicholas N. Mohamed	Vice President, Controller (Principal Accounting Officer)	March 15, 2013
/s/ WILLIAM S. BANOWSKY, JR. William S. Banowsky, Jr.	Director	March 15, 2013
/s/ ROYAL W. CARSON, III Royal W. Carson, III	Director	March 15, 2013
/s/ DR. WILLIAM H. CUNNINGHAM Dr. William H. Cunningham	Director	March 15, 2013
/s/ JOHN R. MUSE John R. Muse	Director	March 15, 2013

Signature	Title	Date

/s/ MICHAEL A. PAUSIC Michael A. Pausic	Director	March 15, 2013
/s/ PETER S. BRODSKY Peter S. Brodsky	Director	March 15, 2013
/s/ DOUGLAS W. MCCORMICK Douglas W. McCormick	Chairman of the Board	March 15, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LIN TV Corp.:

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LIN TV Corp. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

         As described in Management's Report on Internal Control over Financial Reporting, management has excluded the assets, liabilities and operations acquired from affiliates of New Vision Television, LLC ("New Vision") and ACME Television, LLC ("ACME") from its assessment of internal control over financial reporting as of December 31, 2012 because they were acquired by the Company on October 12, 2012 and December 10, 2012, respectively, in purchase business combinations. We have also excluded New Vision and ACME from our audit of internal control over financial reporting. New Vision's assets acquired represent 31% of consolidated total assets and 7% of consolidated total revenues as of and for the year ended December 31, 2012. ACME's assets acquired represent less than 1% of both consolidated total assets and consolidated total revenues as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

Hartford, CT
March 15, 2013

Part I. Financial Information
Item 1.    Consolidated Financial Statements

LIN TV Corp.
Consolidated Balance Sheets

	December 31,
	2012	2011
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$46,307	$18,057
Restricted cash	—	255,159
Accounts receivable, less allowance for doubtful accounts (2012—$3,599; 2011—$2,310)	126,150	91,093
Deferred income tax assets	—	4,249
Assets held for sale	—	3,253
Other current assets	7,699	6,090

Total current assets	180,156	377,901
Property and equipment, net	243,595	145,429
Deferred financing costs	19,135	12,472
Goodwill	189,138	122,069
Broadcast licenses, net	536,515	390,826
Other intangible assets, net	59,686	9,255
Assets held for sale	—	12,505
Other assets	13,189	11,487

Total assets(a)	$1,241,414	$1,081,944

LIABILITIES AND DEFICIT
Current liabilities:
Current portion of long-term debt	$10,756	$253,856
Accounts payable	18,955	10,972
Accrued expenses	154,012	38,578
Deferred income tax liabilities	168,219	—
Program obligations	10,770	9,892
Liabilities held for sale	—	3,719

Total current liabilities	362,712	317,017
Long-term debt, excluding current portion	879,471	614,861
Deferred income tax liabilities	40,556	167,371
Program obligations	4,281	3,874
Liabilities held for sale	—	1,308
Other liabilities	42,716	58,642

Total liabilities(a)	1,329,736	1,163,073

Commitments and Contingencies (Note 15)
Redeemable noncontrolling interest	3,242	3,503
LIN TV Corp. stockholders' deficit:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, Issued: 35,672,528 and 34,650,169 shares as of December 31, 2012 and 2011, respectively Outstanding: 30,724,869 and 33,012,351 shares as of December 31, 2012 and 2011, respectively	313	309
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,401,726 shares as of December 31, 2012 and 2011, issued and outstanding; convertible into an equal number of shares of class A or class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares as of December 31, 2012 and 2011, issued and outstanding; convertible into an equal number of shares of class A common stock	—	—
Treasury stock, 4,947,659 and 1,637,818 shares of class A common stock as of December 31, 2012 and 2011, respectively, at cost	(21,984)	(10,598)
Additional paid-in capital	1,129,691	1,121,589
Accumulated deficit	(1,164,435)	(1,157,390)
Accumulated other comprehensive loss	(35,384)	(38,777)

Total deficit	(91,564)	(84,632)

Total liabilities and deficit	$1,241,414	$1,081,944

(a)
Our consolidated assets as of December 31, 2012 and 2011 include total assets of $60,380 and $10,688, respectively, of variable interest entities ("VIEs") that can only be used to settle the obligations of the VIEs. These assets include broadcast licenses and other intangible assets of $46,604 and $7,815 and program rights of $2,060 and $1,574 as of December 31, 2012 and 2011, respectively. Our consolidated liabilities as of December 31, 2012 and 2011 include $5,440 and $2,490, respectively, of total liabilities of the VIEs for which the VIE's creditors have no recourse to the Company, including $1,967 and $1,884, respectively, of program obligations. See further description in Note 1—"Basis of Presentation and Summary of Significant Accounting Policies."

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Net revenues	$553,462	$400,003	$408,190
Operating expenses:
Direct operating	160,222	130,618	119,159
Selling, general and administrative	125,267	103,770	102,063
Amortization of program rights	23,048	21,406	22,719
Corporate	34,246	26,481	23,943
Depreciation	32,149	26,246	27,013
Amortization of intangible assets	6,364	1,199	1,549
Restructuring	1,009	707	3,136
Loss (gain) from asset dispositions	96	472	(3,231)

Operating income	171,061	89,104	111,839
Other expense:
Interest expense, net	46,683	50,706	51,525
Share of loss in equity investments	98,309	4,957	169
(Gain) loss on derivative instruments	—	(1,960)	1,898
Loss on extinguishment of debt	3,341	1,694	2,749
Other expense (income), net	237	51	(728)

Total other expense, net	148,570	55,448	55,613
Income before provision for (benefit from) income taxes	22,491	33,656	56,226
Provision for (benefit from) income taxes	40,463	(16,045)	20,045

(Loss) income from continuing operations	(17,972)	49,701	36,181
Discontinued operations:
(Loss) income from discontinued operations, net of a (benefit from) provision for income taxes of $(541), $(595) and $181 for the years ended December 31, 2012, 2011 and 2010, respectively	(1,018)	(920)	317
Gain on sale of discontinued operations, net of a provision for income taxes of $6,223 for the year ended December 31, 2012	11,389	—	—

Net (loss) income	(7,601)	48,781	36,498
Net (loss) income attributable to noncontrolling interests	(556)	204	—

Net (loss) income attributable to LIN TV Corp.	$(7,045)	$48,577	$36,498

Basic (loss) income per common share attributable to LIN TV Corp.:
(Loss) income from continuing operations attributable to LIN TV Corp.	$(0.32)	$0.89	$0.67
(Loss) income from discontinued operations, net of tax	(0.02)	(0.02)	0.01
Gain on the sale of discontinued operations, net of tax	0.21	—	—

Net (loss) income attributable to LIN TV Corp.	$(0.13)	$0.87	$0.68

Weighted-average number of common shares outstanding used in calculating basic (loss) income per common share	54,130	55,768	53,978
Diluted (loss) income per common share attributable to LIN TV Corp.:
(Loss) income from continuing operations attributable to LIN TV Corp.	$(0.32)	$0.87	$0.65
(Loss) income from discontinued operations, net of tax	(0.02)	(0.02)	0.01
Gain on the sale of discontinued operations, net of tax	0.21	—	—

Net (loss) income attributable to LIN TV Corp.	$(0.13)	$0.85	$0.66

Weighted-average number of common shares outstanding used in calculating diluted (loss) income per common share	54,130	57,079	55,489

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net (loss) income	$(7,601)	$48,781	$36,498
Pension net gain (loss), net of tax of $(2,132), $6,912, and $1,720 for the years ended December 31, 2012, 2011 and 2010, respectively	3,393	(10,838)	(2,538)
Unrealized gain on cash flow hedge, net of tax of $1,603 for the year ended December 2010	—	—	2,516

Comprehensive (loss) income	(4,208)	37,943	36,476
Comprehensive (loss) income attributable to noncontrolling interest	(556)	204	—

Comprehensive (loss) income attributable to LIN TV Corp.	$(3,652)	$37,739	$36,476

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Stockholders' Deficit

(in thousands, except share data)

	Common Stock
	Class A		Class B		Class C					Accumulated Other Comprehensive Loss
							Treasury Stock (at cost)	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	34,650,169	$309	23,401,726	$235	2	$—	$(10,598)	$1,121,589	$(1,157,390)	$(38,777)	$(84,632)
Pension net losses, net of tax of $2,132	—	—	—	—	—	—	—	—	—	3,393	3,393
Stock-based compensation	1,022,359	4	—	—	—	—	—	8,102	—	—	8,106
Purchase of LIN TV Corp. class A common stock	—	—	—	—	—	—	(11,386)	—	—	—	(11,386)
Net loss	—	—	—	—	—	—	—	—	(7,045)	—	(7,045)

Balance at December 31, 2012	35,672,528	$313	23,401,726	$235	2	$—	$(21,984)	$1,129,691	$(1,164,435)	$(35,384)	$(91,564)

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Stockholders' Deficit

(in thousands, except share data)

	Common Stock
	Class A		Class B		Class C					Accumulated Other Comprehensive Loss
							Treasury Stock (at cost)	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	32,509,759	$294	23,502,059	$235	2	$—	$(7,869)	$1,109,814	$(1,205,967)	$(27,939)	$(131,432)
Pension net losses, net of tax of $6,912	—	—	—	—	—	—	—	—	—	(10,838)	(10,838)
Stock-based compensation	890,077	3	—	—	—	—	—	7,014	—	—	7,017
Issuance of LIN TV Corp. class A common stock	1,150,000	12	—	—	—	—	—	4,761	—	—	4,773
Purchase of LIN TV Corp. class A common stock	—	—	—	—	—	—	(2,729)	—	—	—	(2,729)
Class B common stock conversion to class A common stock	100,333	—	(100,333)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	48,577	—	48,577

Balance at December 31, 2011	34,650,169	$309	23,401,726	$235	2	$—	$(10,598)	$1,121,589	$(1,157,390)	$(38,777)	$(84,632)

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Stockholders' Deficit

(in thousands, except share data)

	Common Stock
	Class A		Class B		Class C					Accumulated Other Comprehensive Loss
							Treasury Stock (at cost)	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	30,270,167	$294	23,502,059	$235	2	$—	$(7,869)	$1,104,161	$(1,242,465)	$(27,917)	$(173,561)
Pension net losses, net of tax of $1,720	—	—	—	—	—	—	—	—	—	(2,538)	(2,538)
Unrealized gain on cash flow hedge, net of tax of $1,603	—	—	—	—	—	—	—	—	—	2,516	2,516
Stock-based compensation	2,239,592	—	—	—	—	—	—	5,653	—	—	5,653
Net income	—	—	—	—	—	—	—	—	36,498	—	36,498

Balance at December 31, 2010	32,509,759	$294	23,502,059	$235	2	$—	$(7,869)	$1,109,814	$(1,205,967)	$(27,939)	$(131,432)

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2011	2010
	(in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(7,601)	$48,781	$36,498
Loss (income) from discontinued operations	1,018	920	(317)
Gain on sale of discontinued operations	(11,389)	—	—
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	32,149	26,246	27,013
Amortization of intangible assets	6,364	1,199	1,549
Amortization of financing costs and note discounts	2,589	3,755	4,519
Amortization of program rights	23,048	21,406	22,719
Program payments	(24,258)	(24,622)	(25,066)
Loss on extinguishment of debt	1,830	1,694	2,749
(Gain) loss on derivative instruments	—	(1,960)	1,898
Share of loss in equity investments	98,309	4,957	169
Deferred income taxes, net	38,263	(16,586)	19,501
Stock-based compensation	6,857	6,176	4,863
Loss (gain) from asset dispositions	96	472	(3,231)
Other, net	1,724	754	(2,440)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(33,403)	(8,825)	(8,486)
Other assets	(2,146)	(138)	1,969
Accounts payable	7,983	3,318	1,255
Accrued interest expense	1,746	(851)	3,326
Other liabilities and accrued expenses	6,256	(3,634)	370

Net cash provided by operating activities, continuing operations	149,435	63,062	88,858
Net cash (used in) provided by operating activities, discontinued operations	(2,736)	(402)	1,373

Net cash provided by operating activities	146,699	62,660	90,231

INVESTING ACTIVITIES:
Capital expenditures	(28,230)	(20,069)	(17,449)
Change in restricted cash	255,159	(255,159)	2,000
Payments for business combinations, net of cash acquired	(358,495)	(9,033)	(575)
Proceeds from the sale of assets	79	74	200
Payments on derivative instruments	—	(2,020)	(2,226)
Shortfall loans to joint venture with NBCUniversal	(2,292)	(2,483)	(4,079)
Other investments, net	—	(375)	(1,980)

Net cash used in investing activities, continuing operations	(133,779)	(289,065)	(24,109)
Net cash provided by (used in) investing activities, discontinued operations	29,520	(115)	460

Net cash used in investing activities	(104,259)	(289,180)	(23,649)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	1,314	841	790
Proceeds from borrowings on long-term debt	328,333	417,695	213,000
Principal payments on long-term debt	(322,179)	(175,216)	(274,351)
Payment of long-term debt issue costs	(10,272)	(7,662)	(5,033)
Treasury stock purchased	(11,386)	(2,729)	—

Net cash (used in) provided by financing activities, continuing operations	(14,190)	232,929	(65,594)
Net cash used in financing activities, discontinued operations	—	—	(445)

Net cash (used in) provided by financing activities	(14,190)	232,929	(66,039)

Net increase in cash and cash equivalents	28,250	6,409	543
Cash and cash equivalents at the beginning of the period	18,057	11,648	11,105

Cash and cash equivalents at the end of the period	$46,307	$18,057	$11,648

The accompanying notes are an integral part of the consolidated financial statements.

LIN TV Corp.

Notes to Consolidated Financial Statements

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

Principles of consolidation

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

        LIN TV has no independent assets or operations. We guarantee all of LIN Television's debt. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television's Senior Secured Credit Facility, 8 3/8% Senior Notes due 2018 (the "8 3/8% Senior Notes") and 6 3/8% Senior Notes due 2021 (the "6 3/8% Senior Notes") on a joint-and-several basis, subject to customary release provisions.

        Our consolidated financial statements reflect the operations of WWHO-TV in Columbus, OH and WUPW-TV in Toledo, OH as discontinued for all periods presented. See Note 3—"Discontinued Operations" for further discussion of our discontinued operations.

        The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. Our significant accounting policies are described below.

        The accompanying consolidated financial statements include the accounts of our Company, our wholly-owned and majority-owned and controlled subsidiaries, and variable interest entities ("VIEs") for which we are the primary beneficiary. We review all local marketing agreements ("LMAs"), shared services agreements ("SSAs") or joint sales agreements ("JSAs"), to evaluate whether consolidation of entities party to such arrangements is required. All intercompany accounts and transactions have been eliminated. We conduct our business through our subsidiaries and have no operations or assets other than our investment in our subsidiaries and equity-method investments. We operate in one reportable segment.

Joint Venture Sale Transaction

        On February 12, 2013, we, along with our wholly-owned subsidiaries LIN Television and LIN Texas entered into and closed the JV Transaction Agreement with Comcast Corporation, affiliates of NBCUniversal, the GE Parties and SVH, a joint venture with NBCUniversal. SVH holds a 99.75% interest in Station Venture Operations, LP ("SVO"), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture. The JV Transaction Agreement effected a series of transactions whereby (i) in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations related to any shortfall funding agreements, (ii) LIN Television transferred its right to prior unsecured shortfall fundings made to SVH, and (iii) LIN Texas sold its 20.38% equity interest in SVH for $1.00, all of which are described further in Note 4—"Investments" (collectively, the "JV Sale Transaction").

        As a result, as of December 31, 2012 we accrued for the $100 million payment to SVH to secure the release of the guarantee and accounted for the related income tax consequences. As noted in Note 18—"Subsequent Events" to our consolidated financial statements, in February 2013, we issued $60 million of new debt, and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million payment. As a result of the JV Sale Transaction, LIN TV, after utilizing all of its

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

available Federal net operating loss ("NOL") carryforwards to offset the taxable gain recognized in such transaction, has an approximate $163 million short-term deferred federal and state tax liability remaining associated with the JV Sale Transaction as of December 31, 2012. Management's plans with regard to the $163 million tax liability are presented below.

        Concurrent with the closing of the JV Sale Transaction, we also entered into an Agreement and Plan of Merger (the "Merger Agreement") with LIN LLC to effect the Merger. The Merger, which is subject to shareholder approval (among other closing conditions), is expected to enable LIN LLC to be classified as a partnership for federal income tax purposes, and such change in classification would be treated as a liquidation of LIN TV for federal income tax purposes with the result that LIN TV would recognize a gain or loss, as applicable, in its 100% equity interest in LIN Television. As a result, LIN TV is expected to realize a capital loss between its tax basis in the stock of its subsidiary, LIN Television, and the fair market value of this stock at the closing of this transaction.

        In the event that LIN TV does not complete the Merger for any reason, or if the Merger does not generate a capital loss sufficient to offset fully the capital gain from the JV Sale Transaction, due to LIN TV's stock price at the time of the Merger, LIN TV could incur cash income taxes of up to $163 million related to the JV Sale Transaction, payable beginning in 2013. If necessary, we would seek to fund the current federal and state tax liabilities, and any interest and penalties for late payment of taxes, through cash generated from operations, amounts available under our revolving credit facility, and additional borrowings. There can be no assurance that additional borrowings, will be available on acceptable terms or at all. Should additional borrowings be unavailable, we may defer payment of such tax liabilities into 2014 and incur late payment interest and penalties, and we believe that there may be cost and capital expenditure reduction initiatives available in 2013 and 2014 that, based on our current forecast of operating results, would allow us to generate sufficient cash flows to fund our operations, pay the tax liability and related penalties described above in 2014, and maintain compliance with the financial covenants under our debt obligations into 2014.

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

        We have a JSA and a SSA with WBDT Television, LLC ("WBDT"), a third party licensee, for WBDT-TV in the Dayton, OH market. We also have JSAs and SSAs with affiliates of Vaughan Acquisition LLC ("Vaughan"), a third party licensee, for WTGS-TV in the Savannah, GA market, WYTV-TV in the Youngstown, OH market and KTKA-TV in the Topeka, KS market and with KASY-TV Licensee, LLC ("KASY"), a third-party licensee, for KWBQ-TV in the Santa Fe, NM market, KRWB-TV in the Roswell, NM market and KASY-TV in the Albuquerque, NM market. Under these agreements, we provide sales and administrative services to these stations, have an obligation to reimburse certain of the station expenses, and we are compensated through a performance-based fee structure that provides us the benefit of certain returns from the operation of these stations.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        We determined that WBDT, Vaughan and KASY are VIEs and as a result of the JSAs and SSAs, we have variable interests in these entities. We are the primary beneficiary of these entities, and therefore, we consolidate these entities within our consolidated financial statements.

        The carrying amounts and classifications of the assets and liabilities of the variable interest entities described above, which have been included in our consolidating balance sheets as of December 31, 2012 and 2011 were as follows (in thousands):

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$418	$90
Accounts receivable, net	6,021	1,384
Other assets	2,092	697

Total current assets	8,531	2,171
Property and equipment, net	3,190	419
Broadcast licenses and other intangible assets, net	46,604	7,815
Other assets	2,055	878

Total assets	$60,380	$11,283

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,451	$184
Accounts payable	—	4
Accrued expenses	425	98
Program obligations	2,185	904

Total current liabilities	4,061	1,190
Long-term debt, excluding current portion	3,950	598
Program obligations	1,967	980
Other liabilities	50,402	8,515

Total liabilities	$60,380	$11,283

        The assets of our consolidated VIEs can only be used to settle the obligations of the VIEs, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other liabilities of $50.4 million and $8.5 million as of December 31, 2012 and 2011, respectively, serve to reduce the carrying value of the entities, and are eliminated in our consolidated financial statements. This reflects the fact that as of December 31, 2012 and 2011, LIN Television has an option described below that it may exercise if the Federal Communications Commission ("FCC") attribution rules change. The option would allow LIN Television to acquire the assets or member's interest of the VIE entities for a nominal exercise price, which is significantly less than the carrying value of their tangible and intangible net assets.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Use of estimates

        The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, assumptions used to determine fair value of financial instruments, amortization and impairment of program rights and intangible assets, stock-based compensation and other long-term incentive compensation arrangements, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, including shortfall funding liabilities to the joint venture previously held with NBCUniversal, litigation and net assets of businesses acquired.

Cash and cash equivalents

        Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. All of our available cash is on deposit with banking institutions that we believe to be financially sound. We had no material losses on our cash or cash equivalents during 2012. On December 21, 2011, we irrevocably deposited with a trustee the full amount of the redemption price of our 6 1/2% Senior Subordinated Notes as further described in Note 7—"Debt" and subsequently redeemed our 6 1/2% Senior Subordinated Notes during 2012. As a result, we had $0 million and $255.2 million of restricted cash included on our consolidated balance sheets as of December 31, 2012 and 2011, respectively.

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

Nonmonetary exchanges

        We exchange productive assets, such as broadcast equipment, with third parties through nonmonetary exchanges. We recognize gains or losses on nonmonetary exchanges in an amount equal to the difference between the fair value of the assets received and the carrying value of the assets surrendered. For the year ended December 31, 2010, we recognized a gain on the exchange of certain equipment with Sprint Nextel of $3.7 million, which was partially offset by a loss on the disposal of fixed assets.

Equity investments

        Equity investments that we do not have a controlling interest in are accounted for using the equity method. Our share of the net income or loss for these investments, including any equity investment impairments or payments under related guarantees, is included in share of loss from equity investments on our consolidated statement of operations. We review our interest in our equity investments for impairment

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

if there is a series of operating losses or other factors that may indicate that there is a decrease in the value of our investment that is other than temporary.

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

	Year Ended December 31,
	2012	2011	2010
Barter revenue	$4,220	$4,071	$5,214
Barter expense	(4,176)	(3,967)	(4,834)

Advertising expense

        Advertising costs are expensed as incurred. We incurred advertising costs in the amounts of $3.1 million, $2.6 million and $3.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Intangible assets

        Intangible assets primarily include broadcast licenses, network affiliations, customer relationships, completed technology, non-compete agreements and goodwill.

        We consider our broadcast licenses to be indefinite-lived intangible assets and as a result, we test the impairment of our broadcast licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for our broadcast licenses is based on our ability to renew the licenses and that such renewals generally may be obtained indefinitely and at little cost and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the broadcast licenses are expected to continue indefinitely. We proceed directly to the first step of the impairment test without attempting to qualitatively assess whether an impairment was more likely than not. The impairment test consists of a comparison of the fair value of broadcast licenses with their carrying amount on a station-by-station basis using a discounted cash-flow

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

valuation method, assuming a hypothetical start-up scenario. The future value of our broadcast licenses could be significantly impaired by the loss of the corresponding network affiliation agreements. Accordingly, such an event could trigger an assessment of the carrying value of a broadcast license.

        We test the impairment of goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. We proceed directly to the first step of the impairment test without attempting to qualitatively assess whether an impairment was more likely than not. Our reporting units are comprised of each of the markets in which our television stations operate, LIN Digital, and Nami Media. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the reporting unit and prevailing values in the markets for similar assets. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing a hypothetical purchase price allocation, using the reporting unit's fair value (as determined in step one) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recognized in an amount equal to that excess, but not more than the carrying value of the goodwill. An impairment assessment could be triggered by a significant reduction, or a forecast of such reductions, in operating results or cash flows at one or more of our reporting units, a significant adverse change in the national or local advertising marketplaces in which our television stations operate, or by adverse changes to FCC ownership rules, among other factors. We recorded an impairment charge during 2011, which is more fully described in Note 6—"Intangible Assets".

Long-lived assets

        We periodically evaluate the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. When evaluating assets for potential impairment, we first compare the carrying amount of the asset group to the estimated future cash flows associated with the asset group (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset group, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset group to the asset group's estimated future cash flows (discounted and with interest charges). If required, an impairment loss is recorded for the portion of the asset group's carrying value that exceeds the asset group's estimated future cash flows.

Program rights

        Program rights are recorded as assets when the license period begins and the programs are delivered to our stations for broadcasting, at the gross amount of the related obligations. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as other current assets, while costs of those programs to be broadcast subsequently are considered non-current. Program costs are charged to operations over their estimated broadcast periods in a manner consistent with actual usage.

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

Stock-based compensation

        As of December 31, 2012, we have several stock-based employee compensation plans, which are described more fully in Note 9—"Stock-Based Compensation." We estimate the fair value of stock option awards using a Black-Scholes valuation model. The Black-Scholes valuation model requires us to make assumptions and judgments about the variables used in the calculation, including the option's expected term, the expected volatility of the underlying stock and the number of stock option awards that are expected to be forfeited. The expected term represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Expected volatility is based on historical trends for our class A common stock over the expected term and, prior to 2010, we used the historical trends of our class A common stock over the expected term, as well as a comparison to peer companies. Expected forfeitures are estimated using our historical experience. If future changes in estimates differ significantly from our current estimates, our future stock-based compensation expense and results of operations could be materially impacted.

        The following table presents the stock-based compensation expense included in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Direct operating	$270	$256	$313
Selling, general and adminstrative	1,019	1,266	926
Corporate	5,568	4,654	3,624

Stock-based compensation expense before tax	6,857	6,176	4,863
Income tax benefit (at 35% federal statutory rate)	(2,400)	(2,162)	(1,702)

Net stock-based compensation expense	$4,457	$4,014	$3,161

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

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        When accounting for uncertainty in income taxes, we follow the prescribed recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

Concentration of credit risk

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Concentration of credit risk with respect to cash and cash equivalents and investments are limited as we maintain primary banking relationships with only large nationally recognized institutions. We evaluated the viability of these institutions as of December 31, 2012 and we believe our risk is minimal. Credit risk with respect to trade receivables is limited, as our trade receivables are primarily related to advertising revenues generated from a large diversified group of local and nationally recognized advertisers and advertising agencies. We do not require collateral or other security against trade receivable balances, however, we do maintain reserves for potential bad debt losses, which are based on historical bad debt experience and an assessment of specific risks, and such reserves and bad debts have been within management's expectations for all years presented.

Earnings per share

        Basic earnings per share ("EPS") is computed by dividing income attributable to common stockholders by the number of weighted-average outstanding shares of common stock. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

        The following is a reconciliation of the weighted-average common shares outstanding for purposes of calculating basic and diluted (loss) income per common share (in thousands):

	Year Ended December 31,
	2012	2011	2010
Numerator for earnings per common share calculation:
(Loss) income from continuing operations	(17,972)	49,701	36,181
Net (loss) income attributable to noncontrolling interest included in continuing operations	(556)	204	—

(Loss) income from continuing operations attributable to LIN TV Corp.	(17,416)	49,497	36,181
Income (loss) from discontinued operations, including gain on sale	10,371	(920)	317

Net (loss) income attributable to LIN TV Corp.	(7,045)	48,577	36,498

Denominator for earnings per common share calculation:
Weighted-average common shares, basic	54,130	55,768	53,978
Effect of dilutive securities:
Stock options and restricted stock	—	1,311	1,511

Weighted-average common shares, diluted	54,130	57,079	55,489

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. We have excluded all shares of common stock issuable for stock options and restricted stock from the calculation of diluted earnings per share for the year ended December 31, 2012 because the net loss causes these outstanding shares to be anti-dilutive. Potentially dilutive securities representing 0.4 million shares and 1.8 million shares of common stock issuable for stock options and restricted stock for the years ended December 31, 2011 and 2010, respectively, were excluded from the computation of diluted income per common share for these periods because their effect would have been anti-dilutive. The net (loss) income per share amounts are the same for our class A, class B and class C common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Fair value of financial instruments

        Certain financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value. For certain financial assets and liabilities recorded at fair value on a recurring basis we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. For more information on our assets and liabilities measured at fair value using the prescribed three-level fair value hierarchy see Note 10—"Fair Value Measurements."

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

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Redeemable noncontrolling interest

        The following table presents changes in the redeemable noncontrolling interest related to Nami Media included in our consolidated balance sheets (in thousands):

Redeemable Noncontrolling Interest
Acquisition of redeemable noncontrolling interest	$3,530
Net loss	(27)

Balance as of December 31, 2011	3,503
Net loss	(261)

Balance as of December 31, 2012	$3,242

Recently issued accounting pronouncements

        In July 2012, there were revisions to the accounting standard for impairment tests of indefinite-lived intangible assets other than goodwill. Under the revised standard a company can first perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. A company can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets, and can also bypass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible in any period. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted during 2012 if a company has not yet performed its 2012 annual impairment test or issued its financial statements. We will adopt this guidance effective January 1, 2013, and we do not expect it to have a material impact on our financial position or results of operations.

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

        In May 2011, the fair value accounting standard was amended to change fair value measurement principles and disclosure requirements. The key changes in measurement principles include limiting the concepts of the highest and best use and valuation premise to nonfinancial assets, providing a framework

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

for considering whether a premium or discount can be applied in a fair value measurement, and aligning the fair value measurement of instruments classified within an entity's stockholders' equity with the guidance for liabilities. Disclosures are required for all transfers between Levels 1 and 2 within the valuation hierarchy, the use of a nonfinancial asset measured at fair value if its use differs from its highest and best use, the level in the valuation hierarchy of assets and liabilities not recorded at fair value but for which fair value is required to be disclosed, and for Level 3 measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and qualitative discussion about the sensitivity of the measurements. We adopted this guidance effective January 1, 2012, and the adoption did not have an impact on our financial position or results of operations.

Note 2—Acquisitions

New Vision Acquisition

        On October 12, 2012, LIN Television completed its acquisition (the "Acquisition") of television stations in eight markets that were previously owned by affiliates of New Vision Television, LLC ("New Vision") for $334.9 million, subject to certain post-closing adjustments, and including the assumption of $14.3 million of finance lease obligations. As a result of the Acquisition, we now own, operate or service 43 television stations, seven digital channels and a growing portfolio of web sites, applications and mobile products in 23 U.S. markets. Concurrently, Vaughan Acquisition LLC ("Vaughan"), a third-party licensee, completed its acquisition of separately owned television stations (the "Vaughan Acquired Stations") in three markets for $4.6 million from PBC Broadcasting, LLC ("PBC").

        LIN Television also agreed to provide certain services to the Vaughan Acquired Stations pursuant to SSAs with Vaughan. Under the SSAs with Vaughan, we provide sales, administrative and technical services, supporting the business and operation of the Vaughan Acquired Stations in exchange for commissions and fees that provide us the benefit of certain returns from the business of the Vaughan Acquired Stations.

        The aggregate purchase price for these transactions was $339.5 million. Pursuant to the terms of our purchase agreement with New Vision, $33.5 million of the purchase price at closing was funded from amounts previously deposited into escrow. The remaining purchase price was funded from cash on hand and the net proceeds of the issuance and sale of the 6 3/8% Senior Notes as further described in Note 7—"Debt."

        In connection with the Acquisition, on May 4, 2012, when we entered into the purchase agreement for the Acquisition, we also entered into a commitment letter pursuant to which JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC committed to provide up to $265 million under a senior unsecured bridge loan facility. Upon the closing of the Acquisition, we incurred a fee of $4 million related to this commitment. Because we did not make use of the bridge loan facility, this commitment fee was recorded as a charge to our consolidated statement of operations during the fourth quarter of 2012.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 2—Acquisitions (Continued)

        The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by both us and Vaughan in the acquisitions (in thousands):

Program rights assets	$2,040
Property and equipment	102,228
Broadcast licenses	133,120
Definite-lived intangible assets	56,298
Current liabilities	(417)
Non-current liabilities	(2,239)
Long-term debt assumed	(13,989)

Fair value of identifiable net assets acquired	277,041
Goodwill	62,459

Total	$339,500

        The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $30.8 million, favorable leases of $8.6 million, advertiser relationships of $6.1 million, retransmission consent agreements of $7.5 million, and other intangible assets of $3.3 million. These intangible assets will be amortized over the estimated remaining useful lives of approximately 2 years for network affiliations, 32 years for favorable leases, 10 years for advertiser relationships, 5 years for retransmission consent agreements, and a weighted average life of 6 years for other intangible assets.

        The provisional purchase price allocation presented above is based upon all information available to us at the present time, and is based upon management's preliminary estimates of the fair values using valuation techniques including income, cost and market approaches. The purchase price allocation is provisional pending our final determination of the fair values of the assets and liabilities, which we expect will occur within twelve months following the acquisition. Upon the completion of the final purchase price allocation, any reallocation of fair values to the assets acquired and liabilities assumed in the acquisitions could have a material impact on our depreciation and amortization expenses and future results of operations.

        Goodwill of $62.5 million is the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired, and primarily represents the benefits of synergies and economies of scale we expect to realize from the Acquisition. All of the goodwill is deductible for tax purposes.

        The results of operations for the year ended December 31, 2012 include the results of the New Vision stations since October 12, 2012. Net revenues and operating income of the New Vision stations included in our consolidated statements of operations for the year ended December 31, 2012 were $40 million and $11.2 million, respectively.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 2—Acquisitions (Continued)

Pro Forma Information

        The following table sets forth unaudited pro forma results of operations, assuming that the above acquisition, along with transactions necessary to finance the Acquisition, occurred on January 1, 2011 (in thousands):

	2012	2011
Net revenue	$658,163	$514,340
Net (loss) income	(11,720)	23,950
Basic (loss) income per common share attributable to LIN TV Corp.	$(0.22)	$0.43
Diluted (loss) income per common share attributable to LIN TV Corp.	$(0.22)	$0.42

        This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since January 1, 2011. The pro forma adjustments reflect depreciation expense, amortization of intangibles and amortization of program contract costs related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, exclusion of nonrecurring financing and transaction related costs and the related tax effects of the adjustments.

        In connection with the Acquisition, we and New Vision incurred a combined total of $7.3 million of transaction related costs primarily related to legal and other professional services. These costs were not included in the 2012 pro forma amounts. The 2011 pro forma net income was adjusted to include these costs, as they are directly attributable to the Acqusition.

ACME Television Acquisition

        On December 10, 2012, LIN Television acquired certain assets of the ACME Television, LLC ("ACME") television stations KWBQ-TV, KRWB-TV and KASY-TV (collectively the "Acquired Stations"), each of which serves the Albuquerque-Santa Fe, NM market. KASY-TV Licensee, LLC ("KASY"), an unrelated third party, acquired the remaining assets of the Acquired Stations, including the FCC license. The aggregate purchase price for the Acquired Stations is $19.0 million, of which we paid approximately $17.3 million and KASY paid approximately $1.7 million.

        LIN Television also agreed to provide certain services to the Acquired Stations pursuant to shared services arrangements with KASY. Under the shared services arrangements with KASY, we provide sales, administrative and technical services, supporting the business and operation of the Acquired Stations in exchange for commissions and fees that provide us the benefit of certain returns from the business of the Acquired Stations.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 2—Acquisitions (Continued)

        The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by both us and KASY in the acquisitions (in thousands):

Current assets	$1,656
Non-current assets	3,108
Other intangible assets	12,569
Non-current liabilities	(2,858)

Fair value of identifiable net assets acquired	14,475
Goodwill	4,520

Total	$18,995

Nami Media, Inc.

        On November 22, 2011, LIN Television acquired a 57.6% interest (a 50.1% interest calculated on a fully diluted basis) in Nami Media Inc. ("Nami Media"), a digital advertising management and technology company based in Los Angeles, CA. Under the terms of our agreement with Nami Media, we agreed to purchase the remaining outstanding shares of Nami Media in 2014 if Nami Media achieves a target earnings before interest, taxes, depreciation and amortization ("EBITDA") in 2013 as outlined in the purchase agreement. The purchase price of these shares is based on multiples of Nami Media's 2013 net revenues and EBITDA. Our maximum potential obligation under the purchase agreements is $37.4 million. Additionally, if Nami Media does not meet the target EBIDTA in 2013, we have the option to purchase the remaining outstanding shares using the same purchase price multiple. Our obligation to purchase the noncontrolling interest holders' shares is outside of our control, because it is based on Nami Media's achievement of a target EBIDTA in 2013. Therefore, the noncontrolling interest related to Nami Media as of December 31, 2012 and 2011 has been reported as redeemable noncontrolling interest and classified as temporary equity on our consolidated balance sheets. As of the acquisition date, the fair value of the noncontrolling interest was $3.5 million, and was measured based on the purchase price for our 57.6% ownership interest and the net assets acquired as of the acquisition date. As of December 31, 2012, we believe that the fair value of the mandatory purchase obligation is zero and as a result, have not reflected this obligation in our consolidated financial statements.

        In 2014, if we do not purchase the remaining outstanding shares of Nami Media, the noncontrolling interest holders have the right to purchase our interest in Nami Media. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the 2013 EBIDTA target is not met and we do not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to this option are included in our consolidated financial statements as of December 31, 2012 and 2011.

RMM

        On October 2, 2009, LIN Television acquired Red McCombs Media, LP ("RMM"), an online advertising and media services company based in Austin, TX. In connection with the acquisition, we entered into an incentive compensation arrangement with certain key members of management. The arrangement provides payments to those employees based on a computation of EBIDTA generated by RMM during 2012. As of December 31, 2012, we have recognized a current liability of $8.9 million related

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 2—Acquisitions (Continued)

to this incentive compensation arrangement and expect to pay that amount during the second quarter of 2013.

Note 3—Discontinued Operations

WWHO-TV

        On February 16, 2012, we completed the sale of substantially all of the assets of WWHO-TV, our CW affiliate serving Columbus, OH, to Manhan Media, Inc. As of December 31, 2012, no amounts related to WWHO-TV were classified as assets or liabilities held for sale on our consolidated balance sheets. During the year ended December 31, 2012, we recorded a loss on the sale of WWHO-TV of $0.4 million ($0.3 million, net of tax).

WUPW-TV

        On April 21, 2012, we completed the sale of substantially all of the assets of WUPW-TV to WUPW, LLC. As of December 31, 2012, no amounts related to WUPW-TV were classified as assets or liabilities held for sale on our consolidated balance sheets. During the year ended December 31, 2012, we recorded a gain on the sale of WUPW-TV of $18 million ($11.7 million, net of tax).

        The following presents summarized information for the discontinued operations as follows (in thousands):

	Year Ended December 31,
	2012			2011			2010
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total
Net revenues	$440	$2,193	$2,633	$4,236	$7,585	$11,821	$4,433	$7,424	$11,857
Operating (loss) income	(393)	(1,166)	(1,559)	(699)	1,079	380	(586)	1,084	498
Net (loss) income	(252)	(766)	(1,018)	(1,427)	507	(920)	(391)	708	317

Note 4—Investments

Joint Venture with NBCUniversal

        As of December 31, 2012, we held a 20.38% interest in Station Venture Holdings, LLC ("SVH"), a joint venture with NBCUniversal Media, LLC ("NBCUniversal"), and accounted for our interest using the equity method, as we did not have a controlling interest. SVH holds a 99.75% interest in Station Venture Operations, LP ("SVO"), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture.

        As further described in Note 15—"Commitments and Contingencies," on February 12, 2013, LIN TV, LIN Television, and LIN Texas entered into, and simultaneously closed the transactions contemplated by the Transaction Agreement among subsidiaries of NBCUniversal, Comcast Corporation, the GE Parties, and SVH. The Transaction Agreement effected a series of transactions whereby LIN Texas sold its 20.38% equity interest in SVH for $1.00 (collectively, the "JV Sale Transaction").

        At the time of LIN Texas's acquisition of its interest in SVH in 1998, GECC provided secured debt financing to SVH in the form of a $815.5 million non-amortizing senior secured note due 2023 to GECC (the "GECC Note"), and, in connection with SVH's assumption of the GECC Note, LIN TV guaranteed

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 4—Investments (Continued)

the payment of the full amount of principal and interest on the GECC Note (the "GECC Guarantee"). As part of the JV Sale Transaction, LIN Texas made a $100 million capital contribution to SVH and in exchange, we were released from our guarantee of the joint venture's $815.5 million note payable to GECC and any further obligations relating to the shortfall funding agreements. In addition, LIN Television transferred its right to prior unsecured shortfall fundings made to SVH. The $100 million contribution was accrued for and recognized as Share of loss in equity investments in our consolidated statement operations during the year ended December 31, 2012. As of the date of the JV Sale Transaction, neither LIN TV nor any of our direct or indirect subsidiaries have any further investments in or obligations (funding or otherwise) related to SVH, the GECC Note or the GECC Guarantee.

        The following table presents summarized financial information of SVH and SVO (in thousands):

	Year Ended December 31,
	2012	2011	2010
SVO:
Net revenues	$143,474	118,833	$133,222
Operating expenses	(79,124)	(71,350)	(75,960)
Net income before taxes	64,653	47,791	57,546
Net income after taxes	64,515	47,743	57,396
SVH:
Equity in income from limited partnership in SVO	$64,354	47,624	$57,253
Interest and other expense	(69,365)	(68,003)	(67,248)
Net loss	(5,011)	(20,379)	(9,995)
Cash distributions to SVH from SVO	$55,025	53,846	$46,095
Shortfall loans from LIN Television to SVH	2,292	2,483	4,078
Shortfall loans from General Electric Company ("GE") to SVH	8,954	9,701	15,934
	December 31,
	2012	2011
SVH:
Cash and cash equivalents	$—	$63
Non-current assets	209,552	200,223
Current liabilities	544	544
Non-current liabilities(1)	864,927	850,650
Shortfall loans outstanding and accrued interest payable to LIN Television from SVH	$10,080	$7,169
Shortfall loans outstanding and accrued interest payable to NBCUniversal and General Electric from SVH	39,382	28,009

(1)
See Note 15—"Commitments and Contingencies" for further description of the GECC Note.

        In 2008, we recorded an impairment charge that reduced the carrying value of our investment in SVH to $0. Subsequent to the reduction of the SVH carrying value to $0, and as a result of our guarantee of the GECC Note as further described in Note 15—"Commitments and Contingencies", we suspended recognition of equity method losses in our consolidated financial statements.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 4—Investments (Continued)

        During the years ended December 31, 2012 and 2011, based on our estimate of our probable shortfall obligations to the joint venture, we recognized contingent liabilities of $4.2 and $4.7 million, respectively, for the amounts that LIN Television expected to loan to SVH pursuant to the shortfall funding agreements with the GE Parties and NBCUniversal, as further described in Note 15—"Commitments and Contingencies." Because of uncertainty surrounding the joint venture's ability to repay shortfall loans, we concluded that it was more likely than not that the amounts recognized for accrued shortfall loans would not be recovered within a reasonable period of time, and concurrently recognized charges of $4.2 and $4.7 million in 2012 and 2011, respectively, to reflect the impairment of the shortfall loans, which were classified within Share of loss in equity investments in our consolidated statement of operations. As a result of the JV Sale Transaction, as of February 12, 2013, we have no further shortfall funding obligations. Therefore, as of December 31, 2012, the remaining accrued shortfall funding liability of $6 million was also reversed and reflected in the Share of loss in equity investments line of our consolidated statement of operations.

        During the years ended December 31, 2012, 2011 and 2010, pursuant to the shortfall funding agreement with NBCUniversal and the GE Parties as further described in Note 15—"Commitments and Contingencies", we funded shortfall loans in the aggregate principal amount of $2.3 million, $2.5 million and $4.1 million, respectively, representing our 20.38% share of debt service shortfalls during those periods, and NBCUniversal and the GE Parties funded shortfall loans in the aggregate principal amount of $9.0 million, $9.7 million and $15.9 million, respectively, representing their 79.62% share in debt service shortfalls during those periods.

Note 5—Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Land and land improvements	$21,147	$16,220
Buildings and fixtures	176,940	131,993
Broadcast equipment and other	314,011	250,168

Total property and equipment	512,098	398,381
Less accumulated depreciation	(268,503)	(252,952)

Property and equipment, net	$243,595	$145,429

        We recorded depreciation expense of $32.1 million, $26.2 million and $27.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        During the year ended December 31, 2010 we received $0.1 million of equipment and recognized a gain of $3.7 million, which is recorded in loss (gain) from asset dispositions in our consolidated statements of operations, related to an exchange of analog equipment for comparable digital equipment with Sprint Nextel Corporation.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 6—Intangible Assets

        The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

		December 31,
	Weighted-Average Remaining Useful Life (in years)
		2012	2011
Finite-Lived Intangible Assets:
Network affiliations	2	$32,667	$1,875
Customer relationships	12	8,631	2,489
Non-compete agreements	2	1,588	1,588
Completed technology	4	6,370	5,563
Favorable leases	32	8,573	—
Retransmission agreements	5	8,320	788
Other intangible assets	20	9,609	6,660
Accumulated amortization		(16,072)	(9,708)

Net finite-lived intangible assets		$59,686	$9,255

Indefinite-Lived Intangible Assets:
Broadcast licenses		$536,515	$390,826

Summary:
Goodwill		$189,138	$122,069
Broadcast licenses and finite-lived intangible assets, net		596,201	400,081

Total intangible assets		$785,339	$522,150

        We recorded amortization expense of $6.4 million, $1.2 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The following table summarizes the projected aggregate amortization expense for the next five years and thereafter (in thousands):

Projected Aggregate Amortization Expense
For the years ended December 31,
2013	$21,627
2014	14,341
2015	4,283
2016	3,873
2017	2,205
Thereafter	13,357

Total	$59,686

        There were no events during 2012, 2011 and 2010 to warrant the performance of an interim impairment test of our indefinite-lived intangible assets. We recorded a $1.6 million impairment charge related to discontinued operations for the year ended December 31, 2011.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 6—Intangible Assets (Continued)

        The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011, respectively, are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Balance as of January 1, 2012 and 2011, respectively	$122,069	$117,259
Additions	67,069	4,810

Goodwill	741,464	674,395
Accumulated impairment losses	(552,326)	(552,326)

Balance as of December 31, 2012 and 2011, respectively	$189,138	$122,069

Note 7—Long-term Debt

        Debt consisted of the following (in thousands):

	December 31,
	2012	2011
Senior Secured Credit Facility:
Revolving credit loans	$—	$35,000
$125,000 Term loans, net of discount of $435 and $604 as of December 31, 2012 and 2011, respectively	124,565	124,396
$257,400 and $260,000 Incremental term loans, net of discount of $2,020 and $2,594 as of December 31, 2012 and 2011, respectively	255,380	257,406
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	—
6 1/2% Senior Subordinated Notes due 2013	—	166,773
$0 and $85,426 6 1/2% Senior Subordinated Notes due 2013—Class B, net of discount of $0 and $1,228 as of December 31, 2012 and 2011, respectively	—	84,198
Capital lease obligations	14,881	162
Other debt	5,401	782

Total debt	890,227	868,717
Less current portion	10,756	253,856

Total long-term debt	$879,471	$614,861

Senior Secured Credit Facility

        Our senior secured credit facility is comprised of a six-year, $125 million term loan and a five-year, $75 million revolving credit facility, and bears interest at a rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 1/2 of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin based upon our Consolidated Senior Secured Leverage Ratio, currently set at 2.75% and 1.75% for LIBOR based loans and ABR rate loans, respectively. Lastly, the unused portion of the revolving credit facility is subject to a commitment fee

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

based upon our Consolidated Senior Secured Leverage Ratio, currently set at 0.375% for both LIBOR based loans and ABR rate loans.

        Our senior secured credit facility also includes a seven-year, $260 million tranche B incremental term loan facility and a $60 million tranche B-2 incremental term facility that was funded on February 12, 2013 in connection with the JV Sale Transaction, each of which is subject to the terms of our Credit Agreement. Borrowings under the incremental term loan facility were used (i) to pay the call price for our redemption of all of our remaining 6 1/2% Senior Subordinated Notes, as described below, and (ii) to pay accrued interest, fees and expenses associated with the redemption. Borrowings under the incremental term loan facility bear interest at a rate based, at our option, on an adjusted LIBOR rate, plus an applicable margin of 3%; or an adjusted Base Rate, plus an applicable margin of 2%; provided that the adjusted LIBOR rate and the adjusted Base Rate shall at no time be less than 1% and 2%, respectively

        On December 24, 2012, we entered into an amendment to our Credit Agreement (the "Credit Agreement"), dated as of October 26, 2011, as amended on December 19, 2011, by and among LIN Television, JPMorgan Chase Bank, N.A., as Administrative Agent, and the banks and other financial institutions party thereto, which (1) replaced our $257.4 million tranche B term loan maturing in December 2018 with a new tranche B term loan of the same maturity which bears interest at a reduced rate and (2) made certain other changes to the Credit Agreement, including changes to the financial covenants therein that are favorable to LIN Television and its affiliates and (3) extended the maturity for a $60 million tranche of our revolving credit facility to October 2017. We paid customary fees and expenses in connection with the closing of such amendment in the amount of $1.7 million. As a result of this amendment, we recorded a loss on extinguishment of debt of $1.2 million associated with a write-down of deferred financing fees and unamortized discount to our consolidated statement of operations during the year ended December 31, 2012.

        The terms of the Credit Agreement provide for customary representations and warranties, affirmative and negative covenants (including financial covenants), and events of default. The Credit Agreement also provides for the payment of customary fees and expenses by us. The credit facilities available under the Credit Agreement can be accelerated upon events of default and require the term loans to be prepaid under certain circumstances with amounts determined by reference to the proceeds from certain asset sales (subject to reinvestment rights), the incurrence of certain indebtedness and a percentage of annual excess cash flow.

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

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

        The Credit Agreement governing our senior secured credit facility also requires on an annual basis, following the delivery of our year-end financial statements, and commencing after the year ended December 31, 2012, mandatory prepayments of principal of the term loans based on a computation of excess cash flow for the preceding fiscal year, as more fully described in the Credit Agreement. However, based on the excess cash flow computation for the year ended December 31, 2012, we will not be required to make such prepayments during the year ending December 31, 2013.

        The incremental term loan facility is a senior secured obligation and ranks senior in right of payment to our existing and future subordinated indebtedness. The incremental term loan facility is guaranteed and secured on the same basis as the other credit facilities under the Credit Agreement. If we do not refinance, redeem or discharge our 8 3/8% Senior Notes on or prior to January 15, 2018, then, in such event, the maturity of the incremental term loan facility will be accelerated from December 21, 2018 to January 15, 2018.

        The following table summarizes certain key terms including the LIBOR-based borrowing rates of our senior secured credit facility as of the date of this report (in thousands):

	Credit Facility
	Revolving Facility	Term Loans	Incremental Term Loans
Final maturity date	10/26/2017	10/26/2017	12/21/2018
Available balance as of December 31, 2012	$75,000	$—	$—
Interest rates as of December 31, 2012:
Interest rate	0.21%	0.21%	1.00%
Applicable margin	2.75%	2.75%	3.00%

Total	2.96%	2.96%	4.00%

2009 Senior Secured Credit Facility

        During the years ended December 31, 2011 and 2010, we recorded a loss on extinguishment of debt of $0.2 million and $2.7 million, respectively, consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans under our 2009 senior secured credit facility.

8 3/8% Senior Notes

8 3/8% Senior Notes
Final maturity date	4/15/2018
Annual interest rate	8.375%
Payable semi-annually in arrears	April 15th
October 15th

        Our 8 3/8% Senior Notes are unsecured but rank equally in right of payment with all senior secured indebtedness and senior to all subordinated indebtedness.

        The indenture governing our 8 3/8% Senior Notes contains covenants limiting our ability and the ability of our restricted subsidiaries to, among other things, incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; create certain liens; merge, consolidate or sell substantially all of our assets; and enter into certain transactions with affiliates. These covenants are subject to certain exceptions and qualifications. The indenture also has change of control provisions which may require our Company to purchase our 8 3/8% Senior Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest. Additionally, if we sell assets under certain circumstances, we will be required to make an offer to purchase our 8 3/8% Senior Notes at their face amount, plus accrued and unpaid interest, if any, through the purchase date.

6 3/8% Senior Notes

6 3/8% Senior Notes
Final maturity date	1/15/2021
Annual interest rate	6.375%
Payable semi-annually in arrears	January 15th
July 15th

        On October 12, 2012, we completed the issuance and sale of $290 million in aggregate principal amount of our 6 3/8% Senior Notes. The net proceeds of our 6 3/8% Senior Notes were used to fund the remaining purchase price for the Acquisition as further described in Note 2—"Acquisitions."

        Our 6 3/8% Senior Notes are unsecured but rank pari passu in right of payment with all senior secured indebtedness and senior to all subordinated indebtedness.

        The indenture governing our 6 3/8% Senior Notes contains covenants limiting our ability and the ability of our restricted subsidiaries to, among other things, incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; create certain liens; merge, consolidate or sell substantially all of our assets; and enter into certain transactions with affiliates. These covenants are subject to certain exceptions and qualifications. The indenture also has change of control provisions which may require our Company to purchase our 6 3/8% Senior Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest. Additionally, if we sell assets under certain circumstances, we will be required to make an offer to purchase our 6 3/8% Senior Notes at their face amount, plus accrued and unpaid interest, if any, through the purchase date.

6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B

        During the years ended December 31, 2012 and 2011, we redeemed $252 million and $165 million, respectively, of our 6 1/2% Senior Subordinated Notes. The redemption of these notes, at par, was funded in part by proceeds from the term loan, incremental term loan, the revolving credit facility and cash on hand. As a result of these redemptions, during the years ended December 31, 2012 and 2011, we recorded a loss on extinguishment of debt of $2.1 million and $1.5 million, respectively, associated with a write-down of deferred financing fees and unamortized discount to our consolidated statement of operations.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

Capital Lease Obligations

        As part of the transactions further described in Note 2—"Acquisitions," we assumed $14.9 million in capital lease obligations related to buildings and equipment. These leases mature over a period of 4 to 19 years and are payable in monthly installments.

Other Debt

        During the year ended December 31, 2012, Vaughan, a consolidated VIE, entered into a term loan with an unrelated third party in an original principal amount of $4.6 million to fund a portion of the purchase price for the acquisition of certain assets of PBC. This term loan matures in equal quarterly installments through October 2017. LIN Television fully and unconditionally guarantees this loan.

        During the year ended December 31, 2012, KASY, a consolidated VIE, entered into a term loan with an unrelated third party in an original principal amount of $1.7 million to fund a portion of the purchase price for the acquisition of certain assets of ACME. This term loan matures in equal quarterly installments through December 2017. LIN Television fully and unconditionally guarantees this loan.

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

Repayment of Principal

        The following table summarizes scheduled future principal repayments on our debt agreements and capital leases (in thousands):

	Revolving Facilities		Term Loans	Incremental Term Loans		8 3/8% Senior Notes	6 3/8% Senior Notes	Finance Leases	Other Debt	Total
Final maturity date	10/26/2017		10/26/2017	12/21/2018		4/15/2018	1/15/2021	Various	Various
2013	$—		$6,250	$3,200		$—	$—	$453	$1,450	$11,353
2014	—		12,500	3,200		—	—	421	1,450	17,571
2015	—		18,750	3,200		—	—	457	1,450	23,857
2016	—		25,000	3,200		—	—	596	702	29,498
2017	5,000	(1)	62,500	3,200		—	—	533	349	71,582
2018 and thereafter	—		—	301,400	(1)	200,000	290,000	12,421	—	803,821

Total	$5,000		$125,000	$317,400		$200,000	$290,000	$14,881	$5,401	$957,682

(1)
Principal payments on debt include $5 million outstanding under our revolving credit facilities, as well as a $60 million incremental term facility that was funded on February 12, 2013, each of which were made in connection with the JV Sale Transaction. These incremental loan amounts were not outstanding as of December 31, 2012 and are not reflected in our balance sheet as of that date.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

        The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues (Level 2 inputs of the three-level fair value hierarchy). The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Revolving credit loans	$—	$—	$35,000	$35,000
Term loans	379,945	380,599	381,802	379,872
Senior notes	490,000	524,500	450,971	444,348
Other debt	5,401	5,401	782	782

Total	$875,346	$910,500	$868,555	$860,002

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

        The 2006 interest rate hedge expired on November 4, 2011. Accordingly, as of December 31, 2012 and 2011, there are no amounts related to the 2006 interest rate hedge included in our consolidated balance sheets.

        As of December 31, 2012, we have no derivative contracts outstanding.

        The following table summarizes our derivative activity (in thousands):

	(Gain) Loss on Derivative Instruments			Other Comprehensive Income, Net of Tax
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Mark-to-Market Adjustments on:
2006 interest rate hedge	$—	$(1,960)	$1,898	$—	$—	$2,516

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 9—Stock-Based Compensation

        We have several stock-based compensation plans, including our 1998 Option Plan, the Amended and Restated 2002 Stock Plan and the Third Amended and Restated 2002 Non-Employee Director Stock Plan (collectively, the "Stock Plans"), that permit us to grant non-qualified options in our class A common stock or restricted stock units, which convert into our class A common stock upon vesting, to certain directors, officers and key employees of our Company. Additionally, we have the Amended and Restated 2010 Employee Stock Purchase Plan ("ESPP") that permits employees to purchase shares of our class A common stock at a discount as further described below.

        Options granted under the Stock Plans vest over a four-year service period, unless otherwise designated by the Compensation Committee upon grant. Options expire ten years from the date of grant. We issue new shares of our class A common stock when options are exercised or from shares that we repurchased pursuant to our Board authorized share repurchase program as further described in Note 12—"Stockholders' Equity". Restricted stock unit awards vest over a five-year service period, unless otherwise designated by the Compensation Committee upon grant. There were 7,790,509 shares authorized for grant under the various Stock Plans and 2,896,347 shares available for future grant as of December 31, 2012. Both the shares authorized and shares available exclude 1,552,983 shares under plans in effect prior to 2002 from which we do not intend to re-grant and consider unavailable for future grants.

        The following table presents the stock-based compensation expense included in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Employee stock purchase plan(1)	$(112)	$54	$14
Employee stock options	1,980	1,438	1,197
Restricted stock unit awards	4,896	4,320	2,812
Modifications to stock option agreements	93	364	840

Share-based compensation expense before tax	6,857	6,176	4,863
Income tax benefit (at 35% statutory rate)	(2,400)	(2,162)	(1,702)

Net stock-based compensation expense	$4,457	$4,014	$3,161

(1)
The income during December 31, 2012 is a result of ESPP disqualifications in excess of ESPP expense.

        We did not capitalize any stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010.

        We have not yet recognized compensation expense relating to unvested employee stock options and restricted stock unit awards of $4.4 million and $9.3 million, respectively, which will be recognized over a weighted-average future period of approximately 1.8 years and 1.9 years, respectively.

        During the year ended December 31, 2012, we received $0.7 million from the exercise of stock options and $0.6 million from the purchase of our class A common stock pursuant to our ESPP.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 9—Stock-Based Compensation (Continued)

Stock Options

        The following table provides additional information regarding our stock options for the year ended December 31, 2012 as follows (in thousands, except per share data):

	Shares	Weighted- Average Exercise Price Per Share
Outstanding at the beginning of the year	4,363	$2.79
Granted during the year	963	6.12
Exercised or converted during the year	(284)	2.48
Forfeited during the year	(112)	4.38
Expired during the year	(36)	4.02

Outstanding at the end of the year	4,894	3.42

Exercisable or convertible at the end of the year	3,116	2.47

        As of December 31, 2012, the weighted-average remaining contractual life of the options outstanding and the options exercisable was 7.6 years and 6.7 years, respectively. Additionally, as of December 31, 2012, the aggregate intrinsic value of the options outstanding and the options exercisable was $19.5 million and $15.4 million, respectively. The intrinsic value in the table above represents the total pre-tax intrinsic value based on our closing price as of December 31, 2012, which would have been received by the option holders had all option holders exercised their options and immediately sold their shares on that date.

        The fair value of each stock option grant or modification is estimated on the date of grant or modification using a Black-Scholes valuation model, which incorporates the following assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected term(1)	5 to 6 years	5 to 6 years	5 to 6 years
Expected volatility(2)	98% to 99%	97% to 99%	95% to 96%
Expected dividends	$0.00	$0.00	$0.00
Risk-free rate(3)	0.6% to 1.1%	0.9% to 2.6%	1.9% to 2.7%

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

        During the years ended December 31, 2012, 2011 and 2010, we recognized stock-based compensation expense for a modification to our stock option agreements of $0.1 million, $0.4 million and $0.8 million, respectively, as a result of an exchange offer we completed in 2009.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 9—Stock-Based Compensation (Continued)

Restricted Stock Unit Awards

        The following table provides additional information regarding the restricted stock unit awards for the year ended December 31, 2012 (in thousands, except per share data):

	Shares	Weighted- Average Price Per Share
Unvested at the beginning of the year	2,579	$5.75
Granted during the year	675	6.61
Vested during the year	(851)	5.85
Forfeited during the year	(109)	5.34

Unvested at the end of the year	2,294	5.98

        The following table provides further information for both our restricted stock unit and stock option awards (in thousands):

	Year Ended December 31,
	2012	2011	2010
Total fair value of awards granted	$10,347	$4,983	$16,057
Total intrinsic value of awards exercised	865	225	796
Total fair value of awards vested	7,718	7,522	6,786

Employee Stock Purchase Plan

        Under the terms of our ESPP, our eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase shares of our class A common stock. The purchase price of each share is 85% of the average of the high and low per share trading price of our class A common stock on the NYSE on the last trading day of each month during the offering period. There were 735,000 shares authorized for grant under this plan and there were 293,000 shares available for future grant as of December 31, 2012. During the year ended December 31, 2012, 2011 and 2010, employees purchased 173,244, 187,350 and 81,420 shares, respectively, at a weighted-average price of $3.55, $3.38 and $3.92, respectively.

Note 10—Fair Value Measurements

        We record the fair value of certain financial assets and liabilities on a recurring basis. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 10—Fair Value Measurements (Continued)

consolidated financial statements using the prescribed three-level fair value hierarchy as of December 31, 2012 and 2011 (in thousands):

	(Level 2)	(Level 3)	Total
December 31, 2012:
Assets:
Deferred compensation related investments	$619	$2,461	$3,080
December 31, 2011:
Assets:
Deferred compensation related investments	$552	$1,405	$1,957

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

Note 11—Retirement Plans

401(k) Plan

        We provide a defined contribution plan ("401(k) Plan") for eligible employees. Effective January 1, 2010, we began making a 3% non-elective contribution for all eligible employees, which vests 100% after two years of service. Historically, we made contributions to the 401(k) Plan on behalf of employee groups that were not covered by our defined benefit retirement plan matching 50% of the employee's contribution up to 6% of the employee's total annual compensation. These contributions vested in 20% annual increments until the employee was 100% vested after five years of service. Company contributions to our 401(k) Plan were suspended during 2009 and were resumed effective January 1, 2010. We contributed $3.9 million, $3.6 million and $3.5 million to the 401(k) Plan in the years ended December 31, 2012, 2011 and 2010, respectively. Effective July 1, 2010, we also made available to certain employees, including our executive officers, the LIN Television Corporation Supplemental Income Deferral Plan. This plan provides benefits to highly compensated employees in circumstances in which the maximum limits established under the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code prevent them from receiving Company contributions. We contributed $0.5 million, $0.2 million and $0.4 million to this plan during the years ended December 31, 2012, 2011 and 2010, respectively.

Supplemental Income Deferral Plan

        Effective as of July 1, 2010, eligible executives, are entitled to participate in the Supplemental Income Deferral Plan ("SIDP"). The SIDP allows eligible executive officers to defer 5% - 80% of their base salaries and 5% - 100% of their annual non-equity incentive awards on a tax-deferred basis and receive tax-deferred market-based growth. In 2012, the Company made contributions to the SIDP for each of the named executive officers in amounts equal to 5% of their base salary and non-equity incentive plan compensation.

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

        Effective April 1, 2009, this plan was frozen and we do not expect to make additional benefit accruals to this plan, however we continue to fund our existing vested obligations. We contributed $7.4 million, $5.4 million and $5.4 million to our pension plan during the years ended December 31, 2012, 2011 and 2010, respectively. We anticipate contributing $5.4 million to this plan in 2013.

        We record the unfunded status of our defined benefit plan as a liability. For the years ended December 31, 2012 and December 31, 2011, each plan was underfunded. The plan assets and benefit obligations of our defined benefit plan are recorded at fair value as of December 31, 2012. Information regarding the change in the projected benefit obligation, the accumulated benefit obligation and the change in the fair value of plan assets for our traditional defined benefit plan and our cash balance plan are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$133,047	$116,587
Service cost	—	—
Interest cost	5,379	5,872
Actuarial loss	1,485	15,098
Benefits paid	(4,942)	(4,510)
Curtailment	—	—

Projected benefit obligation, end of period	$134,969	$133,047

Accumulated benefit obligation	$134,969	$133,047

Change in plan assets
Fair value of plan assets, beginning of period	$82,314	$78,046
Actual return on plan assets	11,621	3,419
Employer contributions	7,419	5,359
Benefits paid	(4,942)	(4,510)

Fair value of plan assets, end of period	$96,412	$82,314

Unfunded status of the plan	$(38,557)	$(50,733)

Total amount recognized as accrued benefit liability	$(38,557)	$(50,733)

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans (Continued)

        The following table includes the pension related accounts recognized on our consolidated balance sheets and the components of accumulated other comprehensive loss related to the net periodic pension benefit costs as follows (in thousands):

	December 31,
	2012	2011
Other accrued expenses (current)	$(373)	$(391)
Other liabilities (long-term)	(38,184)	(50,342)

Total amount recognized as accrued pension benefit liability	$(38,557)	$(50,733)

Accumulated other comprehensive loss:
Net loss, net of tax benefit of $13,594 and $15,727 for the years ended December 31, 2012 and 2011, respectively	$29,624	$33,017
Pension tax liability	5,760	5,760

Accumulated other comprehensive loss related to net periodic pension benefit cost	$35,384	$38,777

        The total net loss of $29.6 million, which is net of tax, relates to deferred actuarial losses from changes in discount rates, differences between actual and assumed asset returns, and differences between actual and assumed demographic experience (rates of turnover, retirement rates, mortality rates and prior to the plan freeze, rates of compensation increases). During 2013, we expect to amortize net losses of $1.7 million, which are included in accumulated other comprehensive loss as of December 31, 2012.

        The following table includes other changes in plan assets and benefit obligations that were recognized in other comprehensive income (loss) (in thousands):

	December 31,
	2012	2011
Net gain (loss)	$3,947	$(18,503)
Amortization of net actuarial loss	1,578	753

Total amount recognized in other comprehensive income (loss)	$5,525	$(17,750)

        Components of net periodic pension benefit cost were (in thousands):

	Year Ended December 31,
	2012	2011	2010
Service cost	$—	$—	$—
Interest cost	5,379	5,872	6,092
Expected return on plan assets	(6,190)	(6,824)	(6,446)
Amortization of prior service cost	—	—	—
Amortization of net loss	1,579	754	376

Net periodic benefit cost	$768	$(198)	$22

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans (Continued)

        Our expected future pension benefit payments for the next 10 years are as follows (in thousands):

Expected Future Pension Benefit Payments
For Years Ended December 31,
2013	$5,551
2014	5,630
2015	5,849
2016	5,991
2017	6,001
2018 through 2022	36,961

        Weighted-average assumptions used to estimate our pension benefit obligations and to determine our net periodic pension benefit cost are as follows:

	Year Ended December 31,
	2012	2011	2010
Discount rate used to estimate our pension benefit obligation	3.60% - 4.00%	3.90% - 4.20%	5.25%
Discount rate used to determine net periodic pension benefit	3.90% - 4.20%	5.25%	5.75%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate-of-return on plan assets	7.00%	7.00%	8.00%

        For the discount rate for the years ended December 31, 2012 and 2011, we used a custom bond modeler that develops a hypothetical portfolio of high quality corporate bonds, rated AA- and above by Standard & Poor's, that could be purchased to settle the obligations of the plan. The yield on this hypothetical portfolio represents a reasonable rate to value our plan liability. Prior to 2011, we used the Citigroup Pension Discount Curve to aid in the selection of our discount rate, which we believe reflects the weighted rate of a theoretical high quality bond portfolio consistent with the duration of the cash flows related to our pension liability.

        We considered the current levels of expected returns on a risk-free investment, the historical levels of risk premium associated with each of our pension asset classes, the expected future returns for each of our pension asset classes and then weighted each asset class based on our pension plan asset allocation to derive an expected long-term return on pension plan assets. During the years ended December 31, 2012, 2011 and 2010, our actual rate of return on plan assets was 15.4%, 4.04% and 12.3%.

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

	Target Allocation	Percentage of Plan Assets as of December 31,
Asset Category	2012	2012	2011
Equity securities	60%	55%	60%
Debt securities	40%	45%	40%

	100%	100%	100%

        The following table summarizes our pension plan assets measured at fair value using the prescribed three-level fair value hierarchy as of December 31, 2012 and 2011 (in thousands):

	Significant Observable Inputs
	(Level 2)	Total
December 31, 2012:
Money market fund	$1,092	$1,092
Commingled pools:
U.S. equity	30,034	30,034
International equity	15,241	15,241
REIT	3,875	3,875
High yield bond	2,916	2,916
Emerging markets	6,374	6,374
Investment grade fixed income	36,880	36,880

Total	$96,412	$96,412

December 31, 2011:
Money market fund	$462	$462
Commingled pools:
U.S. equity	26,573	26,573
International equity	9,757	9,757
REIT	3,390	3,390
High yield bond	2,914	2,914
Emerging markets	6,652	6,652
Investment grade fixed income	32,566	32,566

Total	$82,314	$82,314

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

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 12—Stockholders' Equity

        During the year ended December 31, 2011, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $25 million of our class A common stock over a 12 month period. This program was extended by our Board of Directors in November 2012 and was scheduled to expire on the earlier of the completion of all purchases contemplated by the plan or November 14, 2013; however, on February 12, 2013, as a result of entering into the Merger Agreement, we terminated the stock repurchase program. Prior to the termination, during the years ended December 31, 2012 and 2011, we repurchased approximately 3.3 million and 0.8 million shares of our class A common stock, respectively, on the open market for an aggregate purchase price of $11.4 million and $2.7 million, respectively.

        Our class B common stock is convertible into an equal number of shares of our class A common stock in various circumstances. During the year ended December 31, 2012, none of our class B common stock was converted into class A common stock. During the year ended December 31, 2011, approximately 0.1 million shares of our class B common stock were converted into class A common stock.

Note 13—Restructuring

        During the years ended December 31, 2012, 2011 and 2010, we recorded restructuring charges of $2.4 million, $0.7 million and $3.3 million, respectively, as a result of the consolidation of certain activities at our stations and our corporate headquarters. During the years ended December 31, 2012, 2011 and 2010, we made cash payments of $2.2 million, $1.1 million and $2.4 million related to these restructuring actions. We expect to make cash payments of $0.7 million related to these restructuring actions during 2013.

        The activity for these restructuring charges is as follows (in thousands):

	Severance and Related	Contractual and Other	Total
Balance as of December 31, 2010	$914	$8	$922
Charges	690	17	707
Payments	(1,089)	(25)	(1,114)

Balance as of December 31, 2011	$515	$—	$515
Charges	2,414	—	2,414
Payments	(2,212)	—	(2,212)

Balance as of December 31, 2012	$717	$—	$717

Note 14—Related Party Transactions

        During the year ended December 31, 2010, we acquired a non-controlling investment in an interactive service provider that hosts our web sites for $2.0 million. During the years ended December 31, 2012, 2011 and 2010, we incurred charges of $3.1 million, $2.4 million and $1.9 million, respectively, and made cash payments of $2.2 million, $2.2 million and $2.6 million, respectively, to this provider for web hosting services and web site development and customization.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies

Commitments

        We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2036. In addition, we have entered into commitments for future syndicated entertainment and sports programming. Future payments for these non-cancelable operating leases and agreements, and future payments associated with syndicated television programs as of December 31, 2012 are as follows (in thousands):

	Operating Leases and Agreements	Syndicated Television Programming	Total
Year
2013	$28,578	$28,831	$57,409
2014	24,190	17,560	41,750
2015	17,042	3,476	20,518
2016	12,177	999	13,176
2017	10,672	417	11,089
Thereafter	10,222	328	10,550

Total obligations	102,881	51,611	154,492
Less recorded contracts	—	(9,605)	(9,605)

Future contracts	$102,881	$42,006	$144,887

        Rent expense, resulting from operating leases, was $2.5 million, $1.5 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Contingencies

GECC Guarantee and the Merger

        GECC provided debt financing for the joint venture between NBCUniversal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 1, 2013 and 9% per annum thereafter. The GECC Note was an obligation of the joint venture. As of December 31, 2012, we had a 20.38% equity interest in the joint venture and NBCUniversal had the remaining 79.62% equity interest, in which we and NBCUniversal each have a 50% voting interest. NBCUniversal operates two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement. LIN TV had previously guaranteed the payment of principal and interest on the GECC Note.

        In light of the adverse effect of the economic downturn on the joint venture's operating results, from 2009 to 2012, LIN Television entered into the shortfall funding agreements with SVH, the GE Parties and NBCUniversal pursuant to which LIN Television, the GE Parties and NBCUniversal provided shortfall loans to SVH on the basis of each party's percentage of equity interest in SVH in order to fund interest payments on the GECC Note.

        On February 12, 2013, a subsidiary of LIN TV Corp. entered into, and simultaneously closed the transactions contemplated by the Transaction Agreement between subsidiaries of NBCUniversal, the

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

GE Parties, Comcast Corporation, and SVH. The Transaction Agreement effected a series of transactions whereby LIN Television caused a $100 million capital contribution to be made to SVH, LIN TV was released from the GECC guarantee and any further obligations relating to the shortfall funding agreements, and LIN Texas sold its 20.38% equity interest in SVH for $1.00. The Transaction Agreement contains certain indemnifications and obligations with respect to representations and warranties; however, we do not believe they will result in any liability to the Company.

        We reflected the financial impact of the JV Sale Transaction in our consolidated financial statements for the year ended December 31, 2012 by recognizing a $94 million charge, which reflects the net effect of the $100 million capital contribution noted above and the reversal of a $6 million shortfall loan obligation to the joint venture that had previously been recognized. The JV Sale Transaction was recorded as of December 31, 2012 because it was an obligation that was both probable and estimable as of the date of this report.

        As a result of the JV Sale Transaction, during 2013 we will recognize a taxable gain of $715.5 million. After utilizing all of our available Federal NOL carryforwards to offset the taxable income, we have a remaining $163 million short-term deferred federal and state tax liability associated with the JV Sale Transaction as of December 31, 2012. The tax liability represents taxes payable in 2013 in the event that we are unable to complete the Merger as described below.

        On February 12, 2013, we also announced that we entered into an Agreement and Plan of Merger (the "Merger Agreement") with LIN Media LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of LIN TV ("LIN LLC"). Pursuant to the Merger Agreement, and subsequent to shareholder approval, LIN TV will be merged with and into LIN LLC with LIN LLC continuing as the surviving entity (the "Merger"). The Merger is expected to enable LIN TV to be classified as a partnership for federal income tax purposes and such change in classification would be treated as a liquidation of LIN TV for federal income tax purposes with the result that LIN TV would recognize gain or loss, as applicable, in its 100% equity interest in LIN Television.

        As a result of the Merger, which we expect to complete in 2013 (subject to shareholder approval), LIN TV is expected to realize a capital loss between our tax basis in the stock of our subsidiary, LIN Television, and the fair market value of this stock at the closing of the Merger.

        Although we believe it is probable that we will receive the required shareholder approvals to complete the Merger, if we are unable to complete the Merger before the associated federal and state income tax liabilities become due, or if the Merger does not generate sufficient capital losses to offset fully the capital gains from the JV Sale Transaction, due to the trading price of LIN TV's class A common stock at the time of the Merger, LIN TV could incur cash income taxes of $163 million related to the JV Sale Transaction, payable beginning in 2013. For further discussion, see Note 1—"Basis of Presentation and Summary of Significant Accounting Policies."

        See additional information on the risks associated with the Merger in Item 1A. "Risk Factors."

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

Note 16—Income Taxes

        The income before income taxes was solely from domestic operations. The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$21	$543	$340
State	1,571	652	620
Foreign	633	—	—

Total current	$2,225	$1,195	$960

Deferred:
Federal	$33,865	$(25,907)	$18,270
State	4,373	8,667	815

Total deferred	38,238	(17,240)	19,085

Total current and deferred	$40,463	$(16,045)	$20,045

        The following table reconciles the amount that would be calculated by applying the 35% federal statutory rate to income before income taxes to the actual provision for (benefit from) income taxes (in thousands):

	2012	2011	2010
Provision assuming federal statutory rate	$7,871	$11,780	$19,680
State taxes, net of federal tax benefit	5,723	1,790	2,394
State tax law/rate changes, net of federal tax benefit	1,883	5,703	(281)
Change in valuation allowance	(4,622)	(36,541)	(1,181)
Impairment of goodwill	—	—	(220)
Stock compensation	(17)	601	366
Reserve of tax contingencies	633	—	—
Impact of JV Sale Transaction	28,435	—	—
Other	557	622	(713)

	$40,463	$(16,045)	$20,045

Effective income tax rate on continuing operations	179.9%	(47.7)%	35.7%

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 16—Income Taxes (Continued)

        The impact of the JV Sale Transaction is a result of entering into and consummating the transactions contemplated by the JV Transaction Agreement on February 12, 2013, as described further in Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" and in Note 15—"Commitments and Contingencies." The JV Sale Transaction resulted in the recognition of $27.5 million and $0.9 million of incremental short-term deferred federal and state tax liabilities, respectively, in excess of those which were previously established. The financial impact of the JV Sale Transaction and corresponding tax expense of $28.4 million are reflected in our consolidated financial statements for the year ended December 31, 2012.

        The decrease from state tax law/rate changes, net of federal tax benefit, is primarily a result of state tax legislation enacted in Michigan in May 2011, which repealed the Michigan business tax ("MBT"), and implemented a corporate income tax instead, effective January 2012. As a result of the elimination of the MBT, certain future tax deductions that were available to be utilized beginning in 2015, and had been recognized as deferred tax assets in our financial statements, will not be deductible. Therefore, during the year ended December 31, 2011, we recognized incremental deferred income tax expense of $5.1 million, net of federal benefit, for the reversal of these previously established deferred tax assets that did not recur during December 31, 2012. In addition, the 2012 state tax law/rate change, net of federal tax benefit, of $1.9 million is a result of a change in the effective tax rate used to value our deferred tax assets/liabilities.

        The components of the net deferred tax liability are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax liabilities:
Deferred gain related to equity investment in NBC joint venture	$259,049	$265,048
Property and equipment	12,822	11,354
Intangible assets	36,761	20,100
Deferred gain on debt repurchase	18,309	18,378
Noncontrolling interest	549	1,384
Other	7,476	7,614

Total	$334,966	$323,878

Deferred tax assets:
Net operating loss carryforwards	$(110,169)	$(146,911)
Equity investments	(1,554)	(1,467)
Other	(32,625)	(35,800)
Valuation allowance	18,157	23,422

Total	(126,191)	(160,756)

Net deferred tax liabilities	$208,775	$163,122

        We maintain a valuation allowance related to our deferred tax asset position when management believes it is more likely than not that the deferred tax assets will not be realized in the future. Our valuation allowance was $18.2 million as of December 31, 2012, which represents a decrease of $5.3 million for the year ended December 31, 2012. This decrease is primarily attributable to the reversal of a portion of the Company's state valuation allowances relating to 1998 to 2011 net operating losses. These valuation

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 16—Income Taxes (Continued)

allowances were reversed primarily due to the utilization of net operating losses as a result of current year taxable income. Components of our valuation allowance were:

  •
  State net operating loss carryforwards of $13.9 million;

  •
  State deferred tax assets of $0.1 million recorded in connection with the acquisitions of stations in 2005 and 2006; and

  •
  State deferred tax assets of $4.2 million related to the impairment of broadcast licenses and goodwill.

        As of December 31, 2012, we had federal net operating loss carryforwards of approximately $273 million that begin to expire in 2023, of which $142 million was utilized upon completion of the JV Sale Transaction on February 12, 2013. Additionally, we had state net operating loss carryforwards that vary by jurisdiction (tax effected, net of federal benefit) of $13.9 million, expiring through 2031.

  Unrecognized Tax Benefits.

        The Company's uncertain tax positions for the years ended December 31, 2012, 2011, and 2010 are limited to certain unrecognized state and foreign benefits totaling $26.6 million, $26.4 million and $26.6 million, respectively. At December 2012, 2011 and 2010, there are $0.8 million, $0 million and $0 million of unrecognized tax benefits, respectively, that if recognized would reduce the effective tax rate from continuing operations.

        We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2012, 2011 and 2010, we did not recognize or accrue any amounts related to interest and penalties.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$26,381	$26,610	$24,541
Additions for tax positions of current year	1,798	2,386	2,556
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(1,133)	(2,128)	—
Reductions related to settlements with taxing authorities	—	—	—
Reductions related to expiration of the statute of limitations	(487)	(487)	(487)

Balance at end of year	$26,559	$26,381	$26,610

        We file a consolidated federal income tax return and we file numerous other consolidated and separate income tax returns in U.S. state jurisdictions. Tax years 2008-2011 remain open to examination by major taxing jurisdictions.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 17—Accrued Expenses

        Accrued expenses consisted of the following (in thousands):

	December 31,
	2012	2011
Accrued compensation	$11,275	$9,515
Accrued contract costs	3,113	4,997
Accrued interest	7,841	6,095
Accrued shortfall loans to SVH (See Note 15—"Commitments and Contingencies")	—	4,136
Accrued capital contribution to joint venture	100,000	—
Other accrued expenses	31,783	13,835

Total	$154,012	$38,578

Note 18—Subsequent Events

JV Sale Transaction

        On February 12, 2013, we, along with our wholly-owned subsidiaries LIN Television and LIN Texas entered into and closed the JV Transaction Agreement with Comcast Corporation, subsidiaries of NBCUniversal, and the GE Parties pursuant to which we exited our joint venture with NBCUniversal and LIN TV was released from the GECC Guarantee. In exchange, LIN Television caused a $100 million capital contribution to be made to the joint venture, financed by a combination of cash on hand, borrowings under LIN Television's revolving credit facility, and a new $60 million incremental term facility under LIN Television's existing senior secured credit facility.

        Concurrent with the closing of the JV Sale Transaction, we also entered into the Merger Agreement with a newly formed, wholly owned limited liability company subsidiary, LIN LLC. Subject to shareholder approval (among other closing conditions) and pursuant to the Merger Agreement, the Company will be merged with and into LIN LLC with LIN LLC continuing as the surviving entity.

        The Merger will have the effect of converting the form of our organization from a corporation to a limited liability company structure with such conversion treated as a tax liquidation of the Company for federal and state income tax purposes. The Merger is expected to allow us to recognize a capital loss between our tax basis in the stock of LIN Television and the fair market value of this stock at the closing date of this transaction and use such capital loss to offset, in whole or in part, the capital gains recognized in the JV Sale Transaction. See Note 15—"Commitments and Contingencies" for further information on the JV Sale Transaction and Merger.

Stock Repurchase Program

        During the year ended December 31, 2011, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $25 million of our class A common stock over a 12 month period. On February 12, 2013, as a result of entering into the Merger Agreement, we terminated our stock repurchase program.

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 19—Condensed Consolidating Financial Statements

        LIN Television, a 100% owned subsidiary of LIN TV Corp., is the primary obligor of our senior secured credit facility, our 8 3/8% Senior Notes and 6 3/8% Senior Notes, all of which are further described in Note 7—"Debt". LIN TV fully and unconditionally guarantees all of LIN Television's debt on a joint-and-several basis. Additionally, all of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television's senior secured credit facility, 8 3/8% Senior Notes and 6 3/8% Senior Notes, on a joint-and-several basis, subject to customary release provisions. There are certain contractual restrictions on LIN Television's ability to obtain funds in the form of dividends or loans from the non-guarantor subsidiaries.

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

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 19—Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2012
(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$44,625	$573	$1,109	$—	$46,307
Accounts receivable, net	—	87,103	31,144	7,903	—	126,150
Deferred income tax assets	—	67,412	—	97	(67,509)	—
Other current assets	—	4,850	554	2,295	—	7,699

Total current assets	—	203,990	32,271	11,404	(67,509)	180,156
Property and equipment, net	—	199,211	39,534	4,850	—	243,595
Deferred financing costs	—	19,020	—	115	—	19,135
Goodwill	—	166,116	18,518	4,504	—	189,138
Broadcast licenses and other intangible assets, net	—	49,350	496,589	50,262	—	596,201
Advances to consolidated subsidiaries	—	11,934	1,350,322	—	(1,362,256)	—
Investment in consolidated subsidiaries	—	1,554,903	—	—	(1,554,903)	—
Other assets	—	53,987	2,552	1,930	(45,280)	13,189

Total assets	$—	$2,258,511	$1,939,786	$73,065	$(3,029,948)	$1,241,414

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$9,243	$—	$1,513	$—	$10,756
Accounts payable	—	14,335	3,385	1,235	—	18,955
Accrued expenses	—	37,392	115,999	621	—	154,012
Deferred income tax liabilities	—	—	235,728	—	(67,509)	168,219
Program obligations	—	7,479	1,106	2,185	—	10,770

Total current liabilities	—	68,449	356,218	5,554	(67,509)	362,712
Long-term debt, excluding current portion	—	875,512	—	3,959	—	879,471
Deferred income tax liabilities	—	10,910	29,000	646	—	40,556
Program obligations	—	2,222	92	1,967	—	4,281
Intercompany liabilities	—	1,350,322	3,842	8,092	(1,362,256)	—
Accumulated losses in excess of investment in consolidated subsidiaries	91,564	—	—	—	(91,564)	—
Other liabilities	—	42,660	56	45,280	(45,280)	42,716

Total liabilities	91,564	2,350,075	389,208	65,498	(1,566,609)	1,329,736

Redeemable noncontrolling interest	—	—	—	3,242	—	3,242
Total stockholders' (deficit) equity	(91,564)	(91,564)	1,550,578	4,325	(1,463,339)	(91,564)

Total liabilities, redeemable noncontrolling interest and stockholders' (deficit) equity	$—	$2,258,511	$1,939,786	$73,065	$(3,029,948)	$1,241,414

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 19—Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2011
(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$16,571	$653	$833	$—	$18,057
Restricted cash	—	255,159	—	—	—	255,159
Accounts receivable, net	—	62,741	25,470	2,882	—	91,093
Deferred income tax assets	—	3,008	1,160	81	—	4,249
Assets held for sale	—	1,117	2,136	—	—	3,253
Other current assets	—	5,765	285	40	—	6,090

Total current assets	—	344,361	29,704	3,836	—	377,901
Property and equipment, net	—	103,091	41,444	894	—	145,429
Deferred financing costs	—	12,472	—	—	—	12,472
Goodwill	—	99,137	18,518	4,414	—	122,069
Broadcast licenses and other intangible assets, net	—	1,532	386,756	11,793	—	400,081
Deferred income tax assets	—	100,914	—	—	(100,914)	—
Assets held for sale	—	8,734	3,771	—	—	12,505
Advances to consolidated subsidiaries	—	10,027	1,360,824	—	(1,370,851)	—
Investment in consolidated subsidiaries	—	1,551,521	—	—	(1,551,521)	—
Other assets	—	13,937	3,169	1,566	(7,185)	11,487

Total assets	$—	$2,245,726	$1,844,186	$22,503	$(3,030,471)	$1,081,944

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$253,571	$—	$285	$—	$253,856
Accounts payable	—	7,771	2,550	651	—	10,972
Accrued expenses	—	27,541	10,713	324	—	38,578
Program obligations	—	8,472	1,324	96	—	9,892
Liabilities held for sale	—	2,044	1,675	—	—	3,719

Total current liabilities	—	299,399	16,262	1,356	—	317,017
Long-term debt, excluding current portion	—	614,202	—	659	—	614,861
Deferred income tax liabilities	—	—	266,820	1,465	(100,914)	167,371
Program obligations	—	1,375	712	1,787	—	3,874
Liabilities held for sale	—	1,199	109	—	—	1,308
Intercompany liabilities	—	1,360,824	8,416	1,611	(1,370,851)	—
Accumulated losses in excess of investment in consolidated subsidiaries	84,632	—	—	—	(84,632)	—
Other liabilities	—	53,359	5,052	7,416	(7,185)	58,642

Total liabilities	84,632	2,330,358	297,371	14,294	(1,563,582)	1,163,073

Redeemable noncontrolling interest	—	—	—	3,503	—	3,503
Total stockholders' (deficit) equity	(84,632)	(84,632)	1,546,815	4,706	(1,466,889)	(84,632)

Total liabilities, redeemable noncontrolling interest and stockholders' equity (deficit)	$—	$2,245,726	$1,844,186	$22,503	$(3,030,471)	$1,081,944

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 19—Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2012
(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net revenues	$—	$369,779	$181,458	$9,571	$(7,346)	$553,462
Operating expenses:
Direct operating	—	96,504	62,352	5,201	(3,835)	160,222
Selling, general and administrative	—	85,638	37,917	2,152	(440)	125,267
Amortization of program rights	—	16,644	5,437	967	—	23,048
Corporate	—	30,357	3,889	—	—	34,246
Depreciation	—	24,061	7,635	453	—	32,149
Amortization of intangible assets	—	4,139	935	1,290	—	6,364
Restructuring	—	1,009	—	—	—	1,009
Loss (gain) from asset dispositions	—	111	(15)	—	—	96

Operating income (loss)	—	111,316	63,308	(492)	(3,071)	171,061
Other expense (income):
Interest expense, net	—	46,625	—	156	(98)	46,683
Share of loss in equity investments	—	153	98,156	—	—	98,309
Loss on extinguishment of debt	—	3,341	—	—	—	3,341
Intercompany fees and expenses	—	26,549	(26,548)	(1)	—	—
Other, net	—	237	—	—	—	237

Total other expense (income), net	—	76,905	71,608	155	(98)	148,570

Income (loss) from continuing operations before taxes and equity in (loss) income from operations of consolidated subsidiaries	—	34,411	(8,300)	(647)	(2,973)	22,491
Provision for (benefit from) income taxes	—	44,298	(3,320)	(515)	—	40,463

Net loss from continuing operations	—	(9,887)	(4,980)	(132)	(2,973)	(17,972)
Loss from discontinued operations, net	—	(251)	(744)	—	(23)	(1,018)
(Loss) gain on the sale of discontinued operations, net	—	(289)	11,678	—	—	11,389
Equity in (loss) income from operations of consolidated subsidiaries	(7,045)	3,382	—	—	3,663	—

Net (loss) income	(7,045)	(7,045)	5,954	(132)	667	(7,601)
Net loss attributable to noncontrolling interests	—	—	—	(556)	—	(556)

Net (loss) income attributable to LIN TV Corp.	$(7,045)	$(7,045)	$5,954	$424	$667	$(7,045)

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 19—Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Year Ended December 31, 2012
(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net (loss) income	$(7,045)	$(7,045)	$5,954	$(132)	$667	$(7,601)
Pension net gain, net of tax of $(2,132)	3,393	3,393	—	—	(3,393)	3,393

Comprehensive (loss) income	(3,652)	(3,652)	5,954	(132)	(2,726)	(4,208)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(556)	—	(556)

Comprehensive (loss) income attributable to LIN TV Corp.	$(3,652)	$(3,652)	$5,954	$424	$(2,726)	$(3,652)

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

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 19—Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2011
(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net income (loss)	$48,577	$48,577	$52,349	$141	$(100,863)	$48,781
Pension net loss, net of tax of $6,912	(10,838)	(10,838)	—	—	10,838	(10,838)

Comprehensive income (loss)	37,739	37,739	52,349	141	(90,025)	37,943
Comprehensive income attributable to noncontrolling interest	—	—	—	—	204	204

Comprehensive income (loss) attributable to LIN TV Corp.	$37,739	$37,739	$52,349	$141	$(90,229)	$37,739

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 19—Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2010
(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net revenues	$—	$279,117	$130,847	$—	$(1,774)	$408,190
Operating expenses:
Direct operating	—	74,719	45,626	—	(1,186)	119,159
Selling, general and administrative	—	68,455	33,608	—	—	102,063
Amortization of program rights	—	17,021	5,698	—	—	22,719
Corporate	—	21,329	2,614	—	—	23,943
Depreciation	—	20,618	6,395	—	—	27,013
Amortization of intangible assets	—	71	1,478	—	—	1,549
Restructuring charge	—	3,136	—	—	—	3,136
Gain from asset dispositions	—	(2,281)	(950)	—	—	(3,231)

Operating income (loss)	—	76,049	36,378	—	(588)	111,839
Other expense (income):
Interest expense, net	—	51,120	405	—	—	51,525
Share of loss in equity investments	—	169	—	—	—	169
Loss on derivative instruments	—	1,898	—	—	—	1,898
Loss on extinguishment of debt	—	2,749	—	—	—	2,749
Intercompany fees and expenses	—	58,614	(58,614)	—	—	—
Other, net	—	(101)	(627)	—	—	(728)

Total other expense (income), net	—	114,449	(58,836)	—	—	55,613

(Loss) income from continuing operations before taxes and equity in (loss) income from operations of consolidated subsidiaries	—	(38,400)	95,214	—	(588)	56,226
(Benefit from) provision for income taxes	—	(18,041)	38,086	—	—	20,045

Net (loss) income from continuing operations	—	(20,359)	57,128	—	(588)	36,181
(Loss) income from discontinued operations, net	—	(391)	708	—	—	317
Equity in income (loss) from operations of consolidated subsidiaries	36,498	57,248	—	—	(93,746)	—

Net income (loss)	$36,498	$36,498	$57,836	$—	$(94,334)	$36,498

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 19—Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2010
(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net income (loss)	$36,498	$36,498	$57,836	$—	$(94,334)	$36,498
Pension net loss, net of tax of $1,720	(2,538)	(2,538)	—	—	2,538	(2,538)
Unrealized gain on cash flow hedge, net of tax of $1,603	2,516	2,516	—	—	(2,516)	2,516

Comprehensive income (loss)	$36,476	$36,476	$57,836	$—	$(94,312)	$36,476

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 19—Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012
(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
OPERATING ACTIVITIES:
Net cash provided by operating activities, continuing operations	$—	$142,255	$4,998	$2,159	$23	$149,435
Net cash used in operating activities, discontinued operations	—	(471)	(2,242)	—	(23)	(2,736)

Net cash provided by operating activities	—	141,784	2,756	2,159	—	146,699

INVESTING ACTIVITIES:
Capital expenditures	—	(20,158)	(5,709)	(2,363)	—	(28,230)
Change in restricted cash	—	255,159	—	—	—	255,159
Payments for business combinations, net of cash acquired	—	(352,162)	—	(6,333)	—	(358,495)
Proceeds from the sale of assets	—	30	49	—	—	79
Shortfall loan to joint venture with NBCUniversal	—	(2,292)	—	—	—	(2,292)
Advances on intercompany borrowings	—	(2,400)	—	—	2,400	—
Payments from intercompany borrowings	—	20,382	—	—	(20,382)	—

Net cash used in investing activities, continuing operations	—	(101,441)	(5,660)	(8,696)	(17,982)	(133,779)
Net cash provided by investing activities, discontinued operations	—	6,314	23,206	—	—	29,520

Net cash (used in) provided by investing activities	—	(95,127)	17,546	(8,696)	(17,982)	(104,259)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	—	1,314	—	—	—	1,314
Proceeds from borrowings on long-term debt	—	322,000	—	6,333	—	328,333
Principal payments on long-term debt	—	(320,374)	—	(1,805)	—	(322,179)
Payment of long-term debt issue costs	—	(10,157)	—	(115)	—	(10,272)
Treasury stock purchased	—	(11,386)	—	—	—	(11,386)
Proceeds from intercompany borrowings	—	—	—	2,400	(2,400)	—
Payments on intercompany borrowings	—	—	(20,382)	—	20,382	—

Net cash (used in) provided by financing activities	—	(18,603)	(20,382)	6,813	17,982	(14,190)

Net increase (decrease) in cash and cash equivalents	—	28,054	(80)	276	—	28,250
Cash and cash equivalents at the beginning of the period	—	16,571	653	833	—	18,057

Cash and cash equivalents at the end of the period	$—	$44,625	$573	$1,109	$—	$46,307

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

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 20—Unaudited Quarterly Data

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per share data)
Net revenues	$103,200	$121,016	$133,076	$196,170
Operating income	$20,460	$34,995	$44,367	$71,239
Income (loss) from continuing operations	$5,115	$15,457	$19,619	$(58,163)
(Loss) income from discontinued operations	$(1,231)	$11,602	$—	$—
Net income (loss) attributable to LIN TV	$4,266	$27,118	$19,659	$(58,088)
Basic earnings (loss) per common share from continuing operations attributable to LIN TV	$0.10	$0.28	$0.37	$(1.09)
Basic earnings (loss) per common share attributable to LIN TV	$0.08	$0.49	$0.37	$(1.09)
Diluted earnings (loss) per common share from continuing operations attributable to LIN TV	$0.10	$0.27	$0.36	$(1.09)
Diluted earnings (loss) per common share attributable to LIN TV	$0.08	$0.48	$0.36	$(1.09)
Weighted-average number of common shares outstanding used in calculating income per common share:
Basic	56,184	55,174	53,066	53,169
Diluted	57,512	56,300	54,353	53,169

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except per share data)
Net revenues	$89,719	$100,963	$97,816	$111,505
Operating income	$15,661	$23,226	$20,423	$29,794
Income from continuing operations	$1,611	$902	$3,002	$44,186
(Loss) income from discontinued operations	$(25)	$169	$109	$(1,173)
Net income attributable to LIN TV	$1,586	$1,071	$2,958	$42,962
Basic earnings per common share from continuing operations attributable to LIN TV	$0.03	$0.02	$0.05	$0.76
Basic earnings per common share attributable to LIN TV	$0.03	$0.02	$0.05	$0.75
Diluted earnings per common share from continuing operations attributable to LIN TV	$0.03	$0.02	$0.05	$0.78
Diluted earnings per common share attributable to LIN TV	$0.03	$0.02	$0.05	$0.76
Weighted-average number of common shares outstanding used in calculating income per common share:
Basic	54,983	55,712	56,352	56,233
Diluted	56,545	57,187	57,431	57,246

LIN TV Corp.

Notes to Consolidated Financial Statements (Continued)

Note 21—Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash paid for interest expense	$42,348	$47,801	$43,680

Cash paid for (refunded from) income taxes—continuing operations	$1,103	$559	$(345)

Non-cash investing activities:
Accrual for estimated shortfall loans to SVH	$—	$4,697	$—

Non-cash financing activities:
Capital leases assumed in acquisitions	$14,896	$—	$—

Note 22—Valuation and Qualifying Accounts

	Balance at Beginning of Period	(Released) Charged to Operations	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts as of December 31,
2012	$2,310	$2,047	$(758)	$3,599
2011	$2,194	$760	$(644)	$2,310
2010	$2,225	$1,328	$(1,359)	$2,194
Valuation allowance for state and federal deferred tax assets as of December 31,
2012	$23,422	$(5,265)	$—	$18,157
2011	$59,990	$(36,568)	$—	$23,422
2010	$57,501	$2,489	$—	$59,990

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LIN Television Corporation:

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LIN Television Corporation and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

         As described in Management's Report on Internal Control over Financial Reporting, management has excluded the assets, liabilities and operations acquired from affiliates of New Vision Television, LLC ("New Vision") and ACME Television, LLC ("ACME") from its assessment of internal control over financial reporting as of December 31, 2012 because they were acquired by the Company on October 12, 2012 and December 10, 2012, respectively, in purchase business combinations. We have also excluded New Vision and ACME from our audit of internal control over financial reporting. New Vision's assets acquired represent 31% of consolidated total assets and 7% of consolidated total revenues as of and for the year ended December 31, 2012. ACME's assets acquired represent less than 1% of both consolidated total assets and consolidated total revenues as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

Hartford, CT
March 15, 2013

LIN Television Corporation

Consolidated Balance Sheets

	December 31,
	2012	2011
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$46,307	$18,057
Restricted cash	—	255,159
Accounts receivable, less allowance for doubtful accounts (2012—$3,599; 2011—$2,310)	126,150	91,093
Deferred income tax assets	—	4,249
Assets held for sale	—	3,253
Other current assets	7,699	6,090

Total current assets	180,156	377,901
Property and equipment, net	243,595	145,429
Deferred financing costs	19,135	12,472
Goodwill	189,138	122,069
Broadcast licenses, net	536,515	390,826
Other intangible assets, net	59,686	9,255
Assets held for sale	—	12,505
Other assets	13,189	11,487

Total assets(a)	$1,241,414	$1,081,944

LIABILITIES AND DEFICIT
Current liabilities:
Current portion of long-term debt	$10,756	$253,856
Accounts payable	18,955	10,972
Accrued expenses	154,012	38,578
Deferred income tax liabilities	168,219	—
Program obligations	10,770	9,892
Liabilities held for sale	—	3,719

Total current liabilities	362,712	317,017
Long-term debt, excluding current portion	879,471	614,861
Deferred income tax liabilities	40,556	167,371
Program obligations	4,281	3,874
Liabilities held for sale	—	1,308
Other liabilities	42,716	58,642

Total liabilities(a)	1,329,736	1,163,073

Commitments and Contingencies (Note 15)
Redeemable noncontrolling interest	3,242	3,503
LIN Television Corp. stockholder's deficit:
Common Stock, $0.01 par value, 1,000 shares	—	—
Investment in parent company's stock, at cost	(21,984)	(10,598)
Additional paid-in capital	1,130,239	1,122,133
Accumulated deficit	(1,164,435)	(1,157,390)
Accumulated other comprehensive loss	(35,384)	(38,777)

Total stockholder's deficit	(91,654)	(84,632)

Total liabilities and deficit	$1,241,414	$1,081,944

(a)
Our consolidated assets as of December 31, 2012 and 2011 include total assets of $60,380 and $10,688, respectively, of variable interest entities ("VIEs") that can only be used to settle the obligations of the VIEs. These assets include broadcast licenses and other intangible assets of $46,604 and $7,815 and program rights of $2,060 and $1,574 as of December 31, 2012 and 2011, respectively. Our consolidated liabilities as of December 31, 2012 and 2011 include $5,440 and $2,490, respectively, of total liabilities of the VIEs for which the VIE's creditors have no recourse to the Company, including $1,967 and $1,884, respectively, of program obligations. See further description in Note 1—"Basis of Presentation and Summary of Significant Accounting Policies."

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Net revenues	$553,462	$400,003	$408,190
Operating expenses:
Direct operating	160,222	130,618	119,159
Selling, general and administrative	125,267	103,770	102,063
Amortization of program rights	23,048	21,406	22,719
Corporate	34,246	26,481	23,943
Depreciation	32,149	26,246	27,013
Amortization of intangible assets	6,364	1,199	1,549
Restructuring	1,009	707	3,136
Loss (gain) from asset dispositions	96	472	(3,231)

Operating income	171,061	89,104	111,839
Other expense:
Interest expense, net	46,683	50,706	51,525
Share of loss in equity investments	98,309	4,957	169
(Gain) loss on derivative instruments	—	(1,960)	1,898
Loss on extinguishment of debt	3,341	1,694	2,749
Other expense (income), net	237	51	(728)

Total other expense, net	148,570	55,448	55,613
Income before provision for (benefit from) income taxes	22,491	33,656	56,226
Provision for (benefit from) income taxes	40,463	(16,045)	20,045

(Loss) income from continuing operations	(17,972)	49,701	36,181
Discontinued operations:
(Loss) income from discontinued operations, net of a (benefit from) provision for income taxes of $(541), $(595) and $181 for the years ended December 31, 2012, 2011 and 2010, respectively	(1,018)	(920)	317
Gain on sale of discontinued operations, net of a provision for income taxes of $6,223 for the year ended December 31, 2012	11,389	—	—

Net (loss) income	(7,601)	48,781	36,498
Net (loss) income attributable to noncontrolling interests	(556)	204	—

Net (loss) income attributable to LIN Television Corp.	$(7,045)	$48,577	$36,498

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net (loss) income	$(7,601)	$48,781	$36,498
Pension net gain (loss), net of tax of $(2,132), $6,912, and $1,720 for the years ended December 31, 2012, 2011 and 2010, respectively	3,393	(10,838)	(2,538)
Unrealized gain on cash flow hedge, net of tax of $1,603 for the year ended December 31, 2010	—	—	2,516

Comprehensive (loss) income	(4,208)	37,943	36,476
Comprehensive (loss) income attributable to noncontrolling interest	(556)	204	—

Comprehensive (loss) income attributable to LIN Television Corp.	$(3,652)	$37,739	$36,476

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Stockholders' Deficit

(in thousands, except share data)

	Common Stock		Investment in Parent Company's Common Stock (at cost)			Accumulated Other Comprehensive Loss
				Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2011	1,000	$—	$(10,598)	$1,122,133	$(1,157,390)	$(38,777)	$(84,632)
Pension net losses, net of tax of $2,132	—	—	—	—	—	3,393	3,393
Stock-based compensation	—	—	—	8,106	—	—	8,106
Purchase of LIN TV Corp. class A common stock	—	—	(11,386)	—	—	—	(11,386)
Net loss	—	—	—	—	(7,045)	—	(7,045)

Balance at December 31, 2012	1,000	$—	$(21,984)	$1,130,239	$(1,164,435)	$(35,384)	$(91,564)

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Stockholders' Deficit

(in thousands, except share data)

			Investment in Parent Company's Common Stock (at cost)
	Common Stock					Accumulated Other Comprehensive Loss
				Additional Paid-In Capital	Accumulated Deficit		Total Stockholder's Deficit
	Shares	Amount
Balance as of December 31, 2010	1,000	$—	$(7,869)	$1,110,343	$(1,205,967)	$(27,939)	$(131,432)
Pension net losses, net of tax of $6,912	—	—	—	—	—	(10,838)	(10,838)
Stock-based compensation	—	—	—	7,017	—	—	7,017
Issuance of LIN TV Corp. class A common stock	—	—	—	4,773	—	—	4,773
Purchase of LIN TV Corp. class A common stock	—	—	(2,729)	—	—	—	(2,729)
Net income	—	—	—	—	48,577	—	48,577

Balance as of December 31, 2011	1,000	$—	$(10,598)	$1,122,133	$(1,157,390)	$(38,777)	$(84,632)

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Stockholders' Deficit

(in thousands, except share data)

			Investment in Parent Company's Common Stock (at cost)
	Common Stock					Accumulated Other Comprehensive Loss
				Additional Paid-In Capital	Accumulated Deficit		Total Stockholder's Deficit
	Shares	Amount
Balance at December 31, 2009	1,000	$—	$(7,869)	$1,104,690	$(1,242,465)	$(27,917)	$(173,561)
Pension net losses, net of tax of $1,720	—	—	—	—	—	(2,538)	(2,538)
Unrealized gain on cash flow hedge, net of tax of $1,603	—	—	—	—	—	2,516	2,516
Stock-based compensation	—	—	—	5,653	—	—	5,653
Net income	—	—	—	—	36,498	—	36,498

Balance at December 31, 2010	1,000	$—	$(7,869)	$1,110,343	$(1,205,967)	$(27,939)	$(131,432)

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2011	2010
	(in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(7,601)	$48,781	$36,498
Loss (income) from discontinued operations	1,018	920	(317)
Gain on sale of discontinued operations	(11,389)	—	—
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	32,149	26,246	27,013
Amortization of intangible assets	6,364	1,199	1,549
Amortization of financing costs and note discounts	2,589	3,755	4,519
Amortization of program rights	23,048	21,406	22,719
Program payments	(24,258)	(24,622)	(25,066)
Loss on extinguishment of debt	1,830	1,694	2,749
(Gain) loss on derivative instruments	—	(1,960)	1,898
Share of loss in equity investments	98,309	4,957	169
Deferred income taxes, net	38,263	(16,586)	19,501
Stock-based compensation	6,857	6,176	4,863
Loss (gain) from asset dispositions	96	472	(3,231)
Other, net	1,724	754	(2,440)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(33,403)	(8,825)	(8,486)
Other assets	(2,146)	(138)	1,969
Accounts payable	7,983	3,318	1,255
Accrued interest expense	1,746	(851)	3,326
Other liabilities and accrued expenses	6,256	(3,634)	370

Net cash provided by operating activities, continuing operations	149,435	63,062	88,858
Net cash (used in) provided by operating activities, discontinued operations	(2,736)	(402)	1,373

Net cash provided by operating activities	146,699	62,660	90,231

INVESTING ACTIVITIES:
Capital expenditures	(28,230)	(20,069)	(17,449)
Change in restricted cash	255,159	(255,159)	2,000
Payments for business combinations, net of cash acquired	(358,495)	(9,033)	(575)
Proceeds from the sale of assets	79	74	200
Payments on derivative instruments	—	(2,020)	(2,226)
Shortfall loans to joint venture with NBCUniversal	(2,292)	(2,483)	(4,079)
Other investments, net	—	(375)	(1,980)

Net cash used in investing activities, continuing operations	(133,779)	(289,065)	(24,109)
Net cash provided by (used in) investing activities, discontinued operations	29,520	(115)	460

Net cash used in investing activities	(104,259)	(289,180)	(23,649)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	1,314	841	790
Proceeds from borrowings on long-term debt	328,333	417,695	213,000
Principal payments on long-term debt	(322,179)	(175,216)	(274,351)
Payment of long-term debt issue costs	(10,272)	(7,662)	(5,033)
Treasury stock purchased	(11,386)	(2,729)	—

Net cash (used in) provided by financing activities, continuing operations	(14,190)	232,929	(65,594)
Net cash used in financing activities, discontinued operations	—	—	(445)

Net cash (used in) provided by financing activities	(14,190)	232,929	(66,039)

Net increase in cash and cash equivalents	28,250	6,409	543
Cash and cash equivalents at the beginning of the period	18,057	11,648	11,105

Cash and cash equivalents at the end of the period	$46,307	$18,057	$11,648

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation

Notes to Consolidated Financial Statements

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

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

        LIN TV has no independent assets or operations and guarantees all of our debt. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee our Senior Secured Credit Facility, 8 3/8% Senior Notes due 2018 (the "8 3/8% Senior Notes") and 6 3/8% Senior Notes due 2021 (the "6 3/8% Senior Notes") on a joint-and-several basis, subject to customary release provisions.

        Our consolidated financial statements reflect the operations of WWHO-TV in Columbus, OH and WUPW-TV in Toledo, OH as discontinued for all periods presented. See Note 3—"Discontinued Operations" for further discussion of our discontinued operations.

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

Joint Venture Sale Transaction

        On February 12, 2013, we, along with our wholly-owned subsidiary, LIN Texas entered into and closed the JV Transaction Agreement with Comcast Corporation, affiliates of NBCUniversal, the GE Parties and SVH, a joint venture with NBCUniversal. SVH holds a 99.75% interest in Station Venture Operations, LP ("SVO"), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture. The JV Transaction Agreement effected a series of transactions whereby (i) in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations related to any shortfall funding agreements, (ii) LIN Television transferred its right to prior unsecured shortfall fundings made to SVH, and (iii) LIN Texas sold its 20.38% equity interest in SVH for $1.00, all of which are described further in Note 4—"Investments" (collectively, the "JV Sale Transaction").

        As a result, as of December 31, 2012, we accrued for the $100 million payment to SVH to secure the release of the guarantee and accounted for the related income tax consequences. As noted in Note 18—"Subsequent Events", in February 2013, we issued $60 million of new debt, and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million payment. As a result of the JV Sale Transaction, LIN TV, after utilizing all of its available Federal NOL carryforwards to offset the

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

taxable gain recognized in such transaction, has an approximate $163 million short-term deferred federal and state tax liability remaining associated with the JV Sale Transaction as of December 31, 2012. Management's plans with regard to the $163 million tax liability are presented below.

        Concurrent with the closing of the JV Sale Transaction, we also entered into an Agreement and Plan of Merger (the "Merger Agreement") with LIN LLC to effect the Merger. The Merger, which is subject to LIN TV shareholder approval (among other closing conditions), is expected to enable LIN LLC to be classified as a partnership for federal income tax purposes, and such change in classification would be treated as a liquidation of LIN TV for federal income tax purposes with the result that LIN TV would recognize a gain or loss, as applicable, in its 100% equity interest in LIN Television. As a result, LIN TV is expected to realize a capital loss between its tax basis in the stock of LIN Television and the fair market value of this stock at the closing of this transaction.

        In the event that LIN TV does not complete the Merger for any reason, or if the Merger does not generate a capital loss sufficient to offset fully the capital gain from the JV Sale Transaction, due to LIN TV's stock price at the time of the Merger, LIN TV could incur cash income taxes of up to $163 million related to the JV Sale Transaction, payable beginning in 2013. If necessary, we would seek to fund the current federal and state tax liabilities, and any interest and penalties for late payment of taxes, through cash generated from operations, amounts available under our revolving credit facility, and additional borrowings. There can be no assurance that additional borrowings, will be available on acceptable terms or at all. Should additional borrowings be unavailable, we may defer payment of such tax liabilities into 2014 and incur late payment interest and penalties, and we believe that there may be cost and capital expenditure reduction initiatives available in 2013 and 2014 that, based on our current forecast of operating results, would allow us to generate sufficient cash flows to fund our operations, pay the tax liability and related penalties described above in 2014, and maintain compliance with the financial covenants under our debt obligations into 2014.

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

        We have a JSA and a SSA with WBDT Television, LLC ("WBDT"), a third party licensee, for WBDT-TV in the Dayton, OH market. We also have JSAs and SSAs with affiliates of Vaughan Acquisition LLC ("Vaughan"), a third party licensee, for WTGS-TV in the Savannah, GA market, WYTV-TV in the Youngstown, OH market and KTKA-TV in the Topeka, KS market and with KASY-TV Licensee, LLC ("KASY"), a third-party licensee, for KWBQ-TV in the Santa Fe, NM market, KRWB-TV in the Roswell, NM market and KASY-TV in the Albuquerque, NM market. Under these agreements, we provide sales and administrative services to these stations, have an obligation to reimburse certain of the station expenses, and we are compensated through a performance-based fee structure that provides us the benefit of certain returns from the operation of these stations.

        We determined that WBDT, Vaughan and KASY are VIEs and as a result of the JSAs and SSAs, we have variable interests in these entities. We are the primary beneficiary of these entities, and therefore, we consolidate these entities within our consolidated financial statements.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The carrying amounts and classifications of the assets and liabilities of the variable interest entities described above, which have been included in our consolidating balance sheets as of December 31, 2012 and 2011 were as follows (in thousands):

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$418	$90
Accounts receivable, net	6,021	1,384
Other assets	2,092	697

Total current assets	8,531	2,171
Property and equipment, net	3,190	419
Broadcast licenses and other intangible assets, net	46,604	7,815
Other assets	2,055	878

Total assets	$60,380	$11,283

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,451	$184
Accounts payable	—	4
Accrued expenses	425	98
Program obligations	2,185	904

Total current liabilities	4,061	1,190
Long-term debt, excluding current portion	3,950	598
Program obligations	1,967	980
Other liabilities	50,402	8,515

Total liabilities	$60,380	$11,283

        The assets of our consolidated VIEs can only be used to settle the obligations of the VIEs, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other liabilities of $50.4 million and $8.5 million as of December 31, 2012 and 2011, respectively, serve to reduce the carrying value of the entities and are eliminated in our consolidated financial statements. This reflects the fact that as of December 31, 2012 and 2011, LIN Television has an option described below that it may exercise if the Federal Communications Commission ("FCC") attribution rules change. The option would allow LIN Television to acquire the assets or member's interest of the VIE entities for a nominal exercise price, which is significantly less than the carrying value of their tangible and intangible net assets.

Use of estimates

        The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, assumptions used to determine fair value of financial instruments, amortization and impairment of program rights and

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

intangible assets, stock-based compensation and other long-term incentive compensation arrangements, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, including shortfall funding liabilities to our joint venture with NBCUniversal, litigation and net assets of businesses acquired.

Cash and cash equivalents

        Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. All of our available cash is on deposit with banking institutions that we believe to be financially sound. We had no material losses on our cash or cash equivalents during 2012. On December 21, 2011, we irrevocably deposited with a trustee the full amount of the redemption price of our 6 1/2% Senior Subordinated Notes as further described in Note 7—"Debt" and subsequently redeemed our 6 1/2% Senior Subordinated Notes during 2012. As a result, we had $0 million and $255.2 million of restricted cash included on our consolidated balance sheets as of December 31, 2012 and 2011, respectively.

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

Nonmonetary exchanges

        We exchange productive assets, such as broadcast equipment, with third parties through nonmonetary exchanges. We recognize gains or losses on nonmonetary exchanges in an amount equal to the difference between the fair value of the assets received and the carrying value of the assets surrendered. For the year ended December 31, 2010, we recognized a gain on the exchange of certain equipment with Sprint Nextel of $3.7 million, which was partially offset by a loss on the disposal of fixed assets.

Equity investments

        Equity investments that we do not have a controlling interest in are accounted for using the equity method. Our share of the net income or loss for these investments, including any equity investment impairments or payments under related guarantees, is included in share of loss from equity investments on our consolidated statement of operations. We review our interest in our equity investments for impairment if there is a series of operating losses or other factors that may indicate that there is a decrease in the value of our investment that is other than temporary.

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

	Year Ended December 31,
	2012	2011	2010
Barter revenue	$4,220	$4,071	$5,214
Barter expense	(4,176)	(3,967)	(4,834)

Advertising expense

        Advertising costs are expensed as incurred. We incurred advertising costs in the amounts of $3.1 million, $2.6 million and $3.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Intangible assets

        Intangible assets primarily include broadcast licenses, network affiliations, customer relationships, completed technology, non-compete agreements and goodwill.

        We consider our broadcast licenses to be indefinite-lived intangible assets and as a result, we test the impairment of our broadcast licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for our broadcast licenses is based on our ability to renew the licenses and that such renewals generally may be obtained indefinitely and at little cost and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the broadcast licenses are expected to continue indefinitely. We proceed directly to the first step of the impairment test without attempting to qualitatively assess whether an impairment was more likely than not. The impairment test consists of a comparison of the fair value of broadcast licenses with their carrying amount on a station-by-station basis using a discounted cash-flow valuation method, assuming a hypothetical start-up scenario. The future value of our broadcast licenses could be significantly impaired by the loss of the corresponding network affiliation agreements. Accordingly, such an event could trigger an assessment of the carrying value of a broadcast license.

        We test the impairment of goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. We proceed directly to the first step of the impairment test without

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

attempting to qualitatively assess whether an impairment was more likely than not. Our reporting units are comprised of each of the markets in which our television stations operate, LIN Digital and Nami Media. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the reporting unit and prevailing values in the markets for similar assets. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing a hypothetical purchase price allocation, using the reporting unit's fair value (as determined in step one) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recognized in an amount equal to that excess, but not more than the carrying value of the goodwill. An impairment assessment could be triggered by a significant reduction, or a forecast of such reductions, in operating results or cash flows at one or more of our reporting units, a significant adverse change in the national or local advertising marketplaces in which our television stations operate, or by adverse changes to FCC ownership rules, among other factors. We recorded an impairment charge during 2011, which is more fully described in Note 6—"Intangible Assets".

Long-lived assets

        We periodically evaluate the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. When evaluating assets for potential impairment, we first compare the carrying amount of the asset group to the estimated future cash flows associated with the asset group (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset group, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset group to the asset group's estimated future cash flows (discounted and with interest charges). If required, an impairment loss is recorded for the portion of the asset group's carrying value that exceeds the asset group's estimated future cash flows.

Program rights

        Program rights are recorded as assets when the license period begins and the programs are delivered to our stations for broadcasting, at the gross amount of the related obligations. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as other current assets, while costs of those programs to be broadcast subsequently are considered non-current. Program costs are charged to operations over their estimated broadcast periods in a manner consistent with actual usage.

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

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Stock-based compensation

        As of December 31, 2012, we have several stock-based employee compensation plans, which are described more fully in Note 9—"Stock-Based Compensation." We estimate the fair value of stock option awards using a Black-Scholes valuation model. The Black-Scholes valuation model requires us to make assumptions and judgments about the variables used in the calculation, including the option's expected term, the expected volatility of the underlying stock and the number of stock option awards that are expected to be forfeited. The expected term represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Expected volatility is based on historical trends for LIN TV's class A common stock over the expected term and, prior to 2010, we used the historical trends of LIN TV's class A common stock over the expected term, as well as a comparison to peer companies. Expected forfeitures are estimated using our historical experience. If future changes in estimates differ significantly from our current estimates, our future stock-based compensation expense and results of operations could be materially impacted.

        The following table presents the stock-based compensation expense included in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Direct operating	$270	$256	$313
Selling, general and adminstrative	1,019	1,266	926
Corporate	5,568	4,654	3,624

Stock-based compensation expense before tax	6,857	6,176	4,863
Income tax benefit (at 35% federal statutory rate)	(2,400)	(2,162)	(1,702)

Net stock-based compensation expense	$4,457	$4,014	$3,161

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

        When accounting for uncertainty in income taxes we follow the prescribed recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Concentration of credit risk

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Concentration of credit risk with respect to cash and cash equivalents and investments are limited as we maintain primary banking relationships with only large nationally recognized institutions. We evaluated the viability of these institutions as of December 31, 2012 and we believe our risk is minimal. Credit risk with respect to trade receivables is limited, as our trade receivables are primarily related to advertising revenues generated from a large diversified group of local and nationally recognized advertisers and advertising agencies. We do not require collateral or other security against trade receivable balances, however, we do maintain reserves for potential bad debt losses, which are based on historical bad debt experience and an assessment of specific risks, and such reserves and bad debts have been within management's expectations for all years presented.

Fair value of financial instruments

        Certain financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable are carried in the consolidated financial statements at amounts that approximate fair value. For certain financial assets and liabilities recorded at fair value on a recurring basis we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. For more information on our assets and liabilities measured at fair value using the prescribed three-level fair value hierarchy see Note 10—"Fair Value Measurements."

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

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Redeemable noncontrolling interest

        The following table presents changes in the redeemable noncontrolling interest related to Nami Media included in our consolidated balance sheets (in thousands):

Redeemable Noncontrolling Interest
Acquisition of redeemable noncontrolling interest	$3,530
Net loss	(27)

Balance as of December 31, 2011	3,503
Net loss	(261)

Balance as of December 31, 2012	$3,242

Recently issued accounting pronouncements

        In July 2012, there were revisions to the accounting standard for impairment tests of indefinite-lived intangible assets other than goodwill. Under the revised standard a company can first perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. A company can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets, and can also bypass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible in any period. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted during 2012 if a company has not yet performed its 2012 annual impairment test or issued its financial statements. We will adopt this guidance effective January 1, 2013, and we do not expect it to have a material impact on our financial position or results of operations.

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

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        In May 2011, the fair value accounting standard was amended to change fair value measurement principles and disclosure requirements. The key changes in measurement principles include limiting the concepts of the highest and best use and valuation premise to nonfinancial assets, providing a framework for considering whether a premium or discount can be applied in a fair value measurement, and aligning the fair value measurement of instruments classified within an entity's stockholders' equity with the guidance for liabilities. Disclosures are required for all transfers between Levels 1 and 2 within the valuation hierarchy, the use of a nonfinancial asset measured at fair value if its use differs from its highest and best use, the level in the valuation hierarchy of assets and liabilities not recorded at fair value but for which fair value is required to be disclosed, and for Level 3 measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and qualitative discussion about the sensitivity of the measurements. We adopted this guidance effective January 1, 2012, and the adoption did not have an impact on our financial position or results of operations.

Note 2—Acquisitions

New Vision Acquisition

        On October 12, 2012, we completed our acquisition (the "Acquisition") of television stations in eight markets that were previously owned by affiliates of New Vision Television, LLC ("New Vision") for $334.9 million, subject to certain post-closing adjustments, and including the assumption of $14.3 million of finance lease obligations. As a result of the Acquisition, we now own, operate or service 43 television stations, seven digital channels and a growing portfolio of web sites, applications and mobile products in 23 U.S. markets. Concurrently, Vaughan Acquisition LLC ("Vaughan"), a third-party licensee, completed its acquisition of separately owned television stations (the "Vaughan Acquired Stations") in three markets for $4.6 million from PBC Broadcasting, LLC ("PBC").

        We also agreed to provide certain services to the Vaughan Acquired Stations pursuant to shared services arrangements with Vaughan. Under the shared services arrangements with Vaughan, we provide sales, administrative and technical services, supporting the business and operation of the Vaughan Acquired Stations in exchange for commissions and fees that provide us the benefit of certain returns from the business of the Vaughan Acquired Stations.

        The aggregate purchase price for these transactions was $339.5 million. Pursuant to the terms of our purchase agreement with New Vision, $33.5 million of the purchase price at closing was funded from amounts previously deposited into escrow. The remaining purchase price was funded from cash on hand and the net proceeds of the issuance and sale of the 6 3/8% Senior Notes as further described in Note 7—"Debt."

        In connection with the Acquisition, on May 4, 2012, when we entered into the purchase agreement for the Acquisition, we also entered into a commitment letter pursuant to which JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC committed to provide up to $265 million under a senior unsecured bridge loan facility. Upon the closing of the Acquisition, we incurred a fee of $4 million related to this commitment. Because we did not make use of the bridge loan facility, this commitment fee was recorded as a charge to our consolidated statement of operations during the fourth quarter of 2012.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Acquisitions (Continued)

        The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by both us and Vaughan in the acquisitions (in thousands):

Program rights assets	$2,040
Property and equipment	102,228
Broadcast licenses	133,120
Definite-lived intangible assets	56,298
Current liabilities	(417)
Non-current liabilities	(2,239)
Long-term debt assumed	(13,989)

Fair value of identifiable net assets acquired	277,041
Goodwill	62,459

Total	$339,500

        The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $30.8 million, favorable leases of $8.6 million, advertiser relationships of $6.1 million, retransmission consent agreements of $7.5 million, and other intangible assets of $3.3 million. These intangible assets will be amortized over the estimated remaining useful lives of approximately 2 years for network affiliations, 32 years for favorable leases, 10 years for advertiser relationships, 5 years for retransmission consent agreements, and a weighted average life of 6 years for other intangible assets.

        The provisional purchase price allocation presented above is based upon all information available to us at the present time, and is based upon management's preliminary estimates of the fair values using valuation techniques including income, cost and market approaches. The purchase price allocation is provisional pending our final determination of the fair values of the assets and liabilities, which we expect will occur within twelve months following the acquisition. Upon the completion of the final purchase price allocation, any reallocation of fair values to the assets acquired and liabilities assumed in the acquisitions could have a material impact on our depreciation and amortization expenses and future results of operations.

        Goodwill of $62.5 million is the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired, and primarily represents the benefits of synergies and economies of scale we expect to realize from the Acquisition. All of the goodwill is deductible for tax purposes.

        The results of operations for the year ended December 31, 2012 include the results of the New Vision stations since October 12, 2012. Net revenues and operating income of the New Vision stations included in our consolidated statements of operations for the year ended December 31, 2012 were $40 million and $11.2 million, respectively.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Acquisitions (Continued)

Pro Forma Information

        The following table sets forth unaudited pro forma results of operations, assuming that the above acquisition, along with transactions necessary to finance the Acquisition, occurred on January 1, 2011 (in thousands):

	Years Ended December 31,
	2012	2011
Net revenue	$658,163	$514,340
Net (loss) income	(11,720)	23,950

        This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since January 1, 2011. The pro forma adjustments reflect depreciation expense, amortization of intangibles and amortization of program contract costs related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, exclusion of nonrecurring financing and transaction related costs and the related tax effects of the adjustments.

        In connection with the Acquisition, we and New Vision incurred a combined total of $7.3 million of transaction related costs primarily related to legal and other professional services. These costs were not included in the 2012 pro forma amounts. The 2011 pro forma net income was adjusted to include these costs, as they are directly attributable to the Acqusition.

ACME Television Acquisition

        On December 10, 2012, we acquired certain assets of the ACME Television, LLC ("ACME") television stations KWBQ-TV, KRWB-TV and KASY-TV (collectively the "Acquired Stations"), each of which serves the Albuquerque-Santa Fe, NM market. KASY-TV Licensee, LLC ("KASY"), an unrelated third party, acquired the remaining assets of the Acquired Stations, including the FCC license. The aggregate purchase price for the Acquired Stations is $19.0 million, of which we paid approximately $17.3 million and KASY paid approximately $1.7 million.

        We also agreed to provide certain services to the Acquired Stations pursuant to shared services arrangements with KASY. Under the shared services arrangements with KASY, we provide sales, administrative and technical services, supporting the business and operation of the Acquired Stations in exchange for commissions and fees that provide us the benefit of certain returns from the business of the Acquired Stations.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Acquisitions (Continued)

        The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by both us and KASY in the acquisitions (in thousands):

Current assets	$1,656
Non-current assets	3,108
Other intangible assets	12,569
Non-current liabilities	(2,858)

Fair value of identifiable net assets acquired	14,475
Goodwill	4,520

Total	$18,995

Nami Media, Inc.

        On November 22, 2011, we acquired a 57.6% interest (a 50.1% interest calculated on a fully diluted basis) in Nami Media Inc. ("Nami Media"), a digital advertising management and technology company based in Los Angeles, CA. Under the terms of our agreement with Nami Media, we agreed to purchase the remaining outstanding shares of Nami Media in 2014 if Nami Media achieves a target earnings before interest, taxes, depreciation and amortization ("EBITDA") in 2013 as outlined in the purchase agreement. The purchase price of these shares is based on multiples of Nami Media's 2013 net revenues and EBITDA. Our maximum potential obligation under the purchase agreements is $37.4 million. Additionally, if Nami Media does not meet the target EBIDTA in 2013, we have the option to purchase the remaining outstanding shares using the same purchase price multiple. Our obligation to purchase the noncontrolling interest holders' shares is outside of our control, because it is based on Nami Media's achievement of a target EBIDTA in 2013. Therefore, the noncontrolling interest related to Nami Media as of December 31, 2012 and 2011 has been reported as redeemable noncontrolling interest and classified as temporary equity on our consolidated balance sheets. As of the acquisition date, the fair value of the noncontrolling interest was $3.5 million, and was measured based on the purchase price for our 57.6% ownership interest and the net assets acquired as of the acquisition date. As of December 31, 2012, we believe that the fair value of the mandatory purchase obligation is zero and as a result, have not reflected this obligation in our consolidated financial statements.

        In 2014, if we do not purchase the remaining outstanding shares of Nami Media, the noncontrolling interest holders have the right to purchase our interest in Nami Media. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the 2013 EBIDTA target is not met and we do not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to this option are included in our consolidated financial statements as of December 31, 2012 and 2011.

RMM

        On October 2, 2009, LIN Television acquired Red McCombs Media, LP ("RMM"), an online advertising and media services company based in Austin, TX. In connection with the acquisition, we entered into an incentive compensation arrangement with certain key members of management. The arrangement provides payments to those employees based on a computation of EBIDTA generated by

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Acquisitions (Continued)

RMM during 2012. As of December 31, 2012, we have recognized a current liability of $8.9 million related to this incentive compensation arrangement and expect to pay that amount during the second quarter of 2013.

Note 3—Discontinued Operations

WWHO-TV

        On February 16, 2012, we completed the sale of substantially all of the assets of WWHO-TV, our CW affiliate serving Columbus, OH, to Manhan Media, Inc. As of December 31, 2012, no amounts related to WWHO-TV were classified as assets or liabilities held for sale on our consolidated balance sheets. During the year ended December 31, 2012, we recorded a loss on the sale of WWHO-TV of $0.4 million ($0.3 million, net of tax).

WUPW-TV

        On April 21, 2012, we completed the sale of substantially all of the assets of WUPW-TV to WUPW, LLC. As of December 31, 2012, no amounts related to WUPW-TV were classified as assets or liabilities held for sale on our consolidated balance sheets. During the year ended December 31, 2012, we recorded a gain on the sale of WUPW-TV of $18 million ($11.7 million, net of tax).

        The following presents summarized information for the discontinued operations as follows (in thousands):

	Year Ended December 31,
	2012			2011			2010
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total
Net revenues	$440	$2,193	$2,633	$4,236	$7,585	$11,821	$4,433	$7,424	$11,857
Operating (loss) income	(393)	(1,166)	(1,559)	(699)	1,079	380	(586)	1,084	498
Net (loss) income	(252)	(766)	(1,018)	(1,427)	507	(920)	(391)	708	317

Note 4—Investments

Joint Venture with NBCUniversal

        As of December 31, 2012, we held an approximate 20.38% interest in Station Venture Holdings, LLC ("SVH"), a joint venture with NBCUniversal Media, LLC ("NBCUniversal"), and accounted for our interest using the equity method, as we did not have a controlling interest. SVH holds a 99.75% interest in Station Venture Operations, LP ("SVO"), which is the operating company that manages KXAS-TV and KNSD-TV, the television stations that comprise the joint venture.

        As further described in Note 15—"Commitments and Contingencies," on February 12, 2013, LIN TV, LIN Television, and LIN Texas entered into, and simultaneously closed the transactions contemplated by the Transaction Agreement among subsidiaries of NBCUniversal, Comcast Corporation, the GE Parties and SVH. The Transaction Agreement effected a series of transactions whereby LIN Texas sold its 20.38% equity interest in SVH for $1.00 (collectively, the "JV Sale Transaction").

        At the time of LIN Texas's acquisition of its interest in SVH in 1998, GECC provided secured debt financing to SVH in the form of a $815.5 million non-amortizing senior secured note due 2023 to GECC

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 4—Investments (Continued)

(the "GECC Note"), and, in connection with SVH's assumption of the GECC Note, LIN TV guaranteed the payment of the full amount of principal and interest on the GECC Note (the "GECC Guarantee"). As part of the JV Sale Transaction, LIN Television caused a $100 million capital contribution to be made to SVH and in exchange, LIN TV was released from its guarantee of the joint venture's $815.5 note payable to GECC and any further obligations relating to the shortfall funding agreements. In addition, we transferred our right to prior unsecured shortfall fundings made to SVH. The $100 million contribution was accrued for and recognized as Share of loss in equity investments in our consolidated statement of operations during the year ended December 31, 2012. As of the date of the JV Sale Transaction, neither LIN TV nor any of our direct or indirect subsidiaries have any further investments in or obligations (funding or otherwise) related to SVH, the GECC Note or the GECC Guarantee.

        The following table presents summarized financial information of SVH and SVO (in thousands):

	Year Ended December 31,
	2012	2011	2010
SVO:
Net revenues	$143,474	118,833	$133,222
Operating expenses	(79,124)	(71,350)	(75,960)
Net income before taxes	64,653	47,791	57,546
Net income after taxes	64,515	47,743	57,396
SVH:
Equity in income from limited partnership in SVO	$64,354	47,624	$57,253
Interest and other expense	(69,365)	(68,003)	(67,248)
Net loss	(5,011)	(20,379)	(9,995)
Cash distributions to SVH from SVO	$55,025	53,846	$46,095
Shortfall loans from LIN Television to SVH	2,292	2,483	4,078
Shortfall loans from General Electric Company ("GE") to SVH	8,954	9,701	15,934

	December 31,
	2012	2011
SVH:
Cash and cash equivalents	$—	$63
Non-current assets	209,552	200,223
Current liabilities	544	544
Non-current liabilities(1)	864,927	850,650
Shortfall loans outstanding and accrued interest payable to LIN Television from SVH	$10,080	$7,169
Shortfall loans outstanding and accrued interest payable to NBCUniversal and General Electric from SVH	39,382	28,009

(1)
See Note 15—"Commitments and Contingencies" for further description of the General Electric Capital Corporation ("GECC") Note.

        In 2008, we recorded an impairment charge that reduced the carrying value of our investment in SVH to $0. Subsequent to the reduction of the SVH carrying value to $0, and as a result of our guarantee of the debt financing provided by General Electric Capital Corporation ("GECC") of SVH as further described

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 4—Investments (Continued)

in Note 15—"Commitments and Contingencies," we suspended recognition of equity method losses in our consolidated financial statements.

        During the years ended December 31, 2012 and 2011, based on our estimate of our probable shortfall obligations to the joint venture, we recognized contingent liabilities of $4.2 and $4.7 million, respectively, for the amounts that we expected to loan to SVH pursuant to the shortfall funding agreements with the GE Parties and NBCUniversal, as further described in Note 15—"Commitments and Contingencies." Because of uncertainty surrounding the joint venture's ability to repay shortfall loans, we concluded that it was more likely than not that the amounts recognized for accrued shortfall loans would not be recovered within a reasonable period of time, and concurrently recognized charges of $4.2 and $4.7 million in 2012 and 2011, respectively, to reflect the impairment of the shortfall loans, which were classified within Share of loss in equity investments in our consolidated statement of operations. As a result of the JV Sale Transaction, as of February 12, 2013, we have no further shortfall funding obligations. Therefore, as of December 31, 2012, the remaining accrued shortfall funding liability of $6 million was also reversed and reflected in the Share of loss in equity investments line of our consolidated statement of operations.

        During the years ended December 31, 2012, 2011 and 2010, pursuant to the shortfall funding agreement with NBCUniversal and the GE Parties as further described in Note 15—"Commitments and Contingencies," we funded shortfall loans in the aggregate principal amount of $2.3 million, $2.5 million and $4.1 million, respectively, representing our 20.38% share of debt service shortfalls during those periods, and GE funded shortfall loans in the aggregate principal amount of $9.0 million, $9.7 million and $15.9 million, respectively, representing its 79.62% share in debt service shortfalls during those periods.

Note 5—Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Land and land improvements	$21,147	$16,220
Buildings and fixtures	176,940	131,993
Broadcast equipment and other	314,011	250,168

Total property and equipment	512,098	398,381
Less accumulated depreciation	(268,503)	(252,952)

Property and equipment, net	$243,595	$145,429

        We recorded depreciation expense of $32.1 million, $26.2 million and $27.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        During the year ended December 31, 2010 we received $0.1 million of equipment and recognized a gain of $3.7 million, which is recorded in loss (gain) from asset dispositions in our consolidated statements of operations, related to an exchange of analog equipment for comparable digital equipment with Sprint Nextel Corporation.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 6—Intangible Assets

        The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

		December 31,
	Weighted-Average Remaining Useful Life (in years)
		2012	2011
Finite-Lived Intangible Assets:
Network affiliations	2	$32,667	$1,875
Customer relationships	12	8,631	2,489
Non-compete agreements	2	1,588	1,588
Completed technology	4	6,370	5,563
Favorable leases	32	8,573	—
Retransmission agreements	5	8,320	788
Other intangible assets	20	9,609	6,660
Accumulated amortization		(16,072)	(9,708)

Net finite-lived intangible assets		$59,686	$9,255

Indefinite-Lived Intangible Assets:
Broadcast licenses		$536,515	$390,826

Summary:
Goodwill		$189,138	$122,069
Broadcast licenses and finite-lived intangible assets, net		596,201	400,081

Total intangible assets		$785,339	$522,150

        We recorded amortization expense of $6.4 million, $1.2 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The following table summarizes the projected aggregate amortization expense for the next five years and thereafter (in thousands):

Projected Aggregate Amortization Expense
For the years ended December 31,
2013	$21,627
2014	14,341
2015	4,283
2016	3,873
2017	2,205
Thereafter	13,357

Total	$59,686

        There were no events during 2012, 2011 and 2010 to warrant the performance of an interim impairment test of our indefinite-lived intangible assets. We recorded a $1.6 million impairment charge related to discontinued operations for the year ended December 31, 2011.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 6—Intangible Assets (Continued)

        The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011, respectively, are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Balance as of January 1, 2012 and 2011, respectively	$122,069	$117,259
Additions	67,069	4,810

Goodwill	741,464	674,395
Accumulated impairment losses	(552,326)	(552,326)

Balance as of December 31, 2012 and 2011, respectively	$189,138	$122,069

Note 7—Long-term Debt

        Debt consisted of the following (in thousands):

	December 31,
	2012	2011
Senior Secured Credit Facility:
Revolving credit loans	$—	$35,000
$125,000 Term loans, net of discount of $435 and $604 as of December 31, 2012 and 2011, respectively	124,565	124,396
$257,400 and $260,000 Incremental term loans, net of discount of $2,020 and $2,594 as of December 31, 2012 and 2011, respectively	255,380	257,406
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	—
6 1/2% Senior Subordinated Notes due 2013	—	166,773
$0 and $85,426 6 1/2% Senior Subordinated Notes due 2013—Class B, net of discount of $0 and $1,228 as of December 31, 2012 and 2011, respectively	—	84,198
Capital lease obligations	14,881	162
Other debt	5,401	782

Total debt	890,227	868,717
Less current portion	10,756	253,856

Total long-term debt	$879,471	$614,861

Senior Secured Credit Facility

        Our senior secured credit facility is comprised of a six-year, $125 million term loan and a five-year, $75 million revolving credit facility, and bears interest at a rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 1/2 of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin based upon our Consolidated Senior Secured Leverage Ratio, currently set at 2.75% and 1.75% for LIBOR based loans and ABR rate loans, respectively. Lastly, the unused portion of the revolving credit facility is subject to a commitment fee

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

based upon our Consolidated Senior Secured Leverage Ratio, currently set at 0.375% for both LIBOR based loans and ABR rate loans.

        Our senior secured credit facility also includes a seven-year, $260 million tranche B incremental term loan facility and a $60 million tranche B-2 incremental term facility that was funded on February 12, 2013 in connection with the JV Sale Transaction, each of which is subject to the terms of our Credit Agreement. Borrowings under the incremental term loan facility were used (i) to pay the call price for our redemption of all of our remaining 6 1/2% Senior Subordinated Notes, as described below, and (ii) to pay accrued interest, fees and expenses associated with the redemption. Borrowings under the incremental term loan facility bear interest at a rate based, at our option, on an adjusted LIBOR rate, plus an applicable margin of 3%; or an adjusted Base Rate, plus an applicable margin of 2%; provided that the adjusted LIBOR rate and the adjusted Base Rate shall at no time be less than 1% and 2%, respectively

        On December 24, 2012, we entered into an amendment to our Credit Agreement (the "Credit Agreement"), dated as of October 26, 2011, as amended on December 19, 2011, by and among LIN Television, JPMorgan Chase Bank, N.A., as Administrative Agent, and the banks and other financial institutions party thereto, which (1) replaced our $257.4 million tranche B term loan maturing in December 2018 with a new tranche B term loan of the same maturity which bears interest at a reduced rate and (2) made certain other changes to the Credit Agreement, including changes to the financial covenants therein that are favorable to LIN Television and its affiliates and (3) extended the maturity for a $60 million tranche of our revolving credit facility to October 2017. We paid customary fees and expenses in connection with the closing of such amendment in the amount of $1.7 million. As a result of this amendment, we recorded a loss on extinguishment of debt of $1.2 million associated with a write-down of deferred financing fees and unamortized discount to our consolidated statement of operations during the year ended December 31, 2012.

        The terms of the Credit Agreement provide for customary representations and warranties, affirmative and negative covenants (including financial covenants), and events of default. The Credit Agreement also provides for the payment of customary fees and expenses by us. The credit facilities available under the Credit Agreement can be accelerated upon events of default and require the term loans to be prepaid under certain circumstances with amounts determined by reference to the proceeds from certain asset sales (subject to reinvestment rights), the incurrence of certain indebtedness and a percentage of annual excess cash flow.

        The credit facilities are senior secured obligations and rank senior in right of payment to our existing and future subordinated indebtedness. LIN TV and certain of our existing, or hereafter created or acquired, domestic subsidiaries guarantee the credit facilities on a senior basis. LIN Television and each of our subsidiary guarantors have granted a security interest in all or substantially all of our assets to secure the obligations under senior secured credit facility, and LIN TV has granted a security interest in its capital stock of LIN Television to secure such obligations.

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

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

        The Credit Agreement governing our senior secured credit facility also requires on an annual basis, following the delivery of our year-end financial statements, and commencing after the year ended December 31, 2012, mandatory prepayments of principal of the term loans based on a computation of excess cash flow for the preceding fiscal year, as more fully described in the Credit Agreement. However, based on the excess cash flow computation for the year ended December 31, 2012, we will not be required to make such prepayments during the year ending December 31, 2013.

        The incremental term loan facility is a senior secured obligation and ranks senior in right of payment to our existing and future subordinated indebtedness. The incremental term loan facility is guaranteed and secured on the same basis as the other credit facilities under the Credit Agreement. If we do not refinance, redeem or discharge our 8 3/8% Senior Notes on or prior to January 15, 2018, then, in such event, the maturity of the incremental term loan facility will be accelerated from December 21, 2018 to January 15, 2018.

        The following table summarizes certain key terms including the LIBOR-based borrowing rates of our senior secured credit facility as of the date of this report (in thousands):

	Credit Facility
	Revolving Facility	Term Loans	Incremental Term Loans
Final maturity date	10/26/2017	10/26/2017	12/21/2018
Available balance as of December 31, 2012	$75,000	$—	$—
Interest rates as of December 31, 2012:
Interest rate	0.21%	0.21%	1.00%
Applicable margin	2.75%	2.75%	3.00%

Total	2.96%	2.96%	4.00%

2009 Senior Secured Credit Facility

        During the years ended December 31, 2011 and 2010, we recorded a loss on extinguishment of debt of $0.2 million and $2.7 million, respectively, consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans under our 2009 senior secured credit facility.

8 3/8% Senior Notes

8 3/8% Senior Notes
Final maturity date	4/15/2018
Annual interest rate	8.375%
Payable semi-annually in arrears	April 15th
October 15th

        Our 8 3/8% Senior Notes are unsecured but rank equally in right of payment with all senior secured indebtedness and senior to all subordinated indebtedness.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

        The indenture governing our 8 3/8% Senior Notes contains covenants limiting our ability and the ability of our restricted subsidiaries to, among other things, incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; create certain liens; merge, consolidate or sell substantially all of our assets; and enter into certain transactions with affiliates. These covenants are subject to certain exceptions and qualifications. The indenture also has change of control provisions which may require our Company to purchase our 8 3/8% Senior Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest. Additionally, if we sell assets under certain circumstances, we will be required to make an offer to purchase our 8 3/8% Senior Notes at their face amount, plus accrued and unpaid interest, if any, through the purchase date.

6 3/8% Senior Notes

6 3/8% Senior Notes
Final maturity date	1/15/2021
Annual interest rate	6.375%
Payable semi-annually in arrears	January 15th
July 15th

        On October 12, 2012, we completed the issuance and sale of $290 million in aggregate principal amount of our 6 3/8% Senior Notes. The net proceeds of our 6 3/8% Senior Notes were used to fund the remaining purchase price for the Acquisition as further described in Note 2—"Acquisitions."

        Our 6 3/8% Senior Notes are unsecured but rank pari passu in right of payment with all senior secured indebtedness and senior to all subordinated indebtedness.

        The indenture governing our 6 3/8% Senior Notes contains covenants limiting our ability and the ability of our restricted subsidiaries to, among other things, incur certain additional indebtedness and issue preferred stock; make certain dividends, distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; create certain liens; merge, consolidate or sell substantially all of our assets; and enter into certain transactions with affiliates. These covenants are subject to certain exceptions and qualifications. The indenture also has change of control provisions which may require our Company to purchase our 6 3/8% Senior Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest. Additionally, if we sell assets under certain circumstances, we will be required to make an offer to purchase our 6 3/8% Senior Notes at their face amount, plus accrued and unpaid interest, if any, through the purchase date.

6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B

        During the years ended December 31, 2012 and 2011, we redeemed $252 million and $165 million, respectively, of our 6 1/2% Senior Subordinated Notes. The redemption of these notes, at par, was funded in part by proceeds from the term loan, incremental term loan, the revolving credit facility and cash on hand. As a result of these redemptions, during the years ended December 31, 2012 and 2011, we recorded a loss

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

on extinguishment of debt of $2.1 million and $1.5 million, respectively, associated with a write-down of deferred financing fees and unamortized discount to our consolidated statement of operations.

Capital Lease Obligations

        As part of the transactions further described in Note 2—"Acquisitions," we assumed $14.9 million in capital lease obligations related to buildings and equipment. These leases mature over a period of 4 to 19 years and are payable in monthly installments.

Other Debt

        During the year ended December 31, 2012, Vaughan, a consolidated VIE, entered into a term loan with an unrelated third party in an original principal amount of $4.6 million to fund a portion of the purchase price for the acquisition of certain assets of PBC. This term loan matures in equal quarterly installments through October 2017. We fully and unconditionally guarantee this loan.

        During the year ended December 31, 2012, KASY, a consolidated VIE, entered into a term loan with an unrelated third party in an original principal amount of $1.7 million to fund a portion of the purchase price for the acquisition of certain assets of ACME. This term loan matures in equal quarterly installments through December 2017. We fully and unconditionally guarantee this loan.

        During the year ended December 31, 2011, WBDT, a consolidated VIE, entered into a term loan with an unrelated third party in an original principal amount of $0.9 million to fund a portion of the purchase price for the acquisition of certain assets of WBDT-TV. This term loan matures in equal quarterly installments through May 2016. We fully and unconditionally guarantee this loan.

Repayment of Principal

        The following table summarizes scheduled future principal repayments on our debt agreements and capital leases (in thousands):

	Revolving Facilities		Term Loans	Incremental Term Loans		8 3/8% Senior Notes	6 3/8% Senior Notes	Finance Leases	Other Debt	Total
Final maturity date	10/26/2017		10/26/2017	12/21/2018		4/15/2018	1/15/2021	Various	Various
2013	$—		$6,250	$3,200		$—	$—	$453	$1,450	$11,353
2014	—		12,500	3,200		—	—	421	1,450	17,571
2015	—		18,750	3,200		—	—	457	1,450	23,857
2016	—		25,000	3,200		—	—	596	702	29,498
2017	5,000	(1)	62,500	3,200		—	—	533	349	71,582
2018 and thereafter	—		—	301,400	(1)	200,000	290,000	12,421	—	803,821

Total	$5,000		$125,000	$317,400		$200,000	$290,000	$14,881	$5,401	$957,682

(1)
Principal payments on debt include $5 million outstanding under our revolving credit facilities, as well as a $60 million incremental term facility that was funded on February 12, 2013, each of which were made in connection with the JV Sale Transaction. These incremental loan amounts were not outstanding as of December 31, 2012 and are not reflected in our balance sheet as of that date.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 7—Long-term Debt (Continued)

        The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues (Level 2 inputs of the three-level fair value hierarchy). The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Revolving credit loans	$—	$—	$35,000	$35,000
Term loans	379,945	380,599	381,802	379,872
Senior notes	490,000	524,500	450,971	444,348
Other debt	5,401	5,401	782	782

Total	$875,346	$910,500	$868,555	$860,002

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

        The 2006 interest rate hedge expired on November 4, 2011. Accordingly, as of December 31, 2012 and 2011, there are no amounts related to the 2006 interest rate hedge included in our consolidated balance sheets.

        As of December 31, 2012, we have no derivative contracts outstanding.

        The following table summarizes our derivative activity (in thousands):

	(Gain) Loss on Derivative Instruments			Other Comprehensive Income, Net of Tax
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Mark-to-Market Adjustments on:
2006 interest rate hedge	$—	$(1,960)	$1,898	$—	$—	$2,516

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Stock-Based Compensation

        We have several stock-based compensation plans, including our 1998 Option Plan, the Amended and Restated 2002 Stock Plan and the Third Amended and Restated 2002 Non-Employee Director Stock Plan (collectively, the "Stock Plans"), that permit us to grant non-qualified options in LIN TV's class A common stock or restricted stock units, which convert into LIN TV's class A common stock upon vesting, to certain directors, officers and key employees of our Company. Additionally, the Amended and Restated 2010 Employee Stock Purchase Plan ("ESPP") permits employees to purchase shares of LIN TV's class A common stock at a discount as further described below.

        Options granted under the Stock Plans vest over a four-year service period, unless otherwise designated by the Compensation Committee upon grant. Options expire ten years from the date of grant. We issue new shares of LIN TV's class A common stock when options are exercised or from shares that we repurchased pursuant to our Board authorized share repurchase program as further described in Note 12—"Stockholders' Equity". Restricted stock unit awards vest over a five-year service period, unless otherwise designated by the Compensation Committee upon grant. There were 7,790,509 shares authorized for grant under the various Stock Plans and 2,896,347 shares available for future grant as of December 31, 2012. Both the shares authorized and shares available exclude 1,552,983 shares under plans in effect prior to 2002 from which we do not intend to re-grant and consider unavailable for future grants. The following table presents the stock-based compensation expense included in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Employee stock purchase plan(1)	$(112)	$54	$14
Employee stock options	1,980	1,438	1,197
Restricted stock unit awards	4,896	4,320	2,812
Modifications to stock option agreements	93	364	840

Share-based compensation expense before tax	6,857	6,176	4,863
Income tax benefit (at 35% statutory rate)	(2,400)	(2,162)	(1,702)

Net stock-based compensation expense	$4,457	$4,014	$3,161

(1)
The income during December 31, 2012 is a result of ESPP disqualifications in excess of ESPP expense.

        We did not capitalize any stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010.

        We have not yet recognized compensation expense relating to unvested employee stock options and restricted stock unit awards of $4.4 million and $9.3 million, respectively, which will be recognized over a weighted-average future period of approximately 1.8 years and 1.9 years, respectively.

        During the year ended December 31, 2012, we received $0.7 million from the exercise of stock options and $0.6 million from the purchase of LIN TV's class A common stock pursuant to the ESPP.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Stock-Based Compensation (Continued)

Stock Options

        The following table provides additional information regarding our stock options for the year ended December 31, 2012 as follows (in thousands, except per share data):

	Shares	Weighted- Average Exercise Price Per Share
Outstanding at the beginning of the year	4,363	$2.79
Granted during the year	963	6.12
Exercised or converted during the year	(284)	2.48
Forfeited during the year	(112)	4.38
Expired during the year	(36)	4.02

Outstanding at the end of the year	4,894	3.42

Exercisable or convertible at the end of the year	3,116	2.47

        As of December 31, 2012, the weighted-average remaining contractual life of the options outstanding and the options exercisable was 7.6 years and 6.7 years, respectively. Additionally, as of December 31, 2012, the aggregate intrinsic value of the options outstanding and the options exercisable was $19.5 million and $15.4 million, respectively. The intrinsic value in the table above represents the total pre-tax intrinsic value based on our closing price as of December 31, 2012, which would have been received by the option holders had all option holders exercised their options and immediately sold their shares on that date.

        The fair value of each stock option grant or modification is estimated on the date of grant or modification using a Black-Scholes valuation model, which incorporates the following assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected term(1)	5 to 6 years	5 to 6 years	5 to 6 years
Expected volatility(2)	98% to 99%	97% to 99%	95% to 96%
Expected dividends	$0.00	$0.00	$0.00
Risk-free rate(3)	0.6% to 1.1%	0.9% to 2.6%	1.9% to 2.7%

(1)
The expected term was estimated using our historical experience.

(2)
Expected volatility is based on historical trends for LIN TV class A common stock over the expected term, and prior to 2010, we used the historical trends of LIN TV class A common stock over the expected term, as well as a comparison to peer companies.

(3)
The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

        During the years ended December 31, 2012, 2011 and 2010, we recognized stock-based compensation expense for a modification to our stock option agreements of $0.1 million, $0.4 million and $0.8 million, respectively, as a result of an exchange offer we completed in 2009.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Stock-Based Compensation (Continued)

Restricted Stock Unit Awards

        The following table provides additional information regarding the restricted stock unit awards for the year ended December 31, 2012 (in thousands, except per share data):

	Shares	Weighted- Average Price Per Share
Unvested at the beginning of the year	2,579	$5.75
Granted during the year	675	6.61
Vested during the year	(851)	5.85
Forfeited during the year	(109)	5.34

Unvested at the end of the year	2,294	5.98

        The following table provides further information for both our restricted stock unit and stock option awards (in thousands):

	Year Ended December 31,
	2012	2011	2010
Total fair value of awards granted	$10,347	$4,983	$16,057
Total intrinsic value of awards exercised	865	225	796
Total fair value of awards vested	7,718	7,522	6,786

Employee Stock Purchase Plan

        Under the terms of our ESPP, our eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase shares of LIN TV's class A common stock. The purchase price of each share is 85% of the average of the high and low per share trading price of LIN TV's class A common stock on the NYSE on the last trading day of each month during the offering period. There were 735,000 shares authorized for grant under this plan and there were 293,000 shares available for future grant as of December 31, 2012. During the year ended December 31, 2012, 2011 and 2010, employees purchased 173,244, 187,350 and 81,420 shares, respectively, at a weighted-average price of $3.55, $3.38 and $3.92, respectively.

Note 10—Fair Value Measurements

        We record the fair value of certain financial assets and liabilities on a recurring basis. The following table summarizes the financial assets and liabilities measured at fair value in the accompanying

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 10—Fair Value Measurements (Continued)

consolidated financial statements using the prescribed three-level fair value hierarchy as of December 31, 2012 and 2011 (in thousands):

	Quoted Prices in Active Markets	Significant Observable Inputs
	(Level 2)	(Level 3)	Total
December 31, 2012:
Assets:
Deferred compensation related investments	$619	$2,461	$3,080
December 31, 2011:
Assets:
Deferred compensation related investments	$552	$1,405	$1,957

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

Note 11—Retirement Plans

401(k) Plan

        We provide a defined contribution plan ("401(k) Plan") for eligible employees. Effective January 1, 2010, we began making a 3% non-elective contribution for all eligible employees, which vests 100% after two years of service. Historically, we made contributions to the 401(k) Plan on behalf of employee groups that were not covered by our defined benefit retirement plan matching 50% of the employee's contribution up to 6% of the employee's total annual compensation. These contributions vested in 20% annual increments until the employee was 100% vested after five years of service. Company contributions to our 401(k) Plan were suspended during 2009 and were resumed effective January 1, 2010. We contributed $3.9 million, $3.6 million and $3.5 million to the 401(k) Plan in the years ended December 31, 2012, 2011 and 2010, respectively. Effective July 1, 2010, we also made available to certain employees, including our executive officers, the LIN Television Corporation Supplemental Income Deferral Plan. This plan provides benefits to highly compensated employees in circumstances in which the maximum limits established under the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code prevent them from receiving Company contributions. We contributed $0.5 million, $0.2 million and $0.4 million to this plan during the years ended December 31, 2012, 2011 and 2010, respectively.

Supplemental Income Deferral Plan

        Effective as of July 1, 2010, eligible executives, are entitled to participate in the Supplemental Income Deferral Plan ("SIDP"). The SIDP allows eligible executive officers to defer 5% - 80% of their base salaries and 5% - 100% of their annual non-equity incentive awards on a tax-deferred basis and receive tax-deferred market-based growth. In 2012, the Company made contributions to the SIDP for each of the named executive officers in amounts equal to 5% of their base salary and non-equity incentive plan compensation.

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

        Effective April 1, 2009, this plan was frozen and we do not expect to make additional benefit accruals to this plan, however we continue to fund our existing vested obligations. We contributed $7.4 million, $5.4 million and $5.4 million to our pension plan during the years ended December 31, 2012, 2011 and 2010, respectively. We anticipate contributing $5.4 million to this plan in 2013.

        We record the unfunded status of our defined benefit plan as a liability. For the years ended December 31, 2012 and December 31, 2011, each plan was underfunded. The plan assets and benefit obligations of our defined benefit plan are recorded at fair value as of December 31, 2012. Information regarding the change in the projected benefit obligation, the accumulated benefit obligation and the change in the fair value of plan assets for our traditional defined benefit plan and our cash balance plan are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$133,047	$116,587
Service cost	—	—
Interest cost	5,379	5,872
Actuarial loss	1,485	15,098
Benefits paid	(4,942)	(4,510)
Curtailment	—	—

Projected benefit obligation, end of period	$134,969	$133,047

Accumulated benefit obligation	$134,969	$133,047

Change in plan assets
Fair value of plan assets, beginning of period	$82,314	$78,046
Actual return on plan assets	11,621	3,419
Employer contributions	7,419	5,359
Benefits paid	(4,942)	(4,510)

Fair value of plan assets, end of period	$96,412	$82,314

Unfunded status of the plan	$(38,557)	$(50,733)

Total amount recognized as accrued benefit liability	$(38,557)	$(50,733)

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans (Continued)

        The following table includes the pension related accounts recognized on our consolidated balance sheets and the components of accumulated other comprehensive loss related to the net periodic pension benefit costs as follows (in thousands):

	December 31,
	2012	2011
Other accrued expenses (current)	$(373)	$(391)
Other liabilities (long-term)	(38,184)	(50,342)

Total amount recognized as accrued pension benefit liability	$(38,557)	$(50,733)

Accumulated other comprehensive loss:
Net loss, net of tax benefit of $13,594 and $15,727 for the years ended December 31, 2012 and 2011, respectively	$29,624	$33,017
Pension tax liability	5,760	5,760

Accumulated other comprehensive loss related to net periodic pension benefit cost	$35,384	$38,777

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans (Continued)

        The total net loss of $29.6 million, which is net of tax, relates to deferred actuarial losses from changes in discount rates, differences between actual and assumed asset returns, and differences between actual and assumed demographic experience (rates of turnover, retirement rates, mortality rates and prior to the plan freeze, rates of compensation increases). During 2013, we expect to amortize net losses of $1.7 million, which are included in accumulated other comprehensive loss as of December 31, 2012.

        The following table includes other changes in plan assets and benefit obligations that were recognized in other comprehensive income (loss) (in thousands):

	December 31,
	2012	2011
Net gain (loss)	$3,947	$(18,503)
Amortization of net actuarial loss	1,578	753

Total amount recognized in other comprehensive income (loss)	$5,525	$(17,750)

        Components of net periodic pension benefit cost were (in thousands):

	Year Ended December 31,
	2012	2011	2010
Service cost	$—	$—	$—
Interest cost	5,379	5,872	6,092
Expected return on plan assets	(6,190)	(6,824)	(6,446)
Amortization of prior service cost	—	—	—
Amortization of net loss	1,579	754	376

Net periodic benefit cost	$768	$(198)	$22

        Our expected future pension benefit payments for the next 10 years are as follows (in thousands):

For Years Ended December 31,	Expected Future Pension Benefit Payments
2013	$5,551
2014	5,630
2015	5,849
2016	5,991
2017	6,001
2018 through 2022	36,961

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans (Continued)

        Weighted-average assumptions used to estimate our pension benefit obligations and to determine our net periodic pension benefit cost are as follows:

	Year Ended December 31,
	2012	2011	2010
Discount rate used to estimate our pension benefit obligation	3.60%-4.00%	3.90%-4.20%	5.25%
Discount rate used to determine net periodic pension benefit	3.90%-4.20%	5.25%	5.75%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate-of-return on plan assets	7.00%	7.00%	8.00%

        For the discount rate for the years ended December 31, 2012 and 2011, we used a custom bond modeler that develops a hypothetical portfolio of high quality corporate bonds, rated AA- and above by Standard & Poor's, that could be purchased to settle the obligations of the plan. The yield on this hypothetical portfolio represents a reasonable rate to value our plan liability. Prior to 2011, we used the Citigroup Pension Discount Curve to aid in the selection of our discount rate, which we believe reflects the weighted rate of a theoretical high quality bond portfolio consistent with the duration of the cash flows related to our pension liability.

        We considered the current levels of expected returns on a risk-free investment, the historical levels of risk premium associated with each of our pension asset classes, the expected future returns for each of our pension asset classes and then weighted each asset class based on our pension plan asset allocation to derive an expected long-term return on pension plan assets. During the years ended December 31, 2012, 2011 and 2010, our actual rate of return on plan assets was 15.4%, 4.04% and 12.3%.

        Our investment objective is to achieve a consistent total rate-of-return that will equal or exceed our actuarial assumptions and to equal or exceed the benchmarks that we use for each of our pension plan asset classes. The following asset allocation is designed to create a diversified portfolio of pension plan assets that is consistent with our target asset allocation and risk policy:

	Target Allocation	Percentage of Plan Assets as of December 31,
Asset Category	2012	2012	2011
Equity securities	60%	55%	60%
Debt securities	40%	45%	40%

	100%	100%	100%

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 11—Retirement Plans (Continued)

        The following table summarizes our pension plan assets measured at fair value using the prescribed three-level fair value hierarchy as of December 31, 2012 and 2011 (in thousands):

	Significant Observable Inputs
	(Level 2)	Total
December 31, 2012:
Money market fund	$1,092	$1,092
Commingled pools:
U.S. equity	30,034	30,034
International equity	15,241	15,241
REIT	3,875	3,875
High yield bond	2,916	2,916
Emerging markets	6,374	6,374
Investment grade fixed income	36,880	36,880

Total	$96,412	$96,412

December 31, 2011:
Money market fund	$462	$462
Commingled pools:
U.S. equity	26,573	26,573
International equity	9,757	9,757
REIT	3,390	3,390
High yield bond	2,914	2,914
Emerging markets	6,652	6,652
Investment grade fixed income	32,566	32,566

Total	$82,314	$82,314

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

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 12—Stockholders' Equity

        During the year ended December 31, 2011, LIN TV's Board of Directors approved a stock repurchase program that authorized LIN TV to repurchase up to $25 million of LIN TV's class A common stock over a 12 month period. This program was extended by LIN TV's Board of Directors in November 2012 and was scheduled to expire on the earlier of the completion of all purchases contemplated by the plan or November 14, 2013; however, on February 12, 2013, as a result of entering into the Merger Agreement, LIN TV terminated the stock repurchase program. Prior to the termination, during the years ended December 31, 2012 and 2011, LIN TV repurchased approximately 3.3 million and 0.8 million shares of LIN TV's class A common stock, respectively, on the open market for an aggregate purchase price of $11.4 million and $2.7 million, respectively.

        LIN TV's class B common stock is convertible into an equal number of shares of LIN TV's class A common stock in various circumstances. During the year ended December 31, 2012, none of LIN TV's class B common stock was converted into class A common stock. During the year ended December 31, 2011, approximately 0.1 million shares of LIN TV's class B common stock were converted into class A common stock.

Note 13—Restructuring

        During the years ended December 31, 2012, 2011 and 2010, we recorded restructuring charges of $2.4 million, $0.7 million and $3.3 million, respectively, as a result of the consolidation of certain activities at our stations and our corporate headquarters. During the years ended December 31, 2012, 2011 and 2010, we made cash payments of $2.2 million, $1.1 million and $2.4 million related to these restructuring actions. We expect to make cash payments of $0.7 million related to these restructuring actions during 2013.

        The activity for these restructuring charges is as follows (in thousands):

	Severance and Related	Contractual and Other	Total
Balance as of December 31, 2010	$914	$8	$922
Charges	690	17	707
Payments	(1,089)	(25)	(1,114)

Balance as of December 31, 2011	$515	$—	$515
Charges	2,414	—	2,414
Payments	(2,212)	—	(2,212)

Balance as of December 31, 2012	$717	$—	$717

Note 14—Related Party Transactions

        During the year ended December 31, 2010, we acquired a non-controlling investment in an interactive service provider that hosts our web sites for $2.0 million. During the years ended December 31, 2012, 2011 and 2010, we incurred charges of $3.1 million, $2.4 million and $1.9 million, respectively, and made cash payments of $2.2 million, $2.2 million and $2.6 million, respectively, to this provider for web hosting services and web site development and customization.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies

Commitments

        We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2036. In addition, we have entered into commitments for future syndicated entertainment and sports programming. Future payments for these non-cancelable operating leases and agreements, and future payments associated with syndicated television programs as of December 31, 2012 are as follows (in thousands):

	Operating Leases and Agreements	Syndicated Television Programming	Total
Year
2013	$28,578	$28,831	$57,409
2014	24,190	17,560	41,750
2015	17,042	3,476	20,518
2016	12,177	999	13,176
2017	10,672	417	11,089
Thereafter	10,222	328	10,550

Total obligations	102,881	51,611	154,492
Less recorded contracts	—	(9,605)	(9,605)

Future contracts	$102,881	$42,006	$144,887

        Rent expense, resulting from operating leases, was $2.5 million, $1.5 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Contingencies

GECC Guarantee and the Merger

        GECC provided debt financing for the joint venture between NBCUniversal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 1, 2013 and 9% per annum thereafter. The GECC Note was an obligation of the joint venture. As of December 31, 2012, we had a 20.38% equity interest in the joint venture and NBCUniversal had the remaining 79.62% equity interest, in which we and NBCUniversal each have a 50% voting interest. NBCUniversal operates two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement. LIN TV had previously guaranteed the payment of principal and interest on the GECC Note.

        In light of the adverse effect of the economic downturn on the joint venture's operating results, from 2009 to 2012, we entered into the shortfall funding agreements with SVH, the GE Parties and NBCUniversal pursuant to which LIN Television, the GE Parties and NBCUniversal provided shortfall loans to SVH on the basis of each party's percentage of equity interest in SVH in order to fund interest payments on the GECC Note.

        On February 12, 2013, a subsidiary of LIN TV Corp. entered into, and simultaneously closed the transactions contemplated by the Transaction Agreement between subsidiaries of NBCUniversal, the GE

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

Parties, Comcast Corporation, and SVH. The Transaction Agreement effected a series of transactions whereby LIN Television caused a $100 million capital contribution to be made to SVH, LIN TV was released from the GECC guarantee and any further obligations relating to the shortfall funding agreements and LIN Texas sold its 20.38% equity interest in SVH for $1.00. The Transaction Agreement contains certain indemnifications and obligations with respect to representations and warranties; however, we do not believe they will result in any liability to the Company.

        We reflected the financial impact of the JV Sale Transaction in our consolidated financial statements for the year ended December 31, 2012 by recognizing a $94 million charge, which reflects the net effect of the $100 million capital contribution noted above and the reversal of a $6 million shortfall loan obligation to the joint venture that had previously been recognized. The JV Sale Transaction was recorded as of December 31, 2012 because it was an obligation that was both probable and estimable as of the date of this report.

        As a result of the JV Sale Transaction, during 2013 we will recognize a taxable gain of $715.5 million. After utilizing all of our available Federal NOL carryforwards to offset the taxable income, we have a remaining $163 million short-term deferred federal and state tax liability associated with the JV Sale Transaction as of December 31, 2012. The tax liability represents taxes payable in 2013 in the event that we are unable to complete the Merger as described below.

        On February 12, 2013, we also announced that we entered into an Agreement and Plan of Merger (the "Merger Agreement") with LIN Media LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of LIN TV ("LIN LLC"). Pursuant to the Merger Agreement, and subsequent to shareholder approval, LIN TV will be merged with and into LIN LLC with LIN LLC continuing as the surviving entity (the "Merger"). The Merger is expected to enable LIN TV to be classified as a partnership for federal income tax purposes and such change in classification would be treated as a liquidation of LIN TV for federal income tax purposes with the result that LIN TV would recognize gain or loss, as applicable, in its 100% equity interest in LIN Television.

        As a result of the Merger, which we expect to complete in 2013 (subject to LIN TV shareholder approval), LIN TV is expected to realize a capital loss between its tax basis in the stock of LIN Television and the fair market value of this stock at the closing of the Merger.

        Although we believe it is probable that we will receive the required shareholder approvals to complete the Merger, if we are unable to complete the Merger before the associated federal and state income tax liabilities become due, or if the Merger does not generate sufficient capital losses to offset fully the capital gains from the JV Sale Transaction, due to the trading price of LIN TV's class A common stock at the time of the Merger, LIN TV could incur cash income taxes of $163 million related to the JV Sale Transaction, payable beginning in 2013. For further discussion, see Note 1—"Basis of Presentation and Summary of Significant Accounting Policies."

        See additional information on the risks associated with the Merger in Item 1A. "Risk Factors."

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

Note 16—Income Taxes

        The income before income taxes was solely from domestic operations. The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$21	$543	$340
State	1,571	652	620
Foreign	633	—	—

Total current	$2,225	$1,195	$960

Deferred:
Federal	$33,865	$(25,907)	$18,270
State	4,373	8,667	815

Total deferred	38,238	(17,240)	19,085

Total current and deferred	$40,463	$(16,045)	$20,045

        The following table reconciles the amount that would be calculated by applying the 35% federal statutory rate to income before income taxes to the actual provision for (benefit from) income taxes (in thousands):

	2012	2011	2010
Provision assuming federal statutory rate	$7,871	$11,780	$19,680
State taxes, net of federal tax benefit	5,723	1,790	2,394
State tax law/state changes, net of federal tax benefit	1,883	5,703	(281)
Change in valuation allowance	(4,622)	(36,541)	(1,181)
Impairment of goodwill	—	—	(220)
Stock compensation	(17)	601	366
Reserve of tax contingencies	633	—	—
Impact of JV Sale Transaction	28,435	—	—
Other	557	622	(713)

	$40,463	$(16,045)	$20,045

Effective income tax rate on continuing operations	179.9%	(47.7)%	35.7%

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 16—Income Taxes (Continued)

        The impact of the JV Sale Transaction is a result of entering into and consummating the transactions contemplated by the JV Sale Transaction Agreement on February 12, 2013, as described further in Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" and in Note 15—"Commitments and Contingencies." The JV Sale Transaction resulted in the recognition of $27.5 million and $0.9 million of incremental short-term deferred federal and state tax liabilities, respectively, in excess of those which were previously established. The financial impact of the JV Sale Transaction and corresponding tax expense of $28.4 million are reflected in our consolidated financial statements for the year ended December 31, 2012.

        The decrease from state tax law/rate changes, net of federal tax benefit, is primarily a result of state tax legislation enacted in Michigan in May 2011, which repealed the Michigan business tax ("MBT"), and implemented a corporate income tax instead, effective January 2012. As a result of the elimination of the MBT, certain future tax deductions that were available to be utilized beginning in 2015, and had been recognized as deferred tax assets in our financial statements, will not be deductible. Therefore, during the year ended December 31, 2011, we recognized incremental deferred income tax expense of $5.1 million, net of federal benefit, for the reversal of these previously established deferred tax assets that did not recur during December 31, 2012. In addition, the 2012 state tax law/rate change, net of federal tax benefit, of $1.9 million is a result of a change in the effective tax rate used to value our deferred tax assets/liabilities.

        The components of the net deferred tax liability are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax liabilities:
Deferred gain related to equity investment in NBC joint venture	$259,049	$265,048
Property and equipment	12,822	11,354
Intangible assets	36,761	20,100
Deferred gain on debt repurchase	18,309	18,378
Noncontrolling interest	549	1,384
Other	7,476	7,614

Total	$334,966	$323,878

Deferred tax assets:
Net operating loss carryforwards	$(110,169)	$(146,911)
Equity investments	(1,554)	(1,467)
Other	(32,625)	(35,800)
Valuation allowance	18,157	23,422

Total	(126,191)	(160,756)

Net deferred tax liabilities	$208,775	$163,122

        We maintain a valuation allowance related to our deferred tax asset position when management believes it is more likely than not that the deferred tax assets will not be realized in the future. Our valuation allowance was $18.2 million as of December 31, 2012, which represents a decrease of $5.3 million for the year ended December 31, 2012. This decrease is primarily attributable to the reversal of a portion of the Company's state valuation allowances relating to 1998 to 2011 net operating losses. These valuation

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 16—Income Taxes (Continued)

allowances were reversed primarily due to the utilization of net operating losses as a result of current year taxable income. Components of our valuation allowance were:

  •
  State net operating loss carryforwards of $13.9 million;

  •
  State deferred tax assets of $0.1 million recorded in connection with the acquisitions of stations in 2005 and 2006; and

  •
  State deferred tax assets of $4.2 million related to the impairment of broadcast licenses and goodwill.

        As of December 31, 2012, we had federal net operating loss carryforwards of approximately $273 million that begin to expire in 2023, of which $142 million was utilized upon completion of the JV Sale Transaction on February 12, 2013. Additionally, we had state net operating loss carryforwards that vary by jurisdiction (tax effected, net of federal benefit) of $13.9 million, expiring through 2031.

  Unrecognized Tax Benefits.

        The Company's uncertain tax positions for the years ended December 31, 2012, 2011, and 2010 are limited to certain unrecognized state and foreign benefits totaling $26.6 million, $26.4 million and $26.6 million, respectively. At December 2012, 2011 and 2010, there are $0.8 million, $0 million and $0 million of unrecognized tax benefits, respectively, that if recognized would reduce the effective tax rate from continuing operations.

        We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2012, 2011 and 2010, we did not recognize or accrue any amounts related to interest and penalties.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$26,381	$26,610	$24,541
Additions for tax positions of current year	1,798	2,386	2,556
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(1,133)	(2,128)	—
Reductions related to settlements with taxing authorities	—	—	—
Reductions related to expiration of the statute of limitations	(487)	(487)	(487)

Balance at end of year	$26,559	$26,381	$26,610

        We file a consolidated federal income tax return and we file numerous other consolidated and separate income tax returns in U.S. state jurisdictions. Tax years 2008-2011 remain open to examination by major taxing jurisdictions.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 17—Accrued Expenses

        Accrued expenses consisted of the following (in thousands):

	December 31,
	2012	2011
Accrued compensation	$11,275	$9,515
Accrued contract costs	3,113	4,997
Accrued interest	7,841	6,095
Accrued shortfall loans to SVH (See Note 15—"Commitments and Contingencies")	—	4,136
Accrued capital contribution to joint venture	100,000	—
Other accrued expenses	31,783	13,835

Total	$154,012	$38,578

Note 18—Subsequent Events

JV Sale Transaction

        On February 12, 2013, we, along with our wholly-owned subsidiary LIN Texas entered into and closed the JV Transaction Agreement with Comcast Corporation, subsidiaries of NBCUniversal, and the GE Parties pursuant to which we exited our joint venture with NBCUniversal and LIN TV was released from the GECC Guarantee. In exchange, LIN Television caused a $100 million capital contribution to be made to the joint venture, financed by a combination of cash on hand, borrowings under our revolving credit facility, and a new $60 million incremental term facility under our existing senior secured credit facility.

        Concurrent with the closing of the JV Sale Transaction, we also entered into the Merger Agreement with a newly formed, wholly owned limited liability company subsidiary, LIN LLC. Subject to LIN TV shareholder approval (among other closing conditions) and pursuant to the Merger Agreement, LIN TV will be merged with and into LIN LLC with LIN LLC continuing as the surviving entity ("the Merger").

        The Merger will have the effect of converting the LIN TV's form of organization from a corporation to a limited liability company structure with such conversion treated as a tax liquidation of the Company for federal and state income tax purposes. The Merger is expected to allow LIN TV to recognize a capital loss between its tax basis in the stock of LIN Television and the fair market value of this stock at the closing date of this transaction and use such capital loss to offset, in whole or in part, the capital gains recognized in the JV Sale Transaction. See Note 15—"Commitments and Contingencies" for further information on the JV Sale Transaction and the Merger.

Stock Repurchase Program

        During the year ended December 31, 2011, LIN TV's Board of Directors approved a stock repurchase program that authorized LIN TV to repurchase up to $25 million of its class A common stock over a 12 month period. On February 12, 2013, as a result of entering into the Merger Agreement, LIN TV terminated the stock repurchase program.

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 19—Unaudited Quarterly Data

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per share data)
Net revenues	$103,200	$121,016	$133,076	$196,170
Operating income	$20,460	$34,995	$44,367	$71,239
Income (loss) from continuing operations	$5,115	$15,457	$19,619	$(58,163)
(Loss) income from discontinued operations	$(1,231)	$11,602	$—	$—
Net income (loss) attributable to LIN TV	$4,266	$27,118	$19,659	$(58,088)

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except per share data)
Net revenues	$89,719	$100,963	$97,816	$111,505
Operating income	$15,661	$23,226	$20,423	$29,794
Income from continuing operations	$1,611	$902	$3,002	$44,186
(Loss) income from discontinued operations	$(25)	$169	$109	$(1,173)
Net income attributable to LIN TV	$1,586	$1,071	$2,958	$42,962

Note 20—Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash paid for interest expense	$42,348	$47,801	$43,680

Cash paid for (refunded from) income taxes—continuing operations	$1,103	$559	$(345)

Non-cash investing activities:
Accrual for estimated shortfall loans to SVH	$—	$4,697	$—

Non-cash financing activities:
Capital leases assumed in acquisitions	$14,896	$—	$—

LIN Television Corporation

Notes to Consolidated Financial Statements (Continued)

Note 21—Valuation and Qualifying Accounts

	Balance at Beginning of Period	(Released) Charged to Operations	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts as of December 31,
2012	$2,310	$2,047	$(758)	$3,599
2011	$2,194	$760	$(644)	$2,310
2010	$2,225	$1,328	$(1,359)	$2,194
Valuation allowance for state and federal deferred tax assets as of December 31,
2012	$23,422	$(5,265)	$—	$18,157
2011	$59,990	$(36,568)	$—	$23,422
2010	$57,501	$2,489	$—	$59,990

Schedule I—Condensed Financial Information of the Registrant

LIN TV Corp.

Condensed Balance Sheets

	Year Ended December 31,
	2012	2011
	(in thousands, except share data)
ASSETS
Investment in consolidated subsidiaries	$—	$—

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accumulated losses in excess of investment in consolidated subsidiaries	$91,564	$84,632
Stockholders' deficit:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, Issued: 35,672,528 and 34,650,169 shares as of December 31, 2012 and 2011, respectively Outstanding: 30,724,869 and 33,012,351 shares as of December 31, 2012 and 2011, respectively	313	309
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,401,726 shares as of December 31, 2012 and 2011, issued and outstanding; convertible into an equal number of shares of class A or class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares as of December 31, 2012 and 2011, issued and outstanding; convertible into an equal number of shares of class A common stock	—	—
Treasury stock, 4,947,659 and 1,637,818 shares of class A common stock as of December 31, 2012 and 2011, respectively, at cost	(21,984)	(10,598)
Additional paid-in capital	1,129,691	1,121,589
Accumulated deficit	(1,164,435)	(1,157,390)
Accumulated other comprehensive loss	(35,384)	(38,777)

Total deficit	(91,564)	(84,632)

Total liabilities and LIN TV Corp. stockholders' deficit	$—	$—

LIN TV Corp.

Condensed Statements of Operations

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Equity in (loss) income from operations of consolidated subsidiaries	$(7,045)	$48,577	$36,498

Net (loss) income attributable to LIN TV Corp.	$(7,045)	$48,577	$36,498

Basic (loss) income per common share attributable to LIN TV Corp.	$(0.13)	$0.87	$0.68
Diluted (loss) income per common share attributable to LIN TV Corp.	$(0.13)	$0.85	$0.66
Weighted-average number of common shares outstanding used in calculating basic income per common share	54,130	55,768	53,978
Weighted-average number of common shares outstanding used in calculating diluted income per common share	54,130	57,079	55,489

 LIN TV Corp.

Condensed Statements of Comprehensive (Loss) Income

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net (loss) income attributable to LIN TV Corp.	$(7,045)	$48,577	$36,498
Pension net gain (loss), net of tax of $(2,132), $6,912 and $1,720 for the years ended December 31, 2012, 2011 and 2010,	3,393	(10,838)	(2,538)
Unrealized gain on cash flow hedge, net of tax of $1,603 for the year ended December 31,	—	—	2,516

Comprehensive (loss) income attributable to LIN TV Corp.	(3,652)	37,739	36,476

LIN TV Corp.

Condensed Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Operating activities:
Net (loss) income attributable to LIN TV Corp.	$(7,045)	$48,577	$36,498
Equity in (loss) income from operations of consolidated subsidiaries	7,045	(48,577)	(36,498)

Net cash provided by (used in) operating activities	—	—	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at the beginning of the period	—	—	—

Cash and cash equivalents at the end of the period	$—	$—	$—

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Financial Statements

As of December 31, 2012 and 2011 and for the years ended
December 31, 2012, 2011 and 2010

(And Independent Auditors' Reports)

INDEPENDENT AUDITORS' REPORT

To the Members of Station Venture Holdings, LLC:

        We have audited the accompanying financial statements of Station Venture Holdings, LLC (the "Company"), which comprise the balance sheets as of December 31, 2012 and 2011, and the related statements of operations, members' equity and deficit, and cash flows for the years then ended, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

        Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditors' Responsibility

        Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

        An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

        We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
March 14, 2013

 Independent Auditors' Report

To the Members of Station Venture Holdings, LLC:

        We have audited the accompanying statements of operations, members' equity and deficit, and cash flows of Station Venture Holdings, LLC (a limited liability company) (the Company) for the year ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Station Venture Holdings, LLC for the year ended December 31, 2010 in conformity with U.S. generally accounting principles generally.

/s/ KPMG LLP
New York, New York

March 15, 2011

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Balance Sheets

December 31, 2012 and 2011

(In thousands)

	2012	2011
Assets
Current assets—cash	$—	$63
Limited partnership interest in Station Venture Operations, LP (note 2)	209,552	200,223

Total assets	$209,552	$200,286

Liabilities and Members' Deficit
Current liabilities—accrued interest payable (note 3)	$544	$544
Long-term liabilities—related-party notes payable (note 3)	864,927	850,650

Total liabilities	865,471	851,194
Commitments and contingencies (note 4)
Members' deficit	(655,919)	(650,908)

Total liabilities and members' deficit	$209,552	$200,286

See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Statements of Operations

Years ended December 31, 2012, 2011, and 2010

(In thousands)

	2012	2011	2010
Equity in income from limited partnership interest in Station Venture Operations, LP (note 2)	$64,354	$47,624	$57,253
Interest expense—related party (note 3)	(69,359)	(67,998)	(67,248)
Other (expense) income	(6)	(5)	—

Total other expense	(69,365)	(68,003)	(67,248)

Net loss	$(5,011)	$(20,379)	$(9,995)

See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Statements of Members' Equity & Deficit

Years ended December 31, 2012, 2011, and 2010

(In thousands)

	NBC Telemundo License LLC	LIN Television of Texas, LP	Total members' deficit
Balance at December 31, 2009	$173,476	$(794,010)	$(620,534)
Net loss	(7,958)	(2,037)	(9,995)
Distributions	—	—	—

Balance at December 31, 2010	165,518	(796,047)	(630,529)
Net loss	(16,226)	(4,153)	(20,379)
Distributions	—	—	—

Balance at December 31, 2011	149,292	(800,200)	(650,908)
Net loss	(3,990)	(1,021)	(5,011)
Distributions	—	—	—

Balance at December 31, 2012	$145,302	$(801,221)	$(655,919)

See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Statements of Cash Flows

Years ended December 31, 2012, 2011, and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(5,011)	$(20,379)	$(9,995)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income from limited partnership interest in Station Venture Operations, LP	(64,354)	(47,624)	(57,253)
Distributions from limited partnership interest in Station Venture Operations, LP	55,025	53,846	46,095
Related-party—Shortfall Loans	3,031	1,853	1,101

Net cash used in operating activities	(11,309)	(12,304)	(20,052)
Net cash flows provided by financing activities:
Related-party notes payable	11,246	12,184	20,012

Decrease in cash	(63)	(120)	(40)
Cash at beginning of year	63	183	223

Cash at end of year	$—	$63	$183

Supplemental cash flow information:
Cash paid for interest	$66,328	$66,146	$66,146

See accompanying notes to financial statements.

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Notes to Financial Statements

Years ended December 31, 2012, 2011, and 2010

(In thousands)

(1) Descriptions of Business and Summary of Significant Accounting Policies

(a)    Description of Business

        Station Venture Holdings, LLC ("the Company") is a Delaware limited liability company incorporated in 1998. The term of the Company ends on March 2, 2023, unless dissolved earlier.

        At December 31, 2012 and 2011, the Company is 79.62% owned by NBC Telemundo License LLC ("NBCTL"), an indirect subsidiary of NBCUniversal Media, LLC ("NBCUniversal"), and 20.38% owned by LIN Television of Texas, LP ("LIN-Texas"), a wholly owned subsidiary of LIN Television ("LIN TV") (collectively, "the Members"). NBCUniversal is 51% owned by Comcast Corporation ("Comcast") and 49% owned by General Electric Company ("GE"). On February 12, 2013, Comcast entered into an agreement to acquire GE's indirect 49% common equity interest in NBCUniversal.

        Voting control in the Company is shared equally between NBCTL and LIN-Texas. Net earnings and losses from operations and distributions are allocated to the Members in proportion to each Member's relative ownership interest. Gain or loss upon sale of the Company's assets is to be allocated in a manner that will cause the Members' capital accounts to remain in proportion to the Members' relative ownership percentages prior to distribution of the proceeds from the sale.

        The Company holds a noncontrolling 99.75% limited partnership interest in Station Venture Operations, LP ("Station Venture Operations"). The Company is the obligor on an $815,500 senior secured note that is due in 2023 to General Electric Capital Corporation ("GE Capital"), a wholly owned subsidiary of GE, as servicer (the "GE Capital Note"). The GE Capital Note is nonrecourse to NBCUniversal, guaranteed by LIN TV and collateralized by substantially all of the assets of Station Venture Operations. Furthermore, the Company is solely liable for any loan or related agreement, debt obligation, or liability and no Member is personally obligated, solely as result of being a Member.

        On February 12, 2013, Comcast, NBCUniversal, LIN TV, LIN-Texas and LIN Television Corporation, GE and GE Capital closed an agreement which resulted in the Company and Station Venture Operations becoming wholly owned subsidiaries of NBCUniversal (the "2013 Transaction"). NBCUniversal acquired the entire LIN-Texas interest in the Company and all receivables due from the Company to LIN TV as of the transaction date, for nominal consideration. LIN-Texas contributed $100,000 to the Company, which was used to prepay a portion of the GE Capital Note, and LIN TV was released from its guaranty of the GE Capital Note. NBCUniversal purchased all rights and obligations held by GE Capital under the GE Capital Note (the "Acquired Note") and all receivables due from the Company for $602,000, representing the agreed upon fair value of the assets of Station Venture Operations.

  Going Concern

        The Company currently does not anticipate that its interest in Station Venture Operations will generate sufficient cash flow to meet its interest obligations under the Acquired Note. As such, NBCUniversal has indefinitely waived the requirement that the Company maintain debt service reserve cash balances to fund interest payments.

        The Company received support letters from GE and LIN TV in 2012 stating that they each would provide funding through April 1, 2013 based on the proportional ownership interests of NBCTL and

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Notes to Financial Statements (Continued)

Years ended December 31, 2012, 2011, and 2010

(In thousands)

(1) Descriptions of Business and Summary of Significant Accounting Policies (Continued)

LIN-Texas, respectively, in an amount equal to the difference between the cash available and the interest payable under the GE Capital Note pursuant to the Credit Agreement dated as of March 2, 1998. In connection with the 2013 Transaction, GE and LIN TV were released of their funding obligation as of February 12, 2013. NBCUniversal agreed to provide funding in an amount equal to the difference between the cash available and the interest payable on the Acquired Note from February 13, 2013 through April 1, 2014.

        During the year ended December 31, 2012 and 2011, the Company received $11,246 and $12,184, respectively, from GE and LIN TV to fund interest payments on the GE Capital Note (see Note 3).

        Our ability to avoid an event of default under the Acquired Note is partially contingent on the willingness and ability of NBCUniversal to continue to fund the interest payment shortfall under the Acquired Note. Upon an event of default under the Acquired Note, NBCUniversal's recourse includes our 99.75% limited partnership interest in Station Venture Operations and the assets of Station Venture Operations.

        The principal amount of the Acquired Note currently exceeds the fair value of the net assets of Station Venture Operations, and therefore our 99.75% limited partnership interest in Station Venture Operations, as of December 31, 2012. Although we do not believe there will be an event of default under the Acquired Note and there was no event of default under the GE Capital Note during 2012, there can be no assurances that such an event of default will not occur.

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

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Notes to Financial Statements (Continued)

Years ended December 31, 2012, 2011, and 2010

(In thousands)

(1) Descriptions of Business and Summary of Significant Accounting Policies (Continued)

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

(g)    Use of Estimates

        The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

(2) Limited Partnership Interest in Station Venture Operations, LP

        The Company holds a 99.75% limited partnership interest in Station Venture Operations. Station Venture Operations operates two television stations serving the San Diego, California and Dallas—Fort Worth, Texas areas. Initial capital contributions in Station Venture Operations totaled $254,222 of which, $252,012 was contributed by the Company and $2,210 was contributed by NBCTL.

        Summarized balance sheets for Station Venture Operations at December 31, 2012 and 2011 are as follows:

	2012	2011
Assets
Cash	$3,618	$1,610
Accounts receivable, net and other	28,385	26,914
Property and equipment, net	24,049	16,017
Goodwill	186,169	186,169

	$242,221	$230,710

Liabilities and Partners' Capital
Other liabilities	$12,914	$11,674
Due to affiliates, net	17,656	16,737
Partners' capital	211,651	202,299

	$242,221	$230,710

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Notes to Financial Statements (Continued)

Years ended December 31, 2012, 2011, and 2010

(In thousands)

(2) Limited Partnership Interest in Station Venture Operations, LP (Continued)

        Summarized statements of operations for Station Venture Operations for each of the years in the three-year period ended December 31, 2012 are as follows:

	2012	2011	2010
Net revenue	$143,474	$118,833	$133,222
Expenses, net	(78,959)	(71,090)	(75,826)

Net income	$64,515	$47,743	$57,396

Company's share of net income	$64,354	$47,624	$57,253

(3) Related-Party Notes Payable

        Related-party notes payable at December 31, 2012 and 2011 is as follows:

	2012	2011
Note Payable, dated March 2, 1998, to GE Capital, interest payable quarterly through March 2, 2023, bearing interest at 8% until March 2, 2013 and thereafter at 9%; maturing on March 2, 2023	$815,500	$815,500
Shortfall Loans including accrued interest	49,427	35,150

Total related-party notes payable	$864,927	$850,650

        At December 31, 2012 and 2011, the GE Capital Note payable represents long-term debt contributed by LIN-Texas upon formation of the Company. Substantially all of the assets of Station Venture Operations are pledged to GE Capital as collateral under the GE Capital Note.

        At December 31, 2012 and 2011, loans from GE and LIN TV to fund interest payments on the GE Capital Note ("Shortfall Loans") totaled $43,442 and $32,196, respectively. Shortfall Loans are made in proportion to each Member's interest in the Company. Interest on the Shortfall Loans accrues at 8% and is payable quarterly as long as the loans remain outstanding and cash is available. The Shortfall Loans are to be repaid in the event that available cash exceeds the amount needed to pay interest on the GE Capital Note, and will first be applied to the principal and then to accrued interest.

        Interest expense totaled $69,359 (including $3,031 related to Shortfall Loans) for the year ended December 31, 2012, $67,998 (including $1,853 related to the Shortfall Loans) for the year ended December 31, 2011 and $67,248 (including $1,101 related to the Shortfall Loans) for the year ended December 31, 2010. At December 31, 2012 and 2011, interest payable totaled $6,529 (including $5,985 related to the Shortfall Loans) and $3,498 (including $2,954 related to the Shortfall Loans), respectively.

        In connection with the 2013 Transaction, NBCUniversal acquired the entire LIN-Texas interest in the Company and all receivables due from the Company to LIN TV as of the transaction date, for nominal consideration. LIN-Texas contributed $100,000 to the Company, which was used to prepay a portion of the GE Capital Note, and LIN TV was released from its guaranty of the GE Capital Note. NBCUniversal

STATION VENTURE HOLDINGS, LLC
(A Limited Liability Company)

Notes to Financial Statements (Continued)

Years ended December 31, 2012, 2011, and 2010

(In thousands)

(3) Related-Party Notes Payable (Continued)

purchased all rights and obligations held by GE Capital under the GE Capital Note and all receivables due from the Company for $602,000, representing the agreed upon fair value of the assets of Station Venture Operations.

(4) Commitments and Contingencies

        From time to time, the Company may be subject to routine litigation incidental to its business. Management believes, based in part on the advice of legal counsel, that the results of pending legal proceedings will not materially affect the Company's financial position, results of operations, or liquidity.

(5) Subsequent Events

        The Company evaluates subsequent events that have occurred through the issuance date of the Company's financial statements. As such, the Company has evaluated events that have occurred through March 14, 2013. See Note 1 for additional information on the 2013 Transaction.

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Financial Statements

As of December 31, 2012 and 2011 and for the years ended
December 31, 2012, 2011 and 2010

(And Independent Auditors' Reports)

INDEPENDENT AUDITORS' REPORT

To the Managing Director of Station Venture Operations, LP:

        We have audited the accompanying financial statements of Station Venture Operations, LP (the "Company"), which comprise the balance sheets as of December 31, 2012 and 2011, and the related statements of operations, partners' capital, and cash flows for the years then ended, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

        Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditors' Responsibility

        Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

        An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

        We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
March 14, 2013

 Independent Auditors' Report

To the Managing Director of Station Venture Operations, LP:

        We have audited the accompanying statements of operations, partners' capital and cash flows of Station Venture Operations, LP (a limited partnership) (the Company) for year ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Station Venture Operations, LP for the year ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York

March 15, 2011

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Balance Sheets

December 31, 2012 and 2011

(In thousands)

	2012	2011
Assets
Current assets:
Cash	$3,618	$1,610
Accounts receivable, less allowance for doubtful accounts of $417 in 2012 and $1,092 in 2011	26,906	25,971
Other assets	1,479	943

Total current assets	32,003	28,524
Property and equipment, net (note 2)	24,049	16,017
Goodwill	186,169	186,169

Total assets	$242,221	$230,710

Liabilities and Partners' Capital
Current liabilities:
Other current liabilities	$5,584	$4,336
Due to affiliates, net (note 3)	905	3,657

Total current liabilities	6,489	7,993
Long term liabilities:
Due to affiliates, net (note 3)	16,751	13,080
Other long term liabilities	7,330	7,338

Total liabilities	30,570	28,411
Commitments and contingencies (note 4)
Partners' capital	211,651	202,299

Total liabilities and partners' capital	$242,221	$230,710

See accompanying notes to financial statements.

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Statements of Operations

Years ended December 31, 2012, 2011, and 2010

(In thousands)

	2012	2011	2010
Net revenue (note 3)	$143,474	$118,833	$133,222
Operating expenses (note 3):
Technical, programming and news	51,824	48,461	49,399
Selling, general and administrative	27,300	22,889	26,561

Total operating expenses	79,124	71,350	75,960

Operating income	64,350	47,483	57,262
Other income, net (note 2)	303	308	284

Net income before taxes	64,653	47,791	57,546
Taxes	138	48	150

Net income after taxes	$64,515	$47,743	$57,396

See accompanying notes to financial statements.

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Statements of Partners' Capital

Years ended December 31, 2012, 2011, and 2010

(In thousands)

	Station Venture Holdings, LLC	NBC Telemundo License LLC	Total partners' capital
Balance at December 31, 2009	$195,287	2,064	$197,351
Net income	57,253	143	57,396
Distributions	(46,095)	(115)	(46,210)

Balance at December 31, 2010	206,445	2,092	208,537
Net income	47,624	119	47,743
Distributions	(53,846)	(135)	(53,981)

Balance at December 31, 2011	200,223	2,076	202,299
Net income	64,354	161	64,515
Distributions	(55,025)	(138)	(55,163)

Balance at December 31, 2012	$209,552	$2,099	$211,651

See accompanying notes to financial statements.

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income after taxes	$64,515	$47,743	$57,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,437	2,908	2,942
Gain on sale-leaseback transaction	(251)	(251)	(251)
Loss (Gain) on disposition of property and equipment, net	200	316	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	(935)	3,082	(2,191)
Other assets	(536)	29	1,468
Other liabilities	2,665	(2,836)	1,644
Due to affiliates, net	919	5,169	(15,265)

Net cash provided by operating activities	70,014	56,160	45,742

Cash flows from investing activities:
Purchase of property and equipment	(12,843)	(2,760)	(1,722)

Net cash used in investing activities	(12,843)	(2,760)	(1,722)

Cash flows from financing activities:
Distributions	(55,163)	(53,981)	(46,210)

Net increase (decrease) in cash	2,008	(581)	(2,190)
Cash at beginning of year	1,610	2,191	4,381

Cash at end of year	$3,618	$1,610	$2,191

Supplemental cash flow information:
Income taxes paid	$111	$113	$85
Non-cash investing activities:
Property and equipment included in other current liabilities	$461	$1,635	$820

See accompanying notes to financial statements.

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Notes to Financial Statements

Years ended December 31, 2012, 2011, and 2010

(In thousands)

(1) Description of Business and Summary of Significant Accounting Policies

(a)    Description of Business

        Station Venture Operations, LP ("the Partnership") is a Delaware limited partnership. The term of the Partnership ends March 2, 2023, unless dissolved earlier.

        At December 31, 2012 and 2011, Station Venture Holdings, LLC ("the LLC"), a Delaware limited liability company, holds a direct 99.75% interest in the Partnership, and NBCUniversal Media, LLC ("NBCUniversal"), through its indirect subsidiary, NBC Telemundo License LLC ("NBCTL"), holds an indirect interest in the Partnership of 0.25%. NBCUniversal is 51% owned by Comcast Corporation ("Comcast") and 49% owned by General Electric Company ("GE"). On February 12, 2013, Comcast entered into an agreement to acquire GE's indirect 49% common equity interest in NBCUniversal.

        At December 31, 2012 and 2011, the LLC is 79.62% owned by NBCTL and 20.38% owned by LIN Television of Texas, LP ("LIN-Texas"), a wholly owned subsidiary of LIN Television ("LIN TV").

        The Partnership operates two television stations, KNSD and KXAS. KNSD serves the San Diego, California area and KXAS serves the Dallas—Fort Worth, Texas area. The Partnership operates under a network operating agreement with NBCUniversal. NBCTL, as general partner, manages the day-to-day operations of the Partnership, subject to certain limited approval rights granted to the limited partner, the LLC, pursuant to the Partnership's limited partnership agreement.

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

        The LLC is the obligor on an $815,500 senior secured note that is due in 2023 to General Electric Capital Corporation ("GE Capital"), a wholly owned subsidiary of GE, as servicer (the "GE Capital Note"). The GE Capital Note is nonrecourse to NBCUniversal, guaranteed by LIN TV and collateralized by substantially all of the assets of the Partnership. On February 12, 2013, Comcast, NBCUniversal, LIN TV, LIN-Texas and LIN Television Corporation, GE and GE Capital closed an agreement which resulted in the LLC and the Partnership becoming wholly owned subsidiaries of NBCUniversal (the "2013 Transaction"). NBCUniversal acquired the entire LIN-Texas interest in the LLC and all receivables due from the LLC to LIN TV as of the transaction date, for nominal consideration. LIN-Texas contributed $100,000 to the LLC, which was used to prepay a portion of the GE Capital Note, and LIN TV was released from its guaranty of the GE Capital Note. NBCUniversal purchased all rights and obligations held by GE Capital under the GE Capital Note (the "Acquired Note") and all receivables due from the LLC for $602,000, representing the agreed upon fair value of the assets of the Partnership.

        The LLC has no source of income other than its interest in the earnings of the Partnership and the LLC believes that the Partnership's earnings may not be sufficient to meet the LLC's interest obligation under the Acquired Note. The LLC received support letters from GE and LIN TV in 2012 stating that they each would provide funding through April 1, 2013 based on the proportional ownership interests of NBCTL and LIN-Texas, respectively, in an amount equal to the difference between the cash

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Notes to Financial Statements (Continued)

Years ended December 31, 2012, 2011, and 2010

(In thousands)

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

available and the interest payable under the GE Capital Note pursuant to the Credit Agreement dated as of March 2, 1998. In connection with the 2013 Transaction, GE and LIN TV were released of their funding obligation as of February 12, 2013. NBCUniversal agreed to provide funding in an amount equal to the difference between the cash available and the interest payable on the Acquired Note from February 13, 2013 through April 1, 2014.

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

        The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more likely than not determination or if a qualitative assessment is not

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Notes to Financial Statements (Continued)

Years ended December 31, 2012, 2011, and 2010

(In thousands)

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

performed. The quantitative assessment considers if the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the carrying amount of the reporting unit's goodwill exceeds its implied fair value. Unless presented separately, the impairment charge is included as a component of amortization expense.

        When a quantitative assessment is performed the Partnership uses discounted cash flows to establish fair values. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results. When all or a portion of a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business disposed of and the portion of the reporting unit that will be retained.

(g)    Revenue Recognition

        The Partnership's primary source of revenue is television advertising and network compensation. Television advertising sales are recorded as revenue when advertisements are aired, net of provision for any viewer shortfalls (makegoods) and agency commissions. NBC network compensation is recognized when the Partnership's stations broadcast specific network television programs.. The amount of revenue recognized, which is based upon a negotiated value, is limited to the arrangement fee amount the Partnership expects to collect.

(h)    Advertising

        Advertising costs are expensed as incurred. Advertising costs included in selling, general, and administrative expenses totaled $1,692, $318, and $347 for the years ended December 31, 2012, 2011, and 2010, respectively.

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

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Notes to Financial Statements (Continued)

Years ended December 31, 2012, 2011, and 2010

(In thousands)

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

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

(m)    Use of Estimates

        Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with GAAP. Actual results could differ from those estimates.

(2)    Property and Equipment

        Property and equipment consists of the following:

	2012	2011
Land	$660	$660
Building and leasehold improvements	13,177	13,181
Furniture, fixtures, and equipment	42,960	41,568
Construction in process	7,580	2,063

	64,377	57,472
Less: Accumulated depreciation	(40,328)	(41,455)

	$24,049	$16,017

        In 2008, the Partnership sold four of its broadcast towers, one in Dallas, Texas and three in San Diego, California and leased one of the towers sold in San Diego, California. The deferred gain of $5,023 recognized on the sale leaseback transaction amortizes on a straight-line basis through 2027. During each of the years ended December 31, 2012, 2011, and 2010, rent expense was $882 and deferred gain of $251 was recognized in other income.

        In 2012, the Partnership entered into a 17-year sublease with NBCUniversal for office and studio space in a building located in Fort Worth, Texas (the "Fort Worth Lease"). The lease term will commence when the Partnership takes possession of the premises during the second half of 2013. The Fort Worth

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Notes to Financial Statements (Continued)

Years ended December 31, 2012, 2011, and 2010

(In thousands)

(2)    Property and Equipment (Continued)

Lease is expected to be classified as a capital lease upon lease commencement in 2013, resulting in a capital lease asset and capital lease obligation of approximately $9,100. The capital asset will amortize on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

(3)    Related-party Transactions

        NBCUniversal provides the Partnership with a variety of services, including workforce, accounting, procurement and sourcing support, insurance and tax services. NBCUniversal receives a management fee equal to 6% of the aggregate broadcast cash flow, defined as operating income plus depreciation and amortization, including both amortization of tangible assets and program rights, less cash payments for program rights and capital expenditures. The Partnership records management fees in selling, general, and administrative expense in the accompanying statements of operations. Related-party transactions recorded in net revenue related primarily to network compensation arrangements with NBCUniversal and GE and totaled $6,425, $8,991, and $8,469 for the years ended December 31, 2012, 2011, and 2010, respectively. Management fees and other related party expenses totaled $5,096, $4,496, and $5,681 for the years ended December 31, 2012, 2011, and 2010, respectively. Payment of management fees to NBCUniversal has been deferred since 2008. The Partnership has various operational and service agreements with NBCUniversal. The financial statement impact of these agreements is not necessarily representative of transactions with unrelated parties.

        The Partnership participates with owned and operated television stations of NBCUniversal to acquire television programming from NBCUniversal, as well as from third parties. Programming expense for programming acquired from NBCUniversal was $748, $498, and $986, for the years ended December 31, 2012, 2011, and 2010, respectively.

        At December 31, 2012 and 2011, the net amount due to NBCUniversal and GE totaled $17,656 and $16,737, respectively.

        The Partnership is obligated under the Fort Worth Lease to pay NBCUniversal approximately $15,400 for the right to use office and studio space in a building located in Fort Worth, Texas. The table below summarizes the expected minimum lease payments payable to NBCUniversal under the Fort Worth Lease.

Minimum lease payments
Year ending:
2013	$300
2014	800
2015	800
2016	800
2017	900
Thereafter	11,800

$15,400

STATION VENTURE OPERATIONS, LP
(A Limited Partnership)

Notes to Financial Statements (Continued)

Years ended December 31, 2012, 2011, and 2010

(In thousands)

(4)    Commitments and Contingencies

        The Partnership is obligated under several noncancelable operating leases for certain property and equipment. There are no contingent rental payments applicable to any of the leases. The majority of the leases provide that the Partnership pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased premises, in addition to the monthly minimum payments. Total rent expense under operating leases totaled $2,850, $2,525, and $2,531, for the years ended December 31, 2012, 2011, and 2010, respectively.

        The table below summarizes the annual programming and talent commitments and minimum rental commitments for property and equipment under noncancelable operating leases.

	Progamming and talent commitments	Nonrelated parties operating leases	Related party operating leases	Total
Year ending:
2013	$14,693	$2,772	$164	$17,629
2014	12,997	2,769	129	15,895
2015	2,085	2,268	55	4,408
2016	640	2,106	9	2,755
2017	516	2,180	—	2,696
Thereafter	125	17,064	—	17,189

Total minimum payments	$31,056	$29,159	$357	$60,572

        From time to time, the Partnership may be subject to routine litigation incidental to its business. Management believes, based in part on the advice of legal counsel, that the results of pending legal proceedings will not materially affect the Partnership's financial position, results of operations, or liquidity.

(5)    Subsequent Events

        The Partnership evaluates subsequent events that have occurred through the issuance date of the Partnership's financial statements. As such, the Partnership has evaluated events that have occurred through March 14, 2013. See Note 1 for additional information on the 2013 Transaction.