Form 10-Q
period 2013-03-31
LIN TELEVISION CORP; LIN TV CORP.
filed 2013-05-10
CIK 931058, 1166789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

LIN TV Corp. Class A common stock, $0.01 par value, outstanding as of May 8, 2013: 30,868,577 shares.

LIN TV Corp. Class B common stock, $0.01 par value, outstanding as of May 8, 2013: 23,401,726 shares.

LIN TV Corp. Class C common stock, $0.01 par value, outstanding as of May 8, 2013: 2 shares.

LIN Television Corporation common stock, $0.01 par value, outstanding as of May 8, 2013: 1,000 shares.

Part I. Financial Information

Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

LIN TV Corp.

Consolidated Balance Sheets

(unaudited)

	March 31, 2013	December 31, 2012
	(in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$23,500	$46,307
Accounts receivable, less allowance for doubtful accounts (2013 - $3,243; 2012 - $3,599)	115,130	126,150
Deferred income tax assets	4,468	—
Other current assets	6,846	7,699
Total current assets	149,944	180,156
Property and equipment, net	239,039	243,595
Deferred financing costs	18,896	19,135
Goodwill	189,138	189,138
Broadcast licenses, net	536,515	536,515
Other intangible assets, net	54,483	59,686
Other assets	13,364	13,189
Total assets (a)	$1,201,379	$1,241,414

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$11,279	$10,756
Accounts payable	9,431	18,955
Income taxes payable	163,142	766
Accrued expenses	58,121	153,246
Deferred income tax liabilities	—	168,219
Program obligations	9,679	10,770
Total current liabilities	251,652	362,712
Long-term debt, excluding current portion	941,214	879,471
Deferred income tax liabilities	49,380	40,556
Program obligations	4,021	4,281
Other liabilities	41,753	42,716
Total liabilities (a)	1,288,020	1,329,736

Commitments and Contingencies (Note 11)

Redeemable noncontrolling interest	3,099	3,242

LIN TV Corp. stockholders’ deficit:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, Issued: 35,815,556 and 35,672,528 shares as of March 31, 2013 and December 31, 2012, respectively
Outstanding: 30,867,897 and 30,724,869 shares as of March 31, 2013 and December 31, 2012, respectively	315	313
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 23,401,726 shares as of March 31, 2013 and December 31, 2012, issued and outstanding; convertible into an equal number of shares of class A or class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares as of March 31, 2013 and December 31, 2012, issued and outstanding; convertible into an equal number of shares of class A common stock	—	—
Treasury stock, 4,947,659 shares of class A common stock as of March 31, 2013 and December 31, 2012, at cost	(21,984)	(21,984)
Additional paid-in capital	1,132,110	1,129,691
Accumulated deficit	(1,165,291)	(1,164,435)
Accumulated other comprehensive loss	(35,125)	(35,384)
Total stockholders’ deficit	(89,740)	(91,564)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$1,201,379	$1,241,414

The accompanying notes are an integral part of the unaudited consolidated financial statements.

(a)         Our consolidated assets as of March 31, 2013 and December 31, 2012 include total assets of $61,108 and $60,380, respectively, of variable interest entities (“VIEs”) that can only be used to settle the obligations of the VIEs. These assets include broadcast licenses and other intangible assets of $46,077 and $46,604 and program rights of $3,362 and $2,060 as of March 31, 2013 and December 31, 2012, respectively. Our consolidated liabilities as of March 31, 2013 and December 31, 2012 include $5,624 and $5,440, respectively, of total liabilities of the VIEs for which the VIEs’ creditors have no recourse to the Company, including $3,973 and $1,967, respectively, of program obligations.  See further description in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies.”

LIN TV Corp.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2013	2012

Net revenues	$140,992	$103,200

Operating expenses:
Direct operating	54,568	35,157
Selling, general and administrative	37,298	28,383
Amortization of program rights	7,785	5,219
Corporate	10,271	6,746
Depreciation	11,638	6,759
Amortization of intangible assets	5,429	477
Restructuring	2,132	—
Loss (gain) from asset dispositions	95	(1)
Operating income	11,776	20,460
Other expense:
Interest expense, net	13,871	10,370
Share of loss in equity investments	—	91
Loss on extinguishment of debt	—	2,099
Other income, net	(24)	(13)
Total other expense, net	13,847	12,547
(Loss) income before provision for income taxes	(2,071)	7,913
(Benefit from) provision for income taxes	(1,051)	2,798
(Loss) income from continuing operations	(1,020)	5,115
Discontinued operations:
Loss from discontinued operations, net of a loss from the sale of discontinued operations of $372 and a benefit from income taxes of $659 for the three months ended March 31, 2012.	—	(1,231)
Net (loss) income	(1,020)	3,884
Net loss attributable to noncontrolling interest	(164)	(382)
Net (loss) income attributable to LIN TV Corp.	$(856)	$4,266

Basic (loss) income per common share attributable to LIN TV Corp.:
(Loss) income from continuing operations attributable to LIN TV Corp.	$(0.02)	$0.10
Loss from discontinued operations, net of tax	—	(0.02)
Net (loss) income attributable to LIN TV Corp.	$(0.02)	$0.08

Weighted-average number of common shares outstanding used in calculating basic income per common share	51,910	56,184

Diluted (loss) income per common share attributable to LIN TV Corp.:
(Loss) income from continuing operations attributable to LIN TV Corp.	$(0.02)	$0.10
Loss from discontinued operations, net of tax	—	(0.02)
Net (loss) income attributable to LIN TV Corp.	$(0.02)	$0.08

Weighted-average number of common shares outstanding used in calculating diluted income per common share	51,910	57,512

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2013	2012

Net (loss) income	$(1,020)	$3,884
Amortization of pension net losses, reclassified, net of tax of $169 and $170 for the three months ended March 31, 2013 and 2012, respectively	259	261
Comprehensive (loss) income	(761)	4,145
Comprehensive loss attributable to noncontrolling interest	(164)	(382)
Comprehensive (loss) income attributable to LIN TV Corp.	$(597)	$4,527

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statement of Stockholders’ Deficit

(unaudited)

(in thousands)

	Common Stock			Treasury	Additional		Accumulated Other	Total
	Class A	Class B	Class C	Stock	Paid-In	Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Amount	(at cost)	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2012	$313	$235	$—	$(21,984)	$1,129,691	$(1,164,435)	$(35,384)	$(91,564)
Pension net gain, net of tax of $169	—	—	—	—	—	—	259	259
Stock-based compensation	2	—	—	—	2,419	—	—	2,421
Net loss attributable to LIN TV Corp.	—	—	—	—	—	(856)	—	(856)
Balance as of March 31, 2013	$315	$235	$—	$(21,984)	$1,132,110	$(1,165,291)	$(35,125)	$(89,740)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statement of Stockholders’ Deficit

(unaudited)

(in thousands)

							Accumulated
	Common Stock			Treasury	Additional		Other	Total
	Class A	Class B	Class C	Stock	Paid-In	Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Amount	(at cost)	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2011	$309	$235	$—	$(10,598)	$1,121,589	$(1,157,390)	$(38,777)	$(84,632)
Pension net losses, net of tax of $170	—	—	—	—	—	—	261	261
Stock-based compensation	—	—	—	—	1,721	—	—	1,721
Purchase of LIN TV Corp. class A common stock	—	—	—	(629)	—	—	—	(629)
Net income attributable to LIN TV Corp.	—	—	—	—	—	4,266	—	4,266
Balance as of March 31, 2012	$309	$235	$—	$(11,227)	$1,123,310	$(1,153,124)	$(38,516)	$(79,013)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(1,020)	$3,884
Loss from discontinued operations	—	1,231
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	11,638	6,759
Amortization of intangible assets	5,429	477
Amortization of financing costs and note discounts	896	561
Amortization of program rights	7,785	5,219
Cash payments for programming	(7,707)	(5,572)
Loss on extinguishment of debt	—	871
Share of loss in equity investments	—	91
Deferred income taxes, net	(1,237)	2,606
Stock-based compensation	1,941	1,548
Loss (gain) from asset dispositions	95	(1)
Other, net	428	436
Changes in operating assets and liabilities:
Accounts receivable	11,020	5,882
Other assets	(710)	(1,250)
Accounts payable	(9,524)	(4,218)
Accrued interest expense	4,020	1,798
Other liabilities and accrued expenses	(1,222)	(2,665)
Net cash provided by operating activities, continuing operations	21,832	17,657
Net cash used in operating activities, discontinued operations	—	(1,140)
Net cash provided by operating activities	21,832	16,517

INVESTING ACTIVITIES:
Capital expenditures	(6,798)	(5,450)
Change in restricted cash	—	255,159
Proceeds from the sale of assets	13	—
Shortfall loans to joint venture with NBCUniversal	—	(595)
Capital contribution to joint venture with NBCUniversal	(100,000)	—
Net cash (used in) provided by investing activities, continuing operations	(106,785)	249,114
Net cash provided by investing activities, discontinued operations	—	6,314
Net cash (used in) provided by investing activities	(106,785)	255,428

FINANCING ACTIVITIES:
Net proceeds from exercises of employee and director stock-based compensation	501	173
Proceeds from borrowings on long-term debt	85,000	—
Principal payments on long-term debt	(22,840)	(276,695)
Payment of long-term debt issue costs	(515)	(199)
Treasury stock purchased	—	(629)
Net cash provided by (used in) financing activities	62,146	(277,350)

Net decrease in cash and cash equivalents	(22,807)	(5,405)
Cash and cash equivalents at the beginning of the period	46,307	18,057
Cash and cash equivalents at the end of the period	$23,500	$12,652

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

Our consolidated financial statements reflect the operations of WWHO-TV in Columbus, OH and WUPW-TV in Toledo, OH as discontinued for all periods presented. See Note 3—“Discontinued Operations” for further discussion of our discontinued operations.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to state fairly our financial position, results of operations and cash flows for the periods presented.  The interim results of operations are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements include the accounts of our Company, our wholly-owned and majority-owned and controlled subsidiaries, and VIEs for which we are the primary beneficiary. We review all local marketing agreements (“LMAs”), shared services agreements (“SSAs”) or joint sales agreements (“JSAs”), to evaluate whether consolidation of entities party to such arrangements is required. All intercompany accounts and transactions have been eliminated. We conduct our business through our subsidiaries and have no operations or assets other than our investment in our subsidiaries and equity-method investments. We operate in one reportable segment.

Joint Venture Sale Transaction

On February 12, 2013, we, along with our wholly-owned subsidiaries LIN Television and LIN Television of Texas, L.P., a Delaware limited partnership (“LIN Texas”) entered into and closed a transaction agreement (the “Transaction Agreement”) with NBC Telemundo License LLC, a Delaware limited liability company (“NBC”), NBCU New LLC I, a Delaware limited liability company, NBCU New LLC II, a Delaware limited liability company, General Electric Company, a New York corporation (“GE”), General Electric Capital Corporation, a Delaware corporation (“GECC” and together with GE, the “GE Parties”), National Broadcasting Company Holding, Inc., a Delaware corporation, Comcast Corporation, a Pennsylvania corporation (“Comcast”), NBCUniversal Media, LLC, a Delaware limited liability company (“NBCUniversal”), Lone Star SPV, LLC, a Delaware limited liability company and Station Venture Holdings, LLC, a Delaware limited liability company (“SVH”).  SVH held a 99.75% interest in Station Venture Operations, LP (“SVO”), which is the operating company that managed KXAS-TV and KNSD-TV, the television stations that comprised the joint venture. The Transaction Agreement effected a series of transactions related to the ownership and sale of LIN Texas’s 20.38% equity interest in SVH, a joint venture in which NBC, an affiliate of NBCUniversal, held the remaining 79.62% equity interest (collectively, the “JV Sale Transaction”).

SVH was a limited partner in a business that operated an NBC affiliate in Dallas and an NBC affiliate in San Diego pursuant to a management agreement. At the time of LIN Texas’s acquisition of its interest in SVH in 1998, GECC provided secured debt financing to SVH in the form of a $815.5 million non-amortizing senior secured note due 2023 to GECC (the “GECC Note”), and, in connection with SVH’s assumption of the GECC Note, LIN TV guaranteed the payment of the full amount of principal and interest on the GECC Note (the “GECC Guarantee”).

In addition, during 2009, 2010, 2011 and 2012, LIN Television entered into agreements with SVH, the GE Parties and NBCUniversal pursuant to which LIN Television, the GE Parties and NBCUniversal caused to be provided to SVH certain unsecured shortfall funding loans (the “Shortfall Funding Loans”) on the basis of each party’s percentage of equity interest in SVH in order to fund interest payments on the GECC Note.

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

We accrued for and expensed the $100 million capital contribution to SVH to secure the release of the GECC Guarantee and recorded the related tax effects in our consolidated financial statements as of December 31, 2012 because it represented a probable and estimable obligation of the Company.  In February 2013, we entered into a $60 million incremental term loan facility and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million payment. As a result of the JV Sale Transaction, after utilizing all of our available Federal net operating loss carryforwards to offset the taxable gain recognized in such transaction, we have an approximate $163 million income tax payable remaining as of March 31, 2013. The Company’s plans with regard to the $163 million tax liability are described below.

Concurrent with the closing of the JV Sale Transaction, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LIN Media LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of LIN TV (“LIN LLC”). Pursuant to the Merger Agreement, LIN TV will be merged with and into LIN LLC with LIN LLC continuing as the surviving entity (the “Merger”).  The Merger, which is subject to shareholder approval (among other closing conditions), is expected to enable LIN LLC to be classified as a partnership for federal income tax purposes, and such change in classification would be treated as a liquidation of LIN TV for federal income tax purposes with the result that LIN TV would recognize a gain or loss, as applicable, in its 100% equity interest in LIN Television.

In the event that we do not complete the Merger for any reason, or if the Merger does not generate a capital loss sufficient to offset fully the capital gain from the JV Sale Transaction, due to our stock price at the time of the Merger, we could incur cash income taxes of up to $163 million related to the JV Sale Transaction, payable beginning in the second half of 2013. If necessary, we would seek to fund the current federal and state tax liabilities, and any interest and penalties for late payment of taxes, through cash generated from operations, amounts available under our revolving credit facility, and additional borrowings. There can be no assurance that additional borrowings will be available on acceptable terms or at all. Should additional borrowings be unavailable, we may defer payment of such tax liabilities into 2014 and incur late payment interest and penalties.  However, we believe that there may be cost and capital expenditure reduction initiatives available in 2013 and 2014 that, based on our current forecast of operating results, would allow us to generate sufficient cash flows to fund our operations, pay the tax liability and related penalties described above in 2014, and maintain compliance with the financial covenants under our debt obligations into 2014.

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

We have a JSA and an SSA with WBDT Television, LLC (“WBDT”), a third party licensee, for WBDT-TV in the Dayton, OH market. We also have JSAs and SSAs with affiliates of Vaughan Acquisition LLC (“Vaughan”), a third party licensee, for WTGS-TV in the Savannah, GA market, WYTV-TV in the Youngstown, OH market and KTKA-TV in the Topeka, KS market and SSAs with KASY-TV Licensee, LLC (“KASY”), a third-party licensee, for KWBQ-TV in the Santa Fe, NM market, KRWB-TV in the Roswell, NM market and KASY-TV in the Albuquerque, NM market. Under these agreements, we provide administrative services to these stations, have an obligation to reimburse certain of the station expenses, and we are compensated through a performance-based fee structure that provides us the benefit of certain returns from the operation of these stations.

We determined that WBDT, Vaughan and KASY are VIEs and as a result of the JSAs and/or SSAs, we have variable interests in these entities. We are the primary beneficiary of these entities, and therefore, we consolidate these entities within our consolidated financial statements.

The carrying amounts and classifications of the assets and liabilities of the variable interest entities described above, which have been included in our consolidating balance sheets as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$401	$418
Accounts receivable, net	8,096	6,021
Other assets	1,719	2,092
Total current assets	10,216	8,531
Property and equipment, net	2,998	3,190
Broadcast licenses and other intangible assets, net	46,077	46,604
Other assets	1,817	2,055
Total assets	$61,108	$60,380

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,451	$1,451
Accounts payable	806	—
Accrued expenses	845	425
Program obligations	2,244	2,185
Total current liabilities	5,346	4,061
Long-term debt, excluding current portion	3,587	3,950
Program obligations	1,729	1,967
Other liabilities	50,446	50,402
Total liabilities	$61,108	$60,380

The assets of our consolidated VIEs can only be used to settle the obligations of the VIEs, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other liabilities of $50.4 million as of March 31, 2013 and December 31, 2012, respectively, serve to reduce the carrying value of the entities, and are eliminated in our consolidated financial statements. This reflects the fact that as of March 31, 2013 and December 31, 2012, LIN Television has an option that it may exercise if the Federal Communications Commission (“FCC”) attribution rules change. The option would allow LIN Television to acquire the assets or member’s interest of the VIE entities for a nominal exercise price, which is significantly less than the carrying value of their tangible and intangible net assets.

Redeemable Noncontrolling Interest

The following table presents the activity of the redeemable noncontrolling interest included in our consolidated balance sheets related to Nami Media, Inc. (“Nami Media”), which represents a third party’s proportionate share of the interest (in thousands):

Redeemable Noncontrolling Interest
Balance as of December 31, 2012	$3,242
Net loss	(164)
Stock-based compensation	21
Balance as of March 31, 2013	$3,099

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (in thousands):

	Three Months Ended March 31,
	2013	2012
Numerator for earnings per common share calculation:
(Loss) income from continuing operations	$(1,020)	$5,115
Net loss attributable to noncontrolling interest included in continuing operations	(164)	(382)
(Loss) income from continuing operations attributable to LIN TV Corp.	(856)	5,497
Loss from discontinued operations, including gain on sale	—	(1,231)
Net (loss) income attributable to LIN TV Corp.	$(856)	$4,266

Denominator for earnings per common share calculation:
Weighted-average common shares, basic	51,910	56,184
Effect of dilutive securities:
Stock options and restricted stock	—	1,328
Weighted-average common shares, diluted	51,910	57,512

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Potentially dilutive securities representing 0.8 million and 1.1 million shares of common stock for the three months ended March 31, 2013 and March 31, 2012, respectively, were excluded from the computation of diluted income per common share for this period because their effect would have been anti-dilutive. The net (loss) income per share amounts are the same for our class A, class B and class C common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification 220, “Comprehensive Income.” The amendments require an entity to disclose the impact of amounts reclassified out of accumulated other comprehensive income and into net income, by the respective line items of net income, if the amounts reclassified are reclassified to net income in their entirety in the same reporting period. The disclosure is required either on the face of the statement where net income is presented or in the notes. For amounts that are not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We prospectively adopted this guidance effective January 1, 2013 and it did not have a material impact on our financial statements.

In July 2012, there were revisions to the accounting standard for impairment tests of indefinite-lived intangible assets other than goodwill. Under the revised standard a company can first perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. A company can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets, and can also bypass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible in any period. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted during 2012 if a company has not yet performed its 2012 annual impairment test or issued its financial statements. We adopted this guidance effective January 1, 2013 and do not expect it to have a material impact on our impairment tests of indefinite-lived intangible assets.

Note 2 — Acquisitions

Dedicated Media, Inc.

On April 9, 2013, LIN Television acquired a 60% interest (calculated on a fully diluted basis) in Dedicated Media, Inc. (“Dedicated Media”) a multi-channel advertisement buying and optimization company.  Dedicated Media is headquartered in Los Angeles, CA and employs new technologies to create, plan and execute digital marketing campaigns on behalf of its clients.  Total cash consideration for this acquisition was $5.8 million, which was funded from cash on hand at the time of the acquisition.

Under the terms of our agreement with Dedicated Media, we agreed to purchase the remaining outstanding shares of Dedicated Media by no later than February 15, 2015 if Dedicated Media achieves both (i) a target earnings before interest, taxes, depreciation and amortization (“EBITDA”) and (ii) a target gross profit in 2014, as outlined in the purchase agreement.  The purchase price of these shares is based on multiples of Dedicated Media’s 2014 EBITDA and gross profit.  Our maximum potential obligation under the purchase agreement is $26 million.  If Dedicated Media does not meet the target EBITDA or target gross profit in 2014, we have the option to purchase the remaining outstanding shares using the same purchase price multiple.

HYFN, Inc.

On April 4, 2013, LIN Television acquired a 50.1% interest (calculated on a fully diluted basis) in HYFN, Inc. (“HYFN”), a full service digital agency specializing in the planning, development, deployment and support for web sites, mobile sites, interactive banners, games and various applications for multiple devices.  Total cash consideration for this acquisition was $6.5 million, which was funded from cash on hand at the time of the acquisition.

Under the terms of our agreement with HYFN, we agreed to purchase the remaining outstanding shares of HYFN by no later than February 15, 2016 if HYFN achieves both (i) a target EBITDA and (ii) target net revenues in 2015, as outlined in the purchase agreement.  The purchase price of these shares is based on multiples of HYFN’s 2015 net revenue and EBITDA.  Our maximum potential obligation under the purchase agreement is approximately $62.4 million.  If HYFN does not meet the target EBITDA or target net revenues in 2015, we have the option to purchase the remaining outstanding shares using the same purchase price multiple.

We are in the process of making preliminary estimates of the fair value of the assets acquired and liabilities assumed of Dedicated Media and HYFN, utilizing information available at the time of this report and these estimates are subject to refinement until all pertinent information has been obtained. We expect to complete the process of finalizing the purchase accounting and final estimates of fair value of assets and liabilities during the twelve months following the acquisitions.

New Vision Television, LLC

On October 12, 2012, LIN Television completed its acquisition of television stations in eight markets that were previously owned by affiliates of New Vision Television, LLC (“New Vision”) for $334.9 million, subject to certain post-closing adjustments, and including the assumption of $14.3 million of finance lease obligations.  Concurrent with the acquisition, Vaughan, a third-party licensee, completed its acquisition of separately owned television stations (the “Vaughan Acquired Stations”) in three markets for $4.6 million from PBC Broadcasting, LLC (“PBC”).

LIN Television also agreed to provide certain services to the Vaughan Acquired Stations pursuant to JSAs and SSAs with Vaughan.  Under the JSAs and SSAs with Vaughan, we provide administrative and technical services, supporting the business and operation of the Vaughan Acquired Stations in exchange for commissions and fees that provide us the benefit of certain returns from the business of the Vaughan Acquired Stations.

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

ACME Television, LLC

On December 10, 2012, LIN Television acquired certain assets of the ACME Television, LLC (“ACME”) television stations KWBQ-TV, KRWB-TV and KASY-TV (collectively the “ACME Acquired Stations”), each of which serves the Albuquerque-Santa Fe, NM market. KASY, an unrelated third party, acquired the remaining assets of the ACME Acquired Stations, including the FCC license. The aggregate purchase price for the ACME Acquired Stations was $19 million, of which we paid approximately $17.3 million and KASY paid approximately $1.7 million.

LIN Television also agreed to provide certain services to the ACME Acquired Stations pursuant to SSAs with KASY.  Under the SSAs with KASY, we provide administrative and technical services, supporting the business and operation of the ACME Acquired Stations in exchange for commissions and fees that provide us the benefit of certain returns from the business of the ACME Acquired Stations.

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

Goodwill of $62.5 million and $4.5 million is the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired, and primarily represents the benefits of synergies and economies of scale we expect to realize from the acquisitions of the television stations from New Vision and ACME, respectively.  All of the goodwill is deductible for tax purposes.

Net revenues and operating loss of the television stations acquired during 2012 included in our consolidated statements of operations for the three months ended March 31, 2013 were $33.6 million and $0.9 million, respectively.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations as of March 31, 2012, assuming that the above acquisitions of NVT and ACME, along with transactions necessary to finance the acquisitions, occurred on January 1, 2011 (in thousands):

Three Months Ended March 31,
2012
Net revenue	$135,956
Net (loss) income	(93)
Basic (loss) income per common share attributable to LIN TV Corp.	$(0.00)
Diluted (loss) income per common share attributable to LIN TV Corp.	$(0.00)

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

Nami Media, Inc.

On November 22, 2011, LIN Television acquired a 57.6% interest (a 50.1% interest calculated on a fully diluted basis) in Nami Media, a digital advertising management and technology company based in Los Angeles, CA. Under the terms of our agreement with Nami Media, we agreed to purchase the remaining outstanding shares of Nami Media in 2014 if Nami Media achieves a target EBITDA in 2013 as outlined in the purchase agreement. The purchase price of these shares is based on multiples of Nami Media’s 2013 net revenues and EBITDA. Our maximum potential obligation under the purchase agreement is $37.4 million. Additionally, if Nami Media does not meet the target EBITDA in 2013, we have the option to purchase the remaining outstanding shares using the same purchase price multiple. Our obligation to purchase the noncontrolling interest holders’ shares is essentially outside of our control, because it is based on the achievement of target EBITDA in 2013. Therefore, the noncontrolling interest related to Nami Media as of March 31, 2013 and December 31, 2012 has been reported as redeemable noncontrolling interest and classified as temporary equity on our consolidated balance sheets. As of the acquisition date, the fair value of the noncontrolling interest was $3.5 million, and was measured based on the purchase price for our 57.6% ownership interest and the net assets acquired as of the acquisition date. As of March 31, 2013, we believe that the fair value of the mandatory purchase obligations is zero and as a result, have not reflected this obligation in our consolidated financial statements.

In 2014, if we do not purchase the remaining outstanding shares of Nami Media by the date set forth in the respective purchase agreements, the noncontrolling interest holders have the right to purchase our interest in Nami Media. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the 2013 EBITDA target is not met and we do not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to these options are included in our consolidated financial statements as of March 31, 2013 and December 31, 2012.

LIN Digital (formerly RMM)

On October 2, 2009, LIN Television acquired Red McCombs Media, LP (“RMM”), an online advertising and media services company based in Austin, TX., which was rebranded as “LIN Digital” in the first quarter of 2013.  In connection with the acquisition, we entered into an incentive compensation arrangement with certain key members of management. The arrangement provided payments to those employees based on a computation of EBITDA generated by LIN Digital during 2012.  As of March 31, 2013, we recognized a current liability of $8.9 million related to this incentive compensation arrangement and plan to pay this amount during the second quarter of 2013.

Note 3 — Discontinued Operations

WWHO-TV

On February 16, 2012, we completed the sale of substantially all of the assets of WWHO-TV, our CW affiliate serving Columbus, OH, to Manhan Media, Inc.  During the three months ended March 31, 2012, we recorded a loss on the sale of WWHO-TV of $0.4 million ($0.3 million, net of tax).

WUPW-TV

On April 21, 2012, we completed the sale of substantially all of the assets of WUPW-TV to WUPW, LLC.

The following presents summarized information for the discontinued operations (in thousands):

	Three Months Ended March 31,
	2013			2012
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total

Net revenues	$—	$—	$—	$486	$1,775	$2,261
Operating loss	—	—	—	(409)	(1,109)	(1,518)
Net loss	—	—	—	(562)	(669)	(1,231)

Note 4 —Investments

Joint Venture with NBCUniversal

As of December 31, 2012, we held a 20.38% interest in SVH, a joint venture with NBCUniversal, and accounted for our interest using the equity method as we did not have a controlling interest. SVH holds a 99.75% interest in SVO, which is the operating company that managed KXAS-TV and KNSD-TV, the television stations that comprised the joint venture.

As further described in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies” and Note 11 — “Commitments and Contingencies,” on February 12, 2013, LIN TV, LIN Television, and LIN Texas entered into, and simultaneously closed the transactions contemplated by the Transaction Agreement among subsidiaries of NBCUniversal, Comcast, the GE Parties, and SVH.

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

Note 5 — Intangible Assets

The following table summarizes the carrying amounts of intangible assets (in thousands):

	March 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$189,138	$—	$189,138	$—
Broadcast licenses	536,515	—	536,515	—
Intangible assets subject to amortization (1)	76,003	(21,520)	75,758	(16,072)
Total	$801,656	$(21,520)	$801,411	$(16,072)

(1)                       Intangible assets subject to amortization are amortized on a straight line basis and primarily include network affiliations, acquired customer relationships, completed technology, brand names, non-compete agreements, internal-use software, favorable operating leases, and retransmission consent agreements.

There were no events during the three months ended March 31, 2013 and March 31, 2012 that warranted an interim impairment test of our indefinite-lived intangible assets, including goodwill.

Note 6 — Debt

We guarantee all of LIN Television’s debt.  All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, the 8 3/8% Senior Notes due 2018 (the “8 3/8% Senior Notes”), and the 6 3/8% Senior Notes due 2021 (the “6 3/8% Senior Notes”) on a joint-and-several basis.

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Senior Secured Credit Facility:
Revolving credit loans	$5,000	$—
$125,000 Term loans, net of discount of $413 and $435 as of March 31, 2013 and December 31, 2012, respectively	123,025	124,565
$316,600 and $257,400 Incremental term loans, net of discount of $1,936 and $2,020 as of March 31, 2013 and December 31, 2012, respectively	314,664	255,380
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	290,000
Capital lease obligations	14,767	14,881
Other debt	5,037	5,401
Total debt	952,493	890,227
Less current portion	11,279	10,756
Total long-term debt	$941,214	$879,471

During the three months ended March 31, 2013, we paid $2.4 million of principal on the term loans and incremental term loans related to mandatory quarterly payments under our senior secured credit facility.

In February 2013, pursuant to our existing credit agreement, we issued $60 million of new debt in the form of a tranche B-2 incremental term facility (the “Incremental Facility”).  The Incremental Facility is a five-year, term loan facility and is subject to the terms of LIN Television’s existing credit agreement, dated as of October 26, 2011, as amended on December 24, 2012, by and among LIN Television, JP Morgan Chase Bank as Administrative Agent and the banks and other financial institutions party thereto (the

“Credit Agreement”).  The proceeds of the Incremental Facility, as well as cash on hand and cash from revolving borrowings under the Credit Agreement, were used to fund the $100 million transferred to SVH by LIN Television pursuant to the JV Sale Transaction.

During the three months ended March 31, 2012, we recorded a loss on extinguishment of debt of $2.1 million to our consolidated statement of operations, consisting of a write-down of deferred financing fees and unamortized discount related to the redemption of our 6 ½% Senior Subordinated Notes and our 6 ½% Senior Subordinated Notes — Class B (“6 ½% Senior Subordinated Notes”).

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues (Level 2 inputs of the three-level fair value hierarchy).  The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	March 31,	December 31,
	2013	2012
Carrying amount	$937,727	$875,346
Fair value	977,954	910,500

Note 7 — Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis.  The following table summarizes the financial assets measured at fair value in the accompanying financial statements using the three-level fair value hierarchy as of March 31, 2013 and December 31, 2012 (in thousands):

	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 2)	(Level 3)	Total
March 31, 2013:
Assets:
Deferred compensation related investments	$650	$2,832	$3,482

December 31, 2012:
Assets:
Deferred compensation related investments	$619	$2,461	$3,080

For level two investments, the fair value of our investments is based upon the fair value of the investments selected by employees.  For level three investments, the fair value of our deferred compensation related investments is based on the cash surrender values of life insurance policies underlying our supplemental income deferral plan.

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension cost and the contributions to our 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended March 31,
	2013	2012
Net periodic pension cost:
Interest cost	$1,314	$1,364
Expected return on plan assets	(1,670)	(1,549)
Amortization of net loss	428	431
Net periodic cost:	$72	$246
Contributions:
401(k) Plan	$1,332	$1,078
Defined contribution retirement plans	49	137
Defined benefit retirement plans	1,297	825
Total contributions	$2,678	$2,040

See Note 11 — “Retirement Plans” in Item 15 of our 10-K for the year ended December 31, 2012 for a full description of our retirement plans.

Note 9 — Restructuring

During the three months ended March 31, 2013, we recorded a restructuring charge of $2.1 million, for severance and related costs as a result of the integration of the television stations acquired during 2012.  During the three months ended March 31, 2013, we made cash payments of $0.6 million related to these restructuring actions.  We expect to make cash payments of approximately $1.5 million during the remainder of 2013 related to these restructuring activities.

Also, during the year ended December 31, 2012, we recorded a restructuring charge of $2.4 million as a result of the consolidation of certain activities at our stations. During the three months ended March 31, 2013, we made cash payments of $0.8 million related to these restructuring actions.  We do not expect to make significant cash payments during the remainder of the year with respect to such transactions, as the majority of the restructuring activities are complete as of the date of this report.

The activities for these restructuring actions are as follows (in thousands):

Severance and Related
Balance as of December 31, 2012	$717
Charges	2,132
Payments	(1,358)
Balance as of March 31, 2013	$1,491

Note 10 — Income Taxes

We recorded a benefit from income taxes of $1.1 million for the three months ended March 31, 2013 compared to a provision for income taxes of $2.8 million for the three months ended March 31, 2012.  The benefit from income taxes was primarily a result of our $2.1 million pre-tax loss from continuing operations for the three months ended March 31, 2013.  Our effective income tax rate was 50.7% and 35.4% for the three months ended March 31, 2013 and 2012, respectively.  The increase in the effective income tax rate was primarily a result of an increase in the proportionate share of income from zero-rate VIEs that are excluded from the effective tax rate computation.  We expect the effective income tax rate to range between 38% and 40% throughout the remainder of 2013.

As a result of the JV Sale Transaction, we recognized $27.5 million and $0.9 million of incremental short-term deferred federal and state tax liabilities, respectively, in excess of those which were previously established. The financial impact of the JV Sale Transaction and corresponding tax expense of $28.4 million was reflected in our consolidated financial statements for the year ended December 31, 2012.  During the three months ended March 31, 2013, approximately $163 million of short term deferred liabilities were reclassified to income taxes payable upon the consummation of the JV Sale Transaction.  For further discussion regarding the JV Sale Transaction, see Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies” and Note 11 — “Commitments and Contingencies.”

Note 11 — Commitments and Contingencies

We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2036. In addition, we have entered into commitments for future syndicated entertainment and sports programming. Future payments for these non-cancelable operating leases and agreements, and future payments associated with syndicated television programs as of March 31, 2013 are as follows (in thousands):

Commitments

Year	Operating Leases and Agreements	Syndicated Television Programming	Total

2013	$36,222	$29,742	$65,964
2014	35,031	19,005	54,036
2015	28,026	5,674	33,700
2016	13,155	2,244	15,399
2017	11,407	588	11,995
Thereafter	10,315	328	10,643
Total obligations	134,156	57,581	191,737
Less recorded contracts	—	(15,383)	(15,383)
Future contracts	$134,156	$42,198	$176,354

Contingencies

GECC Guarantee and the Merger

GECC provided secured debt financing for the joint venture between NBCUniversal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 1, 2013 and 9% per annum thereafter. The GECC Note was an obligation of the joint venture. As of December 31, 2012, we had a 20.38% equity interest in the joint venture and NBCUniversal had the remaining 79.62% equity interest, in which we and NBCUniversal each had a 50% voting interest. NBCUniversal operated two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement. LIN TV had previously guaranteed the payment of principal and interest on the GECC Note.

On February 12, 2013, we, along with our wholly-owned subsidiaries, LIN Television and LIN Texas, entered into, and simultaneously closed the transactions contemplated by the Transaction Agreement with subsidiaries of NBCUniversal, the GE Parties, Comcast, and SVH. The Transaction Agreement effected a series of transactions whereby in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations relating to the shortfall funding agreements.  Further, LIN Texas sold its 20.38% equity interest in SVH to affiliates of NBCUniversal, and the LIN parties transferred their rights to receivables related to the Shortfall Funding Loans for $1.00. The Transaction Agreement contains certain indemnifications and obligations with respect to representations and warranties; however, we do not anticipate that such obligations will result in any material liability to the Company.

We accrued for and expensed the $100 million capital contribution to SVH to secure the release of the guarantee and recorded the related tax effects in our consolidated financial statements as of December 31, 2012 because it represented a probable and estimable obligation of the Company.  In February 2013, we entered into a $60 million Incremental Facility and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million payment. As a result of the JV Sale Transaction, after utilizing all of our available Federal net operating loss (“NOL”) carryforwards to offset the taxable gain recognized in such transaction, we have an approximate $163 million income tax payable remaining as of March 31, 2013. The Company’s plans with regard to the $163 million tax liability are described below.

On February 12, 2013, we also announced that we entered into the Merger Agreement with LIN LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of LIN TV. Pursuant to the Merger Agreement, and subsequent to the required shareholder approval, LIN TV will be merged with and into LIN LLC with LIN LLC continuing as the surviving entity. The Merger is expected to enable LIN TV to be classified as a partnership for federal income tax purposes and such change in classification would be treated as a liquidation of LIN TV for federal income tax purposes with the result that LIN TV would recognize gain or loss, as applicable, in its 100% equity interest in LIN Television.

As a result of the Merger, LIN TV is expected to realize a capital loss between our tax basis in the stock of LIN Television and the fair market value of this stock at the closing of the Merger.

Although we believe it is probable that we will receive the required shareholder approvals to complete the Merger, if we are unable to complete the Merger before the associated federal and state income tax liabilities become due, or if the Merger does not generate sufficient capital losses to offset fully the capital gains from the JV Sale Transaction, due to the trading price of LIN TV’s class A common stock at the time of the Merger, LIN TV could incur cash income taxes of $163 million related to the JV Sale Transaction, payable beginning in 2013. For further discussion, see Note 1—“Basis of Presentation and Summary of Significant Accounting Policies.”

See additional information on the risks associated with the Merger in Part I. Item 1A. “Risk Factors” in our Annual Report on Form10-K for the year ended December 31, 2012.

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

Note 12 — Related Party

We have a non-controlling investment in an interactive service provider that hosts our web sites. During the three months ended March 31, 2013 and 2012, we incurred charges from the provider of $0.9 million and made cash payments to the provider of $0.8 million and $0.5 million, respectively, for web hosting services and web site development and customization.

Note 13 — Subsequent Events

On May 2, 2013, LIN LLC filed a Registration Statement on Form S-4 with the SEC with respect to the LIN LLC class A common shares that will be issued in the Merger.  The Registration Statement was subsequently amended on May 8, 2013 and also includes a proxy statement to be used by LIN TV in order to solicit proxies from its stockholders for the approval of the Merger at a special meeting of stockholders.  For further information on the Merger, see Note 1 “Basis of Presentation and Summary of Significant Accounting Policies.”

On April 9, 2013, LIN Television acquired a 60% interest (calculated on a fully diluted basis) in Dedicated Media, a multi-channel advertisement buying and optimization business.  Dedicated Media is headquartered in Los Angeles, CA and employs new technologies to create, plan and execute digital marketing campaigns on behalf of its clients.

On April 4, 2013, LIN Television acquired a 50.1% interest (calculated on a fully diluted basis) in HYFN, a full service digital advertising agency that develops and implements mobile, social and web experiences.

For further information on these acquisitions, see Note 2 — “Acquisitions.”

Note 14 — Condensed Consolidating Financial Statements

LIN Television, a 100% owned subsidiary of LIN TV, is the primary obligor of our senior secured credit facility, our 8 3/8% Senior Notes and our 6 3/8% Senior Notes, which are further described in Note 6 — “Debt”.  LIN TV fully and unconditionally guarantees all of LIN Television’s debt on a joint-and-several basis.  Additionally, all of the consolidated 100% owned subsidiaries of LIN

Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, our 8 3/8% Senior Notes and our 6 3/8% Senior Notes on a joint-and-several basis, subject to customary release provisions.  There are certain contractual restrictions on LIN Television’s ability to obtain funds in the form of dividends or loans from the non-guarantor subsidiaries.

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

Condensed Consolidating Balance Sheet

As of March 31, 2013

(in thousands)

		LIN Television	Guarantor	Non-Guarantor		LIN TV Corp.
	LIN TV Corp.	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$21,833	$637	$1,030	$—	$23,500
Accounts receivable, net	—	76,977	27,847	10,306	—	115,130
Deferred income tax assets	—	175	4,217	76	—	4,468
Other current assets	—	4,397	476	1,973	—	6,846
Total current assets	—	103,382	33,177	13,385	—	149,944
Property and equipment, net	—	195,792	38,297	4,950	—	239,039
Deferred financing costs	—	18,787	—	109	—	18,896
Goodwill	—	166,116	18,519	4,503	—	189,138
Broadcast licenses, net	—	—	493,814	42,701	—	536,515
Other intangible assets, net	—	44,889	2,541	7,053	—	54,483
Advances to consolidated subsidiaries	—	12,119	1,180,724	—	(1,192,843)	—
Investment in consolidated subsidiaries	—	1,561,069	—	—	(1,561,069)	—
Other assets	—	54,390	2,560	1,694	(45,280)	13,364
Total assets	$—	$2,156,544	$1,769,632	$74,395	$(2,799,192)	$1,201,379

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$9,774	$—	$1,505	$—	$11,279
Accounts payable	—	6,864	2,225	342	—	9,431
Income taxes payable	—	347	162,795	—	—	163,142
Accrued expenses	—	42,766	14,056	1,299	—	58,121
Program obligations	—	6,320	1,114	2,245	—	9,679
Total current liabilities	—	66,071	180,190	5,391	—	251,652
Long-term debt, excluding current portion	—	937,623	—	3,591	—	941,214
Deferred income tax liabilities	—	17,988	31,072	320	—	49,380
Program obligations	—	2,192	100	1,729	—	4,021
Intercompany liabilities	—	1,180,724	1,239	10,880	(1,192,843)	—
Accumulated losses in excess of investment in consolidated subsidiaries	89,740	—	—	—	(89,740)	—
Other liabilities	—	41,686	67	45,280	(45,280)	41,753
Total liabilities	89,740	2,246,284	212,668	67,191	(1,327,863)	1,288,020

Redeemable noncontrolling interest	—	—	—	3,099	—	3,099

Total stockholders’ (deficit) equity	(89,740)	(89,740)	1,556,964	4,105	(1,471,329)	(89,740)

Total liabilities, redeemable noncontrolling interest and stockholders’ (deficit) equity	$—	$2,156,544	$1,769,632	$74,395	$(2,799,192)	$1,201,379

Condensed Consolidating Balance Sheet

As of December 31, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$44,625	$573	$1,109	$—	$46,307
Accounts receivable, net	—	87,103	31,144	7,903	—	126,150
Deferred income tax assets	—	67,412	—	97	(67,509)	—
Other current assets	—	4,850	554	2,295	—	7,699
Total current assets	—	203,990	32,271	11,404	(67,509)	180,156
Property and equipment, net	—	199,211	39,534	4,850	—	243,595
Deferred financing costs	—	19,020	—	115	—	19,135
Goodwill	—	166,116	18,518	4,504	—	189,138
Broadcast licenses, net	—	—	493,814	42,701	—	536,515
Other intangible assets, net	—	49,350	2,775	7,561	—	59,686
Advances to consolidated subsidiaries	—	11,934	1,350,322	—	(1,362,256)	—
Investment in consolidated subsidiaries	—	1,554,903	—	—	(1,554,903)	—
Other assets	—	53,987	2,552	1,930	(45,280)	13,189
Total assets	$—	$2,258,511	$1,939,786	$73,065	$(3,029,948)	$1,241,414

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$9,243	$—	$1,513	$—	$10,756
Accounts payable	—	14,335	3,385	1,235	—	18,955
Income taxes payable	—	372	394	—	—	766
Accrued expenses	—	37,020	115,605	621	—	153,246
Deferred income tax liabilities	—	—	235,728	—	(67,509)	168,219
Program obligations	—	7,479	1,106	2,185	—	10,770
Total current liabilities	—	68,449	356,218	5,554	(67,509)	362,712
Long-term debt, excluding current portion	—	875,512	—	3,959	—	879,471
Deferred income tax liabilities	—	10,910	29,000	646	—	40,556
Program obligations	—	2,222	92	1,967	—	4,281
Intercompany liabilities	—	1,350,322	3,842	8,092	(1,362,256)	—
Accumulated losses in excess of investment in consolidated subsidiaries	91,564	—	—	—	(91,564)	—
Other liabilities	—	42,660	56	45,280	(45,280)	42,716
Total liabilities	91,564	2,350,075	389,208	65,498	(1,566,609)	1,329,736

Redeemable noncontrolling interest	—	—	—	3,242	—	3,242

Total stockholders’ (deficit) equity	(91,564)	(91,564)	1,550,578	4,325	(1,463,339)	(91,564)

Total liabilities, redeemable noncontrolling interest and stockholders’ (deficit) equity	$—	$2,258,511	$1,939,786	$73,065	$(3,029,948)	$1,241,414

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2013

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net revenues	$—	$97,648	$38,984	$6,431	$(2,071)	$140,992

Operating expenses:
Direct operating	—	35,350	17,237	3,038	(1,057)	54,568
Selling, general and administrative	—	26,032	9,789	1,571	(94)	37,298
Amortization of program rights	—	5,482	1,490	813	—	7,785
Corporate	—	10,271	—	—	—	10,271
Depreciation	—	9,515	1,829	294	—	11,638
Amortization of intangible assets	—	4,461	233	735	—	5,429
Restructuring	—	2,132	—	—	—	2,132
Loss (gain) from asset dispositions	—	107	(12)	—	—	95
Operating income (loss)	—	4,298	8,418	(20)	(920)	11,776

Other expense (income):
Interest expense, net	—	13,814	—	108	(51)	13,871
Intercompany fees and expenses	—	8,375	(8,375)	—	—	—
Other, net	—	(24)	—	—	—	(24)
Total other expense (income), net	—	22,165	(8,375)	108	(51)	13,847

(Loss) income from continuing operations before taxes and equity in (loss) income from operations of consolidated subsidiaries	—	(17,867)	16,793	(128)	(869)	(2,071)
(Benefit from) provision for income taxes	—	(7,463)	6,717	(305)	—	(1,051)
Net (loss) income from continuing operations	—	(10,404)	10,076	177	(869)	(1,020)
Equity in (loss) income from operations of consolidated subsidiaries	(856)	9,548	—	—	(8,692)	—
Net (loss) income	(856)	(856)	10,076	177	(9,561)	(1,020)
Net loss attributable to noncontrolling interests	—	—	—	(164)	—	(164)
Net (loss) income attributable to LIN TV Corp.	$(856)	$(856)	$10,076	$341	$(9,561)	$(856)

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2013

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net (loss) income	$(856)	$(856)	$10,076	$177	$(9,561)	$(1,020)
Pension net gain, net of tax of $169	259	259	—	—	(259)	259
Comprehensive (loss) income	(597)	(597)	10,076	177	(9,820)	(761)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(164)	—	(164)
Comprehensive income (loss) attributable to LIN TV Corp.	$(597)	$(597)	$10,076	$341	$(9,820)	$(597)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net revenues	$—	$67,329	$34,937	$1,697	$(763)	$103,200

Operating expenses:
Direct operating	—	21,163	13,392	1,360	(758)	35,157
Selling, general and administrative	—	18,686	9,306	510	(119)	28,383
Amortization of program rights	—	3,679	1,367	173	—	5,219
Corporate	—	6,336	410	—	—	6,746
Depreciation	—	4,833	1,868	58	—	6,759
Amortization of intangible assets	—	60	233	184	—	477
Loss from asset dispositions	—	(1)	—	—	—	(1)
Operating income	—	12,573	8,361	(588)	114	20,460

Other expense (income):
Interest expense, net	—	10,364	—	15	(9)	10,370
Share of loss in equity investments	—	91	—	—	—	91
Loss on extinguishment of debt	—	2,099	—	—	—	2,099
Intercompany fees and expenses	—	16,310	(16,310)	—	—	—
Other, net	—	(14)	1	—	—	(13)
Total other expense (income), net	—	28,850	(16,309)	15	(9)	12,547

(Loss) income from continuing operations before taxes and equity in income (loss) from operations of consolidated subsidiaries	—	(16,277)	24,670	(603)	123	7,913
(Benefit from) provision for income taxes	—	(6,825)	9,868	(245)	—	2,798
Net (loss) income from continuing operations	—	(9,452)	14,802	(358)	123	5,115
(Loss) income from discontinued operations, net	—	(560)	(664)	—	(7)	(1,231)
Equity in income (loss) from operations of consolidated subsidiaries	4,266	14,278	—	—	(18,544)	—
Net income (loss)	4,266	4,266	14,138	(358)	(18,428)	3,884
Net income attributable to noncontrolling interests	—	—	—	(382)	—	(382)
Net income (loss) attributable to LIN TV Corp.	$4,266	$4,266	$14,138	$24	$(18,428)	$4,266

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended March 31, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
Net income (loss)	$4,266	$4,266	$14,138	$(358)	$(18,428)	$3,884
Amortization of pension net loss, net of tax of $170	261	261	—	—	(261)	261
Comprehensive income (loss)	4,527	4,527	14,138	(358)	(18,689)	4,145
Comprehensive income attributable to noncontrolling interest	—	—	—	382	—	382
Comprehensive income (loss) attributable to LIN TV Corp.	$4,527	$4,527	$14,138	$24	$(18,689)	$4,527

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2013

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$—	$22,735	$18,889	$(289)	$(19,503)	$21,832

INVESTING ACTIVITIES:
Capital expenditures	—	(5,634)	(543)	(621)	—	(6,798)
Proceeds from the sale of assets	—	—	13	—	—	13
Capital contribution to joint venture with NBCUniversal	—	—	(100,000)	—	—	(100,000)
Advances on intercompany borrowings	—	(1,200)	—	—	1,200	—
Payments from intercompany borrowings	—	9,919	111,127	—	(121,046)	—
Net cash provided by (used in) investing activities	—	3,085	10,597	(621)	(119,846)	(106,785)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	—	501	—	—	—	501
Proceeds from borrowings on long-term debt	—	85,000	—	—	—	85,000
Principal payments on long-term debt	—	(22,465)	—	(375)	—	(22,840)
Payment of long-term debt issue costs	—	(521)	—	6	—	(515)
Payment of dividend	—	—	(19,503)	—	19,503	—
Proceeds from intercompany borrowings	—	—	—	1,200	(1,200)	—
Payments on intercompany borrowings	—	(111,127)	(9,919)	—	121,046	—
Net cash (used in) provided by financing activities	—	(48,612)	(29,422)	831	139,349	62,146

Net (decrease) increase in cash and cash equivalents	—	(22,792)	64	(79)	—	(22,807)
Cash and cash equivalents at the beginning of the period	—	44,625	573	1,109	—	46,307
Cash and cash equivalents at the end of the period	$—	$21,833	$637	$1,030	$—	$23,500

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	LIN TV Corp. Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities, continuing operations	$—	$14,019	$4,148	$(517)	$7	$17,657
Net cash used in operating activities, discontinued operations	—	(486)	(647)	—	(7)	(1,140)
Net cash provided by (used in) operating activities	—	13,533	3,501	(517)	—	16,517

INVESTING ACTIVITIES:
Capital expenditures	—	(3,362)	(1,569)	(519)	—	(5,450)
Change in restricted cash	—	255,159	—	—	—	255,159
Shortfall loan to joint venture with NBCUniversal	—	(595)	—	—	—	(595)
Advances on intercompany borrowings	—	(800)	—	—	800	—
Payments from intercompany borrowings	—	1,950	—	—	(1,950)	—
Net cash provided by (used in) investing activities, continuing operations	—	252,352	(1,569)	(519)	(1,150)	249,114
Net cash provided by investing activities, discontinued operations	—	6,314	—	—	—	6,314
Net cash provided by (used in) investing activities	—	258,666	(1,569)	(519)	(1,150)	255,428

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	—	173	—	—	—	173
Principal payments on long-term debt	—	(276,622)	—	(73)	—	(276,695)
Payment of long-term debt issue costs	—	(199)	—	—	—	(199)
Treasury stock purchased	—	(629)	—	—	—	(629)
Proceeds from intercompany borrowings	—	—	—	800	(800)	—
Payments on intercompany borrowings	—	—	(1,950)	—	1,950	—
Net cash (used in) provided by financing activities	—	(277,277)	(1,950)	727	1,150	(277,350)

Net decrease in cash and cash equivalents	—	(5,078)	(18)	(309)	—	(5,405)
Cash and cash equivalents at the beginning of the period	—	16,571	653	833	—	18,057
Cash and cash equivalents at the end of the period	$—	$11,493	$635	$524	$—	$12,652

LIN TV Corp.

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note about Forward-Looking Statements

This report contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under this caption Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe them to be reasonable, are inherently uncertain.  Therefore, you should not place undue reliance upon such estimates and statements.  We cannot assure you that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those discussed under the caption Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 (“10-K”).  Many of these factors are beyond our control.

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

During the three months ended March 31, 2013, net revenues increased $37.8 million compared to the same period in 2012, primarily driven by an increase in our local revenues.  During the three months ended March 31, 2013, local revenues, which include net local advertising sales, retransmission consent fees and television station web site revenues, increased $31.8 million compared to the same period last year.  In addition, national advertising sales increased $6.4 million and interactive revenues increased $2.1 million during the three months ended March 31, 2013, respectively, compared to the same periods last year.

Excluding the impact of the television stations acquired during 2012, net revenues increased $4.2 million compared to the same period in 2012.

On February 12, 2013, we, along with our wholly-owned subsidiaries LIN Television, Corporation (“LIN Television”) and LIN Television of Texas, L.P., a Delaware limited partnership (“LIN Texas”) entered into and closed a transaction agreement (the “Transaction Agreement”) with NBC Telemundo License LLC, a Delaware limited liability company (“NBC”), NBCU New LLC I, a Delaware limited liability company, NBCU New LLC II, a Delaware limited liability company, General Electric Company, a New York corporation (“GE”), General Electric Capital Corporation, a Delaware corporation (“GECC” and together with GE, the “GE Parties”), National Broadcasting Company Holding, Inc., a Delaware corporation, Comcast Corporation, a Pennsylvania corporation (“Comcast”), NBCUniversal Media, LLC, a Delaware limited liability company (“NBCUniversal”), Lone Star SPV, LLC, a Delaware limited liability company and Station Venture Holdings, LLC, a Delaware limited liability company (“SVH”).  SVH held a 99.75% interest in Station Venture Operations, LP (“SVO”), which is the operating company that managed KXAS-TV and KNSD-TV, the television stations that comprised the joint venture. The Transaction Agreement effected a series of transactions related to the ownership and sale of LIN Texas’s 20.38% equity interest in SVH, a joint venture in which NBC, an affiliate of NBCUniversal, held the remaining 79.62% equity interest (collectively, the “JV Sale Transaction”).  Also on February 12, 2013, we announced that we entered into an Agreement and Plan of Merger with LIN Media, LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of LIN TV (“LIN LLC”).  For further information, see Note 1—“Basis of Presentation and Summary of Significant Accounting Policies” and Note 11 — “Commitments and Contingencies” to our consolidated financial statements.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification 220, “Comprehensive Income.” The amendments require an entity to disclose the impact of amounts reclassified out of accumulated other comprehensive income and into net income, by the respective line items of net income, if the amounts reclassified are reclassified to net income in their entirety in the same reporting period. The disclosure is required either on the face of the statement where net income is presented or in the notes. For amounts that are not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We prospectively adopted this guidance effective January 1, 2013 and it did not have a material impact on our financial statements.

In July 2012, there were revisions to the accounting standard for impairment tests of indefinite-lived intangible assets other than goodwill. Under the revised standard a company can first perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. A company can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets, and can also bypass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible in any period. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted during 2012 if a company has not yet performed its 2012 annual impairment test or issued its financial statements. We adopted this guidance effective January 1, 2013 and do not expect it to have a material impact on our impairment tests of indefinite-lived intangible assets.

Results of Operations

Set forth below are key components that contributed to our operating results (in thousands):

	Three Months Ended
	March 31,
	2013	2012	$ Change	% Change

Local revenues	$99,418	$67,659	$31,759	47%
National advertising sales	29,496	23,121	6,375	28%
Political advertising sales	509	2,936	(2,427)	(83)%
Interactive revenues	9,041	6,986	2,055	29%
Other revenues	2,528	2,498	30	1%
Net revenues	140,992	103,200	37,792	37%
Operating expenses:
Direct operating	54,568	35,157	19,411	55%
Selling, general and administrative	37,298	28,383	8,915	31%
Amortization of program rights	7,785	5,219	2,566	49%
Corporate	10,271	6,746	3,525	52%
Depreciation	11,638	6,759	4,879	72%
Amortization of intangible assets	5,429	477	4,952	1038%
Restructuring	2,132	—	2,132	100%
Loss (gain) from asset dispositions	95	(1)	96	(9,600)%
Total operating costs	129,216	82,740	46,476	56%
Operating income	$11,776	$20,460	$(8,684)	(42)%

Period Comparison

Revenues

Net revenues consist primarily of local revenues (which include net local advertising sales, retransmission consent fees and television station web site revenues), net national advertising sales, political advertising sales, and interactive revenues.  Other revenues include barter revenues, production revenues, tower rental income and station copyright royalties.

During the three months ended March 31, 2013, net revenues increased $37.8 million, or 37%, compared to the same period in the prior year, of which $33.6 million related to television stations acquired during 2012.  The increase was primarily due to: (i) a $31.8 million increase in local revenues; (ii) a $6.4 million increase in national advertising sales; and (iii) a $2.1 million increase in interactive revenues.  These increases were partially offset by a $2.4 million decrease in political advertising.  Television stations acquired during 2012 accounted for $26.3 million and $6.2 million of the increase in local and national advertising revenues, respectively, and were not material to the overall change in interactive and political advertising revenues.

On a same station basis, the increase in local revenues over the same period in the prior year is primarily a result of growth in retransmission consent fee revenues.  The growth in retransmission consent fee revenues was a result of contract renewals and contractual rate increases.

During the three months ended March 31, 2013, the automotive category, which represented 25% of local and national advertising sales, remained relatively flat as compared to the three months ended March 31, 2012, during which the automotive category represented 26% of local and national advertising sales.

Operating Expenses

Operating expenses increased $46.5 million, or 56%, for the three months ended March 31, 2013 compared to the same period in the prior year, of which $34.4 million related to television stations acquired during 2012.  The increase was primarily due to increases in direct operating, selling, general and administrative, depreciation and amortization expenses and corporate expenses.  Direct operating expenses increased $19.4 million during the three months ended March 31, 2013 compared to the same period last year, of which $12.5 million related to the stations acquired during 2012.  The remainder of the increase was primarily a result of an increase in fees pursuant to network affiliation agreements, growth in employee compensation expense and growth in cost of goods sold related to LIN Digital (formerly RMM).  Selling, general and administrative, depreciation and amortization expenses increased $8.9 million, $4.9 million and $5.0 million, respectively, during the three months ended March 31, 2013 compared to the same period last year primarily as a result of the television stations acquired during 2012.  Corporate expenses increased $3.5 million during the three months ended March 31, 2013 primarily due to expenses incurred related to the JV Sale Transaction, as well as increases in employee compensation expense and acquisition related expenses compared to the same period last year.

Other Expense

The following summarizes the components of other expense, net (in thousands):

	Three Months Ended March 31,
	2013	2012
Components of other expense:
Interest expense, net	$13,871	$10,370
Share of loss in equity investments	—	91
Loss on extinguishment of debt	—	2,099
Other income, net	(24)	(13)
Total other expense, net	$13,847	$12,547

Other expense, net increased $1.3 million or 10% during the three months ended March 31, 2013 compared to the same period last year, primarily due to an increase in interest expense as further described below, which was partially offset by a $2.1 million decrease in loss on extinguishment of debt, which was a result of the redemption of our 6 1/2% Senior Subordinated Notes during the first quarter of 2012.

Interest Expense

The following summarizes the components of interest expense, net (in thousands):

	Three Months Ended March 31,
	2013	2012
Components of interest expense:
Senior secured credit facility	$4,059	$5,008
8 3/8% Senior Notes	4,347	4,347
6 3/8% Senior Notes	4,873	—
6 1/2% Senior Subordinated Notes	—	595
6 1/2% Senior Subordinated Notes - Class B	—	306
Other interest costs	592	114
Total interest expense, net	$13,871	$10,370

Interest expense, net increased by $3.5 million or 34% during the three months ended March 31, 2013 compared to the same period last year, primarily as a result of the interest incurred on our 6 3/8% Senior Notes, which were issued during the fourth quarter of 2012.  This increase was partially offset by a decrease in interest expense due to the redemption of our 6 1/2% Senior Subordinated Notes during the first quarter of 2012 as well as reductions in interest expense under our senior secured credit facility.

(Benefit from) provision for Income Taxes

(Benefit from) provision for income taxes increased $3.8 million for the three months ended March 31, 2013 to a $1.1 million tax benefit from $2.8 million of tax expense for the three months ended March 31, 2012.  The increase in the tax benefit was primarily a result of our $2.1 million pre-tax loss from continuing operations for the three months ended March 31, 2013.  Our effective income tax rate was 50.7% and 35.4% for the three months ended March 31, 2013 and 2012, respectively.  The increase in the effective income tax rate was primarily a result of an increase in the proportionate share of income from zero-rate variable interest entities that are excluded from the effective tax rate computation.  We expect the effective income tax rate to range between 38% and 40% throughout the remainder of 2013.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior secured credit facility.  As of March 31, 2013, we had unrestricted cash and cash equivalents of $23.5 million, and a $75 million revolving credit facility, $70 million of which was available, subject to certain covenant restrictions.  Our total outstanding debt as of March 31, 2013 was $952.5 million.

Joint Venture Sale Transaction

On February 12, 2013, we, along with our wholly-owned subsidiaries, LIN Television and LIN Texas, entered into, and simultaneously closed the transactions contemplated by the Transaction Agreement with subsidiaries of NBCUniversal, the GE Parties, Comcast, and SVH. The Transaction Agreement effected a series of transactions whereby in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations relating to the shortfall funding agreements.  Further, LIN Texas sold its 20.38% equity interest in SVH to affiliates of NBCUniversal, and the LIN parties transferred their rights to receivables related to the Shortfall Funding Loans for $1.00. The Transaction Agreement contains certain indemnifications and obligations with respect to representations and warranties; however, we do not anticipate that such obligations will result in any material liability to the Company.  For further information, refer to Note 1 — “Basis for Presentation and Summary of Significant Accounting Policies” and Note 11 — “Commitments and Contingencies” to our consolidated financial statements.

We accrued for and expensed the $100 million capital contribution to SVH to secure the release of the GECC Guarantee and recorded the related tax effects in our consolidated financial statements as of December 31, 2012 because it represented a probable and estimable obligation of the Company.  In February 2013, we issued a $60 million incremental term loan, and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million payment. As a result of the JV Sale Transaction, after utilizing all of our available Federal net operating loss (“NOL”) carryforwards to offset the taxable gain recognized in such transaction, we have an approximate $163 million income tax payable remaining as of March 31, 2013. The Company’s plans with regard to the $163 million tax liability are presented below.

Concurrent with the closing of the JV Sale Transaction, we also entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LIN LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of LIN TV. Pursuant to the Merger Agreement, LIN TV will be merged with and into LIN LLC with LIN LLC continuing as the surviving entity (the “Merger”).  The Merger, which is subject to shareholder approval (among other closing conditions), is expected to enable LIN LLC to be classified as a partnership for federal income tax purposes, and such change in classification would be treated as a liquidation of LIN TV for federal income tax purposes with the result that LIN TV would recognize a gain or loss, as applicable, in its 100% equity interest in LIN Television. As a result, LIN TV is expected to realize a capital loss between its tax basis in the stock of LIN Television and the fair market value of this stock at the closing of this transaction.

The Merger will be submitted to a vote of the holders of outstanding common stock of LIN TV. Proxies will be solicited by LIN TV’s board of directors pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in order for LIN TV’s stockholders to consider approving the Merger at a special meeting of stockholders and a registration statement was filed with the Securities and Exchange Commission (“SEC”) on May 2, 2013 and later amended on May 8, 2013 under the Securities Act of 1933, as amended, with respect to the class A common shares representing limited liability company interests in LIN LLC. This Report is not a solicitation of a proxy from any security holder of LIN TV. Holders of LIN TV common stock are urged to read the proxy statement/prospectus and registration statement filed with the SEC by LIN LLC on May 2, 2013 and later amended on May 8, 2013 and any other relevant documents when they become available because they will contain important information about LIN TV, LIN LLC and the Merger, including its terms and anticipated effect and risks to be considered by the Company’s stockholders in connection with the Merger. The proxy statement/prospectus and other documents relating to the Merger (when they are available) can be obtained free of charge from the SEC’s web site at www.sec.gov. Such documents (when they are available) can also be obtained free of charge from LIN TV on its web site (www.linmedia.com) or upon written request to LIN TV Corp., Attention: Secretary, One West Exchange Street, Suite 5A, Providence, Rhode Island 02903. Information on LIN TV’s web site does not constitute a part of this Current Report on Form 10-Q.

In the event that LIN TV does not complete the Merger for any reason, or if the Merger does not generate a capital loss sufficient to offset fully the capital gain from the JV Sale Transaction, due to LIN TV’s stock price at the time of the Merger, LIN TV could incur cash income taxes of up to $163 million related to the JV Sale Transaction, payable beginning in the second half of 2013. If necessary, we would seek to fund the current federal and state tax liabilities, and any interest and penalties for late payment of taxes, through cash generated from operations, amounts available under our revolving credit facility, and additional borrowings. There can be no assurance that additional borrowings will be available on acceptable terms or at all. Should additional borrowings be unavailable, we may defer payment of such tax liabilities into 2014 and incur late payment interest and penalties.  However, we believe that there may be cost and capital expenditure reduction initiatives available in 2013 and 2014 that, based on our current forecast of operating results, would allow us to generate sufficient cash flows to fund our operations, pay the tax liability and related penalties described above in 2014, and maintain compliance with the financial covenants under our debt obligations into 2014.

We have incurred approximately $2 million in transaction costs during the three months ended March 31, 2013 and expect to incur additional costs of $3 - $5 million during the remainder of 2013 related to the JV Sale Transaction and the Merger.

Our operating plan for the next 12 months anticipates that we generate cash from operations, utilize available borrowings, and make certain repayments of indebtedness, including mandatory repayments of term loans and incremental term loans under our senior secured credit facility. Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) that we generate from our operations.  As of March 31, 2013, we were in compliance with all financial and nonfinancial covenants under our senior secured credit facility.

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

Our liquidity position during 2013 has been, and over the next 12 months and beyond will primarily be affected by, but is not limited to, the following:

•                  Continued growth in local and interactive revenues.  During the three months ended March 31, 2013 and 2012, our local revenues increased 47% and 16%, respectively, compared to the prior year.  Additionally, during the three months ended March 31, 2013 and 2012, our interactive revenues increased 29% and 41%, respectively.  Excluding the impact of the stations acquired during  2012, our local and interactive revenues increased 8% and 28%, respectively, during the three months ended March 31, 2013 as compared to the same period in the prior year.  We expect further growth in our local and interactive revenues, however, there can be no assurance that this will occur.

•                  Cyclical fluctuations.  We experience significant fluctuations in our political advertising revenues since advertising revenues are generally higher in even-numbered years due to additional revenues associated with political advertising related to local and national elections.  During the three months ended March 31, 2013, our net political advertising sales were $0.5 million compared to $2.9 million for the same period last year.  We anticipate decreased advertising revenues during the remainder of 2013 as a result of these cyclical fluctuations.

•                  Employee benefit contributions.  Our employee benefit plan contributions include contributions to our pension plan and the 401(k) Plan. Volatility in the equity markets impacts the fair value of our pension plan assets and ultimately the cash funding requirements of our pension plan. We expect to contribute $5.4 million to our pension plan and $5.3 million to our 401(k) Plan during 2013.

•                  Cash requirements related to the acquisition of LIN Digital (formerly RMM).  In connection with our acquisition of RMM (now LIN Digital), we entered into an incentive compensation arrangement with certain key members of management that provides payments to those employees based on a computation of EBITDA generated by LIN Digital during 2012. Based on that computation, as of March 31, 2013, we recognized a current liability of $8.9 million related to this incentive compensation arrangement, and plan to pay this amount during the second quarter of 2013.

•                  Payments related to capital expenditures.  We expect to make cash payments of approximately $25 - $28 million related to capital expenditures during the remainder of 2013, primarily as a result of our recent acquisitions.

•                  Other investments.  In connection with our acquisitions of Nami Media, Dedicated Media, and HYFN, we may be required to purchase the remaining outstanding shares of these companies in 2014, 2015 and 2016, respectively, if certain financial targets as defined in each applicable purchase agreement are met.  Our maximum potential obligation under the Nami Media, HYFN and Dedicated Media agreements is $37.4 million, $26 million, and $62.4 million, respectively.  For further information see Note 2 — “Acquisitions” included in our 10-K.

As of March 31, 2013, there had been no material changes in our contractual obligations from those shown in Liquidity and Capital Resources within Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 10-K.

Summary of Cash Flows

The following presents summarized cash flow information (in thousands):

	Three Months Ended March 31,
	2013	2012	2013 vs 2012

Net cash provided by operating activities	$21,832	$16,517	$5,315
Net cash (used in) provided by investing activities	(106,785)	255,428	(362,213)
Net cash provided by (used in) financing activities	62,146	(277,350)	339,496
Net decrease in cash and cash equivalents	$(22,807)	$(5,405)	$(17,402)

Net cash provided by operating activities increased $5.3 million to $21.8 million for the three months ended March 31, 2013, compared to net cash provided by operating activities of $16.5 million for the three months ended March 31, 2012.  The increase is primarily attributable to an increase in net revenues of $37.8 million, which was partially offset by an increase in direct operating, selling, general and administrative and corporate expenses of $31.9 million as compared to the three months ended March 31, 2012.

Net cash used in investing activities was $106.8 million for the three months ended March 31, 2013, compared to net cash provided by investing activities of $255.4 million for the three months ended March 31, 2012.  The increase is primarily attributable to a decrease in restricted cash that had been placed on irrevocable deposit as of December 31, 2011 and was subsequently used to fund the aggregate redemption price of our 6 1/2% Senior Subordinated Notes in January 2012.  Also contributing to the increase in cash used in investing activities was the $100 million capital contribution made to the joint venture in February 2013 in connection with the JV Sale Transaction.

Net cash provided by financing activities was $62.1 million for the three months ended March 31, 2013, compared to net cash used in financing activities of $277.4 million during the three months ended March 31, 2012.  The increase is primarily attributable to the redemption of $252 million of our 6 1/2%Senior Subordinated Notes during the three months ended March 31, 2012 as well as an increase in proceeds from borrowings on long-term debt due to the new $60 million term loan entered into during the three months ended March 31, 2013 in connection with the JV Sale Transaction.

Description of Indebtedness

We guarantee all of LIN Television’s debt.  All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, the 8 3/8% Senior Notes due 2018 (the “8 3/8% Senior Notes”), and the 6 3/8% Senior Notes due 2012 (the 6 3/8% Senior Notes) on a joint-and-several basis.

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Senior Secured Credit Facility:
Revolving loans	$5,000	$—
$125,000 Term loans, net of discount of $413 and $435 as of March 31, 2013 and December 31, 2012, respectively	123,025	124,565
$316,600 and $257,400 Incremental term loans, net of discount of $1,936 and $2,020 as of March 31, 2013 and December 31, 2012, respectively	314,664	255,380
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	290,000
Capital lease obligations	14,767	14,881
Other debt	5,037	5,401
Total debt	952,493	890,227
Less current portion	11,279	10,756
Total long-term debt	$941,214	$879,471

Total debt	$952,493	$890,227
Cash and cash equivalents	(23,500)	(46,307)
Consolidated net debt(1)	$928,993	$843,920

(1)                  Consolidated net debt is a non-GAAP financial measure, and is equal to total debt less cash and cash equivalents.  For the purpose of our debt covenant calculations, our senior secured credit facility permits a maximum of $45 million to be offset against total debt in arriving at consolidated net debt.  For purposes of the table above, we have subtracted the total balance of our cash and cash equivalents as of March 31, 2013 and December 31, 2012 in arriving at consolidated net debt. Consolidated net debt provides investors with useful information about our financial position, and is one of the financial measures used to evaluate compliance with our debt covenants.

During the three months ended March 31, 2013, we paid $2.4 million of principal on the incremental term loans related to mandatory quarterly payments under our senior secured credit facility.

See Note 7 — “Long-term Debt” included in Item 15 of our 10-K for a full description of our senior secured credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 30, 2013. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in our 10-K.

Item 4. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On October 12, 2012, LIN Television completed its acquisition (the “Acquisition”) of television stations (the “Acquired Stations”) in eight markets from affiliates and subsidiaries of New Vision for $334.9 million, subject to certain post-closing adjustments, and including the assumption of $14.3 million of finance lease obligations.  In addition, on February 12, 2013, concurrent with the closing of the JV Sale Transaction, we entered into the Merger Agreement whereby LIN TV will be merged with and into LIN LLC with LIN LLC continuing as the surviving entity. The risk factors discussed below related to the Acquisition, the Merger and to our defined benefit pension plans should be read together with the factors discussed in Part 1 Item 1A. “Risk Factors” in our 10-K.  These risk factors could materially affect our business, financial condition or future results.

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

Although our board of directors has approved the Merger and the Merger Agreement, which effects the Merger, the completion of the Merger is subject to a number of conditions, and there is no assurance that all of the conditions to closing will be met and that the Merger will be completed. In addition, we reserve the right to cancel or defer the Merger even if stockholders of LIN TV vote to adopt the Merger Agreement and approve the Merger and the other conditions to the completion of the Merger are satisfied or waived. You will not have any right to vote or have any input on our board of directors’ decision to delay or cancel the Merger.

While we currently expect the Merger to take place as soon as practicable after adoption of the Merger Agreement at the special meeting, our board of directors may defer the Merger for a significant time after the meeting or may abandon the Merger because of, among other reasons, an increase in the estimated cost of the Merger, including U.S. tax costs or other costs, changes in existing or proposed tax legislation, an increase in the trading price of our class A common stock above approximately $20.00 per share (at which point we will no longer recognize a capital loss as a result of the Merger) (see ‘‘We may not realize the anticipated benefits of the Merger because. . .’’ below in this section) or a determination by our board of directors that the Merger would not be in the best interests of our stockholders.

While we will continue our operations if the Merger is not completed for any reason, our operations may be harmed in a number of ways, including the following:

•      At the time of LIN Texas’s acquisition of its 20.38% interest in SVH in 1998, we recorded a deferred tax liability on capital gains related to its equity interests in SVH that became a current tax payable upon the sale of such interests. Because the Merger is expected to have the effect of allowing us to use the capital loss in our equity in LIN Television to, in whole or in part, offset such capital gains (and the related deferred tax liability), if the Merger is not completed promptly, it would cause a short-term deferred tax liability of approximately $163 million to become payable beginning in 2013. If necessary, we would seek to fund any such current federal and state tax liabilities and any interest and penalties for late payment of taxes, through cash generated from operations, amounts available under LIN Television’s revolving credit facility, and additional borrowings. However, there can be no assurance that additional borrowings will be available on acceptable terms or at all.  Should additional borrowings be unavailable, we would defer payment of this tax liability into 2014 and incur late payment interest and penalties, and we believe that there are cost and capital expenditure  reduction initiatives it could take in 2013 and 2014 that, based on our current forecast of operating results, would allow it to generate sufficient cash flows to fund its operations, the tax liabilities associated with the JV Sale Transaction, and related interest and penalties, and to maintain compliance with the financial covenants under its debt obligations into 2014. However, there can be no assurance that we will be successful in reducing its expenditures and generating sufficient cash from operations to fund the obligation in 2014.

•      The market price of our class A common stock may decline to the extent that the market price of such stock as of the date of this proxy statement/prospectus reflects an assumption that the Merger will be completed.

•      An adverse reaction from investors and potential investors to, among other things, the Merger may reduce future debt or equity financing opportunities for LIN TV and our subsidiaries.

•      Our costs related to the Merger, including legal and accounting fees, must be paid even if the Merger is not completed.

We may not realize the anticipated benefits of the Merger because of, among other reasons, changes in tax laws or an increase in the trading price of our class A common stock prior to the effective time of the Merger.

We have presented in this Report on Form 10-Q the anticipated benefits of the Merger.  Many factors could affect the outcome of the Merger, and some or all of the anticipated benefits of the Merger may not occur. The consequence of LIN TV’s conversion of its form of organization from a corporation into a limited liability company structure in connection with the Merger will have the effect of classifying it as a partnership for federal income tax purposes. Such partnership classification will be treated as a liquidation of LIN TV for federal income tax purposes with the result that LIN TV will recognize gain or loss, as applicable, in its 100% equity interest in LIN Television (its sole asset at the time of the Merger).

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

Further, we will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to holders in a manner that reflects such holders’ beneficial ownership of partnership items, taking into account variation in ownership interests during each taxable year because of trading activity. However, it is possible that our assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS may assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Code and/or Treasury regulations and could require that items of income, gain, loss, deductions or credit, including interest deductions, be adjusted, reallocated or disallowed in a manner that adversely affects stockholders.

In addition, the amount of tax loss that we will be able to recognize as a result of the Merger is dependent on the value of our assets at the time of the Merger (i.e., our 100% equity interest in LIN Television), which value directly correlates to the trading price of shares of our class A common stock. As the trading price of our class A common stock increases, the amount of tax loss that we will be able to recognize in its ownership of the equity in LIN Television upon consummation of the Merger decreases and, if such trading price increases above a certain amount, we would not have sufficient losses available from the Merger to offset the entire capital gain recognized in the JV Sale Transaction. In that event, we would be required to use cash on hand, additional borrowings and/or some (or all) of the $273 million net operating losses existing as of December 31, 2012 to offset all or a substantial portion of any such remaining capital gain.

For example, if the trading price of our class A common stock is at or below approximately $10.30 per share at the time of the Merger, then, upon completion of the Merger, we expect to recognize a sufficient amount of capital loss to offset all of the capital gain recognized in the JV Sale Transaction. We estimate that, at a trading price for our class A common stock equal to approximately $11.85 per share, the capital loss recognized in the Merger plus all of our existing net operating losses would offset all of the capital gain recognized in the JV Sale Transaction. At trading prices for our class A common stock above approximately $11.85 per share, we estimate that the capital gain recognized in the JV Sale Transaction would exceed the capital loss resulting from the Merger plus all of our existing net operating losses. Therefore, at trading prices for our class A stock above approximately $11.85, we estimate that cash on hand and perhaps additional borrowings would be needed to pay a portion of the tax liability recognized in the JV Sale Transaction. The approximate per share prices described above and elsewhere in this Report on Form 10-Q are based on the number of outstanding shares of our class A common stock as of April 26, 2013 and have been updated since our Current Report on Form 8-K filed with the SEC on February 13, 2013.

In addition, it is possible that, if the trading price of our class A common stock significantly increases to a price greater than approximately $20.00 per share, we would not be able to recognize a capital loss as a result of the Merger to use to offset against the capital gain recognized in the JV Sale Transaction. Furthermore, at the time of the Merger, if our class A common stock was trading at a price greater than approximately $20.00 per share, it is probable that our board of directors would not consummate the Merger because we would not be able to recognize a capital loss and, as a result, we would be required to pay any resulting tax liabilities from the JV Sale Transaction with cash on hand and available borrowings (which may be insufficient).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits —

2.1

Transaction Agreement, dated as of February 12, 2013, by and among LIN TV, LIN Television, LIN Texas, NBC Telemundo License LLC, NBCU New LLC I, NBCU New LLC II, GE, GECC, National Broadcast Holding, Inc. Comcast Corporation, Lone Star SPV, LLC and Station Venture filed as Exhibit 2.1 to our Current Report on Form 8-K (filed as of February 15, 2013 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

2.2

Agreement and Plan of Merger, dated as of February 12, 2013, by and between LIN TV and LIN LLC filed as Exhibit 2.2 to our Current Report on Form 8-K (filed as of February 15, 2013 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

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

10.1

Incremental Term Loan Activation Notice Tranche B-2 Term Facility, dated as of February 12, 2013, by and between LIN Television and Deutsche Bank Trust Company Americas filed as Exhibit 10.1 to our Current Report on Form 8-K (filed as of February 15, 2013 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

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

LIN TV CORP.
LIN TELEVISION CORPORATION

Dated:	May 10, 2013
By:	/s/ Richard J. Schmaeling
Richard J. Schmaeling
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Dated:	May 10, 2013
By:	/s/ Nicholas N. Mohamed
Nicholas N. Mohamed
Vice President Controller
(Principal Accounting Officer)

LIN Television Corporation

Consolidated Balance Sheets

(unaudited)

	March 31, 2013	December 31, 2012
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,500	$46,307
Accounts receivable, less allowance for doubtful accounts (2013 - $3,243; 2012 - $3,599)	115,130	126,150
Deferred income tax assets	4,468	—
Other current assets	6,846	7,699
Total current assets	149,944	180,156
Property and equipment, net	239,039	243,595
Deferred financing costs	18,896	19,135
Goodwill	189,138	189,138
Broadcast licenses, net	536,515	536,515
Other intangible assets, net	54,483	59,686
Other assets	13,364	13,189
Total assets (a)	$1,201,379	$1,241,414

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$11,279	$10,756
Accounts payable	9,431	18,955
Income taxes payable	163,142	766
Accrued expenses	58,121	153,246
Deferred income tax liabilities	—	168,219
Program obligations	9,679	10,770
Total current liabilities	251,652	362,712
Long-term debt, excluding current portion	941,214	879,471
Deferred income tax liabilities	49,380	40,556
Program obligations	4,021	4,281
Other liabilities	41,753	42,716
Total liabilities (a)	1,288,020	1,329,736

Commitments and Contingencies (Note 11)

Redeemable noncontrolling interest	3,099	3,242

LIN Television Corp. stockholder’s deficit:
Common stock, $0.01 par value, 1,000 shares	—	—
Investment in parent company’s stock, at cost	(21,984)	(21,984)
Additional paid-in capital	1,132,660	1,130,239
Accumulated deficit	(1,165,291)	(1,164,435)
Accumulated other comprehensive loss	(35,125)	(35,384)
Total stockholder’s deficit	(89,740)	(91,564)
Total liabilities, redeemable noncontrolling interest and stockholder’s deficit	$1,201,379	$1,241,414

The accompanying notes are an integral part of the unaudited consolidated financial statements.

(a)         Our consolidated assets as of March 31, 2013 and December 31, 2012 include total assets of $61,108 and $60,380, respectively, of variable interest entities (“VIEs”) that can only be used to settle the obligations of the VIEs. These assets include broadcast licenses and other intangible assets of $46,077 and $46,604 and program rights of $3,362 and $2,060 as of March 31, 2013 and December 31, 2012, respectively. Our consolidated liabilities as of March 31, 2013 and December 31, 2012 include $5,624 and $5,440, respectively, of total liabilities of the VIEs for which the VIEs’ creditors have no recourse to the Company, including $3,973 and $1,967, respectively, of program obligations.  See further description in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies.”

LIN Television Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2013	2012

Net revenues	$140,992	$103,200

Operating expenses:
Direct operating	54,568	35,157
Selling, general and administrative	37,298	28,383
Amortization of program rights	7,785	5,219
Corporate	10,271	6,746
Depreciation	11,638	6,759
Amortization of intangible assets	5,429	477
Restructuring	2,132	—
Loss (gain) from asset dispositions	95	(1)
Operating income	11,776	20,460
Other expense:
Interest expense, net	13,871	10,370
Share of loss in equity investments	—	91
Loss on extinguishment of debt	—	2,099
Other income, net	(24)	(13)
Total other expense, net	13,847	12,547
(Loss) income before provision for income taxes	(2,071)	7,913
(Benefit from) provision for income taxes	(1,051)	2,798
(Loss) income from continuing operations	(1,020)	5,115
Discontinued operations:
Loss from discontinued operations, net of a loss from the sale of discontinued operations of $372 and a benefit from income taxes of $659 for the three months ended March 31, 2012.	—	(1,231)
Net (loss) income	(1,020)	3,884
Net loss attributable to noncontrolling interests	(164)	(382)
Net (loss) income attributable to LIN TV Corp.	$(856)	$4,266

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2013	2012

Net (loss) income	$(1,020)	$3,884
Amortization of pension net losses, reclassified, net of tax of $169 and $170 for the three months ended March 31, 2013 and 2012, respectively	259	261
Comprehensive (loss) income	(761)	4,145
Comprehensive loss attributable to noncontrolling interest	(164)	(382)
Comprehensive (loss) income attributable to LIN TV Corp.	$(597)	$4,527

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statement of Stockholder’s Deficit

(unaudited)

(in thousands, except share data)

			Investment in Parent Company’s	Additional		Accumulated Other	Total
	Common Stock		Common	Paid-In	Accumulated	Comprehensive	Stockholder’s
	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2012	1,000	$—	$(21,984)	$1,130,239	$(1,164,435)	$(35,384)	$(91,564)
Pension net gain, net of tax of $169	—	—	—	—	—	259	259
Stock-based compensation	—	—	—	2,421	—	—	2,421
Purchase of LIN TV Corp. class A common stock	—	—	—	—	—	—	—
Net loss	—	—	—	—	(856)	—	(856)
Balance as of March 31, 2013	1,000	$—	$(21,984)	$1,132,660	$(1,165,291)	$(35,125)	$(89,740)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statement of Stockholder’s Deficit

(unaudited)

(in thousands, except share data)

			Investment in Parent Company’s	Additional		Accumulated Other	Total
	Common Stock		Common	Paid-In	Accumulated	Comprehensive	Stockholder’s
	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2011	1,000	$—	$(10,598)	$1,122,133	$(1,157,390)	$(38,777)	$(84,632)
Pension net gain, net of tax of $170	—	—	—	—	—	261	261
Stock-based compensation	—	—	—	1,721	—	—	1,721
Issuance of LIN TV Corp. class A common stock	—	—	(629)	—	—	—	(629)
Net income	—	—	—	—	4,266	—	4,266
Balance as of March 31, 2012	1,000	$—	$(11,227)	$1,123,854	$(1,153,124)	$(38,516)	$(79,013)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(1,020)	$3,884
Loss from discontinued operations	—	1,231
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	11,638	6,759
Amortization of intangible assets	5,429	477
Amortization of financing costs and note discounts	896	561
Amortization of program rights	7,785	5,219
Cash payments for programming	(7,707)	(5,572)
Loss on extinguishment of debt	—	871
Share of loss in equity investments	—	91
Deferred income taxes, net	(1,237)	2,606
Stock-based compensation	1,941	1,548
Loss (gain) from asset dispositions	95	(1)
Other, net	428	436
Changes in operating assets and liabilities:
Accounts receivable	11,020	5,882
Other assets	(710)	(1,250)
Accounts payable	(9,524)	(4,218)
Accrued interest expense	4,020	1,798
Other liabilities and accrued expenses	(1,222)	(2,665)
Net cash provided by operating activities, continuing operations	21,832	17,657
Net cash used in operating activities, discontinued operations	—	(1,140)
Net cash provided by operating activities	21,832	16,517

INVESTING ACTIVITIES:
Capital expenditures	(6,798)	(5,450)
Change in restricted cash	—	255,159
Proceeds from the sale of assets	13	—
Shortfall loans to joint venture with NBCUniversal	—	(595)
Capital contribution to joint venture with NBCUniversal	(100,000)	—
Net cash (used in) provided by investing activities, continuing operations	(106,785)	249,114
Net cash provided by investing activities, discontinued operations	—	6,314
Net cash (used in) provided by investing activities	(106,785)	255,428

FINANCING ACTIVITIES:
Net proceeds from exercises of employee and director stock-based compensation	501	173
Proceeds from borrowings on long-term debt	85,000	—
Principal payments on long-term debt	(22,840)	(276,695)
Payment of long-term debt issue costs	(515)	(199)
Treasury stock purchased	—	(629)
Net cash provided by (used in) financing activities	62,146	(277,350)

Net decrease in cash and cash equivalents	(22,807)	(5,405)
Cash and cash equivalents at the beginning of the period	46,307	18,057
Cash and cash equivalents at the end of the period	$23,500	$12,652

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

LIN TV has no independent assets or operations and guarantees all of our debt. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee our Senior Secured Credit Facility, 8 3/8% Senior Notes due 2018 (the “8 3/8% Senior Notes”) and 6 3/8% Senior Notes due 2021 (the “6 3/8% Senior Notes”) on a joint-and-several basis, subject to customary release provisions.

Our consolidated financial statements reflect the operations of WWHO-TV in Columbus, OH and WUPW-TV in Toledo, OH as discontinued for all periods presented. See Note 3—“Discontinued Operations” for further discussion of our discontinued operations.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to state fairly our financial position, results of operations and cash flows for the periods presented.  The interim results of operations are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements include the accounts of our Company, our wholly-owned and majority-owned and controlled subsidiaries, and VIEs for which we are the primary beneficiary. We review all local marketing agreements (“LMAs”), shared services agreements (“SSAs”) or joint sales agreements (“JSAs”), to evaluate whether consolidation of entities party to such arrangements is required. All intercompany accounts and transactions have been eliminated. We conduct our business through our subsidiaries and have no operations or assets other than our investment in our subsidiaries and equity-method investments. We operate in one reportable segment.

Joint Venture Sale Transaction

On February 12, 2013, we, along with LIN TV and our wholly-owned subsidiary, LIN Television of Texas, L.P., a Delaware limited partnership (“LIN Texas”) entered into and closed a transaction agreement (the “Transaction Agreement”) with NBC Telemundo License LLC, a Delaware limited liability company (“NBC”), NBCU New LLC I, a Delaware limited liability company, NBCU New LLC II, a Delaware limited liability company, General Electric Company, a New York corporation (“GE”), General Electric Capital Corporation, a Delaware corporation (“GECC” and together with GE, the “GE Parties”), National Broadcasting Company Holding, Inc., a Delaware corporation, Comcast Corporation, a Pennsylvania corporation (“Comcast”), NBCUniversal Media, LLC, a Delaware limited liability company (“NBCUniversal”), Lone Star SPV, LLC, a Delaware limited liability company and Station Venture Holdings, LLC, a Delaware limited liability company (“SVH”).  SVH held a 99.75% interest in Station Venture Operations, LP (“SVO”), which is the operating company that managed KXAS-TV and KNSD-TV, the television stations that comprised the joint venture. The Transaction Agreement effected a series of transactions related to the ownership and sale of LIN Texas’s 20.38% equity interest in SVH, a joint venture in which NBC, an affiliate of NBCUniversal, held the remaining 79.62% equity interest (collectively, the “JV Sale Transaction”).

SVH was a limited partner in a business that operated an NBC affiliate in Dallas and an NBC affiliate in San Diego pursuant to a management agreement. At the time of LIN Texas’s acquisition of its interest in SVH in 1998, GECC provided secured debt financing to SVH in the form of a $815.5 million non-amortizing senior secured note due 2023 to GECC (the “GECC Note”), and, in connection with SVH’s assumption of the GECC Note, LIN TV guaranteed the payment of the full amount of principal and interest on the GECC Note (the “GECC Guarantee”).

In addition, during 2009, 2010, 2011 and 2012, we entered into agreements with SVH, the GE Parties and NBCUniversal pursuant to which LIN Television, the GE Parties and NBCUniversal caused to be provided to SVH certain unsecured shortfall funding loans (the “Shortfall Funding Loans”) on the basis of each party’s percentage of equity interest in SVH in order to fund interest payments on the GECC Note.

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

We accrued for and expensed the $100 million capital contribution to SVH to secure the release of the GECC Guarantee and recorded the related tax effects in our consolidated financial statements as of December 31, 2012 because it represented a probable and estimable obligation of the Company.  In February 2013, we entered into a $60 million incremental term loan facility and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million payment. As a result of the JV Sale Transaction, after utilizing all of our available Federal net operating loss (“NOL”) carryforwards to offset the taxable gain recognized in such transaction, we have an approximate $163 million income tax payable remaining as of March 31, 2013. The Company’s plans with regard to the $163 million tax liability are described below.

Concurrent with the closing of the JV Sale Transaction, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LIN Media LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of LIN TV (“LIN LLC”). Pursuant to the Merger Agreement, LIN TV will be merged with and into LIN LLC with LIN LLC continuing as the surviving entity (the “Merger”).  The Merger, which is subject to shareholder approval (among other closing conditions), is expected to enable LIN LLC to be classified as a partnership for federal income tax purposes, and such change in classification would be treated as a liquidation of LIN TV for federal income tax purposes with the result that LIN TV would recognize a gain or loss, as applicable, in its 100% equity interest in LIN Television.

In the event that LIN TV does not complete the Merger for any reason, or if the Merger does not generate a capital loss sufficient to offset fully the capital gain from the JV Sale Transaction, due to LIN TV’s stock price at the time of the Merger, LIN TV could incur cash income taxes of up to $163 million related to the JV Sale Transaction, payable beginning in the second half of 2013.  If necessary, we would seek to fund the current federal and state tax liabilities, and any interest and penalties for late payment of taxes, through cash generated from operations, amounts available under our revolving credit facility, and additional borrowings.  There can be no assurance that additional borrowings will be available on acceptable terms or at all.  Should additional borrowings be unavailable, we may defer payment of such tax liabilities into 2014 and incur late payment interest and penalties.  However, we believe that there may be cost and capital expenditure reduction initiatives available in 2013 and 2014 that, based on our current forecast of operating results, would allow us to generate sufficient cash flows to fund our operations, pay the tax liability and related penalties described above in 2014, and maintain compliance with the financial covenants under our debt obligations into 2014.

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

We have a JSA and an SSA with WBDT Television, LLC (“WBDT”), a third party licensee, for WBDT-TV in the Dayton, OH market. We also have JSAs and SSAs with affiliates of Vaughan Acquisition LLC (“Vaughan”), a third party licensee, for WTGS-TV in the Savannah, GA market, WYTV-TV in the Youngstown, OH market and KTKA-TV in the Topeka, KS market and SSAs with KASY-TV Licensee, LLC (“KASY”), a third-party licensee, for KWBQ-TV in the Santa Fe, NM market, KRWB-TV in the Roswell, NM market and KASY-TV in the Albuquerque, NM market. Under these agreements, we provide administrative services to these stations, have an obligation to reimburse certain of the station expenses, and we are compensated through a performance-based fee structure that provides us the benefit of certain returns from the operation of these stations.

We determined that WBDT, Vaughan and KASY are VIEs and as a result of the JSAs and/or SSAs, we have variable interests in these entities. We are the primary beneficiary of these entities, and therefore, we consolidate these entities within our consolidated financial statements.

The carrying amounts and classifications of the assets and liabilities of the variable interest entities described above, which have been included in our consolidating balance sheets as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$401	$418
Accounts receivable, net	8,096	6,021
Other assets	1,719	2,092
Total current assets	10,216	8,531
Property and equipment, net	2,998	3,190
Broadcast licenses and other intangible assets, net	46,077	46,604
Other assets	1,817	2,055
Total assets	$61,108	$60,380

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,451	$1,451
Accounts payable	806	—
Accrued expenses	845	425
Program obligations	2,244	2,185
Total current liabilities	5,346	4,061
Long-term debt, excluding current portion	3,587	3,950
Program obligations	1,729	1,967
Other liabilities	50,446	50,402
Total liabilities	$61,108	$60,380

The assets of our consolidated VIEs can only be used to settle the obligations of the VIEs, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other liabilities of $50.4 million as of March 31, 2013 and December 31, 2012, respectively, serve to reduce the carrying value of the entities, and are eliminated in our consolidated financial statements. This reflects the fact that as of March 31, 2013 and December 31, 2012, we have an option that it may exercise if the Federal Communications Commission (“FCC”) attribution rules change. The option would allow us to acquire the assets or member’s interest of the VIE entities for a nominal exercise price, which is significantly less than the carrying value of their tangible and intangible net assets.

Redeemable Noncontrolling Interest

The following table presents the activity of the redeemable noncontrolling interest included in our consolidated balance sheets related to Nami Media, Inc. (“Nami Media”), which represents a third party’s proportionate share of the interest (in thousands):

Redeemable Noncontrolling Interest
Balance as of December 31, 2012	$3,242
Net loss	(164)
Stock-based compensation	21
Balance as of March 31, 2013	$3,099

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification 220, “Comprehensive Income.” The amendments require an entity to disclose the impact of amounts reclassified out of accumulated other comprehensive income and into net income, by the respective line items of net income, if the amounts reclassified are reclassified to net income in their entirety in the same reporting period. The disclosure is required either on the face of the statement where net income is presented or in the notes. For amounts that are not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We prospectively adopted this guidance effective January 1, 2013 and it did not have a material impact on our financial statements.

In July 2012, there were revisions to the accounting standard for impairment tests of indefinite-lived intangible assets other than goodwill. Under the revised standard a company can first perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. A company can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets, and can also bypass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible in any period. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted during 2012 if a company has not yet performed its 2012 annual impairment test or issued its financial statements. We adopted this guidance effective January 1, 2013 and do not expect it to have a material impact on our impairment tests of indefinite-lived intangible assets.

Note 2 — Acquisitions

Dedicated Media, Inc.

On April 9, 2013, we acquired a 60% interest (calculated on a fully diluted basis) in Dedicated Media, Inc. (“Dedicated Media”) a multi-channel advertisement buying and optimization company.  Dedicated Media is headquartered in Los Angeles, CA and employs new technologies to create, plan and execute digital marketing campaigns on behalf of its clients.  Total cash consideration for this acquisition was $5.8 million, which was funded from cash on hand at the time of the acquisition.

Under the terms of our agreement with Dedicated Media, we agreed to purchase the remaining outstanding shares of Dedicated Media by no later than February 15, 2015 if Dedicated Media achieves both (i) a target earnings before interest, taxes, depreciation and amortization (“EBITDA”) and (ii) a target gross profit in 2014, as outlined in the purchase agreement.  The purchase price of these shares is based on multiples of Dedicated Media’s 2014 EBITDA and gross profit.  Our maximum potential obligation under the purchase agreement is $26 million.  If Dedicated Media does not meet the target EBITDA or target gross profit in 2014, we have the option to purchase the remaining outstanding shares using the same purchase price multiple.

HYFN, Inc.

On April 4, 2013, we acquired a 50.1% interest (calculated on a fully diluted basis) in HYFN, Inc. (“HYFN”), a full service digital agency specializing in the planning, development, deployment and support for web sites, mobile sites, interactive banners, games and various applications for multiple devices.  Total cash consideration for this acquisition was $6.5 million, which was funded from cash on hand at the time of the acquisition.

Under the terms of our agreement with HYFN, we agreed to purchase the remaining outstanding shares of HYFN by no later than February 15, 2016 if HYFN achieves both (i) a target EBITDA and (ii) target net revenues in 2015, as outlined in the purchase agreement.  The purchase price of these shares is based on multiples of HYFN’s 2015 net revenue and EBITDA.  Our maximum potential obligation under the purchase agreement is approximately $62.4 million.  If HYFN does not meet the target EBITDA or target net revenues in 2015, we have the option to purchase the remaining outstanding shares using the same purchase price multiple.

We are in the process of making preliminary estimates of the fair value of the assets acquired and liabilities assumed of Dedicated Media and HYFN, utilizing information available at the time of this report and these estimates are subject to refinement until all pertinent information has been obtained. We expect to complete the process of finalizing the purchase accounting and final estimates of fair value of assets and liabilities during the twelve months following the acquisitions.

New Vision Television, LLC

On October 12, 2012, we completed our acquisition of television stations in eight markets that were previously owned by affiliates of New Vision Television, LLC (“New Vision”) for $334.9 million, subject to certain post-closing adjustments, and including the assumption of $14.3 million of finance lease obligations.  Concurrent with the acquisition, Vaughan, a third-party licensee, completed its acquisition of separately owned television stations (the “Vaughan Acquired Stations”) in three markets for $4.6 million from PBC Broadcasting, LLC (“PBC”).

We also agreed to provide certain services to the Vaughan Acquired Stations pursuant to JSAs and SSAs with Vaughan.  Under the JSAs and SSAs with Vaughan, we provide administrative and technical services, supporting the business and operation of the Vaughan Acquired Stations in exchange for commissions and fees that provide us the benefit of certain returns from the business of the Vaughan Acquired Stations.

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

ACME Television, LLC

On December 10, 2012, we acquired certain assets of the ACME Television, LLC (“ACME”) television stations KWBQ-TV, KRWB-TV and KASY-TV (collectively the “ACME Acquired Stations”), each of which serves the Albuquerque-Santa Fe, NM market. KASY, an unrelated third party, acquired the remaining assets of the ACME Acquired Stations, including the FCC license. The aggregate purchase price for the ACME Acquired Stations was $19 million, of which we paid approximately $17.3 million and KASY paid approximately $1.7 million.

We also agreed to provide certain services to the ACME Acquired Stations pursuant to SSAs with KASY.  Under the SSAs with KASY, we provide administrative and technical services, supporting the business and operation of the ACME Acquired Stations in exchange for commissions and fees that provide us the benefit of certain returns from the business of the ACME Acquired Stations.

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

Goodwill of $62.5 million and $4.5 million is the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired, and primarily represents the benefits of synergies and economies of scale we expect to realize from the acquisitions of the television stations from New Vision and ACME, respectively.  All of the goodwill is deductible for tax purposes.

Net revenues and operating loss of the television stations acquired during 2012 included in our consolidated statements of operations for the three months ended March 31, 2013 were $33.6 million and $0.9 million, respectively.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations for the three months ended March 31, 2012, assuming that the above acquisitions of NVT and ACME, along with transactions necessary to finance the acquisitions, occurred on January 1, 2011 (in thousands):

Three Months Ended March 31,
2012
Net revenue	$135,956
Net (loss) income	(93)
Basic (loss) income per common share attributable to LIN TV Corp.	$(0.00)
Diluted (loss) income per common share attributable to LIN TV Corp.	$(0.00)

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

Nami Media, Inc.

On November 22, 2011, we acquired a 57.6% interest (a 50.1% interest calculated on a fully diluted basis) in Nami Media, a digital advertising management and technology company based in Los Angeles, CA. Under the terms of our agreement with Nami Media, we agreed to purchase the remaining outstanding shares of Nami Media in 2014 if Nami Media achieves a target EBITDA in 2013 as outlined in the purchase agreement. The purchase price of these shares is based on multiples of Nami Media’s 2013 net revenues and EBITDA. Our maximum potential obligation under the purchase agreement is $37.4 million. Additionally, if Nami Media does not meet the target EBITDA in 2013, we have the option to purchase the remaining outstanding shares using the same purchase price multiple. Our obligation to purchase the noncontrolling interest holders’ shares is essentially outside of our control, because it is based on the achievement of target EBITDA in 2013. Therefore, the noncontrolling interest related to Nami Media as of March 31, 2013 and December 31, 2012 has been reported as redeemable noncontrolling interest and classified as temporary equity on our consolidated balance sheets. As of the acquisition date, the fair value of the noncontrolling interest was $3.5 million, and was measured based on the purchase price for our 57.6% ownership interest and the net assets acquired as of the acquisition date. As of March 31, 2013, we believe that the fair value of the mandatory purchase obligations is zero and as a result, have not reflected this obligation in our consolidated financial statements.

In 2014, if we do not purchase the remaining outstanding shares of Nami Media by the date set forth in the respective purchase agreements, the noncontrolling interest holders have the right to purchase our interest in Nami Media. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the 2013 EBITDA target is not met and we do not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to these options are included in our consolidated financial statements as of March 31, 2013 and December 31, 2012.

LIN Digital (formerly RMM)

On October 2, 2009, we acquired Red McCombs Media, LP (“RMM”), an online advertising and media services company based in Austin, TX., which was rebranded as “LIN Digital” in the first quarter of 2013.   In connection with the acquisition, we entered into an incentive compensation arrangement with certain key members of management. The arrangement provided payments to those employees based on a computation of EBITDA generated by LIN Digital during 2012.  As of March 31, 2013, we recognized a current liability of $8.9 million related to this incentive compensation arrangement and plan to pay this amount during the second quarter of 2013.

Note 3 — Discontinued Operations

WWHO-TV

On February 16, 2012, we completed the sale of substantially all of the assets of WWHO-TV, our CW affiliate serving Columbus, OH, to Manhan Media, Inc.  During the three months ended March 31, 2012, we recorded a loss on the sale of WWHO-TV of $0.4 million ($0.3 million, net of tax).

WUPW-TV

On April 21, 2012, we completed the sale of substantially all of the assets of WUPW-TV to WUPW, LLC.

The following presents summarized information for the discontinued operations (in thousands):

	Three Months Ended March 31,
	2013			2012
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total

Net revenues	$—	$—	$—	$486	$1,775	$2,261
Operating loss	—	—	—	(409)	(1,109)	(1,518)
Net loss	—	—	—	(562)	(669)	(1,231)

Note 4 —Investments

Joint Venture with NBCUniversal

As of December 31, 2012, we held a 20.38% interest in SVH, a joint venture with NBCUniversal, and accounted for our interest using the equity method as we did not have a controlling interest. SVH holds a 99.75% interest in SVO, which is the operating company that managed KXAS-TV and KNSD-TV, the television stations that comprised the joint venture.

As further described in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies” and Note 11 — “Commitments and Contingencies,” on February 12, 2013, LIN TV, LIN Television, and LIN Texas entered into, and simultaneously closed the transactions contemplated by the Transaction Agreement among subsidiaries of NBCUniversal, Comcast, the GE Parties, and SVH.

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

Note 5 — Intangible Assets

The following table summarizes the carrying amounts of intangible assets (in thousands):

	March 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$189,138	$—	$189,138	$—
Broadcast licenses	536,515	—	536,515	—
Intangible assets subject to amortization (1)	76,003	(21,520)	75,758	(16,072)
Total	$801,656	$(21,520)	$801,411	$(16,072)

(1)                      Intangible assets subject to amortization are amortized on a straight line basis and primarily include network affiliations, acquired customer relationships, completed technology, brand names, non-compete agreements, internal-use software, favorable operating leases, and retransmission consent agreements.

There were no events during the three months ended March 31, 2013 and March 31, 2012 that warranted an interim impairment test of our indefinite-lived intangible assets, including goodwill.

Note 6 — Debt

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Senior Secured Credit Facility:
Revolving credit loans	$5,000	$—
$125,000 Term loans, net of discount of $413 and $435 as of March 31, 2013 and December 31, 2012, respectively	123,025	124,565
$316,600 and $257,400 Incremental term loans, net of discount of $1,936 and $2,020 as of March 31, 2013 and December 31, 2012, respectively	314,664	255,380
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	290,000
Capital lease obligations	14,767	14,881
Other debt	5,037	5,401
Total debt	952,493	890,227
Less current portion	11,279	10,756
Total long-term debt	$941,214	$879,471

During the three months ended March 31, 2013, we paid $2.4 million of principal on the term loans and incremental term loans related to mandatory quarterly payments under our senior secured credit facility.

In February 2013, pursuant to our existing credit agreement, we issued $60 million of new debt in the form of a tranche B-2 incremental term facility (the “Incremental Facility”).  The Incremental Facility is a five-year, term loan facility and is subject to the terms of our existing credit agreement, dated as of October 26, 2011, as amended on December 24, 2012, by and among LIN Television, JP Morgan Chase Bank as Administrative Agent and the banks and other financial institutions party thereto (the “Credit Agreement”).  The proceeds of the Incremental Facility, as well as cash on hand and cash from revolving borrowings under the Credit Agreement, were used to fund the $100 million transferred to SVH by LIN Television pursuant to the JV Sale Transaction.

During the three months ended March 31, 2012, we recorded a loss on extinguishment of debt of $2.1 million to our consolidated statement of operations, consisting of a write-down of deferred financing fees and unamortized discount related to the redemption of our 6 ½% Senior Subordinated Notes and our 6 ½% Senior Subordinated Notes — Class B (“6 ½% Senior Subordinated Notes”).

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues (Level 2 inputs of the three-level fair value hierarchy).  The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	March 31,	December 31,
	2013	2012
Carrying amount	$937,727	$875,346
Fair value	977,954	910,500

Note 7 — Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis.  The following table summarizes the financial assets measured at fair value in the accompanying financial statements using the three-level fair value hierarchy as of March 31, 2013 and December 31, 2012 (in thousands):

	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 2)	(Level 3)	Total
March 31, 2013:
Assets:
Deferred compensation related investments	$650	$2,832	$3,482

December 31, 2012:
Assets:
Deferred compensation related investments	$619	$2,461	$3,080

For level two investments, the fair value of our investments is based upon the fair value of the investments selected by employees.  For level three investments, the fair value of our deferred compensation related investments is based on the cash surrender values of life insurance policies underlying our supplemental income deferral plan.

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension cost and the contributions to our 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended March 31,
	2013	2012
Net periodic pension cost:
Interest cost	$1,314	$1,364
Expected return on plan assets	(1,670)	(1,549)
Amortization of net loss	428	431
Net periodic cost:	$72	$246
Contributions:
401(k) Plan	$1,332	$1,078
Defined contribution retirement plans	49	137
Defined benefit retirement plans	1,297	825
Total contributions	$2,678	$2,040

See Note 11 — “Retirement Plans” in Item 15 of our 10-K for the year ended December 31, 2012 for a full description of our retirement plans.

Note 9 — Restructuring

During the three months ended March 31, 2013, we recorded a restructuring charge of $2.1 million, for severance and related costs as a result of the integration of the television stations acquired during 2012.   During the three months ended March 31, 2013, we made cash payments of $0.6 million related to these restructuring actions.  We expect to make cash payments of approximately $1.5 million during the remainder of 2013 related to these restructuring activities.

Also, during the year ended December 31, 2012, we recorded a restructuring charge of $2.4 million as a result of the consolidation of certain activities at our stations. During the three months ended March 31, 2013, we made cash payments of $0.8 million related to these restructuring actions.  We do not expect to make significant cash payments during the remainder of the year with respect to such transactions, as the majority of the restructuring activities are complete as of the date of this report.

The activities for these restructuring actions are as follows (in thousands):

Severance and Related
Balance as of December 31, 2012	$717
Charges	2,132
Payments	(1,358)
Balance as of March 31, 2013	$1,491

Note 10 — Income Taxes

We recorded a benefit from income taxes of $1.1 million for the three months ended March 31, 2013 compared to a provision for income taxes of $2.8 million for the three months ended March 31, 2012.  The benefit from income taxes was primarily a result of our $2.1 million pre-tax loss from continuing operations for the three months ended March 31, 2013.  Our effective income tax rate was 50.7% and 35.4% for the three months ended March 31, 2013 and 2012, respectively.  The increase in the effective income tax rate was primarily a result of an increase in the proportionate share of income from zero-rate VIEs that are excluded from the effective tax rate computation.  We expect the effective income tax rate to range between 38% and 40% throughout the remainder of 2013.

As a result of the JV Sale Transaction, we recognized $27.5 million and $0.9 million of incremental short-term deferred federal and state tax liabilities, respectively, in excess of those which were previously established. The financial impact of the JV Sale Transaction and corresponding tax expense of $28.4 million was reflected in our consolidated financial statements for the year ended December 31, 2012.  During the three months ended March 31, 2013, approximately $163 million of short term deferred liabilities were reclassified to income taxes payable upon the consummation of the JV Sale Transaction.  For further discussion regarding the JV Sale Transaction, see Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies” and Note 11 — “Commitments and Contingencies.”

Note 11 — Commitments and Contingencies

We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2036. In addition, we have entered into commitments for future syndicated entertainment and sports programming. Future payments for these non-cancelable operating leases and agreements, and future payments associated with syndicated television programs as of March 31, 2013 are as follows (in thousands):

Commitments

Year	Operating Leases and Agreements	Syndicated Television Programming	Total
2013	$36,222	$29,742	$65,964
2014	35,031	19,005	54,036
2015	28,026	5,674	33,700
2016	13,155	2,244	15,399
2017	11,407	588	11,995
Thereafter	10,315	328	10,643
Total obligations	134,156	57,581	191,737
Less recorded contracts	—	(15,383)	(15,383)
Future contracts	$134,156	$42,198	$176,354

Contingencies

GECC Guarantee and the Merger

GECC provided secured debt financing for the joint venture between NBCUniversal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 1, 2013 and 9% per annum thereafter. The GECC Note was an obligation of the joint venture. As of December 31, 2012, we had a 20.38% equity interest in the joint venture and NBCUniversal had the remaining 79.62% equity interest, in which we and NBCUniversal each had a 50% voting interest. NBCUniversal operated two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement. LIN TV had previously guaranteed the payment of principal and interest on the GECC Note.

On February 12, 2013, we, along with our wholly-owned subsidiary, LIN Texas, entered into, and simultaneously closed the transactions contemplated by the Transaction Agreement with subsidiaries of NBCUniversal, the GE Parties, Comcast, and SVH. The Transaction Agreement effected a series of transactions whereby in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations relating to the shortfall funding agreements.  Further, LIN Texas sold its 20.38% equity interest in SVH to affiliates of NBCUniversal, and the LIN parties transferred their rights to receivables related to the Shortfall Funding Loans for $1.00. The Transaction Agreement contains certain indemnifications and obligations with respect to representations and warranties; however, we do not anticipate that such obligations will result in any material liability to the Company.

We accrued for and expensed the $100 million capital contribution to SVH to secure the release of the guarantee and recorded the related tax effects in our consolidated financial statements as of December 31, 2012 because it represented a probable and estimable obligation of the Company.  In February 2013, we entered into a $60 million Incremental Facility and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million payment. As a result of the JV Sale Transaction, after utilizing all of our available Federal net operating loss (“NOL”) carryforwards to offset the taxable gain recognized in such transaction, we have an approximate $163 million income tax payable remaining as of March 31, 2013. The Company’s plans with regard to the $163 million tax liability are described below.

On February 12, 2013, we also announced that we entered into the Merger Agreement with LIN LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of LIN TV. Pursuant to the Merger Agreement, and subsequent to the required shareholder approval, LIN TV will be merged with and into LIN LLC with LIN LLC continuing as the surviving entity. The Merger is expected to enable LIN TV to be classified as a partnership for federal income tax purposes and such change in classification would be treated as a liquidation of LIN TV for federal income tax purposes with the result that LIN TV would recognize gain or loss, as applicable, in its 100% equity interest in LIN Television.

As a result of the Merger, LIN TV is expected to realize a capital loss between our tax basis in the stock of LIN Television and the fair market value of this stock at the closing of the Merger.

Although we believe it is probable that we will receive the required shareholder approvals to complete the Merger, if we are unable to complete the Merger before the associated federal and state income tax liabilities become due, or if the Merger does not generate sufficient capital losses to offset fully the capital gains from the JV Sale Transaction, due to the trading price of LIN TV’s class A common stock at the time of the Merger, LIN TV could incur cash income taxes of $163 million related to the JV Sale Transaction, payable beginning in 2013. For further discussion, see Note 1—“Basis of Presentation and Summary of Significant Accounting Policies.”

See additional information on the risks associated with the Merger in Part I. Item 1A. “Risk Factors” in our Annual Report on Form10-K for the year ended December 31, 2012.

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

Note 12 — Related Party

We have a non-controlling investment in an interactive service provider that hosts our web sites. During the three months ended March 31, 2013 and 2012, we incurred charges from the provider of $0.9 million and made cash payments to the provider of $0.8 million and $0.5 million, respectively, for web hosting services and web site development and customization.

Note 13 — Subsequent Events

On May 2, 2013, LIN LLC filed a Registration Statement on Form S-4 with the SEC with respect to the LIN LLC class A common shares that will be issued in the Merger.  The Registration Statement was subsequently amended on May 8, 2013 and also includes a proxy statement to be used by LIN TV in order to solicit proxies from its stockholders for the approval of the Merger at a special meeting of stockholders. For further information on the Merger, see Note 1 “Basis of Presentation and Summary of Significant Accounting Policies.”

On April 9, 2013, we acquired a 60% interest (calculated on a fully diluted basis) in Dedicated Media, a multi-channel advertisement buying and optimization business.  Dedicated Media is headquartered in Los Angeles, CA and employs new technologies to create, plan and execute digital marketing campaigns on behalf of its clients.

On April 4, 2013, we acquired a 50.1% interest (calculated on a fully diluted basis) in HYFN, a full service digital advertising agency that develops and implements mobile, social and web experiences.

For further information on these acquisitions, see Note 2 — “Acquisitions.”