Form 10-K
period 2013-12-31
LIN TELEVISION CORP
filed 2014-03-05
CIK 931058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
LIN Media LLC
(Exact name of registrant as specified in its charter)
Commission File Number: 001-36032
LIN Television Corporation
(Exact name of registrant as specified in its charter)
Commission File Number: 000-25206

Delaware	Delaware
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)
05-0501252	13-3581627
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)
701 Brazos Street, Suite 800, Austin, Texas 78701
(Address of principal executive offices)
(512) 380-4400
(Registrant's telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Class A common shares	New York Stock Exchange
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

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the last reported sale price of the registrant's class A common shares on June 30, 2013 on the New York Stock Exchange) was approximately $794 million.

Document Description	Form 10-K
Portions of the Registrant's Proxy Statement on Schedule14A for the Annual Meeting of Shareholders to be held on May 6, 2014	Part III
DOCUMENTS INCORPORATED BY REFERENCE
NOTE:
This combined Form 10-K is separately filed by LIN Media LLC and LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction I(1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.
LIN Media LLC Class A common shares, issued and outstanding as of February 27, 2014 : 34,495,067 shares.
LIN Media LLC Class B common shares, issued and outstanding as of February 27, 2014: 20,901,726 shares.
LIN Media LLC Class C common shares, issued and outstanding as of February 27, 2014: 2 shares.
LIN Television Corporation common shares, issued and outstanding as of February 27, 2014: 1,000 shares.

EXPLANATORY NOTE

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
LIN LLC filed a Current Report on Form 8-K on July 31, 2013 (the “Form 8-K”) for the purpose of establishing LIN LLC as the successor registrant to LIN TV pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to disclose certain related matters, including the consummation of the Merger. Pursuant to Rule 12g-3(a) under the Exchange Act and in accordance with the filing of the Form 8-K, the class A common shares representing limited liability interests in LIN LLC, as the successor issuer to LIN TV, were deemed registered under Section 12(b) of the Exchange Act. References to LIN LLC, we, us, or the Company in this Annual Report on Form 10-K that include any period at and before the effectiveness of the Merger shall be deemed to refer to LIN TV as the predecessor registrant to LIN LLC. For more information concerning the effects of the Merger and the succession of LIN LLC to LIN TV upon its effectiveness, please see the above referenced Form 8-K.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under the captions Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe them to be reasonable, are inherently uncertain. Therefore, you should not place undue reliance upon such estimates or statements. We cannot assure you that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those discussed under the caption Item 1A. "Risk Factors", as well as the following:

•	volatility and periodic changes in our advertising revenues;

•	economic conditions, including adverse changes in the national and local economies in which our stations operate and volatility and disruption of the capital and credit markets;

•	effects of complying with accounting standards, including with respect to the treatment of our intangible assets;

•	inability or unavailability of additional debt or equity capital;

•	restrictions on our operations due to, and the effect of, our significant indebtedness;

•	our ability to continue to comply with financial debt covenants dependent on cash flows;

•	increased competition, including from newer forms of entertainment and entertainment media, changes in distribution methods or changes in the popularity or availability of programming;

•	increased costs, including increased news and syndicated programming costs and increased capital expenditures as a result of acquisitions or necessary technological enhancements;

•	effects of our control relationships, including the control that Hicks, Muse & Co. Partners, L.P. ("HMC") and its affiliates have with respect to corporate transactions and activities we undertake;

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
Many of these factors are beyond our control. Forward-looking statements contained herein speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events except to the extent required by applicable law.

PART I
Item 1.    Business
Overview
LIN Media LLC ("LIN LLC") is a local multimedia company that currently owns, operates or services 43 television stations and seven digital channels in 23 U.S. markets, along with a diverse portfolio of websites, apps and mobile products that make it more convenient to access our unique and relevant content on multiple screens. Our highly-rated television stations deliver superior local news, community service, and popular sports and entertainment programming to viewers, reaching 10.5% of U.S. television homes. All of our television stations are affiliated with a national broadcast network and are primarily located in the top 75 Designated Market Areas ("DMAs") as measured by Nielsen Media Research ("Nielsen"). Our digital media division operates from 31 markets across the country, including New York City, Los Angeles, San Francisco, Chicago, Atlanta, Dallas, Detroit and Washington D.C., and delivers measurable results to some of the nation's most respected agencies and companies. In this report, the terms "Company," "we," "us" or "our" mean LIN LLC and all subsidiaries included in our consolidated financial statements. Our class A common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "LIN".
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
Development of Our Business
Ownership and organizational structure
Our Company (including its predecessors) has owned and operated television stations since 1966. LIN Television Corporation ("LIN Television"), our wholly-owned subsidiary, is a Delaware corporation and was incorporated on June 18, 1990. LIN TV Corp., a Delaware corporation ("LIN TV") was incorporated on February 11, 1998 and on May 3, 2002, completed its initial public offering and shares of LIN TV class A common stock began trading on the NYSE. On July 30, 2013, LIN TV merged with and into LIN LLC, a Delaware limited liability company and wholly owned subsidiary of LIN TV, with LIN LLC as the surviving entity (the “Merger”) pursuant to the Agreement and Plan of Merger, dated February 12, 2013, by and between LIN TV and LIN LLC (the “Merger Agreement”).
LIN LLC filed a Current Report on Form 8-K on July 31, 2013 (the “Form 8-K”) for the purpose of establishing LIN LLC as the successor registrant to LIN TV pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to disclose certain related matters, including the consummation of the Merger. Pursuant to Rule 12g-3(a) under the Exchange Act and in accordance with the filing of the Form 8-K, the class A common shares representing limited liability interests in LIN LLC, as the successor registrant to LIN TV, were deemed registered under Section 12(b) of the Exchange Act. References to "LIN LLC," "we," "us," or the "Company" in this Annual Report on Form 10-K that include any period at and before the effectiveness of the Merger shall be deemed to refer to LIN TV as the predecessor registrant to LIN LLC. For more information concerning the effects of the Merger and the succession of LIN LLC to LIN TV upon its effectiveness, please see the Form 8-K.
Our corporate offices are located at 701 Brazos Street, Suite 800, Austin, Texas 78701.
    We have three classes of common shares. The class A common shares and the class C common shares are both voting common shares, with the class C common shares having 70% of the aggregate voting power. The class B common shares are held by current and former affiliates of HMC and have no voting rights, except that without the consent of a majority of the class B common shares, we cannot enter into a wide range of corporate transactions.
This capital structure allowed us to issue voting shares while preserving the pre-existing ownership structure in which the class B shareholders did not have an attributable ownership interest in our television broadcast licenses pursuant to the rules of the FCC.

The following diagram summarizes our corporate structure as of February 27, 2014:

Class A Common Shares	Class B Common Shares	Class C Common Shares

34,495,067 shares outstanding listed on the NYSE under the symbol "LIN"	20,901,726 shares outstanding, all of which are currently held by affiliates or former affiliates of HMC	2 shares outstanding, 1 of which is held by affiliates of Mr. Royal W. Carson III, a director, and the other by HMC

30% voting power	Non-voting	70% voting power

LIN Media LLC

LIN Television Corporation

Television Stations and Digital Operations

All of the shares of our class B common shares are held by affiliates of HMC or former affiliates of HMC. The class B common shares are convertible into class A common shares or class C common shares in various circumstances. The class C common shares are also convertible into class A common shares in certain circumstances. If affiliates of HMC converted their shares of class B common shares into shares of class A common shares and the shares of class C common shares were converted into shares of class A common shares as of February 27, 2014, the holders of the converted shares of class C common shares would own less than .01% of the total outstanding shares of class A common shares and resulting voting power, and the affiliates of HMC would own 37.7% of the total outstanding shares of class A common shares and resulting voting power.
Our television stations
We own, operate or service 43 television stations and seven digital channels in 23 U.S. markets, including two affiliates and one digital channel pursuant to local marketing agreements, six affiliates pursuant to joint sales and shared services agreements, two affiliates pursuant to shared services agreements, and three low-power stations, which are affiliated with a national network and operate as a stand-alone affiliate. The following table lists the stations and digital channels that we own, operate or service:

Market (1)	DMA Rank (2)	Station	Affiliation(s)	Channel	Status (3)	FCC license expiration
Portland, OR	22	KOIN-TV(4)	CBS	40		2/1/2015
Indianapolis, IN	26	WISH-TV(4)	CBS	9		8/1/2013	(6)
		WNDY-TV	MNTV	32		8/1/2021
Hartford-New Haven, CT	30	WTNH-TV	ABC	10		4/1/2015
		WCTX-TV	MNTV	39		4/1/2015
Grand Rapids-Kalamazoo-Battle Creek, MI	39	WOOD-TV(4)	NBC	7		10/1/2013	(6)
		WOTV-TV	ABC	20		10/1/2013	(6)
		WXSP-CD	MNTV	Various		10/1/2021
Austin, TX	40	KXAN-TV	NBC	21		8/1/2014
		KNVA-TV(4)	CW	49	LMA	8/1/2014
		KBVO-TV(5)	MNTV	27		8/1/2014
Birmingham, AL	44	WIAT-TV	CBS	30		4/1/2013	(6)
Norfolk-Portsmouth-Newport News, VA	45	WAVY-TV(4)	NBC	31		10/1/2012	(6)
		WVBT-TV	FOX	29		10/1/2012	(6)
Albuquerque-Santa Fe, NM	47	KRQE-TV(4)	CBS	13		10/1/2014
		KASA-TV(4)	FOX	27		10/1/2014
		KWBQ-TV(4)	CW	29	SSA	10/1/2014
		KASY-TV	MNTV	45	SSA	10/1/2014
Buffalo, NY	52	WIVB-TV	CBS	39		6/1/2015
		WNLO-TV	CW	32		6/1/2015
Providence, RI-New Bedford, MA	53	WPRI-TV	CBS	13		4/1/2015
		WNAC-TV	FOX	12	LMA	4/1/2007	(6)
		WNAC-TV-D2	MNTV	12.2	LMA	4/1/2007	(6)
Mobile, AL/Pensacola, FL	59	WALA-TV	FOX	9		4/1/2013	(6)
		WFNA-TV	CW	25		4/1/2013	(6)
Dayton, OH	64	WDTN-TV	NBC	50		10/1/2013	(6)
		WBDT-TV	CW	26	SSA/JSA	10/1/2013	(6)
Wichita-Hutchinson, KS	67	KSNW-TV(4)	NBC	45		6/1/2014	(6)
		KSNG-TV-D2	TEL	11.2		6/1/2014	(6)
Honolulu, HI	69	KHON-TV(4)	FOX	8		2/1/2015
		KHON-TV-D2	CW	8		2/1/2015
Green Bay-Appleton, WI	70	WLUK-TV(4)	FOX	11		12/1/2013	(6)
		WCWF-TV	CW	21		12/1/2021
Savannah, GA	92	WJCL-TV	ABC	22		12/31/2018
		WTGS-TV	FOX	28	SSA/JSA	12/1/2012	(6)
Fort Wayne, IN	109	WANE-TV	CBS	31		8/1/2013	(6)
Youngstown, OH	113	WYTV-DT	ABC	36	SSA/JSA	8/31/2013	(6)
		WKBN-TV	CBS	41		10/1/2013	(6)
		WYFX-LD	FOX	19		10/1/2013	(6)
		WYTV-DT2	MNTV	36.2	SSA/JSA	10/1/2013	(6)
Springfield-Holyoke, MA	114	WWLP-TV(4)	NBC	11		4/1/2015
Topeka, KS	134	KTKA-TV	ABC	49	SSA/JSA	6/1/2014	(6)
		KTKA-TV-D3	CW	49.3	SSA/JSA	6/1/2014	(6)
		KSNT-TV(4)	NBC	27		6/1/2014	(6)
		KTMJ-CD	FOX	43		6/1/2014	(6)
Mason City, IA	153	KIMT-TV	CBS	42		2/1/2022
		KIMT-TV-DT2	MNTV	42.2		2/1/2022
Terre Haute, IN	155	WTHI-TV(4)	CBS	10		8/1/2013	(6)
		WTHI-TV-D2	FOX	10.2		8/1/2013	(6)
Lafayette, IN	189	WLFI-TV	CBS	11		8/1/2021
_______________________________________________________________________________

(1)
On February 12, 2013, we sold our equity interest in a joint venture with NBCUniversal Media, LLC ("NBC"). The joint venture was a limited partner in a business that owns television stations KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego. For further information, see "Joint Venture Sale Transaction."

(2)
DMA estimates and rankings are taken from Nielsen Local Universe Estimates for the 2013-2014 Broadcast Season, effective September 28, 2013. There are 210 DMAs in the United States. All Nielsen data included in this report represents Nielsen's estimates, and Nielsen has neither reviewed nor approved the data included in this report.

(3)
We own and operate all of our stations and digital channels except for those (i) noted as "LMA" which indicates stations to which we provide services under a local marketing agreement (see "Distribution of Programming-Full-power television stations" for a description of these agreements), (ii) noted as "SSA" which indicates stations to which we provide technical, engineering, promotional, administrative and other operational support services under a shared services agreement (see "Distribution of Programming-Full-power television stations" for a description of these agreements), and (iii) noted as "JSA" which indicates stations to which we provide advertising sales services under a joint sales agreement (see "Principal Sources of Revenue-Other revenues" for a description of these agreements).

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

(5)	KBVO-TV is a full power satellite station of KXAN-TV and its primary affiliate is MyNetworkTV.

(6)	License renewal applications have been filed with the FCC and are currently pending. For further information on license renewals, see "Federal Regulation of Television Broadcasting-License Renewals".
Joint Venture Sale Transaction and Merger
On February 12, 2013, we, along with our wholly-owned subsidiaries LIN Television and LIN Television of Texas, L.P., a Delaware limited partnership (“LIN Texas”), entered into and closed the transactions contemplated by a transaction agreement (the “Transaction Agreement”) with NBC Telemundo License LLC, a Delaware limited liability company (“NBC”), NBCU New LLC I, a Delaware limited liability company, NBCU New LLC II, a Delaware limited liability company, General Electric Company, a New York corporation (“GE”), General Electric Capital Corporation, a Delaware corporation (“GECC” and together with GE, the “GE Parties”), National Broadcasting Company Holding, Inc., a Delaware corporation, Comcast Corporation, a Pennsylvania corporation (“Comcast”), NBCUniversal Media, LLC, a Delaware limited liability company (“NBCUniversal”), Lone Star SPV, LLC, a Delaware limited liability company and Station Venture Holdings, LLC, a Delaware limited liability company (“SVH”). SVH held a 99.75% interest in Station Venture Operations, LP (“SVO”), which is the operating company that managed KXAS-TV and KNSD-TV, the television stations that comprised the joint venture. The Transaction Agreement effected a series of transactions related to the ownership and sale of LIN Texas’s 20.38% equity interest in SVH, a joint venture in which NBC, an affiliate of NBCUniversal, held the remaining 79.62% equity interest (collectively, the “JV Sale Transaction”).
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
We accrued for and expensed the $100 million capital contribution to SVH to secure the release of the GECC Guarantee and recorded the related tax effects of the JV Sale Transaction, and the capital contribution in our consolidated financial statements as of December 31, 2012 because it represented a probable and estimable obligation of the Company. In February 2013, we entered into a $60 million incremental term loan facility and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million capital contribution. As a result of the JV Sale Transaction, after utilizing all of our available federal net operating loss carryforwards to offset the taxable gain recognized in such transaction, we had an approximate $162.8 million income tax payable associated with this transaction remaining, $131.5 million of which was extinguished as a result of the closing of the transactions contemplated by the Merger Agreement further described below.
Concurrent with the closing of the JV Sale Transaction, LIN TV entered into the Merger Agreement with LIN LLC as described above. The Merger enabled the surviving entity to be classified as a partnership for federal income tax purposes and the change in classification was treated as a liquidation of LIN TV for federal income tax purposes and LIN TV realized a capital loss in its 100% equity interest in LIN Television.
Based on an average of the opening and closing trading prices of LIN TV's class A common stock on the day of the Merger, LIN TV realized a capital loss in the amount of approximately $343 million, which represented the difference between its tax basis in the stock of LIN Television, and the fair market value of such stock as of July 30, 2013. The capital loss realized and existing net operating losses were used to offset a portion of the capital gain recognized in the JV Sale Transaction and we realized cash savings of $131.5 million, resulting in a remaining tax liability of $31.3 million associated with the JV Sale Transaction. We made state and federal tax payments to settle this tax liability during the fourth quarter of 2013.
Recent Acquisitions
On April 4, 2013, LIN Television acquired a 50.1% interest (calculated on a fully diluted basis) in HYFN, Inc. ("HYFN"), a full service digital advertising agency specializing in the planning, development, deployment and support for websites, mobile sites, interactive banners, games and various applications for multiple devices, for $7.2 million. Additionally, on April 9, 2013, LIN Television acquired a 60% interest (calculated on a fully diluted basis) in Dedicated Media, Inc. ("Dedicated Media"), a multi-channel advertisement buying and optimization company, for $5.8 million. Dedicated Media employs new technologies to create, plan and execute digital marketing campaigns on behalf of its clients.
On February 3, 2014, LIN Digital Media LLC, a wholly owned subsidiary of LIN Television, acquired 100% of the capital stock of Federated Media Publishing, Inc. ("Federated Media"), a digital content and conversational marketing company. The purchase price totaled $22.4 million plus an adjustment for working capital delivered at closing, and was funded from cash on hand and amounts drawn on our revolving credit facility.
For additional information on these acquisitions, see Note 2, "Acquisitions" to our consolidated financial statements.
Description of Our Business
We own, operate or service 43 television stations, seven digital channels, websites and mobile apps in 23 U.S. markets, with multiple network affiliated channels in 18 markets. Our growing digital media portfolio helps agencies and brands effectively and efficiently reach their target audiences at scale by utilizing our comScore, Inc. rated Top 15 Video market share(1) and the latest in conversational marketing, video, display, mobile, social intelligence and monetization, as well as reporting across all screens. Our vision is to be the market-leading multimedia company and consumers' and advertisers' preferred choice for unique, innovative and relevant content on all screens.
The principal components of our strategy include:

•
Sustain our Local News Leadership & Extend the Reach of Our Brands.  The strength of our local news brands is a result of our ability to embrace changing media habits, focus on superior multiscreen content production and distribution, invest in localism, and commit to training and sharing best practices throughout our organization. In 2013, we launched high definition newscasts at five stations, which completes the transition of all of our television stations to high definition and enhances our competitive positions in our local markets. In addition, 11 of our television stations launched or expanded their local news products in 2013. Finally, in 2013, we launched live streaming of our local newscasts on all of our television station websites. We capitalized on our duopoly strategy and added or expanded morning news on several of our secondary stations when the big three networks are all airing network morning shows. Delivering the best and most relevant local content to viewers on multiple screens is an important part of our strategy. Regardless of the screen, viewers have instant and easy access to our unique local content, 24/7, and on any device. For example, we provide groundbreaking, in-depth investigative journalism that informs our viewers through on-air stories, interactive features and online special sections. We are focused on extending the reach of our local brands, which drives brand loyalty, and in turn, attracts advertising dollars. As a result of our strategy and efforts, the majority of our television, website and mobile screens consistently rank at the top of our local markets compared to our broadcast competitors.

__________________________________
(1) comScore Video Metrix data; December 2013. LIN Digital Video, Video Type; Ads, Media; Video Advertising Networks - Actual Reach.

•
Build Scale, Synergies & Efficiencies.  In 2013, we successfully integrated the largest acquired group of TV stations in our company’s history. We transitioned and trained employees on our news, sales and digital platforms; created more multiscreen, cross-selling opportunities; built a digital culture from the ground up; launched high definition in every market; and improved the quality of the stations’ newscasts and programming. The newly acquired or serviced television stations are providing significant opportunities to grow our digital business, increase our bargaining power with multichannel video programming distributors ("MVPDs"), networks and syndicators, and add greater scale to amortize digital media and technology investments, including our shared services capabilities. Also in 2013, we opened our third regional technology center, which provides engineering, operations, financial and administrative functions for several of our television stations in order to maximize operating synergies and reduced capital costs. We also continued to achieve company-wide operating efficiencies through economies of scale in the purchase of programming, ratings services, research services, national sales representation, capital equipment and other vendor services. Finally, in 2013, we continued to advance our "Accelerate" sales strategy in order to create cross-selling multiplatform opportunities; enhance the technical capabilities of our sales teams; improve synergies and streamline and standardize all sales support functions and operations to benefit our advertisers.

•
Grow and Differentiate Our Digital Media Business.   We are committed to building our digital media business in a smart and strategic way. In 2013, we expanded our portfolio with two companies that greatly enhance our digital marketing capabilities, increase our scale, deliver important synergies and differentiate us from the competition. HYFN is a full service digital agency that develops and implements award-winning mobile, social and web experiences for some of the world’s largest brands. In 2013, HYFN unveiled its new social media management platform called HYFN8 that allows marketers to listen and react to online consumer behavior in real-time. We also invested in Dedicated Media, an innovator in performance-based marketing, data targeting and analytics. Dedicated Media enables us to further optimize our clients’ digital marketing campaigns and deliver even greater return on investment. We remained ahead of the curve in 2013 through our continuous multiscreen product innovation and advertising solutions that reach target audiences and generate results. For example, LIN Mobile unveiled ONETM, its new suite of mobile marketing solutions that enable brands to truly become “mobile-first”; engaging consumers on the devices they use most frequently, with the intelligence required to effectively deliver unified brand messaging across screens. In 2013, we continued to build our national digital sales force, while, at the same time, leveraging the strong relationships we have in each of our markets to sell more multiscreen campaigns to large, local advertisers. Our portfolio of video, display, mobile and social platforms, including our recently launched Video Insights Platform (“VIP”), helps agencies and brands efficiently and effectively reach our targeted audiences at scale, leveraging the latest in conversational marketing, digital solutions and reporting across all platforms. As a result of our strategy, digital revenues have increased from 1% of total revenues in 2007, when our digital media business was launched, to 14% of total revenues in 2013.(2)

•
Secure Subscriber Fees from Pay-Television Operators.  According to Nielsen, cable, satellite television and telecommunications companies currently provide video program services to approximately 90% of total U.S. television households.(3) The surge of competition from satellite and telecommunications companies, combined with our strong local and national programming, provides us with compelling negotiating positions to obtain compensation for our channels. It is of critical importance to the broadcast industry that pay-television operators pay subscriber fees that are commensurate with the superior ratings our channels achieve relative to cable channels. In 2013, we successfully renewed agreements with pay television providers that account for nearly 20% of the subscribers in our markets, and over the next two years, we will work to negotiate renewals that represent more than 75% of the subscribers in our markets. This is an important revenue stream for broadcasters and we are focused on closing the gap between our highest-rated content the fees we receive.

•
Continue to Explore New Uses for our Spectrum.  We believe our spectrum has value beyond traditional television channels, and digital technology enables us to separate a portion of that spectrum for incremental services. We currently own or service seven digital sub-channels that utilize spectrum shared with another national network affiliate. In 2013, we launched Bounce TV, the nation’s first-ever over-the-air broadcast television network designed for African-American audiences, on our digital sub-channels in nine of our local markets in order to better serve minority communities. Our multi-channel strategy helps us appeal to a wider audience and market of advertisers while providing economies of scale to provide these additional programming services at a low incremental cost.

__________________________________
(2) Digital revenues include revenues generated from our television websites, LIN Digital, LIN Mobile, Nami, as well as HYFN and Dedicated Media.

(3) Nielsen DMA Media Related TV Households as of 12/31/2013. All Nielsen data included in this report represents Nielsen's estimates, and Nielsen has neither reviewed nor approved the data included in this report.

•
Provide Superior Community Service.  Our model of community service exemplifies broadcasting's great value and responsibility to the local community. We believe it is critically important to ensure the dynamic future of our industry, which is why we have been awarding two-year scholarships to ambitious students interested in a wide spectrum of fields in or relating to broadcast television since 1998, and digital media since 2011. In addition, we provide programming that is responsive to community needs, such as emergency alerts, closed captioning for hearing impaired viewers and childrens’ programming. We also support numerous non-profit organizations, programs, telethons and events that help make the communities we serve better, stronger and more vibrant places to live, work and do business.

Principal Sources of Revenue
Local, national and political advertising revenues
We generate local, national and political advertising revenues principally from advertising time sold in our local news, network and syndicated programming. In general, advertising rates are based upon a variety of factors, including:

•	size and demographic makeup of the market served by the television station;

•	a program's popularity among television viewers;

•	number of advertisers competing for the available time;

•	availability of alternative advertising media in the station's market area;

•	our overall ability to attract viewers;

•	our ability to attract viewers among particular demographic groups that an advertiser may be targeting; and

•	effectiveness of our advertising sales force.
Retransmission consent fees
We have retransmission consent agreements with cable, satellite and telecommunications providers from which we earn retransmission consent fees for the right to carry our signals in their pay-television services to consumers.
Television station website revenues
We generate revenues through advertisements on our television stations' websites and mobile applications.
Interactive revenues
We generate interactive revenues primarily by providing online advertising and media services through our online advertising and media services business, LIN Digital, Nami Media, HYFN and Dedicated Media.
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
Sources and Availability of Programming
We program our television stations from the following program sources:

•	News and general entertainment programming that is produced by our local television stations;

•	Network programming such as "CSI" or "Modern Family";

•	Syndicated programming: off-network programs, such as "Criminal Minds" or "How I Met Your Mother" and first-run programs, such as "Jeopardy", "Entertainment Tonight" or "Wheel of Fortune";

•	Paid programming: arrangements where a third party pays our stations for a block of time, generally in one-half hour or one hour time periods to air long-form advertising or "infomercials"; and

•	Digital subchannel content affiliations or agreements such as "Bounce TV" and "Antenna TV."

Locally produced news and general entertainment programming
Our television stations and digital channels produce an aggregate of approximately 882 hours of local news programming per week that we broadcast on all but seven of our stations. Local news programming also allows us greater control over our programming costs.
The number of weekly hours of network, local news and other local programming produced by our television stations and digital channels are as follows:

Network	DMA	DMA Rank	Station	Weekly Hours of Network Programming	Weekly Hours of Local News Programming	Weekly Hours of Other Local Programming	Network Affiliation End Date
ABC	Hartford-New Haven, CT	30	WTNH-TV	81	29	3	8/31/2017
	Grand Rapids-Kalamazoo-Battle Creek, MI	39	WOTV-TV	80	8	3	8/31/2017
	Savannah, GA	92	WJCL-TV	79	17	—	12/31/2018
	Youngstown, OH	113	WYTV-DT	78	20	—	8/31/2017
	Topeka, KS	134	KTKA-TV	78	19	—	12/31/2015
CBS	Portland, OR	22	KOIN-TV	95	31	1	9/18/2016
	Indianapolis, IN	26	WISH-TV	91	35	6	12/31/2014
	Birmingham, AL	44	WIAT-TV	96	22	1	12/31/2014
	Albuquerque-Santa Fe, NM	47	KRQE-TV	95	34	—	12/31/2014
	Buffalo, NY	52	WIVB-TV	87	30	1	12/31/2014
	Providence, RI-New Bedford, MA	53	WPRI-TV	92	32	6	12/31/2014
	Fort Wayne, IN	109	WANE-TV	96	24	—	12/31/2014
	Youngstown, OH	113	WKBN-TV	91	22	—	1/31/2017
	Mason City, IA	153	KIMT-TV	94	24	—	6/30/2015
	Terre Haute, IN	155	WTHI-TV	97	20	3	12/31/2014
	Lafayette, IN	189	WLFI-TV	95	23	—	12/31/2017
NBC	Grand Rapids-Kalamazoo-Battle Creek, MI	39	WOOD-TV	96	34	6	1/1/2017
	Norfolk-Portsmouth-Newport News, VA	45	WAVY-TV	95	35	5	1/1/2017
	Austin, TX	40	KXAN-TV	92	32	1	1/1/2017
	Dayton, OH	64	WDTN-TV	97	28	5	1/1/2017
	Wichita-Hutchinson, KS	67	KSNW-TV	96	30	—	1/1/2017
	Springfield-Holyoke, MA	114	WWLP-TV	95	34	6	1/1/2017
	Topeka, KS	134	KSNT-TV	96	24	—	1/1/2017
FOX	Norfolk-Portsmouth-Newport News, VA	45	WVBT-TV	26	14	—	12/31/2017
	Albuquerque-Santa Fe, NM	47	KASA-TV	26	19	5	12/31/2017
	Providence, RI-New Bedford, MA	53	WNAC-TV	26	16	—	12/31/2017
	Mobile, AL/Pensacola, FL	59	WALA-TV	26	34	5	12/31/2017
	Green Bay-Appleton, WI	70	WLUK-TV	26	43	7	12/31/2017
	Honolulu, HI	69	KHON-TV	27	27	—	12/31/2017
	Savannah, GA	92	WTGS-TV	26	7	—	12/31/2017
	Youngstown, OH	113	WYFX-LD	26	16	—	12/31/2017
	Topeka, KS	134	KTMJ-CD	26	15	—	12/31/2017
	Terre Haute, IN	155	WTHI-TV-D2	37	3	—	12/31/2017
CW	Austin, TX	40	KNVA-TV	20	14	—	9/17/2016
	Albuquerque-Santa Fe, NM	47	KWBQ-TV	20	—	—	9/17/2016
	Buffalo, NY	52	WNLO-TV	33	13	5	9/17/2016
	Mobile, AL/Pensacola, FL	59	WFNA-TV	20	—	3	9/17/2016
	Dayton, OH	64	WBDT-TV	20	14	—	9/17/2016
	Green Bay-Appleton, WI	70	WCWF-TV	20	—	1	9/17/2016
	Honolulu, HI	69	KHON-TV-D2	20	—	—	9/17/2020
	Topeka, KS	134	KTKA-TV-D2	20	—	—	9/17/2019
MyNetworkTV	Indianapolis, IN	26	WNDY-TV	13	9	1	9/28/2014
	Hartford-New Haven, CT	30	WCTX-TV	10	9	3	9/28/2014
	Grand Rapids-Kalamazoo-Battle Creek, MI	39	WXSP-CD	10	4	—	9/28/2014
	Austin, TX	40	KBVO-TV	10	1	—	9/28/2014
	Albuquerque-Santa Fe, NM	47	KASY-TV	10	—	—	9/28/2014

Network	DMA	DMA Rank	Station	Weekly Hours of Network Programming	Weekly Hours of Local News Programming	Weekly Hours of Other Local Programming	Network Affiliation End Date
	Providence, RI-New Bedford, MA	53	WNAC-TV-D2	11	1	6	9/28/2014
	Youngstown, OH	113	WYTV-DT-D2	10	10	4	9/28/2014
	Mason City, IA	153	KIMT-TV-D2	10	6	—	9/28/2014
Telemundo	Wichita-Hutchinson, KS	67	KSNG-TV-D2	168	—	—	12/31/2014
				2,789	882	87
Network programming
All of our stations are affiliated with one of the national television networks. Our network affiliation agreements provide a local station certain exclusive rights and an obligation, subject to certain limited preemption rights, to carry the network programming. While the networks retain most of the advertising time within their programs for their own use, the local station also has the right to sell a limited amount of advertising time within the network programs. Other time periods, which are not programmed by the networks, are programmed by the local station, for which the local station retains substantially all of the advertising revenues. Networks also share certain of their programming with cable networks and make certain of their programming available through their website or on websites such as hulu.com, Netflix and Amazon Prime. These outlets compete with us for viewers in the communities served by our stations.
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
Distribution of Programming
The programming that airs on our television stations can reach the television audience by one or more of the following distribution systems:

•
Full-power television stations, including digital subchannels and stations we operate or service under local marketing agreements ("LMAs"), joint sales agreements ("JSAs"), shared services arrangements ("SSAs") or similar arrangements;

•	Cable television systems;

•	Satellite television systems;

•	Telecommunications systems;

•	Internet, mobile and other digital services; and

•	Low-power television stations.

Full-power television stations
We own, operate or service 40 full-power television stations that operate on over-the-air channels 7 through 50. Our full-power television stations include two full-power stations for which we provide programming, sales and other related services under grandfathered LMAs, six full-power stations and two digital channels for which we provide technical, engineering, promotional, administrative and other operational support services under SSAs (for four of these stations and the two digital channels we also provide advertising sales services under a JSA). See "Our television stations" for a listing of our full-power television stations.

The FCC television licenses for the two full-power television stations for which we provide programming, sales and other related services under LMAs are not owned by us. Revenues generated by these stations contributed 4% to our net revenues for the year ended December 31, 2013. We incur programming costs, operating costs and capital expenditures related to the operation of these stations, and retain all advertising revenues. In Providence and Austin, the two local markets where these stations are located, we own and operate at least one other station. These LMA stations are an important part of our multi-channel strategy. We have purchase options to acquire the FCC licenses for the LMA stations in Providence and Austin, which are exercisable if the legal requirements limiting ownership of these stations change.
The FCC television licenses for the six full-power television stations for which we provide technical, engineering, promotional, administrative and other operational support services under SSAs and other arrangements are also not owned by us. Revenues generated by these stations contributed 3% to our net revenues for the year ended December 31, 2013. In each of the five markets where these stations are located, we own and operate at least one other station. These SSA stations are also an important part of our multi-channel strategy. We have purchase options to acquire the FCC licenses for the SSA stations in Albuquerque, Dayton, Savannah, Youngstown, and Topeka, which are exercisable if the legal requirements limiting ownership of these stations change.
Cable, satellite television and telecommunications systems
According to Nielsen, cable, satellite television and telecommunications companies currently provide video program services to approximately 90% of total U.S. television households, with cable and telecommunications companies serving 59% of U.S. households and direct broadcast satellite ("DBS") providers serving 30%. As a result, cable, satellite television and telecommunications companies are not only primary competitors, but the primary means by which our television audience views our television stations. Most of our stations are distributed pursuant to retransmission consent agreements with MVPDs that operate in markets we serve. As of December 31, 2013, we had retransmission consent agreements with 159 distributors, including 154 Multiple System Operators ("MSOs") and regional telecommunications companies, the two major satellite television providers, and two national telecommunications providers. For an overview of FCC regulations governing carriage of television broadcast signals by MVPDs, see "Federal Regulation of Television Broadcasting-Cable and Satellite Carriage of Local Television Signals."
Internet, mobile and other digital services
We operate television station websites in 23 U.S. markets and offer a growing portfolio of Internet-based products and services that provide traditional and new audiences around-the-clock access to our trusted local news and information. We launched our mobile business in 2009 with iPhone and BlackBerry smartphone applications and we have since launched Android and iPad applications. In addition, we launched SMS/text messaging, video blogging and other advanced interactive features that further extend the distribution of our content.
Low-power television stations
We own and operate a number of low-power television stations. We operate these stations either as stand-alone or satellite stations. These low-power broadcast television stations are licensed by the FCC to provide service to substantially smaller areas than those of full-power stations.
In ten of our markets, Albuquerque, Austin, Grand Rapids, Green Bay, Indianapolis, Springfield, Norfolk-Portsmouth-Newport News, Portland, Wichita and Topeka, we use our low power stations to extend the geographic reach of our primary stations in these markets. In Grand Rapids, we affiliated WXSP-CD, a group of low-power television stations, with MyNetworkTV, to cover substantially all of the local market. In Topeka and Youngstown, we have also affiliated the low power stations, KTMJ-CD and WYFX-LD, with the FOX network.
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

Competitive Conditions in the Television Industry
The television broadcast industry has become highly competitive as a result of new technologies and new program distribution systems. In most of our local markets, we compete directly against other local broadcast stations and cable networks carried on cable, satellite television and telecommunication systems for audience. We also compete with online video services, including local news websites and websites such as hulu.com, Netflix and Amazon Prime, which provide access to some of the same programming, including network programming that we provide, and other emerging technologies. Many of our current and potential competitors have greater financing, marketing, programming and broadcasting resources than we do. Technological innovation and the resulting proliferation of television entertainment alternatives, such as cable, satellite television and telecommunications video services, Internet, wireless, pay-per-view and video-on-demand, digital video recorders, DVDs and mobile video devices have fragmented television viewing audiences and have subjected free over-the-air television broadcast stations to new types of competition. As a result, we are experiencing increased competition for viewing audience and advertisers.
Federal Regulation of Television Broadcasting
Overview of Regulatory Issues.    Our television operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits the operation of broadcast stations except pursuant to licenses issued by the FCC and empowers the FCC, among other things, to issue, renew, revoke and modify broadcasting licenses; assign frequency bands; determine stations' frequencies, locations and power; regulate the equipment used by stations; and to impose penalties including monetary forfeitures, short-term renewal of licenses and, in especially egregious cases, license revocation or denial of license renewals for violations of its regulations.
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
Spectrum Allocation.    Pursuant to the Communications Act, the FCC bears responsibility for the allocation and licensing of all non-federal government spectrum. Subject to certain procedural, congressional, and judicial constraints, the FCC has the ability to reallocate entire spectrum bands to a new use or to modify individual licenses to a new use. An FCC license holder is entitled to a bundle of rights related to that license; however ownership of the underlying spectrum is retained by the federal government. As a part of its National Broadband Plan, the FCC requested additional authority from Congress to hold incentive spectrum auctions, whereby current users of particular bands or licenses would receive compensation for voluntarily relinquishing some or all rights to spectrum they are licensed to use. On February 17, 2012, Congress approved legislation authorizing the FCC to conduct voluntary incentive spectrum auctions. The legislation, which the President subsequently signed into law, includes some safeguards for broadcasters. In particular, the legislation requires the FCC to make all reasonable efforts to ensure that stations retain their existing coverage areas, prevents the FCC from forcing a broadcaster to move from a UHF to a VHF channel, and establishes a fund to reimburse broadcasters for reasonable relocation expenses relating to the spectrum repacking. On October 2, 2012, the FCC released a Notice of Proposed Rule Making to implement the incentive auction statute. That proceeding remains pending. The FCC Chairman has indicated that he anticipates that the FCC will adopt rules for the incentive auction in the first half of 2014 and that he believes that the FCC will conduct the incentive auction by the middle of 2015. We cannot predict the precise timing or scope of the incentive spectrum auctions, nor the impact, if any, that the reallocation of spectrum will have on our business.
License Renewals.    Under the Communications Act, the FCC generally may grant and renew broadcast licenses for terms of eight years, although licenses may be renewed for a shorter period under certain circumstances. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and (iii) there have been no other serious violations that taken together constitute a pattern of abuse. In making its determination, the FCC may consider petitions to deny but cannot consider whether the public interest would be better served by issuing the license to a person other than the renewal applicant. We are in good standing with respect to each of our FCC licenses. The table on pages 7 and 8 includes the expiration date of the primary broadcasting licenses for the stations that we own, as well as for the stations to which we provide services. As indicated in the table, the licenses for these stations have expiration dates ranging between 2007 and 2022. License renewal applications were timely filed for each of the stations for which the license is now expired. Once an application for renewal is filed, each station remains licensed while its application is pending, even after its license expiration date has passed. Action on many license renewal applications may have been delayed for reasons, such as, the pendency of complaints that programming provided by the various networks contained indecent material and complaints regarding alleged violations of sponsorship identification rules. We cannot predict when the FCC will act on pending renewal applications. We expect the FCC to renew each of these licenses but we make no assurance that it will do so.

Ownership Regulation.    The Communications Act and FCC rules limit the ability of individuals and entities to have ownership or other attributable interests in certain combinations of broadcast stations and other media. The Communications Act also requires the FCC to review its broadcast ownership rules every four years to determine whether they remain necessary in the public interest. In 1999, the FCC modified its local television ownership rules. In 2003, the FCC issued an order that would have liberalized most of the ownership rules, permitting us to acquire television stations in certain markets where we are currently prohibited from acquiring additional stations. In 2004, the Third Circuit Court of Appeals stayed and remanded several of the FCC's 2003 ownership rule changes. In 2006, as part of the FCC's statutorily required quadrennial review of its media ownership rules, the FCC sought comment on how to address the issues raised by the Third Circuit Court of Appeals' decision. In 2008, the FCC released an order that re-adopted its 1999 local television ownership rules, and those rules are currently in effect. Several parties appealed the FCC's 2008 decision, and in 2011, the United States Court of Appeals for the Third Circuit mostly denied those petitions. In 2011, the FCC issued its Notice of Proposed Rulemaking as part of its 2010 Quadrennial Review of the media ownership rules (the “2010 Quadrennial Review NPRM”). The 2010 Quadrennial Review NPRM indicates that the FCC intends to maintain the current local television ownership rules with only minor modifications. Despite the pending status of the 2010 Quadrennial Review, the FCC under the Communications Act, must commence a new quadrennial review proceeding in 2014. We cannot predict the effect that the commencement of the 2014 Quadrennial Review proceeding might have on the pending 2010 Quadrennial Review, nor can we predict whether either review proceeding may ultimately result in changes to the FCC’s broadcast ownership rules. The FCC's current ownership rules that are material to our operations are summarized below.
Local Television Ownership.    Under the FCC's current local television ownership (or "duopoly") rule, a party may own multiple television stations without regard to signal contour overlap provided they are located in separate Nielsen DMAs. In addition, the rules permit parties to own up to two TV stations in the same DMA so long as (i) at least one of the two stations is not among the top four-ranked stations in the market based on audience share at the time an application for approval of the acquisition is filed with the FCC, and (ii) at least eight independently owned and operating full-power commercial and non-commercial television stations would remain in the market after the acquisition. In addition, without regard to the number of remaining or independently owned television stations, the FCC currently permits television duopolies within the same DMA so long as the commonly owned stations' signal contours do not overlap, although the FCC proposed to remove this exception in the 2010 Quadrennial Review NPRM. Stations designated by the FCC as "satellite" stations are exempt from the local television ownership rule. Also, the FCC may grant a waiver of the local television ownership rule if one of the two television stations is a "failed" or "failing" station or if the proposed transaction would result in the construction of a new television station (an unbuilt-station waiver). We believe that we are currently in compliance with the local television ownership rule.
The FCC's 1999 ownership order established a rule attributing LMAs for ownership purposes. The FCC grandfathered LMAs that were entered into prior to November 5, 1996, permitting those stations to continue operations pursuant to such LMAs. The FCC, which retains the authority to review the status of grandfathered LMAs, stated it would conduct a case-by-case review of grandfathered LMAs and assess the appropriateness of extending the grandfathering periods. We do not know when, or if, the FCC will conduct any such review of grandfathered LMAs. Grandfathered LMAs can be freely transferred during the grandfather period, but duopolies may be transferred only where the two-station combination continues to qualify under the duopoly rule. We currently have grandfathered LMAs pursuant to which we provide programming to stations in Providence, Rhode Island and Austin, Texas.
From 2010 through 2012, we entered into SSAs and certain other arrangements for stations in Dayton, Ohio, Albuquerque, New Mexico, Savannah, Georgia, Topeka, Kansas, and Youngstown, Ohio. SSAs are currently permitted under the FCC's local television ownership rule and allow for technical, engineering, promotional, administrative and other operational support services. SSAs are different from LMAs in various respects, for example, only a limited amount of programming is permitted under an SSA. JSAs further permit us to sell advertising time on these stations. The FCC included in the 2010 Quadrennial Review NPRM a review of SSAs, JSAs and similar arrangements and seeks comment whether they should be attributable for purposes of the media ownership rules. If the FCC decides these arrangements are attributable, we may be required to restructure operations in these markets. We cannot predict whether the pending 2010 Quadrennial Review proceeding or the upcoming 2014 Quadrennial Review proceeding may ultimately result in changes to the FCC's rules regarding SSAs or JSAs.
National Television Ownership Cap.    The Communications Act, as amended in 2004, limits the number of television stations one entity may own nationally. Under the rule, no entity may have an attributable interest in television stations that reach, in the aggregate, more than 39% of all U.S. television households. The FCC currently discounts the audience reach of a station operating on an ultra-high frequency (“UHF”) channel by 50% when computing the national television ownership cap (the “UHF Discount”). Our stations reach is approximately 10.5% of U.S. households.
On September 26, 2013, the FCC issued a Notice of Proposed Rule Making (“UHF Discount NPRM”) proposing to eliminate the UHF Discount while grandfathering those existing station combinations that would exceed the 39% national ownership cap solely as a result of the elimination of the UHF Discount. The FCC also proposed, as of the date of the UHF Discount NPRM, to grandfather pending transactions that proposed station combinations that would exceed the 39% national ownership cap following the elimination of the UHF Discount. Further, and in recognition of the technical difficulties that certain television stations assigned to very-high frequency (“VHF”) channels encountered following the DTV transition, the FCC has also proposed to replace the UHF Discount with a similarly structured discounting of VHF television stations under which such stations would receive a discount of 50% of their audience reach for purposes of calculating compliance with the national ownership cap. We cannot predict whether the pending UHF Discount NPRM may ultimately result in changes to the FCC's national television ownership rule.
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
Foreign Ownership.    Under the Communications Act, foreign interests (defined to include foreign governments, representatives of foreign governments, aliens, representatives of aliens, and corporations or partnerships organized under the laws of a foreign nation) are prohibited from directly holding broadcast licenses. In addition, the Communications Act limits the aggregate investment of foreign interests in broadcast license holders and their corporate parents. Foreign interests may not own or vote more than 20% of the capital stock of a broadcast license holder or own or vote more than 25% of the capital stock of an entity that directly or indirectly controls a broadcast license holder (a “broadcast holding company”). Although the 20% limit may not be waived, the Communications Act permits the FCC to authorize aggregate foreign investment in a broadcast holding company to exceed the 25% threshold if the increased foreign ownership would be consistent with the public interest. On November 14, 2013, the FCC issued a declaratory ruling clarifying its foreign ownership policy by implementing a procedural framework to enable broadcasters to seek the FCC’s permission to exceed the 25% aggregate foreign ownership threshold. The 2013 declaratory ruling did not, however, establish specific criteria under which the FCC will review such requests. Although the declaratory ruling could permit us to seek FCC approval to issue shares to foreign interests in excess of 25% of our total outstanding shares, our LLC agreement does not currently permit us to issue shares to foreign interests in excess of 25%.
Digital Television.    We terminated all analog broadcasts on our full power stations on or before June 12, 2009 in connection with the national transition to digital television. Following the transition, each of our full power stations broadcasts a 19.4 megabit-per-second (Mbps) data stream, rather than a single analog program stream. FCC regulations permit substantial flexibility in how we use that data stream. For example, we are permitted to provide a mix of high definition and standard television program streams free-to-air, additional program-related data, subscription video or audio streams, and non-broadcast services. A new technical standard permits digital stations to provide video and data streams that can be more readily received on mobile devices (such as computers and smartphones), if those devices incorporate the technology. These digital channels remain subject to specific FCC regulations. For example, we are required to carry additional children's educational programming if we transmit multiple program streams, and we must pay the U.S. Treasury 5% of gross revenues for any non-broadcast services we provide using our digital signals. The FCC is evaluating whether to impose further public interest programming requirements on digital channels. The FCC's digital transition implementation plan maintained the secondary status of low-power television ("LPTV") stations but did not set a deadline for such stations to convert to digital operations. In 2011, the FCC set a firm deadline, and by September 1, 2015 LPTV stations must cease analog broadcasts and convert to digital operations.
Cable and Satellite Carriage of Local Television Signals.    Pursuant to FCC rules, full power television stations can obtain carriage of their primary channel signals by multi-channel video program distributors in one of two ways: via mandatory carriage or via "retransmission consent." Once every three years each station must formally elect either mandatory carriage ("must-carry")

or retransmission consent. The current elections were effective January 1, 2012 and extend through December 31, 2014. A mandatory carriage election invokes FCC rules that require the distributor to carry a single program stream designated by the station and that program stream's related data in the station's local market. Distributors may decline carriage for certain reasons specified in the rules, including a lack of channel capacity, the station's failure to deliver a good quality signal, the presence of a nearby affiliate of the same network or, in the case of satellite distributors, if the distributor does not carry any other local broadcast station in the electing station's market. Distributors do not pay a fee to stations that elect mandatory carriage.
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
FCC rules govern which local television signals a satellite subscriber may receive. Congress has also imposed certain requirements relating to satellite distribution of local television signals to "unserved" households that do not receive a usable signal from a local station or that reside in a market without a local affiliate of the pertinent network. The Satellite Television Extension and Localism Act of 2010 ("STELA") updated the blanket license scheme previously enacted under the Satellite Home Viewer Extension and Reauthorization Act of 2004 ("SHVERA") by, among other things, extending for five years, until December 31, 2014, statutory licenses that allow satellite television companies to retransmit broadcast signals from distant markets to eligible customers. A satellite provider also is permitted to import the signal of an out-of-market station, with that station's consent, to the specific counties and communities within a local market in which the out-of-market station is deemed to be "significantly viewed," subject to certain conditions. Such carriage previously was governed by the distant signal provisions. Under STELA, it is now treated as a retransmission into the station's local market, which means that the statutory copyright for such carriage will not sunset at the end of 2014. STELA also eliminated the requirement that DBS operators carry the local affiliate of a particular network before they could import an out-of-market station deemed to be significantly viewed in a given county or community. At this time, we are monitoring developments in this area but cannot determine whether this new legislation will result in significant changes to the satellite distribution scheme or whether or how any of the other changes in STELA will impact our broadcast business.
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
On January 10, 2014, the Supreme Court agreed to hear a case captioned American Broadcasting Companies, Inc., et al. v. Aereo, which involves a challenge by several broadcasters of the Aereo service, which transmits its subscribers’ broadcast television programs over the Internet for a monthly subscription fee. At issue is whether Aereo’s service violates copyright law and whether Aereo must obtain permission to retransmit broadcasters’ programming. Should Aereo and its competitors prevail in the pending litigation, and certain online video distributors and over-the-top video distributors become eligible for a statutory license that would enable them to stream broadcast programming over the Internet, it could have a negative impact on our retransmission consent negotiations with MVPDs, and our business and results of operations could be materially and adversely affected. We cannot predict the ultimate outcome of this proceeding.
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
The FCC is also charged with enforcing restrictions or prohibitions on the broadcast of obscene and indecent programs. In 2007, Congress increased the maximum monetary penalty for carriage of indecent programming tenfold to $325,000 per station per violation with a cap of $3 million for any "single act," and put the licenses of repeat offenders in jeopardy. At approximately the same time, the FCC increased its broadcast indecency enforcement activity and issued large fines against radio and television stations found to have carried indecent programming (even if originated by a third-party program supplier, such as a network). In 2010, the U.S. Court of Appeals for the Second Circuit found that the FCC's enforcement policy for broadcast indecency was unconstitutionally vague. The FCC successfully petitioned the United States Supreme Court to grant certiorari, and, on June 21, 2012, the Supreme Court set aside the specific FCC decisions at issue, finding that a lack of notice of a change to the FCC's enforcement of its broadcast indecency rules violated the broadcasters' due process rights. The Supreme Court did not reach the broadcasters' First Amendment challenge of the FCC's broadcast indecency regime. On April 1, 2013, the FCC’s Office of General Counsel and its Enforcement Bureau released a joint public notice in which they announced an interim policy directive to reduce the backlog of pending broadcast indecency complaints by focusing enforcement resources in egregious cases. The April 2013 public notice also sought public comment on whether the full Commission should alter or retain its existing broadcast indecency policies. The FCC has not taken further action related to the comments received in response to its April 1, 2013 public notice. In light of the Supreme Court’s decision not to address broadcasters’ First Amendment challenges of the FCC’s broadcast indecency policies, the FCC’s announcement of an interim “egregious case” policy, and the FCC’s request for public comment on the future of broadcast indecency regulation, we are unable to predict the extent to which future enforcement of the FCC's broadcast indecency rules may have a material adverse effect on our ability to provide competitive programming.
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
Employees
As of December 31, 2013, we employed 2,786 full time employees, 331 of which were represented by labor unions. We believe that our relations with our employees are satisfactory.
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
We make available free-of-charge through our Internet website (at http://www.linmedia.com) copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We will also provide a physical copy of our Annual Report on Form 10-K free of charge upon the written request of any shareholder.
We also make available on our website our corporate governance guidelines, the charters for our audit committee, compensation committee, and nominating and corporate governance committee, our code of business conduct and ethics, and our code of ethics for senior financial officers. This information is available on our website to any stockholder who is interested in reviewing this information. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NYSE.

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
Our programming may not attract sufficient targeted viewership or we may not achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenues to decline. We, and those on whom we rely for programming, may not be able to anticipate and react effectively to shifts in viewer tastes and interests of our local markets. In addition, political advertising revenue from elections and advertising revenues from Olympic Games, which generally occur in even-numbered years, create large fluctuations in our operating results on a year-to-year basis. For example, during 2012, we had net political advertising revenues of $76.5 million, compared to $7.6 million in 2013.
We depend on automotive advertising to a significant degree.
Approximately 26%, 26% and 24% of our local and national advertising revenues for the years ended December 31, 2013, 2012 and 2011, respectively, consisted of automotive advertising. A significant decrease in these revenues in the future could have a material adverse effect on our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations and affect the value of our common shares.
We have a substantial amount of debt, which could adversely affect our financial condition, liquidity and results of operations, reduce our operating flexibility and put us at greater risk for default and acceleration of our debt.
As of December 31, 2013, we had approximately $932.2 million of consolidated net debt, which is equal to the difference between total debt and unrestricted cash, and $89.1 million of total LIN LLC shareholders' equity. The outstanding revolving credit loans and term loans under our senior secured credit facility, which were $30 million and $118.4 million, respectively, as of March 3, 2014, and are due October 26, 2017 and the outstanding incremental term loans under our senior secured credit facility were $312.5 million as of March 3, 2014 and are due on December 21, 2018. The outstanding Senior Notes (as defined in "Description of Indebtedness"), which were $200 million and $290 million as of March 3, 2014 are due on April 15, 2018 and January 15, 2021, respectively. Subject to the limitations in our senior secured credit facility and the indentures governing our Senior Notes, we may incur additional material indebtedness in the future, and we may become more leveraged. Accordingly, we now have and will continue to have significant debt service obligations. Our large amount of indebtedness could, for example:

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
Our debt instruments also contain certain other restrictions on our business and operations, including, for example, covenants that restrict our ability to dispose of assets, incur additional indebtedness, pay dividends, make investments, make acquisitions and engage in mergers or consolidations. These restrictions could affect our ability to implement strategic initiatives, which could have an adverse effect on our results of operations.
We may not be able to refinance all or a portion of our indebtedness or obtain additional financing on satisfactory terms.
The outstanding revolving credit loans and term loans under our secured credit facility are due October 26, 2017 and the outstanding incremental term loans under our senior secured credit facility are due December 21, 2018. Our outstanding Senior Notes are due on April 15, 2018 and January 15, 2021, respectively. If we do not refinance, redeem or discharge our 8 3/8% Senior Notes on or prior to January 15, 2018, then, in such event, the maturity of the incremental term loan facility will be accelerated from December 21, 2018 to January 15, 2018. While we expect to refinance, redeem, or discharge all of the outstanding 8 3/8% Senior Notes prior to January 15, 2018, we can provide no assurances that this will occur. Our inability to refinance our 8 3/8% Senior Notes prior to January 15, 2018, and the resulting acceleration of the incremental term loans would have a material adverse effect on our business, liquidity and results of operations.
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
We have a material amount of intangible assets and we have recorded substantial impairments of these assets. Future write-downs of intangible assets would reduce net income or increase net loss, which could have a material adverse effect on our results of operations and the value of our class A common shares.
Future impairment charges could have a significant adverse effect on our reported results of operations. Approximately $740 million, or 61% of our total assets as of December 31, 2013 consisted of indefinite-lived intangible assets. Intangible assets principally include broadcast licenses and goodwill, which are required to be tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or the intangible asset over its fair value. In addition, goodwill and other intangible assets will be tested more often for impairment as circumstances warrant.
During the year ended December 31, 2011, we recorded a $1.6 million impairment charge to a broadcast license recorded within discontinued operations.
If we determine in a future period, as part of our testing for impairment of intangible assets and goodwill, that the carrying amount of our intangible assets exceeds the fair value of these assets, we may incur an impairment charge that could have a material adverse effect on our results of operations and the value of our class A common shares.

Our strategy has historically included growth through acquisitions, which could pose various risks and increase our leverage.
We have pursued and intend to selectively continue to pursue strategic acquisitions, subject to market conditions, our liquidity, and the availability of attractive acquisition candidates, with the goal of improving our business. We may not be successful in identifying attractive acquisition targets nor have the financial capacity to complete future acquisitions. Acquisitions involve inherent risks, such as increasing leverage, debt service requirements, future performance-based purchase obligations and combining company cultures and facilities, and we may not be able to successfully expand our digital operations, which could have a material adverse effect on our operating results, particularly during the period immediately following any acquisition. We may not be able to successfully implement effective cost controls or increase revenues as a result of any acquisition. In addition, future acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management's attention from the operation of our core business.
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
The television broadcasting business is subject to technological change, evolving industry standards, and the emergence of new technologies. We cannot predict the effect such technologies will have on our broadcast operations. In addition, the capital expenditures necessary to implement these new technologies could be substantial and other companies employing such technologies before we are able to do so could aggressively compete with our business.
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
Some of our network affiliation agreements are subject to early termination by the networks under specified circumstances, including as a result of a change of control of our Company, which would generally result upon the acquisition of shares having 50% or more of our voting power. In the event that affiliates of HMC elect to convert our class B common shares held by them into shares of either class A common shares or class C common shares, such conversion may result in a change of control of our Company causing an early termination of some or all of our network affiliation agreements. The majority of the networks with which our stations are affiliated have required us, upon renewal of affiliation agreements, to make cash payments to the network and to accept other material modifications of existing affiliation agreements. Consequently, our affiliation agreements may not all remain in place and each network may not continue to provide programming to us on the same basis as it currently provides programming. If any of our stations cease to maintain affiliation agreements with networks for any reason, we would need to find alternative sources of programming, which may be less attractive and more expensive.
A change in network affiliation in a given television market may have many short-term and long-term consequences, depending upon the circumstances surrounding the change. Potential short-term consequences include: (i) increased marketing costs and increased internal operating costs, which can vary widely depending on the amount of marketing required to educate the audience regarding the change and to maintain the station's viewing audience; (ii) short term loss of market share or slower market growth due to advertiser uncertainty about the switch; (iii) costs of building a new or larger news operation; (iv) other increases in station programming costs, if necessary; and (v) the cost of equipment needed to conform the station's programming, equipment and logos to the new network affiliation. Long-term consequences are more difficult to assess, due to the cyclical nature of each of the major network's share of the audience that changes from year-to-year with programs coming to the end of their production cycle, the audience acceptance of new programs in the future and the fact that national network audience ratings are not necessarily indicative of how a network's programming is accepted in an individual market. How well a particular network fares in an affiliation switch depends largely on the value of the broadcast license, which is influenced by the length of time the television station has been broadcasting, the quality and location of the license, the audience acceptance of the local news programming and community involvement of the local television station and the quality of the station non-network programming. In addition, the majority of the revenue earned by television stations is attributable to locally produced news and syndicated programming, rather than advertising sales related to network programming. The circumstances that may surround a network affiliation switch cause uncertainty as to the actual costs that will be incurred by us and, if these costs are significant, the switch could have a material adverse impact on the income we derive from the affected station.
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
We have unfunded obligations under our defined benefit pension plan. The funded status of the defined benefit pension plan depends on such factors as asset returns, market interest rates, legislative changes and funding regulations. Our future required cash contributions and pension costs to the plan could increase if: (i) the returns on the assets of our plan were to decline in future periods; (ii) market interest rates were to decline; (iii) the Pension Benefit Guaranty Corporation (referred to as the "PBGC") were to require additional contributions to the plan as a result of acquisitions; or (iv) other actuarial assumptions were to be modified. Any such increases could have a material and adverse effect on our business, financial condition, results of operations or cash flows. The need to make contributions, which may be substantial, to such plan may reduce the cash available to meet our other obligations, including our debt obligations with respect to our senior secured credit facility and our Senior Notes to meet the needs of our business. In addition, the PBGC may terminate our defined benefit pension plan under limited circumstances, including in the event the PBGC concludes that the risk may increase unreasonably if such plan continues. In the event a defined benefit pension plan is terminated for any reason while it is underfunded, we could be required to make an immediate payment to the PBGC of all or a substantial portion of such plan's underfunding, as calculated by the PBGC based on its own assumptions (which might result in a larger obligation than that based on the assumptions we have used to fund such plan).
Risks Related to Our Governance and Capital Structure
HMC and its affiliates, whose interests may differ from the interests of the holders of our Class A common shares, have approval rights with respect to significant transactions and could convert their equity interests in our Company into a block of substantial voting power, thereby reducing the voting power of other holders of our common shares.
HMC and its affiliates own one share of our class C common shares, which represents 35% of our outstanding voting power, and also have the ability to convert shares of our non-voting class B common shares into class A common shares, which may be subject to FCC approval. Upon the conversion of the majority of the non-voting class B common shares into class A common shares, the class C common shares will automatically convert into an equal number of shares of class A common shares. If this occurs, affiliates of HMC would own approximately 37.7% of our voting equity interests and will effectively have the ability to elect the entire board of directors and to approve or disapprove any corporate transaction or other matters submitted to our shareholders for approval, including the approval of mergers or other significant corporate transactions. The interests of HMC and its affiliates may differ from the interests of our other shareholders and HMC and its affiliates could take actions or make decisions that are not in the best interests of our other shareholders.
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
Moreover, Royal W. Carson, III, a director, and HMC, combined beneficially own all of our class C common shares and therefore possess 70% of the combined voting power. Accordingly, Mr. Carson and HMC together have the power to elect our entire board of directors and, through this control, to approve or disapprove any corporate transaction or other matter submitted to our shareholders for approval, including the approval of mergers or other significant corporate transactions. Mr. Carson has prior business relations with HMC. Mr. Carson is the President of Carson Private Capital Incorporated, an investment firm that sponsors funds-of-funds and dedicated funds that have invested substantially all of the net capital of these funds in private equity investment funds sponsored by firms like HMC or its affiliates. Mr. Carson also serves on an advisory board representing the interests of limited partners of Sector Performance Fund, L.P., which was sponsored by an affiliate of HMC. The fund does not have an investment in us.
It would be difficult to take us over, which could adversely affect the trading price of our class A common shares.
Affiliates of HMC effectively have the ability to determine whether a change of control will occur through their ownership of one of the two outstanding shares of our class C common shares and all of the shares of our class B common shares. Provisions of Delaware corporate law and our bylaws and certificate of incorporation, including the 70% voting power of our class C common shares held by affiliates of Mr. Carson and HMC and the voting power that affiliates of HMC would hold upon conversion of their shares of class B shares into class A shares or class C shares, make it difficult for a third party to acquire control of us, even if a change of control would benefit the holders of our class A common shares. These provisions and controlling ownership by affiliates of HMC could also adversely affect the public trading price of our class A common shares.
We may issue additional debt and equity securities which are senior to our common shares as to distributions and in liquidation, which could materially adversely affect the market price of our class A common shares.
In the future, we may attempt to increase our capital resources by entering into additional debt or debt-like financings that are secured by all or up to all of our assets, or issuing debt or equity securities, which could include issuances of secured liquidity notes, medium-term notes, senior notes, subordinated notes or shares. In the event of our liquidation, our lenders and holders of our debt securities would receive a distribution of our available assets before distributions to holders of our common shares. Any preferred securities may have a preference with respect to distributions and upon liquidation. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financing. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Accordingly, holders of our Class A common shares will bear the risk of our future offerings reducing the value of our common shares and diluting their interest in us. In addition, we can change our leverage strategy from time to time without approval of holders of our common shares, which could adversely affect the market price of our class A common shares.
The board of directors of LIN LLC will have the authority to adopt amendments to the Amended and Restated Limited Liability Company Agreement (the "LLC Agreement") that change many of the terms of the LIN LLC common shares in ways with which the holders of our Class A common shares may disagree without approval of holders of our common shares.
Owners of our common shares may disagree with amendments to the LLC Agreement adopted by the board of directors of LIN LLC that change the terms of such shares, and may disagree with the decision made by the LIN LLC board of directors that the changes made to the terms of our common shares are not adverse to holders of our common shares or that such changes do not alter the characterization of LIN LLC. The recourse of holders of our common shares, if they disagree, will be limited because the LLC Agreement gives broad authority and discretion to the board of directors of LIN LLC to adopt certain amendments to the LLC Agreement without the consent of shareholders of LIN LLC.
While we do not currently anticipate making regular cash distributions to holders of our common shares, the board of directors of LIN LLC has full authority and discretion over any distributions and it may decide to change or eliminate distributions at any time, which may adversely affect the market price for our shares.
We do not currently anticipate making regular cash distributions to holders of LIN LLC common shares. However, our board of directors will have full authority and discretion to determine whether or not a distribution by LIN LLC should be declared and paid to holders of our common shares, as well as the amount and timing of any distribution. Our board of directors may, based on its review of our financial condition, liquidity and results of operations, determine to change or eliminate distributions, which, if distributions are then being paid to holders of our common shares, may have a material adverse effect on the market price of our common shares. In addition, in computing U.S. federal income tax liability for a taxable year, each holder of our common shares will be required to take into account its allocable share of items of our income, gain, loss, deduction and credit for the taxable year of LIN LLC ending within or with such holder's taxable year, regardless of whether such holder has received any distributions. As a result, it is possible that a holder's U.S. federal income tax liability with respect to its allocable share of the earnings of

LIN LLC in a particular taxable year could exceed the cash distributions to it, thus requiring an out-of-pocket tax payment by such holder.
Tax Risks to Holders of LIN LLC Common Shares
Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
The U.S. federal income tax treatment of holders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Holders of our common shares should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in LIN LLC common shares may be modified by administrative, legislative or judicial interpretation at any time, possibly on a retroactive basis. Changes to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation (referred to as the "Qualifying Income Exception"), affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common shares.
Our LLC Agreement will permit our board of directors to amend our LLC Agreement from time to time, without the consent of the holders, to address certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have a material adverse impact on some or all holders. In addition, although our board of directors has no plan or intention to do so, it could elect at some point to treat us as an association taxable as a corporation for U.S. federal (and applicable state) income tax purposes, in which event the U.S. federal income tax consequences of owning our common shares would differ. If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the applicable tax rates. In addition, we would likely be liable for state and local income and/or franchise tax on all our income. Distributions to holders of our common shares would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would otherwise flow through to them.
Moreover, we will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to holders in a manner that reflects such holders' beneficial ownership of partnership items, taking into account variation in ownership interests during each taxable year because of trading activity. As a result, a holder transferring common shares may be allocated income, gain, loss and deductions realized after the date of transfer. However, those assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Code and/or Treasury regulations and could require that items of income, gain, loss, deductions or credit, including interest deductions, be adjusted, reallocated or disallowed in a manner that adversely affects holders.
Holders of our common shares will be subject to U.S. federal income tax on their share of our taxable income, regardless of whether they receive any cash distributions from us.
As long as 90% of our gross income for each taxable year constitutes qualifying income as defined in Section 7704 of the Code and we are not required to register as an investment company under the 1940 Act, and assuming there is no change in law, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Accordingly, holders of our common shares will be required to take into account their allocable share of our items of income, gain, loss, deduction and credit. Distributions to holders of our common shares generally will be taxable for U.S. federal income tax purposes only to the extent the amount distributed exceeds their tax basis in LIN LLC common shares. This treatment contrasts with the treatment of a shareholder in a corporation. For example, a shareholder in a corporation who receives a distribution of earnings from the corporation generally will report the distribution as dividend income for U.S. federal income tax purposes. In contrast, a holder of our common shares who receives a distribution of earnings from us will not report the distribution as dividend income (and will treat the distribution as taxable only to the extent the amount distributed exceeds the holder's tax basis in the common shares), but will instead report the holder's allocable share of items of our income for U.S. federal income tax purposes. As a result, holders of our common shares may be subject to U.S. federal, state and local income taxation on their allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of our taxable years ending with or within their taxable years, regardless of whether or not holders of our common shares receive cash distributions from us.

Tax gain or loss on disposition of LIN LLC common shares could be more or less than expected.
If holders of our common shares sell their common shares, they will recognize a gain or loss equal to the difference between the amount realized and the adjusted tax basis in those common shares. Prior distributions to them in excess of the total net taxable income allocated to them, which decreased the tax basis in their common shares, will in effect become taxable income to them if the common shares are sold at a price greater than their tax basis in those common shares, even if the price is less than the original cost.
Non-U.S. persons face unique U.S. tax issues from owning LIN LLC common shares that may result in adverse tax consequences to them.
In light of our activities as a holding company owning only the common stock of LIN Television, we generally do not expect to generate significant amounts of income treated as effectively connected income with respect to non-U.S. holders of our common shares ("ECI"). However, there can be no assurance that we will not generate ECI currently or in the future and, subject to the qualifying income rules described above, we are under no obligation to minimize ECI. To the extent our income is treated as ECI, non-U.S. holders generally would be subject to withholding tax on their allocable shares of such income, would be required to file a U.S. federal income tax return for such year reporting their allocable shares of income effectively connected with such trade or business and any other income treated as ECI, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income (state and local income taxes and filings may also apply in that event). In addition, certain income of non-U.S. holders from U.S. sources not connected to any such U.S. trade or business conducted by us could be treated as ECI. Non-U.S. holders that are corporations may also be subject to a 30% branch profits tax on their allocable share of such income. In addition, certain income from U.S. sources that is not ECI allocable to non-U.S. holders will be reduced by withholding taxes imposed at the highest effective applicable tax rate. A portion of any gain recognized by a non-U.S. holder on the sale or exchange of common shares could also be treated as ECI.
Tax-exempt entities face unique tax issues from owning LIN LLC common shares that may result in adverse tax consequences to them.
In light of our activities as a holding company owning only the common stock of LIN Television, we generally do not expect to directly hold operating businesses that generate unrelated business taxable income for tax-exempt holders of our common shares ("UBTI") other than through corporations. However, certain of our activities may be treated as debt-financed, which may give rise to debt-financed UBTI. Accordingly, no assurance can be given that we will not generate UBTI currently or in the future and, subject to the qualifying income rules, we are under no obligation to minimize UBTI. Consequently, a holder of common shares that is a tax-exempt organization may be subject to "unrelated business income tax" to the extent that its allocable share of our income consists of UBTI. A tax-exempt partner of a partnership could be treated as earning UBTI if the partnership regularly engages in a trade or business that is unrelated to the exempt function of the tax-exempt partner, if the partnership derives income from debt-financed property or if the partnership interest itself is debt-financed.
We cannot match transferors and transferees of the LIN LLC class A common shares, and we will therefore adopt certain income tax accounting positions that may not conform with all aspects of applicable tax requirements. The IRS may challenge this treatment, which could adversely affect the value of our common shares.
Because we cannot match transferors and transferees of common shares, we will adopt tax accounting positions that may not conform with all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our holders. It also could affect the timing of these tax benefits or the amount of gain on the sale of common shares and could have a negative impact on the value of our common shares or result in audits of and adjustments to our holders' tax returns.
In addition, our taxable income and losses will be determined and apportioned among holders using conventions we regard as consistent with applicable law. As a result, if holders of our common shares transfer their common shares, they may be allocated income, gain, loss and deduction realized by us after the date of transfer. Similarly, a transferee may be allocated income, gain, loss and deduction realized by us prior to the date of the transferee's acquisition of our common shares. A transferee may also bear the cost of withholding tax imposed with respect to income allocated to a transferor through a reduction in the cash distributed to the transferee.
The sale or exchange of 50% or more of our capital and profit interests within a twelve-month period will result in the termination of our partnership for U.S. federal income tax purposes. Our termination would, among other things, result in the closing of our taxable year for all holders.
Holders may be subject to state and local taxes and return filing requirements as a result of holding LIN LLC common shares.
In addition to U.S. federal income taxes, our holders may be subject to other taxes, including state and local taxes,

unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if our holders do not reside in any of those jurisdictions. Our holders may also be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, holders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each holder to file all U.S. federal, state and local tax returns that may be required of such holder.
It is possible that holders may be required to file amended income tax returns.
It is possible that a holder will be required to file amended income tax returns as a result of adjustments to items on the corresponding income tax returns of the partnership. Any obligation for a holder to file amended income tax returns for that or any other reason, including any costs incurred in the preparation or filing of such returns, is the responsibility of each holder.
Due to uncertainty in the proper application of applicable law, we may over-withhold or under-withhold on distributions to holders.
For each calendar year, we will report to holders and the IRS the amount of distributions we made to holders and the amount of U.S. federal income tax (if any) that we withheld on those distributions. The proper application to us of rules for withholding under Section 1441 of the Code (applicable to certain dividends, interest and similar items) is unclear. Because the documentation we receive may not properly reflect the identities of holders at any particular time (in light of possible sales of common shares), we may over-withhold or under-withhold with respect to a particular holder of common shares. For example, we may impose withholding, remit that amount to the IRS and thus reduce the amount of a distribution paid to a non-U.S. holder. It may turn out, however, that the corresponding amount of our income was not properly allocable to such holder, and the withholding should have been less than the actual withholding. Such holder would be entitled to a credit against the holder's U.S. tax liability for all withholding, including any such excess withholding, but if the withholding exceeded the holder's U.S. tax liability, the holder would have to apply for a refund to obtain the benefit of the excess withholding. Similarly, we may fail to withhold on a distribution, and it may turn out that the corresponding income was properly allocable to a non-U.S. holder and withholding should have been imposed. In that event, we intend to pay the under-withheld amount to the IRS, and we may treat such under-withholding as an expense that will be borne by all holders of common shares on a pro rata basis (since we may be unable to allocate any such excess withholding tax cost to the relevant non-U.S. holder).
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
In 2010, the FCC initiated a rulemaking proceeding to consider proposals to, among other things, implement rule changes that could facilitate channel sharing by television stations and shared use of current television broadcast spectrum by wireless broadband providers. In that proceeding, the FCC also sought comment on ways to improve VHF spectrum band television operations (VHF stations have experienced reception difficulties following the DTV transition), to encourage stations on UHF channels to move to VHF channels. On April 27, 2012, the FCC adopted rules establishing a framework for multiple full-service and Class A television stations operating within the same market to share a single 6 MHz television channel while retaining distinct station licenses and MVPD carriage rights. Under the FCC's new rules, only those stations participating in the future incentive auction will be eligible to enter into channel sharing arrangements of this type. Because the FCC has not yet implemented rules for the incentive auction, stations are not yet able to enter into channel sharing arrangements of this type. Accordingly, we cannot predict the impact that channel sharing among television stations will have on either the industry or our operations. This proceeding remains pending with respect to proposals to improve VHF band television operations and to enable shared use of television band spectrum with wireless broadband providers; we cannot predict its outcome or its impact on the industry or our operations.
On February 17, 2012, Congress adopted legislation authorizing the FCC to direct a portion of auction proceeds to commercial users, including broadcasters, that voluntarily surrender some or all of their allotted spectrum for auction. The legislation, which the President subsequently signed into law, includes safeguards for broadcasters. In particular, in the context of an involuntary repacking of the TV bands, the legislation requires the FCC to make all reasonable efforts to ensure that stations retain their existing coverage areas, prevents the FCC from forcing a broadcaster to move from a UHF to a VHF channel, and establishes a fund to reimburse broadcasters for reasonable relocation expenses. On October 2, 2012, the FCC released a Notice of Proposed Rule Making to implement the incentive auction statute. That proceeding remains pending. If the FCC requires some or all of our television stations to make involuntary changes to their operations, such as through frequency changes, reductions of service areas, and/or reduction of interference protection, our stations could suffer material adverse effects, including, but not limited to, substantial conversion costs, and reduction or loss of over-the-air signal coverage. The FCC Chairman has indicated that he anticipates that the FCC will adopt rules for the incentive auction in the first half of 2014 and that he believes that the FCC will conduct the incentive auction by the middle of 2015. We cannot predict the precise timing or scope of the incentive spectrum auctions, nor the impact, if any, that the reallocation of spectrum will have on our business.
We may be unable to successfully negotiate future retransmission consent agreements and these negotiations may be further hindered by consolidation in that industry and the interests of networks with whom we are affiliated or by statutory or regulatory developments.
We may be unable to successfully negotiate retransmission consent agreements with MVPDs when the current terms of these agreements expire for various reasons, including consolidation within that industry. In addition, our affiliation agreements with some broadcast networks include certain terms that may affect our ability to permit MVPDs to retransmit our stations' signals containing network programming, and in some cases, we may lose the right to grant retransmission consent to such providers. If the broadcast networks withhold their consent to the retransmission of those portions of our stations' signals containing network programming we may be unable to successfully complete negotiations for new retransmission consent agreements. Certain networks require us to pay them compensation in exchange for permitting redistribution of network programming by MVPDs. Escalating payments to networks in connection with signal retransmission may adversely affect our operating results. If we lose the right to grant retransmission consent, we may be unable to satisfy certain obligations under our existing retransmission consent agreements with MVPDs and there could be a material adverse effect on our results of operations.
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
On January 10, 2014, the Supreme Court agreed to hear a case captioned American Broadcasting Companies, Inc., et al. v. Aereo, Inc., which involves a challenge from several broadcasters of the Aereo service, which transmits to its subscribers broadcast television programs over the Internet for a monthly subscription fee. At issue is whether Aereo’s service violates copyright law and whether Aereo must obtain permission to retransmit broadcasters’ programming. Should Aereo and its competitors prevail in the pending litigation, and certain online video distributors and over-the-top video distributors become eligible for a statutory license that would enable them to stream broadcast programming over the Internet, it could have a negative impact on our retransmission consent negotiations with MVPDs, and our business and results of operations could be materially and adversely affected. We cannot predict the ultimate outcome of this proceeding.
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
The FCC regulates our business, just as it does all other companies in the broadcasting industry. We must ask the FCC's approval whenever we need a new license, seek to renew, assign or modify a license, purchase a new station, sell an existing station or transfer the control of one of our subsidiaries that holds a license. Our FCC licenses and those of the stations that we service via sharing arrangements are critical to our operations; we cannot operate without them. We cannot be certain that the FCC will renew these licenses in the future or approve new acquisitions in a timely manner, if at all. If licenses are not renewed or acquisitions approved, we may lose revenue that we otherwise could have earned.
In addition, Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters (including retransmission consent, spectrum allocation, media ownership and technological changes) that could, directly or indirectly, materially and adversely affect the operation and ownership of our broadcast properties. (See Item 1. Business-"Federal Regulation of Television Broadcasting").
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
Should the FCC modify its media ownership rules, attractive opportunities may arise for additional television station and other media acquisitions. But these changes also create additional competition for us from other entities, such as national broadcast networks, large station groups, newspaper chains and cable operators, which may be better positioned to take advantage of such changes and benefit from the resulting operating synergies both nationally and in specific markets.
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
Should the FCC conclude, as part of a periodic review of its ownership rules, that SSAs, JSAs, and similar arrangements should be attributable for purposes of the media ownership rules, there is no assurance that the FCC would grandfather the non-attributable status of our existing agreements, and, as a result, we may be required to terminate these agreements.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We maintain our corporate headquarters in Austin, TX under an operating lease that expires on May 31, 2018.
Each of our stations has facilities consisting of offices, studios, sales offices and tower and transmitter sites. Tower and transmitter sites are located in areas that provide optimal coverage to each of our markets. We own substantially all of the offices and studios where our stations are located and generally own the property where our towers and primary transmitters are located. We lease the remaining properties, consisting primarily of office locations and microwave transmitter sites. While none of the station properties owned or leased by us are individually material to our operations, if we were required to relocate any of our towers, the cost could be significant. This is because the number of sites in any geographic area that permit a tower of reasonable height to provide good coverage of the market is limited, and zoning and other land use restrictions, as well as Federal Aviation Administration and FCC regulations, limit the number of alternative locations or increase the cost of acquiring them for tower sites.
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
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our class A common shares are listed on the NYSE under the symbol "LIN." There is no established trading market for our class B common shares or our class C common shares.
The following table sets forth the high and low sales prices for our class A common shares for the periods indicated, as reported by the NYSE:

	High	Low
2013
1st Quarter	$13.40	$7.69
2nd Quarter	16.64	10.01
3rd Quarter	20.55	14.25
4th Quarter	29.24	20.24
2012
1st Quarter	$5.00	$3.88
2nd Quarter	4.15	2.64
3rd Quarter	4.54	2.94
4th Quarter	7.80	4.35
We have never declared or paid any cash dividends on our class A common shares and the terms of our indebtedness limit the payment of such dividends.
As of December 31, 2013, there were approximately 30 shareholders of record of our class A common shares, 18 shareholders of record of our class B common shares and two shareholders of record of our class C common shares.
The common stock of our wholly-owned subsidiary, LIN Television, all of which is held directly by us, has not been registered under the Exchange Act and is not listed on any national securities exchange.
Issuer Purchase of Equity Securities
On November 14, 2012, we publicly announced that our Board of Directors extended our authorization to repurchase up to $25 million of our class A common shares in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan. This authorization expired on the earlier of the completion of all purchases contemplated by the plan or November 14, 2013; however, on February 12, 2013, as a result of entering into the Merger Agreement, we terminated the stock repurchase program. We did not repurchase any shares during 2013.
Comparative share performance graph
The following graph compares the cumulative total return performance of our class A common shares for the five years ended December 31, 2013 versus the performance of: (i) the NYSE Composite Index; and (ii) a peer index consisting of the following broadcast television companies: Gray Communications Systems, Inc.; Sinclair Broadcasting Group, Inc.; and Nexstar Broadcasting Group, Inc. (the "Television Index"). The graph assumes the investment of $100 in our class A common shares and in each of the indices on December 31, 2008. The performance shown is not necessarily indicative of future performance.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
LIN Media LLC (LIN)	$100.00	$409.17	$486.24	$388.07	$690.83	$2,633.94
NYSE Composite Index	$100.00	$124.80	$138.34	$129.88	$146.66	$180.65
Television Index	$100.00	$314.80	$447.79	$582.37	$786.98	$4,278.06
Item 6.    Selected Financial Data
Set forth below is our selected consolidated financial data for each of the five years in the period ended December 31, 2013. The selected financial data as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 is derived from audited consolidated financial statements that appear elsewhere in this report. The selected financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and the notes thereto. All financial information shown reflect the operations of WWHO-TV in Columbus, OH and WUPW-TV in Toledo, OH as discontinued for all periods presented. The sale of WWHO-TV was completed on February 16, 2012 and the sale of WUPW-TV was completed on April 21, 2012.

The selected consolidated financial data of LIN LLC for 2009 through 2013 is presented below. Prior to the Merger, LIN LLC had no operations or assets other than its investments in its subsidiaries. Subsequent to the Merger and consistent with its classification as a partnership for federal income tax purposes, LIN LLC has separate operations relating to the administration of the limited liability company. The consolidated financial statements of LIN LLC represent its own operations and the consolidated operations of LIN Television, which remains a corporation after the Merger. Accordingly, the consolidated financial data of LIN Television and LIN LLC is identical for the years 2012 through 2009 with the exception of basic and diluted loss per common share, which is not presented for LIN Television. The consolidated financial data of LIN Television is substantially similar to that of LIN LLC for 2013, with the exception of the separate assets, liabilities and operations related to administration of the limited liability company.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$652,363	$553,462	$400,003	$408,190	$327,842
Impairment of goodwill, broadcast licenses
and broadcast equipment	—	—	—	—	39,487
Operating income	89,944	171,061	89,104	111,839	22,294
Loss (gain) on extinguishment of debt	—	3,341	1,694	2,749	(50,149)
Income (loss) from continuing operations(1)	156,601	(17,972)	49,701	36,181	9,704
(Loss) income from discontinued operations, net of tax	—	(1,018)	(920)	317	(591)
Gain from the sale of discontinued operations, net of tax	—	11,389	—	—	—
Net income (loss)	156,601	(7,601)	48,781	36,498	9,113
Net (loss) income attributable to noncontrolling interests	(1,512)	(556)	204	—	—
Net income (loss) attributable to LIN LLC	158,113	(7,045)	48,577	36,498	9,113
Basic income (loss) per common share attributable to LIN LLC:
Income (loss) from continuing operations attributable to LIN LLC	3.02	(0.32)	0.89	0.67	0.19
(Loss) income from discontinued operations, net of tax	—	(0.02)	(0.02)	0.01	(0.01)
Gain from sale of discontinued operations, net of tax	—	0.21	—	—	—
Net income (loss) attributable to LIN LLC	$3.02	$(0.13)	$0.87	$0.68	$0.18
Weighted-average basic shares outstanding	52,439	54,130	55,768	53,978	51,464
Diluted income (loss) per common share attributable to LIN LLC:
Income (loss) from continuing operations attributable to LIN LLC	$2.84	$(0.32)	$0.87	$0.65	$0.19
(Loss) income from discontinued operations, net of tax	—	(0.02)	(0.02)	0.01	(0.01)
Gain from the sale of discontinued operations, net of tax	—	0.21	—	—	—
Net income (loss) attributable to LIN LLC	$2.84	$(0.13)	$0.85	$0.66	$0.18
Weighted-average diluted shares outstanding	55,639	54,130	57,079	55,489	51,499
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$12,525	$46,307	$18,057	$11,648	$11,105
Restricted cash	—	—	255,159	—	2,000
Broadcast licenses, intangible assets, net and goodwill	787,092	788,583	522,150	504,512	506,061
Total assets	1,216,850	1,241,414	1,081,944	790,469	790,503
Total debt	944,692	890,227	868,717	623,260	682,954
Consolidated net debt(2)	932,167	843,920	595,501	611,612	671,849
Total LIN LLC shareholders' equity (deficit)	89,127	(91,564)	(84,632)	(131,432)	(173,561)
Other Data:
Program payments	$31,677	$24,258	$24,622	$25,066	$23,081

___________________________________________________________________________

(1)
Income from continuing operations during the year ended December 31, 2013 includes a $124.3 million tax benefit recognized as a result of the Merger as well as an $18.2 million tax benefit recognized as a result of the reversal of our valuation allowance on deferred tax assets. For additional information, refer to Note 14 - "Income Taxes" to our consolidated financial statements.

(2)
Consolidated net debt is a non-GAAP financial measure, and is equal to total debt less cash and cash equivalents. Solely for the purpose of computing consolidated net debt as of December 31, 2011, our senior secured credit facility permitted restricted cash to be offset against total debt. Beginning in 2012, for the purpose of our debt covenant calculations, our senior credit facility permitted a maximum of $45 million to be offset against total debt in arriving at consolidated net debt. For purposes of the consolidated balance sheet data above, we have subtracted the total balance of our cash and cash equivalents in arriving at consolidated net debt. Consolidated net debt provides investors with useful information about our financial position, and is one of the financial measures used to evaluate compliance with our debt covenants.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We own, operate or service 43 television stations and seven digital channels in 23 U.S. markets, with multiple network affiliated channels in 18 markets. Our growing digital media portfolio helps agencies and brands effectively and efficiently reach their target audiences at scale by utilizing our comScore, Inc. rated Top 15 Video market share and the latest in conversational marketing, video, display, mobile, social intelligence and monetization, as well as reporting across all screens. Our operating revenues are primarily derived from the sale of advertising time to local, national and political advertisers. Less significant revenues are generated from our television station websites, retransmission consent fees, interactive revenues and other revenues. We recorded net income (loss) of $156.6 million, $(7.6) million and $48.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Our operating highlights for 2013 include the following:

•
Net revenues increased $98.9 million, or 18%, compared to 2012 primarily as a result of a $111.3 million, or 35%, increase in local revenues, which include net local advertising sales, retransmission consent fees and television station website revenues, as well as an increase of $35 million, or 85%, in interactive revenues, which include revenues from LIN Digital, Nami Media, HYFN, and Dedicated Media. Also contributing to the increase in net revenues was an increase in net national revenues of $23.6 million, or 22%. Excluding the impact of the television stations acquired in 2012 and the 2013 acquisitions of majority interests in HYFN and Dedicated Media, net revenues decreased approximately $31.8 million, or 6%, primarily the result of a decrease in political advertising revenues.

•
On February 12, 2013, we entered into and closed the JV Sale Transaction whereby in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN Texas sold its interest in SVH, a joint venture with NBC, and LIN TV was released from the GECC Guarantee and any further obligations related to the shortfall funding agreements. The $100 million capital contribution was financed by a combination of cash on hand, borrowings under LIN Television's revolving credit facility, and a new $60 million incremental term facility under LIN Television's existing senior secured credit facility. The JV Sale Transaction resulted in a $100 million charge recognized in the fourth quarter of 2012 to accrue for our obligations related to the JV Sale Transaction, and the recognition of taxable gains from the JV Sale Transaction resulting in a $162.8 million short-term deferred federal and state tax liability. For further information, see Item 1. "Business—Joint Venture Sale Transaction," Note 1—"Basis of Presentation and Summary of Significant Accounting Policies," and Note 13—"Commitments and Contingencies" to our consolidated financial statements.

•
On July 30, 2013, we completed the merger of LIN TV with and into LIN LLC, with LIN LLC continuing as the surviving entity. As a result of the Merger, we realized a capital loss in the amount of approximately $343 million. The capital loss realized and existing net operating losses were used to offset a portion of the capital gain recognized in the JV Sale Transaction and we realized cash savings of $131.5 million, resulting in a remaining tax liability of $31.3 million associated with the JV Sale Transaction. We made state and federal tax payments to settle this tax liability during the fourth quarter of 2013. For further information, see Item 1. "Business—Joint Venture Sale Transaction," Note 1—"Basis of Presentation and Summary of Significant Accounting Policies," and Note 13—"Commitments and Contingencies" to our consolidated financial statements.

•
On April 4, 2013, we acquired a 50.1% interest (calculated on a fully diluted basis) in HYFN, a full service digital advertising agency specializing in the planning, development, deployment and support for websites, mobile sites, interactive banners, games and various applications for multiple devices, for $7.2 million.

•
On April 9, 2013, we acquired a 60% interest (calculated on a fully diluted basis) in Dedicated Media, a multi-channel advertisement buying and optimization company, for $5.8 million. Dedicated Media employs new technologies to create, plan and execute digital marketing campaigns on behalf of its clients.

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
Valuation of long-lived assets and intangible assets
Approximately $740 million, or 61% of our total assets as of December 31, 2013, consisted of indefinite-lived intangible assets. Intangible assets principally include broadcast licenses and goodwill. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.
We test the impairment of our broadcast licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. We proceed directly to the first step of the impairment test without attempting to qualitatively assess whether an impairment was more likely than not. The impairment test consists of a comparison of the fair value of broadcast licenses with their carrying amount on a market-by-market basis using a discounted cash flow valuation method, assuming a hypothetical startup scenario. The future value of our broadcast licenses could be significantly impaired by the loss of the corresponding network affiliation agreements. Accordingly, such an event could trigger an assessment of the carrying value of a broadcast license.
We test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. Our reporting units are comprised of the markets in which our television stations operate, LIN Digital, Nami Media, HYFN and Dedicated Media. We proceed directly to the first step of the impairment test without attempting to qualitatively assess whether an impairment was more likely than not. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical and projected performance of the reporting unit and prevailing rates in the markets for broadcasters. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing a hypothetical purchase price allocation, using the reporting unit's fair value (as determined in the first step described above) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recognized in an amount equal to that excess, but not more than the carrying value of the goodwill. An impairment assessment could be triggered by a significant reduction, or a forecast of such reduction, in operating results or cash flows at one or more of our reporting units, a significant adverse change in the national or local advertising marketplaces in which our television stations operate, or by adverse changes to FCC ownership rules, among other factors.
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
We based the valuation of broadcast licenses on the following average industry-based assumptions:

	December 31, 2013	December 31, 2012	December 31, 2011
Market revenue growth	2.7%	0.87%	1.2%
Operating cash flow margins	32.4%	30.9%	30.6%
Discount rate	11.0%	10.5%	10.5%
Tax rate	38.9%	38.3%	38.3%
Long-term growth rate	2.0%	1.8%	1.8%
As of December 31, 2013, we would incur an impairment charge of $1 million and $7.7 million if we were to decrease the market revenue growth rate by 1% and 2%, respectively. A 5% and 10% decrease in operating cash flow margins would result in an impairment charge of approximately $10.4 million and $88.7 million, respectively. An increase of 1% in the discount rate would result in an impairment charge of approximately $1.8 million and an increase of 2% would result in an impairment charge of approximately $10.8 million.
The valuation of goodwill for our television stations is based on the following assumptions, which take into account our internal projections and industry assumptions related to market revenue growth, operating cash flows and prevailing discount rates:

	December 31, 2013	December 31, 2012	December 31, 2011
Market revenue growth	2.7%	1.2%	1.8%
Operating cash flow margins	41.5%	48.2%	42.3%
Discount rate	12.5%	12.0%	12.0%
Tax rate	39.0%	38.4%	38.4%
Long-term growth rate	2.0%	1.8%	1.8%
As of December 31, 2013, if we were to decrease the market revenue growth by 1% and 2% of the projected growth rate, the enterprise value of our stations with goodwill would decrease by $41.2 million and $76.8 million, respectively. If we were to decrease the operating cash flow margins by 5% and 10% from the projected operating cash flow margins, the enterprise value of our stations with goodwill would decrease by $178.3 million and $355.8 million, respectively. If we were to increase the discount rate used in the valuation calculation by 1% and 2%, the enterprise value of our stations with goodwill would decrease by $103.6 million and $196.7 million, respectively.
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
We generally have acquired broadcast licenses in markets with a number of commercial television stations equal to or less than the number of television networks seeking affiliates. The methodology we used in connection with the valuation of the stations acquired is based on our evaluation of the broadcast licenses and the characteristics of the markets in which they operated. We believe that in substantially all our markets we would be able to replace a network affiliation agreement with little or no economic loss to our television station. As a result of this assumption, we ascribed no incremental value to the incumbent network affiliation in substantially all our markets in which we operate beyond the cost of negotiating a new agreement with another network and the value of any terms that were more favorable or unfavorable than those generally prevailing in the market. Other broadcasting companies have valued network affiliations on the basis that it is the affiliation and not the other attributes of the station, including its broadcast license, which contributes to the operating performance of that station. As a result, we believe that these broadcasting companies include in their network affiliation valuation amounts related to attributes that we believe are more appropriately reflected in the value of the broadcast license or goodwill.
In future acquisitions, the valuation of the broadcast licenses and network affiliations may differ from those attributable to our existing stations due to different facts and circumstances for each station and market being evaluated.
Valuation allowance for deferred tax assets
We consider future taxable income and feasible tax planning strategies in assessing the need for establishing or removing a valuation allowance. We record or subsequently remove a valuation allowance to reflect our deferred tax assets at an amount that is more likely than not to be realized.
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
Revenue recognition
We recognize local, national and political advertising sales, net of agency commissions, during the period in which the advertisements or programs are aired on our television stations, and when payment is reasonably assured. Internet and mobile advertisement sales are recognized when the advertisement is displayed on our websites or the websites, mobile applications, or those of our advertising network. We recognize retransmission consent fees in the period in which our service is delivered. Revenue generated by our digital companies is recognized over the service delivery period when necessary provisions of the contracts have been met. In addition, for the sale of third-party products and services by our digital companies, we evaluate whether it is appropriate to recognize revenue based on the gross amount billed to the customer or the net amount retained by us.
Share-based compensation
We estimate the fair value of share option awards using a Black-Scholes valuation model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the option's expected term, the price volatility of the underlying shares and the number of share option awards that are expected to be forfeited. The expected term represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Expected volatility is based on historical trends for our class A common shares over the expected term. Expected forfeitures are estimated using our historical experience. If future changes in estimates differ significantly from our current estimates, our future share-based compensation expense and results of operations could be materially impacted.

Retirement plans
We have historically provided defined benefit retirement plans to our employees who did not receive matching contributions from our Company to their 401(k) Plan accounts. Our pension benefit obligations and related costs are calculated using actuarial concepts. Our defined benefit plan is a non-contributory plan under which we made contributions either to: a) traditional plan participants based on periodic actuarial valuations, which are expensed over the expected average remaining service lives of current employees through the LIN Television Corporation Retirement Plan ('Retirement Plan"); or b) cash balance plan participants based on 5% of each participant's eligible compensation through the Supplemental Benefit Retirement Plan of LIN Television Corporation ("SERP"). Effective April 1, 2009, these plans were frozen and we do not expect to make additional benefit accruals to these plans, however we continue to fund our existing vested obligations.
We contributed $5.4 million, $7.4 million and $5.4 million to our pension plans during the years ended December 31, 2013, 2012 and 2011, respectively. We anticipate contributing $5.7 million to our pension plans in 2014.
Weighted-average assumptions used to estimate our pension benefit obligations and to determine our net periodic pension benefit cost are as follows:

	Year Ended December 31,
	2013		2012		2011
	SERP	Retirement Plan	SERP	Retirement Plan	SERP	Retirement Plan
Discount rate used to estimate our pension benefit obligation	4.70%	5.00%	3.60%	4.00%	3.90%	4.20%
Discount rate used to determine net periodic pension benefit	3.60%	4.00%	3.90%	4.20%	5.25%	5.25%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate-of-return on plan assets	N/A	7.00%	N/A	7.00%	N/A	7.00%
The discount rate for the years ended December 31, 2013, 2012 and 2011 was determined using a custom bond modeler that develops a hypothetical portfolio of high quality corporate bonds, rated AA- and above by Standard & Poor's, that could be purchased to settle the obligations of the plan. The yield on this hypothetical portfolio represents a reasonable rate to value our plan liability.
We considered the current levels of expected returns on a risk-free investment, the historical levels of risk premium associated with each of our pension asset classes, the expected future returns for each of our pension asset classes and then weighted each asset class based on our pension plan asset allocation to derive an expected long-term return on pension plan assets. During the year ended December 31, 2013, our actual rate of return on plan assets was 12%.
As a result of the plan freeze during 2009, we have no further service cost or amortization of prior service cost related to the plans. In addition, because the plans are now frozen and participants became inactive during 2009, the net losses related to the plans included in accumulated other comprehensive income are now amortized over the average remaining life expectancy of the inactive participants instead of the average remaining service period. We expect to record a pension expense of approximately $0.2 million in 2014. For every 0.25% change in the actual return compared to the expected long-term return on pension plan assets and for every 0.25% change in the actual discount rate compared to the discount rate assumption for 2014, our 2014 pension expense would change by less than $0.2 million and less than $0.1 million, respectively.
Our investment objective is to achieve a consistent total rate-of-return that will equal or exceed our actuarial assumptions and to equal or exceed the benchmarks that we use for each of our pension plan asset classes. The following asset allocation is designed to create a diversified portfolio of pension plan assets that is consistent with our target asset allocation and risk policy:

	Target Allocation	Percentage of Plan Assets as of December 31,
Asset Category	2013	2013	2012
Equity securities	60%	60%	55%
Debt securities	40%	40%	45%
	100%	100%	100%

Recently issued accounting pronouncements
For a discussion of new accounting standards please read Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" to our consolidated financial statements included in this report.
Results of Operations
Set forth below are the key operating areas that contributed to our results for the years ended December 31, 2013, 2012 and 2011. Our consolidated financial statements reflect the operations of WWHO-TV, in Columbus, OH and WUPW-TV in Toledo, OH as discontinued for all periods presented. As a result, reported financial results may not be comparable to certain historical financial information.
Our results of operations are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
Local revenues	$427,819	$316,471	$255,478	$111,348	35%	$60,993	24%
National advertising sales	130,935	107,325	95,734	23,610	22%	11,591	12%
Political advertising sales	7,600	76,458	8,132	(68,858)	(90)%	68,326	840%
Interactive revenues	75,853	41,095	27,220	34,758	85%	13,875	51%
Other revenues	10,156	12,113	13,439	(1,957)	(16)%	(1,326)	(10)%
Net revenues	652,363	553,462	400,003	98,901	18%	153,459	38%
Operating expenses:
Direct operating	251,078	160,222	130,618	90,856	57%	29,604	23%
Selling, general and administrative	162,550	125,267	103,770	37,283	30%	21,497	21%
Amortization of program rights	29,242	23,048	21,406	6,194	27%	1,642	8%
Corporate	41,377	34,246	26,481	7,131	21%	7,765	29%
Depreciation	46,854	32,149	26,246	14,705	46%	5,903	22%
Amortization of intangible assets	22,826	6,364	1,199	16,462	259%	5,165	431%
Restructuring	3,895	1,009	707	2,886	286%	302	43%
Contract termination costs	3,887	—	—	3,887	100%	—	—%
Loss from asset dispositions	710	96	472	614	640%	(376)	(80)%
Total operating costs	562,419	382,401	310,899	180,018	47%	71,502	23%
Operating income	$89,944	$171,061	$89,104	$(81,117)	(47)%	$81,957	92%
Three-Year Comparison
        Net revenues consist primarily of local, national, and political advertising sales, net of sales adjustments and agency commissions. Additional revenues are generated from advertising on our television station websites, mobile applications, and those of our advertising networks, retransmission consent fees, interactive revenues, barter revenues, network compensation, production revenues, tower rental income and station copyright royalties.
Net revenues during the year ended December 31, 2013 increased by $98.9 million when compared to the prior year. Excluding the impact of the television stations acquired during 2012 and of the acquisition of a majority interest in HYFN and Dedicated Media, net revenues decreased $31.8 million, or 6%, primarily due to a $61.5 million decrease in political revenues. This decrease was partially offset by a $23.2 million increase in local revenues, primarily due to a growth in retransmission consent fee revenues as a result of contractual rate increases and renewals, and a $9.4 million increase in interactive revenues as a result of growth in the volume of advertising delivered through our network.
Historically, our revenues related to political advertising are stronger during federal election years, typically years ending in an even number. In addition to federal elections, most state and local elections also occur on the same election cycle. Consequently, political advertising sales during the year ended December 31, 2012 were higher than political advertising sales during the year ended December 31, 2011 and 2013. We expect this trend of stronger political advertising sales during election years to continue in the future.

The automotive category represented 26% of our local and national advertising sales during each of the years ended December 31, 2013 and 2012.
Net revenues during the year ended December 31, 2012 increased by $153.5 million when compared with the prior year. The increase was primarily due to a $68.3 million increase in political advertising sales, a $61 million increase in local revenues, and a $13.9 million increase in interactive revenues, primarily as a result of a growth in customer base and new product offerings. Also contributing to the increase was an $11.6 million increase in national advertising sales. Net revenues for the year ending December 31, 2012 include $40.5 million that is attributable to television stations acquired during the fourth quarter of 2012.
The automotive category, which represented 26% of our local and national advertising sales during the year ended December 31, 2012, was up 15% as compared to 2011, during which the automotive category represented 24% of our local and national advertising sales.
        Direct operating expenses (excluding depreciation and amortization of intangible assets), which consist primarily of news, engineering, and programming expenses, increased $90.9 million, or 57%, for the year ended December 31, 2013 compared to the prior year and $29.6 million, or 23%, for the year ended December 31, 2012, compared to the prior year. Excluding the impact of the stations acquired during the fourth quarter of 2012 and the 2013 acquisitions of majority interests in HYFN and Dedicated Media, direct operating expenses increased $28.1 million, or 19% for the year ending December 31, 2013 and $20.2 million, or 15% for the year ending December 31, 2012 as compared to their respective prior years. The increase for both years is primarily the result of an increase in fees pursuant to network affiliation agreements, growth in employee compensation expense, and higher costs of sales related to our digital operations.
        Selling, general and administrative expenses consist primarily of employee salaries, sales commissions, employee benefit costs, advertising, promotional expenses and research. These costs increased $37.3 million, or 30%, for the year ended December 31, 2013, compared to the prior year. The increase was primarily a result of our 2012 television station acquisitions as well as the 2013 acquisition of majority interests in HYFN and Dedicated Media.
Selling, general and administrative expenses increased $21.5 million, or 21%, for the year ended December 31, 2012, compared to the prior year. Television stations acquired during 2012 accounted for $9.7 million of the increase. The remainder of the increase was primarily due to higher variable costs attributable to the growth in revenue compared to the prior year.
Selling expenses as a percentage of net revenues were 6.8%, 6.6% and 7.4% for the years ended December 31, 2013, 2012 and 2011, respectively.
        Amortization of program rights represents the recognition of expense associated with syndicated programming, features and specials, and these costs increased $6.2 million, or 27%, for the year ended December 31, 2013 and increased $1.6 million, or 8%, for the year ended December 31, 2012, compared to their respective prior years. The increases in both periods as compared to their respective prior periods were attributable to the amortization of programming rights associated with the television stations acquired during the fourth quarter of 2012.
        Corporate expenses represent corporate executive management, accounting, legal and other costs associated with the centralized management of our stations, and these costs increased $7.1 million, or 21%, for the year ended December 31, 2013, compared to the prior year. The increase was primarily due to $5.7 million of expenses incurred related to the JV Sale Transaction and the Merger with LIN LLC, as well as an increase in employee compensation expense compared to the prior year. Corporate expenses increased $7.8 million, or 29%, for the year ended December 31, 2012, compared to the prior year. The increase was primarily due to increases in employee compensation and acquisition related expenses compared to the prior year.
        Depreciation expense increased $14.7 million, or 46%, for the year ended December 31, 2013 and $5.9 million, or 22%, for the year ended December 31, 2012, compared to their respective prior years. The increase in both periods was primarily attributable to the property and equipment associated with our acquisitions of television stations in the fourth quarter of 2012 and the acquisition of majority interests in HYFN and Dedicated Media in 2013.
        Amortization of intangible assets increased $16.5 million, or 259%, for the year ended December 31, 2013 and $5.2 million, or 431% for the year ended December 31, 2012, compared to their respective prior years. The increases in both periods was primarily attributable to the increase in finite-lived intangible assets from our television stations acquired in the fourth quarter of 2012 and the 2013 acquisitions of the majority interest in HYFN and Dedicated Media.
        Impairment of goodwill and broadcast licenses related to discontinued operations in the amount of $1.6 million were recorded during the year ended December 31, 2011. For further information, see Note 6—"Intangible Assets" to our consolidated financial statements.
        Restructuring charges of $3.9 million, $1.0 million and, $0.7 million were recorded during the years ended December 31, 2013, 2012 and 2011, respectively. Restructuring charges incurred during the year ended December 31, 2013 were primarily due to severance and related costs as a result of the integration of the television stations acquired during 2012. Restructuring charges incurred during the years ended December 31, 2012 and 2011 primarily relate to the consolidation of certain activities at our stations and our corporate headquarters.
      Contract termination costs of $3.9 million in 2013 were due to costs incurred in 2013 to terminate our contract with a service provider that previously provided national sales representation. For further information, see Note 12 - "Restructuring and Contract Termination Costs" to our consolidated financial statements.
Other Expense

	Year Ended December 31,
	2013	2012	2011
Components of other expense:
Interest expense, net	$56,607	$46,683	$50,706
Share of loss in equity investments	56	98,309	4,957
Gain on derivative instruments	—	—	(1,960)
Loss on extinguishment of debt	—	3,341	1,694
Other expense, net	2,100	237	51
Total other expense, net	$58,763	$148,570	$55,448
        Interest expense, net increased $9.9 million, or 21%, for the year ended December 31, 2013 compared to the prior year primarily as a result of the interest incurred on our 6 3/8% Senior Notes, which were issued during the fourth quarter of 2012 to finance a portion of the consideration paid to acquire the former New Vision television stations. This increase was partially offset by a decrease in interest expense due to the redemption of our 6 1/2% Senior Subordinated Notes during the first quarter of 2012 as well as reductions in interest expense under our senior secured credit facility, primarily attributable to reductions in outstanding principal.
Interest expense, net decreased $4.0 million, or 8%, for the year ended December 31, 2012 compared to the prior year primarily as a result of the redemption of our 6 1/2% Senior Subordinated Notes during the first quarter of 2012. This decrease was partially offset by an increase in borrowings under our senior secured credit facility compared to the same period last year as well as new debt issued in connection with the acquisition of the former New Vision stations.
The following table summarizes our total interest expense, net (in thousands):

	For the year ended December 31,
	2013	2012	2011
Components of interest expense:
Senior secured credit facility	$18,751	$19,651	$2,389
8 3/8% Senior Notes	17,387	17,389	17,389
6 3/8% Senior Notes	19,396	4,401	—
6 1/2% Senior Subordinated Notes	—	595	18,002
6 1/2% Senior Subordinated Notes—Class B	—	306	10,505
Other	1,073	4,341	2,421
Total interest expense, net	$56,607	$46,683	$50,706
        Share of loss in equity investments decreased $98.3 million as compared to the prior year primarily due to a $100 million accrual recorded in 2012 related to the capital contribution made to SVH in connection with the JV Sale Transaction and corresponding release from the GECC Guarantee. That accrual was partially offset by the reversal of accrued shortfall funding liabilities that were extinguished pursuant to the terms of the JV Sale Agreement, as further described in Item 1. "Business—Joint Venture Sale Transaction" and in Note 13—"Commitments and Contingencies" to our consolidated financial statements.
Other expense, net increased $1.9 million as compared to the prior year primarily as a result of an impairment recorded during the third quarter of 2013 of a minority interest that we held in a website platform service provider.

        Gain on derivative instruments during 2011 was approximately $2 million, which represented the change in fair value of our interest rate hedge. The interest rate hedge was entered into during the second quarter of 2006 (the "2006 interest rate hedge") in order to hedge the variability in cash flows associated with a notional amount of the declining balances of our term loans under our previous senior secured credit facility. The 2006 interest rate hedge expired on November 4, 2011. Consequently, there is no impact to our statement of operations for the years ended December 31, 2013 or 2012. For additional information, refer to Note 8 - "Derivative Financial Instruments" to our consolidated financial statements.
        Loss on extinguishment of debt during the year ended December 31, 2012 was primarily a result of the redemption of our 6 1/2% Senior Subordinated Notes during January 2012 and the December 2012 amendment to our existing $75 million revolving credit loans. The loss on extinguishment of debt during the year ended December 31, 2011 included a write down of deferred financing fees as a result of the payment of principal on our revolving credit facility and term loans as further described in "Description of Indebtedness." Additionally, the loss on extinguishment of debt during the year ended December 31, 2011 included a write-down of deferred financing fees and unamortized discount due to the redemption of $109.1 million of our 6 1/2% Senior Subordinated Notes, and $55.9 million of our 6 1/2% Senior Subordinated Notes—Class B.
        Income taxes reflected a (benefit from) provision for income tax of $(125.4) million, $40.5 million and $(16.0) million for the years ended December 31, 2013, 2012, and 2011, respectively. Our effective tax rate on pre-tax income was (402.2)%, 179.9% and (47.7)% for the years ended December 31, 2013, 2012 and 2011, respectively.
Our effective tax rate fluctuates from year to year. The factors that most impact our effective tax rate are changes to our valuation allowance, changes in tax laws, allocation of income to the various state jurisdictions in which we operate, and acquisition and divestiture transactions, including the JV Sale Transaction and the Merger.
Our effective tax rate for the year ended December 31, 2013 decreased from 2012 primarily due to a $124.3 million tax benefit recognized as a result of the Merger as well as an $18.2 million tax benefit recognized as a result of the reversal of state valuation allowances. These valuation allowances were reversed after evaluating our ability to recover certain net operating loss carryforwards due to the change in tax structure as a result of the Merger, as it was determined that we will more likely than not be able to realize these deferred tax assets.
The combined $142.5 million tax benefit described above was offset in part by a $12.8 million income tax provision as a result of generating income from continuing operations, as well as a $2.2 million tax provision relating to state net operating loss adjustments from apportionment changes and a $1.6 million tax provision for non-deductible acquisition related costs incurred during 2013.
Our effective tax rate for the year ended December 31, 2012 increased from 2011, primarily due to the recognition of $28.4 million of income tax expense related to the recognition of a taxable gain associated with the JV Sale Transaction, as further described in Item 1. "Business—Joint Venture Sale Transaction."
The 2011 tax benefit is primarily a result of the 2011 reversal of $35.1 million of our federal valuation allowance relating to 1999 to 2002 net operating losses and the 2011 reversal of $1.0 million of our state valuation allowance relating to 2002 to 2010 net operating losses. These valuation allowances were reversed primarily due to our recent history of taxable income, and our projected ability to generate sufficient taxable income prior to the expiration of those net operating loss carryforwards. Upon the reversal of the federal and state valuation allowances, as of December 31, 2011, we had a remaining valuation allowance of $23.4 million placed against our deferred tax assets primarily related to state net operating loss carryforwards.
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
Results of Discontinued Operations
Our consolidated financial statements reflect the operations, assets and liabilities of WWHO-TV in Columbus, OH and WUPW-TV in Toledo, OH, as discontinued for all periods presented. The sale of WWHO-TV in Columbus, OH was completed on February 16, 2012. The sale of WUPW-TV in Toledo, OH was completed on April 21, 2012. As a result, loss from discontinued operations was $1.0 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively. For further information see Note 3—"Discontinued Operations" to our consolidated financial statements.

Liquidity and Capital Resources
Our liquidity position depends on our ability to generate cash from operations and to utilize borrowings under our senior secured credit facility and/or obtain financing from other sources. Our ability to make use of the revolving credit facility and to access the capital markets is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of EBITDA we generate from our operations. As of December 31, 2013, we were in compliance with all financial and non-financial covenants under our senior secured credit facility. As of December 31, 2013, we had unrestricted cash and cash equivalents of $12.5 million, and a $75 million revolving credit facility, of which $70 million and $45 million were available as of December 31, 2013 and as of the date of this report, respectively.
Joint Venture Sale Transaction
On February 12, 2013, we, along with our wholly-owned subsidiaries LIN Television and LIN Texas entered into and closed the JV Sale Transaction with Comcast Corporation, affiliates of NBCUniversal, the GE Parties and SVH, a joint venture with NBCUniversal whereby LIN Texas sold its 20.38% equity interest in SVH for $1.00. In addition, in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations related to any shortfall funding agreements.
We accrued for and expensed the $100 million capital contribution to SVH to secure the release of the GECC Guarantee and recorded the related tax effects of the JV Sale Transaction and the capital contribution in our consolidated financial statements as of December 31, 2012 because it represented a probable and estimable obligation of the Company. In February 2013, we issued a $60 million incremental term loan, and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million capital contribution.
As a result of the JV Sale Transaction, after utilizing all of our available federal net operating loss (“NOL”) carryforwards to offset the taxable gain recognized in such transaction, we had an approximate $162.8 million income tax payable remaining, $131.5 million of which was extinguished as a result of the Merger as described below.
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
Based on an average of the opening and closing trading prices of LIN TV's class A common stock on the day of the Merger, LIN TV realized a capital loss in the amount of approximately $343 million, which represents the difference between its tax basis in the stock of LIN Television, and the fair market value of such stock as of July 30, 2013. The capital loss realized and existing net operating losses were used to offset a portion of the capital gain recognized in the JV Sale Transaction and, as a result, we realized cash savings of $131.5 million, resulting in a remaining tax liability of $31.3 million associated with the JV Sale Transaction. We made state and federal tax payments to settle this tax liability during the fourth quarter of 2013.
We incurred approximately $5.7 million in transaction costs related to the JV Sale Transaction and the Merger during the year ended December 31, 2013. These costs are classified as corporate expense in our consolidated statement of operations.
Below is a discussion of other significant sources and uses of cash and should be read in conjunction with our consolidated statements of cash flows.
Operating activities
Cash provided by operating activities is primarily driven by our net revenues and changes in working capital as a result of the timing of collections and payments. Our total net revenues have primarily been, and will primarily be affected by, among other things, the following:

•
Continued growth in local and interactive revenues.  During the years ended December 31, 2013 and 2012, our local revenues, which include net local advertising sales, retransmission consent fees and revenues from our television station websites and mobile applications, increased 35% and 24%, respectively, compared to their respective prior years. Additionally, during the years ended December 31, 2013 and 2012, our interactive revenues, which are generated by LIN Digital, Nami Media, HYFN and Dedicated Media, increased 85% and 51%, respectively. We expect further growth in our local revenues and interactive revenues, however, there can be no assurance that this will occur.

•
Cyclical fluctuations.  We experience significant fluctuations in our political advertising revenues since advertising revenues are generally higher in even-numbered years due to additional revenues associated with political advertising related to local and national elections. Political advertising revenues were $7.6 million, $76.5 million, and $8.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. We also experience incremental advertising revenues associated with Olympic broadcasts during even-numbered years. We experienced a significant decrease in advertising revenues during 2013 and expect an increase in advertising revenues during 2014 as a result of these cyclical fluctuations.

•
Employee benefit contributions.  Our employee benefit plan contributions include contributions to our pension plan and our 401(k) Plan. Volatility in the debt and equity markets impacts the fair value of our pension plan assets and ultimately the cash funding requirements of our pension plan. We contributed $5.4 million, $7.4 million and $5.4 million to our pension plan during the years ended December 31, 2013, 2012 and 2011, respectively, and anticipate contributing $5.7 million to our pension plan during 2014. We contributed approximately $4.8 million, $3.9 million, and $3.6 million to our 401(k) Plan during the years ended December 31, 2013, 2012 and 2011, respectively, and expect to contribute approximately $4.3 million to the plan during 2014.

•
Payments related to certain restructuring activities.  We made cash payments related to certain restructuring initiatives of $4.2 million, $0.8 million and $1.1 million during the years ended December 31, 2013, 2012 and 2011, respectively. For further details on these restructuring initiatives see Note 12—"Restructuring and Contract Termination Costs" to our consolidated financial statements.

•
Cash requirements related to the acquisition of Red McCombs Media, LP. On October 2, 2009, LIN Television acquired Red McCombs Media, LP, an online advertising and media services company based in Austin, TX, which was rebranded as “LIN Digital” in the first quarter of 2013. In connection with the acquisition, we entered into an incentive compensation arrangement with certain key members of management. The arrangement provided payments to those employees based on a computation of EBITDA generated by LIN Digital during 2012. During the second quarter of 2013, we paid $8.9 million related to this incentive compensation arrangement.

•
Contract termination costs. In December 2013, we terminated an agreement with a service provider that provided national sales representation and made a payment of $5.4 million to exit our agreement prior to its expiration. Concurrent with the termination of the agreement, we released $1.5 million of deferred credits associated with the terminated contract. The amount of the one-time termination payment, offset by the release of the deferred credits has been reflected as contract termination costs in our consolidated statement of operations for 2013.

Investing activities
Cash used in investing activities has primarily been, and will primarily be affected by, among other things, the following:

•
Acquisition of majority interest in Dedicated Media and HYFN.  In April 2013, LIN Television acquired a 60% interest (calculated on a fully diluted basis) in Dedicated Media for $5.8 million and a 50.1% interest (calculated on a fully diluted basis) in HYFN for $7.2 million. In connection with these acquisitions, we may be required to purchase the remaining outstanding shares of Dedicated Media and HYFN in 2015 and 2016, respectively, if certain financial targets as defined in each applicable purchase agreement are met. Our maximum potential obligation under the Dedicated Media and HYFN agreements is $26 million, and $62.4 million, respectively. However, we estimate that our total obligation will not exceed $45 million in the aggregate between 2015 and 2016. For further information see Note 2 — “Acquisitions” to our consolidated financial statements.

•
Capital expenditures.  Capital expenditures increased $1.1 million to $29.4 million, and increased $8.2 million to $28.2 million, for the years ended December 31, 2013 and 2012, respectively, compared to the respective prior year. We anticipate capital expenditures of approximately $25 million during the year ended December 31, 2014, which we expect to fund using cash flows from operations.

•
Acquisition of Federated Media. On February 3, 2014, LIN Digital Media LLC, a wholly owned subsidiary of LIN Television, acquired 100% of the capital stock of Federated Media Publishing, Inc. ("Federated Media"). Federated Media is a digital content and conversational marketing company that leverages the relationships and content from its publishing network to deliver contextually relevant advertising and conversational and engagement tools that reach agencies’ and brands’ targeted audiences across digital and social media platforms. The purchase price totaled $22.4 million plus an adjustment for working capital delivered at closing and was funded from cash on hand and amounts drawn on our revolving credit facility. For further information see Note 2 — “Acquisitions” to our consolidated financial statements.

Financing activities
Cash used in financing activities was primarily affected by, among other things, the following:

•
Incremental Facility.  On February 12, 2013, we entered into a $60 million, 5 year incremental term loan pursuant to the Credit Agreement governing LIN Television's senior secured credit facility. The proceeds of the incremental facility, as well as cash on hand and cash from revolving borrowings, were used to fund the $100 million transferred to SVH in the JV Sale Transaction.

We believe that our cash flows from current operations, together with available borrowings under our senior secured credit facility, will be sufficient to meet our anticipated cash requirements for the next 12 months, and beyond. These cash requirements include working capital, state and federal income taxes, capital expenditures, and scheduled interest and principal payments. For our long-term liquidity needs, in addition to the sources described above, we may rely upon, among other things, the issuance of long-term debt, the issuance of equity, or other financing sources available to us. Volatility and disruption of the capital and credit markets could impact our ability to access such sources. Anticipated cash payments for our debt and related interest are described below.
Contractual Obligations
The following table summarizes our estimated future contractual cash obligations as of December 31, 2013 (in thousands)(1):

	2014	2015-2016	2017-2018	2019 and thereafter	Total
Principal payments and mandatory redemptions on debt(2)	$17,364	$53,484	$574,105	$301,768	$946,721
Cash interest on debt(3)	53,079	104,231	87,119	50,617	295,046
Program payments(4)	27,119	44,062	3,286	214	74,681
Operating leases(5)	3,860	6,076	4,284	7,062	21,282
Operating agreements(6)	41,216	43,994	9,473	77	94,760
Deferred compensation payments(7)	130	317	115	453	1,015
Total	$142,768	$252,164	$678,382	$360,191	$1,433,505
_______________________________________________________________________________

(1)
The amounts included in the table above do not include contingent payments for the remaining outstanding shares of Dedicated Media and HYFN. For additional information regarding these contingent payments, see Note 2 - "Acquisitions."

(2)
An additional $25 million was outstanding on our revolving credit facility as of the date of this report and is not reflected in our balance sheet as of December 31, 2013. We are obligated to make mandatory quarterly principal payments and to use proceeds of asset sales not reinvested to pay-down the term loans under our senior secured credit facility. We are also obligated to repay in full our Senior Notes at maturity as described in Item 1A. "Risk Factors—We may not be able to refinance all or a portion of our indebtedness or obtain additional financing on satisfactory terms."

(3)
We have contractual obligations to pay cash interest on our senior secured credit facility and on our Senior Notes through April 15, 2018 and January 15, 2021, as well as commitment fees of 0.375% on our revolving credit facility, as described in "Description of Indebtedness".

(4)
We have entered into commitments for future syndicated news, entertainment, and sports programming. We have recorded $6.3 million of program obligations as of December 31, 2013 and have unrecorded commitments of $68.4 million for programming that is not available to air as of December 31, 2013.

(5)	We lease land, buildings, vehicles and equipment under non-cancelable operating lease agreements.

(6)
We have entered into a variety of agreements for services used in the operation of our stations including ratings services, consulting and research services, news video services, news weather services, marketing services and other contracts under non-cancelable operating agreements.

(7)	Includes scheduled payments to certain employees covered under our deferred compensation plans.
The above table excludes future payments for our defined benefit retirement plans, deferred taxes, uncertain tax positions, and executive compensation, with the exception of scheduled deferred compensation payments detailed above, because their future cash outflows are uncertain. For additional information regarding our financial commitments as of December 31, 2013 see Note 7—"Debt", Note 10 —"Retirement Plans" and Note 13 —"Commitments and Contingencies" to our consolidated financial statements.
Summary of Cash Flows
The following table presents summarized cash flow information (in thousands):

	Year Ended December 31,
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net cash provided by operating activities	$48,967	$146,699	$62,660	$(97,732)	$84,039
Net cash used in investing activities	(139,370)	(104,259)	(289,180)	(35,111)	184,921
Net cash provided by (used in) financing activities	56,621	(14,190)	232,929	70,811	(247,119)
Net (decrease) increase in cash and cash equivalents	$(33,782)	$28,250	$6,409	$(62,032)	$21,841
       Net cash provided by operating activities decreased $97.7 million to $49 million for the year ended December 31, 2013 compared to cash provided by operating activities of $146.7 million for the prior year. The decrease is primarily attributable to an $81.1 million decrease in operating income as well as an increase in cash outflows related to working capital of $9.2 million and an increase in cash interest expense of approximately $8.9 million.
Net cash provided by operating activities increased $84.0 million to $146.7 million for the year ended December 31, 2012, compared to cash provided by operating activities of $62.7 million for the prior year. The increase was primarily attributable to an $82 million increase in operating income as compared to the year ended December 31, 2011.
        Net cash used in investing activities increased $35.1 million to $139.4 million for year ended December 31, 2013, compared to cash used in investing activities of $104.3 million for the year ended December 31, 2012. Net cash used in investing activities during the year ended December 31, 2013 was comprised primarily of the $100 million capital contribution made to the joint venture in February 2013 in connection with the JV Sale Transaction as well as capital expenditures of $29.4 million and payments made for the acquisitions of HYFN and Dedicated Media of $10.1 million (net of cash acquired).
Cash used in investing activities for the year ended December 31, 2012 decreased $184.9 million to $104.3 million. The decrease was primarily attributable to a decrease in restricted cash that had been placed on irrevocable deposit as of December 31, 2011 and was subsequently used to fund the aggregate redemption price of our 6 1/2% Senior Subordinated Notes in January 2012. The decrease in restricted cash was partially offset by payments of $358.5 million (net of cash acquired) for the acquisition of the New Vision and ACME television stations in 2012.
        Net cash provided by financing activities was $56.6 million for the year ended December 31, 2013, compared to net cash used in financing activities of $14.2 million for the prior year. The difference is primarily attributable to an increase of $47.7 million in proceeds from long term debt, net of cash payments, as well as a decrease in cash outflows of $9.6 million and $11.4 million related to debt financing costs and the purchase of treasury stock, respectively, which occurred during the year ended December 31, 2012.
Net cash used in financing activities was $14.2 million for the year ended December 31, 2012, compared to net cash provided by financing activities of $232.9 million for the prior year. The increase is primarily attributable to the redemption of $252 million of our Senior Subordinated Notes during 2012, partially offset by a decrease in proceeds from borrowings under our senior secured credit facility as further described in "Description of Indebtedness".

Description of Indebtedness
Debt consisted of the following (in thousands):

	December 31,
	2013	2012
Senior Secured Credit Facility:
Revolving credit loans	$5,000	$—
$118,750 and $125,000 Term loans, net of discount of $345 and $435 as December 31, 2013 and December 31, 2012, respectively	118,405	124,565
$314,200 and $257,400 Incremental term loans, net of discount of $1,684 and $2,020 as of December 31, 2013 and December 31, 2012, respectively	312,516	255,380
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	290,000
Capital lease obligations	14,604	14,881
Other debt	4,167	5,401
Total debt	944,692	890,227
Less current portion	17,364	10,756
Total long-term debt	$927,328	$879,471
Total debt	$944,692	$890,227
Cash and cash equivalents	(12,525)	(46,307)
Consolidated net debt(1)	$932,167	$843,920
_______________________________________________________________________________

(1)
Consolidated net debt is a non-GAAP financial measure, and is equal to total debt less cash and cash equivalents. Beginning in 2012, for the purpose of our debt covenant calculations, our senior credit facility permits a maximum of $45 million in unrestricted cash and cash equivalents to be offset against total debt in arriving at consolidated net debt. For purposes of the table above, we have subtracted the total balance of our cash and cash equivalents in arriving at consolidated net debt. Consolidated net debt provides investors with useful information about our financial position, and is one of the financial measures used to evaluate compliance with our debt covenants.

Senior Secured Credit Facility
Our senior secured credit facility is comprised of a six-year, $125 million tranche A term loan and a five-year, $75 million revolving credit facility, and bears interest at a rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 1/2 of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin based upon our Consolidated Senior Secured Leverage Ratio, currently set at 2.75% and 1.75% for LIBOR based loans and ABR rate loans, respectively. Following the issuance of this report during the first quarter of 2014, these rates will be 3% and 2% for LIBOR based loans and ABR rate loans, respectively. Lastly, the unused portion of the revolving credit facility is subject to a commitment fee based upon our Consolidated Senior Secured Leverage Ratio, currently set at 0.375% and will increase to 0.50% following the issuance of this report during the first quarter of 2014 for both LIBOR based loans and ABR rate loans.
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
On December 24, 2012, we entered into an amendment to our Credit Agreement which (1) replaced our $257.4 million tranche B term loan maturing in December 2018 with a new tranche B term loan of the same maturity which bears interest at a reduced rate and (2) made certain other changes to the Credit Agreement, including changes to the financial covenants therein that are favorable to LIN Television and its affiliates and (3) extended the maturity for a $60 million tranche of our revolving credit facility to October 2017 and on May 9, 2013, we extended the maturity date of the remaining $15 million tranche of our revolving credit facility to October 2017. We paid customary fees and expenses in connection with the closing of these amendments. As a result of these amendments, we recorded a loss on extinguishment of debt of $1.2 million associated with a write-down of deferred financing fees and unamortized discount to our consolidated statement of operations during the three months ended December 31, 2012.
The terms of the Credit Agreement provide for customary representations and warranties, affirmative and negative covenants (including financial covenants), and events of default. The Credit Agreement also provides for the payment of customary fees and expenses by us. The senior secured credit facility can be accelerated upon events of default and require the term loans to be prepaid under certain circumstances with amounts determined by reference to the proceeds from certain asset sales (subject to reinvestment rights), the incurrence of certain indebtedness and a percentage of annual excess cash flow.
The senior secured credit facility ranks senior in right of payment to our existing and future subordinated indebtedness. LIN LLC and certain of our existing, or hereafter created or acquired, domestic subsidiaries guarantee the credit facilities on a senior basis. LIN Television and each of our subsidiary guarantors have granted a security interest in all or substantially all of our assets to secure the obligations under the senior secured credit facility, and LIN LLC has granted a security interest in its capital stock of LIN Television to secure such obligations.
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
The Credit Agreement governing our senior secured credit facility also requires on an annual basis, following the delivery of our year-end financial statements, and commencing after the year ended December 31, 2012, mandatory prepayments of principal of the term loans based on a computation of excess cash flow for the preceding fiscal year, as more fully described in the Credit Agreement. However, based on the excess cash flow computation for the year ended December 31, 2013, we will not be required to make such prepayments during the year ending December 31, 2014.
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
The following table summarizes certain key terms including the LIBOR-based borrowing rates of our senior secured credit facility as of December 31, 2013 (in thousands):

	Credit Facility
	Revolving Facility	Term Loans	Incremental Term Loans
Final maturity date	10/26/2017	10/26/2017	12/21/2018
Available balance as of December 31, 2013	$70,000	$—	$—
Interest rates as of December 31, 2013:
Interest rate	0.17%	0.17%	1.00%
Applicable margin	2.75%	2.75%	3.00%
Total	2.92%	2.92%	4.00%
2009 Senior Secured Credit Facility
During the year ended December 31, 2011, we recorded a loss on extinguishment of debt of $0.2 million consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans under our 2009 senior secured credit facility.
8 3/8% Senior Notes

8 3/8% Senior Notes
Final maturity date	4/15/2018
Annual interest rate	8.375%
Payable semi-annually in arrears	April 15th
October 15th
Our 8 3/8% Senior Notes are unsecured but rank equally in right of payment with all senior secured indebtedness and senior to all subordinated indebtedness.
The indenture governing our 8 3/8% Senior Notes contains covenants limiting our ability and the ability of our restricted subsidiaries to, among other things, incur certain additional indebtedness and issue preferred shares; make certain dividends, distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; create certain liens; merge, consolidate or sell substantially all of our assets; and enter into certain transactions with affiliates. These covenants are subject to certain exceptions and qualifications. The indenture also has change of control provisions which may require our Company to purchase our 8 3/8% Senior Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest. Additionally, if we sell assets under certain circumstances, we will be required to make an offer to purchase our 8 3/8% Senior Notes at their face amount, plus accrued and unpaid interest, if any, through the purchase date.
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
Our 6 3/8% Senior Notes are unsecured but rank equally in right of payment with all senior secured indebtedness and senior to all subordinated indebtedness.
The indenture governing our 6 3/8% Senior Notes contains covenants limiting our ability and the ability of our restricted subsidiaries to, among other things, incur certain additional indebtedness and issue preferred shares; make certain dividends, distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; create certain liens; merge, consolidate or sell substantially all of our assets; and enter into certain transactions with affiliates. These covenants are subject to certain exceptions and qualifications. The indenture also has change of control provisions which may require our Company to purchase our 6 3/8% Senior Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest. Additionally, if we sell assets under certain circumstances, we will be required to make an offer to purchase our 6 3/8% Senior Notes at their face amount, plus accrued and unpaid interest, if any, through the purchase date.
6 1/2% Senior Subordinated Notes and 6 1/2% Senior Subordinated Notes—Class B
During the year ended December 31, 2012, we redeemed $252 million of our 6 1/2% Senior Subordinated Notes. The redemption of these notes, at par, was funded in part by proceeds from the term loan, incremental term loan, the revolving credit facility and cash on hand. As a result of these redemptions, during the year ended December 31, 2012, we recorded a loss on extinguishment of debt of $2.1 million associated with a write-down of deferred financing fees and unamortized discount to our consolidated statement of operations.
Capital Lease Obligations
As part of the transactions further described in Note 2—"Acquisitions," to our consolidated financial statements we assumed $15.1 million in capital lease obligations related to land, buildings, vehicles and equipment. These leases mature over a period of four to nineteen years and are payable in monthly installments. The amortization related to the capital lease obligations is recorded within depreciation. The total outstanding balance of these capital lease obligations was $14.6 million as of December 31, 2013. LIN Television fully and unconditionally guarantees these lease obligations.

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
Repayment of Principal
The following table summarizes scheduled future principal repayments on our debt agreements (in thousands):

	Revolving Facilities		Term Loans	Incremental Term Loans	8 3/8% Senior Notes	6 3/8% Senior Notes	Capital Leases	Other Debt	Total
Final maturity date	10/26/2017		10/26/2017	12/21/2018	4/15/2018	1/15/2021	Various	Various
2014	$—		$12,500	$3,200	$—	$—	$502	$1,162	$17,364
2015	—		18,750	3,200	—	—	528	1,162	23,640
2016	—		25,000	3,200	—	—	620	1,024	29,844
2017	5,000	(1)	62,500	3,200	—	—	577	819	72,096
2018	—		—	301,400	200,000	—	609	—	502,009
2019 and thereafter	—		—	—	—	290,000	11,768	—	301,768
Total	$5,000		$118,750	$314,200	$200,000	$290,000	$14,604	$4,167	$946,721
_______________________________________________________________________________

(1)	An additional $25 million was drawn on our revolving credit facility during January and February 2014 and is not reflected in our balance sheet as of December 31, 2013.
The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues (Level 2 of the fair value hierarchy). The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Revolving credit loans	$5,000	$5,000	$—	$—
Term loans	430,921	432,105	379,945	380,599
Senior notes	490,000	512,983	490,000	524,500
Other debt	4,167	4,167	5,401	5,401
Total	$930,088	$954,255	$875,346	$910,500
Future Program Rights Agreements
We record program rights agreements on our balance sheet on the first broadcast date the programs are available for air. As a result, we have commitments for future program rights agreements not recorded on our balance sheet as of December 31, 2013 of $68.4 million, as detailed in Note 13 —"Commitments and Contingencies" to our consolidated financial statements.
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
Interest Rate Risk
Our total debt as of December 31, 2013 was $944.7 million, including the current portion of $17.4 million, of which our 8 3/8% Senior Notes and 6 3/8% Senior Notes bear a fixed interest rate and the credit facility bears an interest rate based on, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 1/2 of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin based upon our consolidated senior secured leverage ratio, set at 2.75% and 1.75% for LIBOR based loans and ABR rate loans, respectively, as of the date of this report. Following the issuance of this report during the first quarter of 2014, these rates will be 3% and 2% for LIBOR based loans and ABR rate loans, respectively. Additionally, borrowings under the incremental term loan facility bear interest at a rate based, at our option, on an adjusted LIBOR rate, plus an applicable margin of 3%; or an adjusted Base Rate, plus an applicable margin of 2%; provided, that the adjusted LIBOR rate and the adjusted Base Rate shall at no time be less than 1% and 2%, respectively.
Accordingly, we are exposed to potential losses related to increases in interest rates. The outstanding balance on our senior secured credit facility was $435.9 million as of December 31, 2013. Therefore, a hypothetical 1% increase in the floating rate used as the basis for the interest charged on our senior secured credit facility as of December 31, 2013 would increase our annualized interest expense by $4.4 million, assuming such amounts remain outstanding under the facility.
Item 8.    Financial Statements and Supplementary Data
See index on page F-1.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
 a)    Evaluation of disclosure controls and procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
b)    Management's Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policy or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by the SEC, we have excluded the acquisitions of Dedicated Media and HYFN from our evaluation as of December 31, 2013 because those companies were acquired by us in purchase business combinations in April 2013. Dedicated Media and HYFN assets each represent 1% of consolidated total assets as of December 31, 2013 and net revenues from Dedicated Media and HYFN represent 3% and less than 1%, respectively, of consolidated net revenue for the year ending December 31, 2013. Based on this evaluation, which excludes Dedicated Media and HYFN, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
c)    Changes in internal controls.    There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B.    Other Information
None.
PART III
Item 10.    Directors and Executive Officers and Corporate Governance
Information regarding members of our Board of Directors is contained in our Proxy Statement for the 2014 Annual Meeting of the Shareholders under the caption "Directors and Executive Officers" and is incorporated herein by reference. Information regarding our executive officers is contained in our Proxy Statement for the 2014 Annual Meeting of the Shareholders under the caption "Executive Officers" and is incorporated herein by reference. Information regarding Section 16(a) compliance is contained in our Proxy Statement for the 2014 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference. Information regarding our Audit Committee and our Audit Committee Financial Expert is contained in our Proxy Statement for the 2014 Annual Meeting of the Shareholders under the caption "Report of the Audit Committee of our Board of Directors" and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this item is contained in our Proxy Statement for the 2014 Annual Meeting of Shareholders under the captions "Compensation Discussion and Analysis," "Director Compensation," "Report of the Compensation Committee of our Board of Directors," and "Compensation Committee Interlocks and Insider Participation," which is incorporated by reference in this report.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity compensation plans
The following table provides information about the securities authorized for issuance under our share-based compensation plans, including our Amended and Restated 1998 Stock Option Plan, Amended and Restated 2002 Stock Plan and Amended and Restated 2002 Non-Employee Director Stock Plan, as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under the stock-based compensation plans(1)
Share-based compensation plans approved by security holders	4,412,352	$3.58	2,375,605
Share-based compensation plans not approved by security holders	—	—	—
_______________________________________________________________________________

(1)
Includes 1,027,267 shares available for future issuance under the Amended and Restated 2002 Stock Plan, and excludes 1,552,983 shares under plans in effect prior to 2002 from which we do not intend to re-grant and consider unavailable for future grant, and 1,348,338 shares available for future issuance under the Amended and Restated 2002 Non-Employee Director Stock Plan. Both the Amended and Restated 2002 Stock Plan and the Amended and Restated 2002 Non-Employee Director Stock Plan, in addition to the future grant of share options, permit the grant of "share awards" that may take the form of restricted or unrestricted shares, with or without payment for such share awards.

Other Information
All other information required by this item is contained in our Proxy Statement for the 2014 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management", which is incorporated by reference in this report.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The response to this item is contained in our Proxy Statement for the 2014 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions", which is incorporated by reference in this report.
Item 14.    Principal Accounting Fees and Services
The response to this item is contained in our Proxy Statement for the 2014 Annual Meeting of Shareholders under the caption "Independent Registered Public Accounting Firm Fees and Other Matters", which is incorporated by reference in this report.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	See Index to Financial Statements on page F-1.

(b)	Exhibits.

No.		Description
2.1
Agreement and Plan of Merger, dated as of February 12, 2013, among LIN TV Corp. and LIN Media LLC (filed as Exhibit 2.2 to LIN TV Corp.'s and LIN Television Corporation's Current Report on Form 8-K on February 15, 2013 and incorporated herein by reference).

3.1
Certificate of Formation of LIN Media LLC, dated as of February 11, 2013 (filed as Exhibit 3.1 Annex B to the proxy statement/prospectus that is part of the Registration Statement on Form S-4 of LIN Media LLC (File No. 333-188297))and incorporated by reference herein).

3.2
Amended and Restated Limited Liability Company Agreement, dated July 30, 2013 (filed as Exhibit 3.1 to LIN Media LLC's Current Report on Form 8-K on July 31, 2013 and incorporated herein by reference).

3.3
Form of specimen share certificate for class A common shares representing limited liability company interests in LIN Media LLC (included as Exhibit A to Annex B to the proxy statement/prospectus that is part of the Registration Statement on Form S-4 of LIN Media LLC (File No. 333-188297)) and incorporated by reference herein.

3.4
Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

3.5
Restated Bylaws of LIN Television Corporation (filed as Exhibit 3.4 to the Registration Statement on Form S-1 of LIN Television Corporation and LIN Holding Corp. (Registration No. 333-54003 and incorporated herein by reference))

4.1
Indenture, dated as of April 12, 2010, among LIN Television Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, for the 83/8% Senior Notes due 2018 (filed as Exhibit 4.1 to LIN TV Corp.'s Current Report on Form 8-K filed on April 15, 2010 and incorporated herein by reference)

4.2
Supplemental Indenture, dated as of July 30, 2013, among LIN Media LLC, LIN Digital Media LLC, LIN Digital LLC, LIN Television Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of April 12, 2010 (filed as Exhibit 4.2 to LIN Media LLC's Current Report on Form 8-K filed July 31, 2013 and incorporated herein by reference).

4.3
Supplemental Indenture, dated as of January 15, 2013, among LIN Mobile, LLC, LIN Television Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee amending the Indenture, dated as of April 12, 2010 (filed as Exhibit 4.3 to LIN TV Corp.'s Annual Report on Form 10-K filed on March 15, 2013 and incorporated herein by reference).

4.4
Indenture, dated as of October 12, 2012, among LIN Television Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, for the 6.375% Senior Notes due 2021 (filed as Exhibit 4.1 to LIN TV Corp.'s Current Report on Form 8-K filed as of October 17, 2012 and incorporated herein by reference).

4.5
Supplemental Indenture, dated as of July 30, 2013, among LIN Media LLC, LIN Digital Media LLC, LIN Digital LLC, LIN Television Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of October 12, 2012 (filed as Exhibit 4.4 to LIN Media LLC's Current Report on Form 8-K filed July 31, 2013 and incorporated herein by reference).

4.6
Supplemental Indenture, dated as of January 15, 2013, among LIN Mobile, LLC, LIN Television Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee amending the Indenture, dated as of October 12, 2012 (filed as Exhibit 4.5 to LIN TV Corp.'s Annual Report on Form 10-K filed on March 15, 2013 and incorporated herein by reference).

10.1	*
LIN Media LLC 1998 Stock Option Plan (as amended and restated effective as of July 30, 2013) (filed as Exhibit 99.2 to the Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference).

10.2	*
LIN Media LLC 2002 Stock Plan (as amended and restated effective as of July 30, 2013) (filed as Exhibit 99.3 to the Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference).

10.3	*
LIN Media LLC amended and restated 2002 Non-Employee Director Stock Plan (as amended and restated effective as of July 30, 2013) (filed as Exhibit 99.4 to the Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference).

No.		Description
10.4	*
Supplemental Benefit Retirement Plan of LIN Television Corporation and Subsidiary Companies (as amended and restated effective December 21, 2004) (filed as Exhibit 10.38 to the LIN TV Corp. Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference) filed March 16, 2005.

10.5	*
Second Amendment to the Supplemental Benefit Retirement Plan of LIN Television Corporation and Subsidiary Companies, dated as of December 23, 2008 (filed as Exhibit 10.8 to the LIN TV Corp. Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference).

10.6	*
LIN Television Corporation Supplemental Income Deferral Plan Effective July 1, 2010 (filed as Exhibit 10.7 to the LIN TV Corp. Form 10-Q filed as of July 29, 2010 and incorporated herein by reference herein).

10.7	*	Form of Employee Grant Option Agreement (filed as Exhibit 10.19 to LIN TV Corp.'s Annual Report on Form 10-K filed on March 15, 2007 and incorporated herein by reference).
10.8	*	Form of Non-Employee Director Grant Option Agreement (filed as Exhibit 10.23 to LIN TV Corp.'s Annual Report on Form 10-K filed as of March 15, 2007 and incorporated herein by reference).
10.9	*	Form of a Non-Qualified Stock Option Letter Agreement (filed as Exhibit 10.6 to LIN TV Corp.'s Current Report on Form 8-K filed as of July 6, 2005 and incorporated herein by reference).
10.10	*	Form of Restricted Stock Agreement (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed as of August 16, 2005 and incorporated herein by reference).
10.11	*
Clarification of the Supplemental Benefit Retirement Plan of LIN Television Corporation and Subsidiary Companies, dated October 29, 2009. (Filed as Exhibit 10.7 to LIN Television Corporation's Form 10-Q filed as of November 3, 2009 and incorporated herein by reference).

10.12	*
Amended and Restated Employment Agreement, dated September 27, 2013, among LIN Media LLC, LIN Television Corporation and Vincent L. Sadusky (Filed as Exhibit 10.1 to LIN Television Corporation's Form 8-K filed on September 27, 2013 and incorporated herein by reference).

10.13	*
Amended and Restated Employment Agreement, dated September 27, 2013, among LIN Media LLC, LIN Television Corporation and Richard J. Schmaeling (Filed as Exhibit 10.2 to LIN Television Corporation's Form 8-K filed on September 27, 2013 and incorporated herein by reference).

10.14	*
Amended and Restated Employment Agreement, dated September 27, 2013, among LIN Media LLC, LIN Television Corporation and Robert Richter (Filed as Exhibit 10.3 to LIN Television Corporation's Form 8-K filed on September 27, 2013 and incorporated herein by reference).

10.15	*
Amended and Restated Employment Agreement, dated September 27, 2013, among LIN Media LLC, LIN Television Corporation and Denise M. Parent (Filed as Exhibit 10.4 to LIN Television Corporation's Form 8-K filed on September 27, 2013 and incorporated herein by reference).

10.16	*
Amended and Restated Employment Agreement, dated January 6, 2014, among LIN Media LLC, LIN Television Corporation and John A. Howell IV (Filed as Exhibit 10.1 to LIN Media LLC's Form 8-K filed on January 7, 2014 and incorporated herein by reference).

10.17
Credit Agreement dated as of October 26, 2011, among LIN Television Corporation, as the Borrower, the Lenders Party therein, JPMorgan Chase Bank, N.A., as Administrative Agent, as an Issuing Lender and as Swingline Lender, Deutsche Bank Securities, Inc. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Suntrust Bank, Bank of America, N.A., and U.S. Bank, N.A., as Co-Documentation Agents, and the other parties thereto (the "Credit Agreement") (Filed as Exhibit 10.1 to LIN Television Corporation's Form 10-Q filed as of November 8, 2011 and incorporated herein by reference).

10.18
First Amendment, dated as of December 19, 2011, to Credit Agreement, dated as of October 26, 2011, among LIN Television Corporation, the several Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, an Issuing Lender and Swingline Lender, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Co-Syndication Agents, Suntrust Bank, Bank of America, N.A. and U.S. Bank, N.A., as Co-Documentation Agents, and the other parties thereto (Filed as Exhibit 99.2 to LIN Television Corporation's Current Report on Form 8-K filed as of December 22, 2011 and incorporated herein by reference).

No.		Description
10.19
Second Amendment, dated as of December 24, 2012, to Credit Agreement, Exhibit 99.1 dated as of October 26, 2011, among LIN Television Corporation, the several Lenders party thereto, JPMorgan Chase Bank N.A., as Administrative Agent, an Issuing Lender and Swingline Lender, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A. as Co-Syndication Agents, Suntrust Bank, Bank of America, N.A. and U.S. Bank, N.A., as Co-Documentation Agents, and the other parties thereto (Filed as Exhibit 99.2 to our Form 8-K filed as of December 27, 2012 and incorporated herein by reference).

10.20
Incremental Term Loan Activation Notice, Tranche B Term Facility, dated December 21, 2011, by and among LIN Television Corporation, the several Lenders party thereto, JPMorgan Chase Bank N.A. as Administrative Agent, and the Incremental Lenders signatory thereto. (Filed as Exhibit 99.1 to LIN Television Corporation's Current Report on Form 8-K filed as of December 22, 2011 and incorporated herein by reference).

10.21
Incremental Term Loan Activation Notice Tranche B-2 Term Facility, dated as of February 12, 2013, by and between LIN Television Corporation and Deutsche Bank Trust Company Americas (Filed as Exhibit 10.1 to LIN Television Corporation's Form 8-K filed as of February 15, 2013 and incorporated herein by reference).

10.22
Transaction Agreement, dated as of February 12, 2013, by and among LIN TV Corp., LIN Television Corporation, LIN Television of Texas, L.P., NBC Telemundo License LLC, NBCU New LLC I, NBCU New LLC II, General Electric Company, General Electric Capital Corporation, National Broadcasting Company Holding, Inc. Comcast Corporation, Lone Star SPV, LLC, Station Venture Holdings, LLC and NBCUniversal Media,LLC (Filed as Exhibit 2.1 to LIN Television Corporation's Form 8-K filed as of February 15, 2013 and incorporated herein by reference).

10.23		Stock Purchase Agreement, dated January 27, 2014, between LIN Digital Media LLC and FMPL Holdings, Inc., the sole stockholder of Federated Media Publishing, Inc. filed as Exhibit 10.23 herein.
21		Subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP
23.2		Consent of PricewaterhouseCoopers LLP
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Media LLC
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Media LLC
31.3		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation
31.4		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Media LLC
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________________________________________________

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

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

LIN Media LLC LIN Television Corporation

Date: March 3, 2014	/s/ VINCENT L. SADUSKY
Vincent L. Sadusky President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of each of LIN Media LLC and LIN Television Corporation in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINCENT L. SADUSKY	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2014
Vincent L. Sadusky

/s/ RICHARD J. SCHMAELING	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 3, 2014
Richard J. Schmaeling

/s/ NICHOLAS N. MOHAMED	Vice President, Controller (Principal Accounting Officer)	March 3, 2014
Nicholas N. Mohamed

/s/ WILLIAM S. BANOWSKY, JR.
William S. Banowsky, Jr.	Director	March 3, 2014

/s/ PETER S. BRODSKY
Peter S. Brodsky	Director	March 3, 2014

/s/ ROYAL W. CARSON, III
Royal W. Carson, III	Director	March 3, 2014

/s/ DR. WILLIAM H. CUNNINGHAM
Dr. William H. Cunningham	Director	March 3, 2014

/s/ DOUGLAS W. MCCORMICK
Douglas W. McCormick	Chairman of the Board	March 3, 2014

/s/ JOHN R. MUSE
John R. Muse	Director	March 3, 2014

/s/ MICHAEL A. PAUSIC
Michael A. Pausic	Director	March 3, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LIN Media LLC:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LIN Media LLC and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Dedicated Media, Inc. (“Dedicated Media”) and HYFN, Inc. (“HYFN”) from its assessment of internal control over financial reporting as of December 31, 2013 because they were acquired by the Company in purchase business combinations in April 2013. We have also excluded Dedicated Media and HYFN from our audit of internal control over financial reporting. Dedicated Media and HYFN’s assets each represent 1% of consolidated total assets as of December 31, 2013 and net revenues from Dedicated Media and HYFN represent 3% and less than 1%, respectively, of consolidated net revenue for the year ended December 31, 2013.

/s/PricewaterhouseCoopers LLP

Hartford, Connecticut
March 3, 2014

Part I. Financial Information
Item 1.    Consolidated Financial Statements

LIN Media LLC
Consolidated Balance Sheets

	December 31,
	2013	2012
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,525	$46,307
Accounts receivable, less allowance for doubtful accounts (2013—$3,188; 2012—$3,599)	145,309	126,150
Deferred income tax assets	6,898	—
Other current assets	15,201	6,863
Total current assets	179,933	179,320
Property and equipment, net	221,078	241,491
Deferred financing costs	16,448	19,135
Goodwill	203,528	192,514
Broadcast licenses	536,515	536,515
Other intangible assets, net	47,049	59,554
Other assets	12,299	12,885
Total assets (a)	$1,216,850	$1,241,414
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$17,364	$10,756
Accounts payable	14,002	18,955
Income taxes payable	1,420	766
Accrued expenses	51,696	153,246
Deferred income tax liabilities	—	168,219
Program obligations	7,027	10,770
Total current liabilities	91,509	362,712
Long-term debt, excluding current portion	927,328	879,471
Deferred income tax liabilities	64,686	40,556
Program obligations	4,146	4,281
Other liabilities	27,209	42,716
Total liabilities (a)	1,114,878	1,329,736
Commitments and Contingencies (Note 13)
Redeemable noncontrolling interest	12,845	3,242
LIN Media LLC shareholders' equity (deficit):
Class A common shares, 100,000,000 shares authorized, Issued: 39,013,005 and 35,672,528 shares as of December 31, 2013 and 2012, respectively, Outstanding: 34,065,346 and 30,724,869 shares as of December 31, 2013 and 2012, respectively (b)	624,564	313
Class B common shares, 50,000,000 shares authorized, 20,901,726 and 23,401,726 shares as of December 31, 2013 and 2012, respectively, issued and outstanding; convertible into an equal number of shares of class A or class C common shares (b)	518,395	235
Class C common shares, 50,000,000 shares authorized, 2 shares as of December 31, 2013 and 2012, issued and outstanding; convertible into an equal number of shares of class A common shares	—	—
Treasury shares, 4,947,659 of class A common shares as of December 31, 2013 and 2012, at cost (b)	(21,984)	(21,984)
Additional paid-in capital (b)	—	1,129,691
Accumulated deficit	(1,006,322)	(1,164,435)
Accumulated other comprehensive loss	(25,526)	(35,384)
Total shareholders' equity (deficit)	89,127	(91,564)
Total liabilities, redeemable noncontrolling interest and shareholders' equity (deficit)	$1,216,850	$1,241,414
_____________________________________________________________________

(a)
Our consolidated assets as of December 31, 2013 and 2012 include total assets of $56,056 and $60,380, respectively, of variable interest entities ("VIEs") that can only be used to settle the obligations of the VIEs. These assets include broadcast licenses and other intangible assets of $44,677 and $46,604 and program rights of $2,186 and $2,060 as of December 31, 2013 and 2012, respectively. Our consolidated liabilities as of December 31, 2013 and 2012 include $4,126 and $4,577, respectively, of total liabilities of the VIEs for which the VIE's creditors have no recourse to the Company, including $2,727 and $4,152, respectively, of program obligations. See further description in Note 1—"Basis of Presentation and Summary of Significant Accounting Policies."

(b)
In conjunction with the Merger of LIN TV with and into LIN LLC on July 30, 2013, LIN LLC was deemed the successor reporting entity to LIN TV. As such, the additional paid-in capital amount within LIN LLC's shareholders' equity as of December 31, 2013 has been allocated to the Class A and B share balances to conform to LIN LLC's basis of presentation as a limited liability company. For purposes of LIN TV's shareholders' deficit balance as of December 31, 2012, LIN TV's class A, B and C common shares had a par value of $0.01 per share that is not reflected as of December 31, 2013, as each share represents a limited liability interest in LIN LLC.

The accompanying notes are an integral part of the consolidated financial statements.

LIN Media LLC
Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Net revenues	$652,363	$553,462	$400,003
Operating expenses:
Direct operating	251,078	160,222	130,618
Selling, general and administrative	162,550	125,267	103,770
Amortization of program rights	29,242	23,048	21,406
Corporate	41,377	34,246	26,481
Depreciation	46,854	32,149	26,246
Amortization of intangible assets	22,826	6,364	1,199
Restructuring	3,895	1,009	707
Contract termination costs (Note 12)	3,887	—	—
Loss from asset dispositions	710	96	472
Operating income	89,944	171,061	89,104
Other expense:
Interest expense, net	56,607	46,683	50,706
Share of loss in equity investments	56	98,309	4,957
Gain on derivative instruments	—	—	(1,960)
Loss on extinguishment of debt	—	3,341	1,694
Other expense, net	2,100	237	51
Total other expense, net	58,763	148,570	55,448
Income before (benefit from) provision for income taxes	31,181	22,491	33,656
(Benefit from) provision for income taxes	(125,420)	40,463	(16,045)
Income (loss) from continuing operations	156,601	(17,972)	49,701
Discontinued operations:
Loss from discontinued operations, net of a benefit from income taxes of $541 and $595 for the years ended December 31, 2012 and 2011, respectively	—	(1,018)	(920)
Gain on sale of discontinued operations, net of a provision for income taxes of $6,223 for the year ended December 31, 2012	—	11,389	—
Net income (loss)	156,601	(7,601)	48,781
Net (loss) income attributable to noncontrolling interests	(1,512)	(556)	204
Net income (loss) attributable to LIN Media LLC	$158,113	$(7,045)	$48,577
Basic income (loss) per common share attributable to LIN Media LLC:
Income (loss) from continuing operations attributable to LIN Media LLC	$3.02	$(0.32)	$0.89
Loss from discontinued operations, net of tax	—	(0.02)	(0.02)
Gain on sale of discontinued operations, net of tax	—	0.21	—
Net income (loss) attributable to LIN Media LLC	$3.02	$(0.13)	$0.87
Weighted-average number of common shares outstanding used in calculating basic income (loss) per common share	52,439	54,130	55,768
Diluted income (loss) per common share attributable to LIN Media LLC:
Income (loss) from continuing operations attributable to LIN Media LLC	$2.84	$(0.32)	$0.87
Loss from discontinued operations, net of tax	—	(0.02)	(0.02)
Gain on sale of discontinued operations, net of tax	—	0.21	—
Net income (loss) attributable to LIN Media LLC	$2.84	$(0.13)	$0.85
Weighted-average number of common shares outstanding used in calculating diluted income (loss) per common share	55,639	54,130	57,079
The accompanying notes are an integral part of the consolidated financial statements.

LIN Media LLC
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income (loss)	$156,601	$(7,601)	$48,781
Pension net gain (loss), net of tax of $5,705, $1,523 and $(7,291) for the years ended December 31, 2013, 2012 and 2011, respectively	8,738	2,424	(11,212)
Amortization of pension net losses, net of tax of $734, $609 and $379 for the years ended December 31, 2013, 2012 and 2011, respectively, reclassified	1,120	969	374
Comprehensive income (loss)	166,459	(4,208)	37,943
Comprehensive (loss) income attributable to noncontrolling interest	(1,512)	(556)	204
Comprehensive income (loss) attributable to LIN Media LLC	$167,971	$(3,652)	$37,739
The accompanying notes are an integral part of the consolidated financial statements.

LIN Media LLC
Consolidated Statement of Shareholders' Equity
(in thousands, except share data)

	Common Stock
	Class A		Class B		Class C		Treasury Shares (at cost)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	35,672,528	$313	23,401,726	$235	2	$—	$(21,984)	$1,129,691	$(1,164,435)	$(35,384)	$(91,564)
Pension liability adjustment, net of tax of $6,439	—	—	—	—	—	—	—	—	—	9,858	9,858
Issuance of class A common shares	840,477	395	—	—	—	—	—	1,450	—	—	1,845
Conversion of class B common shares to class A common shares	2,500,000	25	(2,500,000)	(25)	—	—	—		—	—	—
Tax benefit from exercise of share options	—	—	—	—	—	—	—	1,591	—	—	1,591
Share-based compensation	—	2,593	—	—	—	—	—	6,691	—	—	9,284
Net income	—	—	—	—	—	—	—	—	158,113	—	158,113
Effect of the Merger	—	621,238	—	518,185	—	—	—	(1,139,423)	—	—	—
Balance at December 31, 2013	39,013,005	$624,564	20,901,726	$518,395	2	$—	$(21,984)	$—	$(1,006,322)	$(25,526)	$89,127
The accompanying notes are an integral part of the consolidated financial statements.

LIN Media LLC
Consolidated Statement of Stockholders' Deficit
(in thousands, except share data)

	Common Shares
	Class A		Class B		Class C		Treasury Shares (at cost)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	34,650,169	$309	23,401,726	$235	2	$—	$(10,598)	$1,121,589	$(1,157,390)	$(38,777)	$(84,632)
Pension liability adjustment, net of tax of $2,132	—	—	—	—	—	—	—	—	—	3,393	3,393
Issuance of class A common stock	1,022,359	4	—	—	—	—	—	1,310	—	—	1,314
Stock-based compensation	—	—	—	—	—	—	—	6,792	—	—	6,792
Purchase of LIN TV class A common stock	—	—	—	—	—	—	(11,386)	—	—	—	(11,386)
Net loss	—	—	—	—	—	—	—	—	(7,045)	—	(7,045)
Balance at December 31, 2012	35,672,528	$313	23,401,726	$235	2	$—	$(21,984)	$1,129,691	$(1,164,435)	$(35,384)	$(91,564)
The accompanying notes are an integral part of the consolidated financial statements.

LIN Media LLC
Consolidated Statement of Stockholders' Deficit
(in thousands, except share data)

	Common Stock
	Class A		Class B		Class C		Treasury Stock (at cost)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	32,509,759	$294	23,502,059	$235	2	$—	$(7,869)	$1,109,814	$(1,205,967)	$(27,939)	$(131,432)
Pension liability adjustment, net of tax of $(6,912)	—	—	—	—	—	—	—	—	—	(10,838)	(10,838)
Issuance of LIN TV Corp. class A common stock	1,150,000	12	—	—	—	—	—	4,761	—	—	4,773
Purchase of LIN TV Corp. class A common stock							(2,729)				(2,729)
Stock-based compensation	890,077	3	—	—	—	—	—	7,014	—	—	7,017
Conversion of class B common stock to class A common stock	100,333	—	(100,333)
Net income	—	—	—	—	—	—	—	—	48,577	—	48,577
Balance at December 31, 2011	34,650,169	$309	23,401,726	$235	2	$—	$(10,598)	$1,121,589	$(1,157,390)	$(38,777)	$(84,632)
The accompanying notes are an integral part of the consolidated financial statements.

LIN Media LLC
Consolidated Statements of Cash Flows

	Year ended December 31,
	2013	2012	2011
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$156,601	$(7,601)	$48,781
Loss from discontinued operations	—	1,018	920
Gain on sale of discontinued operations	—	(11,389)	—
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	46,854	32,149	26,246
Amortization of intangible assets	22,826	6,364	1,199
Amortization of financing costs and note discounts	3,638	2,589	3,755
Amortization of program rights	29,242	23,048	21,406
Cash payments for programming	(31,677)	(24,258)	(24,622)
Loss on extinguishment of debt	—	1,830	1,694
Gain on derivative instruments	—	—	(1,960)
Share of loss in equity investments	56	98,309	4,957
Deferred income taxes, net	(27,222)	38,263	(16,586)
Extinguishment of income tax liability related to the Merger	(131,481)	—	—
Share-based compensation	9,374	6,857	6,176
Loss from asset dispositions	710	96	472
Other, net	(1,155)	1,724	754
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,958)	(33,403)	(8,825)
Other assets	(4,254)	(2,146)	(138)
Accounts payable	(8,679)	7,983	3,318
Income taxes payable	654	—	—
Accrued interest expense	4,327	1,746	(851)
Other liabilities and accrued expenses	(9,889)	6,256	(3,634)
Net cash provided by operating activities, continuing operations	48,967	149,435	63,062
Net cash used in operating activities, discontinued operations	—	(2,736)	(402)
Net cash provided by operating activities	48,967	146,699	62,660
INVESTING ACTIVITIES:
Capital expenditures	(29,374)	(28,230)	(20,069)
Change in restricted cash	—	255,159	(255,159)
Payments for business combinations, net of cash acquired	(10,082)	(358,495)	(9,033)
Proceeds from the sale of assets	86	79	74
Payments on derivative instruments	—	—	(2,020)
Shortfall loans to joint venture with NBCUniversal	—	(2,292)	(2,483)
Capital contribution to joint venture with NBCUniversal	(100,000)	—	—
Other investments, net	—	—	(375)
Net cash used in investing activities, continuing operations	(139,370)	(133,779)	(289,065)
Net cash provided by (used in) investing activities, discontinued operations	—	29,520	(115)
Net cash used in investing activities	(139,370)	(104,259)	(289,180)
FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director share-based compensation	1,845	1,314	841
Tax benefit from exercises of share options	1,591	—	—
Proceeds from borrowings on long-term debt	139,000	328,333	417,695
Principal payments on long-term debt	(85,160)	(322,179)	(175,216)
Payment of long-term debt issue costs	(655)	(10,272)	(7,662)
Treasury shares purchased	—	(11,386)	(2,729)
Net cash provided by (used in) financing activities	56,621	(14,190)	232,929
Net (decrease) increase in cash and cash equivalents	(33,782)	28,250	6,409
Cash and cash equivalents at the beginning of the period	46,307	18,057	11,648
Cash and cash equivalents at the end of the period	$12,525	$46,307	$18,057
   The accompanying notes are an integral part of the consolidated financial statements.

LIN Media LLC
Notes to Consolidated Financial Statements
Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
LIN Media LLC ("LIN LLC"), together with its subsidiaries, including LIN Television Corporation ("LIN Television"), is a local multimedia company operating in the United States. LIN LLC and its subsidiaries are affiliates of Hicks, Muse & Co. Partners, L.P. ("HMC"). In these notes, the terms "Company," "we," "us" or "our" mean LIN LLC and all subsidiaries included in our consolidated financial statements.
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
LIN LLC filed a Current Report on Form 8-K on July 31, 2013 (the “Form 8-K”) for the purpose of establishing LIN LLC as the successor registrant to LIN TV pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to disclose certain related matters, including the consummation of the Merger. Pursuant to Rule 12g-3(a) under the Exchange Act and in accordance with the filing of the Form 8-K, the class A common shares representing limited liability interests in LIN LLC, as the successor registrant to LIN TV, were deemed registered under Section 12(b) of the Exchange Act. References to "LIN LLC," "we," "us," or the "Company" in this Annual Report on Form 10-K that include any period at and before the effectiveness of the Merger shall be deemed to refer to LIN TV as the predecessor registrant to LIN LLC. For more information concerning the effects of the Merger and the succession of LIN LLC to LIN TV upon its effectiveness, please see the Form 8-K.
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
Joint Venture Sale Transaction
On February 12, 2013, we, along with our wholly-owned subsidiaries LIN Television and LIN Television of Texas, L.P., a Delaware limited partnership (“LIN Texas”), entered into and closed the transactions contemplated by a transaction agreement (the “Transaction Agreement”) with NBC Telemundo License LLC, a Delaware limited liability company (“NBC”), NBCU New LLC I, a Delaware limited liability company, NBCU New LLC II, a Delaware limited liability company, General Electric Company, a New York corporation (“GE”), General Electric Capital Corporation, a Delaware corporation (“GECC” and together with GE, the “GE Parties”), National Broadcasting Company Holding, Inc., a Delaware corporation, Comcast Corporation, a Pennsylvania corporation (“Comcast”), NBCUniversal Media, LLC, a Delaware limited liability company (“NBCUniversal”), Lone Star SPV,

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

LLC, a Delaware limited liability company and Station Venture Holdings, LLC, a Delaware limited liability company (“SVH”). SVH held a 99.75% interest in Station Venture Operations, LP (“SVO”), which is the operating company that managed KXAS-TV and KNSD-TV, the television stations that comprised the joint venture. The Transaction Agreement effected a series of transactions related to the ownership and sale of LIN Texas's 20.38% equity interest in SVH, a joint venture in which NBC, an affiliate of NBCUniversal, held the remaining 79.62% equity interest (collectively, the “JV Sale Transaction”).
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
We accrued for and expensed the $100 million capital contribution to SVH to secure the release of the GECC Guarantee and recorded the related tax effects of the JV Sale Transaction and the capital contribution in our consolidated financial statements as of December 31, 2012 because it represented a probable and estimable obligation of the Company. In February 2013, we entered into a $60 million incremental term loan facility and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million capital contribution. As a result of the JV Sale Transaction, after utilizing all of our available federal net operating loss carryforwards to offset the taxable gain recognized in such transaction, we had a $162.8 million income tax payable associated with this transaction remaining, $131.5 million of which was extinguished as a result of the closing of the transactions contemplated by the Merger Agreement further described below.
Concurrent with the closing of the JV Sale Transaction, LIN TV entered into the Merger Agreement with LIN LLC as described above. The Merger enabled the surviving entity to be classified as a partnership for federal income tax purposes and the change in classification was treated as a liquidation of LIN TV for federal income tax purposes, and LIN TV realized a capital loss in its 100% equity interest in LIN Television.
Based on an average of the opening and closing trading prices of LIN TV's class A common stock on the day of the Merger, LIN TV realized a capital loss in the amount of approximately $343 million, which represented the difference between its tax basis in the stock of LIN Television, and the fair market value of such stock as of July 30, 2013. The capital loss realized and existing net operating losses were used to offset a portion of the capital gain recognized in the JV Sale Transaction and, we realized cash savings of $131.5 million, resulting in a remaining tax liability of $31.3 million associated with the JV Sale Transaction. We made state and federal tax payments to settle this tax liability during the fourth quarter of 2013.
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

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

We determined that WBDT, Vaughan and KASY are VIEs and as a result of the JSAs and/or SSAs, we have variable interests in these entities. We are the primary beneficiary of these entities, and therefore, we consolidate these entities within our consolidated financial statements.
The carrying amounts and classifications of the assets and liabilities of the variable interest entities described above, which have been included in our consolidating balance sheets as of December 31, 2013 and 2012 were as follows (in thousands):

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$278	$418
Accounts receivable, net	6,345	6,021
Other assets	927	2,092
Total current assets	7,550	8,531
Property and equipment, net	2,469	3,190
Broadcast licenses and other intangible assets, net	44,677	46,604
Other assets	1,360	2,055
Total assets	$56,056	$60,380
LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,162	$1,451
Accounts payable	63	—
Accrued expenses	1,336	425
Program obligations	1,303	2,185
Total current liabilities	3,864	4,061
Long-term debt, excluding current portion	3,005	3,950
Program obligations	1,424	1,967
Other liabilities	47,763	50,402
Total liabilities	$56,056	$60,380
The assets of our consolidated VIEs can only be used to settle the obligations of the VIEs, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other liabilities of $47.8 million and $50.4 million as of December 31, 2013 and 2012, respectively, serve to reduce the carrying value of the entities, and are eliminated in our consolidated financial statements. This reflects the fact that as of December 31, 2013 and 2012, LIN Television has an option that it may exercise if the Federal Communications Commission ("FCC") attribution rules change. The option would allow LIN Television to acquire the assets or member's interest of the VIE entities for a nominal exercise price, which is significantly less than the carrying value of their tangible and intangible net assets.
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
Cash and cash equivalents
Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. All of our available cash is on deposit with banking institutions that we believe to be financially sound. We had no material losses on our cash or cash equivalents during 2013.

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

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
Revenue recognition
We recognize local, national and political advertising sales, net of agency commissions, during the period in which the advertisements or programs are aired on our television stations, and when payment is reasonably assured. Internet and mobile advertisement sales are recognized when the advertisement is displayed on our websites or the websites of our advertising network. We recognize retransmission consent fees in the period in which our service is delivered. Revenue generated by our digital companies is recognized over the service delivery period when necessary provisions of the contracts have been met. In addition, for the sale of third-party products and services by our digital companies, we evaluate whether it is appropriate to recognize revenue based on the gross amount billed to the customer or the net amount retained by us.
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

	Year Ended December 31,
	2013	2012	2011
Barter revenue	$5,552	$4,220	$4,071
Barter expense	(5,455)	(4,176)	(3,967)
Advertising expense
Advertising costs are expensed as incurred. We incurred advertising costs in the amounts of $3.9 million, $3.1 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

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
We test the impairment of goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. We proceed directly to the first step of the impairment test without attempting to qualitatively assess whether an impairment was more likely than not. Our reporting units are comprised of each of the markets in which our television stations operate, LIN Digital, Nami Media, Dedicated Media, Inc. ("Dedicated Media") and HYFN, Inc. ("HYFN"). The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical and projected performance of the reporting unit and prevailing values in the markets for similar assets. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing a hypothetical purchase price allocation, using the reporting unit's fair value (as determined in step one) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recognized in an amount equal to that excess, but not more than the carrying value of the goodwill. An impairment assessment could be triggered by a significant reduction, or a forecast of such reductions, in operating results or cash flows at one or more of our reporting units, a significant adverse change in the national or local advertising marketplaces in which our television stations operate, or by adverse changes to FCC ownership rules, among other factors. We recorded an impairment charge during 2011, which is more fully described in Note 6—"Intangible Assets."
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
Share-based compensation
As of December 31, 2013, we have several share-based employee compensation plans, which are described more fully in Note 9—"Share-Based Compensation." We estimate the fair value of share option awards using a Black-Scholes valuation model. The Black-Scholes valuation model requires us to make assumptions and judgments about the variables used in the calculation, including the option's expected term, the expected volatility of the underlying shares and the number of share option awards that are expected to be forfeited. The expected term represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Expected volatility is based on historical trends for our class A common shares over the expected term. Expected forfeitures are estimated using our historical experience. If future changes in estimates differ significantly from our current estimates, our future share-based compensation expense and results of operations could be materially impacted.

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

The following table presents the share-based compensation expense included in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Direct operating	$320	$270	$256
Selling, general and administrative	1,460	1,019	1,266
Corporate	7,594	5,568	4,654
Total share-based compensation	$9,374	$6,857	$6,176
Our accounting policy is to follow the tax law ordering approach regarding net operating losses and determining when tax benefits are realized related to excess share option deductions and credited to equity.
Income taxes
Deferred income taxes are recognized based on temporary differences between the financial statement and the tax basis of assets and liabilities using statutory tax rates in effect in the years in which the temporary differences are expected to reverse. We consider future taxable income and feasible tax planning strategies in assessing the need for establishing or removing a valuation allowance. We record or subsequently remove a valuation allowance to reflect our deferred tax assets to an amount that is more likely than not to be realized. In the event that our determination changes regarding the realization of all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset is recorded to our consolidated statement of operations in the period in which such a determination is made. Due to the change in tax structure as a result of the Merger, we reversed an $18.2 million valuation allowance and recognized a corresponding tax benefit during 2013. For further discussion regarding this reversal, see Note 14 - "Income Taxes."
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
Concentration of credit risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Concentration of credit risk with respect to cash and cash equivalents and investments are limited as we maintain primary banking relationships with only large nationally recognized institutions. We evaluated the viability of these institutions as of December 31, 2013 and we believe our risk is minimal. Credit risk with respect to trade receivables is limited, as our trade receivables are primarily related to advertising revenues generated from a large diversified group of local and nationally recognized advertisers and advertising agencies. We do not require collateral or other security against trade receivable balances, however, we do maintain reserves for potential bad debt losses, which are based on historical bad debt experience and an assessment of specific risks, and such reserves and bad debts have been within management's expectations for all years presented.
Earnings per share
Basic earnings per share ("EPS") is computed by dividing income attributable to common shareholders by the number of weighted-average outstanding common shares. Diluted EPS reflects the effect of the assumed exercise of share options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the weighted-average common shares outstanding for purposes of calculating basic and diluted income (loss) per common share (in thousands):

	Year Ended December 31,
	2013	2012	2011
Numerator for earnings per common share calculation:
Income (loss) from continuing operations	$156,601	$(17,972)	$49,701
Net (loss) income attributable to noncontrolling interest included in continuing operations	(1,512)	(556)	204
Income (loss) from continuing operations attributable to LIN LLC	158,113	(17,416)	49,497
Income (loss) from discontinued operations, including gain on sale	—	10,371	(920)
Net income (loss) attributable to LIN LLC	$158,113	$(7,045)	$48,577
Denominator for earnings per common share calculation:
Weighted-average common shares, basic	52,439	54,130	55,768
Effect of dilutive securities:
Share options and restricted shares	3,200	—	1,311
Weighted-average common shares, diluted	55,639	54,130	57,079

We apply the treasury stock method to measure the dilutive effect of our outstanding share options and restricted share awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Potentially dilutive securities representing 0.1 million, 1.2 million, and 0.4 million weighted shares of common shares issuable for share options and restricted shares for the years ended December 31, 2013, 2012 and 2011, respectively, were excluded from the computation of diluted income (loss) per common share for these periods because their effect would have been anti-dilutive. The net income (loss) per share amounts are the same for our class A, class B and class C common shares because the holders of each class are legally entitled to equal per share amounts whether through distributions or in liquidation.
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
Redeemable noncontrolling interest
The following table presents the activity of the redeemable noncontrolling interest included in our consolidated balance sheets related to Nami Media, HYFN and Dedicated Media, which represents third parties’ proportionate share of our consolidated net assets (in thousands):

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

Redeemable Noncontrolling Interest
Acquisition of redeemable noncontrolling interest	$3,503
Net loss	(556)
Share-based compensation	295
Balance as of December 31, 2012	3,242
Acquisition of redeemable noncontrolling interest	11,025
Net loss	(1,512)
Share-based compensation	90
Balance as of December 31, 2013	$12,845
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
Note 2—Acquisitions
Federated Media Publishing, Inc.
On February 3, 2014, LIN Digital Media LLC, a wholly owned subsidiary of LIN Television, acquired 100% of the capital stock of Federated Media Publishing, Inc. ("Federated Media"), which we subsequently converted into a Delaware limited liability company. Federated Media is a digital content and conversational marketing company that leverages the relationships and content from its publishing network to deliver contextually relevant advertising and conversational and engagement tools that reach agencies’ and brands’ targeted audiences across digital and social media platforms. The purchase price totaled $22.4 million plus an adjustment for working capital delivered at closing and was funded from cash on hand and amounts drawn on our revolving credit facility.

We are in the process of making preliminary estimates of the fair value of the assets acquired and liabilities assumed of Federated Media, utilizing information available at the time of this report and these estimates are subject to refinement until all pertinent information has been obtained. We expect to complete the process of finalizing the purchase accounting and final estimates of fair value of assets and liabilities during the twelve months following the acquisition.

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

Dedicated Media, Inc.
On April 9, 2013, LIN Television acquired a 60% interest (calculated on a fully diluted basis) in Dedicated Media, a multi-channel advertisement buying and optimization company. Dedicated Media employs new technologies to create, plan and execute digital marketing campaigns on behalf of its clients. The purchase price totaled $5.8 million, which was funded from cash on hand at the time of the acquisition.
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
The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by us in the acquisition (in thousands):

Current assets	$7,315
Equipment	99
Definite-lived intangible assets	4,620
Goodwill	1,854
Current liabilities	(4,302)
Noncontrolling interest	(3,834)
Total	$5,752
The amount allocated to definite-lived intangible assets represents the estimated fair values of customer relationships of $3.9 million, completed technology of $0.5 million, and trademarks of $0.2 million. These intangible assets will be amortized over the estimated remaining useful lives of approximately 8 years for customer relationships, 4 years for completed technology and 2 years for trademarks.
HYFN, Inc.
On April 4, 2013, LIN Television acquired a 50.1% interest (calculated on a fully diluted basis) in HYFN, a full service digital advertising agency specializing in the planning, development, deployment and support for websites, mobile sites, interactive banners, games and various applications for multiple devices. The purchase price totaled $7.2 million, $6.9 million of which was funded from cash on hand and $0.3 million was accrued at the time of the acquisition and was subsequently paid in accordance with the provisions of the purchase agreement during the first quarter of 2014.
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
The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by us in the acquisition (in thousands):

Current assets	$3,759
Non-current assets	13
Equipment	179
Definite-lived intangible assets	3,580
Goodwill	9,160
Current liabilities	(920)
Non-current liabilities	(1,361)
Noncontrolling interest	(7,191)
Total	$7,219

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

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
Goodwill of $1.9 million and $9.2 million is the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired, and primarily represents the benefits of the incremental revenue we expect to generate from the acquisitions of Dedicated Media and HYFN, respectively. None of the goodwill recognized in connection with the acquisitions of Dedicated Media and HYFN is deductible for tax purposes.
Our obligations to purchase the noncontrolling interest holders’ shares of both Dedicated Media and HYFN are outside of our control, because they are based on the achievement of certain financial targets described above. Therefore, the noncontrolling interest related to Dedicated Media and HYFN as of December 31, 2013 has been reported as redeemable noncontrolling interest and classified as temporary equity on our consolidated balance sheets. As of the acquisition dates, the fair values of the noncontrolling interests were $3.8 million and $7.2 million for Dedicated Media and HYFN, respectively, and were measured based on the purchase prices for our 60% and 50.1% ownership interest in Dedicated Media and HYFN, respectively, and the net assets acquired as of the acquisition dates. As of December 31, 2013, we believe that achievement of the financial targets is not yet probable and therefore, have not reflected these obligations in our consolidated financial statements.
If we do not purchase the remaining outstanding shares of Dedicated Media or HYFN by the dates set forth in the respective purchase agreements, the noncontrolling interest holders have the right to purchase our interest. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the applicable financial targets are not met and we do not elect to purchase the remaining interest. The fair value of our elective purchase options, and the fair value of the options held by the noncontrolling interest holders is zero and no amounts related to these options are included in our consolidated financial statements as of December 31, 2013.
Net revenues and operating loss of HYFN and Dedicated Media included in our consolidated statements of operations for the year ended December 31, 2013 were $24.2 million and $(2.8) million, respectively.
New Vision Acquisition
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

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

approximately 2 years for network affiliations, 32 years for favorable leases, 10 years for advertiser relationships, 5 years for retransmission consent agreements, and a weighted average life of 6 years for other intangible assets.
The results of operations for the year ended December 31, 2012 include the results of the New Vision stations since October 12, 2012. Net revenues and operating income of the television stations acquired during 2012 included in our consolidated statements of operations for the year ended December 31, 2012 were $40 million and $11.2 million, respectively.
Pro Forma Information
The following table sets forth unaudited pro forma results of operations, assuming that the acquisition of the television stations from New Vision, along with transactions necessary to finance the acquisition, occurred on January 1, 2011 (in thousands):

	2012	2011
Net revenue	$658,163	$514,340
Net (loss) income	$(11,720)	$23,950
Basic (loss) income per common share attributable to LIN LLC	$(0.22)	$0.43
Diluted (loss) income per common share attributable to LIN LLC	$(0.22)	$0.42
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
In connection with the acquisition of television stations from New Vision, we and New Vision incurred a combined total of $7.3 million of transaction related costs primarily related to legal and other professional services. These costs were not included in the 2012 pro forma amounts. The 2011 pro forma net income was adjusted to include these costs, as they are directly attributable to the acquisition.
ACME Television Acquisition
On December 10, 2012, LIN Television acquired certain assets of the ACME Television, LLC ("ACME") television stations KWBQ-TV, KRWB-TV and KASY-TV (collectively the "Acquired Stations"), each of which serves the Albuquerque-Santa Fe, NM market. KASY-TV Licensee, LLC ("KASY"), an unrelated third party, acquired the remaining assets of the Acquired Stations, including the FCC license. The aggregate purchase price for the Acquired Stations was $19 million, of which we paid approximately $17.3 million and KASY paid approximately $1.7 million.
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

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

acquisitions of the television stations from New Vision and ACME, respectively.  All of the goodwill recognized in connection with the acquisitions of New Vision and ACME is deductible for tax purposes.
During the year ended December 31, 2013, certain measurement period adjustments were made to the initial allocation performed in the fourth quarter of 2012 for the New Vision and ACME acquisitions, which were not material to the consolidated financial statements.
Nami Media, Inc.
On November 22, 2011, LIN Television acquired a 57.6% interest (a 50.1% interest calculated on a fully diluted basis) in Nami Media Inc. ("Nami Media"), a digital advertising management and technology company. During 2013, Nami Media did not achieve the minimum threshold of earnings before interest, taxes, depreciation and amortization ("EBITDA") required to obligate LIN LLC to acquire the remaining outstanding shares. As of the date of this report, we have not exercised our option to acquire the remaining outstanding shares.
Note 3—Discontinued Operations
WWHO-TV
On February 16, 2012, we completed the sale of substantially all of the assets of WWHO-TV, our CW affiliate serving Columbus, OH. During the year ended December 31, 2012, we recorded a loss on the sale of WWHO-TV of $0.4 million ($0.3 million, net of tax).
WUPW-TV
On April 21, 2012, we completed the sale of substantially all of the assets of WUPW-TV to WUPW, LLC. During the year ended December 31, 2012, we recorded a gain on the sale of WUPW-TV of $18 million ($11.7 million, net of tax).
The following presents summarized information for the discontinued operations as follows (in thousands):

	2012			2011
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total
Net revenues	$440	$2,193	$2,633	$4,236	$7,585	$11,821
Operating (loss) income	(393)	(1,166)	(1,559)	(699)	1,079	380
Net (loss) income	(252)	(766)	(1,018)	(1,427)	507	(920)
Note 4—Investments
Joint Venture with NBCUniversal
As of December 31, 2012, we held a 20.38% interest in SVH, a joint venture with NBCUniversal, and accounted for our interest using the equity method, as we did not have a controlling interest. SVH held a 99.75% interest in SVO, which is the operating company that managed KXAS-TV and KNSD-TV, the television stations that comprised the joint venture.
As further described in Note 1 - "Basis of Presentation and Summary of Significant Accounting Policies" and Note 13—"Commitments and Contingencies," on February 12, 2013, LIN TV, LIN Television, and LIN Texas entered into and simultaneously closed the transactions contemplated by the Transaction Agreement among subsidiaries of NBCUniversal, Comcast, the GE Parties, and SVH.
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

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

The following table presents summarized financial information of SVH and SVO for the period from January 1, 2013 through February 12, 2013 and the years ending December 31, 2012 and 2011 (in thousands):

	January 1 - February 12,	Year Ended December 31,
	2013	2012	2011
SVO:
Net revenues	$11,951	$143,474	$118,833
Operating expenses	(9,148)	(79,124)	(71,350)
Net income before taxes	2,805	64,653	47,791
Net income after taxes	2,793	64,515	47,743
SVH:
Equity in income from limited partnership in SVO	$2,786	$64,354	$47,624
Interest and other expense	(8,039)	(69,365)	(68,003)
Net loss	(5,253)	(5,011)	(20,379)

Cash distributions to SVH from SVO	6,905	55,025	53,846
Shortfall loans from LIN Television to SVH	—	2,292	2,483
Shortfall loans from General Electric Company ("GE") to SVH	—	8,954	9,701

	February 12,	December 31,
	2013 (2)	2012
SVH:
Cash and cash equivalents	$6,905	$—
Non-current assets	205,433	209,552
Current liabilities	8,155	544
Non-current liabilities(1)	865,354	864,927
Shortfall loans outstanding and accrued interest payable to LIN Television from SVH	10,159	10,080
Shortfall loans outstanding and accrued interest payable to NBCUniversal and General Electric from SVH	39,695	39,382
_______________________________________________________________________________

(1)
See Note 13—"Commitments and Contingencies" for further description of the GECC Note. Non-current liabilities includes shortfall loans outstanding and accrued interest payable to the joint venture partners.

(2)	Represents balances prior to the effect of the JV Sale Transaction.
In 2008, we recorded an impairment charge that reduced the carrying value of our investment in SVH to $0. Subsequent to the reduction of the SVH carrying value to $0, and as a result of our guarantee of the GECC Note as further described in Note 13—"Commitments and Contingencies", we suspended recognition of equity method losses in our consolidated financial statements.
During the years ended December 31, 2012 and 2011, based on our estimate of our probable shortfall obligations to the joint venture, we recognized contingent liabilities of $4.2 million and $4.7 million, respectively, for the amounts that LIN Television expected to loan to SVH pursuant to the shortfall funding agreements with the GE Parties and NBCUniversal, as further described in Note 13—"Commitments and Contingencies." Because of uncertainty surrounding the joint venture's ability to repay shortfall loans, we concluded that it was more likely than not that the amounts recognized for accrued shortfall loans would not be recovered within a reasonable period of time, and concurrently recognized charges of $4.2 million and $4.7 million in 2012 and 2011, respectively, to reflect the impairment of the shortfall loans, which were classified within Share of loss in equity investments in our consolidated statement of operations. As a result of the JV Sale Transaction, as of February 12, 2013, we had no further shortfall funding obligations. Therefore, as of December 31, 2012, the remaining accrued shortfall funding liability of $6 million was also reversed and reflected in the Share of loss in equity investments line of our consolidated statement of operations.

Note 5—Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Land and land improvements	$21,152	$21,147
Buildings and fixtures	179,209	176,940
Broadcast equipment and other	319,912	311,907
Total property and equipment	520,273	509,994
Less accumulated depreciation	(299,195)	(268,503)
Property and equipment, net	$221,078	$241,491
We recorded depreciation expense of $46.9 million, $32.1 million and $26.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Note 6—Intangible Assets
The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

	Weighted-Average Remaining Useful Life (in years)	December 31,
		2013	2012
Finite-Lived Intangible Assets:
Network affiliations	1	$32,996	$32,996
Customer relationships	9	14,941	8,631
Non-compete agreements	1	1,588	1,588
Completed technology	3	10,191	6,370
Favorable leases	31	8,573	8,573
Retransmission consent agreements	4	7,860	7,859
Other intangible assets	19	9,817	9,609
Accumulated amortization		(38,917)	(16,072)
Net finite-lived intangible assets		$47,049	$59,554
Indefinite-Lived Intangible Assets:
Broadcast licenses		$536,515	$536,515
Summary:
Goodwill		$203,528	$192,514
Broadcast licenses and finite-lived intangible assets, net		583,564	596,069
Total intangible assets		$787,092	$788,583
We recorded amortization expense of $22.8 million, $6.4 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The following table summarizes the projected aggregate amortization expense for the next five years and thereafter (in thousands):

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

Projected Aggregate Amortization Expense
For the years ended December 31,
2014	$15,971
2015	5,783
2016	4,980
2017	3,266
2018	2,042
Thereafter	15,007
Total	$47,049
There were no events during 2013, 2012 and 2011 to warrant the performance of an interim impairment test of our indefinite-lived intangible assets. We recorded a $1.6 million impairment charge related to discontinued operations for the year ended December 31, 2011.
The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012, respectively, are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Balance as of January 1, 2013 and 2012, respectively	$192,514	$122,069
Acquisitions	11,014	70,445
Balance as of December 31, 2013 and 2012, respectively	$203,528	$192,514

Note 7—Debt
Debt consisted of the following (in thousands):

	December 31,
	2013	2012
Senior Secured Credit Facility:
Revolving credit loans	$5,000	$—
$118,750 and $125,000 Term loans, net of discount of $345 and $435 as of December 31, 2013 and December 31, 2012, respectively	118,405	124,565
$314,200 and $257,400 Incremental term loans, net of discount of $1,684 and $2,020 as of December 31, 2013 and December 31, 2012, respectively	312,516	255,380
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	290,000
Capital lease obligations	14,604	14,881
Other debt	4,167	5,401
Total debt	944,692	890,227
Less current portion	17,364	10,756
Total long-term debt	$927,328	$879,471
Senior Secured Credit Facility

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

Our senior secured credit facility is comprised of a six-year, $125 million tranche A term loan and a five-year, $75 million revolving credit facility, and bears interest at a rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 1/2 of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin based upon our Consolidated Senior Secured Leverage Ratio, currently set at 2.75% and 1.75% for LIBOR based loans and ABR rate loans, respectively. Following the issuance of this report during the first quarter of 2014, these rates will be 3% and 2% for LIBOR based loans and ABR rate loans, respectively. Lastly, the unused portion of the revolving credit facility is subject to a commitment fee based upon our Consolidated Senior Secured Leverage Ratio, currently set at 0.375% for both LIBOR based loans and ABR rate loans and will increase to 0.5% following the issuance of this report during the first quarter of 2014 for both LIBOR based loans and ABR rate loans.
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
On December 24, 2012, we entered into an amendment to our Credit Agreement (the "Credit Agreement"), dated as of October 26, 2011, as amended on December 19, 2011, by and among LIN Television, JPMorgan Chase Bank, N.A., as Administrative Agent, and the banks and other financial institutions party thereto, which (1) replaced our $257.4 million tranche B term loan maturing in December 2018 with a new tranche B term loan of the same maturity which bears interest at a reduced rate and (2) made certain other changes to the Credit Agreement, including changes to the financial covenants therein that are favorable to LIN Television and its affiliates and (3) extended the maturity for a $60 million tranche of our revolving credit facility to October 2017 and on May 9, 2013, we extended the maturity date of the remaining $15 million tranche of our revolving credit facility to October 2017. We paid customary fees and expenses in connection with the closing of these amendments of $1.7 million. As a result of these amendments, we recorded a loss on extinguishment of debt of $1.2 million associated with a write-down of deferred financing fees and unamortized discount to our consolidated statement of operations during the year ended December 31, 2012.
The terms of the Credit Agreement provide for customary representations and warranties, affirmative and negative covenants (including financial covenants), and events of default. The Credit Agreement also provides for the payment of customary fees and expenses by us. The senior secured credit facility can be accelerated upon events of default and require the term loans to be prepaid under certain circumstances with amounts determined by reference to the proceeds from certain asset sales (subject to reinvestment rights), the incurrence of certain indebtedness and a percentage of annual excess cash flow.
The senior secured credit facility ranks senior in right of payment to our existing and future subordinated indebtedness. LIN LLC and certain of our existing, or hereafter created or acquired, domestic subsidiaries guarantee the credit facilities on a senior basis. LIN Television and each of our subsidiary guarantors have granted a security interest in all or substantially all of our assets to secure the obligations under senior secured credit facility, and LIN LLC has granted a security interest in its capital stock of LIN Television to secure such obligations.
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
The Credit Agreement governing our senior secured credit facility also requires on an annual basis, following the delivery of our year-end financial statements, and commencing after the year ended December 31, 2012, mandatory prepayments of principal of the term loans based on a computation of excess cash flow for the preceding fiscal year, as more fully described in the Credit Agreement. However, based on the excess cash flow computation for the year ended December 31, 2013, we will not be required to make such prepayments during the year ending December 31, 2014.
The incremental term loan facility is a senior secured obligation and ranks senior in right of payment to our existing and future subordinated indebtedness. The incremental term loan facility is guaranteed and secured on the same basis as the other credit facilities under the Credit Agreement. If we do not refinance, redeem or discharge our 8 3/8% Senior Notes on or prior to January 15,

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

2018, then, in such event, the maturity of the incremental term loan facility will be accelerated from December 21, 2018 to January 15, 2018.
The following table summarizes certain key terms including the LIBOR-based borrowing rates of our senior secured credit facility as of December 31, 2013 (in thousands):

	Credit Facility
	Revolving Facility	Term Loans	Incremental Term Loans
Final maturity date	10/26/2017	10/26/2017	12/21/2018
Available balance as of December 31, 2013	$70,000	$—	$—
Interest rates as of December 31, 2013:
Interest rate	0.17%	0.17%	1.00%
Applicable margin	2.75%	2.75%	3.00%
Total	2.92%	2.92%	4.00%
2009 Senior Secured Credit Facility
During the year ended December 31, 2011, we recorded a loss on extinguishment of debt of $0.2 million consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans under our 2009 senior secured credit facility.
8 3/8% Senior Notes

8 3/8% Senior Notes
Final maturity date	4/15/2018
Annual interest rate	8.375%
Payable semi-annually in arrears	April 15th
October 15th
Our 8 3/8% Senior Notes are unsecured but rank equally in right of payment with all senior secured indebtedness and senior to all subordinated indebtedness.
The indenture governing our 8 3/8% Senior Notes contains covenants limiting our ability and the ability of our restricted subsidiaries to, among other things, incur certain additional indebtedness and issue preferred shares; make certain dividends, distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; create certain liens; merge, consolidate or sell substantially all of our assets; and enter into certain transactions with affiliates. These covenants are subject to certain exceptions and qualifications. The indenture also has change of control provisions which may require our Company to purchase our 8 3/8% Senior Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest. Additionally, if we sell assets under certain circumstances, we will be required to make an offer to purchase our 8 3/8% Senior Notes at their face amount, plus accrued and unpaid interest, if any, through the purchase date.
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

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

Our 6 3/8% Senior Notes are unsecured but rank equally in right of payment with all senior secured indebtedness and senior to all subordinated indebtedness.
The indenture governing our 6 3/8% Senior Notes contains covenants limiting our ability and the ability of our restricted subsidiaries to, among other things, incur certain additional indebtedness and issue preferred shares; make certain dividends, distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; create certain liens; merge, consolidate or sell substantially all of our assets; and enter into certain transactions with affiliates. These covenants are subject to certain exceptions and qualifications. The indenture also has change of control provisions which may require our Company to purchase our 6 3/8% Senior Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest. Additionally, if we sell assets under certain circumstances, we will be required to make an offer to purchase our 6 3/8% Senior Notes at their face amount, plus accrued and unpaid interest, if any, through the purchase date.
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
Capital Lease Obligations
As part of the transactions further described in Note 2—"Acquisitions," we assumed $15.1 million in capital lease obligations related to buildings and equipment. These leases mature over a period of 4 to 19 years and are payable in monthly installments. The total outstanding balance of these capital lease obligations was $14.6 million as of December 31, 2013. LIN Television fully and unconditionally guarantees these lease obligations.
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
Repayment of Principal
The following table summarizes scheduled future principal repayments on our debt agreements and capital leases (in thousands):

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

	Revolving Facilities		Term Loans	Incremental Term Loans	8 3/8% Senior Notes	6 3/8% Senior Notes	Capital Leases	Other Debt	Total
Final maturity date	10/26/2017		10/26/2017	12/21/2018	4/15/2018	1/15/2021	Various	Various
2014	$—		$12,500	$3,200	$—	$—	$502	$1,162	$17,364
2015	—		18,750	3,200	—	—	528	1,162	23,640
2016	—		25,000	3,200	—	—	620	1,024	29,844
2017	5,000	(1)	62,500	3,200	—	—	577	819	72,096
2018	—		—	301,400	200,000	—	609	—	502,009
2019 and thereafter	—		—	—	—	290,000	11,768	—	301,768
Total	$5,000		$118,750	$314,200	$200,000	$290,000	$14,604	$4,167	$946,721
_______________________________________________________________________________

(1)	An additional $25 million was outstanding on our revolving credit facility as of the date of this report and is not reflected in our balance sheet as of December 31, 2013.
The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues (Level 2 inputs of the three-level fair value hierarchy). The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Revolving credit loans	$5,000	$5,000	$—	$—
Term loans	430,921	432,105	379,945	380,599
Senior notes	490,000	512,983	490,000	524,500
Other debt	4,167	4,167	5,401	5,401
Total	$930,088	$954,255	$875,346	$910,500
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
During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans under our prior senior secured credit facility (the "2006 interest rate hedge") to mitigate changes in our cash flows resulting from fluctuations in interest rates. The 2006 interest rate hedge was historically designated as a cash flow hedge, however, as a result of a repayment of $45.9 million of principal on our term loans under our 2009 senior secured credit facility during 2010, the 2006 interest rate hedge ceased to be highly effective in hedging the variable rate cash flows. As a result, all changes in fair value were recorded in our consolidated statement of operations, including a gain of approximately $2 million for the year ended December 31, 2011.
The 2006 interest rate hedge expired on November 4, 2011. Accordingly, there are no amounts related to the 2006 interest rate hedge included in our consolidated balance sheets as of December 31, 2013 and 2012.
As of December 31, 2013, we have no derivative contracts outstanding.
Note 9—Share-Based Compensation
We have several share-based compensation plans, including our 1998 Option Plan, the Amended and Restated 2002 Stock Plan and the Amended and Restated 2002 Non-Employee Director Stock Plan (collectively, the "Stock Plans"), that permit us to grant non-qualified options in our class A common shares or restricted share awards, to certain directors, officers and key employees of our Company.

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

Options granted under the Stock Plans vest over a four-year service period, unless otherwise designated by the Compensation Committee upon grant. Options expire ten years from the date of grant. We issue new shares of our class A common shares when options are exercised or from shares that we repurchased pursuant to our Board authorized share repurchase program as further described in Note 11—"Shareholders' Equity." Restricted share awards vest over a service period designated by the Compensation Committee upon grant. There were 6,787,940 shares authorized for grant under the various Stock Plans and 2,375,605 shares available for future grant as of December 31, 2013. Both the shares authorized and shares available exclude 1,552,983 shares under plans in effect prior to 2002 from which we do not intend to re-grant and consider unavailable for future grants.
The following table presents the share-based compensation expense included in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Employee share options	$2,933	$1,868	$1,492
Restricted share awards	6,348	4,896	4,320
Modifications to share option agreements	93	93	364
Total share-based compensation	$9,374	$6,857	$6,176
We did not capitalize any share-based compensation expense for the years ended December 31, 2013, 2012 and 2011.
We have not yet recognized compensation expense relating to unvested employee share options and restricted share awards of $2.6 million and $14 million, respectively, which will be recognized over a weighted-average future period of approximately 1.3 years and 1.7 years, respectively.
During the year ended December 31, 2013, we received $1.4 million from the exercise of share options and $0.4 million from the purchase of our class A common stock pursuant to our employee stock purchase plan ("ESPP"), which terminated upon consummation of the Merger.
Share Options
The following table provides additional information regarding our share options for the year ended December 31, 2013 as follows (in thousands, except per share data):

	Shares	Weighted- Average Exercise Price Per Share
Outstanding at the beginning of the year	4,894	$3.42
Granted during the year	110	12.29
Exercised or converted during the year	(420)	3.23
Forfeited during the year	(163)	5.43
Expired during the year	(9)	3.57
Outstanding at the end of the year	4,412	3.58
Exercisable or convertible at the end of the year	3,304	2.79
As of December 31, 2013, the weighted-average remaining contractual life of the options outstanding and the options exercisable was 6.1 years and 5.3 years, respectively. Additionally, as of December 31, 2013, the aggregate intrinsic value of the options outstanding and the options exercisable was $110.7 million and $85.5 million, respectively. The intrinsic value in the table above represents the total pre-tax intrinsic value based on our closing price as of December 31, 2013, which would have been received by the option holders had all option holders exercised their options and immediately sold their shares on that date.
The fair value of each share option grant or modification is estimated on the date of grant or modification using a Black-Scholes valuation model, which incorporates the following assumptions:

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

Year Ended December 31,
	2013	2012	2011
Expected term(1)	5 to 6 years	5 to 6 years	5 to 6 years
Expected volatility(2)	95% to 96%	98% to 99%	97% to 99%
Expected dividends	$—	$—	$—
Risk-free rate(3)	0.8% to 1.2%	0.6% to 1.1%	0.9% to 2.6%
_______________________________________________________________________________

(1)	The expected term was estimated using our historical experience.

(2)	Expected volatility is based on historical trends for our class A common shares over the expected term.

(3)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
During the years ended December 31, 2013, 2012 and 2011, we recognized share-based compensation expense for a modification to our share option agreements of $0.1 million, $0.1 million and $0.4 million, respectively, as a result of an exchange offer we completed in 2009.
Restricted Share Awards
The following table provides additional information regarding the restricted share awards for the year ended December 31, 2013 (in thousands, except per share data):

	Shares	Weighted- Average Price Per Share
Unvested at the beginning of the year	2,294	$5.98
Granted during the year	582	18.89
Vested during the year	(960)	6.00
Forfeited during the year	(205)	5.87
Unvested at the end of the year	1,711	10.37
The following table provides further information for both our restricted share awards and share option awards (in thousands):

	Year Ended December 31,
	2013	2012	2011
Total fair value of options and awards granted	$12,349	$10,347	$4,983
Total intrinsic value of options exercised	5,136	865	225
Total fair value of awards vested	18,050	7,718	7,522
Employee Stock Purchase Plan
As a result of the Merger, the ESPP was terminated, effective July 30, 2013. Prior to this, under the terms of our ESPP, our eligible employees could elect to have up to 10% of eligible compensation deducted from their pay to purchase our class A common stock. The purchase price of each share was 85% of the average of the high and low per share trading price of our class A common stock on the NYSE on the last trading day of each month during the offering period. During the year ended December 31, 2013, 2012 and 2011, employees purchased 42,734, 173,244 and 187,350 shares, respectively, at a weighted-average price of $10.05, $3.55 and $3.38, respectively.

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

Note 10—Retirement Plans
401(k) Plan
We provide a defined contribution plan ("401(k) Plan") for eligible employees. Effective January 1, 2010, we began making a 3% non-elective contribution for all eligible employees, which vests 100% after two years of service. We contributed $4.8 million, $3.9 million and $3.6 million to the 401(k) Plan in the years ended December 31, 2013, 2012 and 2011, respectively.
Supplemental Income Deferral Plan
Effective July 1, 2010, we also made available to certain employees, including our executive officers, the LIN Television Corporation Supplemental Income Deferral Plan ("SIDP"). This plan provides benefits to highly compensated employees in circumstances in which the maximum limits established under the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code prevent them from receiving Company contributions. We contributed $0.5 million, $0.5 million and $0.2 million to this plan during the years ended December 31, 2013, 2012 and 2011, respectively.
The SIDP also allows eligible executive officers to defer 5%- 80% of their base salaries and 5%- 100% of their annual non-equity incentive awards on a tax-deferred basis and receive tax-deferred market-based growth. During 2013, the Company made contributions to the SIDP for each of the named executive officers in amounts equal to 5% of their base salary and non-equity incentive plan compensation.
Retirement Plans
We have historically provided defined benefit retirement plans to our employees who did not receive matching contributions from our Company to their 401(k) Plan accounts. Our defined benefit plans were non-contributory plans under which we made contributions either to: a) traditional plan participants based on periodic actuarial valuations, which are expensed over the expected average remaining service lives of current employees through the LIN Television Corporation Retirement Plan ("Retirement Plan"); or b) cash balance plan participants based on 5% of each participant's eligible compensation through the Supplemental Benefit Retirement Plan of LIN Television Corporation ("SERP").
Effective April 1, 2009, these plan were frozen and we do not expect to make additional benefit accruals to these plans, however we continue to fund our existing vested obligations. We contributed $5.4 million, $7.4 million and $5.4 million to our pension plans during the years ended December 31, 2013, 2012 and 2011, respectively. We anticipate contributing $5.7 million to the plans in 2014.
We record the unfunded status of our defined benefit plans as a liability. For the years ended December 31, 2013 and December 31, 2012, each plan was underfunded. The plan assets and benefit obligations of our defined benefit plans are recorded at fair value. Information regarding the change in the projected benefit obligation, the accumulated benefit obligation and the change in the fair value of plan assets for our traditional defined benefit plan and our cash balance plan are as follows (in thousands):

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2013	2012
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$134,969	$133,047
Service cost	—	—
Interest cost	5,259	5,379
Actuarial (gain) loss	(10,282)	1,485
Benefits paid	(4,943)	(4,942)
Curtailment	—	—
Projected benefit obligation, end of period	$125,003	$134,969
Accumulated benefit obligation	$125,003	$134,969
Change in plan assets
Fair value of plan assets, beginning of period	$96,412	$82,314
Actual return on plan assets	10,611	11,621
Employer contributions	5,359	7,419
Benefits paid	(4,943)	(4,942)
Fair value of plan assets, end of period	$107,439	$96,412
Unfunded status of the plan	$(17,564)	$(38,557)
Total amount recognized as accrued benefit liability	$(17,564)	$(38,557)

The following table includes the pension related accounts recognized on our consolidated balance sheets and the components of accumulated other comprehensive loss related to the net periodic pension benefit costs (in thousands):

	December 31,
	2013	2012
Other accrued expenses (current)	$(695)	$(373)
Other liabilities (long-term)	(16,869)	(38,184)
Total amount recognized as accrued pension benefit liability	$(17,564)	$(38,557)
Accumulated other comprehensive loss:
Net loss	$32,681	$48,978
Tax benefit	12,915	19,354
Net loss, net of tax benefit	19,766	29,624
Pension tax liability	5,760	5,760
Accumulated other comprehensive loss related to net periodic pension benefit cost	$25,526	$35,384
The total net loss of $32.7 million for the year ending December 31, 2013 relates to deferred actuarial losses from changes in discount rates, differences between actual and assumed asset returns, and differences between actual and assumed demographic experience (rates of turnover, retirement rates, mortality rates and prior to the plan freeze, rates of compensation increases). During 2014, we expect to amortize net losses of $1.3 million, which are included in accumulated other comprehensive loss as of December 31, 2013.

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

The following table includes other changes in plan assets and benefit obligations that were recognized in other comprehensive income (loss) (in thousands):

	December 31,
	2013	2012	2011
Net gain (loss)	$14,443	$3,947	$(18,503)
Amortization of net actuarial loss	1,854	1,578	753
Net gain (loss)	$16,297	$5,525	$(17,750)
Tax benefit (provision)	6,439	2,132	(6,912)
Total amount recognized in other comprehensive income (loss)	$9,858	$3,393	$(10,838)

Components of net periodic pension benefit cost were (in thousands):

	Year Ended December 31,
	2013	2012	2011
Service cost	$—	$—	$—
Interest cost	5,259	5,379	5,872
Expected return on plan assets	(6,450)	(6,190)	(6,824)
Amortization of prior service cost	—	—	—
Amortization of net loss	1,854	1,579	754
Net periodic benefit cost (gain)	$663	$768	$(198)
Our expected future pension benefit payments for the next 10 years are as follows (in thousands):

Expected Future Pension Benefit Payments
For Years Ended December 31,
2014	$7,914
2015	5,879
2016	5,955
2017	5,966
2018	6,281
2019 through 2023	38,156
Weighted-average assumptions used to estimate our pension benefit obligations and to determine our net periodic pension benefit cost are as follows:

	Year Ended December 31,
	2013		2012		2011
	SERP	Retirement Plan	SERP	Retirement Plan	SERP	Retirement Plan
Discount rate used to estimate our pension benefit obligation	4.70%	5.00%	3.60%	4.00%	3.90%	4.20%
Discount rate used to determine net periodic pension benefit	3.60%	4.00%	3.90%	4.20%	5.25%	5.25%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate-of-return on plan assets	N/A	7.00%	N/A	7.00%	N/A	7.00%

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

For the discount rate for the years ended December 31, 2013 and 2012, we used a custom bond modeler that develops a hypothetical portfolio of high quality corporate bonds, rated AA- and above by Standard & Poor's, that could be purchased to settle the obligations of the plan. The yield on this hypothetical portfolio represents a reasonable rate to value our plan liability.
We considered the current levels of expected returns on a risk-free investment, the historical levels of risk premium associated with each of our pension asset classes, the expected future returns for each of our pension asset classes and then weighted each asset class based on our pension plan asset allocation to derive an expected long-term return on pension plan assets. During the years ended December 31, 2013, 2012 and 2011, our actual rate of return on plan assets was 12.0%, 15.4% and 4.0%.
Our investment objective is to achieve a consistent total rate-of-return that will equal or exceed our actuarial assumptions and to equal or exceed the benchmarks that we use for each of our pension plan asset classes. The following asset allocation is designed to create a diversified portfolio of pension plan assets that is consistent with our target asset allocation and risk policy:

	Target Allocation	Percentage of Plan Assets as of December 31,
Asset Category	2013	2013	2012
Equity securities	60%	60%	55%
Debt securities	40%	40%	45%
	100%	100%	100%
The following table summarizes our pension plan assets measured at fair value using the prescribed three-level fair value hierarchy as of December 31, 2013 and 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
	(Level 1)	(Level 2)	Total
December 31, 2013:
Cash and cash equivalents	$690	$—	$690
Money market fund	—	762	762
Commingled pools:
U.S. equity	—	37,645	37,645
International equity	—	18,884	18,884
REIT	—	3,213	3,213
High yield bond	—	4,101	4,101
Emerging markets	—	5,994	5,994
Investment grade fixed income	—	36,150	36,150
Total	$690	$106,749	$107,439
December 31, 2012:
Cash and cash equivalents	$573	$—	$573
Money market fund	—	519	519
Commingled pools:
U.S. equity	—	30,034	30,034
International equity	—	15,241	15,241
REIT	—	3,875	3,875
High yield bond	—	2,916	2,916
Emerging markets	—	6,374	6,374
Investment grade fixed income	—	36,880	36,880
Total	$573	$95,839	$96,412

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

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
Note 11—Shareholders' Equity
During the year ended December 31, 2011, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $25 million of our class A common shares over a 12 month period. This program was extended by our Board of Directors in November 2012 and was scheduled to expire on the earlier of the completion of all purchases contemplated by the plan or November 14, 2013; however, on February 12, 2013, as a result of entering into the Merger Agreement, we terminated the share repurchase program. Prior to the termination, during the year ended December 31, 2012, we repurchased approximately 3.3 million shares of our class A common shares on the open market for an aggregate purchase price of $11.4 million. We did not repurchase any shares during the year ended December 31, 2013.
Our class B common shares are convertible into an equal number of shares of our class A or class C common shares in various circumstances. During the year ended December 31, 2013, 2.5 million shares of our class B common shares were converted into class A common shares. During the year ended December 31, 2012, none of our class B common shares were converted into class A common shares.
Note 12—Restructuring and Contract Termination Costs
During the year ended December 31, 2013, we recorded restructuring charges of $3.9 million primarily related to severance and related costs associated with the integration of the television stations acquired during 2012. During the years ended December 31, 2012 and 2011, we recorded restructuring charges of $1.0 million and $0.7 million, respectively, as a result of severance and related costs as well as the consolidation of certain activities at our stations and our corporate headquarters. During the years ended December 31, 2013, 2012 and 2011, we made cash payments of $4.2 million, $0.8 million and $1.1 million related to these restructuring actions. We expect to make cash payments of $0.4 million related to these restructuring actions during 2014.
The activity for these restructuring charges relating to severance and related costs is as follows (in thousands):

Severance and Related
Balance as of December 31, 2011	$515
Charges	1,009
Payments	(807)
Balance as of December 31, 2012	$717
Charges	3,895
Payments	(4,189)
Balance as of December 31, 2013	$423

In December 2013, we terminated an agreement with a service provider that provided national sales representation and made a payment of $5.4 million to exit our agreement prior to its expiration. Concurrent with the termination of the agreement, we released $1.5 million of deferred credits associated with the terminated contract. The amount of the one-time termination payment, offset by the release of the deferred credits, has been reflected as Contract termination costs in our consolidated statement of operations for 2013.

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

Note 13—Commitments and Contingencies
Commitments
We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2036. In addition, we have entered into commitments for future syndicated entertainment and sports programming. Future payments for these non-cancelable operating leases and agreements, and future payments associated with syndicated television programs as of December 31, 2013 are as follows (in thousands):

	Operating Leases and Agreements	Syndicated Television Programming(1)	Total
Year
2014	$45,076	$27,119	$72,195
2015	33,930	26,675	60,605
2016	16,140	17,387	33,527
2017	12,146	3,133	15,279
2018	1,611	153	1,764
Thereafter	7,139	214	7,353
Total obligations	$116,042	$74,681	$190,723

_____________________________________________
(1)Includes $6.3 million of program obligations recorded on our consolidated balance sheet as of December 31, 2013.
Rent expense, resulting from operating leases, was $5.8 million, $2.5 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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

On February 12, 2013, we, along with our wholly-owned subsidiaries, LIN Television and LIN Texas, entered into, and simultaneously closed the JV Sale Transaction with subsidiaries of NBCUniversal, the GE Parties, Comcast, and SVH whereby in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations relating to the shortfall funding agreements.  Further, LIN Texas sold its 20.38% equity interest in SVH to affiliates of NBCUniversal, and the LIN parties transferred their rights to receivables related to the Shortfall Funding Loans for $1.00.

We accrued for and expensed the $100 million capital contribution to SVH to secure the release of the guarantee and recorded the related tax effects in our consolidated financial statements as of December 31, 2012, because it represented a probable and estimable obligation of the Company.  In February 2013, we entered into a $60 million Incremental Facility and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million payment. As a result of the JV Sale Transaction, after utilizing all of our available Federal net operating loss (“NOL”) carryforwards, we had an approximate $162.8 million income tax payable remaining, $131.5 million of which was extinguished as a result of the Merger described below.

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

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

Based on an average of the opening and closing trading prices of LIN TV's class A common stock on the day of the Merger, LIN TV realized a capital loss of approximately $343 million, which represents the difference between its tax basis in the stock of LIN Television, and the fair market value of this stock as of July 30, 2013.  The capital loss realized and existing net operating losses were used to offset a portion of the capital gain recognized in the JV Sale Transaction and as a result, we realized tax savings of $131.5 million, resulting in a remaining tax liability of $31.3 million associated with the JV Sale Transaction. We made state and federal tax payments to settle this tax liability during the fourth quarter of 2013.

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
Note 14—Income Taxes
Our income before income taxes is solely from domestic operations. The (benefit from) provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$26,056	$21	$543
State	5,636	1,571	652
Foreign	—	633	—
Total current	$31,692	$2,225	$1,195
Deferred:
Federal	$(124,201)	$33,865	$(25,907)
State	(32,911)	4,373	8,667
Total deferred	(157,112)	38,238	(17,240)
Total current and deferred	$(125,420)	$40,463	$(16,045)
The following table reconciles the amount that would be calculated by applying the 35% federal statutory rate to income before income taxes to the actual (benefit from) provision for income taxes (in thousands):

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2013	2012	2011
Provision assuming federal statutory rate	$10,913	$7,871	$11,780
State taxes, net of federal tax benefit	3,863	5,723	1,790
State tax law/rate changes, net of federal tax benefit	—	1,883	5,703
Change in valuation allowance	(18,157)	(4,622)	(36,541)
Share compensation	(53)	(17)	601
Reserve for tax contingencies	124	633	—
Impact of JV Sale Transaction	—	28,435	—
Impact of the Merger	(124,306)	—	—
Non-deductible acquisition and Merger related transaction costs	1,645	—	—
Other	551	557	622
	$(125,420)	$40,463	$(16,045)
Effective income tax rate on continuing operations	(402.2)%	179.9%	(47.7)%

During the year ended December 31, 2013, we recognized a $124.3 million tax benefit as a result of the Merger as well as an $18.2 million tax benefit as a result of the reversal of state valuation allowances. These valuation allowances were reversed after evaluating our ability to recover certain net operating loss carryforwards due to the change in tax structure as a result of the Merger, as we concluded the Company will more likely than not be able to realize these deferred tax assets.
The impact of the JV Sale Transaction is a result of entering into and consummating the transactions contemplated by the JV Transaction Agreement on February 12, 2013, as described further in Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" and in Note 13—"Commitments and Contingencies." The JV Sale Transaction resulted in the recognition of $27.5 million and $0.9 million of incremental short-term deferred federal and state tax liabilities, respectively, in excess of those which were previously established. The financial impact of the JV Sale Transaction and corresponding tax expense of $28.4 million are reflected in our consolidated financial statements for the year ended December 31, 2012. During the first quarter of 2013, approximately $162.8 million of short term deferred liabilities were reclassified to income taxes payable upon the consummation of the JV Sale Transaction. As a result of the close of the Merger on July 30, 2013, $131.5 million of this tax liability was extinguished, resulting in a remaining tax liability of approximately $31.3 million associated with the JV Sale Transaction. We made state and federal tax payments to settle this tax liability during the fourth quarter of 2013.
The 2011 state tax law/rate change, net of federal tax benefit, of $5.7 million is primarily a result of state tax legislation enacted in Michigan in May 2011, which repealed the Michigan business tax ("MBT"), and implemented a corporate income tax instead, effective January 2012. As a result of the elimination of the MBT, certain future tax deductions that were available to be utilized beginning in 2015, and had been recognized as deferred tax assets in our financial statements, will not be deductible. Therefore, during the year ended December 31, 2011, we recognized incremental deferred income tax expense of $5.1 million, net of federal benefit, for the reversal of these previously established deferred tax assets. In addition, the 2012 state tax law/rate change, net of federal tax benefit, of $1.9 million is a result of a change in the effective tax rate used to value our deferred tax assets/liabilities.
The components of the net deferred tax liability are as follows (in thousands):

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

	December 31,
	2013	2012
Deferred tax liabilities:
Deferred gain related to equity investment in NBC joint venture	$—	$259,049
Property and equipment	11,816	12,822
Intangible assets	54,859	36,761
Deferred gain on debt repurchase	18,140	18,309
Noncontrolling interest	849	549
Other	7,629	7,476
Total	$93,293	$334,966
Deferred tax assets:
Net operating loss carryforwards	$(17,707)	$(110,169)
Equity investments	(2,372)	(1,554)
Other	(15,426)	(32,625)
Valuation allowance	—	18,157
Total	(35,505)	(126,191)
Net deferred tax liabilities	$57,788	$208,775
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
As of December 31, 2013, we had federal net operating loss carryforwards (tax effected) of approximately $4.6 million that begin to expire in 2034. Additionally, we had state net operating loss carryforwards that vary by jurisdiction (tax effected, net of federal benefit) of $13.1 million, expiring through 2033. Included in the total federal and state net operating loss carryforwards (tax effected) is $4.9 million that would be recorded in equity when realized.
Unrecognized Tax Benefits.
The Company's uncertain tax positions for the years ended December 31, 2013, 2012, and 2011 are limited to certain unrecognized state and foreign benefits totaling $24.5 million, $26.6 million and $26.4 million, respectively. As of December 31, 2013, 2012 and 2011, there are $0.9 million, $0.8 million and $0 million of unrecognized tax benefits, respectively, that if recognized would reduce the effective tax rate from continuing operations.
We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2013, 2012 and 2011, we did not recognize or accrue any amounts related to interest and penalties.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$26,559	$26,381	$26,610
Additions for tax positions of current year	733	1,798	2,386
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(2,084)	(1,133)	(2,128)
Reductions related to settlements with taxing authorities	—	—	—
Reductions related to expiration of the statute of limitations	(730)	(487)	(487)
Balance at end of year	$24,478	$26,559	$26,381

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

We file a consolidated federal income tax return and we file numerous other consolidated and separate income tax returns in U.S. state jurisdictions. Tax years 2009-2012 remain open to examination by major taxing jurisdictions.
Note 15—Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2013	2012
Accrued compensation	$11,817	$11,275
Accrued contract costs	3,394	4,163
Accrued interest	12,168	7,841
Accrued capital contribution to joint venture	—	100,000
Other accrued expenses	24,317	29,967
Total	$51,696	$153,246
Note 16—Subsequent Events
On February 3, 2014, LIN Digital Media LLC, a wholly owned subsidiary, completed its acquisition of Federated Media Publishing, Inc. ("Federated Media"), which was subsequently converted into a Delaware limited liability company. Federated Media is an industry-leading digital content and conversational marketing company. For further information on this acquisition, see Note 2 — “Acquisitions.”

Note 17—Condensed Consolidating Financial Statements
LIN Television, a 100% owned subsidiary of LIN LLC, is the primary obligor of our senior secured credit facility, our 8 3/8% Senior Notes and our 6 3/8% Senior Notes, which are further described in Note 7 — “ Debt”. LIN LLC fully and unconditionally guarantees all of LIN Television’s debt on a joint-and-several basis. Additionally, all of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, our 8 3/8% Senior Notes and our 6 3/8% Senior Notes on a joint-and-several basis, subject to customary release provisions. There are certain contractual restrictions on LIN Television’s ability to obtain funds in the form of dividends or loans from the non-guarantor subsidiaries.
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
The condensed consolidating balance sheet as of December 31, 2012, has been revised to correct certain immaterial errors relating to intercompany balances. The revisions comprise a $4.3 million decrease in advances to subsidiaries lines in the LIN Television and the Guarantor Subsidiaries columns, a $4.3 million decrease in intercompany liabilities in the LIN Television and Non-Guarantor Subsidiaries columns, a $4.3 million decrease in the Total Shareholders’ (deficit) equity line of the Guarantor column, and a $4.3 million increase in the Total Shareholders’ (deficit) equity line of the Non-Guarantor column.

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$10,313	$3	$2,209	$—	$12,525
Accounts receivable, net	—	88,905	39,416	16,988	—	145,309
Deferred income tax assets	—	5,818	1,080	—	—	6,898
Other current assets	—	12,264	1,049	1,888	—	15,201
Total current assets	—	117,300	41,548	21,085	—	179,933
Property and equipment, net	—	180,480	35,752	4,846	—	221,078
Deferred financing costs	—	16,357	—	91	—	16,448
Goodwill	—	169,492	18,518	15,518	—	203,528
Broadcast licenses, net	—	—	493,814	42,701	—	536,515
Other intangible assets, net	—	31,303	1,840	13,906	—	47,049
Advances to consolidated subsidiaries	1,900	7,764	968,728	—	(978,392)	—
Investment in consolidated subsidiaries	87,227	1,534,600	—	—	(1,621,827)	—
Other assets	—	52,778	2,688	1,276	(44,443)	12,299
Total assets	$89,127	$2,110,074	$1,562,888	$99,423	$(2,644,662)	$1,216,850
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$16,112	$—	$1,252	$—	$17,364
Accounts payable	—	4,185	5,339	4,478	—	14,002
Income taxes payable	—	749	671	—	—	1,420
Accrued expenses	—	42,570	6,254	2,872	—	51,696
Program obligations	—	4,711	1,013	1,303	—	7,027
Total current liabilities	—	68,327	13,277	9,905	—	91,509
Long-term debt, excluding current portion	—	924,223	—	3,105	—	927,328
Deferred income tax liabilities	—	30,013	33,824	849	—	64,686
Program obligations	—	2,505	217	1,424	—	4,146
Intercompany liabilities	—	970,628	—	7,764	(978,392)	—
Other liabilities	—	27,151	58	44,443	(44,443)	27,209
Total liabilities	—	2,022,847	47,376	67,490	(1,022,835)	1,114,878
Redeemable noncontrolling interest	—	—	—	12,845	—	12,845
Total shareholders' equity (deficit)	89,127	87,227	1,515,512	19,088	(1,621,827)	89,127
Total liabilities, redeemable noncontrolling interest and shareholders' equity (deficit)	$89,127	$2,110,074	$1,562,888	$99,423	$(2,644,662)	$1,216,850

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2012
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$44,625	$573	$1,109	$—	$46,307
Accounts receivable, net	—	87,103	31,144	7,903	—	126,150
Deferred income tax assets	—	67,412	—	97	(67,509)	—
Other current assets	—	4,850	554	1,459	—	6,863
Total current assets	—	203,990	32,271	10,568	(67,509)	179,320
Property and equipment, net	—	197,125	39,534	4,832	—	241,491
Deferred financing costs	—	19,020	—	115	—	19,135
Goodwill	—	169,492	18,518	4,504	—	192,514
Broadcast licenses, net	—	—	493,814	42,701	—	536,515
Other intangible assets, net	—	48,897	2,775	7,882	—	59,554
Advances to consolidated subsidiaries	—	6,746	1,345,971	—	(1,352,717)	—
Investment in consolidated subsidiaries	—	1,554,903	—	—	(1,554,903)	—
Other assets	—	53,987	2,552	1,626	(45,280)	12,885
Total assets	$—	$2,254,160	$1,935,435	$72,228	$(3,020,409)	$1,241,414
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$9,243	$—	$1,513	$—	$10,756
Accounts payable	—	14,335	3,385	1,235	—	18,955
Income taxes payable	—	372	394	—	—	766
Accrued expenses	—	37,020	115,605	621	—	153,246
Deferred income tax liabilities	—	—	235,728	—	(67,509)	168,219
Program obligations	—	7,479	1,106	2,185	—	10,770
Total current liabilities	—	68,449	356,218	5,554	(67,509)	362,712
Long-term debt, excluding current portion	—	875,512	—	3,959	—	879,471
Deferred income tax liabilities	—	10,910	29,000	646	—	40,556
Program obligations	—	2,222	92	1,967	—	4,281
Intercompany liabilities	—	1,345,971	3,842	2,904	(1,352,717)	—
Accumulated losses in excess of investment in consolidated subsidiaries	91,564	—	—	—	(91,564)	—
Other liabilities	—	42,660	56	45,280	(45,280)	42,716
Total liabilities	91,564	2,345,724	389,208	60,310	(1,557,070)	1,329,736
Redeemable noncontrolling interest	—	—	—	3,242	—	3,242
Total shareholders' (deficit) equity	(91,564)	(91,564)	1,546,227	8,676	(1,463,339)	(91,564)
Total liabilities, redeemable noncontrolling interest and shareholders' equity (deficit)	$—	$2,254,160	$1,935,435	$72,228	$(3,020,409)	$1,241,414

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net revenues	$—	$428,806	$181,678	$55,850	$(13,971)	$652,363
Operating expenses:
Direct operating	—	145,176	76,275	37,295	(7,668)	251,078
Selling, general and administrative	—	109,679	40,934	12,516	(579)	162,550
Amortization of program rights	—	21,452	5,690	2,100	—	29,242
Corporate	709	40,668	—	—	—	41,377
Depreciation	—	38,306	7,256	1,292	—	46,854
Amortization of intangible assets	—	17,594	935	4,297	—	22,826
Restructuring	—	3,633	—	262	—	3,895
Contract termination costs	—	3,887	—	—	—	3,887
Loss from asset dispositions	—	705	5	—	—	710
Operating (loss) income	(709)	47,706	50,583	(1,912)	(5,724)	89,944
Other (income) expense:
Interest expense, net	—	56,386	—	221	—	56,607
Share of loss in equity investments	—	56	—	—	—	56
Intercompany (income) expense	(20)	27,947	(28,243)	316	—	—
Other, net		2,097	—	3	—	2,100
Total other (income) expense, net	(20)	86,486	(28,243)	540	—	58,763
(Loss) income from continuing operations before taxes and equity in (loss) income from operations of consolidated subsidiaries	(689)	(38,780)	78,826	(2,452)	(5,724)	31,181
(Benefit from) provision for income taxes	—	(155,975)	31,530	(975)	—	(125,420)
Net (loss) income from continuing operations	(689)	117,195	47,296	(1,477)	(5,724)	156,601
Equity in income (loss) from operations of consolidated subsidiaries	158,802	41,607	—	—	(200,409)	—
Net income (loss)	158,113	158,802	47,296	(1,477)	(206,133)	156,601
Net loss attributable to noncontrolling interests	—	—	—	(1,512)	—	(1,512)
Net income (loss) attributable to LIN Media LLC	$158,113	$158,802	$47,296	$35	$(206,133)	$158,113

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net income (loss)	$158,113	$158,802	$47,296	$(1,477)	$(206,133)	$156,601
Pension net gain, net of tax of $5,705	8,738	8,738	—	—	(8,738)	8,738
Amortization of pension net losses, net of tax of $734	1,120	1,120	—	—	(1,120)	1,120
Comprehensive income (loss)	167,971	168,660	47,296	(1,477)	(215,991)	166,459
Comprehensive loss attributable to noncontrolling interest	—	—	—	(1,512)	—	(1,512)
Comprehensive income (loss) attributable to LIN Media LLC	$167,971	$168,660	$47,296	$35	$(215,991)	$167,971

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2012
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net revenues	$—	$369,779	$181,458	$9,571	$(7,346)	$553,462
Operating expenses:
Direct operating	—	96,504	62,352	5,201	(3,835)	160,222
Selling, general and administrative	—	85,638	37,917	2,152	(440)	125,267
Amortization of program rights	—	16,644	5,437	967	—	23,048
Corporate	—	30,357	3,889	—	—	34,246
Depreciation	—	24,061	7,635	453	—	32,149
Amortization of intangible assets	—	4,139	935	1,290	—	6,364
Restructuring	—	1,009	—	—	—	1,009
Loss (gain) from asset dispositions	—	111	(15)	—	—	96
Operating income (loss)	—	111,316	63,308	(492)	(3,071)	171,061
Other expense (income):
Interest expense, net	—	46,625	—	156	(98)	46,683
Share of loss in equity investments	—	153	98,156	—	—	98,309
Loss on extinguishment of debt	—	3,341	—	—	—	3,341
Intercompany fees and expenses	—	26,549	(26,548)	(1)	—	—
Other, net	—	237	—	—	—	237
Total other expense (income), net	—	76,905	71,608	155	(98)	148,570
Income (loss) from continuing operations before taxes and equity in (loss) income from operations of consolidated subsidiaries	—	34,411	(8,300)	(647)	(2,973)	22,491
Provision for (benefit from) income taxes	—	44,298	(3,320)	(515)	—	40,463
Net loss from continuing operations	—	(9,887)	(4,980)	(132)	(2,973)	(17,972)
Loss from discontinued operations, net	—	(251)	(744)	—	(23)	(1,018)
(Loss) gain on the sale of discontinued operations, net	—	(289)	11,678	—	—	11,389
Equity in (loss) income from operations of consolidated subsidiaries	(7,045)	3,382	—	—	3,663	—
Net (loss) income	(7,045)	(7,045)	5,954	(132)	667	(7,601)
Net loss attributable to noncontrolling interests	—	—	—	(556)	—	(556)
Net (loss) income attributable to LIN Media LLC	$(7,045)	$(7,045)	$5,954	$424	$667	$(7,045)

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Loss
For the Year Ended December 31, 2012
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net (loss) income	$(7,045)	$(7,045)	$5,954	$(132)	$667	$(7,601)
Pension net gain, net of tax of $1,523	2,424	2,424	—	—	(2,424)	2,424
Amortization of pension net losses, net of tax of $609	969	969	—	—	(969)	969
Comprehensive (loss) income	(3,652)	(3,652)	5,954	(132)	(2,726)	(4,208)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(556)	—	(556)
Comprehensive (loss) income attributable to LIN Media LLC	$(3,652)	$(3,652)	$5,954	$424	$(2,726)	$(3,652)

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2011
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net revenues	$—	$263,958	$136,891	$1,745	$(2,591)	$400,003
Operating expenses:
Direct operating	—	78,492	53,877	604	(2,355)	130,618
Selling, general and administrative	—	69,018	34,825	491	(564)	103,770
Amortization of program rights	—	15,535	5,438	433	—	21,406
Corporate	—	24,838	1,643	—	—	26,481
Depreciation	—	19,169	7,030	47	—	26,246
Amortization of intangible assets	—	264	868	67	—	1,199
Restructuring	—	707	—	—	—	707
Loss from asset dispositions	—	351	121	—	—	472
Operating income	—	55,584	33,089	103	328	89,104
Other expense (income):
Interest expense, net	—	50,688	—	21	(3)	50,706
Share of loss in equity investments	—	260	4,697	—	—	4,957
Gain on derivative instruments	—	(1,960)	—	—	—	(1,960)
Loss on extinguishment of debt	—	1,694	—	—	—	1,694
Intercompany fees and expenses	—	57,931	(57,945)	14	—	—
Other, net	—	68	(4)	(13)	—	51
Total other expense (income), net	—	108,681	(53,252)	22	(3)	55,448
(Loss) income from continuing operations before taxes and equity in income (loss) from operations of consolidated subsidiaries	—	(53,097)	86,341	81	331	33,656
(Benefit from) provision for income taxes	—	(50,521)	34,536	(60)	—	(16,045)
Net (loss) income from continuing operations	—	(2,576)	51,805	141	331	49,701
(Loss) income from discontinued operations, net	—	(1,316)	544	—	(148)	(920)
Equity in income (loss) from operations of consolidated subsidiaries	48,577	52,469	—	—	(101,046)	—
Net income (loss)	48,577	48,577	52,349	141	(100,863)	48,781
Net loss attributable to noncontrolling interests	—	—	—	204	—	204
Net income (loss) attributable to LIN Media LLC	$48,577	$48,577	$52,349	$(63)	$(100,863)	$48,577

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2011
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net income (loss)	$48,577	$48,577	$52,349	$141	$(100,863)	$48,781
Pension net loss, net of tax of $(7,291)	(11,212)	(11,212)	—	—	11,212	(11,212)
Amortization of pension net loss, net of tax of $379	374	374	—	—	(374)	374
Comprehensive income (loss)	37,739	37,739	52,349	141	(90,025)	37,943
Comprehensive income attributable to noncontrolling interest	—	—	—	—	204	204
Comprehensive income (loss) attributable to LIN Media LLC	$37,739	$37,739	$52,349	$141	$(90,229)	$37,739

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities, continuing operations	$(589)	$(1,986)	$50,612	$930	$—	$48,967
INVESTING ACTIVITIES:
Capital expenditures	—	(22,768)	(3,540)	(3,066)	—	(29,374)
Payments for business combinations, net of cash acquired	—	(10,082)	—	—	—	(10,082)
Proceeds from the sale of assets	—	66	20	—	—	86
Capital contribution to joint venture with NBCUniversal	—	—	(100,000)	—	—	(100,000)
Receipt of dividend	2,000	78,011	—	—	(80,011)	—
Advances on intercompany borrowings	(2,000)	(4,550)	—	—	6,550	—
Payments from intercompany borrowings	—	15,009	145,358	—	(160,367)	—
Net cash (used in) provided by investing activities, continuing operations	—	55,686	41,838	(3,066)	(233,828)	(139,370)
FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	589	1,256	—	—	—	1,845
Tax benefit from exercises of share options	—	1,591	—	—	—	1,591
Proceeds from borrowings on long-term debt	—	139,000	—	—	—	139,000
Principal payments on long-term debt	—	(83,846)	—	(1,314)	—	(85,160)
Payment of long-term debt issue costs	—	(655)	—	—	—	(655)
Payment of dividend	—	(2,000)	(78,011)	—	80,011	—
Proceeds from intercompany borrowings	—	2,000	—	4,550	(6,550)	—
Payments on intercompany borrowings	—	(145,358)	(15,009)	—	160,367	—
Net cash provided by (used in) financing activities	589	(88,012)	(93,020)	3,236	233,828	56,621
Net (decrease) increase in cash and cash equivalents	—	(34,312)	(570)	1,100	—	(33,782)
Cash and cash equivalents at the beginning of the period	—	44,625	573	1,109	—	46,307
Cash and cash equivalents at the end of the period	$—	$10,313	$3	$2,209	$—	$12,525

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

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

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
OPERATING ACTIVITIES:
Net cash provided by operating activities, continuing operations	$—	$52,012	$10,799	$103	$148	$63,062
Net cash (used in) provided by operating activities, discontinued operations	—	(1,180)	926	—	(148)	(402)
Net cash provided by operating activities	—	50,832	11,725	103	—	62,660
INVESTING ACTIVITIES:
Capital expenditures	—	(12,266)	(7,763)	(40)	—	(20,069)
Change in restricted cash	—	(255,159)	—	—	—	(255,159)
Payments for business combinations, net of cash acquired	—	(10,046)	—	1,013	—	(9,033)
Proceeds from the sale of assets	—	72	2	—	—	74
Payments on derivative instruments	—	(2,020)	—	—	—	(2,020)
Shortfall loan to joint venture with NBCUniversal	—	(2,483)	—	—	—	(2,483)
Other investments, net	—	(375)	—	—	—	(375)
Advances to consolidated subsidiaries	—	(400)	—	—	400	—
Payments from consolidated subsidiaries	—	3,750	—	—	(3,750)	—
Net cash (used in) provided by investing activities, continuing operations	—	(278,927)	(7,761)	973	(3,350)	(289,065)
Net cash used in investing activities, discontinued operations	—	(106)	(9)	—	—	(115)
Net cash (used in) provided by investing activities	—	(279,033)	(7,770)	973	(3,350)	(289,180)
FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	—	841	—	—	—	841
Proceeds from borrowings on long-term debt	—	417,695	—	—	—	417,695
Principal payments on long-term debt	—	(174,573)	—	(643)	—	(175,216)
Payment of long-term debt issue costs	—	(7,662)	—	—	—	(7,662)
Treasury stock purchased	—	(2,729)	—	—	—	(2,729)
Proceeds from intercompany borrowings	—	—	—	400	(400)	—
Payments on intercompany borrowings	—	—	(3,750)	—	3,750	—
Net cash provided by (used in) financing activities, continuing operations	—	233,572	(3,750)	(243)	3,350	232,929
Net cash provided by (used in) financing activities	$—	$233,572	$(3,750)	$(243)	$3,350	$232,929
Net increase in cash and cash equivalents	—	5,371	205	833	—	6,409
Cash and cash equivalents at the beginning of the period	—	11,200	448	—	—	11,648
Cash and cash equivalents at the end of the period	—	16,571	653	833	—	18,057

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

Note 18—Unaudited Quarterly Data

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013		December 31, 2013
	(in thousands, except per share data)
Net revenues	$140,992	$164,346	$163,110		$183,915
Operating income	$11,776	$26,916	$23,226		$28,026
(Loss) income from continuing operations	$(1,020)	$7,169	$146,508	(1)	$3,944
Net (loss) income attributable to LIN Media LLC	$(856)	$7,475	$146,938		$4,556
Basic (loss) earnings per common share from continuing operations attributable to LIN Media LLC	$(0.02)	$0.14	$2.78		$0.09
Basic (loss) earnings per common share attributable to LIN Media LLC	$(0.02)	$0.14	$2.78		$0.09
Diluted (loss) earnings per common share from continuing operations attributable to LIN Media LLC	$(0.02)	$0.13	$2.63		$0.08
Diluted (loss) earnings per common share attributable to LIN Media LLC	$(0.02)	$0.13	$2.63		$0.08
Weighted-average number of common shares outstanding used in calculating income per common share:
Basic	51,910	52,278	52,791		52,879
Diluted	51,910	55,595	55,855		56,240

________________________________________
(1) During the year ended December 31, 2013, we recognized a $124.3 million tax benefit as a result of the Merger as well as an $18.2 million tax benefit as a result of the reversal of state valuation allowances. For further discussion, see Note 14 - "Income Taxes."

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per share data)
Net revenues	$103,200	$121,016	$133,076	$196,170
Operating income	$20,460	$34,995	$44,367	$71,239
Income (loss) from continuing operations	$5,115	$15,457	$19,619	$(58,163)
(Loss) income from discontinued operations	$(1,231)	$11,602	$—	$—
Net income (loss) attributable to LIN Media LLC	$4,266	$27,118	$19,659	$(58,088)
Basic earnings (loss) per common share from continuing operations attributable to LIN Media LLC	$0.10	$0.28	$0.37	$(1.09)
Basic earnings (loss) per common share attributable to LIN Media LLC	$0.08	$0.49	$0.37	$(1.09)
Diluted earnings (loss) per common share from continuing operations attributable to LIN Media LLC	$0.10	$0.27	$0.36	$(1.09)
Diluted earnings (loss) per common share attributable to LIN Media LLC	$0.08	$0.48	$0.36	$(1.09)
Weighted-average number of common shares outstanding used in calculating income per common share:
Basic	56,184	55,174	53,066	53,169
Diluted	57,512	56,300	54,353	53,169

LIN Media LLC
Notes to Consolidated Financial Statements (Continued)

Note 19—Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash paid for interest expense	$48,646	$42,348	$47,801
Cash paid for income taxes—continuing operations	$32,937	$1,103	$559
Non-cash investing activities:
Accrual for estimated shortfall loans to SVH	$—	$—	$4,697
Non-cash financing activities:
Capital leases assumed in acquisitions	$179	$14,896	$—
Note 20—Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged(Released) to Operations	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts as of December 31,
2013	$3,599	$1,608	$(2,019)	$3,188
2012	$2,310	$2,047	$(758)	$3,599
2011	$2,194	$760	$(644)	$2,310
Valuation allowance for state and federal deferred tax assets as of December 31,
2013	$18,157	$(18,157)	$—	$—
2012	$23,422	$(5,265)	$—	$18,157
2011	$59,990	$(36,568)	$—	$23,422

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of LIN Television Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LIN Television Corporation and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Dedicated Media, Inc. (“Dedicated Media”) and HYFN, Inc. (“HYFN”) from its assessment of internal control over financial reporting as of December 31, 2013 because they were acquired by the Company in purchase business combinations in April 2013. We have also excluded Dedicated Media and HYFN from our audit of internal control over financial reporting. Dedicated Media and HYFN’s assets each represent 1% of consolidated total assets as of December 31, 2013, and net revenues from Dedicated Media and HYFN represent 3% and less than 1%, respectively, of consolidated net revenue for the year ended December 31, 2013.

/s/PricewaterhouseCoopers LLP

Hartford, Connecticut
March 3, 2014

LIN Television Corporation
Consolidated Balance Sheets

	December 31,
	2013	2012
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,525	$46,307
Accounts receivable, less allowance for doubtful accounts (2013—$3,188; 2012—$3,599)	145,409	126,150
Deferred income tax assets	6,898	—
Other current assets	15,201	6,863
Total current assets	180,033	179,320
Property and equipment, net	221,078	241,491
Deferred financing costs	16,448	19,135
Goodwill	203,528	192,514
Broadcast licenses	536,515	536,515
Other intangible assets, net	47,049	59,554
Other assets	12,299	12,885
Total assets (a)	$1,216,950	$1,241,414
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$17,364	$10,756
Accounts payable	14,002	18,955
Income taxes payable	1,420	766
Accrued expenses	51,696	153,246
Deferred income tax liabilities	—	168,219
Program obligations	7,027	10,770
Total current liabilities	91,509	362,712
Long-term debt, excluding current portion	929,328	879,471
Deferred income tax liabilities	64,686	40,556
Program obligations	4,146	4,281
Other liabilities	27,209	42,716
Total liabilities (a)	1,116,878	1,329,736
Commitments and Contingencies (Note 13)
Redeemable noncontrolling interest	12,845	3,242
LIN Television Corporation stockholder's deficit:
Common Stock, $0.01 par value, 1,000 shares	—	—
Investment in parent company's stock, at cost	(21,984)	(21,984)
Additional paid-in capital	1,140,370	1,130,239
Accumulated deficit	(1,005,633)	(1,164,435)
Accumulated other comprehensive loss	(25,526)	(35,384)
Total stockholder's equity (deficit)	87,227	(91,564)
Total liabilities and deficit	$1,216,950	$1,241,414
_______________________________________________________________________________

(a)
Our consolidated assets as of December 31, 2013 and 2012 include total assets of $56,056 and $60,380, respectively, of variable interest entities ("VIEs") that can only be used to settle the obligations of the VIEs. These assets include broadcast licenses and other intangible assets of $44,677 and $46,604 and program rights of $2,186 and $2,060 as of December 31, 2013 and 2012, respectively. Our consolidated liabilities as of December 31, 2013 and 2012 include $4,126 and $4,577, respectively, of total liabilities of the VIEs for which the VIE's creditors have no recourse to the Company, including $2,727 and $4,152, respectively, of program obligations. See further description in Note 1—"Basis of Presentation and Summary of Significant Accounting Policies."

The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Net revenues	$652,363	$553,462	$400,003
Operating expenses:
Direct operating	251,078	160,222	130,618
Selling, general and administrative	162,550	125,267	103,770
Amortization of program rights	29,242	23,048	21,406
Corporate	40,668	34,246	26,481
Depreciation	46,854	32,149	26,246
Amortization of intangible assets	22,826	6,364	1,199
Restructuring	3,895	1,009	707
Contract termination costs (Note 12)	3,887	—	—
Loss from asset dispositions	710	96	472
Operating income	90,653	171,061	89,104
Other expense:
Interest expense, net	56,627	46,683	50,706
Share of loss in equity investments	56	98,309	4,957
Gain on derivative instruments	—	—	(1,960)
Loss on extinguishment of debt	—	3,341	1,694
Other expense, net	2,100	237	51
Total other expense, net	58,783	148,570	55,448
Income before (benefit from) provision for income taxes	31,870	22,491	33,656
(Benefit from) provision for income taxes	(125,420)	40,463	(16,045)
Income (loss) from continuing operations	157,290	(17,972)	49,701
Discontinued operations:
Loss from discontinued operations, net of a benefit from income taxes of $541 and $595 for the years ended December 31, 2012 and 2011, respectively	—	(1,018)	(920)
Gain on sale of discontinued operations, net of a provision for income taxes of $6,223 for the year ended December 31, 2012	—	11,389	—
Net income (loss)	157,290	(7,601)	48,781
Net (loss) income attributable to noncontrolling interests	(1,512)	(556)	204
Net income (loss) attributable to LIN Television Corporation	$158,802	$(7,045)	$48,577
The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income (loss)	$157,290	$(7,601)	$48,781
Pension net gain (loss), net of tax of $5,705, $1,523 and $(7,291) for the years ended December 31, 2013, 2012 and 2011, respectively	8,738	2,424	(11,212)
Amortization of pension net losses, net of tax of $734, $609 and $379 for the years ended December 31, 2013, 2012 and 2011, respectively, reclassified	1,120	969	374
Comprehensive income (loss)	167,148	(4,208)	37,943
Comprehensive (loss) income attributable to noncontrolling interest	(1,512)	(556)	204
Comprehensive income (loss) attributable to LIN Television Corporation	$168,660	$(3,652)	$37,739
The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation
Consolidated Statement of Stockholder's Equity
(in thousands, except share data)

	Common Stock		Investment in Parent Company's Common Shares (at cost)			Accumulated Other Comprehensive Loss
				Additional Paid-In Capital	Accumulated Deficit		Total Stockholder's Equity
	Shares	Amount
Balance at December 31, 2012	1,000	$—	$(21,984)	$1,130,239	$(1,164,435)	$(35,384)	$(91,564)
Pension liability adjustment, net of tax of $6,439	—	—	—	—	—	9,858	9,858
Issuance of LIN Media LLC class A common shares	—	—	—	1,256	—	—	1,256
Tax benefit from exercise of share options	—	—	—	1,591	—	—	1,591
Share-based compensation	—	—	—	9,284	—	—	9,284
Dividend declared	—	—	—	(2,000)	—	—	(2,000)
Net income	—	—	—	—	158,802	—	158,802
Balance at December 31, 2013	1,000	$—	$(21,984)	$1,140,370	$(1,005,633)	$(25,526)	$87,227
The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation
Consolidated Statement of Stockholder's Deficit
(in thousands, except share data)

	Common Stock		Investment in Parent Company's Common Stock (at cost)			Accumulated Other Comprehensive Loss
				Additional Paid-In Capital	Accumulated Deficit		Total Stockholder's Deficit
	Shares	Amount
Balance at December 31, 2011	1,000	$—	$(10,598)	$1,122,133	$(1,157,390)	$(38,777)	$(84,632)
Pension liability adjustment, net of tax of $2,132	—	—	—	—	—	3,393	3,393
Stock-based compensation	—	—	—	8,106	—	—	8,106
Purchase of LIN TV Corp. class A common shares	—	—	(11,386)	—	—	—	(11,386)
Net loss	—	—	—	—	(7,045)	—	(7,045)
Balance at December 31, 2012	1,000	$—	$(21,984)	$1,130,239	$(1,164,435)	$(35,384)	$(91,564)
The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Stockholder's Deficit
(in thousands, except share data)

	Common Stock		Investment in Parent Company's Common Stock (at cost)			Accumulated Other Comprehensive Loss
				Additional Paid-In Capital	Accumulated Deficit		Total Stockholder's Deficit
	Shares	Amount
Balance at December 31, 2010	1,000	$—	$(7,869)	$1,110,343	$(1,205,967)	$(27,939)	$(131,432)
Pension liability adjustment, net of tax of $(6,912)	—	—	—	—	—	(10,838)	(10,838)
Stock-based compensation	—	—	—	7,017	—	—	7,017
Issuance of LIN TV Corp. class A common stock			—	4,773			4,773
Purchase of LIN TV Corp. class A common stock	—	—	(2,729)	—	—	—	(2,729)
Net income	—	—	—	—	48,577	—	48,577
Balance at December 31, 2011	1,000	$—	$(10,598)	$1,122,133	$(1,157,390)	$(38,777)	$(84,632)
The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Cash Flows

	Year ended December 31,
	2013	2012	2011
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$157,290	$(7,601)	$48,781
Loss from discontinued operations	—	1,018	920
Gain on sale of discontinued operations	—	(11,389)	—
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	46,854	32,149	26,246
Amortization of intangible assets	22,826	6,364	1,199
Amortization of financing costs and note discounts	3,638	2,589	3,755
Amortization of program rights	29,242	23,048	21,406
Cash payments for programming	(31,677)	(24,258)	(24,622)
Loss on extinguishment of debt	—	1,830	1,694
Gain on derivative instruments	—	—	(1,960)
Share of loss in equity investments	56	98,309	4,957
Deferred income taxes, net	(27,222)	38,263	(16,586)
Extinguishment of income tax liability related to the Merger	(131,481)	—	—
Share-based compensation	9,374	6,857	6,176
Loss from asset dispositions	710	96	472
Other, net	(1,155)	1,724	754
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,058)	(33,403)	(8,825)
Other assets	(4,254)	(2,146)	(138)
Accounts payable	(8,679)	7,983	3,318
Income taxes payable	654	—	—
Accrued interest expense	4,327	1,746	(851)
Other liabilities and accrued expenses	(9,889)	6,256	(3,634)
Net cash provided by operating activities, continuing operations	49,556	149,435	63,062
Net cash used in operating activities, discontinued operations	—	(2,736)	(402)
Net cash provided by operating activities	49,556	146,699	62,660
INVESTING ACTIVITIES:
Capital expenditures	(29,374)	(28,230)	(20,069)
Change in restricted cash	—	255,159	(255,159)
Payments for business combinations, net of cash acquired	(10,082)	(358,495)	(9,033)
Proceeds from the sale of assets	86	79	74
Payments on derivative instruments	—	—	(2,020)
Shortfall loans to joint venture with NBCUniversal	—	(2,292)	(2,483)
Capital contribution to joint venture with NBCUniversal	(100,000)	—	—
Other investments, net	—	—	(375)
Net cash used in investing activities, continuing operations	(139,370)	(133,779)	(289,065)
Net cash provided by (used in) investing activities, discontinued operations	—	29,520	(115)
Net cash used in investing activities	(139,370)	(104,259)	(289,180)
FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director share-based compensation	1,256	1,314	841
Tax benefit from exercises of share options	1,591	—	—
Proceeds from borrowings on long-term debt	141,000	328,333	417,695
Payment of dividend	(2,000)	—	—
Principal payments on long-term debt	(85,160)	(322,179)	(175,216)
Payment of long-term debt issue costs	(655)	(10,272)	(7,662)
Treasury shares purchased	—	(11,386)	(2,729)
Net cash provided by (used in) financing activities	56,032	(14,190)	232,929
Net (decrease) increase in cash and cash equivalents	(33,782)	28,250	6,409
Cash and cash equivalents at the beginning of the period	46,307	18,057	11,648
Cash and cash equivalents at the end of the period	$12,525	$46,307	$18,057
   The accompanying notes are an integral part of the consolidated financial statements.

LIN Television Corporation
Notes to Consolidated Financial Statements
Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
LIN Television Corporation, a Delaware corporation (“LIN Television”), together with its subsidiaries, is a local multimedia company operating in the United States. LIN Television and its subsidiaries are affiliates of Hicks, Muse & Co. Partners, L.P. (“HMC”). In these notes, the terms “Company,” “we,” “us” or “our” mean LIN Television and all subsidiaries included in our consolidated financial statements. LIN Television is a wholly-owned subsidiary of LIN Media LLC, a Delaware limited liability company (“LIN LLC”).
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
LIN LLC filed a Current Report on Form 8-K on July 31, 2013 (the “Form 8-K”) for the purpose of establishing LIN LLC as the successor registrant to LIN TV pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to disclose certain related matters, including the consummation of the Merger. Pursuant to Rule 12g-3(a) under the Exchange Act and in accordance with the filing of the Form 8-K, the class A common shares representing limited liability interests in LIN LLC, as the successor registrant to LIN TV, were deemed registered under Section 12(b) of the Exchange Act. References to "LIN LLC," "we," "us," or the "Company" in this Annual Report on Form 10-K that include any period at and before the effectiveness of the Merger shall be deemed to refer to LIN TV as the predecessor registrant to LIN LLC. For more information concerning the effects of the Merger and the succession of LIN LLC to LIN TV upon its effectiveness, please see the Form 8-K.
LIN LLC's assets, liabilities, and operations relate solely to the administration of the LIN LLC partnership. LIN LLC guarantees all of our debt. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee our Senior Secured Credit Facility, 8 3/8% Senior Notes due 2018 (the “8 3/8% Senior Notes”) and 6 3/8% Senior Notes due 2021 (the “6 3/8% Senior Notes”) on a joint-and-several basis, subject to customary release provisions.
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
Joint Venture Sale Transaction
On February 12, 2013, we, along with LIN TV and our wholly-owned subsidiary, LIN Television of Texas, L.P., a Delaware limited partnership (“LIN Texas”) entered into and closed the transactions contemplated by a transaction agreement (the “Transaction Agreement”) with NBC Telemundo License LLC, a Delaware limited liability company (“NBC”), NBCU New LLC I, a Delaware limited liability company, NBCU New LLC II, a Delaware limited liability company, General Electric Company, a New York corporation (“GE”), General Electric Capital Corporation, a Delaware corporation (“GECC” and together with GE, the “GE Parties”), National Broadcasting Company Holding, Inc., a Delaware corporation, Comcast Corporation, a Pennsylvania corporation (“Comcast”), NBCUniversal Media, LLC, a Delaware limited liability company (“NBCUniversal”), Lone Star SPV, LLC, a Delaware limited liability company and Station Venture Holdings, LLC, a Delaware limited liability company (“SVH”). SVH held a 99.75% interest in Station Venture Operations, LP (“SVO”), which is the operating company that managed KXAS-TV and KNSD-TV, the television stations that comprised the joint venture. The Transaction Agreement effected a series of transactions related to the ownership and sale of LIN Texas’s 20.38% equity interest in SVH, a joint venture in which NBC, an affiliate of NBCUniversal, held the remaining 79.62% equity interest (collectively, the “JV Sale Transaction”).

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

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
We accrued for and expensed the $100 million capital contribution to SVH to secure the release of the GECC Guarantee and recorded the related tax effects of the JV Sale Transaction and the capital contribution in our consolidated financial statements as of December 31, 2012 because it represented a probable and estimable obligation of the Company. In February 2013, we entered into a $60 million incremental term loan facility and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million capital contribution. As a result of the JV Sale Transaction, LIN TV, after utilizing all of its available federal net operating loss carryforwards to offset the taxable gain recognized in such transaction, we had a $162.8 million income tax payable associated with this transaction remaining, $131.5 million of which was extinguished as a result of the closing of the transactions contemplated by the Merger Agreement further described below.
Concurrent with the closing of the JV Sale Transaction, LIN TV entered into the Merger Agreement with LIN LLC as described above. The Merger enabled the surviving entity to be classified as a partnership for federal income tax purposes, and the change in classification was treated as a liquidation of LIN TV for federal income tax purposes, and LIN TV realized a capital loss in its 100% equity interest in LIN Television.
Based on an average of the opening and closing trading prices of LIN TV's class A common stock on the day of the Merger, LIN TV realized a capital loss in the amount of approximately $343 million, which represented the difference between its tax basis in the stock of LIN Television, and the fair market value of such stock as of July 30, 2013. The capital loss realized and existing net operating losses were used to offset a portion of the capital gain recognized in the JV Sale Transaction and, we realized cash savings of $131.5 million, resulting in a remaining tax liability of $31.3 million associated with the JV Sale Transaction. We made state and federal tax payments to settle this tax liability during the fourth quarter of 2013.
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
We have a JSA and an SSA with WBDT Television, LLC ("WBDT"), a third party licensee, for WBDT-TV in the Dayton, OH market. We also have JSAs and SSAs with affiliates of Vaughan Acquisition LLC ("Vaughan"), a third party licensee, for WTGS-TV in the Savannah, GA market, WYTV-TV in the Youngstown, OH market and KTKA-TV in the Topeka, KS market and SSAs with KASY-TV Licensee, LLC ("KASY"), a third-party licensee, for KWBQ-TV in the Santa Fe, NM market, KRWB-TV in the Roswell, NM market and KASY-TV in the Albuquerque, NM market. Under these agreements, we provide administrative services to these stations, have an obligation to reimburse certain of the stations' expenses, and we are compensated through a performance-based fee structure that provides us the benefit of certain returns from the operation of these stations.
We determined that WBDT, Vaughan and KASY are VIEs and as a result of the JSAs and/or SSAs, we have variable interests in these entities. We are the primary beneficiary of these entities, and therefore, we consolidate these entities within our consolidated financial statements.

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

The carrying amounts and classifications of the assets and liabilities of the variable interest entities described above, which have been included in our consolidating balance sheets as of December 31, 2013 and 2012 were as follows (in thousands):

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$278	$418
Accounts receivable, net	6,345	6,021
Other assets	927	2,092
Total current assets	7,550	8,531
Property and equipment, net	2,469	3,190
Broadcast licenses and other intangible assets, net	44,677	46,604
Other assets	1,360	2,055
Total assets	$56,056	$60,380
LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,162	$1,451
Accounts payable	63	—
Accrued expenses	1,336	425
Program obligations	1,303	2,185
Total current liabilities	3,864	4,061
Long-term debt, excluding current portion	3,005	3,950
Program obligations	1,424	1,967
Other liabilities	47,763	50,402
Total liabilities	$56,056	$60,380
The assets of our consolidated VIEs can only be used to settle the obligations of the VIEs, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other liabilities of $47.8 million and $50.4 million as of December 31, 2013 and 2012, respectively, serve to reduce the carrying value of the entities and are eliminated in our consolidated financial statements. This reflects the fact that as of December 31, 2013 and 2012, LIN Television has an option that it may exercise if the Federal Communications Commission ("FCC") attribution rules change. The option would allow LIN Television to acquire the assets or member's interest of the VIE entities for a nominal exercise price, which is significantly less than the carrying value of their tangible and intangible net assets.
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
Cash and cash equivalents
Cash equivalents consist of highly liquid, short-term investments that have an original maturity of three months or less when purchased. All of our available cash is on deposit with banking institutions that we believe to be financially sound. We had no material losses on our cash or cash equivalents during 2013.

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

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
Revenue recognition
We recognize local, national and political advertising sales, net of agency commissions, during the period in which the advertisements or programs are aired on our television stations, and when payment is reasonably assured. Internet and mobile advertisement sales are recognized when the advertisement is displayed on our websites or the websites of our advertising network. We recognize retransmission consent fees in the period in which our service is delivered. Revenue generated by our digital companies is recognized over the service delivery period when necessary provisions of the contracts have been met. In addition, for the sale of third-party products and services by our digital companies, we evaluate whether it is appropriate to recognize revenue based on the gross amount billed to the customer or the net amount retained by us.
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

	Year Ended December 31,
	2013	2012	2011
Barter revenue	$5,552	$4,220	$4,071
Barter expense	(5,455)	(4,176)	(3,967)
Advertising expense
Advertising costs are expensed as incurred. We incurred advertising costs in the amounts of $3.9 million, $3.1 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

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
We test the impairment of goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. We proceed directly to the first step of the impairment test without attempting to qualitatively assess whether an impairment was more likely than not. Our reporting units are comprised of each of the markets in which our television stations operate, LIN Digital, Nami Media, Dedicated Media, Inc. ("Dedicated Media") and HYFN, Inc. ("HYFN"). The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical and projected performance of the reporting unit and prevailing values in the markets for similar assets. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing a hypothetical purchase price allocation, using the reporting unit's fair value (as determined in step one) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recognized in an amount equal to that excess, but not more than the carrying value of the goodwill. An impairment assessment could be triggered by a significant reduction, or a forecast of such reductions, in operating results or cash flows at one or more of our reporting units, a significant adverse change in the national or local advertising marketplaces in which our television stations operate, or by adverse changes to FCC ownership rules, among other factors. We recorded an impairment charge during 2011, which is more fully described in Note 6 -"Intangible Assets."
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
Share-based compensation
As of December 31, 2013, we have several share-based employee compensation plans, which are described more fully in Note 9—"Share-Based Compensation." We estimate the fair value of share option awards using a Black-Scholes valuation model. The Black-Scholes valuation model requires us to make assumptions and judgments about the variables used in the calculation, including the option's expected term, the expected volatility of the underlying shares and the number of share option awards that are expected to be forfeited. The expected term represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Expected volatility is based on historical trends for LIN LLC's class A common shares over the expected term. Expected forfeitures are estimated using our historical experience. If future changes in estimates differ significantly from our current estimates, our future share-based compensation expense and results of operations could be materially impacted.

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

The following table presents the share-based compensation expense included in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Direct operating	$320	$270	$256
Selling, general and administrative	1,460	1,019	1,266
Corporate	7,594	5,568	4,654
Total share-based compensation	$9,374	$6,857	$6,176
Our accounting policy is to follow the tax law ordering approach regarding net operating losses and determining when tax benefits are realized related to excess share option deductions and credited to paid-in capital.
Income taxes
Deferred income taxes are recognized based on temporary differences between the financial statement and the tax basis of assets and liabilities using statutory tax rates in effect in the years in which the temporary differences are expected to reverse. We consider future taxable income and feasible tax planning strategies in assessing the need for establishing or removing a valuation allowance. We record or subsequently remove a valuation allowance to reflect our deferred tax assets to an amount that is more likely than not to be realized. In the event that our determination changes regarding the realization of all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset is recorded to our consolidated statement of operations in the period in which such a determination is made. Due to the change in tax structure as a result of the Merger, we reversed an$18.2 million valuation allowance and recognized a corresponding tax benefit during 2013. For further discussion regarding this reversal, see Note 14 - "Income Taxes."
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
Concentration of credit risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Concentration of credit risk with respect to cash and cash equivalents and investments are limited as we maintain primary banking relationships with only large nationally recognized institutions. We evaluated the viability of these institutions as of December 31, 2013 and we believe our risk is minimal. Credit risk with respect to trade receivables is limited, as our trade receivables are primarily related to advertising revenues generated from a large diversified group of local and nationally recognized advertisers and advertising agencies. We do not require collateral or other security against trade receivable balances, however, we do maintain reserves for potential bad debt losses, which are based on historical bad debt experience and an assessment of specific risks, and such reserves and bad debts have been within management's expectations for all years presented.
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

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

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
Redeemable noncontrolling interest
The following table presents the activity of the redeemable noncontrolling interest included in our consolidated balance sheets related to Nami Media, HYFN and Dedicated Media, which represents third parties’ proportionate share of our consolidated net assets (in thousands):

Redeemable Noncontrolling Interest
Acquisition of redeemable noncontrolling interest	$3,503
Net loss	(556)
Share-based compensation	295
Balance as of December 31, 2012	3,242
Acquisition of redeemable noncontrolling interest	11,025
Net loss	(1,512)
Share-based compensation	90
Balance as of December 31, 2013	$12,845
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
Note 2—Acquisitions
Federated Media Publishing, Inc.
On February 3, 2014, LIN Digital Media LLC, a wholly owned subsidiary of LIN Television, acquired 100% of the capital stock of Federated Media Publishing, Inc. ("Federated Media"). Federated Media is a digital content and conversational marketing company that leverages the relationships and content from its publishing network to deliver contextually relevant advertising and

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

conversational and engagement tools that reach agencies’ and brands’ targeted audiences across digital and social media platforms. The purchase price totaled $22.4 million plus an adjustment for working capital delivered at closing and was funded from cash on hand and amounts drawn on our revolving credit facility.

We are in the process of making preliminary estimates of the fair value of the assets acquired and liabilities assumed of Federated Media, utilizing information available at the time of this report and these estimates are subject to refinement until all pertinent information has been obtained. We expect to complete the process of finalizing the purchase accounting and final estimates of fair value of assets and liabilities during the twelve months following the acquisition.
Dedicated Media, Inc.
On April 9, 2013, we acquired a 60% interest (calculated on a fully diluted basis) in Dedicated Media, a multi-channel advertisement buying and optimization company. Dedicated Media employs new technologies to create, plan and execute digital marketing campaigns on behalf of its clients. The purchase price totaled $5.8 million, which was funded from cash on hand at the time of the acquisition.
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
The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by us in the acquisition (in thousands):

Current assets	$7,315
Equipment	99
Definite-lived intangible assets	4,620
Goodwill	1,854
Current liabilities	(4,302)
Noncontrolling interest	(3,834)
Total	$5,752
The amount allocated to definite-lived intangible assets represents the estimated fair values of customer relationships of $3.9 million, completed technology of $0.5 million, and trademarks of $0.2 million. These intangible assets will be amortized over the estimated remaining useful lives of approximately 8 years for customer relationships, 4 years for completed technology and 2 years for trademarks.
HYFN, Inc.
On April 4, 2013, we acquired a 50.1% interest (calculated on a fully diluted basis) in HYFN, a full service digital advertising agency specializing in the planning, development, deployment and support for websites, mobile sites, interactive banners, games and various applications for multiple devices. The purchase price totaled $7.2 million, $6.9 million of which was funded from cash on hand and $0.3 million was accrued at the time of the acquisition and was subsequently paid in accordance with the provisions of the purchase agreement during the first quarter of 2014.
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
The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by us in the acquisition (in thousands):

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

Current assets	$3,759
Non-current assets	13
Equipment	179
Definite-lived intangible assets	3,580
Goodwill	9,160
Current liabilities	(920)
Non-current liabilities	(1,361)
Noncontrolling interest	(7,191)
Total	$7,219
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
Goodwill of $1.9 million and $9.2 million is the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired, and primarily represents the benefits of the incremental revenue we expect to generate from the acquisitions of Dedicated Media and HYFN, respectively. None of the goodwill recognized in connection with the acquisitions of Dedicated Media and HYFN is deductible for tax purposes.
Our obligations to purchase the noncontrolling interest holders’ shares of both Dedicated Media and HYFN are outside of our control, because they are based on the achievement of certain financial targets described above. Therefore, the noncontrolling interest related to Dedicated Media and HYFN as of December 31, 2013 has been reported as redeemable noncontrolling interest and classified as temporary equity on our consolidated balance sheets. As of the acquisition dates, the fair values of the noncontrolling interests were $3.8 million and $7.2 million for Dedicated Media and HYFN, respectively, and were measured based on the purchase prices for our 60% and 50.1% ownership interest in Dedicated Media and HYFN, respectively, and the net assets acquired as of the acquisition dates. As of December 31, 2013, we believe that achievement of the financial targets is not yet probable and therefore, have not reflected these obligations in our consolidated financial statements.
If we do not purchase the remaining outstanding shares of Dedicated Media or HYFN by the dates set forth in the respective purchase agreements, the noncontrolling interest holders have the right to purchase our interest. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the applicable financial targets are not met and we do not elect to purchase the remaining interest. The fair value of our elective purchase options, and the fair value of the options held by the noncontrolling interest holders is zero and no amounts related to these options are included in our consolidated financial statements as of December 31, 2013.
Net revenues and operating loss of HYFN and Dedicated Media included in our consolidated statements of operations for the year ended December 31, 2013 were $24.2 million and $(2.8) million, respectively.
New Vision Acquisition
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

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

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
The results of operations for the year ended December 31, 2012 include the results of the New Vision stations since October 12, 2012. Net revenues and operating income of the television stations acquired during 2012 included in our consolidated statements of operations for the year ended December 31, 2012 were $40 million and $11.2 million, respectively.
Pro Forma Information
The following table sets forth unaudited pro forma results of operations, assuming that the acquisition of the television stations from New Vision, along with transactions necessary to finance the acquisition, occurred on January 1, 2011 (in thousands):

	2012	2011
Net revenue	$658,163	$514,340
Net (loss) income	$(11,720)	$23,950
Basic (loss) income per common share attributable to LIN LLC	$(0.22)	$0.43
Diluted (loss) income per common share attributable to LIN LLC	$(0.22)	$0.42
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
In connection with the acquisition of television stations from New Vision, we and New Vision incurred a combined total of $7.3 million of transaction related costs primarily related to legal and other professional services. These costs were not included in the 2012 pro forma amounts. The 2011 pro forma net income was adjusted to include these costs, as they are directly attributable to the acquisition.
ACME Television Acquisition
On December 10, 2012, we acquired certain assets of the ACME Television, LLC ("ACME") television stations KWBQ-TV, KRWB-TV and KASY-TV (collectively the "Acquired Stations"), each of which serves the Albuquerque-Santa Fe, NM market. KASY-TV Licensee, LLC ("KASY"), an unrelated third party, acquired the remaining assets of the Acquired Stations, including the FCC license. The aggregate purchase price for the Acquired Stations was $19 million, of which we paid approximately $17.3 million and KASY paid approximately $1.7 million.
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
During the year ended December 31, 2013, certain measurement period adjustments were made to the initial allocation performed in the fourth quarter of 2012 for the New Vision and ACME acquisitions, which were not material to the consolidated financial statements.
Nami Media, Inc.
On November 22, 2011, we acquired a 57.6% interest (a 50.1% interest calculated on a fully diluted basis) in Nami Media Inc. ("Nami Media"), a digital advertising management and technology company. During 2013, Nami Media did not achieve the minimum threshold of earnings before interest, taxes, depreciation and amortization ("EBITDA") required to obligate us to acquire the remaining outstanding shares. As of the date of this report, we have not exercised our option to acquire the remaining outstanding shares.
Note 3—Discontinued Operations
WWHO-TV
On February 16, 2012, we completed the sale of substantially all of the assets of WWHO-TV, our CW affiliate serving Columbus, OH. During the year ended December 31, 2012, we recorded a loss on the sale of WWHO-TV of $0.4 million ($0.3 million, net of tax).
WUPW-TV
On April 21, 2012, we completed the sale of substantially all of the assets of WUPW-TV to WUPW, LLC. During the year ended December 31, 2012, we recorded a gain on the sale of WUPW-TV of $18 million ($11.7 million, net of tax).
The following presents summarized information for the discontinued operations as follows (in thousands):

	2012			2011
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total
Net revenues	$440	$2,193	$2,633	$4,236	$7,585	$11,821
Operating (loss) income	(393)	(1,166)	(1,559)	(699)	1,079	380
Net (loss) income	(252)	(766)	(1,018)	(1,427)	507	(920)

Note 4—Investments
Joint Venture with NBCUniversal

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012, we held a 20.38% interest in SVH, a joint venture with NBCUniversal, and accounted for our interest using the equity method, as we did not have a controlling interest. SVH held a 99.75% interest in SVO, which is the operating company that managed KXAS-TV and KNSD-TV, the television stations that comprised the joint venture.
As further described in Note 1 - "Basis of Presentation and Summary of Significant Accounting Policies" and Note 13—"Commitments and Contingencies," on February 12, 2013, LIN TV, LIN Television, and LIN Texas entered into and simultaneously closed the transactions contemplated by the Transaction Agreement among subsidiaries of NBCUniversal, Comcast, the GE Parties, and SVH.
Pursuant to the JV Sale Transaction, in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations related to any shortfall funding agreements. Further, LIN Texas sold its 20.38% equity interest in SVH to affiliates of NBCUniversal , and the LIN parties transferred their rights to receivables related to the Shortfall Funding Loans for $1.00. As a result of the JV Sale Transaction, neither we nor any of our direct or indirect subsidiaries have any further investment in or obligations (funding or otherwise) related to SVH, including, without limitation, to make any other unsecured shortfall loans or payments under the GECC Note or the GECC Guarantee.
The following table presents summarized financial information of SVH and SVO for the period from January 1, 2013 through February 12, 2013 and the years ending December 31, 2012 and 2011 (in thousands):

	January1 - February 12,	Year Ended December 31,
	2013	2012	2011
SVO:
Net revenues	$11,951	$143,474	$118,833
Operating expenses	(9,148)	(79,124)	(71,350)
Net income before taxes	2,805	64,653	47,791
Net income after taxes	2,793	64,515	47,743
SVH:
Equity in income from limited partnership in SVO	$2,786	$64,354	$47,624
Interest and other expense	(8,039)	(69,365)	(68,003)
Net loss	(5,253)	(5,011)	(20,379)

Cash distributions to SVH from SVO	6,905	55,025	53,846
Shortfall loans from LIN Television to SVH	—	2,292	2,483
Shortfall loans from General Electric Company ("GE") to SVH	—	8,954	9,701

	February 12,	December 31,
	2013 (2)	2012
SVH:
Cash and cash equivalents	$6,905	$—
Non-current assets	205,433	209,552
Current liabilities	8,155	544
Non-current liabilities(1)	865,354	864,927
Shortfall loans outstanding and accrued interest payable to LIN Television from SVH	10,159	10,080
Shortfall loans outstanding and accrued interest payable to NBCUniversal and General Electric from SVH	39,695	39,382

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

In 2008, we recorded an impairment charge that reduced the carrying value of our investment in SVH to $0. Subsequent to the reduction of the SVH carrying value to $0, and as a result of our guarantee of the GECC Note as further described in Note 13—"Commitments and Contingencies", we suspended recognition of equity method losses in our consolidated financial statements.
During the years ended December 31, 2012 and 2011, based on our estimate of our probable shortfall obligations to the joint venture, we recognized contingent liabilities of $4.2 million and $4.7 million, respectively, for the amounts that we expected to loan to SVH pursuant to the shortfall funding agreements with the GE Parties and NBCUniversal, as further described in Note 13—"Commitments and Contingencies." Because of uncertainty surrounding the joint venture's ability to repay shortfall loans, we concluded that it was more likely than not that the amounts recognized for accrued shortfall loans would not be recovered within a reasonable period of time, and concurrently recognized charges of $4.2 million and $4.7 million in 2012 and 2011, respectively, to reflect the impairment of the shortfall loans, which were classified within Share of loss in equity investments in our consolidated statement of operations. As a result of the JV Sale Transaction, as of February 12, 2013, we had no further shortfall funding obligations. Therefore, as of December 31, 2012, the remaining accrued shortfall funding liability of $6 million was also reversed and reflected in the Share of loss in equity investments line of our consolidated statement of operations.
_______________________________________________________________________________

(1)
See Note 13—"Commitments and Contingencies" for further description of the GECC Note. Non-current liabilities includes shortfall loans outstanding and accrued interest payable to the joint venture partners.

(2)	Represents balances prior to the effect of the JV Sale Transaction.
Note 5—Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Land and land improvements	$21,152	$21,147
Buildings and fixtures	179,209	176,940
Broadcast equipment and other	319,912	311,907
Total property and equipment	520,273	509,994
Less accumulated depreciation	(299,195)	(268,503)
Property and equipment, net	$221,078	$241,491
We recorded depreciation expense of $46.9 million, $32.1 million and $26.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Note 6—Intangible Assets
The following table summarizes the carrying amount of each major class of intangible assets (in thousands):

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

	Weighted-Average Remaining Useful Life (in years)	December 31,
		2013	2012
Finite-Lived Intangible Assets:
Network affiliations	1	$32,996	$32,996
Customer relationships	9	14,941	8,631
Non-compete agreements	1	1,588	1,588
Completed technology	3	10,191	6,370
Favorable leases	31	8,573	8,573
Retransmission consent agreements	4	7,860	7,859
Other intangible assets	19	9,817	9,609
Accumulated amortization		(38,917)	(16,072)
Net finite-lived intangible assets		$47,049	$59,554
Indefinite-Lived Intangible Assets:
Broadcast licenses		$536,515	$536,515
Summary:
Goodwill		$203,528	$192,514
Broadcast licenses and finite-lived intangible assets, net		583,564	596,069
Total intangible assets		$787,092	$788,583
We recorded amortization expense of $22.8 million , $6.4 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The following table summarizes the projected aggregate amortization expense for the next five years and thereafter (in thousands):

Projected Aggregate Amortization Expense
For the years ended December 31,
2014	$15,971
2015	5,783
2016	4,980
2017	3,266
2018	2,042
Thereafter	15,007
Total	$47,049
There were no events during 2013, 2012 and 2011 to warrant the performance of an interim impairment test of our indefinite-lived intangible assets. We recorded a $1.6 million impairment charge related to discontinued operations for the year ended December 31, 2011.
The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012, respectively, are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Balance as of January 1, 2013 and 2012, respectively	$192,514	$122,069
Acquisitions	11,014	70,445
Balance as of December 31, 2013 and 2012, respectively	$203,528	$192,514

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

Note 7—Debt
Debt consisted of the following (in thousands):

	December 31,
	2013	2012
Senior Secured Credit Facility:
Revolving credit loans	$5,000	$—
$118,750 and $125,000 Term loans, net of discount of $345 and $435 as of December 31, 2013 and December 31, 2012, respectively	118,405	124,565
$314,200 and $257,400 Incremental term loans, net of discount of $1,684 and $2,020 as of December 31, 2013 and December 31, 2012, respectively	312,516	255,380
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	290,000
Capital lease obligations	14,604	14,881
Other debt	6,167	5,401
Total debt	946,692	890,227
Less current portion	17,364	10,756
Total long-term debt	$929,328	$879,471
Senior Secured Credit Facility
Our senior secured credit facility is comprised of a six-year, $125 million tranche A term loan and a five-year, $75 million revolving credit facility, and bears interest at a rate based on, at our option, either a) the LIBOR interest rate, or b) the ABR rate, which is an interest rate that is equal to the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 1/2 of 1 percent, and (iii) the one-month LIBOR rate plus 1%. In addition, the rate we select also bears an applicable margin based upon our Consolidated Senior Secured Leverage Ratio, currently set at 2.75% and 1.75% for LIBOR based loans and ABR rate loans, respectively. Following the issuance of this report during the first quarter of 2014, these rates will be 3% and 2% for LIBOR based loans and ABR rate loans, respectively. Lastly, the unused portion of the revolving credit facility is subject to a commitment fee based upon our Consolidated Senior Secured Leverage Ratio, currently set at 0.375% for both LIBOR based loans and ABR rate loans and will increase to 0.5% following the issuance of this report during the first quarter of 2014 for both LIBOR based loans and ABR rate loans.
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
On December 24, 2012, we entered into an amendment to our Credit Agreement (the "Credit Agreement"), dated as of October 26, 2011, as amended on December 19, 2011, by and among LIN Television, JPMorgan Chase Bank, N.A., as Administrative Agent, and the banks and other financial institutions party thereto, which (1) replaced our $257.4 million tranche B term loan maturing in December 2018 with a new tranche B term loan of the same maturity which bears interest at a reduced rate and (2) made certain other changes to the Credit Agreement, including changes to the financial covenants therein that are favorable to LIN Television and its affiliates and (3) extended the maturity for a $60 million tranche of our revolving credit facility to October 2017 and on May 9, 2013, we extended the maturity date of the remaining $15 million tranche of our revolving credit facility to October 2017. We paid customary fees and expenses in connection with the closing of these amendments of $1.7 million. As a result of these amendments, we recorded a loss on extinguishment of debt of $1.2 million associated with a write-down of deferred financing fees and unamortized discount to our consolidated statement of operations during the year ended December 31, 2012.
The terms of the Credit Agreement provide for customary representations and warranties, affirmative and negative covenants (including financial covenants), and events of default. The Credit Agreement also provides for the payment of customary fees and

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

expenses by us. The senior secured credit facility can be accelerated upon events of default and require the term loans to be prepaid under certain circumstances with amounts determined by reference to the proceeds from certain asset sales (subject to reinvestment rights), the incurrence of certain indebtedness and a percentage of annual excess cash flow.
The senior secured credit facility ranks senior in right of payment to our existing and future subordinated indebtedness. LIN LLC and certain of our existing, or hereafter created or acquired, domestic subsidiaries guarantee the credit facilities on a senior basis. We and each of our subsidiary guarantors have granted a security interest in all or substantially all of our assets to secure the obligations under senior secured credit facility, and LIN LLC has granted a security interest in its capital stock of LIN Television to secure such obligations.
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
The Credit Agreement governing our senior secured credit facility also requires on an annual basis, following the delivery of our year-end financial statements, and commencing after the year ended December 31, 2012, mandatory prepayments of principal of the term loans based on a computation of excess cash flow for the preceding fiscal year, as more fully described in the Credit Agreement. However, based on the excess cash flow computation for the year ended December 31, 2013, we will not be required to make such prepayments during the year ending December 31, 2014.
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
The following table summarizes certain key terms including the LIBOR-based borrowing rates of our senior secured credit facility as of December 31, 2013 (in thousands):

	Credit Facility
	Revolving Facility	Term Loans	Incremental Term Loans
Final maturity date	10/26/2017	10/26/2017	12/21/2018
Available balance as of December 31, 2013	$70,000	$—	$—
Interest rates as of December 31, 2013:
Interest rate	0.17%	0.17%	1.00%
Applicable margin	2.75%	2.75%	3.00%
Total	2.92%	2.92%	4.00%
2009 Senior Secured Credit Facility
During the year ended December 31, 2011, we recorded a loss on extinguishment of debt of $0.2 million consisting of a write-down of deferred financing fees related to the revolving credit facility and term loans under our 2009 senior secured credit facility.
8 3/8% Senior Notes

8 3/8% Senior Notes
Final maturity date	4/15/2018
Annual interest rate	8.375%
Payable semi-annually in arrears	April 15th
October 15th
Our 8 3/8% Senior Notes are unsecured but rank equally in right of payment with all senior secured indebtedness and senior to all subordinated indebtedness.

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

The indenture governing our 8 3/8% Senior Notes contains covenants limiting our ability and the ability of our restricted subsidiaries to, among other things, incur certain additional indebtedness and issue preferred shares; make certain dividends, distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; create certain liens; merge, consolidate or sell substantially all of our assets; and enter into certain transactions with affiliates. These covenants are subject to certain exceptions and qualifications. The indenture also has change of control provisions which may require our Company to purchase our 8 3/8% Senior Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest. Additionally, if we sell assets under certain circumstances, we will be required to make an offer to purchase our 8 3/8% Senior Notes at their face amount, plus accrued and unpaid interest, if any, through the purchase date.
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
Our 6 3/8% Senior Notes are unsecured but rank equally in right of payment with all senior secured indebtedness and senior to all subordinated indebtedness.
The indenture governing our 6 3/8% Senior Notes contains covenants limiting our ability and the ability of our restricted subsidiaries to, among other things, incur certain additional indebtedness and issue preferred shares; make certain dividends, distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; create certain liens; merge, consolidate or sell substantially all of our assets; and enter into certain transactions with affiliates. These covenants are subject to certain exceptions and qualifications. The indenture also has change of control provisions which may require our Company to purchase our 6 3/8% Senior Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest. Additionally, if we sell assets under certain circumstances, we will be required to make an offer to purchase our 6 3/8% Senior Notes at their face amount, plus accrued and unpaid interest, if any, through the purchase date.
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
Capital Lease Obligations
As part of the transactions further described in Note 2—"Acquisitions," we assumed $15.1 million in capital lease obligations related to buildings and equipment. These leases mature over a period of 4 to 19 years and are payable in monthly installments. The total outstanding balance of these capital lease obligations was $14.6 million as of December 31, 2013. LIN Television fully and unconditionally guarantees these lease obligations.
Other Debt
During the year ended December 31, 2012, Vaughan, a consolidated VIE, entered into a term loan with an unrelated third party in an original principal amount of $4.6 million to fund a portion of the purchase price for the acquisition of certain assets of PBC. This term loan matures in equal quarterly installments through October 2017. We fully and unconditionally guarantee this loan.

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

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
Repayment of Principal
The following table summarizes scheduled future principal repayments on our debt agreements and capital leases (in thousands):

	Revolving Facilities		Term Loans	Incremental Term Loans	8 3/8% Senior Notes	6 3/8% Senior Notes	Capital Leases	Other Debt	Total
Final maturity date	10/26/2017		10/26/2017	12/21/2018	4/15/2018	1/15/2021	Various	Various
2014	$—		$12,500	$3,200	$—	$—	$502	$1,162	$17,364
2015	—		18,750	3,200	—	—	528	1,162	23,640
2016	—		25,000	3,200	—	—	620	1,024	29,844
2017	5,000	(1)	62,500	3,200	—	—	577	819	72,096
2018	—		—	301,400	200,000	—	609	2,000	504,009
2019 and thereafter	—		—	—	—	290,000	11,768	—	301,768
Total	$5,000		$118,750	$314,200	$200,000	$290,000	$14,604	$6,167	$948,721
_______________________________________________________________________________

(1)	An additional $25 million was outstanding on our revolving credit facility as of the date of this report and is not reflected in our balance sheet as of December 31, 2013.
The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues (Level 2 inputs of the three-level fair value hierarchy). The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Revolving credit loans	$5,000	$5,000	$—	$—
Term loans	430,921	432,105	379,945	380,599
Senior notes	490,000	512,983	490,000	524,500
Other debt	6,167	6,167	5,401	5,401
Total	$932,088	$956,255	$875,346	$910,500
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
During the second quarter of 2006, we entered into a contract to hedge a notional amount of the declining balances of our term loans under our prior senior secured credit facility (the "2006 interest rate hedge") to mitigate changes in our cash flows resulting from fluctuations in interest rates. The 2006 interest rate hedge was historically designated as a cash flow hedge, however, as a result of a repayment of $45.9 million of principal on our term loans under our 2009 senior secured credit facility during 2010,

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

the 2006 interest rate hedge ceased to be highly effective in hedging the variable rate cash flows. As a result, all changes in fair value were recorded in our consolidated statement of operations, including a gain of approximately $2 million for the year ended December 31, 2011.
The 2006 interest rate hedge expired on November 4, 2011. Accordingly, there are no amounts related to the 2006 interest rate hedge included in our consolidated balance sheets as of December 31, 2013 and 2012.
As of December 31, 2013, we have no derivative contracts outstanding.
Note 9—Share-Based Compensation
We have several share-based compensation plans, including the 1998 Option Plan, the Amended and Restated 2002 Stock Plan and the Amended and Restated 2002 Non-Employee Director Stock Plan (collectively, the "Stock Plans"), that permit us to grant non-qualified options in LIN LLC's class A common shares or restricted share awards, to certain directors, officers and key employees of our Company.

Options granted under the Stock Plans vest over a four-year service period, unless otherwise designated by the Compensation Committee upon grant. Options expire ten years from the date of grant. We issue new shares of LIN LLC's class A common shares when options are exercised or from shares that we repurchased pursuant to our Board authorized share repurchase program as further described in Note 11—"Shareholders' Equity." Restricted share awards vest over a service period designated by the Compensation Committee upon grant. There were 6,787,940 shares authorized for grant under the various Stock Plans and 2,375,605 shares available for future grant as of December 31, 2013. Both the shares authorized and shares available exclude 1,552,983 shares under plans in effect prior to 2002 from which we do not intend to re-grant and consider unavailable for future grants.

The following table presents the share-based compensation expense included in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Employee share options	$2,933	$1,868	$1,492
Restricted share awards	6,348	4,896	4,320
Modifications to share option agreements	93	93	364
Total share-based compensation	$9,374	$6,857	$6,176
We did not capitalize any share-based compensation expense for the years ended December 31, 2013, 2012 and 2011.
We have not yet recognized compensation expense relating to unvested employee share options and restricted share awards of $2.6 million and $14 million, respectively, which will be recognized over a weighted-average future period of approximately 1.3 years and 1.7 years, respectively.
During the year ended December 31, 2013, we received $1.4 million from the exercise of share options and $0.4 million from the purchase of LIN TV's class A common stock pursuant to the employee stock purchase plan ("ESPP"), which terminated upon consummation of the Merger.
Share Options
The following table provides additional information regarding our share options for the year ended December 31, 2013 as follows (in thousands, except per share data):

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

	Shares	Weighted- Average Exercise Price Per Share
Outstanding at the beginning of the year	4,894	$3.42
Granted during the year	110	12.29
Exercised or converted during the year	(420)	3.23
Forfeited during the year	(163)	5.43
Expired during the year	(9)	3.57
Outstanding at the end of the year	4,412	3.58
Exercisable or convertible at the end of the year	3,304	2.79
As of December 31, 2013, the weighted-average remaining contractual life of the options outstanding and the options exercisable was 6.1 years and 5.3 years, respectively. Additionally, as of December 31, 2013, the aggregate intrinsic value of the options outstanding and the options exercisable was $110.7 million and $85.5 million, respectively. The intrinsic value in the table above represents the total pre-tax intrinsic value based on our closing price as of December 31, 2013, which would have been received by the option holders had all option holders exercised their options and immediately sold their shares on that date.
The fair value of each share option grant or modification is estimated on the date of grant or modification using a Black-Scholes valuation model, which incorporates the following assumptions:

Year Ended December 31,
	2013	2012	2011
Expected term(1)	5 to 6 years	5 to 6 years	5 to 6 years
Expected volatility(2)	95% to 96%	98% to 99%	97% to 99%
Expected dividends	$—	$—	$—
Risk-free rate(3)	0.8% to 1.2%	0.6% to 1.1%	0.9% to 2.6%
_______________________________________________________________________________

(1)	The expected term was estimated using our historical experience.

(2)	Expected volatility is based on historical trends for LIN LLC class A common shares over the expected term.

(3)	The risk-free interest rate for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
During the years ended December 31, 2013, 2012 and 2011, we recognized share-based compensation expense for a modification to our share option agreements of $0.1 million, $0.1 million and $0.4 million, respectively, as a result of an exchange offer we completed in 2009.
Restricted Share Awards
The following table provides additional information regarding the restricted share awards for the year ended December 31, 2013 (in thousands, except per share data):

	Shares	Weighted- Average Price Per Share
Unvested at the beginning of the year	2,294	$5.98
Granted during the year	582	18.89
Vested during the year	(960)	6.00
Forfeited during the year	(205)	5.87
Unvested at the end of the year	1,711	10.37
The following table provides further information for both our restricted share awards and share option awards (in thousands):

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2013	2012	2011
Total fair value of options and awards granted	$12,349	$10,347	$4,983
Total intrinsic value of options exercised	5,136	865	225
Total fair value of awards vested	18,050	7,718	7,522
Employee Stock Purchase Plan
As a result of the Merger, the ESPP was terminated, effective July 30, 2013. Prior to this, under the terms of our ESPP, our eligible employees could elect to have up to 10% of eligible compensation deducted from their pay to purchase shares of LIN TV's class A common stock. The purchase price of each share was 85% of the average of the high and low per share trading price of LIN TV's class A common stock on the NYSE on the last trading day of each month during the offering period. During the year ended December 31, 2013, 2012 and 2011, employees purchased 42,734, 173,244 and 187,350 shares, respectively, at a weighted-average price of $10.05, $3.55 and $3.38, respectively.
Note 10—Retirement Plans
401(k) Plan
We provide a defined contribution plan ("401(k) Plan") for eligible employees. Effective January 1, 2010, we began making a 3% non-elective contribution for all eligible employees, which vests 100% after two years of service. We contributed $4.8 million, $3.9 million and $3.6 million to the 401(k) Plan in the years ended December 31, 2013, 2012 and 2011, respectively.
Supplemental Income Deferral Plan
Effective July 1, 2010, we also made available to certain employees, including our executive officers, the LIN Television Corporation Supplemental Income Deferral Plan ("SIDP"). This plan provides benefits to highly compensated employees in circumstances in which the maximum limits established under the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code prevent them from receiving Company contributions. We contributed $0.5 million, $0.5 million and $0.2 million to this plan during the years ended December 31, 2013, 2012 and 2011, respectively.
The SIDP also allows eligible executive officers to defer 5% - 80% of their base salaries and 5% - 100% of their annual non-equity incentive awards on a tax-deferred basis and receive tax-deferred market-based growth. During 2013, the Company made contributions to the SIDP for each of the named executive officers in amounts equal to 5% of their base salary and non-equity incentive plan compensation.
Retirement Plans
We have historically provided defined benefit retirement plans to our employees who did not receive matching contributions from our Company to their 401(k) Plan accounts. Our defined benefit plans were non-contributory plans under which we made contributions either to: a) traditional plan participants based on periodic actuarial valuations, which are expensed over the expected average remaining service lives of current employees through the LIN Television Corporation Retirement Plan ("Retirement Plan"); or b) cash balance plan participants based on 5% of each participant's eligible compensation through the Supplemental Benefit Retirement Plan of LIN Television Corporation ("SERP").
Effective April 1, 2009, these plans were frozen and we do not expect to make additional benefit accruals to these plans, however we continue to fund our existing vested obligations. We contributed $5.4 million, $7.4 million and $5.4 million to our pension plans during the years ended December 31, 2013, 2012 and 2011, respectively. We anticipate contributing $5.7 million to the plans in 2014.
We record the unfunded status of our defined benefit plans as a liability. For the years ended December 31, 2013 and December 31, 2012, each plan was underfunded. The plan assets and benefit obligations of our defined benefit plans are recorded at fair value. Information regarding the change in the projected benefit obligation, the accumulated benefit obligation and the change in the fair value of plan assets for our traditional defined benefit plan and our cash balance plan are as follows (in thousands):

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2013	2012
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$134,969	$133,047
Service cost	—	—
Interest cost	5,259	5,379
Actuarial (gain) loss	(10,282)	1,485
Benefits paid	(4,943)	(4,942)
Curtailment	—	—
Projected benefit obligation, end of period	$125,003	$134,969
Accumulated benefit obligation	$125,003	$134,969
Change in plan assets
Fair value of plan assets, beginning of period	$96,412	$82,314
Actual return on plan assets	10,611	11,621
Employer contributions	5,359	7,419
Benefits paid	(4,943)	(4,942)
Fair value of plan assets, end of period	$107,439	$96,412
Unfunded status of the plan	$(17,564)	$(38,557)
Total amount recognized as accrued benefit liability	$(17,564)	$(38,557)
The following table includes the pension related accounts recognized on our consolidated balance sheets and the components of accumulated other comprehensive loss related to the net periodic pension benefit costs (in thousands):

	December 31,
	2013	2012
Other accrued expenses (current)	$(695)	$(373)
Other liabilities (long-term)	(16,869)	(38,184)
Total amount recognized as accrued pension benefit liability	$(17,564)	$(38,557)
Accumulated other comprehensive loss:
Net loss	$32,681	$48,978
Tax benefit	12,915	19,354
Net loss, net of tax benefit	19,766	29,624
Pension tax liability	5,760	5,760
Accumulated other comprehensive loss related to net periodic pension benefit cost	$25,526	$35,384
The total net loss of $32.7 million for the year ending December 31, 2013 relates to deferred actuarial losses from changes in discount rates, differences between actual and assumed asset returns, and differences between actual and assumed demographic experience (rates of turnover, retirement rates, mortality rates and prior to the plan freeze, rates of compensation increases). During 2014, we expect to amortize net losses of $1.3 million, which are included in accumulated other comprehensive loss as of December 31, 2013.
The following table includes other changes in plan assets and benefit obligations that were recognized in other comprehensive income (loss) (in thousands):

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

	December 31,
	2013	2012	2011
Net gain (loss)	$14,443	$3,947	$(18,503)
Amortization of net actuarial loss	1,854	1,578	753
Net gain (loss)	$16,297	$5,525	$(17,750)
Tax benefit (provision)	6,439	2,132	(6,912)
Total amount recognized in other comprehensive income (loss)	$9,858	$3,393	$(10,838)
Components of net periodic pension benefit cost were (in thousands):

	Year Ended December 31,
	2013	2012	2011
Service cost	$—	$—	$—
Interest cost	5,259	5,379	5,872
Expected return on plan assets	(6,450)	(6,190)	(6,824)
Amortization of prior service cost	—	—	—
Amortization of net loss	1,854	1,579	754
Net periodic benefit cost (gain)	$663	$768	$(198)
Our expected future pension benefit payments for the next 10 years are as follows (in thousands):

For Years Ended December 31,	Expected Future Pension Benefit Payments
2014	$7,914
2015	5,879
2016	5,955
2017	5,966
2018	6,281
2019 through 2023	38,156
Weighted-average assumptions used to estimate our pension benefit obligations and to determine our net periodic pension benefit cost are as follows:

	Year Ended December 31,
	2013		2012		2011
	SERP	Retirement Plan	SERP	Retirement Plan	SERP	Retirement Plan
Discount rate used to estimate our pension benefit obligation	4.70%	5.00%	3.60%	4.00%	3.90%	4.20%
Discount rate used to determine net periodic pension benefit	3.60%	4.00%	3.90%	4.20%	5.25%	5.25%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate-of-return on plan assets	N/A	7.00%	N/A	7.00%	N/A	7.00%
For the discount rate for the years ended December 31, 2013 and 2012, we used a custom bond modeler that develops a hypothetical portfolio of high quality corporate bonds, rated AA- and above by Standard & Poor's, that could be purchased to settle the obligations of the plan. The yield on this hypothetical portfolio represents a reasonable rate to value our plan liability.
We considered the current levels of expected returns on a risk-free investment, the historical levels of risk premium associated with each of our pension asset classes, the expected future returns for each of our pension asset classes and then weighted each

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

asset class based on our pension plan asset allocation to derive an expected long-term return on pension plan assets. During the years ended December 31, 2013, 2012 and 2011, our actual rate of return on plan assets was 12.0%, 15.4% and 4.0%.
Our investment objective is to achieve a consistent total rate-of-return that will equal or exceed our actuarial assumptions and to equal or exceed the benchmarks that we use for each of our pension plan asset classes. The following asset allocation is designed to create a diversified portfolio of pension plan assets that is consistent with our target asset allocation and risk policy:

	Target Allocation	Percentage of Plan Assets as of December 31,
Asset Category	2013	2013	2012
Equity securities	60%	60%	55%
Debt securities	40%	40%	45%
	100%	100%	100%
The following table summarizes our pension plan assets measured at fair value using the prescribed three-level fair value hierarchy as of December 31, 2013 and 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
	(Level 1)	(Level 2)	Total
December 31, 2013:
Cash and cash equivalents	$690	$—	$690
Money market fund	—	762	762
Commingled pools:			—
U.S. equity	—	37,645	37,645
International equity	—	18,884	18,884
REIT	—	3,213	3,213
High yield bond	—	4,101	4,101
Emerging markets	—	5,994	5,994
Investment grade fixed income	—	36,150	36,150
Total	$690	$106,749	$107,439
December 31, 2012:
Cash and cash equivalents	$573	$—	$573
Money market fund	—	519	519
Commingled pools:			—
U.S. equity	—	30,034	30,034
International equity	—	15,241	15,241
REIT	—	3,875	3,875
High yield bond	—	2,916	2,916
Emerging markets	—	6,374	6,374
Investment grade fixed income	—	36,880	36,880
Total	$573	$95,839	$96,412
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

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

Note 11—Shareholders' Equity
During the year ended December 31, 2011, LIN TV's Board of Directors approved a stock repurchase program that authorized LIN TV to repurchase up to $25 million of LIN TV's class A common stock over a 12 month period. This program was extended by LIN TV's Board of Directors in November 2012 and was scheduled to expire on the earlier of the completion of all purchases contemplated by the plan or November 14, 2013; however, on February 12, 2013, as a result of entering into the Merger Agreement, LIN TV terminated the share repurchase program. Prior to the termination, during the year ended December 31, 2012, LIN TV repurchased approximately 3.3 million shares of LIN TV's class A common stock on the open market for an aggregate purchase price of $11.4 million. There were no shares repurchased during the year ended December 31, 2013.
LIN LLC's class B common shares are convertible into an equal number of shares of LIN LLC's class A or class C common shares in various circumstances. During the year ended December 31, 2013, prior to the Merger, 2.5 million shares of LIN TV's class B common stock were converted into shares of class A common stock. During the year ended December 31, 2012, none of LIN TV's class B common stock was converted into class A common stock.
Note 12—Restructuring and Contract Termination Costs
During the year ended December 31, 2013, we recorded restructuring charges of $3.9 million primarily related to severance and related costs associated with the integration of the television stations acquired during 2012. During the years ended December 31, 2012 and 2011, we recorded restructuring charges of $1.0 million and $0.7 million, respectively, as a result of severance and related costs as well as the consolidation of certain activities at our stations and our corporate headquarters. During the years ended December 31, 2013, 2012 and 2011, we made cash payments of $4.2 million, $0.8 million and $1.1 million related to these restructuring actions. We expect to make cash payments of $0.4 million related to these restructuring actions during 2014.
The activity for these restructuring charges relating to severance and related costs is as follows (in thousands):

Severance and Related
Balance as of December 31, 2011	$515
Charges	1,009
Payments	(807)
Balance as of December 31, 2012	$717
Charges	3,895
Payments	(4,189)
Balance as of December 31, 2013	$423

In December 2013, we terminated an agreement with a service provider that provided national sales representation and made a payment of $5.4 million to exit our agreement prior to its expiration. Concurrent with the termination of the agreement, we released $1.5 million of deferred credits associated with the terminated contract. The amount of the one-time termination payment, offset by the release of the deferred credits, has been reflected as Contract termination costs in our consolidated statement of operations for 2013.

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

Note 13—Commitments and Contingencies
Commitments
We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2036. In addition, we have entered into commitments for future syndicated entertainment and sports programming. Future payments for these non-cancelable operating leases and agreements, and future payments associated with syndicated television programs as of December 31, 2013 are as follows (in thousands):

	Operating Leases and Agreements	Syndicated Television Programming(1)	Total
Year
2014	$45,076	$27,119	$72,195
2015	33,930	26,675	60,605
2016	16,140	17,387	33,527
2017	12,146	3,133	15,279
2018	1,611	153	1,764
Thereafter	7,139	214	7,353
Total obligations	$116,042	$74,681	$190,723
(1)Includes $6.3 million of program obligations recorded on our consolidated balance sheet as of December 31, 2013
Rent expense, resulting from operating leases, was $5.8 million, $2.5 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
On February 12, 2013, we, along with our wholly-owned subsidiaries, LIN Television and LIN Texas, entered into, and simultaneously closed the JV Sale Transaction with subsidiaries of NBCUniversal, the GE Parties, Comcast and SVH whereby in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations relating to the shortfall funding agreements. Further, LIN Texas sold its 20.38% equity interest in SVH to affiliates of NBCUniversal, and the LIN parties transferred their rights to receivables related to the Shortfall Funding Loans for $1.00.
We accrued for and expensed the $100 million capital contribution to SVH to secure the release of the guarantee and recorded the related tax effects in our consolidated financial statements as of December 31, 2012, because it represented a probable and estimable obligation of the Company. In February 2013, we entered into a $60 million Incremental Facility and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million payment. As a result of the JV Sale Transaction, after utilizing all of our available Federal net operating loss (“NOL”) carryforwards, we had an approximate $162.8 million income tax payable remaining, $131.5 million of which was extinguished as a result of the Merger described below.
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

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

Based on an average of the opening and closing trading prices of LIN TV's class A common stock on the day of the Merger, LIN TV realized a capital loss of approximately $343 million, which represents the difference between its tax basis in the stock of LIN Television, and the fair market value of this stock as of July 30, 2013.  The capital loss realized and existing net operating losses were used to offset a portion of the capital gain recognized in the JV Sale Transaction and as a result, we realized tax savings of $131.5 million, resulting in a remaining tax liability of $31.3 million associated with the JV Sale Transaction. We made state and federal tax payments to settle this tax liability during the fourth quarter of 2013.

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

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

Note 14—Income Taxes
Our income before income taxes is solely from domestic operations. The (benefit from) provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$26,056	$21	$543
State	5,636	1,571	652
Foreign	—	633	—
Total current	$31,692	$2,225	$1,195
Deferred:
Federal	$(124,201)	$33,865	$(25,907)
State	(32,911)	4,373	8,667
Total deferred	(157,112)	38,238	(17,240)
Total current and deferred	$(125,420)	$40,463	$(16,045)
The following table reconciles the amount that would be calculated by applying the 35% federal statutory rate to income before income taxes to the actual (benefit from) provision for income taxes (in thousands):

	Year Ended December 31,
	2013	2012	2011
Provision assuming federal statutory rate	$10,913	$7,871	$11,780
State taxes, net of federal tax benefit	3,863	5,723	1,790
State tax law/rate changes, net of federal tax benefit	—	1,883	5,703
Change in valuation allowance	(18,157)	(4,622)	(36,541)
Share compensation	(53)	(17)	601
Reserve for tax contingencies	124	633	—
Impact of JV Sale Transaction	—	28,435	—
Impact of the Merger	(124,306)	—	—
Non-deductible acquisition and Merger related transaction costs	1,645	—	—
Other	551	557	622
	$(125,420)	$40,463	$(16,045)
Effective income tax rate on continuing operations	(402.2)%	179.9%	(47.7)%

During the year ended December 31, 2013, we recognized a $124.3 million tax benefit as a result of the Merger as well as an $18.2 million tax benefit as a result of the reversal of state valuation allowances. These valuation allowances were reversed after evaluating our ability to recover certain net operating loss carryforwards due to the change in tax structure as a result of the Merger, as we concluded the Company will more likely than not be able to realize these deferred tax assets.
The impact of the JV Sale Transaction is a result of entering into and consummating the transactions contemplated by the JV Transaction Agreement on February 12, 2013, as described further in Note 1—"Basis of Presentation and Summary of Significant Accounting Policies" and in Note 13—"Commitments and Contingencies." The JV Sale Transaction resulted in the recognition of $27.5 million and $0.9 million of incremental short-term deferred federal and state tax liabilities, respectively, in excess of those which were previously established. The financial impact of the JV Sale Transaction and corresponding tax expense of $28.4 million are reflected in our consolidated financial statements for the year ended December 31, 2012. During the first quarter of 2013, approximately $162.8 million of short term deferred liabilities were reclassified to income taxes payable upon the consummation of the JV Sale Transaction. As a result of the close of the Merger on July 30, 2013, $131.5 million of this tax liability was extinguished, resulting in a remaining tax liability of approximately $31.3 million associated with the JV Sale Transaction. We made state and federal tax payments to settle this tax liability during the fourth quarter of 2013.

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

The 2011 state tax law/rate change, net of federal tax benefit, of $5.7 million is primarily a result of state tax legislation enacted in Michigan in May 2011, which repealed the Michigan business tax ("MBT"), and implemented a corporate income tax instead, effective January 2012. As a result of the elimination of the MBT, certain future tax deductions that were available to be utilized beginning in 2015, and had been recognized as deferred tax assets in our financial statements, will not be deductible. Therefore, during the year ended December 31, 2011, we recognized incremental deferred income tax expense of $5.1 million, net of federal benefit, for the reversal of these previously established deferred tax assets. In addition, the 2012 state tax law/rate change, net of federal tax benefit, of $1.9 million is a result of a change in the effective tax rate used to value our deferred tax assets/liabilities.
The components of the net deferred tax liability are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax liabilities:
Deferred gain related to equity investment in NBC joint venture	$—	$259,049
Property and equipment	11,816	12,822
Intangible assets	54,859	36,761
Deferred gain on debt repurchase	18,140	18,309
Noncontrolling interest	849	549
Other	7,629	7,476
Total	$93,293	$334,966
Deferred tax assets:
Net operating loss carryforwards	$(17,707)	$(110,169)
Equity investments	(2,372)	(1,554)
Other	(15,426)	(32,625)
Valuation allowance	—	18,157
Total	(35,505)	(126,191)
Net deferred tax liabilities	$57,788	$208,775
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
As of December 31, 2013, we had federal net operating loss carryforwards (tax effected) of approximately $4.6 million that begin to expire in 2034. Additionally, we had state net operating loss carryforwards that vary by jurisdiction (tax effected, net of federal benefit) of $13.1 million, expiring through 2033. Included in the total federal and state net operating loss carryforwards (tax effected) is $4.9 million that would be recorded in additional paid-in capital when realized.
Unrecognized Tax Benefits.
The Company's uncertain tax positions for the years ended December 31, 2013, 2012, and 2011 are limited to certain unrecognized state and foreign benefits totaling $24.5 million, $26.6 million and $26.4 million, respectively. As of December 31, 2013, 2012 and 2011, there are $0.9 million, $0.8 million and $0 million of unrecognized tax benefits, respectively, that if recognized would reduce the effective tax rate from continuing operations.
We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2013, 2012 and 2011, we did not recognize or accrue any amounts related to interest and penalties.

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$26,559	$26,381	$26,610
Additions for tax positions of current year	733	1,798	2,386
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(2,084)	(1,133)	(2,128)
Reductions related to settlements with taxing authorities	—	—	—
Reductions related to expiration of the statute of limitations	(730)	(487)	(487)
Balance at end of year	$24,478	$26,559	$26,381
We file a consolidated federal income tax return and we file numerous other consolidated and separate income tax returns in U.S. state jurisdictions. Tax years 2009-2012 remain open to examination by major taxing jurisdictions.
Note 15—Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2013	2012
Accrued compensation	$11,817	$11,275
Accrued contract costs	3,394	4,163
Accrued interest	12,168	7,841
Accrued capital contribution to joint venture	—	100,000
Other accrued expenses	24,317	29,967
Total	$51,696	$153,246
Note 16—Subsequent Events
On February 3, 2014, LIN Digital Media LLC, a wholly owned subsidiary, completed its acquisition of Federated Media Publishing, Inc. ("Federated Media"). Federated Media is an industry-leading digital content and conversational marketing company. For further information on this acquisition, see Note 2 — “Acquisitions.”
Note 17—Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash paid for interest expense	$48,646	$42,348	$47,801
Cash paid for income taxes—continuing operations	$32,937	$1,103	$559
Non-cash investing activities:
Accrual for estimated shortfall loans to SVH	$—	$—	$4,697
Non-cash financing activities:
Capital leases assumed in acquisitions	$179	$14,896	$—

LIN Television Corporation
Notes to Consolidated Financial Statements (Continued)

Note 18—Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged (Released) to Operations	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts as of December 31,
2013	$3,599	$1,608	$(2,019)	$3,188
2012	$2,310	$2,047	$(758)	$3,599
2011	$2,194	$760	$(644)	$2,310
Valuation allowance for state and federal deferred tax assets as of December 31,
2013	$18,157	$(18,157)	$—	$—
2012	$23,422	$(5,265)	$—	$18,157
2011	$59,990	$(36,568)	$—	$23,422

Schedule I—Condensed Financial Information of the Registrant

LIN Media LLC
Condensed Balance Sheets

	Year Ended December 31,
	2013	2012
	(in thousands, except share data)
ASSETS
Advances to consolidated subsidiaries	$1,900	$—
Investment in consolidated subsidiaries	87,227	—
Total assets	$89,127	$—
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
Accumulated losses in excess of investment in consolidated subsidiaries	$—	$91,564
Shareholders' equity (deficit):
Class A common shares, 100,000,000 shares authorized, Issued: 39,013,005 and 35,672,528 shares as of December 31, 2013 and 2012, respectively, Outstanding: 34,065,346 and 30,724,869 shares as of December 31, 2013 and 2012, respectively (a)	624,564	313
Class B common shares, 50,000,000 shares authorized, 20,901,726 and 23,401,726 shares as of December 31, 2013 and 2012, respectively, issued and outstanding; convertible into an equal number of shares of class A or class C common shares (a)	518,395	235
Class C common shares, 50,000,000 shares authorized, 2 shares as of December 31, 2013 and 2012, issued and outstanding; convertible into an equal number of shares of class A common shares	—	—
Treasury shares, 4,947,659 of class A common shares as of December 31, 2013 and 2012, at cost	(21,984)	(21,984)
Additional paid-in capital (a)	—	1,129,691
Accumulated deficit	(1,006,322)	(1,164,435)
Accumulated other comprehensive loss	(25,526)	(35,384)
Total shareholders' equity (deficit)	89,127	(91,564)
Total liabilities and LIN Media LLC shareholders' equity	$89,127	$—

____________________________________________________
(a) In conjunction with the Merger of LIN TV with and into LIN LLC on July 30, 2013, LIN Media LLC was deemed the successor reporting entity to LIN TV. As such, the additional paid-in capital amount within LIN LLC's shareholders' equity as of December 31, 2013 has been allocated to the Class A and B share balances to conform to LIN LLC's basis of presentation as a limited liability company. For purposes of LIN TV's shareholders' deficit balance as of December 31, 2012, LIN TV's class A, B and C common shares had a par value of $0.01 per share that is not reflected as of December 31, 2013, as each share represents a limited liability interest in LIN Media LLC.

LIN Media LLC
Condensed Statements of Operations

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Net Revenues	$—	$—	$—
Operating expenses:
Corporate	709	—	—
Operating loss	(709)	—	—
Other income:
Intercompany income	(20)	—	—
Total other income	(20)	—	—
Loss from continuing operations before taxes and equity in income (loss) from operations of consolidated subsidiaries	(689)	—	—
Net loss from continuing operations	(689)	—	—
Equity in income (loss) from operations of consolidated subsidiaries	158,802	(7,045)	48,577
Net income (loss) attributable to LIN Media LLC	$158,113	$(7,045)	$48,577
Basic income (loss) per common share attributable to LIN Media LLC	$3.02	$(0.13)	$0.87
Diluted income (loss) per common share attributable to LIN Media LLC	$2.84	$(0.13)	$0.85
Weighted-average number of common shares outstanding used in calculating basic income per common share	52,439	54,130	55,768
Weighted-average number of common shares outstanding used in calculating diluted income per common share	55,639	54,130	57,079

LIN Media LLC
Condensed Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income (loss) attributable to LIN Media LLC	$158,113	$(7,045)	$48,577
Pension net gain, net of tax of $5,705, $1,523 and $(7,291) for the years ended December 31, 2013, 2012 and 2011, respectively	8,738	2,424	(11,212)
Amortization of pension net losses, net of tax of $734, $609 and $379 for the years ended December 31, 2013, 2012 and 2011, respectively	1,120	969	374
Comprehensive income (loss) attributable to LIN Media LLC	$167,971	$(3,652)	$37,739

LIN Media LLC
Condensed Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
OPERATING ACTIVITIES:
Net cash used in operating activities	$(589)	$—	$—
INVESTING ACTIVITIES:
Receipt of dividend	2,000	—	—
Advances to consolidated subsidiaries	(2,000)	—	—
Net cash provided by investing activities	—	—	—
FINANCING ACTIVITIES:
Net proceeds from exercises of employee and director stock-based compensation	589	—	—
Net cash provided by financing activities	589	—	—
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at the beginning of the period	—	—	—
Cash and cash equivalents at the end of the period	$—	$—	$—

1. Background and Basis of Presentation

LIN Media LLC (“LIN LLC”) has no material assets or operations other than its ownership in LIN Television Corporation (“LIN Television”) and its subsidiaries. Certain covenants within LIN Television's Senior Secured Credit Facility limit its ability to distribute funds to LIN LLC in the form of dividends, loans or advances. Accordingly, these condensed financial statements of LIN LLC have been presented on a "Parent Only" basis. The condensed parent company financial statements should be read in conjunction with the consolidated financial statements and notes of LIN LLC included in this Annual Report on Form 10-K.