Form 10-Q
period 2014-08-11
LIN TELEVISION CORP
filed 2014-08-11
CIK 931058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

LIN Media LLC Class A common shares, outstanding as of August 8, 2014: 37,693,498 shares.
LIN Media LLC Class B common shares, outstanding as of August 8, 2014: 17,901,726 shares.
LIN Media LLC Class C common shares, outstanding as of August 8, 2014: 2 shares.
LIN Television Corporation common stock, $0.01 par value, outstanding as of August 8, 2014: 1,000 shares.

EXPLANATORY NOTE

On July 30, 2013, LIN TV Corp., a Delaware corporation (“LIN TV”), completed its merger with and into LIN Media LLC, a Delaware limited liability company and wholly owned subsidiary of LIN TV (“LIN LLC”), with LIN LLC as the surviving entity (the “2013 LIN LLC Merger”) pursuant to the Agreement and Plan of Merger, dated February 12, 2013, by and between LIN TV and LIN LLC (the “2013 LIN LLC Merger Agreement”).  Entry into the 2013 LIN LLC Merger Agreement had previously been reported by LIN TV on its Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 15, 2013.

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

Part I. Financial Information
Item 1. Unaudited Consolidated Financial Statements

LIN Media LLC
Consolidated Balance Sheets
(unaudited)

	June 30, 2014	December 31, 2013
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$19,716	$12,525
Marketable securities	980	—
Accounts receivable, less allowance for doubtful accounts (2014 - $3,867; 2013 - $3,188)	154,115	145,309
Deferred income tax assets	7,410	6,898
Other current assets	22,442	15,201
Total current assets	204,663	179,933
Property and equipment, net	217,362	221,078
Deferred financing costs	14,861	16,448
Goodwill	210,968	203,528
Broadcast licenses	536,515	536,515
Other intangible assets, net	48,480	47,049
Other assets	12,727	12,299
Total assets (a)	$1,245,576	$1,216,850
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,495	$17,364
Accounts payable	17,299	14,002
Income taxes payable	463	1,420
Accrued expenses	67,583	51,696
Program obligations	6,968	7,027
Total current liabilities	112,808	91,509
Long-term debt, excluding current portion	910,729	927,328
Deferred income tax liabilities	61,579	64,686
Program obligations	3,559	4,146
Other liabilities	24,417	27,209
Total liabilities (a)	1,113,092	1,114,878
Commitments and Contingencies (Note 9)
Redeemable noncontrolling interest	9,905	12,845
LIN Media LLC shareholders’ equity:
Class A common shares, 100,000,000 shares authorized, Issued: 42,636,094 and 39,013,005 shares as of June 30, 2014 and December 31, 2013, respectively. Outstanding: 37,688,435 and 34,065,346 shares as of June 30, 2014 and December 31, 2013, respectively	642,840	624,564
Class B common shares, 50,000,000 shares authorized, 17,901,726 and 20,901,726 shares as of June 30, 2014 and December 31, 2013, respectively, issued and outstanding; convertible into an equal number of shares of class A common or class C common shares	518,365	518,395
Class C common shares, 50,000,000 shares authorized, 2 shares as of June 30, 2014 and December 31, 2013, issued and outstanding; convertible into an equal number of shares of class A common shares	—	—
Treasury shares, 4,947,659 shares of class A common shares as of June 30, 2014 and December 31, 2013, at cost	(21,984)	(21,984)
Accumulated deficit	(993,338)	(1,006,322)
Accumulated other comprehensive loss	(25,181)	(25,526)
Total LIN Media LLC shareholders’ equity	120,702	89,127
Noncontrolling interest	1,877	—
Total equity	122,579	89,127
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$1,245,576	$1,216,850
________________________________________________________________

(a)
Our consolidated assets as of June 30, 2014 and December 31, 2013 include total assets of: $55,165 and $56,056, respectively, of variable interest entities (“VIEs”) that can only be used to settle the obligations of the VIEs. These assets include broadcast licenses and other intangible assets of: $43,565 and $44,677 and program rights of: $1,948 and $2,186 as of June 30, 2014 and December 31, 2013, respectively. Our consolidated liabilities as of June 30, 2014 and December 31, 2013 include $3,752 and $4,126, respectively, of total liabilities of the VIEs for which the VIEs’ creditors have no recourse to the Company, including $2,525 and $2,727, respectively, of program obligations.  See further description in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies.”

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Media LLC
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)		(in thousands, except per share data)
Net revenues	$188,765	$164,346	$355,006	$305,338

Operating expenses:
Direct operating	75,487	63,623	144,921	118,191
Selling, general and administrative	48,308	40,040	93,248	77,338
Amortization of program rights	6,788	7,152	13,381	14,937
Corporate	8,656	9,094	21,197	19,365
Depreciation	11,087	11,320	21,773	22,958
Amortization of intangible assets	5,706	5,723	11,277	11,152
Restructuring charge	—	391	—	2,523
Loss from asset dispositions	5	87	99	182
Operating income	32,728	26,916	49,110	38,692

Other expense:
Interest expense, net	14,150	14,428	28,359	28,299
Share of loss in equity investments	25	25	100	25
Other (income) expense, net	(101)	84	(83)	60
Total other expense, net	14,074	14,537	28,376	28,384

Income before provision for income taxes	18,654	12,379	20,734	10,308
Provision for income taxes	7,788	5,210	8,809	4,159
Net income	10,866	7,169	11,925	6,149
Net loss attributable to noncontrolling interests	(461)	(306)	(1,059)	(470)
Net income attributable to LIN Media LLC	$11,327	$7,475	$12,984	$6,619

Basic net income per common share:
Net income	$0.21	$0.14	$0.24	$0.13

Weighted-average number of common shares outstanding used in calculating basic income per common share	53,961	52,278	53,755	52,095

Diluted net income per common share:
Net income	$0.20	$0.13	$0.23	$0.12

Weighted-average number of common shares outstanding used in calculating diluted income per common share	56,740	55,595	56,608	55,406

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Media LLC
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net income	$10,866	$7,169	$11,925	$6,149
Amortization of pension net losses, reclassified, net of tax of $101 and $169 for the three months ended June 30, 2014 and 2013, respectively, and $225 and $338 for the six months ended June 30, 2014 and 2013, respectively	154	259	345	518
Comprehensive income	11,020	7,428	12,270	6,667
Comprehensive loss attributable to noncontrolling interest	(461)	(306)	(1,059)	(470)
Comprehensive income attributable to LIN Media LLC	$11,481	$7,734	$13,329	$7,137

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Media LLC
Consolidated Statement of Shareholders’ Equity
(unaudited)
(in thousands)

						Accumulated
	Common Shares			Treasury		Other		Total
	Class A	Class B	Class C	Shares	Accumulated	Comprehensive	Noncontrolling	Shareholders'
	Amount	Amount	Amount	(at cost)	Deficit	Loss	Interest	Equity
Balance as of December 31, 2013	$624,564	$518,395	$—	$(21,984)	$(1,006,322)	$(25,526)	$—	$89,127
Pension liability adjustment, net of tax of $225	—	—	—	—	—	345	—	345
Issuance of class A common shares	1,948	—	—	—	—	—	—	1,948
Conversion of class B common shares to class A common shares	30	(30)	—	—	—	—	—	—
Tax benefit from exercise of share options and vesting of restricted share awards	11,965	—	—	—	—	—	—	11,965
Share-based compensation	4,333	—	—	—	—	—	13	4,346
Reclassification from redeemable noncontrolling interest	—	—	—	—	—	—	2,766	2,766
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(902)	(902)
Net income	—	—	—	—	12,984	—	—	12,984
Balance as of June 30, 2014	$642,840	$518,365	$—	$(21,984)	$(993,338)	$(25,181)	$1,877	$122,579

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Media LLC
Consolidated Statement of Stockholders’ Deficit
(unaudited)
(in thousands)

							Accumulated
	Common Stock			Treasury	Additional		Other	Total
	Class A	Class B	Class C	Stock	Paid-In	Accumulated	Comprehensive	Stockholders'
	Amount	Amount	Amount	(at cost)	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2012	$313	$235	$—	$(21,984)	$1,129,691	$(1,164,435)	$(35,384)	$(91,564)
Pension liability adjustment, net of tax of $338	—	—	—	—	—	—	518	518
Issuance of class A common stock	3	—	—	—	1,156	—	—	1,159
Tax benefit from exercise of stock options and vesting of restricted stock awards	—	—	—	—	1,497	—	—	1,497
Stock-based compensation	—	—	—	—	4,440	—	—	4,440
Net income attributable to LIN TV Corp.	—	—	—	—	—	6,619	—	6,619
Balance as of June 30, 2013	$316	$235	$—	$(21,984)	$1,136,784	$(1,157,816)	$(34,866)	$(77,331)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Media LLC
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
OPERATING ACTIVITIES:
Net income	$11,925	$6,149
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	21,773	22,958
Amortization of intangible assets	11,277	11,152
Amortization of financing costs and note discounts	1,800	1,808
Amortization of program rights	13,381	14,937
Cash payments for programming	(13,784)	(16,072)
Share of loss in equity investments	100	25
Deferred income taxes, net	8,103	3,803
Share-based compensation	4,346	4,528
Loss from asset dispositions	99	182
Other, net	1,954	846
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	717	1,203
Other assets	(9,934)	(3,036)
Accounts payable	(2,118)	(6,479)
Accrued interest expense	(160)	4,510
Other liabilities and accrued expenses	11,871	(3,949)
Net cash provided by operating activities	61,350	42,565
INVESTING ACTIVITIES:
Capital expenditures	(11,463)	(14,170)
Acquisition of broadcast towers	(7,257)	—
Payments for business combinations, net of cash acquired	(22,733)	(9,824)
Proceeds from the sale of assets	107	34
Contributions to equity investments	(100)	—
Purchase of marketable securities	(980)	—
Capital contribution to joint venture with NBCUniversal	—	(100,000)
Net cash used in investing activities	(42,426)	(123,960)
FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director share-based compensation	1,948	1,156
Proceeds from borrowings on long-term debt	45,000	96,000
Principal payments on long-term debt	(58,681)	(41,617)
Payment of long-term debt issue costs	—	(652)
Net cash (used in) provided by financing activities	(11,733)	54,887
Net increase (decrease) in cash and cash equivalents	7,191	(26,508)
Cash and cash equivalents at the beginning of the period	12,525	46,307
Cash and cash equivalents at the end of the period	$19,716	$19,799
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

On July 30, 2013, LIN TV Corp., a Delaware corporation (“LIN TV”), completed its merger with and into LIN LLC, a Delaware limited liability company and wholly owned subsidiary of LIN TV, with LIN LLC as the surviving entity (the “2013 LIN LLC Merger”) pursuant to the Agreement and Plan of Merger, dated February 12, 2013, by and between LIN TV and LIN LLC (the “2013 LIN LLC Merger Agreement”).  LIN LLC filed a Current Report on Form 8-K on July 31, 2013 (the “Form 8-K”) for the purpose of establishing LIN LLC as the successor registrant to LIN TV pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to disclose certain related matters, including the consummation of the 2013 LIN LLC Merger.  Pursuant to Rule 12g-3(a) under the Exchange Act and in accordance with the filing of the Form 8-K, the class A common shares representing limited liability interests in LIN LLC, as the successor registrant to LIN TV, were deemed registered under Section 12(b) of the Exchange Act.  References to "LIN LLC," "we," "us," or the "Company" in this Quarterly Report on Form 10-Q that include any period at and before the effectiveness of the 2013 LIN LLC Merger shall be deemed to refer to LIN TV as the predecessor registrant to LIN LLC.  For more information concerning the effects of the 2013 LIN LLC Merger and the succession of LIN LLC to LIN TV upon its effectiveness, please see the Form 8-K.

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

During the first quarter of 2014, we began operating under two segments, which also represent our reportable segments, “Broadcast” and “Digital” that are disclosed separately from our corporate activities. Our Broadcast segment includes 43 television stations and seven digital channels that are either owned, operated or serviced by us in 23 U.S. markets, all of which are engaged principally in the sale of television advertising and digital advertising primarily related to our television station companion websites. Our Digital segment includes the operating results of the following digital companies: LIN Digital LLC ("LIN Digital"), LIN Mobile, LLC ("LIN Mobile"), Nami Media, Inc. ("Nami Media"), HYFN, Inc. ("HYFN"), Dedicated Media, Inc. ("Dedicated Media"), and Federated Media Publishing LLC ("Federated Media"). Corporate and unallocated expenses primarily include our costs to operate as a public company and to operate our corporate locations. Corporate is not a reportable segment. We have retrospectively recast prior period disclosures to reflect this change in our reportable operating segments. See Note 5 - “Segment Reporting” for further discussion. Prior to January 1, 2014, we had one reportable segment.

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

On July 24, 2014, we filed a joint proxy statement/prospectus with the Securities and Exchange Commission which was mailed to the shareholders of LIN LLC in connection with a special meeting of the shareholders of LIN LLC to be held on August 20, 2014 for the purpose of voting on the proposal to adopt the Agreement and Plan of Merger, dated March 21, 2014, with Media General, Inc., a Virginia corporation ("Media General"), Mercury New Holdco, Inc., a Virginia corporation (“New Holdco”),

Mercury Merger Sub 1, Inc., a Virginia corporation and a direct, wholly-owned subsidiary of New Holdco (“Merger Sub 1”), Mercury Merger Sub 2, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of New Holdco (“Merger Sub 2”) (the “Merger Agreement”). If the transactions contemplated by the Merger Agreement (the "Merger") are completed, LIN LLC will become a wholly-owned subsidiary of New Holdco and Media General will become a wholly-owned subsidiary of LIN LLC ("New Media General"). The combined company will own and operate or service 74 stations across 46 markets, reaching approximately 26.5 million households or 23% of U.S. TV households (certain of these stations are expected to be swapped or otherwise divested in order to address regulatory considerations). The transaction is currently expected to close during the first quarter of 2015.

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

For further discussion of the JV Sale Transaction and the 2013 LIN LLC Merger, refer to Item 1. "Business," Note 1 - "Basis of Presentation and Summary of Significant Accounting Policies," and Note 13 - "Commitments and Contingencies" to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "10-K").

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

An order that the Federal Communications Commission (“FCC”) adopted in March 2014, however, will require changes in our relationship with these entities going forward. In that order, the FCC concluded that JSAs should be “attributable” for purposes of the media ownership rules if they permit a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. Stations with JSAs that would put them in violation of the new rules will have until June 19, 2016 to amend or terminate those arrangements, unless they are able to obtain a waiver of such rules. Accordingly, absent further developments, we will be required to modify or terminate our existing JSAs by no later than June 19, 2016.

The carrying amounts and classifications of the assets and liabilities of the variable interest entities described above, which have been included in our consolidating balance sheets as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$418	$278
Accounts receivable, net	6,823	6,345
Other assets	913	927
Total current assets	8,154	7,550
Property and equipment, net	2,192	2,469
Broadcast licenses and other intangible assets, net	43,565	44,677
Other assets	1,254	1,360
Total assets	$55,165	$56,056

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,162	$1,162
Accounts payable	45	63
Accrued expenses	1,184	1,336
Program obligations	1,283	1,303
Total current liabilities	3,674	3,864
Long-term debt, excluding current portion	2,424	3,005
Program obligations	1,242	1,424
Other liabilities	47,825	47,763
Total liabilities	$55,165	$56,056

The assets of our consolidated VIEs can only be used to settle the obligations of the VIEs and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other liabilities of $47.8 million and $47.8 million as of June 30, 2014 and December 31, 2013, respectively, serve to reduce the carrying value of the entities, and are eliminated in our consolidated financial statements. This reflects the fact that as of June 30, 2014 and December 31, 2013, LIN Television has an option that it may exercise if the FCC attribution rules change. The option would allow LIN Television to acquire the assets or member’s interest of the VIE entities for a nominal exercise price, which is significantly less than the carrying value of their tangible and intangible net assets. The options are carried at zero on our consolidated balance sheet, as any value attributable to the options is eliminated in the consolidation of the VIEs. In an order adopted in March 2014, the FCC concluded that JSAs should be “attributable” for purposes of the media ownership rules if they permit a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. Stations with JSAs that would put them in violation of the new rules will have until June 19, 2016 to amend or terminate those arrangements, unless they are able to obtain a waiver of such rules. Accordingly, absent further developments, or the grant of waivers, we will be required to modify or terminate our existing JSAs no later than June 19, 2016.

Redeemable Noncontrolling Interest

The redeemable noncontrolling interest as of December 31, 2013 includes the interest of minority shareholders of HYFN, Dedicated Media and Nami Media. During the six months ended June 30, 2014, we have reclassified the interest of the minority shareholders of Nami Media to permanent equity, as the mandatory redemption feature of Nami Media's minority shareholders' interest terminated in February 2014. Accordingly, the following table presents the activity of the redeemable noncontrolling interest included in our consolidated balance sheets related to HYFN and Dedicated Media, which represents third parties’ proportionate share of our consolidated net assets (in thousands):

Redeemable Noncontrolling Interest
Balance as of December 31, 2013	$12,845
Net loss	(1,059)
Share-based compensation and other	(4)
Reclassification to noncontrolling interest (Nami Media)	(1,877)
Balance as of June 30, 2014	$9,905

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Denominator for EPS calculation:	2014	2013	2014	2013
Weighted-average common shares, basic	53,961	52,278	53,755	52,095
Effect of dilutive securities:	0		0
Share options	2,779	3,317	2,853	3,311
Weighted-average common shares, diluted	56,740	55,595	56,608	55,406

We apply the treasury stock method to measure the dilutive effect of our outstanding share options and restricted share awards and include the respective common share equivalents in the denominator of our diluted EPS calculation.  Securities representing zero common shares for the three and six months ended June 30, 2014, respectively and less than 0.1 million shares of common stock for the three and six months ended June 30, 2013, respectively, were excluded from the computation of diluted EPS for these periods because their effect would have been anti-dilutive.  The net income per share amounts are the same for our class A, class B and class C common shares because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

In April 2014, the FASB issued Accounting Standard Update No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the impact that the new guidance will have on our disclosures and consolidated financial statements.

Note 2 — Acquisitions

Federated Media Publishing, Inc.
On February 3, 2014, LIN Digital Media LLC, a wholly owned subsidiary of LIN Television, acquired 100% of the capital stock of Federated Media Publishing, Inc., which we subsequently converted into a Delaware limited liability company ("Federated Media"). Federated Media is a digital content and conversational marketing company that leverages the relationships and content from its publishing network to deliver contextually relevant advertising and conversational and engagement tools that reach agencies’ and brands’ targeted audiences across digital and social media platforms. The purchase price totaled $22.5 million, net of cash, including post-closing adjustments, and was funded from cash on hand and amounts drawn on our revolving credit facility.
The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by us in the acquisition (in thousands):

Current assets	$9,811
Property and equipment	72
Non-current assets	195
Other intangible assets	11,497
Goodwill	7,440
Current liabilities	(6,501)
Total	$22,514

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

Goodwill of $7.4 million is the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired, and primarily represents the benefits of the incremental revenue we expect to generate from the acquisition of Federated Media.  All of the goodwill recognized in connection with the acquisition of Federated Media is deductible for tax purposes.

Net revenues and operating loss of Federated Media included in our consolidated statements of operations for the six months ended June 30, 2014 were $10.4 million and $0.7 million, respectively.

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

Our obligations to purchase the noncontrolling interest holders’ shares of both Dedicated Media and HYFN are outside of our control, because they are based on the achievement of certain financial targets described above. Therefore, the noncontrolling interest related to Dedicated Media and HYFN as of June 30, 2014 has been reported as redeemable noncontrolling interest and classified as temporary equity on our consolidated balance sheets. As of the acquisition dates, the fair values of the noncontrolling interests were $3.8 million and $7.2 million for Dedicated Media and HYFN, respectively, and were measured based on the purchase prices for our 60% and 50.1% ownership interest in Dedicated Media and HYFN, respectively, and the net assets acquired as of the acquisition dates. As of June 30, 2014, we believe that achievement of the financial targets is not yet probable and therefore, have not reflected these obligations in our consolidated financial statements.

If we do not purchase the remaining outstanding shares of Dedicated Media or HYFN by the dates set forth in the respective purchase agreements, the noncontrolling interest holders have the right to purchase our interest. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the applicable financial targets are not met and we do not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to these options are included in our consolidated financial statements as of June 30, 2014.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations for the six months ended June 30, 2014 and June 30, 2013 assuming that the above acquisitions of Federated Media, Dedicated Media and HYFN along with transactions necessary to finance the acquisitions, occurred on January 1, 2013 (in thousands):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net revenue	$356,373	$329,016
Net income	$11,189	$967
Basic income per common share attributable to LIN Media LLC	$0.21	$0.02
Diluted income per common share attributable to LIN Media LLC	$0.20	$0.02

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the business since January 1, 2013. The pro forma adjustments for the six months ended June 30, 2014 and 2013 reflect depreciation expense, amortization of intangibles related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transaction and the related tax effects of the adjustments.

In connection with the acquisition of Federated Media, we and Federated Media incurred a combined total of $0.8 million of transaction related costs primarily related to legal and other professional services. These costs were not included in the 2014 pro forma amounts. The 2013 pro forma net income was adjusted to include these costs, as they are directly attributable to the acquisition of Federated Media.

Note 3 — Intangible Assets

Goodwill totaled $211 million and $203.5 million at June 30, 2014 and December 31, 2013, respectively. The change in the carrying amount of goodwill during the six months ended June 30, 2014 was as follows (in thousands):

Goodwill
Broadcast:
Balance as of December 31, 2013	$185,237
Acquisitions	—
Balance as of June 30, 2014	$185,237
Digital:
Balance as of December 31, 2013	18,291
Acquisitions	7,440
Balance as of June 30, 2014	$25,731
Total:
Balance as of December 31, 2013	$203,528
Acquisitions	7,440
Balance as of June 30, 2014	$210,968

The following table summarizes the carrying amounts of intangible assets (in thousands):

	June 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Broadcast licenses	$536,515	$—	$536,515	$—
Intangible assets subject to amortization (1)	98,673	(50,193)	85,966	(38,917)
Total	$635,188	$(50,193)	$622,481	$(38,917)

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

Debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Senior Secured Credit Facility:
Revolving credit loans	$—	$5,000
$112,500 and $118,750 Term loans, net of discount of $300 and $345 as June 30, 2014 and December 31, 2013, respectively	112,200	118,405
$312,600 and $314,200 Incremental term loans, net of discount of $1,515 and $1,684 as of June 30, 2014 and December 31, 2013, respectively	311,085	312,516
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	290,000
Capital lease obligations	14,354	14,604
Other debt	3,585	4,167
Total debt	931,224	944,692
Less current portion	20,495	17,364
Total long-term debt	$910,729	$927,328

During the three and six months ended June 30, 2014, we paid $3.9 million and $7.9 million, respectively, of principal on the term loans and incremental term loans related to mandatory quarterly payments under our senior secured credit facility, respectively.

During the six months ended June 30, 2014, we drew $45 million on our revolving credit facility to fund the acquisition of Federated Media as well as normal operating activities. We subsequently made payments against these borrowings, resulting in an outstanding balance on our revolving credit facility of zero as of June 30, 2014.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues (Level 2 inputs of the three-level fair value hierarchy).  The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	June 30, 2014	December 31, 2013
Carrying amount	$916,871	$930,088
Fair value	942,968	954,255

Note 5 — Segment Reporting

During the first quarter of 2014, we began operating under two operating segments, which also represent our reportable segments, “Broadcast” and “Digital” that are disclosed separately from our corporate activities. Our Broadcast segment includes 43 television stations and seven digital channels that are either owned, operated or serviced by us in 23 U.S. markets, all of which are engaged principally in the sale of television advertising and digital advertising primarily related to our television station companion websites, and our Digital segment includes the operating results of the following digital companies; LIN Digital, LIN Mobile, Nami Media, HYFN, Dedicated Media, and Federated Media. Unallocated corporate expenses primarily include our costs to operate as a public company and to operate our corporate locations.

We use earnings before interest, taxes, depreciation and amortization, excluding non-recurring charges, restructuring charges, share-based compensation, loss or gain on sales of assets, and adjusting amortization of program rights to deduct cash paid for programming (“Adjusted EBITDA”) as the primary financial measure reported to the chief executive officer (the chief operating decision maker) for use in assessing our operating segments’ operating performance. We believe that this measure is useful to investors because it eliminates significant non-cash expenses and non-recurring charges and as a result, allows investors to better understand our operating segments’ performance. All adjustments to Adjusted EBITDA presented below to arrive at consolidated income before income taxes except for depreciation and amortization and cash paid for programming relate primarily to corporate activities. Cash paid for programming pertains only to our Broadcast segment. As a result, we have disclosed depreciation and amortization by segment, as this is the only adjustment to operating income that the chief executive officer reviews on a segment basis. We have retrospectively recast prior period disclosures to reflect this change in our reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net revenues:
Broadcast	$155,581	$143,509	$297,296	$275,460
Digital	33,184	20,837	57,710	29,878
Total net revenues	$188,765	$164,346	$355,006	$305,338

The following table is a reconciliation of Adjusted EBITDA to consolidated income before provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Segment Adjusted EBITDA:
Broadcast	$58,780	$51,164	$106,250	$91,759
Digital	555	1,796	(338)	1,960
Total segment Adjusted EBITDA	59,335	52,960	105,912	93,719
Unallocated corporate Adjusted EBITDA	(5,975)	(5,189)	(13,226)	(9,808)
Less:
Depreciation	11,087	11,320	21,773	22,958
Amortization of intangible assets	5,706	5,723	11,277	11,152
Amortization of program rights	6,788	7,152	13,381	14,937
Share-based compensation	2,039	2,587	4,346	4,528
Non-recurring(1) and acquisition-related charges	1,925	1,960	6,484	5,011
Restructuring charge	—	391	—	2,523
Loss on sale of assets	5	87	99	182
Add:
Cash payments for programming	6,918	8,365	13,784	16,072
Operating income	32,728	26,916	49,110	38,692
Other expense:
Interest expense, net	14,150	14,428	28,359	28,299
Share of loss in equity investments	25	25	100	25
Other (income) expense, net	(101)	84	(83)	60
Total other expense, net	14,074	14,537	28,376	28,384
Consolidated income before provision for income taxes	$18,654	$12,379	$20,734	$10,308
_______________________________
(1) Non-recurring charges for the three and six months ended June 30, 2014 primarily consist of expenses related to the Merger and non-recurring charges for the three and six months ended June 30, 2013 primarily consist of expenses related to the 2013 LIN LLC Merger.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Operating income:
Broadcast	$44,675	$36,540	$78,149	$60,698
Digital	(1,422)	740	(4,100)	242
Unallocated corporate	(10,525)	(10,364)	(24,939)	(22,248)
Total operating income	$32,728	$26,916	$49,110	$38,692

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Depreciation and amortization:
Broadcast	$14,218	$15,846	$28,354	$32,110
Digital	1,981	1,036	3,756	1,677
Unallocated corporate	594	161	940	323
Total depreciation and amortization	$16,793	$17,043	$33,050	$34,110

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Capital expenditures:
Broadcast	$4,368	$5,640	$8,305	$11,369
Digital	1,247	884	2,386	1,683
Unallocated corporate	239	848	772	1,118
Total capital expenditures	$5,854	$7,372	$11,463	$14,170

	June 30,	December 31,
	2014	2013
	(in thousands)
Assets:
Broadcast	$1,089,107	$1,100,343
Digital	93,847	69,690
Unallocated corporate	62,622	46,817
Total assets	$1,245,576	$1,216,850

Note 6 — Retirement Plans

The following table shows the components of the net periodic pension cost and the contributions to our 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net periodic pension (benefit) cost:
Interest cost	$1,521	$1,314	$3,019	$2,628
Expected return on plan assets	(1,782)	(1,670)	(3,540)	(3,340)
Amortization of net loss	254	428	569	856
Net periodic (benefit) cost	$(7)	$72	$48	$144
Contributions:
401(k) Plan	$1,003	$1,092	$2,145	$2,424
Defined contribution retirement plans	33	35	72	84
Defined benefit retirement plans	1,333	1,416	2,680	2,713
Total contributions	$2,369	$2,543	$4,897	$5,221

See Note 10 — “Retirement Plans” in Item 15 of our 10-K for a full description of our retirement plans.

Note 7 — Restructuring

As of December 31, 2013, we had a restructuring accrual of $0.4 million related to severance and related costs as a result of the integration of the television stations acquired during 2012 as well as severance and related costs at some of our digital companies.  During the six months ended June 30, 2014, we made cash payments of $0.3 million related to these restructuring actions.  We expect to make cash payments of approximately $0.1 million during the remainder of the year with respect to such transactions.

The activity for these restructuring actions is as follows (in thousands):

Severance and Related
Balance as of December 31, 2013	$423
Charges	—
Payments	283
Balance as of June 30, 2014	$140

Note 8 — Income Taxes

We recorded a provision for income taxes of $7.8 million and $8.8 million for the three and six months ended June 30, 2014, respectively, compared to a provision from income taxes of $5.2 million and $4.2 million for the three and six months ended June 30, 2013, respectively.  The provision for income taxes for the three and six months ended June 30, 2014 was primarily a result of our $18.7 million and $20.7 million income from operations before taxes during the three and six months ended June 30, 2014, respectively. Our effective income tax rate was 42.5% and 40.4% for the six months ended June 30, 2014 and June 30, 2013, respectively.  The increase in the effective income tax rate was primarily a result of an increase in state taxes, net of federal benefit, due to an increase in income from operations before taxes as compared to the same periods in the prior year. We expect our effective income tax rate to range between 40% and 42% during the remainder of 2014.

During the first quarter of 2013, approximately $162.8 million of short term deferred tax liabilities were reclassified to income taxes payable upon the consummation of the JV Sale Transaction. As a result of the close of the 2013 LIN LLC Merger on July 30, 2013, $131.5 million of this tax liability was extinguished, resulting in a remaining tax liability of approximately $31.3 million associated with the JV Sale Transaction. We made state and federal tax payments to settle this liability during the fourth quarter of 2013.  For further discussion regarding the income tax effects of the JV Sale Transaction and the 2013 LIN LLC Merger, see Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies” and Note 13 — “Commitments and Contingencies” to our consolidated financial statements in our 10-K.

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

The Merger

During the next 12 months and through the completion of the Merger, we expect to incur approximately $3 - $4 million of legal and professional fees associated with the transaction and related financing.  Contingent upon the consummation of the Merger and dependent upon the price of Media General's Class A common stock on the date of consummation, we will incur an advisory fee payable to J.P. Morgan Securities LLC, which we expect will be funded from the proceeds of Media General’s transaction financing. Based on the price of Media General's Class A common stock as of August 6, 2014, this advisory fee is estimated to be approximately $23 million, of which $1.5 million has already been paid. This advisory fee is contingent upon the consummation of the Merger and is not earned by JP Morgan until the Merger occurs. As of the date of this report, none of the necessary approvals or consents have been obtained from the FCC or the shareholders of Media General or LIN and as a result, there is no assurance that the Merger and the corresponding advisory fee to be paid to JP Morgan will occur. As a result we do not deem the payment of the advisory fee to be probable and accordingly, did not record an obligation for this amount as of June 30, 2014.

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

Following the announcement on March 21, 2014 of the execution of the Merger Agreement, three complaints were filed in the Delaware Court of Chancery challenging the proposed acquisition of LIN LLC: Sciabacucchi v. Lin Media LLC, et al. (C.A. No. 9530CB), International Union of Operating Engineers Local 132 Pension Fund v. Lin Media LLC, et al. (C.A. No.9538CB), and Pryor v. Lin Media LLC, et al. (C.A. No. 9577CB). The litigations are putative class actions filed on behalf of the public stockholders of LIN LLC and name as defendants LIN LLC, our directors, Media General, New Holdco, Merger Sub 1 and Merger Sub 2 and HM Capital Partners LLC and several of our alleged affiliates (Hicks, Muse, Tate & Furst Equity Fund III, L.P.; HM3 Coinvestors, L.P.; Hicks, Muse, Tate & Furst Equity Fund IV, L.P.; Hicks, Muse, Tate & Furst Private Equity Fund IV, L.P.; HM4EQ Coinvestors, L.P.; Hicks, Muse & Co. Partners, L.P.; Muse Family Enterprises, Ltd.; and JRM Interim Investors, L.P. (together with HM Capital Partners LLC and individual director defendant John R. Muse, which we collectively refer to as “HMC”)).

On April 18, 2014, the plaintiff in Engineers Local 132 Pension Fund voluntarily dismissed that action without prejudice and, on April 21, 2014, the Court approved the dismissal.

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
On May 15, 2014, plaintiffs in the consolidated action sent a letter to the Court withdrawing the pending motion to expedite.

The outcome of the lawsuit is uncertain and cannot be predicted with any certainty. An adverse judgment for monetary damages could have a material adverse effect on our operations and liquidity. An adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger.

Note 10 — Subsequent Event

On August 11, 2014, we received notice from CBS Television Network, a division of CBS Inc. that it will not renew the network affiliation agreement for WISH-TV in Indianapolis, Indiana when that agreement expires on December 31, 2014.  We are currently evaluating the impact of this event, including assessing the recoverability of the carrying value of the intangible assets associated with this television station.

Note 11 — Condensed Consolidating Financial Statements

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

Condensed Consolidating Balance Sheet
As of June 30, 2014
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$421	$16,666	$1,227	$1,402	$—	$19,716
Marketable securities	980	—	—	—	—	980
Accounts receivable, net	—	86,727	46,348	21,040	—	154,115
Deferred income tax assets	—	5,711	1,628	71	—	7,410
Other current assets	—	18,629	2,236	1,577	—	22,442
Total current assets	1,401	127,733	51,439	24,090	—	204,663
Property and equipment, net	—	178,333	34,701	4,328	—	217,362
Deferred financing costs	—	14,782	—	79	—	14,861
Goodwill	—	169,492	25,958	15,518	—	210,968
Broadcast licenses	—	—	493,814	42,701	—	536,515
Other intangible assets, net	—	24,174	12,098	12,208	—	48,480
Advances to consolidated subsidiaries	2,284	11,652	960,653	—	(974,589)	—
Investment in consolidated subsidiaries	117,017	1,541,939	—	—	(1,658,956)	—
Other assets	—	52,939	2,845	1,386	(44,443)	12,727
Total assets	$120,702	$2,121,044	$1,581,508	$100,310	$(2,677,988)	$1,245,576

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$19,248	$—	$1,247	$—	$20,495
Accounts payable	—	3,623	8,738	4,938	—	17,299
Income taxes payable	—	147	316	—	—	463
Accrued expenses	—	52,524	10,921	4,138	—	67,583
Program obligations	—	4,885	800	1,283	—	6,968
Total current liabilities	—	80,427	20,775	11,606	—	112,808
Long-term debt, excluding current portion	—	908,247	—	2,482	—	910,729
Deferred income tax liabilities	—	26,049	35,062	468	—	61,579
Program obligations	—	2,177	140	1,242	—	3,559
Intercompany liabilities	—	962,937	—	11,652	(974,589)	—
Other liabilities	—	24,190	148	44,522	(44,443)	24,417
Total liabilities	—	2,004,027	56,125	71,972	(1,019,032)	1,113,092

Redeemable noncontrolling interest	—	—	—	9,905	—	9,905
						—
Total shareholders’ equity (deficit)	120,702	117,017	1,525,383	16,556	(1,658,956)	120,702
Noncontrolling interest	—	—	—	1,877	—	1,877
Total equity (deficit)	120,702	117,017	1,525,383	18,433	(1,658,956)	122,579

Total liabilities, redeemable noncontrolling interest and shareholders’ equity (deficit)	$120,702	$2,121,044	$1,581,508	$100,310	$(2,677,988)	$1,245,576

Condensed Consolidating Balance Sheet
As of December 31, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$10,313	$3	$2,209	$—	$12,525
Accounts receivable, net	—	88,905	39,416	16,988	—	145,309
Deferred income tax assets	—	5,818	1,080	—	—	6,898
Other current assets	—	12,264	1,049	1,888	—	15,201
Total current assets	—	117,300	41,548	21,085	—	179,933
Property and equipment, net	—	180,480	35,752	4,846	—	221,078
Deferred financing costs	—	16,357	—	91	—	16,448
Goodwill	—	169,492	18,518	15,518	—	203,528
Broadcast licenses	—	—	493,814	42,701	—	536,515
Other intangible assets, net	—	31,303	1,840	13,906	—	47,049
Advances to consolidated subsidiaries	1,900	7,764	968,728	—	(978,392)	—
Investment in consolidated subsidiaries	87,227	1,534,600	—	—	(1,621,827)	—
Other assets	—	52,778	2,688	1,276	(44,443)	12,299
Total assets	$89,127	$2,110,074	$1,562,888	$99,423	$(2,644,662)	$1,216,850

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$16,112	$—	$1,252	$—	$17,364
Accounts payable	—	4,185	5,339	4,478	—	14,002
Income taxes payable	—	749	671	—	—	1,420
Accrued expenses	—	42,570	6,254	2,872	—	51,696
Program obligations	—	4,711	1,013	1,303	—	7,027
Total current liabilities	—	68,327	13,277	9,905	—	91,509
Long-term debt, excluding current portion	—	924,223	—	3,105	—	927,328
Deferred income tax liabilities	—	30,013	33,824	849	—	64,686
Program obligations	—	2,505	217	1,424	—	4,146
Intercompany liabilities	—	970,628	—	7,764	(978,392)	—
Other liabilities	—	27,151	58	44,443	(44,443)	27,209
Total liabilities	—	2,022,847	47,376	67,490	(1,022,835)	1,114,878

Redeemable noncontrolling interest	—	—	—	12,845	—	12,845

Total shareholders’ equity (deficit)	89,127	87,227	1,515,512	19,088	(1,621,827)	89,127

Total liabilities, redeemable noncontrolling interest and shareholders’ equity (deficit)	$89,127	$2,110,074	$1,562,888	$99,423	$(2,644,662)	$1,216,850

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2014
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net revenues	$—	$116,976	$61,410	$18,075	$(7,696)	$188,765

Operating expenses:
Direct operating	—	39,936	27,800	11,044	(3,293)	75,487
Selling, general and administrative	—	29,521	13,670	5,497	(380)	48,308
Amortization of program rights	—	5,026	1,355	407	—	6,788
Corporate	352	8,253	51	—	—	8,656
Depreciation	—	9,103	1,661	323	—	11,087
Amortization of intangible assets	—	3,555	790	1,361	—	5,706
Loss (gain) from asset dispositions	—	18	(1)	(12)	—	5
Operating (loss) income	(352)	21,564	16,084	(545)	(4,023)	32,728

Other (income) expense:
Interest expense, net	—	14,099	—	51	—	14,150
Share of loss in equity investments	—	25	—	—	—	25
Intercompany fees and expenses	(271)	7,586	(7,723)	158	250	—
Other, net	—	(108)	7	—	—	(101)
Total other (income) expense, net	(271)	21,602	(7,716)	209	250	14,074

(Loss) income before (benefit from) provision for income taxes	(81)	(38)	23,800	(754)	(4,273)	18,654
(Benefit from) provision for income taxes	—	(1,631)	9,520	(101)	—	7,788
Net (loss) income	(81)	1,593	14,280	(653)	(4,273)	10,866
Equity in income (loss) from operations of consolidated subsidiaries	11,408	10,065	—	—	(21,473)	—
Net income (loss)	11,327	11,658	14,280	(653)	(25,746)	10,866
Net loss attributable to noncontrolling interests	—	—	—	(461)	—	(461)
Net income (loss) attributable to LIN Media LLC	$11,327	$11,658	$14,280	$(192)	$(25,746)	$11,327

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2014
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net income (loss)	$11,327	$11,658	$14,280	$(653)	$(25,746)	$10,866
Amortization of pension net losses, net of tax of $101	154	154	—	—	(154)	154
Comprehensive income (loss)	11,481	11,812	14,280	(653)	(25,900)	11,020
Comprehensive loss attributable to noncontrolling interest	—	—	—	(461)	—	(461)
Comprehensive income (loss) attributable to LIN Media LLC	$11,481	$11,812	$14,280	$(192)	$(25,900)	$11,481

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2014
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net revenues	$—	$219,478	$112,264	$35,400	$(12,136)	$355,006

Operating expenses:		0	0
Direct operating	—	78,659	49,968	22,411	(6,117)	144,921
Selling, general and administrative	—	57,504	25,842	10,410	(508)	93,248
Amortization of program rights	—	9,725	2,804	852	—	13,381
Corporate	704	20,409	84	—	—	21,197
Depreciation	—	17,823	3,314	636	—	21,773
Amortization of intangible assets	—	7,129	1,478	2,670	—	11,277
(Gain) loss from asset dispositions	—	(24)	135	(12)	—	99
Operating (loss) income	(704)	28,253	28,639	(1,567)	(5,511)	49,110

Other (income) expense:
Interest expense, net	—	28,268	—	91	—	28,359
Share of loss in equity investments		100	—	—	—	100
Intercompany fees and expenses	(541)	15,316	(15,549)	274	500	—
Other, net	—	(94)	11	—	—	(83)
Total other (income) expense, net	(541)	43,590	(15,538)	365	500	28,376

(Loss) income before (benefit from) provision for income taxes	(163)	(15,337)	44,177	(1,932)	(6,011)	20,734
(Benefit from) provision for income taxes	—	(8,410)	17,671	(452)	—	8,809
Net (loss) income	(163)	(6,927)	26,506	(1,480)	(6,011)	11,925
Equity in income (loss) from operations of consolidated subsidiaries	13,147	20,574	—	—	(33,721)	—
Net income (loss)	12,984	13,647	26,506	(1,480)	(39,732)	11,925
Net loss attributable to noncontrolling interests	—	—	—	(1,059)	—	(1,059)
Net income (loss) attributable to LIN Media LLC	$12,984	$13,647	$26,506	$(421)	$(39,732)	$12,984

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2014
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net income (loss)	$12,984	$13,647	$26,506	$(1,480)	$(39,732)	$11,925
Amortization of pension net losses, net of tax of $225	345	345	—	—	(345)	345
Comprehensive income (loss)	13,329	13,992	26,506	(1,480)	(40,077)	12,270
Comprehensive loss attributable to noncontrolling interest	—	—	—	(1,059)	—	(1,059)
Comprehensive income (loss) attributable to LIN Media LLC	$13,329	$13,992	$26,506	$(421)	$(40,077)	$13,329

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net revenues	$—	$106,591	$46,653	$14,952	$(3,850)	$164,346

Operating expenses:
Direct operating	—	35,858	19,676	10,255	(2,166)	63,623
Selling, general and administrative	—	27,356	9,434	3,419	(169)	40,040
Amortization of program rights	—	5,532	1,409	211	—	7,152
Corporate	—	9,094	—	—	—	9,094
Depreciation	—	9,154	1,803	363	—	11,320
Amortization of intangible assets	—	4,443	234	1,046	—	5,723
Restructuring charge	—	391	—	—	—	391
Loss (gain) from asset dispositions	—	94	(7)	—	—	87
Operating income (loss)	—	14,669	14,104	(342)	(1,515)	26,916

Other expense (income):
Interest expense, net	—	14,164	—	110	154	14,428
Share of loss in equity investments	—	25	—	—	—	25
Intercompany fees and expenses	—	8,225	(8,225)	—	—	—
Other, net	—	84	—	—	—	84
Total other expense (income), net	—	22,498	(8,225)	110	154	14,537

(Loss) income before (benefit from) provision for income taxes	—	(7,829)	22,329	(452)	(1,669)	12,379
(Benefit from) provision for income taxes	—	(3,473)	8,932	(249)	—	5,210
Net (loss) income	—	(4,356)	13,397	(203)	(1,669)	7,169
Equity in income (loss) from operations of consolidated subsidiaries	7,475	11,831	—	—	(19,306)	—
Net income (loss)	7,475	7,475	13,397	(203)	(20,975)	7,169
Net loss attributable to noncontrolling interests	—	—	—	(306)	—	(306)
Net income (loss) attributable to LIN Media LLC	$7,475	$7,475	$13,397	$103	$(20,975)	$7,475

Condensed Consolidating Statement of Comprehensive Loss
For the Three Months Ended June 30, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net income (loss)	$7,475	$7,475	$13,397	$(203)	$(20,975)	$7,169
Amortization of pension net losses, net of tax of $169	259	259	—	—	(259)	259
Comprehensive income (loss)	7,734	7,734	13,397	(203)	(21,234)	7,428
Comprehensive loss attributable to noncontrolling interest	—	—	—	(306)	—	(306)
Comprehensive income (loss) attributable to LIN Media LLC	$7,734	$7,734	$13,397	$103	$(21,234)	$7,734

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net revenues	$—	$204,239	$85,637	$21,383	$(5,921)	$305,338

Operating expenses:
Direct operating	—	71,208	36,913	13,293	(3,223)	118,191
Selling, general and administrative	—	53,388	19,223	4,990	(263)	77,338
Amortization of program rights	—	11,014	2,899	1,024	—	14,937
Corporate	—	19,365	—	—	—	19,365
Depreciation	—	18,669	3,632	657	—	22,958
Amortization of intangible assets	—	8,904	467	1,781	—	11,152
Restructuring charge	—	2,523	—	—	—	2,523
Loss (gain) from asset dispositions	—	201	(19)	—	—	182
Operating income (loss)	—	18,967	22,522	(362)	(2,435)	38,692

Other expense (income):
Interest expense, net	—	27,978	—	218	103	28,299
Share of loss in equity investments	—	25	—	—	—	25
Intercompany fees and expenses	—	16,600	(16,600)	—	—	—
Other, net	—	60	—	—	—	60
Total other expense (income), net	—	44,663	(16,600)	218	103	28,384

(Loss) income before (benefit from) provision for income taxes	—	(25,696)	39,122	(580)	(2,538)	10,308
(Benefit from) provision for income taxes	—	(10,936)	15,649	(554)	—	4,159
Net (loss) income	—	(14,760)	23,473	(26)	(2,538)	6,149
Equity in income (loss) from operations of consolidated subsidiaries	6,619	21,379	—	—	(27,998)	—
Net income (loss)	6,619	6,619	23,473	(26)	(30,536)	6,149
Net loss attributable to noncontrolling interests	—	—	—	(470)	—	(470)
Net income (loss) attributable to LIN Media LLC	$6,619	$6,619	$23,473	$444	$(30,536)	$6,619

Condensed Consolidating Statement of Comprehensive Loss
For the Six Months Ended June 30, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net income (loss)	$6,619	$6,619	$23,473	$(26)	$(30,536)	$6,149
Amortization of pension net losses, net of tax of $338	518	518	—	—	(518)	518
Comprehensive income (loss)	7,137	7,137	23,473	(26)	(31,054)	6,667
Comprehensive loss attributable to noncontrolling interest	—	—	—	(470)	—	(470)
Comprehensive income (loss) attributable to LIN Media LLC	$7,137	$7,137	$23,473	$444	$(31,054)	$7,137

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2014
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(547)	$43,139	$18,997	$261	$(500)	$61,350

INVESTING ACTIVITIES:
Capital expenditures	—	(8,159)	(2,225)	(1,079)	—	(11,463)
Acquisition of broadcast towers	—	(7,257)	—	—	—	(7,257)
Payments for business combinations, net of cash acquired	—	(22,733)	—	—	—	(22,733)
Proceeds from the sale of assets	—	106	1	—	—	107
Contributions to equity investments	—	(100)	—	—	—	(100)
Marketable securities	(980)	—	—	—	—	(980)
Receipt of dividend	—	39,005	—	—	(39,005)	—
Advances on intercompany borrowings	—	(639)	—	—	639	—
Payments from intercompany borrowings	—	—	23,456	—	(23,456)	—
Net cash (used in) provided by investing activities	(980)	223	21,232	(1,079)	(61,822)	(42,426)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director share-based compensation	1,948	—	—	—	—	1,948
Proceeds from borrowings on long-term debt	—	45,000	—	—	—	45,000
Principal payments on long-term debt	—	(58,053)	—	(628)	—	(58,681)
Payment of dividend	—	(500)	(39,005)	—	39,505	—
Proceeds from intercompany borrowings	—	—	—	639	(639)	—
Payments on intercompany borrowings	—	(23,456)	—	—	23,456	—
Net cash provided by (used in)financing activities	1,948	(37,009)	(39,005)	11	62,322	(11,733)

Net increase (decrease) in cash and cash equivalents	421	6,353	1,224	(807)	—	7,191
Cash and cash equivalents at the beginning of the period	—	10,313	3	2,209	—	12,525
Cash and cash equivalents at the end of the period	$421	$16,666	$1,227	$1,402	$—	$19,716

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$—	$47,935	$33,058	$578	$(39,006)	$42,565

INVESTING ACTIVITIES:
Capital expenditures	—	(11,372)	(1,569)	(1,229)	—	(14,170)
Payments for business combinations, net of cash acquired		(9,824)	—	—		(9,824)
Proceeds from the sale of assets	—	14	20	—	—	34
Capital contributions to joint venture with NBCUniversal	—	—	(100,000)	—	—	(100,000)
Advances on intercompany borrowings	—	(1,600)	—	—	1,600	—
Payments from intercompany borrowings	—	15,009	122,405	—	(137,414)	—
Net cash (used in) provided by investing activities	—	(7,773)	20,856	(1,229)	(135,814)	(123,960)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director share-based compensation	—	1,156	—	—	—	1,156
Proceeds from borrowings on long-term debt	—	96,000	—	—	—	96,000
Principal payments on long-term debt	—	(40,924)	—	(693)	—	(41,617)
Payment of long-term debt issue costs	—	(652)	—	—	—	(652)
Payment of dividend	—	—	(39,006)	—	39,006	—
Proceeds from intercompany borrowings	—	—	—	1,600	(1,600)	—
Payments on intercompany borrowings	—	(122,405)	(15,009)	—	137,414	—
Net cash (used in) provided by financing activities	—	(66,825)	(54,015)	907	174,820	54,887

Net (decrease) increase in cash and cash equivalents	—	(26,663)	(101)	256	—	(26,508)
Cash and cash equivalents at the beginning of the period	—	44,625	573	1,109	—	46,307
Cash and cash equivalents at the end of the period	$—	$17,962	$472	$1,365	$—	$19,799

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

On July 24, 2014, we filed a joint proxy statement/prospectus with the Securities and Exchange Commission which was mailed to the shareholders of LIN LLC in connection with a special meeting of the shareholders of LIN LLC to be held on August 20, 2014 for the purpose of voting on the proposal to adopt the Agreement and Plan of Merger, dated March 21, 2014, with Media General, Inc., a Virginia corporation ("Media General"), Mercury New Holdco, Inc., a Virginia corporation (“New Holdco”), Mercury Merger Sub 1, Inc., a Virginia corporation and a direct, wholly-owned subsidiary of New Holdco (“Merger Sub 1”), Mercury Merger Sub 2, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of New Holdco (“Merger Sub 2”) (the “Merger Agreement”). If the transactions contemplated by the Merger Agreement (the "Merger") are completed, LIN LLC will become a wholly-owned subsidiary of New Holdco and Media General will become a wholly-owned subsidiary of LIN LLC ("New Media General"). The combined company will own and operate or service 74 stations across 46 markets, reaching approximately 26.5 million households or 23% of U.S. TV households (certain of these stations are expected to be swapped or otherwise divested in order to address regulatory considerations). The transaction is currently expected to close during the first quarter of 2015.
During the three and six months ended June 30, 2014, net revenues increased $24.4 million and $49.7 million compared to the same periods in 2013, primarily driven by an increase in our digital revenues.  During the three and six months ended June 30, 2014, digital revenues increased $12.3 million and $27.8 million compared to the same periods in the prior year. In addition, local revenues, which include net local advertising sales, retransmission consent fees and television station website revenues, increased $10.3 million and $19 million, respectively, during the three and six months ended June 30, 2014 compared to the same periods last year and political advertising sales increased $3.1 million and $3.9 million, respectively, during the three and six months ended June 30, 2014 compared to the same periods last year.
On February 3, 2014, LIN Digital Media LLC, a wholly owned subsidiary of LIN Television, acquired 100% of the capital stock of Federated Media Publishing, Inc., which we subsequently converted into a Delaware limited liability company ("Federated Media"). Federated Media is a digital content and conversational marketing company that leverages the relationships and content from its publishing network to deliver contextually relevant advertising and conversational and engagement tools that reach agencies’ and brands’ targeted audiences across digital and social media platforms. The purchase price totaled $22.5 million, net of cash, including post-closing adjustments, and was funded from cash on hand and amounts drawn on our revolving credit facility. For further information see Note 2 — “Acquisitions” to our consolidated financial statements.

As of January 1, 2014, we have two reportable segments, “Broadcast” and “Digital” that are disclosed separately from our corporate activities. Our Broadcast segment includes 43 television stations and seven digital channels that are either owned, operated or serviced by us in 23 U.S. markets, all of which are engaged principally in the sale of television advertising and digital advertising primarily related to our television station companion websites, and our Digital segment includes the operating results of the following digital companies: LIN Digital, LIN Mobile, Nami Media, HYFN, Dedicated Media, and Federated Media. Corporate and unallocated expenses primarily include our costs to operate as a public company and to operate our corporate locations. Corporate is not a reportable segment. We have retrospectively recast prior period disclosures to reflect this change in our reportable segments. See Note 5 — “Segment Reporting” to our consolidated financial statements for further discussion.

In an order released on March 31, 2014, the Federal Communications Commission ("FCC") adopted an order, which later became effective on June 19, 2014, that may require changes in our relationship with entities with whom we have joint sales agreements ("JSAs") and amended its rules governing "good faith" retransmission consent negotiations. We cannot predict what effect, if any, these new rules may have on future negotiations for retransmission consent agreements. For further discussion see Item 1A. Risk Factors.

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

Valuation of long-lived intangible assets
During the first half of 2014, Nami Media experienced declines in its actual and projected operating results. The lower revenues and earnings projection prompted us to perform an interim goodwill impairment test of this reporting unit as of June 30, 2014.
Below is a table showing the amount by which the fair value of the Nami Media reporting unit exceeded its carrying value as of June 30, 2014 (in thousands):

	Goodwill Balance as of June 30, 2014	Reporting Unit Fair Value	Reporting Unit Carrying Value	Percent Above Carrying Value
Nami Media	$4,503	$6,172	$2,350	163%
Nami Media passed the first step of the impairment test by a 163% margin, or $3.8 million. While we believe our assumptions regarding estimated future cash flows of our reporting units are reasonable, actual results may differ from our projections. If actual or projected results and cash flows are lower than expected, we may write down all or a portion of this goodwill or the intangible assets attributable to Nami Media.
There were no events at any of our other reporting units during the six months ended June 30, 2014 and June 30, 2013 that warranted an interim impairment test of our indefinite-lived intangible assets, including goodwill.

Consolidated Results of Operations

Set forth below are key components that contributed to our consolidated operating results (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Broadcast revenues:
Local revenues	$117,343	$107,058	$10,285	10%	$225,452	$206,476	$18,976	9%
National advertising sales	31,007	32,572	(1,565)	(5)%	60,958	62,068	(1,110)	(2)%
Political advertising sales	4,641	1,508	3,133	208%	5,955	2,017	3,938	195%
Other revenues	2,590	2,371	219	9%	4,931	4,899	32	1%
Total Broadcast revenues	155,581	143,509	12,072	8%	297,296	275,460	21,836	8%
Digital revenues	33,184	20,837	12,347	59%	57,710	29,878	27,832	93%
Consolidated net revenues	188,765	164,346	24,419	15%	355,006	305,338	49,668	16%

Direct operating	75,487	63,623	11,864	19%	144,921	118,191	26,730	23%
Selling, general and administrative	48,308	40,040	8,268	21%	93,248	77,338	15,910	21%
Amortization of program rights	6,788	7,152	(364)	(5)%	13,381	14,937	(1,556)	(10)%
Corporate	8,656	9,094	(438)	(5)%	21,197	19,365	1,832	9%
Depreciation	11,087	11,320	(233)	(2)%	21,773	22,958	(1,185)	(5)%
Amortization of intangible assets	5,706	5,723	(17)	—%	11,277	11,152	125	1%
Restructuring	—	391	(391)	(100)%	—	2,523	(2,523)	(100)%
Loss from asset dispositions	5	87	(82)	(94)%	99	182	(83)	(46)%
Total operating expenses	156,037	137,430	18,607	14%	305,896	266,646	39,250	15%
Operating income	$32,728	$26,916	$5,812	22%	$49,110	$38,692	$10,418	27%

Period Comparison

Revenues

Broadcast Revenues consist of local revenues (which include net local advertising sales, retransmission consent fees and television station website revenues), net national advertising sales, and political advertising sales as well as other revenues, which include barter revenues, production revenues, tower rental income and station copyright royalties.

During the three and six months ended June 30, 2014, broadcast revenues increased $12.1 million and $21.8 million, or 8% compared to the same periods in the prior year. The increase in both periods was primarily due to an increase in local revenues of $10.3 million and $19 million, or 10% and 9%, for the three and six months ended June 30, 2014, respectively, driven by an increase in our retransmission consent fee revenues as a result of contractual rate increases and renewals. Broadcast revenues also increased as a result of increases of $3.1 million and $3.9 million in political advertising sales for the three and six months ended June 30, 2014, respectively.

The automotive category represented 25% of local and national advertising sales during both the three and six months ended June 30, 2014, which was an increase of 3% and 4% as compared to the three and six months ended June 30, 2013, respectively, during which the automotive category represented 24% and 25% of local and national advertising sales for the three and six months ended June 30, 2013, respectively.

Digital Revenues consist of revenues generated by the following digital companies: LIN Digital, LIN Mobile, Nami Media, HYFN, Dedicated Media and Federated Media. During the three months ended June 30, 2014, digital revenues increased by $12.3 million, or 59% compared to the same period in the prior year. Excluding the impact of Dedicated Media, HYFN and Federated Media, digital revenues increased $3.1 million, or 25%, primarily due to growth in the volume of advertising delivered through our network.

During the six months ended June 30, 2014, digital revenues increased by $27.8 million, or 93% compared to the same period in the prior year, of which $22.6 million relates to revenues generated by Dedicated Media, HYFN and Federated Media. Excluding the impact of Dedicated Media, HYFN and Federated Media, digital revenues increased $5.2 million, or 24%, primarily due to growth in the volume of advertising delivered through our network.

Operating Expenses

Consolidated operating expenses increased $18.6 million and $39.3 million, or 14% and 15%, during the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. Excluding the impact of our digital acquisitions during the last twelve months, operating expenses increased $9.1 million and $14.8 million, or 7% and 6%, during the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. The total increase was primarily due to an increase in direct operating and selling general and administrative expenses, which are described in more detail below.

Broadcast Segment

The following table presents the operating expenses for our Broadcast segment for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Direct operating	$52,191	$47,971	$4,220	9%	$103,750	$95,316	$8,434	9%
Selling, general and administrative	37,690	36,011	1,679	5%	73,511	72,314	1,197	2%
Amortization of program rights	6,788	7,152	(364)	(5)%	13,381	14,937	(1,556)	(10)%
Depreciation	10,109	10,875	(766)	(7)%	20,112	22,151	(2,039)	(9)%
Amortization of intangible assets	4,108	4,970	(862)	(17)%	8,241	9,959	(1,718)	(17)%
Loss (gain) from asset dispositions	18	(9)	27	(300)%	150	86	64	74%
Total operating expenses	$110,904	$106,970	$3,934	3.7%	$219,145	$214,763	$4,382	2%

Direct operating expenses in our Broadcast segment increased $4.2 million and $8.4 million, or 9%, during the three and six months ended June 30, 2014, respectively, compared to the same periods last year. The increase in both periods was primarily a result of an increase in fees pursuant to network affiliation agreements and growth in employee compensation expense.

Selling, general and administrative expenses in our Broadcast segment increased $1.7 million and $1.2 million, or 5% and 2% during the three and six months ended June 30, 2014, respectively, compared to the same periods last year. The increase in both periods was primarily a result of an increase in employee compensation expense due to additional headcount and merit increases as well as an increase in health insurance costs.

Amortization of program rights in our Broadcast segment decreased $0.4 million and $1.6 million, or 5% and 10% during the three and six months ended June 30, 2014 as compared to the same periods in the prior year primarily due to a reduction in cash payments to syndicators for programming.

Depreciation expense in our Broadcast segment decreased $0.8 million and $2 million, or 7% and 9% during the three and six months ended June 30, 2014 as compared to the same periods in the prior year primarily due to an increase in fully depreciated fixed assets as of June 30, 2014.

Amortization of intangible assets in our Broadcast segment decreased $0.9 million and $1.7 million, or 17%, during the three and six months ended June 30, 2014 as compared to the same periods in the prior year primarily as a result of an increase in the number of fully amortized intangible assets as of June 30, 2014.

Digital Segment

The following table presents the operating expenses for our Digital segment for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Direct operating	$23,249	$15,543	$7,706	50%	$40,979	$22,684	$18,295	81%
Selling, general and administrative	9,388	3,518	5,870	167%	17,082	5,274	11,808	224%
Depreciation	384	284	100	35%	721	484	237	49%
Amortization of intangible assets	1,597	753	844	112%	3,035	1,193	1,842	154%
(Gain) loss from asset dispositions	(11)	—	(11)	100%	(6)	1	(7)	(700)%
Total operating expenses	$34,607	$20,098	$14,509	72%	$61,811	$29,636	$32,175	109%

Direct operating expenses in our Digital segment increased $7.7 million and $18.3 million, or 50% and 81% during the three and six months ended June 30, 2014 compared to the same periods last year primarily due to the acquisitions of the majority interests in HYFN and Dedicated Media in April 2013 as well as the acquisition of Federated Media in February 2014. Excluding the impact of these acquisitions, direct operating expenses increased $2.8 million and $3.8 million or 31% and 24% during the three and six months ended June 30, 2014, respectively, primarily due to higher cost of sales at LIN Digital.

Selling, general and administrative expenses in our Digital segment increased $5.9 million and $11.8 million, or 167% and 224% during the three and six months ended June 30, 2014 as compared to the same periods in the prior year primarily as a result of the acquisitions of the majority interests in HYFN and Dedicated Media as well as the acquisition of Federated Media. Excluding the impact of these acquisitions, selling, general and administrative expenses increased $1.9 million and $3.4 million, or 105% and 92%, during the three and six months ended June 30, 2014, respectively, primarily due to growth in employee benefit and compensation expense as a result of additional headcount and merit increases.

Depreciation and amortization expenses in our Digital segment increased $0.9 million and $2.1 million, or 91% and 124% during the three and six months ended June 30, 2014. The increase during the three and six months ended June 30, 2014 was primarily a result of the acquisitions of the majority interests in HYFN, Dedicated Media and the acquisition of Federated Media.

Corporate

Corporate expenses represent corporate executive management, accounting, legal and other costs associated with the centralized management of our stations and digital operations, and these costs decreased $0.4 million, or 5% and increased $1.8 million, or 9% during the three and six months ended June 30, 2014, respectively. The decrease during the three months ended June 30, 2014 was primarily due to a decrease in share-based compensation and professional fees of $0.6 million and $0.2 million, respectively. These decreases were partially offset by an increase in other compensation of $0.2 million and an increase in legal fees of $0.2 million. The increase during the six months ended June 30, 2014 was primarily due to an increase of $1.6 million in professional fees related to the Merger.

Adjusted EBITDA

The following table is a reconciliation of Adjusted EBITDA to consolidated income before provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Segment Adjusted EBITDA:
Broadcast	$58,780	$51,164	$106,250	$91,759
Digital	555	1,796	(338)	1,960
Total segment Adjusted EBITDA	59,335	52,960	105,912	93,719
Unallocated corporate Adjusted EBITDA	(5,975)	(5,189)	(13,226)	(9,808)
Total Adjusted EBITDA	53,360	47,771	92,686	83,911
Less:
Depreciation	11,087	11,320	21,773	22,958
Amortization of intangible assets	5,706	5,723	11,277	11,152
Amortization of program rights	6,788	7,152	13,381	14,937
Share-based compensation	2,039	2,587	4,346	4,528
Non-recurring(1)and acquisition-related charges	1,925	1,960	6,484	5,011
Restructuring charge	—	391	—	2,523
Loss on sale of assets	5	87	99	182
Add:
Cash payments for programming	6,918	8,365	13,784	16,072
Operating income	32,728	26,916	49,110	38,692
Other expense:
Interest expense, net	14,150	14,428	28,359	28,299
Share of loss in equity investments	25	25	100	25
Other (income) expense, net	(101)	84	(83)	60
Total other expense, net	14,074	14,537	28,376	28,384
Consolidated income before provision for income taxes	$18,654	$12,379	$20,734	$10,308

____________________________________________
(1) Non-recurring charges for the three and six months ended June 30, 2014 primarily consist of expenses related to the Merger and non-recurring charges for the three and six months ended June 30, 2013 primarily consist of expenses related to the 2013 LIN LLC Merger.

Broadcast Segment

Adjusted EBITDA in our Broadcast segment increased $7.6 million and $14.5 million during the three and six months ended June 30, 2014 as compared to the same periods in the prior year, primarily as a result of an increase in revenue of $12.1 million and $21.8 million, partially offset by an increase in direct operating and selling, general and administrative expenses of $5.9 million and $9.6 million for the three and six months ended June 30, 2014, respectively. Also contributing to the increase was a decrease in cash payments for programming of $1.4 million and $2.3 million during the three and six months ended June 30, 2014, respectively.

Digital Segment

Adjusted EBITDA in our Digital segment for the three and six months ended June 30, 2014 was $0.6 million and a loss of $0.3 million compared to $1.8 million and $2.0 million for the three and six months ended June 30, 2013, respectively. The decrease in both periods was primarily due to operating losses incurred by our recent digital acquisitions.

Other Expense

The following summarizes the components of other expense, net (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Components of other expense, net:
Interest expense, net	$14,150	$14,428	$28,359	$28,299
Share of loss in equity investments	25	25	100	25
Other (income) expense, net	(101)	84	(83)	60
Total other expense, net	$14,074	$14,537	$28,376	$28,384

Other expense, net decreased $0.5 million, or 3%, during the three months ended June 30, 2014 compared to the same period last year, primarily due to a decrease in interest expense as further described below. Other expense for the six months ended June 30, 2014 remained consistent with total other expense for the six months ended June 30, 2013, decreasing by less than $0.1 million.

Interest Expense

The following summarizes the components of interest expense, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Components of interest expense:
Senior secured credit facility	$4,738	$4,885	$9,468	$9,270
8 3/8% Senior Notes	4,301	4,346	8,648	8,693
6 3/8% Senior Notes	4,824	4,927	9,700	9,800
Other interest costs	287	270	543	536
Total interest expense, net	$14,150	$14,428	$28,359	$28,299

Interest expense, net decreased by $0.3 million, or 2% during the three months ended June 30, 2014 compared to the same period last year, primarily as a result of a decrease in the amount outstanding under our revolver. Interest expense, net for the six months ended June 30, 2014 remained consistent with the six months ended June 30, 2013.

Income Taxes

Provision for income taxes increased $2.6 million and $4.7 million for the three and six months ended June 30, 2014 compared to the same periods last year. The increase in the tax provision was primarily a result of an increase in income from operations before taxes as compared to the same period last year. Our effective income tax rate was 42.5% and 40.4% for the six months ended June 30, 2014 and June 30, 2013, respectively.  The increase in the effective income tax rate was primarily a result an increase in state taxes, net of federal benefit, due to a significant increase in income from operations before taxes as compared to the same periods last year. We expect our effective income tax rate to range between 40% and 42% during the remainder of 2014.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior secured credit facility.  As of June 30, 2014 we had unrestricted cash and cash equivalents of $19.7 million, and a $75 million revolving credit facility, $75 million of which was available, subject to certain covenant restrictions.  Our total outstanding debt as of June 30, 2014 was $931.2 million.

Our operating plan for the next 12 months anticipates that we generate cash from operations, utilize available borrowings, and make certain repayments of indebtedness, including mandatory repayments of term loans and incremental term loans under our senior secured credit facility. Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) that we generate from our operations.  As of June 30, 2014, we were in compliance with all financial and nonfinancial covenants under our senior secured credit facility.

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

Our liquidity position during 2014 has been, and over the next 12 months and beyond will primarily be affected by, but is not limited to, the following:

•
Continued growth in local and digital revenues.  Our local revenues increased 10% and 9% during the three and six months ended June 30, 2014 compared to the prior year.  Additionally, during the three and six months ended June 30, 2014, our digital revenues increased 59% and 93% as compared to the same periods in the prior year.  Excluding the impact of HYFN, Dedicated Media, and Federated Media, our digital revenues increased 25% and 24% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year.  We expect further growth in our local and digital revenues, however, there can be no assurance that this will occur.

•
Cyclical fluctuations.  We experience significant fluctuations in our political advertising revenues since advertising revenues are generally higher in even-numbered years due to additional revenues associated with political advertising related to local and national elections.  During the three and six months ended June 30, 2014, our net political advertising sales were $4.6 million and $6 million, respectively, compared to $1.5 million and $2.0 million for the three and six months ended June 30, 2013, respectively.  We anticipate increased advertising revenues during the remainder of 2014 as a result of these cyclical fluctuations.

•
Employee benefit contributions.  Our employee benefit plan contributions include contributions to our pension plan and the 401(k) Plan. Volatility in the debt and equity markets impacts the fair value of our pension plan assets and liabilities and ultimately the cash funding requirements of our pension plan. We expect to contribute $3 million to our pension plan and $2.2 million to our 401(k) Plan during the remainder of 2014.

•
Payments related to capital expenditures.  During the three and six months ended June 30, 2014, we incurred capital expenditures of $5.9 million and $11.5 million, respectively. We expect to make cash payments of approximately $12 million - $14 million related to capital expenditures during the remainder of 2014, primarily as a result of improvements in news gathering and production at our television stations and software development costs at our digital companies.

•	Payments related to the acquisition of broadcast assets. During the six months ended June 30, 2014, we incurred $7.3 million related to the acquisition of broadcast towers in Savannah, GA.

•
Acquisition of Federated Media.  On February 3, 2014, LIN Digital Media LLC acquired 100% of the capital stock of Federated Media. The purchase price totaled $22.5 million including an adjustment for working capital delivered at closing and was funded from cash on hand and amounts drawn on our revolving credit facility. For further information see Note 2 — “Acquisitions."

•
Other investments.  In connection with our acquisitions of Dedicated Media and HYFN, we may be required to purchase the remaining outstanding shares of these companies in 2015 and 2016, respectively, and pay amounts to certain employees of Dedicated Media and HYFN pursuant to long-term incentive compensation plans, if certain financial targets as defined in each applicable purchase agreement are met.  Our maximum potential obligation under the HYFN and Dedicated Media agreements, including employee incentive compensation payments, is $62.4 million, and $26 million, respectively.  However, based on our internal projections of the results of operations of each company, we estimate that our total obligation will not exceed $45 million in the aggregate between 2015 and 2016. For further information see Note 2 — “Acquisitions” included in our 10-K.

•
The Merger. Upon completion of the Merger, we expect that LIN Television will become a direct, wholly-owned subsidiary of New Media General, and Media General will become a direct, wholly-owned subsidiary of LIN Television.

In connection with the Merger, it is currently expected that substantially all of New Media General's outstanding indebtedness will be repaid or satisfied and discharged at or prior to the closing, other than the $290 million aggregate principal amount of LIN Television’s 6 3/8% Senior Notes due 2021 (the "6 3/8% Senior Notes"), which we currently expect will remain outstanding following the closing of the Merger. Media General has stated that it expects to incur substantial additional indebtedness to, among other things, fund the cash consideration to be paid to LIN LLC shareholders in the Merger and to refinance existing indebtedness, some or all of which may be issued and/or guaranteed by LIN Television.  As a result, the impact of the Merger and the related financing transactions may be to increase overall indebtedness and related interest expense for LIN Television.  For further information about the impact of, and risks associated with, the Merger, see “Risk Factors” in this Current Report on Form 10-Q and in the joint proxy statement/prospectus relating to the Merger. During the next 12 months and through the completion of the Merger, we expect to incur approximately $3 - $4 million of legal and professional fees associated with the transaction and related financing.  Contingent upon the consummation of the Merger and dependent upon the price of Media General's Class A common stock on the date of consummation, we will incur an advisory fee payable to J.P. Morgan Securities LLC, which we expect will be funded from the proceeds of Media General’s transaction financing. Based on the price of Media General's Class A common stock as of August 6, 2014, this advisory fee is estimated to be approximately $23 million, of which $1.5 million has already been paid.

As of June 30, 2014, there were no material changes in our contractual obligations from those shown in Liquidity and Capital Resources within Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 10-K. See Note 10 - "Subsequent Event" for a discussion of post June 30, 2014 events which may affect our future results.

Summary of Cash Flows

The following presents summarized cash flow information (in thousands):

	Six Months Ended June 30,
	2014	2013	2014 vs. 2013
Net cash provided by operating activities	$61,350	$42,565	$18,785
Net cash used in investing activities	(42,426)	(123,960)	81,534
Net cash (used in) provided by financing activities	(11,733)	54,887	(66,620)
Net increase (decrease) in cash and cash equivalents	$7,191	$(26,508)	$33,699

Net cash provided by operating activities increased $18.8 million to $61.4 million for the six months ended June 30, 2014, compared to net cash provided by operating activities of $42.6 million for the six months ended June 30, 2013.  The increase is primarily attributable to a $10.4 million increase in operating income as well as an increase in cash inflows related to working capital of $8.1 million.

Net cash used in investing activities was $42.4 million for the six months ended June 30, 2014, compared to net cash used in investing activities of $124 million for the six months ended June 30, 2013.  The net cash used in investing activities during the six months ended June 30, 2014 was primarily comprised of $22.8 million paid for acquisitions (net of cash acquired) as well as $7.3 million paid for the acquisition of broadcast towers and $11.5 million in capital expenditures. The net cash used in investing activities during the six months ended June 30, 2013 was primarily comprised of the $100 million capital contribution made to Station Venture Holdings in February 2013, $9.8 million paid for acquisitions (net of cash acquired) and $14.2 million in capital expenditures.

Net cash used in financing activities was $11.7 million for the six months ended June 30, 2014, compared to net cash provided by financing activities of $54.9 million during the six months ended June 30, 2013.  The cash used in financing activities during the six months ended June 30, 2014 is primarily comprised of $45 million in proceeds from our revolving line of credit, offset by $58.7 million payments towards our revolving line of credit, term loans and other debt. Net cash provided by financing activities during the six months ended June 30, 2013 was primarily due to the new $60 million term loan entered into during the six months ended June 30, 2013 in connection with the JV Sale Transaction (as defined and further described in the Explanatory Note) .

Description of Indebtedness

LIN LLC guarantees all of LIN Television’s debt.  All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, the 8 3/8% Senior Notes due 2018 (the “8 3/8% Senior Notes”), and the 6 3/8% Senior Notes on a joint-and-several basis.

Debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Senior Secured Credit Facility:
Revolving loans	$—	$5,000
$112,500 and $118,750 Term loans, net of discount of $300 and $345 as June 30, 2014 and December 31, 2013, respectively	112,200	118,405
$312,600 and $314,200 Incremental term loans, net of discount of $1,515 and $1,684 as of June 30, 2014 and December 31, 2013, respectively	311,085	312,516
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	290,000
Capital lease obligations	14,354	14,604
Other debt	3,585	4,167
Total debt	931,224	944,692
Less current portion	20,495	17,364
Total long-term debt	$910,729	$927,328

Total debt	$931,224	$944,692
Cash and cash equivalents	(19,716)	(12,525)
Consolidated net debt(1)	$911,508	$932,167

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

During the three and six months ended June 30, 2014, we paid $3.9 million and $7.9 million of principal on the term loans and incremental term loans related to mandatory quarterly payments under our senior secured credit facility.

See Note 7 — “Debt” included in Item 15 of our 10-K for a full description of our senior secured credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2014, there has been no significant change in our exposure to market risk from that disclosed in our 10-K. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in our 10-K.

Item 4. Controls and Procedures

a)	Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b)	Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Following the announcement on March 21, 2014 of the execution of the Merger Agreement, three complaints were filed in the Delaware Court of Chancery challenging the proposed acquisition of LIN LLC: Sciabacucchi v. Lin Media LLC, et al. (C.A. No. 9530CB), International Union of Operating Engineers Local 132 Pension Fund v. Lin Media LLC, et al. (C.A. No.9538CB), and Pryor v. Lin Media LLC, et al. (C.A. No. 9577CB). The litigations are putative class actions filed on behalf of the public stockholders of LIN LLC and name as defendants LIN LLC, our directors, Media General, New Holdco, Merger Sub 1 and Merger Sub 2 and HM Capital Partners LLC and several of our alleged affiliates (Hicks, Muse, Tate & Furst Equity Fund III, L.P.; HM3 Coinvestors, L.P.; Hicks, Muse, Tate & Furst Equity Fund IV, L.P.; Hicks, Muse, Tate & Furst Private Equity Fund IV, L.P.; HM4EQ Coinvestors, L.P.; Hicks, Muse & Co. Partners, L.P.; Muse Family Enterprises, Ltd.; and JRM Interim Investors, L.P. (together with HM Capital Partners LLC and individual director defendant John R. Muse, which we collectively refer to as “HMC”)).

On April 18, 2014, the plaintiff in Engineers Local 132 Pension Fund voluntarily dismissed that action without prejudice and, on April 21, 2014, the Court approved the dismissal.

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

On May 15, 2014, plaintiffs in the consolidated action sent a letter to the Court withdrawing the pending motion to expedite.

The outcome of the lawsuit is uncertain and cannot be predicted with any certainty. An adverse judgment for monetary damages could have a material adverse effect on our operations and liquidity. An adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger.

Item 1A. Risk Factors

In addition to the other information in this report, you should carefully consider the factors discussed in Part I Item 1A.  “Risk Factors” in our 10-K as well as factors discussed below, which could materially affect our business, financial condition or future results.

Risks Associated with Our Business Activities

The loss of network affiliation agreements or changes in network affiliations could have a material and adverse effect on our results of operations.

You should consider the risk factor under this caption in Part 1 Item 1A. "Risk Factors" in our 10-K for a background discussion of this risk. On August 11, 2014, we received notice from CBS Television Network, a division of CBS Inc. that it will not renew the network affiliation agreement for WISH-TV in Indianapolis, Indiana when that agreement expires on December 31, 2014.  We are currently evaluating the impact of this event, including assessing the recoverability of the carrying value of the intangible assets associated with this television station.

Risks Associated with the Merger

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

Upon completion of the Merger, each outstanding LIN LLC common share (other than certain excluded shares and shares with respect to which the holders thereof have properly demanded appraisal and have not withdrawn such demand or waived their rights to appraisal) will be converted into the right to receive either the cash consideration or the New Media General share consideration subject to the proration and allocation procedures set forth in the Merger Agreement. The exchange ratio for determining the number of shares of New Media General common stock that LIN LLC shareholders will receive in the Merger is fixed and the New Media General share consideration will not be adjusted for changes in the market price of Media General’s voting common stock or LIN LLC’s Class A common shares. The market value of the New Media General voting common stock that the LIN LLC shareholders will be entitled to receive in the Merger will in part depend on the market value of Media General’s voting common stock immediately before that merger is completed and could vary significantly from the market value on the date of the announcement of the Merger Agreement, the date that the joint proxy statement/prospectus was mailed to the shareholders, or the date of the LIN LLC and Media General special meetings. The Merger Agreement does not provide for any adjustment to the New Media General share consideration based on fluctuations of the per share price of Media

General’s voting common stock or LIN LLC’s Class A common shares. In addition, the market value of the New Media General voting common stock will likely fluctuate after the completion of the merger.

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

Changes in FCC ownership rules through action, judicial review or federal legislation may limit our ability to continue providing services to stations under sharing arrangements (such as local marketing agreements, joint sale agreements, shared services agreements and other similar agreements), may prevent us from obtaining ownership of the stations we currently provide services to under sharing arrangements, may require us to amend or terminate certain agreements and/or may preclude us from obtaining the full economic value of one or more of our duopoly, or two-station, operations upon a sale, merger or other similar transaction transferring ownership of such station or stations.

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

If the FCC should loosen its media ownership rules, attractive opportunities may arise for additional television station and other media acquisitions, but these changes also would create additional competition for us from other entities, such as national broadcast networks, large station groups, newspaper chains and cable operators, which may be better positioned to take advantage of such changes and benefit from the resulting operating synergies both nationally and in specific markets. On March 12, 2014, the FCC issued a public notice with respect to the processing of broadcast television applications proposing sharing arrangements and contingent interests. The public notice indicated that the FCC will closely scrutinize any application that proposes that two or more stations in the same market will enter into an agreement to share facilities, employees and/or services or to jointly acquire programming or sell advertising including through a JSA, SSA or similar agreement and enter into an option, right of first refusal, put/call arrangement or other similar contingent interest, or a loan guarantee. We cannot now predict what actions the FCC may require in connection with the processing of applications for FCC consent to the Merger or other transactions. However, among other things, this may limit New Media General’s ability to create duopolies or other two station operations.

In an order adopted in March 2014, the FCC concluded that JSAs should be “attributable” for purposes of the media ownership rules if they permit a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. Stations with JSAs that would put them in violation of the new rules will have until June 19, 2016 to amend or terminate those arrangements, unless they are able to obtain a waiver of such rules. Accordingly, absent further developments, or the grant of waivers, we will be required to modify or terminate our existing JSAs no later than June 19, 2016.

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
We may be unable to successfully negotiate future retransmission consent agreements and these negotiations may be further hindered by consolidation in that industry and the interests of networks with whom we are affiliated or by statutory or regulatory developments. If we are unable to secure or maintain carriage of our television stations' signals over cable, telecommunication video and/or direct broadcast satellite systems, we may not be able to compete effectively.
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

In an order released on March 31, 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations (as measured by audience share) in a designated market area ("DMA") to negotiate retransmission consent jointly with another top-four station in the same DMA if the stations are not commonly owned. Under the new rules, top-four stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement either (a) to another non-commonly owned top-four station located in the same DMA or (b) to a third party that negotiates on behalf of another top-four television station in the same DMA or (2) facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between or among multiple top-four stations in the same DMA, including through the sharing of information. Retransmission consent agreements jointly negotiated prior to the effective date of the new rules will remain enforceable until the end of their terms, but contractual provisions for separately owned top-four stations to consult or jointly negotiate retransmission agreements are no longer enforceable. The new rules went into effect on June 19, 2014. The new rules may affect our arrangements with third-party licensees in Savannah, GA, Youngstown, OH and Topeka, KS in which we have JSAs and/or SSAs with third-party licensees. We cannot predict what effect, if any, the new rules may have on future negotiations for retransmission consent agreements.

The Merger is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all.

Consummation of the Merger is subject to certain closing conditions which make the completion and timing of the Merger uncertain. The conditions include, among others, the obtaining of the requisite approvals by the shareholders of Media General and LIN LLC for the consummation of the Merger, as described in the joint proxy statement/prospectus mailed to shareholders on July 24, 2014, the expiration of the waiting period under the HSR Act, as amended, the grant by the FCC of consent to the transfer of control of the broadcast licensee subsidiaries of Media General and LIN LLC as a result of the Merger, the absence of any governmental order preventing the consummation of the Merger, registering the shares of New Media General common stock to be issued in connection with the Merger, the listing of such shares on the NYSE and the receipt of third party consents under certain of Media General’s and LIN LLC’s material contracts.

Although Media General and LIN LLC have agreed in the Merger Agreement to use their commercially reasonable best efforts to obtain the requisite approvals and consents, there can be no assurance that these approvals and consents will be obtained, and these approvals and consents may be obtained later than anticipated. In addition, Media General’s and LIN LLC’s obligations to obtain the requisite consents and approvals from regulatory authorities are subject to certain limitations, including that Media

General is not required to agree to take actions or to make divestitures that may be required by the regulatory authorities (both those expected to be divested and those expected not to be) if taking such actions or making such divestitures (whether or not in connection with the Merger) would reasonably be expected to result in the LIN LLC television stations (both those expected to be divested and those expected not to be) losing annual broadcast cash flow exceeding $5 million. In addition, if permitted under applicable law, either of Media General or LIN may waive a condition for its own respective benefit and consummate the transaction even though one or more of these conditions has not been satisfied. Any determination whether to waive any condition will be made by Media General or LIN at the time of such waiver based on the facts and circumstances as they exist at that time. In the event that a condition to the merger agreement is waived, Media General and LIN, as applicable, currently intend to evaluate the materiality of any such waiver and its effect on Media General’s shareholders or LIN’s shareholders, as applicable, in light of the facts and circumstances at the time to determine whether any resolicitation of proxies is required in light of such waiver.

The Merger Agreement contains provisions that restrict our ability to pursue alternatives to the Merger and, in specified circumstances, could require us to pay Media General a termination fee.

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

The Merger Agreement provides that either Media General or LIN LLC may terminate the Merger Agreement if the Merger is not consummated on or before March 21, 2015 (which may be automatically extended to June 21, 2015, in the event all closing conditions have been satisfied or waived or are then capable of being satisfied other than those closing conditions related to regulatory approvals). In addition, the Merger Agreement contains certain termination rights for both us and Media General including, among others, (i) by LIN LLC, in the event the LIN LLC Board of Directors determines to enter into a definitive agreement with respect to a LIN LLC Superior Offer (as defined in the Merger Agreement) and (ii) by Media General, if, as a result of regulatory actions or divestitures required by the regulatory authorities (whether such regulatory actions or divestitures are in in connection with the Merger or are due to rule changes, adopted by the FCC following March 21, 2014 that have an adverse impact on the LIN LLC television stations), the LIN LLC television stations (both those expected to be divested and those expected not to be) would reasonably be expected to lose annual broadcast cash flow exceeding a specified amount. Upon termination of the Merger Agreement under specific circumstances, we will be required to pay Media General a termination fee of $57.3 million. The Merger Agreement also provides that Media General will be required to pay a termination fee to the holders of LIN LLC common shares of $55.1 million in the aggregate if the Merger Agreement is terminated under certain circumstances.

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

Uncertainties associated with the Merger may cause employees to leave us, Media General or New Media General and may otherwise affect the future business and operations of New Media General.

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

Media General has stated that it expects that it will incur additional indebtedness to finance the transaction and the agreements and instruments governing such debt may contain restrictions and limitations that could significantly impact the operation of New Media General and adversely affect the holders of New Media General’s common stock.

If the transaction is consummated, Media General has stated that it expects to incur substantial additional indebtedness to, among other things, fund the cash consideration to be paid to the LIN LLC shareholders in the Merger and to refinance existing indebtedness. This new indebtedness is expected to include a $90 million incremental revolving credit facility, a $910 million Term Loan B facility and a $600 million Term Loan A facility. New Media General may also incur additional indebtedness in the future.
The terms of the new indebtedness will subject New Media General to a number of financial and operational covenants and will require compliance with certain financial ratios. For example, the covenants under the new indebtedness will impose restrictions on New Media General, including the restrictions on its ability to incur additional indebtedness and liens, make loans and investments, make capital expenditures, sell assets, engage in mergers, acquisitions and consolidations, enter into transactions with affiliates, purchase or redeem stock, enter into sale and leaseback transactions and pay dividends. A breach of any of the covenants imposed on New Media General by the terms of the new indebtedness, including any financial or operational covenants, and certain change of control events, may result in a default or event of default under the terms of the new indebtedness. Following an event of default, the lenders would have the right to terminate their commitments to extend credit in the future to New Media General and would be able to accelerate the repayment of all of New Media General’s indebtedness under the new indebtedness. In such case, New Media General may not have sufficient funds to pay the total amount of accelerated obligations, and the lenders could proceed against the collateral securing the new indebtedness, which will consist of substantially all of the assets of New Media General. Any acceleration in the repayment of indebtedness or related foreclosure could have an adverse effect on New Media General.
Further, New Media General is expected to have a significant degree of leverage after the transaction that could have important consequences, including:

•	making it more difficult for New Media General to satisfy its obligations, which could in turn result in an event of default;

•	impairing New Media General’s ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	diminishing New Media General’s ability to withstand a downturn in its business, the industry in which it operates, or the economy generally;

•	limiting the flexibility in planning for, or reacting to, changes in New Media General’s business and the industry in which it operates; and

•	placing New Media General at a competitive disadvantage compared to certain competitors that may have proportionately less debt.
Despite the current debt levels, and the debt levels anticipated following the transaction, New Media General may be able to incur significantly more debt in the future, which could increase the foregoing risks related to New Media General’s indebtedness.

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

Media General has the right to terminate the Merger Agreement if changes to FCC regulations or transaction-related regulatory requirements would reasonably be expected to result in the LIN LLC television stations losing annual broadcast cash flow exceeding $5 million.

The FCC may change or propose to change, its rules or the interpretation of its rules prior to the closing of the Merger in a manner that would be adverse to the manner in which we operate our television stations or provide certain services to television stations licensed to third parties. In addition, the FCC and other regulatory authorities may require that Media General and LIN LLC agree to take certain actions, such as divesting assets or otherwise limiting the rights of LIN LLC to provide certain services to television stations licensed to third parties, in order to obtain the approval or consent of such regulatory authorities to the Merger. Under the Merger Agreement, Media General is not required to agree to take actions to obtain the approval or consent of the regulatory authorities if such actions, together with any such changes to the FCC’s rules (whether or not in connection with the Merger), would result in the LIN LLC television stations (both those expected to be divested and those expected not to be) losing annual broadcast cash flow in excess of $5 million. If it is determined that such actions, together with any such changes to the FCC’s rules (whether or not in connection with the Merger), would reasonably be expected to result in the LIN LLC television stations losing annual broadcast cash flow in excess of a specified amount, Media General has the right to terminate the Merger Agreement.

Media General and LIN LLC will be required to divest assets in certain markets in order to obtain approval from regulatory authorities and may not be able to realize the full benefit of the sold assets.

Media General and us both own television stations in the Birmingham, AL; Green Bay, WI; Mobile, AL; Providence, RI; and Savannah, GA markets. Regulatory authorities will require Media General and LIN LLC to divest stations in these markets. We also own two television stations in the Albuquerque, NM markets that previously were “top-four” stations in this market based on ratings. Regulatory authorities may require us to divest stations in this market and may further require Media General and us to divest assets in other markets, or to accept other restrictions or conditions with respect to the operation of television stations in such markets, in order to obtain the approval or consent of such regulatory authorities for the Merger. Any such divestitures or other restrictions could diminish the anticipated benefits of the Merger to New Media General and its shareholders by adversely affecting the operations of New Media General after the completion of the Merger, and may result in additional Merger costs.

Furthermore, in certain of our television markets, we own more than one full-power television broadcast station based on waivers that the FCC reevaluates in connection with review of an application for consent to a “substantial” transfer of control, such as the change of control that the our stations would undergo upon the consummation of the Merger. Pursuant to “satellite,” “failing station,” and similar waivers, we are permitted to own additional stations in the Austin, TX, Green Bay, WI, Hartford- New Haven, CT, Honolulu, HI, and Wichita-Hutchinson, KS markets. In assessing whether to consent to a “substantial” transfer of control of such a combination, the FCC will seek to determine whether the circumstances warrant continuation of these waivers.

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

We and Media General expect to pay significant transaction costs in connection with the Merger. These transaction costs include investment banking, legal and accounting fees and expenses, expenses associated with the new indebtedness that will be incurred in connection with the Merger, SEC filing fees, printing expenses, mailing expenses and other related charges. A portion of the transaction costs will be incurred regardless of whether the Merger is consummated. We and Media General will each generally pay our own costs and expenses in connection with the Merger, except that each is obligated to pay 50% of the FCC and antitrust filing fees relating to the Merger irrespective of whether the Merger is consummated. Media General will also reimburse our costs for assistance in connection with the financing Media General obtains in connection with the Merger. New Media General may also incur costs associated with integrating the operations of the two companies, and these costs could be significant and could have an adverse effect on New Media General’s future operating results if the anticipated cost savings from the Merger are not achieved. Although we and Media General expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, should allow New Media General to offset incremental expenses over time, the net benefit may not be achieved in the near term, or at all.

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

4.2
Supplemental Indenture, dated as of March 3, 2014, among Federated Media Publishing LLC, LIN Television Corporation and The Bank of New York Mellon Trust Company N.A., as Trustee amending the Indenture, dated April 12, 2010, filed as Exhibit 4.2 herein.

4.3
Supplemental Indenture, dated as of March 3, 2014, among Federated Media Publishing LLC, LIN Television Corporation and The Bank of New York Mellon Trust Company N.A., as Trustee amending the Indenture, dated October 12, 2012, filed as Exhibit 4.3 herein.

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

LIN Media LLC
LIN Television Corporation

Dated:	August 11, 2014
By:	/s/ Richard J. Schmaeling
Richard J. Schmaeling
Senior Vice President, Chief Financial Officer
(On behalf of each of the registrants and as Principal Financial Officer)

Dated:	August 11, 2014
By:	/s/ Nicholas N. Mohamed
Nicholas N. Mohamed
Vice President Controller
(On behalf of each of the registrants and as Principal Accounting Officer)

LIN Television Corporation
Consolidated Balance Sheets
(unaudited)

	June 30, 2014	December 31, 2013
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$19,295	$12,525
Accounts receivable, less allowance for doubtful accounts (2014 - $3,867; 2013 - $3,188)	153,831	145,409
Deferred income tax assets	7,410	6,898
Other current assets	22,442	15,201
Total current assets	202,978	180,033
Property and equipment, net	217,362	221,078
Deferred financing costs	14,861	16,448
Goodwill	210,968	203,528
Broadcast licenses	536,515	536,515
Other intangible assets, net	48,480	47,049
Other assets	12,727	12,299
Total assets (a)	$1,243,891	$1,216,950
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$20,495	$17,364
Accounts payable	17,299	14,002
Income taxes payable	463	1,420
Accrued expenses	67,583	51,696
Program obligations	6,968	7,027
Total current liabilities	112,808	91,509
Long-term debt, excluding current portion	912,729	929,328
Deferred income tax liabilities	61,579	64,686
Program obligations	3,559	4,146
Other liabilities	24,417	27,209
Total liabilities (a)	1,115,092	1,116,878
Commitments and Contingencies (Note 9)
Redeemable noncontrolling interest	9,905	12,845
LIN Television Corporation stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares	—	—
Investment in parent company’s shares, at cost	(21,984)	(21,984)
Additional paid-in capital	1,156,668	1,140,370
Accumulated deficit	(992,486)	(1,005,633)
Accumulated other comprehensive loss	(25,181)	(25,526)
Total stockholder’s equity	117,017	87,227
Noncontrolling interest	1,877	—
Total equity	118,894	87,227
Total liabilities and equity	$1,243,891	$1,216,950

(a)
Our consolidated assets as of June 30, 2014 and December 31, 2013 include total assets of: $55,165 and $56,056, respectively, of variable interest entities (“VIEs”) that can only be used to settle the obligations of the VIEs. These assets include broadcast licenses and other intangible assets of: $43,565 and $44,677 and program rights of: $1,948 and $2,186 as of June 30, 2014 and December 31, 2013, respectively. Our consolidated liabilities as of June 30, 2014 and December 31, 2013 include $3,752 and $4,126, respectively, of total liabilities of the VIEs for which the VIEs’ creditors have no recourse to the Company, including $2,525 and $2,727, respectively, of program obligations.  See further description in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies.”

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)		(in thousands, except per share data)
Net revenues	$188,765	$164,346	$355,006	$305,338

Operating expenses:
Direct operating	75,487	63,623	144,921	118,191
Selling, general and administrative	48,308	40,040	93,248	77,338
Amortization of program rights	6,788	7,152	13,381	14,937
Corporate	8,304	9,094	20,493	19,365
Depreciation	11,087	11,320	21,773	22,958
Amortization of intangible assets	5,706	5,723	11,277	11,152
Restructuring charge	—	391	—	2,523
Loss from asset dispositions	5	87	99	182
Operating income	33,080	26,916	49,814	38,692

Other expense:
Interest expense, net	14,171	14,428	28,400	28,299
Share of loss in equity investments	25	25	100	25
Other (income) expense, net	(101)	84	(83)	60
Total other expense, net	14,095	14,537	28,417	28,384

Income before provision for income taxes	18,985	12,379	21,397	10,308
Provision for income taxes	7,788	5,210	8,809	4,159
Net income	11,197	7,169	12,588	6,149
Net loss attributable to noncontrolling interests	(461)	(306)	(1,059)	(470)
Net income attributable to LIN Television Corporation	$11,658	$7,475	$13,647	$6,619

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net income	$11,197	$7,169	$12,588	$6,149
Amortization of pension net losses, reclassified, net of tax of $101 and $169 for the three months ended June 30, 2014 and 2013, respectively, and $225 and $338 for the six months ended June 30, 2014 and 2013, respectively	154	259	345	518
Comprehensive income	11,351	7,428	12,933	6,667
Comprehensive loss attributable to noncontrolling interest	(461)	(306)	(1,059)	(470)
Comprehensive income attributable to LIN Television Corporation	$11,812	$7,734	$13,992	$7,137

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statement of Stockholder’s Equity
(unaudited)
(in thousands)

			Investment in Parent Company’s	Additional		Accumulated Other		Total
	Common Stock		Common	Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholder’s
	Shares	Amount	Shares, at cost	Capital	Deficit	Loss	Interest	Equity
Balance as of December 31, 2013	1,000	$—	$(21,984)	$1,140,370	$(1,005,633)	$(25,526)	$—	$87,227
Pension liability adjustment, net of tax of $225	—	—	—	—	—	345	—	345
Tax benefit from exercise of share options and vesting of restricted share awards	—	—	—	11,965	—	—	—	11,965
Share-based compensation	—	—	—	4,333	—	—	13	4,346
Dividends declared	—	—	—	—	(500)	—	—	(500)
Reclassification from redeemable noncontrolling interest	—	—	—	—	—	—	2,766	2,766
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(902)	(902)
Net income	—	—	—	—	13,647	—	—	13,647
Balance as of June 30, 2014	1,000	$—	$(21,984)	$1,156,668	$(992,486)	$(25,181)	$1,877	$118,894

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statement of Stockholder’s Deficit
(unaudited)
(in thousands)

	Common Stock		Investment in Parent Company’s Common	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2012	1,000	$—	$(21,984)	$1,130,239	$(1,164,435)	$(35,384)	$(91,564)
Pension liability adjustment, net of tax of $338	—	—	—	—	—	518	518
Issuance of LIN TV Corp. class A common stock	—	—	—	1,159	—	—	1,159
Tax benefit from exercise of stock options and vesting of restricted stock awards	—	—	—	1,497	—	—	1,497
Stock-based compensation	—	—	—	4,440	—	—	4,440
Net income	—	—	—	—	6,619	—	6,619
Balance as of June 30, 2013	1,000	$—	$(21,984)	$1,137,335	$(1,157,816)	$(34,866)	$(77,331)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
OPERATING ACTIVITIES:
Net income	$12,588	$6,149
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	21,773	22,958
Amortization of intangible assets	11,277	11,152
Amortization of financing costs and note discounts	1,800	1,808
Amortization of program rights	13,381	14,937
Cash payments for programming	(13,784)	(16,072)
Share of loss in equity investments	100	25
Stock-based compensation	4,346	4,528
Deferred income taxes, net	8,103	3,803
Loss from asset dispositions	99	182
Other, net	1,954	846
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,101	1,203
Other assets	(9,934)	(3,036)
Accounts payable	(2,118)	(6,479)
Accrued interest expense	(160)	4,510
Other liabilities and accrued expenses	11,871	(3,949)
Net cash provided by operating activities	62,397	42,565

INVESTING ACTIVITIES:
Capital expenditures	(11,463)	(14,170)
Acquisition of broadcast towers	(7,257)	—
Payments for business combinations, net of cash acquired	(22,733)	(9,824)
Proceeds from the sale of assets	107	34
Contributions to equity investments	(100)	—
Capital contribution to joint venture with NBCUniversal	—	(100,000)
Net cash used in investing activities	(41,446)	(123,960)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	—	1,156
Proceeds from borrowings on long-term debt	45,000	96,000
Payment of dividend	(500)	—
Principal payments on long-term debt	(58,681)	(41,617)
Payment of long-term debt issue costs	—	(652)
Net cash (used in) provided by financing activities	(14,181)	54,887

Net increase (decrease) in cash and cash equivalents	6,770	(26,508)
Cash and cash equivalents at the beginning of the period	12,525	46,307
Cash and cash equivalents at the end of the period	$19,295	$19,799
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

On July 30, 2013, LIN TV Corp., a Delaware corporation (“LIN TV”), completed its merger with and into LIN LLC, a Delaware limited liability company and wholly owned subsidiary of LIN TV, with LIN LLC as the surviving entity (the “2013 LIN LLC Merger”) pursuant to the Agreement and Plan of Merger, dated February 12, 2013, by and between LIN TV and LIN LLC (the “2013 LIN LLC Merger Agreement”).  LIN LLC filed a Current Report on Form 8-K on July 31, 2013 (the “Form 8-K”) for the purpose of establishing LIN LLC as the successor registrant to LIN TV pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to disclose certain related matters, including the consummation of the 2013 LIN LLC Merger.  Pursuant to Rule 12g-3(a) under the Exchange Act and in accordance with the filing of the Form 8-K, the class A common shares representing limited liability interests in LIN LLC, as the successor registrant to LIN TV, were deemed registered under Section 12(b) of the Exchange Act.  References to "LIN LLC," "we," "us," or the "Company" in this Quarterly Report on Form 10-Q that include any period at and before the effectiveness of the 2013 LIN LLC Merger shall be deemed to refer to LIN TV as the predecessor registrant to LIN LLC.  For more information concerning the effects of the 2013 LIN LLC Merger and the succession of LIN LLC to LIN TV upon its effectiveness, please see the Form 8-K.

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
During the first quarter of 2014, we began operating under two segments, which also represent our reportable segments, “Broadcast” and “Digital” that are disclosed separately from our corporate activities. Our Broadcast segment includes 43 television stations and seven digital channels that are either owned, operated or serviced by us in 23 U.S. markets, all of which are engaged principally in the sale of television advertising and digital advertising primarily related to our television station companion websites. Our Digital segment includes the operating results of the following digital companies: LIN Digital LLC ("LIN Digital"), LIN Mobile, LLC ("LIN Mobile"), Nami Media, Inc. ("Nami Media"), HYFN, Inc. ("HYFN"), Dedicated Media, Inc. ("Dedicated Media"), and Federated Media Publishing LLC ("Federated Media"). Corporate and unallocated expenses primarily include our costs to operate as a public company and to operate our corporate locations. Corporate is not a reportable segment. We have retrospectively recast prior period disclosures to reflect this change in our reportable operating segments. See Note 5 - “Segment Reporting” for further discussion. Prior to January 1, 2014, we had one reportable segment.
On July 24, 2014, LIN LLC filed a joint proxy statement/prospectus with the Securities and Exchange Commission which was mailed to the shareholders of LIN LLC in connection with a special meeting of the shareholders of LIN LLC to be held on August 20, 2014 for the purpose of voting on the proposal to adopt the Agreement and Plan of Merger, dated March 21, 2014, with Media General, Inc., a Virginia corporation ("Media General"), Mercury New Holdco, Inc., a Virginia corporation (“New Holdco”), Mercury Merger Sub 1, Inc., a Virginia corporation and a direct, wholly-owned subsidiary of New Holdco (“Merger

Sub 1”), Mercury Merger Sub 2, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of New Holdco (“Merger Sub 2”) (the “Merger Agreement”). If the transactions contemplated by the Merger Agreement (the "Merger") are completed, LIN LLC will become a wholly-owned subsidiary of New Holdco and Media General will become a wholly-owned subsidiary of LIN LLC ("New Media General"). The combined company will own and operate or service 74 stations across 46 markets, reaching approximately 26.5 million households or 23% of U.S. TV households (certain of these stations are expected to be swapped or otherwise divested in order to address regulatory considerations). The transaction is currently expected to close during the first quarter of 2015.
Joint Venture Sale Transaction and Merger
On February 12, 2013, we, along with LIN TV and LIN Television of Texas, L.P., a Delaware limited partnership (“LIN Texas”) entered into an agreement whereby LIN Texas sold its 20.38% equity interest in Station Venture Holdings ("SVH"), a joint venture in which an affiliate of NBCUniversal ("NBC"), held the remaining 79.62% equity interest (collectively, the “JV Sale Transaction”). Pursuant to the JV Sale Transaction, LIN Television made a $100 million capital contribution to SVH and in turn, LIN TV was released from the guarantee of an $815.5 million note held by SVH ("GECC Guarantee") as well as any further obligations related to any shortfall funding agreements between us and SVH.

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

An order that the Federal Communications Commission (“FCC”) adopted in March 2014, however, will require changes in our relationship with these entities going forward. In that order, the FCC concluded that JSAs should be “attributable” for purposes of the media ownership rules if they permit a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. Stations with JSAs that would put them in violation of the new rules will have until June 19, 2016 to amend or terminate those arrangements unless they are able to obtain a waiver of such rules. Accordingly, absent further developments, we will be required to modify or terminate our existing JSAs by no later than June 19, 2016.

The carrying amounts and classifications of the assets and liabilities of the variable interest entities described above, which have been included in our consolidating balance sheets as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$418	$278
Accounts receivable, net	6,823	6,345
Other assets	913	927
Total current assets	8,154	7,550
Property and equipment, net	2,192	2,469
Broadcast licenses and other intangible assets, net	43,565	44,677
Other assets	1,254	1,360
Total assets	$55,165	$56,056

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,162	$1,162
Accounts payable	45	63
Accrued expenses	1,184	1,336
Program obligations	1,283	1,303
Total current liabilities	3,674	3,864
Long-term debt, excluding current portion	2,424	3,005
Program obligations	1,242	1,424
Other liabilities	47,825	47,763
Total liabilities	$55,165	$56,056

The assets of our consolidated VIEs can only be used to settle the obligations of the VIEs and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other liabilities of $47.8 million and $47.8 million as of June 30, 2014 and December 31, 2013, respectively, serve to reduce the carrying value of the entities, and are eliminated in our consolidated financial statements. This reflects the fact that as of June 30, 2014 and December 31, 2013, we have an option that we may exercise if the FCC attribution rules change. The option would allow us to acquire the assets or member’s interest of the VIE entities for a nominal exercise price, which is significantly less than the carrying value of their tangible and intangible net assets. The options are carried at zero on our consolidated balance sheet, as any value attributable to the options is eliminated in the consolidation of the VIEs. In an order adopted in March 2014, the FCC concluded that JSAs should be "attributable" for purposes of the media ownership rules if they permit a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. Stations with JSAs that would put them in violation of the new rules will have until June 19, 2016 to amend or terminate those arrangements, unless they are able to obtain a waiver of such rules. Accordingly, absent further developments, or the grant of waivers, we will be required to modify or terminate our existing JSAs no later than June 19, 2016.

Redeemable Noncontrolling Interest

The redeemable noncontrolling interest as of December 31, 2013 includes the interest of minority shareholders of HYFN, Dedicated Media and Nami Media. During the six months ended June 30, 2014, we have reclassified the interest of the minority shareholders of Nami Media to permanent equity, as the mandatory redemption feature of Nami Media's minority shareholders' interest terminated in February 2014. Accordingly, the following table presents the activity of the redeemable noncontrolling interest included in our consolidated balance sheets related to HYFN and Dedicated Media, which represents third parties’ proportionate share of our consolidated net assets (in thousands):

Redeemable Noncontrolling Interest
Balance as of December 31, 2013	$12,845
Net loss	(1,059)
Share-based compensation and other	(4)
Reclassification to noncontrolling interest (Nami Media)	(1,877)
Balance as of June 30, 2014	$9,905

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.
In April 2014, the FASB issued Accounting Standard Update No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the impact that the new guidance will have on our disclosures and consolidated financial statements.

Note 2 — Acquisitions

Federated Media Publishing, Inc.
On February 3, 2014, LIN Digital Media LLC, a wholly owned subsidiary of LIN Television, acquired 100% of the capital stock of Federated Media Publishing, Inc., which we subsequently converted into a Delaware limited liability company ("Federated Media"). Federated Media is a digital content and conversational marketing company that leverages the relationships and content from its publishing network to deliver contextually relevant advertising and conversational and engagement tools that reach agencies’ and brands’ targeted audiences across digital and social media platforms. The purchase price totaled $22.5 million, net of cash, including post-closing adjustments, and was funded from cash on hand and amounts drawn on our revolving credit facility.
The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by us in the acquisition (in thousands):

Current assets	$9,811
Property and equipment	72
Non-current assets	195
Other intangible assets	11,497
Goodwill	7,440
Current liabilities	(6,501)
Total	$22,514

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

Goodwill of $7.4 million is the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired, and primarily represents the benefits of the incremental revenue we expect to generate from the acquisition of Federated Media.  All of the goodwill recognized in connection with the acquisition of Federated Media is deductible for tax purposes.

Net revenues and operating loss of Federated Media included in our consolidated statements of operations for the six months ended June 30, 2014 were $10.4 million and $0.7 million, respectively.

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

Our obligations to purchase the noncontrolling interest holders’ shares of both Dedicated Media and HYFN are outside of our control, because they are based on the achievement of certain financial targets described above. Therefore, the noncontrolling interest related to Dedicated Media and HYFN as of June 30, 2014 has been reported as redeemable noncontrolling interest and classified as temporary equity on our consolidated balance sheets. As of the acquisition dates, the fair values of the noncontrolling interests were $3.8 million and $7.2 million for Dedicated Media and HYFN, respectively, and were measured based on the purchase prices for our 60% and 50.1% ownership interest in Dedicated Media and HYFN, respectively, and the net assets acquired as of the acquisition dates. As of June 30, 2014, we believe that achievement of the financial targets is not yet probable and therefore, have not reflected these obligations in our consolidated financial statements.

If we do not purchase the remaining outstanding shares of Dedicated Media or HYFN by the dates set forth in the respective purchase agreements, the noncontrolling interest holders have the right to purchase our interest. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the applicable financial targets are not met and we do not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to these options are included in our consolidated financial statements as of June 30, 2014.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations for the six months ended June 30, 2014 and June 30, 2013 assuming that the above acquisitions of Federated Media, Dedicated Media and HYFN, along with transactions necessary to finance the acquisitions, occurred on January 1, 2013 (in thousands):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net revenue	$356,373	$329,016
Net income	$11,852	$967

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the business since January 1, 2013. The pro forma adjustments for the six months ended June 30, 2014 and 2013 reflect depreciation expense, amortization of intangibles related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transaction and the related tax effects of the adjustments.

In connection with the acquisition of Federated Media, we and Federated Media incurred a combined total of $0.8 million of transaction related costs primarily related to legal and other professional services. These costs were not included in the 2014 pro forma amounts. The 2013 pro forma net income was adjusted to include these costs, as they are directly attributable to the acquisition of Federated Media.

Note 3 — Intangible Assets

Goodwill totaled $211 million and $203.5 million at June 30, 2014 and December 31, 2013, respectively. The change in the carrying amount of goodwill during the six months ended June 30, 2014 was as follows (in thousands):

Goodwill
Broadcast:
Balance as of December 31, 2013	$185,237
Acquisitions	—
Balance as of June 30, 2014	$185,237
Digital:
Balance as of December 31, 2013	18,291
Acquisitions	7,440
Balance as of June 30, 2014	$25,731
Total:
Balance as of December 31, 2013	$203,528
Acquisitions	7,440
Balance as of June 30, 2014	$210,968

The following table summarizes the carrying amounts of intangible assets (in thousands):

	June 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Broadcast licenses	$536,515	$—	$536,515	$—
Intangible assets subject to amortization (1)	98,673	(50,193)	85,966	(38,917)
Total	$635,188	$(50,193)	$622,481	$(38,917)

(1)
Intangible assets subject to amortization are amortized on a straight line basis and primarily include network affiliations, acquired customer and publisher relationships, completed technology, brand names, non-compete agreements, internal-use software, favorable operating leases, and retransmission consent agreements.

Note 4 — Debt

 Debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Senior Secured Credit Facility:
Revolving credit loans	$—	$5,000
$112,500 and $118,750 Term loans, net of discount of $300 and $345 as June 30, 2014 and December 31, 2013, respectively	112,200	118,405
$312,600 and $314,200 Incremental term loans, net of discount of $1,515 and $1,684 as of June 30, 2014 and December 31, 2013, respectively	311,085	312,516
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	290,000
Capital lease obligations	14,354	14,604
Other debt	5,585	6,167
Total debt	933,224	946,692
Less current portion	20,495	17,364
Total long-term debt	$912,729	$929,328

During the three and six months ended June 30, 2014, we paid $3.9 million and $7.9 million, respectively, of principal on the term loans and incremental term loans related to mandatory quarterly payments under our senior secured credit facility, respectively.

During the six months ended June 30, 2014, we drew $45 million on our revolving credit facility to fund the acquisition of Federated Media as well as normal operating activities. We subsequently made payments against these borrowings, resulting in an outstanding balance on our revolving credit facility of zero as of June 30, 2014.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues (Level 2 inputs of the three-level fair value hierarchy).  The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	June 30, 2014	December 31, 2013
Carrying amount	$918,871	$932,088
Fair value	944,968	956,255

Note 5 — Segment Reporting

During the first quarter of 2014, we began operating under two operating segments, which also represent our reportable segments, “Broadcast” and “Digital” that are disclosed separately from our corporate activities. Our Broadcast segment includes 43 television stations and seven digital channels that are either owned, operated or serviced by us in 23 U.S. markets, all of which are engaged principally in the sale of television advertising and digital advertising primarily related to our television station companion websites, and our Digital segment includes the operating results of the following digital companies; LIN Digital, LIN Mobile, Nami Media, HYFN, Dedicated Media, and Federated Media. Unallocated corporate expenses primarily include our costs to operate as a public company and to operate our corporate locations.

We use earnings before interest, taxes, depreciation and amortization, excluding non-recurring charges, restructuring charges, share-based compensation, loss or gain on sales of assets, and adjusting amortization of program rights to deduct cash paid for programming (“Adjusted EBITDA”) as the primary financial measure reported to the chief executive officer (the chief operating decision maker) for use in assessing our operating segments’ operating performance. We believe that this measure is useful to investors because it eliminates significant non-cash expenses and non-recurring charges and as a result, allows investors to better understand our operating segments’ performance. All adjustments to Adjusted EBITDA presented below to arrive at consolidated income before income taxes except for depreciation and amortization and cash paid for programming relate primarily to corporate activities. Cash paid for programming pertains only to our Broadcast segment. As a result, we have disclosed depreciation and amortization by segment, as this is the only adjustment to operating income that the chief executive officer reviews on a segment basis. We have retrospectively recast prior period disclosures to reflect this change in our reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net revenues:
Broadcast	$155,581	$143,509	$297,296	$275,460
Digital	33,184	20,837	57,710	29,878
Total net revenues	$188,765	$164,346	$355,006	$305,338

The following table is a reconciliation of Adjusted EBITDA to consolidated income before provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Segment Adjusted EBITDA:
Broadcast	$58,780	$51,164	$106,250	$91,759
Digital	555	1,796	(338)	1,960
Total segment Adjusted EBITDA	59,335	52,960	105,912	93,719
Unallocated corporate Adjusted EBITDA	(5,623)	(5,189)	(12,522)	(9,808)
Less:
Depreciation	11,087	11,320	21,773	22,958
Amortization of intangible assets	5,706	5,723	11,277	11,152
Amortization of program rights	6,788	7,152	13,381	14,937
Share-based compensation	2,039	2,587	4,346	4,528
Non-recurring(1) and acquisition-related charges	1,925	1,960	6,484	5,011
Restructuring charge	—	391	—	2,523
Loss on sale of assets	5	87	99	182
Add:
Cash payments for programming	6,918	8,365	13,784	16,072
Operating income	33,080	26,916	49,814	38,692
Other expense:
Interest expense, net	14,171	14,428	28,400	28,299
Share of loss in equity investments	25	25	100	25
Other (income) expense, net	(101)	84	(83)	60
Total other expense, net	14,095	14,537	28,417	28,384
Consolidated income before provision for income taxes	$18,985	$12,379	$21,397	$10,308
______________________________
(1) Non-recurring charges for the three and six months ended June 30, 2014 primarily consist of expenses related to the Merger and non-recurring charges for the three and six months ended June 30, 2013 primarily consist of expenses related to the 2013 LIN LLC Merger.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Operating income:
Broadcast	$44,675	$36,540	$78,149	$60,698
Digital	(1,422)	740	(4,100)	242
Unallocated corporate	(10,173)	(10,364)	(24,235)	(22,248)
Total operating income	$33,080	$26,916	$49,814	$38,692

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Depreciation and amortization:
Broadcast	$14,218	$15,846	$28,354	$32,110
Digital	1,981	1,036	3,756	1,677
Unallocated corporate	594	161	940	323
Total depreciation and amortization	$16,793	$17,043	$33,050	$34,110

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Capital expenditures:
Broadcast	$4,368	$5,640	$8,305	$11,369
Digital	1,247	884	2,386	1,683
Unallocated corporate	239	848	772	1,118
Total capital expenditures	$5,854	$7,372	$11,463	$14,170

	June 30,	December 31,
	2014	2013
	(in thousands)
Assets:
Broadcast	$1,089,107	$1,100,343
Digital	93,847	69,690
Unallocated corporate	60,937	46,917
Total assets	$1,243,891	$1,216,950

Note 6 — Retirement Plans

The following table shows the components of the net periodic pension cost and the contributions to our 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net periodic pension (benefit) cost:
Interest cost	$1,521	$1,314	$3,019	$2,628
Expected return on plan assets	(1,782)	(1,670)	(3,540)	(3,340)
Amortization of net loss	254	428	569	856
Net periodic (benefit) cost	$(7)	$72	$48	$144
Contributions:
401(k) Plan	$1,003	$1,092	$2,145	$2,424
Defined contribution retirement plans	33	35	72	84
Defined benefit retirement plans	1,333	1,416	2,680	2,713
Total contributions	$2,369	$2,543	$4,897	$5,221

See Note 10 — “Retirement Plans” in Item 15 of our 10-K for a full description of our retirement plans.

Note 7 — Restructuring

As of December 31, 2013, we had a restructuring accrual of $0.4 million related to severance and related costs as a result of the integration of the television stations acquired during 2012 as well as severance and related costs at some of our digital companies.  During the six months ended June 30, 2014, we made cash payments of $0.3 million related to these restructuring actions.  We expect to make cash payments of approximately $0.1 million during the remainder of the year with respect to such transactions.

The activity for these restructuring actions is as follows (in thousands):

Severance and Related
Balance as of December 31, 2013	$423
Charges	—
Payments	283
Balance as of June 30, 2014	$140

Note 8 — Income Taxes

We recorded a provision for income taxes of $7.8 million and $8.8 million for the three and six months ended June 30, 2014, respectively, compared to a provision from income taxes of $5.2 million and $4.2 million for the three and six months ended June 30, 2013, respectively.  The provision for income taxes for the three and six months ended June 30, 2014 was primarily a result of our $19 million and $21.4 million income from continuing operations before taxes during the three and six months ended June 30, 2014, respectively. Our effective income tax rate was 41.2% and 40.4% for the six months ended June 30, 2014 and June 30, 2013, respectively.  The increase in the effective income tax rate was primarily a result of an increase in state taxes, net of federal benefit, due to an increase in income from operations before taxes as compared to the same periods in the prior year. We expect our effective income tax rate to range between 40% and 42% during the remainder of 2014.

During the first quarter of 2013, approximately $162.8 million of short term deferred tax liabilities were reclassified to income taxes payable upon the consummation of the JV Sale Transaction. As a result of the close of the 2013 LIN LLC Merger on July 30, 2013, $131.5 million of this tax liability was extinguished, resulting in a remaining tax liability of approximately $31.3 million associated with the JV Sale Transaction. We made state and federal tax payments to settle this liability during the fourth quarter of 2013.  For further discussion regarding the income tax effects of the JV Sale Transaction and the 2013 LIN LLC Merger, see Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies” and Note 13 — “Commitments and Contingencies” to our consolidated financial statements in our 10-K.

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

The Merger

During the next 12 months and through the completion of the Merger, we expect to incur approximately $3 - $4 million of legal and professional fees associated with the transaction and related financing.  Contingent upon the consummation of the Merger and dependent upon the price of Media General's Class A common stock on the date of consummation, we will incur an advisory fee payable to J.P. Morgan Securities LLC, which we expect will be funded from the proceeds of Media General’s transaction financing. Based on the price of Media General's Class A common stock as of August 6, 2014, this advisory fee is estimated to be approximately $23 million, of which $1.5 million has already been paid. This advisory fee is contingent upon the consummation of the Merger and is not earned by JP Morgan until the Merger occurs. As of the date of this report, none of the necessary approvals or consents have been obtained from the FCC or the shareholders of Media General or LIN and as a result, there is no assurance that the Merger and the corresponding advisory fee to be paid to JP Morgan will occur. As a result we do not deem the payment of the advisory fee to be probable and accordingly, did not record an obligation for this amount as of June 30, 2014.

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

Following the announcement on March 21, 2014 of the execution of the Merger Agreement, three complaints were filed in the Delaware Court of Chancery challenging the proposed acquisition of LIN LLC: Sciabacucchi v. Lin Media LLC, et al. (C.A. No. 9530CB), International Union of Operating Engineers Local 132 Pension Fund v. Lin Media LLC, et al. (C.A. No.9538CB), and Pryor v. Lin Media LLC, et al. (C.A. No. 9577CB). The litigations are putative class actions filed on behalf of the public stockholders of LIN LLC and name as defendants LIN LLC, our directors, Media General, New Holdco, Merger Sub 1 and Merger Sub 2 and HM Capital Partners LLC and several of our alleged affiliates (Hicks, Muse, Tate & Furst Equity Fund III, L.P.; HM3 Coinvestors, L.P.; Hicks, Muse, Tate & Furst Equity Fund IV, L.P.; Hicks, Muse, Tate & Furst Private Equity Fund IV, L.P.; HM4EQ Coinvestors, L.P.; Hicks, Muse & Co. Partners, L.P.; Muse Family Enterprises, Ltd.; and JRM Interim Investors, L.P. (together with HM Capital Partners LLC and individual director defendant John R. Muse, which we collectively refer to as “HMC”)).

On April 18, 2014, the plaintiff in Engineers Local 132 Pension Fund voluntarily dismissed that action without prejudice and, on April 21, 2014, the Court approved the dismissal.

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

On May 15, 2014, plaintiffs in the consolidated action sent a letter to the Court withdrawing the pending motion to expedite.

The outcome of the lawsuit is uncertain and cannot be predicted with any certainty. An adverse judgment for monetary damages could have a material adverse effect on our operations and liquidity. An adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger.

Note 10 — Subsequent Event

On August 11, 2014, we received notice from CBS Television Network, a division of CBS Inc. that it will not renew the network affiliation agreement for WISH-TV in Indianapolis, Indiana when that agreement expires on December 31, 2014.  We are currently evaluating the impact of this event, including assessing the recoverability of the carrying value of the intangible assets associated with this television station.