Form 10-Q
period 2014-09-30
LIN TELEVISION CORP
filed 2014-11-12
CIK 931058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

LIN Media LLC Class A common shares, outstanding as of November 7, 2014: 39,433,422 shares.
LIN Media LLC Class B common shares, outstanding as of November 7, 2014: 17,901,726 shares.
LIN Media LLC Class C common shares, outstanding as of November 7, 2014: 2 shares.
LIN Television Corporation common stock, $0.01 par value, outstanding as of November 7, 2014: 1,000 shares.

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

Part I. Financial Information
Item 1. Unaudited Consolidated Financial Statements

LIN Media LLC
Consolidated Balance Sheets
(unaudited)

	September 30, 2014	December 31, 2013
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,382	$12,525
Marketable securities	174	—
Accounts receivable, less allowance for doubtful accounts (2014 - $4,748; 2013 - $3,188)	145,370	145,309
Deferred income tax assets	5,396	6,898
Other current assets	19,096	15,201
Total current assets	193,418	179,933
Property and equipment, net	214,378	221,078
Deferred financing costs	14,075	16,448
Goodwill	195,421	203,528
Broadcast licenses	491,062	536,515
Other intangible assets, net	44,730	47,049
Other assets	12,127	12,299
Total assets (a)	$1,165,211	$1,216,850
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,383	$17,364
Accounts payable	15,485	14,002
Income taxes payable	258	1,420
Accrued expenses	64,197	51,696
Program obligations	7,428	7,027
Total current liabilities	107,751	91,509
Long-term debt, excluding current portion	871,931	927,328
Deferred income tax liabilities	50,712	64,686
Program obligations	2,941	4,146
Other liabilities	21,294	27,209
Total liabilities (a)	1,054,629	1,114,878
Commitments and Contingencies (Note 9)
Redeemable noncontrolling interest	15,165	12,845
LIN Media LLC shareholders’ equity:
Class A common shares, 100,000,000 shares authorized, Issued: 42,802,516 and 39,013,005 shares as of September 30, 2014 and December 31, 2013, respectively. Outstanding: 37,854,857 and 34,065,346 shares as of September 30, 2014 and December 31, 2013, respectively	643,783	624,564
Class B common shares, 50,000,000 shares authorized, 17,901,726 and 20,901,726 shares as of September 30, 2014 and December 31, 2013, respectively, issued and outstanding; convertible into an equal number of shares of class A common or class C common shares	518,365	518,395
Class C common shares, 50,000,000 shares authorized, 2 shares as of September 30, 2014 and December 31, 2013, issued and outstanding; convertible into an equal number of shares of class A common shares	—	—
Treasury shares, 4,947,659 shares of class A common shares as of September 30, 2014 and December 31, 2013, at cost	(21,984)	(21,984)
Accumulated deficit	(1,019,738)	(1,006,322)
Accumulated other comprehensive loss	(25,009)	(25,526)
Total LIN Media LLC shareholders’ equity	95,417	89,127
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$1,165,211	$1,216,850
________________________________________________________________

(a)
Our consolidated assets as of September 30, 2014 and December 31, 2013 include total assets of: $54,207 and $56,056, respectively, of variable interest entities (“VIEs”) that can only be used to settle the obligations of the VIEs. These assets include broadcast licenses and other intangible assets of: $43,477 and $44,677 and program rights of: $1,664 and $2,186 as of September 30, 2014 and December 31, 2013, respectively. Our consolidated liabilities as of September 30, 2014 and December 31, 2013 include $3,248 and $4,126, respectively, of total liabilities of the VIEs for which the VIEs’ creditors have no recourse to the Company, including $1,986 and $2,727, respectively, of program obligations.  See further description in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies.”

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Media LLC
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)		(in thousands, except per share data)
Net revenues	$192,063	$163,110	$547,069	$468,448

Operating expenses:
Direct operating	76,029	62,504	220,950	180,695
Selling, general and administrative	44,306	41,319	137,554	118,657
Amortization of program rights	6,972	7,605	20,353	22,542
Corporate	8,521	10,682	29,718	30,047
Depreciation	10,892	11,429	32,665	34,387
Amortization of intangible assets	3,788	5,886	15,065	17,038
Impairment of broadcast licenses and goodwill	60,867	—	60,867	—
Restructuring charge	1,084	468	1,084	2,991
Loss (gain) from asset dispositions	42	(9)	141	173
Operating (loss) income	(20,438)	23,226	28,672	61,918

Other expense:
Interest expense, net	14,209	13,976	42,568	42,275
Share of loss in equity investments	—	—	100	25
Other (income) expense, net	(768)	2,055	(851)	2,115
Total other expense, net	13,441	16,031	41,817	44,415

(Loss) income before (benefit from) provision for income taxes	(33,879)	7,195	(13,145)	17,503
(Benefit from) provision for income taxes	(7,996)	(139,313)	813	(135,154)
Net (loss) income	(25,883)	146,508	(13,958)	152,657
Net income (loss) attributable to noncontrolling interests	517	(430)	(542)	(900)
Net (loss) income attributable to LIN Media LLC	$(26,400)	$146,938	$(13,416)	$153,557

Basic net (loss) income per common share:
Net (loss) income	$(0.49)	$2.78	$(0.25)	$2.93

Weighted-average number of common shares outstanding used in calculating basic income per common share	54,372	52,791	53,962	52,328

Diluted net (loss) income per common share:
Net (loss) income	$(0.49)	$2.63	$(0.25)	$2.77

Weighted-average number of common shares outstanding used in calculating diluted income per common share	54,372	55,855	53,962	55,378

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Media LLC
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net (loss) income	$(25,883)	$146,508	$(13,958)	$152,657
Amortization of pension net losses, reclassified, net of tax of $113 and $169 for the three months ended September 30, 2014 and 2013, respectively, and $338 and $507 for the nine months ended September 30, 2014 and 2013, respectively	172	259	517	777
Comprehensive (loss) income	(25,711)	146,767	(13,441)	153,434
Comprehensive income (loss) attributable to noncontrolling interest	517	(430)	(542)	(900)
Comprehensive (loss) income attributable to LIN Media LLC	$(26,228)	$147,197	$(12,899)	$154,334

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Media LLC
Consolidated Statement of Shareholders’ Equity
(unaudited)
(in thousands)

						Accumulated
	Common Shares			Treasury		Other	Total
	Class A	Class B	Class C	Shares	Accumulated	Comprehensive	Shareholders'
	Amount	Amount	Amount	(at cost)	Deficit	Loss	Equity
Balance as of December 31, 2013	$624,564	$518,395	$—	$(21,984)	$(1,006,322)	$(25,526)	$89,127
Pension liability adjustment, net of tax of $338	—	—	—	—	—	517	517
Issuance of class A common shares	2,480	—	—	—	—	—	2,480
Conversion of class B common shares to class A common shares	30	(30)	—	—	—	—	—
Tax benefit from exercise of share options and vesting of restricted share awards	13,476	—	—	—	—	—	13,476
Share-based compensation	6,095	—	—	—	—	—	6,095
Noncontrolling interest adjustments	(2,862)	—	—	—	—	—	(2,862)
Net loss	—	—	—	—	(13,416)	—	(13,416)
Balance as of September 30, 2014	$643,783	$518,365	$—	$(21,984)	$(1,019,738)	$(25,009)	$95,417

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Media LLC
Consolidated Statement of Shareholders’ Deficit
(unaudited)
(in thousands)

							Accumulated
	Common Stock			Treasury	Additional		Other	Total
	Class A	Class B	Class C	Stock	Paid-In	Accumulated	Comprehensive	Shareholders'
	Amount	Amount	Amount	(at cost)	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2012	$313	$235	$—	$(21,984)	$1,129,691	$(1,164,435)	$(35,384)	$(91,564)
Pension liability adjustment, net of tax of $507	—	—	—	—	—	—	777	777
Issuance of class A common shares	4	—	—	—	1,450	—	—	1,454
Conversion of class B common shares to class A common shares	26	(26)	—	—	—	—	—	—
Tax benefit from exercise of share options and vesting of restricted share awards	—	—	—	—	2,180	—	—	2,180
Share-based compensation	—	—	—	—	6,691	—	—	6,691
Effect of 2013 LIN LLC Merger	621,827	518,185	—	—	(1,140,012)	—	—	—
Net income attributable to LIN Media LLC	—	—	—	—	—	153,557	—	153,557
Balance as of September 30, 2013	$622,170	$518,394	$—	$(21,984)	$—	$(1,010,878)	$(34,607)	$73,095

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Media LLC
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(13,958)	$152,657
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	32,665	34,387
Amortization of intangible assets	15,065	17,038
Impairment of broadcast licenses and goodwill	60,867	—
Amortization of financing costs and note discounts	2,693	2,723
Amortization of program rights	20,353	22,542
Cash payments for programming	(20,444)	(23,994)
Share of loss in equity investments	100	25
Deferred income taxes, net	666	(7,144)
Extinguishment of income tax liability related to the 2013 LIN LLC Merger	—	(132,542)
Share-based compensation	6,111	6,766
Loss from asset dispositions	141	173
Other, net	2,679	1,291
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,526	3,191
Other assets	(7,685)	(597)
Accounts payable	(4,137)	(9,609)
Accrued interest expense	(598)	3,761
Other liabilities and accrued expenses	6,339	(12,163)
Net cash provided by operating activities	110,383	58,505
INVESTING ACTIVITIES:
Capital expenditures	(17,066)	(21,671)
Acquisition of broadcast towers	(7,257)	—
Payments for business combinations, net of cash acquired	(24,825)	(10,082)
Proceeds from the sale of assets	114	76
Contributions to equity investments	(100)	—
Purchase of marketable securities	(174)	—
Capital contribution to joint venture with NBCUniversal	—	(100,000)
Net cash used in investing activities	(49,308)	(131,677)
FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director share-based compensation	2,480	1,450
Tax benefit from exercises of share options	—	2,180
Proceeds from borrowings on long-term debt	45,000	101,000
Principal payments on long-term debt	(97,698)	(49,394)
Payment of long-term debt issue costs	—	(654)
Net cash (used in) provided by financing activities	(50,218)	54,582
Net increase (decrease) in cash and cash equivalents	10,857	(18,590)
Cash and cash equivalents at the beginning of the period	12,525	46,307
Cash and cash equivalents at the end of the period	$23,382	$27,717
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

During the first quarter of 2014, we began operating under two segments, which also represent our reportable segments, “Broadcast” and “Digital” that are disclosed separately from our corporate activities. Our Broadcast segment includes 43 television stations and seven digital channels that are either owned, operated or serviced by us in 23 U.S. markets, all of which are engaged principally in the sale of television advertising and digital advertising primarily related to our television station companion websites. Our Digital segment includes the operating results of the following digital companies: LIN Digital LLC ("LIN Digital"), LIN Mobile, LLC ("LIN Mobile"), HYFN, Inc. ("HYFN"), Dedicated Media, Inc. ("Dedicated Media"), and Federated Media Publishing LLC ("Federated Media"). Corporate and unallocated expenses primarily include our costs to operate as a public company and to operate our corporate locations. Corporate is not a reportable segment. We have retrospectively recast prior period disclosures to reflect this change in our reportable operating segments. See Note 5 - “Segment Reporting” for further discussion. Prior to January 1, 2014, we had one reportable segment.

We conduct our business through LIN Television and its subsidiaries and we guarantee all of LIN Television’s debt.  All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, the 8 3/8% Senior Notes due 2018 (the “8 3/8% Senior Notes”), and the 6 3/8% Senior Notes due 2021 (the “6 3/8% Senior Notes”) on a joint-and-several basis.

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

On July 24, 2014, we filed a joint proxy statement/prospectus with the Securities and Exchange Commission ("SEC") which was mailed to the shareholders of LIN LLC in connection with a special meeting of the shareholders of LIN LLC to be held on August 20, 2014 for the purpose of voting on the proposal to adopt the Agreement and Plan of Merger, dated March 21, 2014, with Media General, Inc., a Virginia corporation ("Media General"), Mercury New Holdco, Inc., a Virginia corporation (“New Holdco”), Mercury Merger Sub 1, Inc., a Virginia corporation and a direct, wholly-owned subsidiary of New Holdco (“Merger Sub 1”) and Mercury Merger Sub 2, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of New Holdco (“Merger Sub 2”).

On August 20, 2014, we amended the terms of the Merger Agreement (as amended, the "Merger Agreement") following the announcement of CBS Affiliation Relations, a unit of CBS Corporation ("CBS") that it would not renew its network affiliation agreement related to our WISH-TV television station located in Indianapolis, Indiana upon the expiration of that agreement on December 31, 2014. As a result, the special meeting of the shareholders of LIN LLC was convened on August 20, 2014 and then adjourned before conducting any business. On September 15, 2014, we filed a supplement and an updated joint proxy statement/prospectus with the SEC which was mailed to the shareholders of LIN LLC in connection with the special meeting of the shareholders of LIN LLC, and which included a copy of the Merger Agreement. The meeting was held on October 6, 2014 and resulted in the adoption of the Merger Agreement and the approval of the Merger by the LIN LLC shareholders.

On August 20, 2014, we entered into an Asset Purchase Agreement for the sale of television stations WLUK-TV and WCWF-TV, Green Bay-Appleton, Wisconsin, by and among New Holdco and LIN Television, on the one hand, and Harrisburg Television, Inc. on the other hand, dated as of August 20, 2014; an Asset Purchase Agreement for the sale of television station WJCL-TV, Savannah, Georgia, by and among Media General, New Holdco, LIN Television and LIN License Company, LLC on the one hand, and WJCL Hearst Television LLC and Hearst Television Inc. on the other hand, dated as of August 20, 2014; an Asset Purchase Agreement for the sale of certain assets relating to television station WTGS-TV, Hardeeville, South Carolina (Savannah, Georgia market), by and among New Holdco and LIN Television, on the one hand, and Sinclair Communications, LLC on the other hand, dated as of August 20, 2014 (collectively, the “LIN Divestiture Agreements”), to divest certain of our television stations for approximately $70 million, $4.5 million and $17.5 million in cash, respectively, in order to address regulatory considerations related to the transactions contemplated by the Merger Agreement (the "Merger"). In addition, New Holdco, Media General and Meredith Corporation entered into an Asset Purchase Agreement for the sale of WALA-TV, Mobile, Alabama, dated August 20, 2014 (together with the LIN Divestiture Agreements, the “Divestiture Agreements”) in order to address regulatory considerations related to the Merger.

The Divestiture Agreements each contain representations, warranties, covenants and are conditioned on the closing of the Merger pursuant to the Merger Agreement, in addition to, customary closing conditions for transactions of this type, including, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and receipt from the Federal Communications Commission ("FCC") of consent to the transfer of control of broadcast licensee subsidiaries of LIN LLC and Media General in connection with the transactions contemplated by each Divestiture Agreement.

Upon the closing of the Merger and these divestitures, LIN LLC will be merged into, and survived by, New Holdco, LIN Television will become a wholly-owned subsidiary of New Holdco and Media General will become a wholly-owned subsidiary of LIN Television ("New Media General"). The combined company will own and operate or service 71 stations across 48 markets, reaching 27.6 million or approximately 23% of U.S. television households. We currently expect the Merger to close during the fourth quarter of 2014.

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

We have a JSA and an SSA with WBDT Television, LLC (“WBDT”) for WBDT-TV in the Dayton, OH market. We also have JSAs and SSAs with affiliates of Vaughan Acquisition LLC (“Vaughan”) for WTGS-TV in the Savannah, GA market, WYTV-TV in the Youngstown, OH market and KTKA-TV in the Topeka, KS market and SSAs with KASY-TV Licensee, LLC (“KASY”), KWBQ-TV, KRWB-TV and KASY-TV in the Albuquerque, Santa-Fe, NM market. Under these agreements, we provide administrative services to these stations, have an obligation to reimburse certain of the stations' expenses, and we are compensated through a performance-based fee structure that provides us the benefit of certain returns from the operation of these stations. We determined that WBDT, Vaughan and KASY are VIEs and as a result of the JSAs and/or SSAs, we have variable interests in these entities. We are the primary beneficiary of these entities, and therefore, we consolidate these entities within our consolidated financial statements.

An order that the FCC adopted in March 2014, however, will require changes in our relationship with these entities going forward. In that order, the FCC concluded that JSAs should be “attributable” for purposes of the media ownership rules if they permit a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. Stations with JSAs that would put them in violation of the new rules will have until June 19, 2016 to amend or terminate those arrangements, unless they are able to obtain a waiver of such rules. Accordingly, absent further developments, we will be required to modify or terminate our existing JSAs by no later than June 19, 2016.

The carrying amounts and classifications of the assets and liabilities of the variable interest entities described above, which have been included in our consolidating balance sheets as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$422	$278
Accounts receivable, net	6,390	6,345
Other assets	847	927
Total current assets	7,659	7,550
Property and equipment, net	2,054	2,469
Broadcast licenses and other intangible assets, net	43,477	44,677
Other assets	1,017	1,360
Total assets	$54,207	$56,056

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,162	$1,162
Accounts payable	60	63
Accrued expenses	1,201	1,336
Program obligations	986	1,303
Total current liabilities	3,409	3,864
Long-term debt, excluding current portion	2,134	3,005
Program obligations	1,000	1,424
Other liabilities	47,664	47,763
Total liabilities	$54,207	$56,056

The assets of our consolidated VIEs can only be used to settle the obligations of the VIEs and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other liabilities of $47.7 million and $47.8 million as of September 30, 2014 and December 31, 2013, respectively, serve to reduce the carrying value of the entities, and are eliminated in our consolidated financial statements. This reflects the fact that as of September 30, 2014 and December 31, 2013, LIN Television has an option that it may exercise if the FCC attribution rules change. The option would allow LIN Television to acquire the assets or member’s interest of the VIE entities for a nominal exercise price, which is significantly less than the carrying value of their tangible and intangible net assets. The options are carried at zero on our consolidated balance sheet, as any value attributable to the options is eliminated in the consolidation of the VIEs. In an order adopted in March 2014, the FCC concluded that JSAs should be “attributable” for purposes of the media ownership rules if they permit a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. Stations with JSAs that would put them in violation of the new rules will have until June 19, 2016 to amend or terminate those arrangements, unless they are able to obtain a waiver of such rules. Accordingly, absent further developments, or the grant of waivers, we will be required to modify or terminate our existing JSAs no later than June 19, 2016.

Redeemable Noncontrolling Interest

The redeemable noncontrolling interest as of September 30, 2014 includes the interest of minority shareholders of HYFN and Dedicated Media. During the nine months ended September 30, 2014, we reclassified the interest of the minority shareholders of Nami Media, Inc. ("Nami Media") to permanent equity, as the mandatory redemption feature of Nami Media's minority shareholders' interest terminated in February 2014. In addition, during the third quarter of 2014, we adjusted the mandatory redeemable noncontrolling interest associated with Dedicated Media to equal $8.6 million, which represents our current estimate of the second stage purchase obligation for the minority shares of Dedicated Media. For further discussion, refer to Note 2 - "Acquisitions." The following table presents the activity of the redeemable noncontrolling interest included in our consolidated balance sheets, which represents third parties’ proportionate share of our consolidated net assets (in thousands):

Redeemable Noncontrolling Interest
Balance as of December 31, 2013	$12,845
Net loss	(542)
Share-based compensation and other	16
Accretion of mandatory purchase obligation of Dedicated Media	4,971
Reclassification to permanent equity	(2,125)
Balance as of September 30, 2014	$15,165

During the third quarter of 2014, Nami Media ceased operations. As a result, we reorganized our digital operations and transferred certain operating assets of Nami Media to LIN Digital. As of September 30, 2014, there are no longer noncontrolling interests in Nami Media and we have transferred the balance of noncontrolling interest related to Nami Media to Class A common shares in our statement of shareholders' equity for the nine months ended September 30, 2014.

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator for EPS calculation:	2014	2013	2014	2013
Weighted-average common shares, basic	54,372	52,791	53,962	52,328
Effect of dilutive securities:	0		0
Share options and unvested restricted shares	—	3,064	—	3,050
Weighted-average common shares, diluted	54,372	55,855	53,962	55,378

We apply the treasury stock method to measure the dilutive effect of our outstanding share options and restricted share awards and include the respective common share equivalents in the denominator of our diluted EPS calculation.  We have excluded all common shares issuable for share options and restricted shares from the calculation of diluted earnings per share for the three and nine months ended September 31, 2014 because the net loss causes these outstanding shares to be anti-dilutive. Securities representing 0.1 million shares of common stock for the three and nine months ended September 30, 2013, respectively, were excluded from the computation of diluted EPS for these periods because their effect would have been anti-dilutive.  The net income per share amounts are the same for our class A, class B and class C common shares because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

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
In April 2014, the FASB issued Accounting Standard Update No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We have not yet adopted this new guidance and are currently evaluating the impact that it will have on our disclosures and consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This ASU establishes specific guidance to an organization's management on their responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern. We have not yet adopted this standard and are currently evaluating the impact that the new guidance will have on our disclosures and consolidated financial statements.

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
The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by us in the acquisition (in thousands):

Current assets	$9,811
Property and equipment	72
Non-current assets	195
Other intangible assets	11,497
Goodwill	7,306
Current liabilities	(6,367)
Total	$22,514

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

Goodwill of $7.3 million is the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired, and primarily represents the benefits of the incremental revenue we expect to generate from the acquisition of Federated Media.  All of the goodwill recognized in connection with the acquisition of Federated Media is deductible for tax purposes.

Net revenues and operating loss of Federated Media included in our consolidated statements of operations for the nine months ended September 30, 2014 were $17.1 million and $0.8 million, respectively.

Dedicated Media, Inc.

On April 9, 2013, LIN Television acquired a 60% interest (calculated on a fully diluted basis) in Dedicated Media, a multi-channel advertisement buying and optimization company.  Under the terms of our agreement with Dedicated Media, we agreed to purchase the remaining outstanding shares of Dedicated Media by no later than February 15, 2015 if Dedicated Media achieves both (i) a target earnings before interest, taxes, depreciation and amortization (“EBITDA”) and (ii) a target gross profit in 2014, as outlined in the purchase agreement.  The purchase price of these shares is based on multiples of Dedicated Media’s 2014 EBITDA and gross profit.  As of September 30, 2014, we concluded it was probable that Dedicated Media would achieve at least the minimum levels of gross profit and adjusted EBITDA required to obligate LIN LLC to purchase the remaining outstanding shares of Dedicated Media.  Based on management’s current projections of Dedicated Media’s 2014 gross profit and adjusted EBITDA, we estimate the purchase price for the remaining outstanding shares to be approximately $8.6 million and accordingly, we have adjusted the mandatory redeemable noncontrolling interest account for Dedicated Media to equal this estimated obligation and have recorded a corresponding decrease to equity on our statement of shareholders' equity for the nine months ended September 30, 2014.  We believe the stage two purchase price of $8.6 million represents the fair value of the stage two shares to be acquired. This estimate is subject to change based on Dedicated Media’s actual results in 2014, which will be determined during the first quarter of 2015. Our maximum potential obligation under the purchase agreement is $26 million.

HYFN, Inc.

On April 4, 2013, LIN Television acquired a 50.1% interest (calculated on a fully diluted basis) in HYFN, a full service digital advertising agency specializing in the planning, development, deployment and support for websites, mobile sites, interactive banners, games and various applications for multiple devices.  Under the terms of our agreement with HYFN, we agreed to purchase the remaining outstanding shares of HYFN by no later than February 15, 2016 if HYFN achieves both (i) a target EBITDA and (ii) target net revenues in 2015, as outlined in the transaction agreements.  The purchase price of these shares is based on multiples of HYFN’s 2015 net revenue and EBITDA.  Our maximum potential obligation under the terms of our agreement is approximately $62.4 million.  If HYFN does not meet the target EBITDA or target net revenues in 2015, we have the option to purchase the remaining outstanding shares using the same purchase price multiple. As of September 30, 2014, we believe that achievement of the financial targets by HYFN is not yet probable and therefore, have not reflected this obligation in our consolidated financial statements.

Our obligations to purchase the noncontrolling interest holders’ shares of both Dedicated Media and HYFN are outside of our control, because they are based on the achievement of certain financial targets described above. Therefore, the noncontrolling interests related to Dedicated Media and HYFN as of September 30, 2014 has been reported as redeemable noncontrolling interest and classified as temporary equity on our consolidated balance sheets.

If we do not purchase the remaining outstanding shares of Dedicated Media or HYFN by the dates set forth in the respective purchase agreements, the noncontrolling interest holders have the right to purchase our interest. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the applicable financial targets are not met and we do not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to these options are included in our consolidated financial statements as of September 30, 2014.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations for the nine months ended September 30, 2014 and 2013 assuming that the above acquisitions of Federated Media, Dedicated Media and HYFN along with transactions necessary to finance the acquisitions, occurred on January 1, 2013 (in thousands except per share amounts):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net revenue	$548,436	$500,229
Net (loss) income	$(14,818)	$144,688
Basic (loss) income per common share attributable to LIN LLC	$(0.27)	$2.77
Diluted (loss) income per common share attributable to LIN LLC	$(0.27)	$2.61

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the business since January 1, 2013. The pro forma adjustments for the nine months ended September 30, 2014 and 2013 reflect depreciation expense, amortization of intangibles related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transaction and the related tax effects of the adjustments.

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

Note 3 — Intangible Assets

Goodwill totaled $195.4 million and $203.5 million at September 30, 2014 and December 31, 2013, respectively. The change in the carrying amount of goodwill during the nine months ended September 30, 2014 was as follows (in thousands):

Goodwill
Broadcast:
Balance as of December 31, 2013	$185,237
Acquisitions	—
Impairment charge	(15,413)
Balance as of September 30, 2014	$169,824
Digital:
Balance as of December 31, 2013	$18,291
Acquisitions	7,306
Balance as of September 30, 2014	$25,597
Total:
Balance as of December 31, 2013	$203,528
Acquisitions	7,306
Impairment charge	(15,413)
Balance as of September 30, 2014	$195,421

The following table summarizes the carrying amounts of intangible assets (in thousands):

	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Broadcast licenses	$491,062	$—	$536,515	$—
Intangible assets subject to amortization (1)	98,712	(53,982)	85,966	(38,917)
Total	$589,774	$(53,982)	$622,481	$(38,917)

(1)
Intangible assets subject to amortization are amortized on a straight line basis and primarily include network affiliations, acquired customer and publisher relationships, completed technology, brand names, non-compete agreements, internal-use software, favorable operating leases, and retransmission consent agreements.

On August 11, 2014, CBS announced that it would not renew its network affiliation agreement related to WISH-TV in Indianapolis, Indiana when that agreement expires on December 31, 2014.  This announcement prompted us to perform an interim impairment test of the broadcast licenses and goodwill associated with our Indianapolis market as of September 30, 2014.

We used the income approach to test our asset group and reporting unit for impairment as of September 30, 2014 and as a result, recorded an impairment charge in our Broadcast segment of $60.9 million during the third quarter 2014, resulting in a remaining balance of zero goodwill and $15.8 million attributable to the broadcast licenses in our Indianapolis market.

Note 4— Debt

LIN LLC guarantees all of LIN Television’s debt.  All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, the 8 3/8% Senior Notes due 2018 (the “8 3/8% Senior Notes”), and the 6 3/8% Senior Notes due 2021 (the “6 3/8% Senior Notes”) on a joint-and-several basis.

Debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Senior Secured Credit Facility:
Revolving credit loans	$—	$5,000
$100,370 and $118,750 Term loans, net of discount of $278 and $345 as September 30, 2014 and December 31, 2013, respectively	100,092	118,405
$286,128 and $314,200 Incremental term loans, net of discount of $1,431 and $1,684 as of September 30, 2014 and December 31, 2013, respectively	284,697	312,516
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	290,000
Capital lease obligations	14,228	14,604
Other debt	3,297	4,167
Total debt	892,314	944,692
Less current portion	20,383	17,364
Total long-term debt	$871,931	$927,328

During the three and nine months ended September 30, 2014, we paid $38.6 million and $46.5 million, respectively, of principal on the term loans and incremental term loans related to mandatory quarterly and optional payments under our senior secured credit facility, respectively.

During the nine months ended September 30, 2014, we drew $45 million on our revolving credit facility to fund the acquisition of Federated Media as well as normal operating activities. We subsequently made payments against these borrowings, resulting in an outstanding balance on our revolving credit facility of zero as of September 30, 2014.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues (Level 2 inputs of the three-level fair value hierarchy).  The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	September 30, 2014	December 31, 2013
Carrying amount	$878,085	$930,088
Fair value	889,194	954,255

Note 5 — Segment Reporting

During the first quarter of 2014, we began operating under two operating segments, which also represent our reportable segments, “Broadcast” and “Digital” that are disclosed separately from our corporate activities. Our Broadcast segment includes 43 television stations and seven digital channels that are either owned, operated or serviced by us in 23 U.S. markets, all of which are engaged principally in the sale of television advertising and digital advertising primarily related to our television station companion websites, and our Digital segment includes the operating results of the following digital companies; LIN Digital, LIN Mobile, HYFN, Dedicated Media, and Federated Media. Unallocated corporate expenses primarily include our costs to operate as a public company and to operate our corporate locations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net revenues:
Broadcast	$159,733	$143,594	$457,029	$419,054
Digital	32,330	19,516	90,040	49,394
Total net revenues	$192,063	$163,110	$547,069	$468,448

The following table is a reconciliation of Adjusted EBITDA to consolidated income before provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)

Segment Adjusted EBITDA:
Broadcast	$63,040	$50,869	$169,290	$142,628
Digital	3,547	1,236	3,209	3,196
Total segment Adjusted EBITDA	66,587	52,105	172,499	145,824
Unallocated corporate Adjusted EBITDA	(6,445)	(5,927)	(19,671)	(15,735)
Less:
Depreciation	10,892	11,429	32,665	34,387
Amortization of intangible assets	3,788	5,886	15,065	17,038
Amortization of program rights	6,972	7,605	20,353	22,542
Impairment of broadcast licenses and goodwill	60,867	—	60,867	—
Share-based compensation	1,765	2,238	6,111	6,766
Non-recurring(1) and acquisition-related charges	1,830	3,257	8,314	8,268
Restructuring charge	1,084	468	1,084	2,991
Loss (gain) on sale of assets	42	(9)	141	173
Add:
Cash payments for programming	6,660	7,922	20,444	23,994
Operating (loss) income	(20,438)	23,226	28,672	61,918
Other expense:
Interest expense, net	14,209	13,976	42,568	42,275
Share of loss in equity investments	—	—	100	25
Other (income) expense, net	(768)	2,055	(851)	2,115
Total other expense, net	13,441	16,031	41,817	44,415
Consolidated (loss) income before provision for income taxes	$(33,879)	$7,195	$(13,145)	$17,503

_______________________________
(1) Non-recurring charges for the three and nine months ended September 30, 2014 primarily consist of expenses related to the Merger and non-recurring charges for the three and nine months ended September 30, 2013 primarily consist of expenses related to the 2013 LIN LLC Merger.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Operating (loss) income:
Broadcast	$(11,098)	$35,235	$67,051	$95,933
Digital	801	9	(3,299)	251
Unallocated corporate	(10,141)	(12,018)	(35,080)	(34,266)
Total operating (loss) income	$(20,438)	$23,226	$28,672	$61,918

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Depreciation and amortization:
Broadcast	$12,176	$15,938	$40,530	$48,048
Digital	1,927	1,206	5,683	2,883
Unallocated corporate	577	171	1,517	494
Total depreciation and amortization	$14,680	$17,315	$47,730	$51,425

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Capital expenditures:
Broadcast	$3,906	$5,359	$12,211	$16,728
Digital	1,261	1,353	3,647	3,036
Unallocated corporate	436	789	1,208	1,907
Total capital expenditures	$5,603	$7,501	$17,066	$21,671

	September 30, 2014	December 31, 2013
	(in thousands)
Assets:
Broadcast	$1,012,135	$1,100,343
Digital	94,608	69,690
Unallocated corporate	58,468	46,817
Total assets	$1,165,211	$1,216,850

Note 6 — Retirement Plans

The following table shows the components of the net periodic pension cost and the contributions to our 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net periodic pension cost:
Interest cost	$1,509	$1,314	$4,528	$3,942
Expected return on plan assets	(1,771)	(1,670)	(5,311)	(5,010)
Amortization of net loss	284	428	853	1,284
Net periodic cost	$22	$72	$70	$216
Contributions:
401(k) Plan	$1,134	$1,229	$3,279	$3,653
Defined contribution retirement plans	54	59	126	143
Defined benefit retirement plans	2,584	1,231	5,264	3,944
Total contributions	$3,772	$2,519	$8,669	$7,740

See Note 10 — “Retirement Plans” in Item 15 of our 10-K for a full description of our retirement plans.

Note 7 — Restructuring

As of December 31, 2013, we had a restructuring accrual of $0.4 million related to severance and related costs as a result of the integration of the television stations acquired during 2012 as well as severance and related costs at some of our digital companies.  During the three and nine months ended September 30, 2014, we recorded a restructuring charge of $1.1 million for severance and related costs at our stations and digital operations. During the three and nine months, we made cash payments of $0.7 million and $1 million, respectively, related to these restructuring actions.  We expect to make cash payments of approximately $0.5 million during the remainder of the year with respect to such transactions.

The activity for these restructuring actions is as follows (in thousands):

Severance and Related
Balance as of December 31, 2013	$423
Charges	1,084
Payments	(965)
Balance as of September 30, 2014	$542

Note 8 — Income Taxes

We recorded a benefit from income taxes of $8 million and a provision for income taxes of $0.8 million for the three and nine months ended September 30, 2014, respectively, compared to a benefit from income taxes of $139.3 million and $135.2 million for the three and nine months ended September 30, 2013, respectively.  The benefit from income taxes for the three months ended September 30, 2014 was primarily a result of an $18.4 million discrete tax benefit recognized as a result of the impairment charge recorded during the third quarter of 2014 related to the carrying value of the broadcast licenses and goodwill in our Indianapolis market whereas, the provision for income taxes for the nine months ended September 30, 2014 was primarily a result of our income from operations before tax. The benefit from income taxes for the three and nine months ended September 30, 2013 was primarily a result of a $124.6 million discrete tax benefit recognized as a result of the 2013 LIN LLC Merger as well as an $18.2 million discrete tax benefit recognized as a result of the reversal of a state valuation allowance during the third quarter of 2013. Our effective income tax rate was (6.2)% and (772.2)% for the nine months ended September 30, 2014 and September 30, 2013, respectively.  The change in the effective income tax rate was primarily a result of the discrete tax benefit recognized during the third quarter 2013 as a result of the 2013 LIN LLC Merger and the reversal of a state valuation allowance during the third quarter of 2013. We expect our effective income tax rate to range between 40% and 42% during the remainder of 2014.

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

Note 9 — Commitments and Contingencies

We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2036. In addition, we have entered into commitments for future syndicated entertainment and sports programming. Future payments for these non-cancelable operating leases and agreements, and future payments associated with syndicated television programs as of September 30, 2014 are as follows (in thousands):
Commitments

Year	Operating Leases and Agreements	Syndicated Television Programming		Total

2014	$12,100	$7,118	(1)	$19,218
2015	62,443	28,201		90,644
2016	54,624	19,714		74,338
2017	64,320	4,882		69,202
2018	59,451	277		59,728
Thereafter	104,985	214		105,199
Total obligations	$357,923	$60,406		$418,329

(1) Includes $10.4 million of program obligations recorded on our consolidated balance sheet as of September 30, 2014.

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

The Merger

We expect to incur approximately $1.5 - $2.5 million of legal and professional fees associated with the Merger and related financing during the fourth quarter of 2014. Contingent upon the consummation of the Merger and dependent upon the price of Media General's Class A common stock on the date of consummation, we will incur an advisory fee payable to J.P. Morgan Securities LLC, which we expect will be funded from the proceeds of Media General’s transaction financing. Based on the price of Media General's Class A common stock as of November 7, 2014, this advisory fee is estimated to be approximately $19.7 million, of which $1.5 million has already been paid. This advisory fee is contingent upon the consummation of the

Merger and is not earned by JP Morgan until the Merger occurs. As of the date of this report, the necessary approval has not been obtained from the FCC and as a result, there is no assurance that the Merger and the corresponding advisory fee to be paid to JP Morgan will occur. As a result we do not deem the payment of the advisory fee to be probable and accordingly, did not record an obligation for this amount as of September 30, 2014.

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
Following the announcement on March 21, 2014 of the execution of the Merger Agreement, three complaints were filed in the Delaware Court of Chancery challenging the proposed acquisition of LIN LLC: Sciabacucchi v. Lin Media LLC, et al. (C.A. No. 9530) (the “Sciabacucchi Action”), International Union of Operating Engineers Local 132 Pension Fund v. Lin Media LLC, et al. (C.A. No.9538) (the “Pension Fund Action”), and Pryor v. Lin Media LLC, et al. (C.A. No. 9577) (the “Pryor Action”). The litigations are putative class actions filed on behalf of the public stockholders of LIN LLC and name as defendants LIN LLC, our directors, Media General, New Holdco, Merger Sub 1 and Merger Sub 2 and HM Capital Partners LLC and several of its alleged affiliates (Hicks, Muse, Tate & Furst Equity Fund III, L.P.; HM3 Coinvestors, L.P.; Hicks, Muse, Tate & Furst Equity Fund IV, L.P.; Hicks, Muse, Tate & Furst Private Equity Fund IV, L.P.; HM4EQ Coinvestors, L.P.; Hicks, Muse & Co. Partners, L.P.; Muse Family Enterprises, Ltd.; and JRM Interim Investors, L.P. (together with HM Capital Partners LLC and individual director defendant John R. Muse, which we collectively refer to as “HMC”)).
On April 18, 2014, the plaintiff in the Pension Fund Action voluntarily dismissed that action without prejudice and, on April 21, 2014, the Court approved the dismissal.
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

The operative complaint generally alleges that the individual defendants breached their fiduciary duties in connection with their consideration and approval of the Merger, that the entity defendants aided and abetted those breaches and that individual director defendant Royal W. Carson III and HMC breached their fiduciary duties as controlling shareholders of LIN LLC by causing LIN LLC to enter into the Merger, which plaintiffs allege will provide disparate consideration to HMC. The complaint seeks, among other things, declaratory and injunctive relief enjoining the Merger.
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
On October 3, 2014, LIN LLC received an appraisal rights notice from Cede & Co., the nominee of The Depository Trust Company, and purported holder of 44,585 LIN LLC common shares.  Pursuant to the Merger Agreement and limited liability company agreement of LIN LLC, holders of LIN LLC common shares are entitled to demand appraisal and shall be entitled to payment from LIN LLC, after consummation of the Merger, of the fair value of the holder’s dissenting shares; provided, that the holder of such shares takes all required actions under applicable law to properly demand appraisal.  The outcome of this appraisal notice cannot be predicted with any certainty at this time.

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

Condensed Consolidating Balance Sheet
As of September 30, 2014
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,138	$19,066	$1,150	$1,028	$—	$23,382
Marketable securities	—	174	—	—	—	174
Accounts receivable, net	—	79,511	43,208	22,651	—	145,370
Deferred income tax assets	—	3,492	1,864	40	—	5,396
Other current assets	—	14,963	2,518	1,615	—	19,096
Total current assets	2,138	117,206	48,740	25,334	—	193,418
Property and equipment, net	—	173,197	38,630	2,551	—	214,378
Deferred financing costs	—	14,002	—	73	—	14,075
Goodwill	—	154,079	30,328	11,014	—	195,421
Broadcast licenses	—	—	448,361	42,701	—	491,062
Other intangible assets, net	—	22,083	14,389	8,258	—	44,730
Advances to consolidated subsidiaries	1,998	8,606	932,266	—	(942,870)	—
Investment in consolidated subsidiaries	91,281	1,470,786	—	—	(1,562,067)	—
Other assets	—	52,569	3,051	951	(44,444)	12,127
Total assets	$95,417	$2,012,528	$1,515,765	$90,882	$(2,549,381)	$1,165,211

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$19,137	$—	$1,246	$—	$20,383
Accounts payable	—	5,473	7,157	2,855	—	15,485
Income taxes payable	—	15	243	—	—	258
Accrued expenses	—	50,389	10,501	3,307	—	64,197
Program obligations	—	5,334	1,108	986	—	7,428
Total current liabilities	—	80,348	19,009	8,394	—	107,751
Long-term debt, excluding current portion	—	869,759	—	2,172	—	871,931
Deferred income tax liabilities	—	13,844	36,209	659	—	50,712
Program obligations	—	1,815	126	1,000	—	2,941
Intercompany liabilities	—	934,264	—	8,606	(942,870)	—
Other liabilities	—	21,217	77	44,444	(44,444)	21,294
Total liabilities	—	1,921,247	55,421	65,275	(987,314)	1,054,629

Redeemable noncontrolling interest	—	—	—	15,165	—	15,165
						—
Total shareholders’ equity (deficit)	95,417	91,281	1,460,344	10,442	(1,562,067)	95,417

Total liabilities, redeemable noncontrolling interest and shareholders’ equity (deficit)	$95,417	$2,012,528	$1,515,765	$90,882	$(2,549,381)	$1,165,211

Condensed Consolidating Balance Sheet
As of December 31, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$10,313	$3	$2,209	$—	$12,525
Accounts receivable, net	—	88,905	39,416	16,988	—	145,309
Deferred income tax assets	—	5,818	1,080	—	—	6,898
Other current assets	—	12,264	1,049	1,888	—	15,201
Total current assets	—	117,300	41,548	21,085	—	179,933
Property and equipment, net	—	180,480	35,752	4,846	—	221,078
Deferred financing costs	—	16,357	—	91	—	16,448
Goodwill	—	169,492	18,518	15,518	—	203,528
Broadcast licenses	—	—	493,814	42,701	—	536,515
Other intangible assets, net	—	31,303	1,840	13,906	—	47,049
Advances to consolidated subsidiaries	1,900	7,764	968,728	—	(978,392)	—
Investment in consolidated subsidiaries	87,227	1,534,600	—	—	(1,621,827)	—
Other assets	—	52,778	2,688	1,276	(44,443)	12,299
Total assets	$89,127	$2,110,074	$1,562,888	$99,423	$(2,644,662)	$1,216,850

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$16,112	$—	$1,252	$—	$17,364
Accounts payable	—	4,185	5,339	4,478	—	14,002
Income taxes payable	—	749	671	—	—	1,420
Accrued expenses	—	42,570	6,254	2,872	—	51,696
Program obligations	—	4,711	1,013	1,303	—	7,027
Total current liabilities	—	68,327	13,277	9,905	—	91,509
Long-term debt, excluding current portion	—	924,223	—	3,105	—	927,328
Deferred income tax liabilities	—	30,013	33,824	849	—	64,686
Program obligations	—	2,505	217	1,424	—	4,146
Intercompany liabilities	—	970,628	—	7,764	(978,392)	—
Other liabilities	—	27,151	58	44,443	(44,443)	27,209
Total liabilities	—	2,022,847	47,376	67,490	(1,022,835)	1,114,878

Redeemable noncontrolling interest	—	—	—	12,845	—	12,845

Total shareholders’ equity (deficit)	89,127	87,227	1,515,512	19,088	(1,621,827)	89,127

Total liabilities, redeemable noncontrolling interest and shareholders’ equity (deficit)	$89,127	$2,110,074	$1,562,888	$99,423	$(2,644,662)	$1,216,850

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2014
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net revenues	$—	$118,815	$60,190	$19,197	$(6,139)	$192,063

Operating expenses:
Direct operating	—	40,855	26,034	12,346	(3,206)	76,029
Selling, general and administrative	—	28,321	12,740	3,411	(166)	44,306
Amortization of program rights	—	5,194	1,432	346	—	6,972
Corporate	352	7,583	50	544	(8)	8,521
Depreciation	—	8,957	1,685	250	—	10,892
Amortization of intangible assets	—	2,091	931	766	—	3,788
Impairment of broadcast licenses and goodwill	—	15,414	45,453	—	—	60,867
Restructuring charge	—	846	238	—	—	1,084
Loss (gain) from asset dispositions	—	43	(2)	1	—	42
Operating (loss) income	(352)	9,511	(28,371)	1,533	(2,759)	(20,438)

Other (income) expense:
Interest expense, net	—	14,163	(1)	47	—	14,209
Intercompany fees and expenses	(272)	7,478	(7,606)	150	250	—
Other, net	—	(37)	(731)	—	—	(768)
Total other (income) expense, net	(272)	21,604	(8,338)	197	250	13,441

(Loss) income before (benefit from) provision for income taxes	(80)	(12,093)	(20,033)	1,336	(3,009)	(33,879)
(Benefit from) provision for income taxes	—	(204)	(8,013)	221	—	(7,996)
Net (loss) income	(80)	(11,889)	(12,020)	1,115	(3,009)	(25,883)
Equity in (loss) income from operations of consolidated subsidiaries	(26,320)	(14,181)	—	—	40,501	—
Net (loss) income	(26,400)	(26,070)	(12,020)	1,115	37,492	(25,883)
Net income attributable to noncontrolling interests	—	—	—	517	—	517
Net (loss) income attributable to LIN Media LLC	$(26,400)	$(26,070)	$(12,020)	$598	$37,492	$(26,400)

Condensed Consolidating Statement of Comprehensive Loss
For the Three Months Ended September 30, 2014
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net (loss) income	$(26,400)	$(26,070)	$(12,020)	$1,115	$37,492	$(25,883)
Amortization of pension net losses, net of tax of $113	172	172	—	—	(172)	172
Comprehensive (loss) income	(26,228)	(25,898)	(12,020)	1,115	37,320	(25,711)
Comprehensive income attributable to noncontrolling interest	—	—	—	517	—	517
Comprehensive (loss) income attributable to LIN Media LLC	$(26,228)	$(25,898)	$(12,020)	$598	$37,320	$(26,228)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2014
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net revenues	$—	$338,293	$172,454	$54,597	$(18,275)	$547,069

Operating expenses:
Direct operating	—	119,514	76,002	34,757	(9,323)	220,950
Selling, general and administrative	—	85,825	38,582	13,821	(674)	137,554
Amortization of program rights	—	14,919	4,236	1,198	—	20,353
Corporate	1,056	27,992	134	544	(8)	29,718
Depreciation	—	26,780	4,999	886	—	32,665
Amortization of intangible assets	—	9,220	2,409	3,436	—	15,065
Impairment of broadcast licenses and goodwill	—	15,414	45,453	—	—	60,867
Restructuring charge	—	846	238	—	—	1,084
Loss (gain) from asset dispositions	—	19	133	(11)	—	141
Operating (loss) income	(1,056)	37,764	268	(34)	(8,270)	28,672

Other (income) expense:
Interest expense, net	—	42,431	(1)	138	—	42,568
Share of loss in equity investments		100	—	—	—	100
Intercompany fees and expenses	(813)	22,794	(23,155)	424	750	—
Other, net	—	(131)	(720)	—	—	(851)
Total other (income) expense, net	(813)	65,194	(23,876)	562	750	41,817

(Loss) income before (benefit from) provision for income taxes	(243)	(27,430)	24,144	(596)	(9,020)	(13,145)
(Benefit from) provision for income taxes	—	(8,614)	9,658	(231)	—	813
Net (loss) income	(243)	(18,816)	14,486	(365)	(9,020)	(13,958)
Equity in (loss) income from operations of consolidated subsidiaries	(13,173)	6,393	—	—	6,780	—
Net (loss) income	(13,416)	(12,423)	14,486	(365)	(2,240)	(13,958)
Net income (loss) attributable to noncontrolling interests	—	—	—	(542)	—	(542)
Net (loss) income attributable to LIN Media LLC	$(13,416)	$(12,423)	$14,486	$177	$(2,240)	$(13,416)

Condensed Consolidating Statement of Comprehensive Loss
For the Nine Months Ended September 30, 2014
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net (loss) income	$(13,416)	$(12,423)	$14,486	$(365)	$(2,240)	$(13,958)
Amortization of pension net losses, net of tax of $338	517	517	—	—	(517)	517
Comprehensive (loss) income	(12,899)	(11,906)	14,486	(365)	(2,757)	(13,441)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	—	(542)	—	(542)
Comprehensive (loss) income attributable to LIN Media LLC	$(12,899)	$(11,906)	$14,486	$177	$(2,757)	$(12,899)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net revenues	$—	$106,982	$45,335	$14,458	$(3,665)	$163,110

Operating expenses:
Direct operating	—	37,105	17,973	9,532	(2,106)	62,504
Selling, general and administrative	—	27,223	10,785	3,351	(40)	41,319
Amortization of program rights	—	5,695	1,382	528	—	7,605
Corporate	277	10,405	—	—	—	10,682
Depreciation	—	9,285	1,788	356	—	11,429
Amortization of intangible assets	—	4,430	234	1,222	—	5,886
Restructuring charge	—	468	—	—	—	468
Gain from asset dispositions	—	(8)	(1)	—	—	(9)
Operating (loss) income	(277)	12,379	13,174	(531)	(1,519)	23,226

Other expense (income):
Interest expense, net	—	14,146	—	(67)	(103)	13,976
Intercompany fees and expenses	—	7,891	(8,102)	211	—	—
Other, net	—	2,053	1	1	—	2,055
Total other expense (income), net	—	24,090	(8,101)	145	(103)	16,031

(Loss) income before (benefit from) provision for income taxes	(277)	(11,711)	21,275	(676)	(1,416)	7,195
(Benefit from) provision for income taxes	—	(147,671)	8,510	(152)	—	(139,313)
Net (loss) income	(277)	135,960	12,765	(524)	(1,416)	146,508
Equity in income (loss) from operations of consolidated subsidiaries	147,215	11,255	—	—	(158,470)	—
Net income (loss)	146,938	147,215	12,765	(524)	(159,886)	146,508
Net loss attributable to noncontrolling interests	—	—	—	(430)	—	(430)
Net income (loss) attributable to LIN Media LLC	$146,938	$147,215	$12,765	$(94)	$(159,886)	$146,938

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net income (loss)	$146,938	$147,215	$12,765	$(524)	$(159,886)	$146,508
Amortization of pension net losses, net of tax of $169	259	259	—	—	(259)	259
Comprehensive income (loss)	147,197	147,474	12,765	(524)	(160,145)	146,767
Comprehensive loss attributable to noncontrolling interest	—	—	—	(430)	—	(430)
Comprehensive income (loss) attributable to LIN Media LLC	$147,197	$147,474	$12,765	$(94)	$(160,145)	$147,197

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net revenues	$—	$311,221	$130,972	$35,841	$(9,586)	$468,448

Operating expenses:
Direct operating	—	108,313	54,886	22,825	(5,329)	180,695
Selling, general and administrative	—	80,611	30,008	8,341	(303)	118,657
Amortization of program rights	—	16,709	4,281	1,552	—	22,542
Corporate	277	29,770	—	—	—	30,047
Depreciation	—	27,954	5,420	1,013	—	34,387
Amortization of intangible assets	—	13,334	701	3,003	—	17,038
Restructuring charge	—	2,991	—	—	—	2,991
Loss (gain) from asset dispositions	—	193	(20)	—	—	173
Operating (loss) income	(277)	31,346	35,696	(893)	(3,954)	61,918

Other expense (income):
Interest expense, net	—	42,124	—	151	—	42,275
Share of loss in equity investments	—	25	—	—	—	25
Intercompany fees and expenses	—	24,491	(24,702)	211	—	—
Other, net	—	2,113	1	1	—	2,115
Total other expense (income), net	—	68,753	(24,701)	363	—	44,415

(Loss) income before (benefit from) provision for income taxes	(277)	(37,407)	60,397	(1,256)	(3,954)	17,503
(Benefit from) provision for income taxes	—	(158,607)	24,159	(706)	—	(135,154)
Net (loss) income	(277)	121,200	36,238	(550)	(3,954)	152,657
Equity in income (loss) from operations of consolidated subsidiaries	153,834	32,634	—	—	(186,468)	—
Net income (loss)	153,557	153,834	36,238	(550)	(190,422)	152,657
Net loss attributable to noncontrolling interests	—	—	—	(900)	—	(900)
Net income (loss) attributable to LIN Media LLC	$153,557	$153,834	$36,238	$350	$(190,422)	$153,557

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net income (loss)	$153,557	$153,834	$36,238	$(550)	$(190,422)	$152,657
Amortization of pension net losses, net of tax of $507	777	777	—	—	(777)	777
Comprehensive income (loss)	154,334	154,611	36,238	(550)	(191,199)	153,434
Comprehensive loss attributable to noncontrolling interest	—	—	—	(900)	—	(900)
Comprehensive income (loss) attributable to LIN Media LLC	$154,334	$154,611	$36,238	$350	$(191,199)	$154,334

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2014
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(342)	$86,790	$27,913	$(3,228)	$(750)	$110,383

INVESTING ACTIVITIES:
Capital expenditures	—	(12,113)	(3,610)	(1,343)	—	(17,066)
Acquisition of broadcast towers	—	(7,257)	—	—	—	(7,257)
Payments for business combinations, net of cash acquired	—	(24,825)	—	—	—	(24,825)
Proceeds from the sale of assets	—	112	2	—	—	114
Contributions to equity investments	—	(100)	—	—	—	(100)
Marketable securities	—	(174)	—	—	—	(174)
Receipt of dividend	—	58,508	—	—	(58,508)	—
Advances on intercompany borrowings	—	(4,329)	—	—	4,329	—
Payments from intercompany borrowings	—	—	35,350	—	(35,350)	—
Net cash provided by (used in) investing activities	—	9,822	31,742	(1,343)	(89,529)	(49,308)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director share-based compensation	2,480	—	—	—	—	2,480
Proceeds from borrowings on long-term debt	—	45,000	—	—	—	45,000
Principal payments on long-term debt	—	(96,759)	—	(939)	—	(97,698)
Payment of dividend	—	(750)	(58,508)	—	59,258	—
Proceeds from intercompany borrowings	—	—	—	4,329	(4,329)	—
Payments on intercompany borrowings	—	(35,350)	—	—	35,350	—
Net cash provided by (used in)financing activities	2,480	(87,859)	(58,508)	3,390	90,279	(50,218)

Net increase (decrease) in cash and cash equivalents	2,138	8,753	1,147	(1,181)	—	10,857
Cash and cash equivalents at the beginning of the period	—	10,313	3	2,209	—	12,525
Cash and cash equivalents at the end of the period	$2,138	$19,066	$1,150	$1,028	$—	$23,382

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$1,801	$76,031	$41,463	$(282)	$(60,508)	$58,505

INVESTING ACTIVITIES:
Capital expenditures	—	(17,094)	(2,372)	(2,205)	—	(21,671)
Payments for business combinations, net of cash acquired	—	(10,082)	—	—	—	(10,082)
Proceeds from the sale of assets	—	56	20	—	—	76
Capital contributions to joint venture with NBCUniversal	—	—	(100,000)	—	—	(100,000)
Advances on intercompany borrowings	—	(4,400)	—	—	4,400	—
Payments from intercompany borrowings	—	15,009	133,835	—	(148,844)	—
Net cash (used in) provided by investing activities	—	(16,511)	31,483	(2,205)	(144,444)	(131,677)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director share-based compensation	199	1,251	—	—	—	1,450
Tax benefit from exercises of share options	—	2,180	—	—	—	2,180
Proceeds from borrowings on long-term debt	—	101,000	—	—	—	101,000
Principal payments on long-term debt	—	(48,385)	—	(1,009)	—	(49,394)
Payment of long-term debt issue costs	—	(654)	—	—	—	(654)
Payment of dividend	—	(2,000)	(58,508)	—	60,508	—
Proceeds from intercompany borrowings	—	—	—	4,400	(4,400)	—
Payments on intercompany borrowings	—	(133,835)	(15,009)	—	148,844	—
Net cash (used in) provided by financing activities	199	(80,443)	(73,517)	3,391	204,952	54,582

Net (decrease) increase in cash and cash equivalents	2,000	(20,923)	(571)	904	—	(18,590)
Cash and cash equivalents at the beginning of the period	—	44,625	573	1,109	—	46,307
Cash and cash equivalents at the end of the period	$2,000	$23,702	$2	$2,013	$—	$27,717

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

On July 24, 2014, we filed a joint proxy statement/prospectus with the Securities and Exchange Commission ("SEC") which was mailed to the shareholders of LIN LLC in connection with a special meeting of the shareholders of LIN LLC to be held on August 20, 2014 for the purpose of voting on the proposal to adopt the Agreement and Plan of Merger, dated March 21, 2014, with Media General, Inc., a Virginia corporation ("Media General"), Mercury New Holdco, Inc., a Virginia corporation (“New Holdco”), Mercury Merger Sub 1, Inc., a Virginia corporation and a direct, wholly-owned subsidiary of New Holdco (“Merger Sub 1”), Mercury Merger Sub 2, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of New Holdco (“Merger Sub 2”) (the “Merger Agreement”).

On August 20, 2014, we amended the terms of the Merger Agreement (as amended, the "Merger Agreement") following the announcement of CBS Affiliation Relations, a unit of CBS Corporation ("CBS") that it would not renew its network affiliation agreement related to our WISH-TV television station located in Indianapolis, Indiana upon the expiration of that agreement on December 31, 2014. As a result, the special meeting of the shareholders of LIN LLC was convened on August 20, 2014 and then adjourned before conducting any business. On September 15, 2014, we filed a supplement and an updated joint proxy statement/prospectus with the SEC which was mailed to the shareholders of LIN LLC in connection with the special meeting of the shareholders of LIN LLC and which included a copy of the Merger Agreement. The meeting was held on October 6, 2014 and resulted in the adoption of the Merger Agreement and the approval of the Merger by the LIN LLC and Media General shareholders.

On August 20, 2014, we entered into an Asset Purchase Agreement for the sale of television stations WLUK-TV and WCWF-TV, Green Bay-Appleton, Wisconsin, by and among New Holdco and LIN Television, on the one hand, and Harrisburg Television, Inc. on the other hand, dated as of August 20, 2014; an Asset Purchase Agreement for the sale of television station WJCL-TV, Savannah, Georgia, by and among Media General, New Holdco, LIN Television and LIN License Company, LLC on the one hand, and WJCL Hearst Television LLC and Hearst Television Inc. on the other hand, dated as of August 20, 2014; an Asset Purchase Agreement for the sale of certain assets relating to television station WTGS-TV, Hardeeville, South Carolina (Savannah, Georgia Market), by and among New Holdco and LIN Television, on the one hand, and Sinclair Communications, LLC on the other hand, dated as of August 20, 2014 (collectively, the “LIN Divestiture Agreements”), to divest certain of our television stations for approximately $70 million, $4.5 million and $17.5 million in cash, respectively, in order to address regulatory considerations related to the transactions contemplated by the Merger Agreement (the "Merger"). In addition, New Holdco, Media General and Meredith Corporation entered into an Asset Purchase Agreement for the sale of WALA-TV,

Mobile, Alabama, dated August 20, 2014 (together with the LIN Divestiture Agreements, the “Divestiture Agreements”), in order to address regulatory considerations related to the Merger.

The Divestiture Agreements each contain representations, warranties, covenants and are conditioned on the closing of the Merger pursuant to the Merger Agreement, in addition to, customary closing conditions for transactions of this type, including, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and receipt from the Federal Communications Commission ("FCC") of consent to the transfer of control of broadcast licensee subsidiaries of Media General and LIN Media in connection with the transactions contemplated by each Divestiture Agreement.

Upon the closing of the Merger and these divestitures , LIN LLC will become a wholly-owned subsidiary of New Holdco and Media General will become a wholly-owned subsidiary of LIN LLC ("New Media General"). The combined company will own and operate or service 71 stations across 48 markets, reaching 27.6 million or approximately 23% of U.S. television households. The Merger is currently expected to close during the fourth quarter of 2014.

During the three and nine months ended September 30, 2014, net revenues increased $29 million and $78.6 million compared to the same periods in 2013, primarily driven by an increase in our local revenues.  During the three and nine months ended September 30, 2014, local revenues, which include net local advertising sales, retransmission consent fees and television station website revenues, increased $6.4 million and $25.4 million, respectively, compared to the same periods last year. In addition, political advertising sales increased $12.9 million and $16.8 million, respectively, during the three and nine months ended September 30, 2014 compared to the same periods last year. Also contributing to the increase in net revenues during the three and nine months ended September 30, 2014 was an increase in digital revenues of $12.8 million and $40.6 million, respectively, compared to the same periods in the prior year.
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
As of January 1, 2014, we have two reportable segments, “Broadcast” and “Digital” that are disclosed separately from our corporate activities. Our Broadcast segment includes 43 television stations and seven digital channels that are either owned, operated or serviced by us in 23 U.S. markets, all of which are engaged principally in the sale of television advertising and digital advertising primarily related to our television station companion websites, and our Digital segment includes the operating results of the following digital companies: LIN Digital, LIN Mobile, HYFN, Dedicated Media, and Federated Media. Corporate and unallocated expenses primarily include our costs to operate as a public company and to operate our corporate locations. Corporate is not a reportable segment. We have retrospectively recast prior period disclosures to reflect this change in our reportable segments. See Note 5 — “Segment Reporting” to our consolidated financial statements for further discussion.

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

Due to the nonrenewal of the CBS network affiliation agreement at WISH-TV, we performed an interim impairment test of the broadcast licenses and goodwill in our Indianapolis market as of September 30, 2014 and as a result, recorded an impairment charge of $60.9 million to the carrying value of the broadcast licenses and goodwill in that market during the third quarter 2014.

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

Valuation of long-lived intangible assets

During the third quarter of 2014, we reorganized our digital operations and certain operating assets of Nami Media, Inc. (“Nami Media”) were transferred to LIN Digital.  As a result of the reorganization of our reporting units, we performed an interim goodwill impairment test of LIN Digital as of August 31, 2014.

Below is a table showing the amount by which the fair value of the LIN Digital reporting unit exceeded its carrying value as of August 31, 2014 (in thousands):

	Goodwill Balance as of September 30, 2014	Reporting Unit Fair Value	Reporting Unit Carrying Value	Percent Above Carrying Value
LIN Digital	$7,276	$43,830	$25,447	72%

LIN Digital passed the first step of the impairment test by a 72% margin, or $18.4 million. While we believe our assumptions regarding estimated future cash flows of our reporting units are reasonable, actual results may differ from our projections.

On August 11, 2014, CBS announced that it would not renew its network affiliation agreement related to WISH-TV in Indianapolis, Indiana when that agreement expires on December 31, 2014.  This announcement prompted us to perform an interim impairment test of the broadcast licenses and goodwill associated with our Indianapolis market as of September 30, 2014.

We used the income approach to test our asset group and reporting unit for impairment as of September 30, 2014 and as a result, recorded an impairment charge in our Broadcast segment of $60.9 million during the third quarter 2014, resulting in a remaining balance of zero goodwill and $15.8 million attributable to our broadcast licenses in our Indianapolis market.

There were no events at any of our other reporting units during the nine months ended September 30, 2014 and September 30, 2013 that warranted an interim impairment test of our indefinite-lived intangible assets, including goodwill.

Consolidated Results of Operations

Set forth below are key components that contributed to our consolidated operating results (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Broadcast revenues:
Local revenues	$111,922	$105,541	$6,381	6%	$337,374	$312,017	$25,357	8%
National advertising sales	29,528	32,845	(3,317)	(10)%	90,486	94,913	(4,427)	(5)%
Political advertising sales	15,518	2,639	12,879	488%	21,473	4,656	16,817	361%
Other revenues	2,765	2,569	196	8%	7,696	7,468	228	3%
Total Broadcast revenues	159,733	143,594	16,139	11%	457,029	419,054	37,975	9%
Digital revenues	32,330	19,516	12,814	66%	90,040	49,394	40,646	82%
Consolidated net revenues	192,063	163,110	28,953	18%	547,069	468,448	78,621	17%

Direct operating	76,029	62,504	13,525	22%	220,950	180,695	40,255	22%
Selling, general and administrative	44,306	41,319	2,987	7%	137,554	118,657	18,897	16%
Amortization of program rights	6,972	7,605	(633)	(8)%	20,353	22,542	(2,189)	(10)%
Corporate	8,521	10,682	(2,161)	(20)%	29,718	30,047	(329)	(1)%
Depreciation	10,892	11,429	(537)	(5)%	32,665	34,387	(1,722)	(5)%
Amortization of intangible assets	3,788	5,886	(2,098)	(36)%	15,065	17,038	(1,973)	(12)%
Impairment of intangible assets	60,867	—	60,867	100%	60,867	—	60,867	100%
Restructuring	1,084	468	616	132%	1,084	2,991	(1,907)	(64)%
Loss (gain) from asset dispositions	42	(9)	51	(567)%	141	173	(32)	(18)%
Total operating expenses	212,501	139,884	72,617	52%	518,397	406,530	111,867	28%
Operating (loss) income	$(20,438)	$23,226	$(43,664)	(188)%	$28,672	$61,918	$(33,246)	(54)%

Period Comparison

Revenues

Broadcast Revenues consist of local revenues (which include net local advertising sales, retransmission consent fees and television station website revenues), net national advertising sales, and political advertising sales as well as other revenues, which include barter revenues, production revenues, tower rental income and station copyright royalties.

During the three and nine months ended September 30, 2014, broadcast revenues increased $16.1 million and $38 million, or 11% and 9%, compared to the same periods in the prior year. The increase in both periods was primarily due to an increase in local revenues of $6.4 million and $25.4 million, or 6% and 8%, for the three and nine months ended September 30, 2014, respectively, driven by an increase in our retransmission consent fee revenues as a result of contractual rate increases and renewals. Broadcast revenues also increased as a result of increases of $12.9 million and $16.8 million in political advertising sales for the three and nine months ended September 30, 2014, respectively.

The automotive category represented 27% and 26% of local and national advertising sales during the three and nine months ended September 30, 2014, respectively, compared to 27% and 26% of local and national advertising sales during the three and nine months ended September 30, 2013, respectively.

Digital Revenues consist of revenues generated by the following digital companies: LIN Digital, LIN Mobile, HYFN, Dedicated Media and Federated Media. During the three months ended September 30, 2014, digital revenues increased by $12.8 million, or 66% compared to the same period in the prior year primarily as a result of the acquisition of Federated Media in February 2014. During the nine months ended September 30, 2014, digital revenues increased by $40.6 million, or 82%, compared to the same period in the prior year primarily as a result of the acquisition of the majority interests in Dedicated Media and HYFN in April 2013 as well as the acquisition of Federated Media. Excluding the impact of Dedicated Media, HYFN and Federated Media, digital revenues decreased $0.2 million, or 1%, and increased $5.1 million, or 15% during the three and nine months ended September 30, 2014, respectively, primarily due to growth in the volume of advertising delivered through our network.

Operating Expenses

Consolidated operating expenses increased $72.6 million and $111.9 million, or 52% and 28%, during the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. Excluding the impact of our recent digital acquisitions, operating expenses increased $60.8 million and $75.6 million, or 46% and 19%, during the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. The total increase was primarily due to the non-cash impairment charge of $60.9 million recorded during the three and nine months ended September 30, 2014 as well as an increase in direct operating and selling general and administrative expenses, which are described in more detail below.

Broadcast Segment

The following table presents the operating expenses for our Broadcast segment for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Direct operating	$53,914	$49,155	$4,759	10%	$157,664	$144,471	$13,193	9%
Selling, general and administrative	36,117	35,646	471	1%	109,629	107,960	1,669	2%
Amortization of program rights	6,972	7,605	(633)	(8)%	20,353	22,542	(2,189)	(10)%
Depreciation	9,998	10,980	(982)	(9)%	30,110	33,131	(3,021)	(9)%
Amortization of intangible assets	2,178	4,958	(2,780)	(56)%	10,420	14,917	(4,497)	(30)%
Impairment of broadcast license	60,867	—	60,867	100%	60,867	—	60,867	100%
Restructuring charge	743	—	743	100%	743	—	743	100%
Loss from asset dispositions	42	16	26	163%	192	102	90	88%
Total operating expenses	$170,831	$108,360	$62,471	58%	$389,978	$323,123	$66,855	21%

Direct operating expenses in our Broadcast segment increased $4.8 million and $13.2 million, or 10% and 9%, during the three and nine months ended September 30, 2014, respectively, compared to the same periods last year. The increase in both periods was primarily a result of an increase in fees pursuant to network affiliation agreements and growth in employee compensation expense.

Selling, general and administrative expenses in our Broadcast segment increased $0.5 million and $1.7 million, or 1% and 2% during the three and nine months ended September 30, 2014, respectively, compared to the same periods last year. The increase in both periods was primarily a result of an increase in employee compensation expense due to additional headcount and merit increases as well as an increase in health insurance costs.

Amortization of program rights in our Broadcast segment decreased $0.6 million and $2.2 million, or 8% and 10% during the three and nine months ended September 30, 2014 as compared to the same periods in the prior year primarily due to a reduction in cash payments to syndicators for programming.

Depreciation expense in our Broadcast segment decreased $1 million and $3 million, or 9% during the three and nine months ended September 30, 2014 as compared to the same periods in the prior year primarily due to an increase in fully depreciated fixed assets as of September 30, 2014.

Amortization of intangible assets in our Broadcast segment decreased $2.8 million and $4.5 million, or 56% and 30%, during the three and nine months ended September 30, 2014 as compared to the same periods in the prior year primarily as a result of an increase in the number of fully amortized intangible assets as of September 30, 2014.

Impairment of broadcast license in our Broadcast segment reflects a non-cash impairment charge of $60.9 million recorded during the three and nine months ended September 30, 2014 as a result of an impairment of the carrying value of our broadcast licenses and goodwill in our Indianapolis market due to a notice received from CBS that it will not renew the network affiliation agreement for WISH-TV in Indianapolis, Indiana when that agreement expires on December 31, 2014.

Digital Segment

The following table presents the operating expenses for our Digital segment for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Direct operating	$21,983	$13,225	$8,758	66%	$62,962	$35,909	$27,053	75%
Selling, general and administrative	7,346	5,076	2,270	45%	24,428	10,350	14,078	136%
Depreciation	317	277	40	14%	1,038	761	277	36%
Amortization of intangible assets	1,610	929	681	73%	4,645	2,122	2,523	119%
Restructuring charge	272	—	272	100%	272	—	272	100%
(Gain) loss from asset dispositions	—	—	—	—%	(6)	1	(7)	(700)%
Total operating expenses	$31,528	$19,507	$12,021	62%	$93,339	$49,143	$44,196	90%

Direct operating expenses in our Digital segment increased $8.8 million, or 66%, during the three months ended September 30, 2014 as compared to the same period in the prior year primarily as a result of the acquisition of Federated Media in February 2014. Direct operating expenses in our Digital segment increased $27.1 million, or 75%, during the nine months ended September 30, 2014 compared to the same period in the prior year primarily as a result of the acquisition of the majority interests in HYFN and Dedicated Media in April 2013 as well as the acquisition of Federated Media. Excluding the impact of these acquisitions, direct operating expenses increased $6.4 million and $18.7 million or 11% during the three and nine months ended September 30, 2014, respectively, primarily due to growth in cost of sales at our digital companies.

Selling, general and administrative expenses in our Digital segment increased $2.3 million, or 45% during the three months ended September 30, 2014 as compared to the same period in the prior year primarily as a result of the acquisition of Federated Media in February 2014. Selling, general and administrative expenses in our Digital segment increased $14.1 million, or 136%, during the nine months ended September 30, 2014 as compared to the same period in the prior year primarily as a result of the acquisition of the majority interests in HYFN and Dedicated Media in April 2013 as well as the acquisition of Federated Media. Excluding the impact of these acquisitions, selling, general and administrative expenses decreased $0.3 million, or 1% and increased $7.5 million, or 6%, during the three and nine months ended September 30, 2014, respectively, primarily due to growth in employee benefit and compensation expense as a result of additional headcount and merit increases.

Depreciation and amortization expenses in our Digital segment increased $0.7 million and $2.8 million, or 60% and 97% during the three and nine months ended September 30, 2014 primarily as a result of our recent digital acquisitions.

Corporate

Corporate expenses represent corporate executive management, accounting, legal and other costs associated with the centralized management of our stations and digital operations, and these costs decreased $2.2 million and $0.3 million, or 20% and 1% during the three and nine months ended September 30, 2014, respectively. The decrease during both periods was primarily a result of a decrease in professional fees as compared to the same periods in the prior year.

Adjusted EBITDA

The following table is a reconciliation of Adjusted EBITDA to consolidated income before provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)

Segment Adjusted EBITDA:
Broadcast	$63,040	$50,869	$169,290	$142,628
Digital	3,547	1,236	3,209	3,196
Total segment Adjusted EBITDA	66,587	52,105	172,499	145,824
Unallocated corporate Adjusted EBITDA	(6,445)	(5,927)	(19,671)	(15,735)
Total Adjusted EBITDA	60,142	46,178	152,828	130,089
Less:
Depreciation	10,892	11,429	32,665	34,387
Amortization of intangible assets	3,788	5,886	15,065	17,038
Amortization of program rights	6,972	7,605	20,353	22,542
Impairment of broadcast licenses and goodwill	60,867	—	60,867	—
Share-based compensation	1,765	2,238	6,111	6,766
Non-recurring(1)and acquisition-related charges	1,830	3,257	8,314	8,268
Restructuring charge	1,084	468	1,084	2,991
Loss (gain) on sale of assets	42	(9)	141	173
Add:
Cash payments for programming	6,660	7,922	20,444	23,994
Operating (loss) income	(20,438)	23,226	28,672	61,918
Other expense:
Interest expense, net	14,209	13,976	42,568	42,275
Share of loss in equity investments	—	—	100	25
Other (income) expense, net	(768)	2,055	(851)	2,115
Total other expense, net	13,441	16,031	41,817	44,415
Consolidated (loss) income before provision for income taxes	$(33,879)	$7,195	$(13,145)	$17,503

____________________________________________
(1) Non-recurring charges for the three and nine months ended September 30, 2014 primarily consist of expenses related to the Merger and non-recurring charges for the three and nine months ended September 30, 2013 primarily consist of expenses related to the 2013 LIN LLC Merger.

Broadcast Segment

Adjusted EBITDA in our Broadcast segment increased $12.2 million and $26.7 million during the three and nine months ended September 30, 2014 as compared to the same periods in the prior year, primarily as a result of an increase in revenue of $16.1 million and $38 million, partially offset by an increase in direct operating and selling, general and administrative expenses of $5.2 million and $14.9 million for the three and nine months ended September 30, 2014, respectively. Also contributing to the increase was a decrease in cash payments for programming of $1.3 million and $3.6 million during the three and nine months ended September 30, 2014, respectively.

Digital Segment

Adjusted EBITDA in our Digital segment increased $2.3 million for the three months ended September 30, 2014 compared to the same period in the prior year and remained consistent with Adjusted EBITDA for the nine months ended September 30, 2014. The increase in Adjusted EBITDA during the three months ended September 30, 2014 was primarily due to an increase in revenue of $12.8 million offset by an increase in direct operating and selling, general and administrative expenses of $11 million.

Other Expense

The following summarizes the components of other expense, net (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Components of other expense, net:
Interest expense, net	$14,209	$13,976	$42,568	$42,275
Share of loss in equity investments	—	—	100	25
Other (income) expense, net	(768)	2,055	(851)	2,115
Total other expense, net	$13,441	$16,031	$41,817	$44,415

Other expense, net decreased $2.6 million, or 16% and 6%, during the three and nine months ended September 30, 2014, respectively, compared to the same periods last year. The decrease was primarily due to income recognized on investments during the third quarter of 2014 compared to a non-recurring impairment loss recognized during the third quarter of 2013 related to a minority interest that we held in a website platform service provider.

Interest Expense

The following summarizes the components of interest expense, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Components of interest expense:
Senior secured credit facility	$4,550	$4,724	$14,018	$13,994
8 3/8% Senior Notes	4,347	4,312	12,995	13,005
6 3/8% Senior Notes	4,875	4,686	14,575	14,486
Other interest costs	437	254	980	790
Total interest expense, net	$14,209	$13,976	$42,568	$42,275

Interest expense, net remained relatively consistent, increasing by $0.2 million and $0.3 million, or 2% and 1% during the three and nine months ended September 30, 2014, respectively, compared to the same periods last year.

Income Taxes

Income taxes reflected a benefit from income taxes of $8 million and a provision for income taxes of $0.8 million for the three and nine months ended September 30, 2014, respectively, compared to a benefit from income taxes of $139.3 million and $135.2 million for the three and nine months ended September 30, 2013, respectively.  The benefit from income taxes for the three months ended September 30, 2014 was primarily a result of an $18.4 million discrete tax benefit recognized as a result of the impairment charge recorded during the third quarter of 2014 related to the carrying value of the broadcast licenses and goodwill in our Indianapolis market, whereas, the provision for income taxes for the nine months ended September 30, 2014 was primarily a result of our income from operations before tax. The benefit from income taxes for the three and nine months ended September 30, 2013 was primarily a result of a $124.6 million discrete tax benefit recognized as a result of the 2013 LIN LLC Merger as well as an $18.2 million discrete tax benefit recognized as a result of the reversal of a state valuation allowance during the third quarter of 2013. Our effective income tax rate was (6.2)% and (772.2)% for the nine months ended September 30, 2014 and September 30, 2013, respectively.  The change in the effective income tax rate was primarily a result of the discrete tax benefit recognized during the third quarter 2013 as a result of the 2013 LIN LLC Merger and the reversal of a state valuation allowance during the third quarter of 2013. We expect our effective income tax rate to range between 40% and 42% during the remainder of 2014.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior secured credit facility.  As of September 30, 2014 we had unrestricted cash and cash equivalents of $23.4 million, and a $75 million revolving credit facility, $75 million of which was available, subject to certain covenant restrictions.  Our total outstanding debt as of September 30, 2014 was $892.3 million.

Our operating plan for the next 12 months anticipates that we generate cash from operations, utilize available borrowings, and make certain repayments of indebtedness, including mandatory repayments of term loans and incremental term loans under our senior secured credit facility. Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) that we generate from our operations.  As of September 30, 2014, we were in compliance with all financial and nonfinancial covenants under our senior secured credit facility.

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

Our liquidity position during 2014 has been, and over the next 12 months and beyond will primarily be affected by, but is not limited to, the following:

•
Continued growth in local and digital revenues.  Our local revenues increased 6% and 8% during the three and nine months ended September 30, 2014 compared to the prior year.  Additionally, during the three and nine months ended September 30, 2014, our digital revenues increased 66% and 82% as compared to the same periods in the prior year.  Excluding the impact of HYFN, Dedicated Media, and Federated Media, our digital revenues decreased 1% and increased 15% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year.  We expect further growth in our local and digital revenues, however, there can be no assurance that this will occur.

•
Cyclical fluctuations.  We experience significant fluctuations in our political advertising revenues since advertising revenues are generally higher in even-numbered years due to additional revenues associated with political advertising related to local and national elections.  During the three and nine months ended September 30, 2014, our net political advertising sales were $15.5 million and $21.5 million, respectively, compared to $2.6 million and $4.7 million for the three and nine months ended September 30, 2013, respectively.  We anticipate increased advertising revenues during the remainder of 2014 as a result of these cyclical fluctuations.

•
Employee benefit contributions.  Our employee benefit plan contributions include contributions to our pension plan and the 401(k) Plan. Volatility in the debt and equity markets impacts the fair value of our pension plan assets and liabilities and ultimately the cash funding requirements of our pension plan. We expect to contribute $1 million to our 401(k) Plan during the remainder of 2014.

•
Payments related to capital expenditures.  During the three and nine months ended September 30, 2014, we incurred capital expenditures of $5.6 million and $17.1 million, respectively. We expect to make cash payments of approximately $3.6 million - $5.6 million related to capital expenditures during the remainder of 2014, primarily as a result of improvements in news gathering and production at our television stations and software development costs at our digital companies.

•	Payments related to the acquisition of broadcast assets. During the nine months ended September 30, 2014, we incurred $7.3 million related to the acquisition of broadcast towers in Savannah, GA.

•
Acquisition of Federated Media.  On February 3, 2014, LIN Digital Media LLC acquired 100% of the capital stock of Federated Media. The purchase price totaled $22.5 million including an adjustment for working capital delivered at closing and was funded from cash on hand and amounts drawn on our revolving credit facility. For further information see Note 2 — “Acquisitions."

•
Other investments.  In connection with our acquisitions of Dedicated Media and HYFN, we may be required to purchase the remaining outstanding shares of these companies in 2015 and 2016, respectively, and pay amounts to certain employees of Dedicated Media and HYFN pursuant to long-term incentive compensation plans, if certain financial targets as defined in each applicable purchase agreement are met. As of September 30, 2014, we concluded it was probable that Dedicated Media would achieve the minimum levels of gross profit and adjusted EBITDA required to obligate LIN Media to purchase the remaining outstanding shares of Dedicated Media.  Based on management’s current projections of Dedicated Media’s 2014 gross profit and adjusted EBITDA, we estimate the purchase price for the remaining outstanding shares to be approximately $8.6 million. This estimate is subject to change based on Dedicated Media’s actual results in 2014, which will be determined during the first quarter of 2015. Based on our internal projections of the results of operations of HYFN, we estimate that our total obligation will not exceed $35 million in 2016. Our maximum potential obligation under the HYFN and Dedicated Media agreements, including employee incentive compensation payments, is $62.4 million, and $26 million, respectively. For further information see Note 2 — “Acquisitions” included in our 10-K.

•
The Merger. Upon completion of the Merger, LIN LLC will be merged into, and survived by, New Holdco, LIN Television will become a direct, wholly-owned subsidiary of New Media General, and Media General will become a direct, wholly-owned subsidiary of LIN Television.  In connection with the Merger, it is currently expected that substantially all of New Media General's outstanding indebtedness will be repaid or satisfied and discharged at or prior to the closing, other than the $290 million aggregate principal amount of LIN Television’s 6 3/8% Senior Notes due 2021 (the "6 3/8% Senior Notes"), which we currently expect will remain outstanding following the closing of the Merger. Media General has stated that it expects to incur substantial additional indebtedness to, among other things, fund the cash consideration to be paid to LIN LLC shareholders in the Merger and to refinance existing indebtedness, some or all of which may be issued and/or guaranteed by LIN Television.  As a result, the impact of the Merger and the related financing transactions may be to increase overall indebtedness and related interest expense for LIN Television.  For further information about the impact of, and risks associated with, the Merger, see “Risk Factors” in this Current Report on Form 10-Q and in the joint proxy statement/prospectus relating to the Merger. We expect to incur approximately $1.5 - $2.5 million of legal and professional fees associated with the Merger and related financing during the fourth quarter of 2014.  Contingent upon the consummation of the Merger and dependent upon the price of Media General's Class A common stock on the date of consummation, we will incur an advisory fee payable to J.P. Morgan Securities LLC, which we expect will be funded from the proceeds of Media General’s transaction financing. Based on the price of Media General's Class A common stock as of November 7, 2014, this advisory fee is estimated to be approximately $19.7 million, of which $1.5 million has already been paid.

Contractual Obligations

The following table summarizes the estimated future cash payments related to amendments to certain program obligations and operating contracts since December 31, 2013 (in thousands).

	2014	2015-2016	2017-2018	2019 and thereafter	Total
Program payments(1)	$7,118	$47,915	$5,159	$214	$60,406
Operating agreements(2)	12,100	117,067	123,771	104,985	357,923

(1)
We have entered into commitments for future syndicated news, entertainment and sports programming. We have $10.4 million of program obligations outstanding as of September 30, 2014 and unrecorded commitments of $50 million for programming that is not available to air as of September 30, 2014.

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

Summary of Cash Flows

The following presents summarized cash flow information (in thousands):

	Nine Months Ended September 30,
	2014	2013	2014 vs. 2013
Net cash provided by operating activities	$110,383	$58,505	$51,878
Net cash used in investing activities	(49,308)	(131,677)	82,369
Net cash (used in) provided by financing activities	(50,218)	54,582	(104,800)
Net increase (decrease) in cash and cash equivalents	$10,857	$(18,590)	$29,447

Net cash provided by operating activities increased $51.9 million to $110.4 million for the nine months ended September 30, 2014, compared to net cash provided by operating activities of $58.5 million for the nine months ended September 30, 2013.  The increase is primarily attributable to growth in Adjusted EBITDA of $22.7 million, an increase in cash inflows related to working capital of $18.9 million and an increase of $11.3 million in tax benefits associated with employee and director share-based compensation.

Net cash used in investing activities was $49.3 million for the nine months ended September 30, 2014, compared to net cash used in investing activities of $131.7 million for the nine months ended September 30, 2013.  The net cash used in investing activities during the nine months ended September 30, 2014 was primarily comprised of $24.8 million paid for acquisitions (net of cash acquired) as well as $7.3 million paid for the acquisition of broadcast towers and $17.1 million in capital expenditures. The net cash used in investing activities during the nine months ended September 30, 2013 was primarily comprised of the $100 million capital contribution made to Station Venture Holdings in February 2013, $10.1 million paid for acquisitions (net of cash acquired) and $21.7 million in capital expenditures.

Net cash used in financing activities was $50.2 million for the nine months ended September 30, 2014, compared to net cash provided by financing activities of $54.6 million during the nine months ended September 30, 2013.  The cash used in financing activities during the nine months ended September 30, 2014 is primarily comprised of $45 million in proceeds from our revolving line of credit, offset by $97.7 million payments towards our revolving line of credit, term loans and other debt. Net cash provided by financing activities during the nine months ended September 30, 2013 was primarily due to the new $60 million term loan entered into during the nine months ended September 30, 2013 in connection with the JV Sale Transaction (as defined and further described in Note 1 - "Basis of Presentation and Summary of Significant Accounting Policies") .

Description of Indebtedness

LIN LLC guarantees all of LIN Television’s debt.  All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, the 8 3/8% Senior Notes due 2018 (the “8 3/8% Senior Notes”), and the 6 3/8% Senior Notes on a joint-and-several basis.

Debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Senior Secured Credit Facility:
Revolving loans	$—	$5,000
$100,370 and $118,750 Term loans, net of discount of $278 and $345 as September 30, 2014 and December 31, 2013, respectively	100,092	118,405
$286,128 and $314,200 Incremental term loans, net of discount of $1,431 and $1,684 as of September 30, 2014 and December 31, 2013, respectively	284,697	312,516
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	290,000
Capital lease obligations	14,228	14,604
Other debt	3,297	4,167
Total debt	892,314	944,692
Less current portion	20,383	17,364
Total long-term debt	$871,931	$927,328

Total debt	$892,314	$944,692
Cash and cash equivalents	(23,382)	(12,525)
Consolidated net debt(1)	$868,932	$932,167

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

During the three and nine months ended September 30, 2014, we paid $38.6 million and $46.5 million of principal on the term loans and incremental term loans related to mandatory quarterly payments under our senior secured credit facility.

See Note 7 — “Debt” included in Item 15 of our 10-K for a full description of our senior secured credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2014, there has been no significant change in our exposure to market risk from that disclosed in our 10-K. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in our 10-K.

Item 4. Controls and Procedures

a)	Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b)	Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Following the announcement on March 21, 2014 of the execution of the Merger Agreement, three complaints were filed in the Delaware Court of Chancery challenging the proposed acquisition of LIN LLC: Sciabacucchi v. Lin Media LLC, et al. (C.A. No. 9530) (the “Sciabacucchi Action”), International Union of Operating Engineers Local 132 Pension Fund v. Lin Media LLC, et al. (C.A. No.9538) (the “Pension Fund Action”), and Pryor v. Lin Media LLC, et al. (C.A. No. 9577) (the “Pryor Action”). The litigations are putative class actions filed on behalf of the public stockholders of LIN LLC and name as defendants LIN LLC, our directors, Media General, New Holdco, Merger Sub 1 and Merger Sub 2 and HM Capital Partners LLC and several of its alleged affiliates (Hicks, Muse, Tate & Furst Equity Fund III, L.P.; HM3 Coinvestors, L.P.; Hicks, Muse, Tate & Furst Equity Fund IV, L.P.; Hicks, Muse, Tate & Furst Private Equity Fund IV, L.P.; HM4EQ Coinvestors, L.P.; Hicks, Muse & Co. Partners, L.P.; Muse Family Enterprises, Ltd.; and JRM Interim Investors, L.P. (together with HM Capital Partners LLC and individual director defendant John R. Muse, which we collectively refer to as “HMC”)).
On April 18, 2014, the plaintiff in the Pension Fund Action voluntarily dismissed that action without prejudice and, on April 21, 2014, the Court approved the dismissal.
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

The operative complaint generally alleges that the individual defendants breached their fiduciary duties in connection with their consideration and approval of the Merger, that the entity defendants aided and abetted those breaches and that individual director defendant Royal W. Carson III and HMC breached their fiduciary duties as controlling shareholders of LIN LLC by causing LIN LLC to enter into the Merger, which plaintiffs allege will provide disparate consideration to HMC. The complaint seeks, among other things, declaratory and injunctive relief enjoining the Merger.
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
On October 3, 2014, LIN LLC received an appraisal rights notice from Cede & Co., the nominee of The Depository Trust Company, and purported holder of 44,585 LIN LLC common shares.  Pursuant to the Merger Agreement and limited liability company agreement of LIN LLC, holders of LIN LLC common shares are entitled to demand appraisal and shall be entitled to payment from LIN LLC, after consummation of the Merger, of the fair value of the holder’s dissenting shares; provided, that the holder of such shares takes all required actions under applicable law to properly demand appraisal.  The outcome of this appraisal notice cannot be predicted with any certainty at this time.

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

Upon completion of the Merger, each outstanding LIN LLC common share (other than certain excluded shares and shares with respect to which the holders thereof have properly demanded appraisal and have not withdrawn such demand or waived their rights to appraisal) will be converted into the right to receive either the cash consideration or the New Media General share consideration subject to the proration and allocation procedures set forth in the Merger Agreement. The exchange ratio for determining the number of shares of New Media General common stock that LIN LLC shareholders will receive in the Merger is fixed and the New Media General share consideration will not be adjusted for changes in the market price of Media General’s voting common stock or LIN LLC’s Class A common shares. The market value of the New Media General voting common stock that the LIN LLC shareholders will be entitled to receive in the Merger will in part depend on the market value of Media General’s voting common stock immediately before the Merger is completed and could vary significantly from the market value on the date of the announcement of the Merger Agreement, the date that the joint proxy statement/prospectus was mailed to the shareholders, or the date of the LIN LLC and Media General special meetings. The Merger Agreement does not provide for any adjustment to the New Media General share consideration based on fluctuations of the per share price of Media General’s voting common stock or LIN LLC’s Class A common shares. In addition, the market value of the New Media General voting common stock will likely fluctuate after the completion of the Merger.

Fluctuations in the share price of Media General, or New Media General following the closing of the Merger, could result from changes in the business, operations or prospects of Media General or LIN LLC prior to the closing of the Merger or New Media General following the closing of the Merger, regulatory considerations, general market and economic conditions and other factors both within and beyond the control of Media General or LIN LLC. The Merger may be completed a considerable amount of time after the date of the Media General or LIN LLC special meetings. As such, at the time of the special meetings, Media General or LIN LLC shareholders will not have known the value of the New Media General share consideration that the LIN LLC shareholders will receive in the Merger for each LIN LLC common share.

After making an election with respect to their shares, LIN LLC shareholders will not be able to sell the LIN LLC common shares covered by such election, unless they revoke such election at or prior to the election deadline or unless the Merger Agreement is terminated.

The deadline for making cash elections and stock elections is 5:00 p.m., New York time, on a date to be announced by LIN LLC and Media General. After LIN LLC shareholders make an election with respect to their LIN LLC common shares and prior to completion of the Merger, the trading price of LIN LLC Class A common shares or Media General’s voting common stock may decrease, and LIN LLC shareholders may otherwise want to sell their LIN LLC common shares to gain access to cash, make other investments, or eliminate the potential for a decrease in the value of the investment. However, once LIN LLC shareholders make an election with respect to their LIN LLC common shares, which includes delivering all proper transmittal documentation related to such shares, the LIN LLC shareholders will not be able to sell those shares, unless they properly revoke their election at or prior to the election deadline or the Merger Agreement is terminated.

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

In an order released on March 31, 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations (as measured by audience share) in a designated market area ("DMA") to negotiate retransmission consent jointly with another top-four station in the same DMA if the stations are not commonly owned. Under the new rules, top-four stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement either (a) to another non-commonly owned top-four station located in the same DMA or (b) to a third party that negotiates on behalf of another top-four television station in the same DMA or (2) facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between or among multiple top-four stations in the same DMA, including through the sharing of information. Retransmission consent agreements jointly negotiated prior to the effective date of the new rules will remain enforceable until the end of their terms, but contractual provisions for separately owned top-four stations to consult or jointly negotiate retransmission agreements are no longer enforceable. The new rules went into effect on June 19, 2014. The new rules may affect our arrangements with third-party licensees in Youngstown, OH and Topeka, KS in which we have JSAs and/or SSAs with third-party licensees. We cannot predict what effect, if any, the new rules may have on future negotiations for retransmission consent agreements.

The Merger is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all.

Consummation of the Merger is subject to certain closing conditions which make the completion and timing of the Merger uncertain. The conditions include, among others, the grant by the FCC of consent to the transfer of control of the broadcast licensee subsidiaries of Media General and LIN LLC as a result of the Merger, the absence of any governmental order preventing the consummation of the Merger, and the receipt of third party consents under certain of Media General’s and LIN LLC’s material contracts. Although Media General and LIN LLC have agreed in the Merger Agreement to use their commercially reasonable best efforts to obtain the requisite approvals and consents, there can be no assurance that these approvals and consents will be obtained, and these approvals and consents may be obtained later than anticipated.

While the Merger is pending, Media General and LIN LLC will be subject to business uncertainties, as well as contractual restrictions under agreements with third parties that could have an adverse effect on the businesses of Media General and LIN LLC.

The divestiture agreements entered into with respect to the sale of WALA-TV in Mobile, Alabama; WLUK-TV and WCWF-TV (subject to the reauthorization of the WCWF-TV failing station waiver) in Green Bay, Wisconsin; and WJCL-TV and certain assets of WTGS-TV in Savannah, Georgia restrict us (as applicable), without Media General’s consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until such sales close or such asset purchase agreements terminate. These restrictions may prevent us from pursuing otherwise attractive business opportunities that may arise prior to completion of the Merger or termination of such asset purchase agreements, and from making other changes to our business.

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

4.2
Supplemental Indenture, dated as of October 2, 2014, among Dedicated Media, Inc., LIN Television Corporation and The Bank of New York Mellon Trust Company N.A., as Trustee amending the Indenture, dated April 12, 2010, filed as Exhibit 4.2 herein.

4.3
Supplemental Indenture, dated as of October 2, 2014, 2014, among Dedicated Media, Inc., LIN Television Corporation and The Bank of New York Mellon Trust Company N.A., as Trustee amending the Indenture, dated October 12, 2012, filed as Exhibit 4.3 herein.

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

LIN Media LLC
LIN Television Corporation

Dated:	November 10, 2014
By:	/s/ Richard J. Schmaeling
Richard J. Schmaeling
Senior Vice President, Chief Financial Officer
(On behalf of each of the registrants and as Principal Financial Officer)

Dated:	November 10, 2014
By:	/s/ Nicholas N. Mohamed
Nicholas N. Mohamed
Vice President Controller
(On behalf of each of the registrants and as Principal Accounting Officer)

LIN Television Corporation
Consolidated Balance Sheets
(unaudited)

	September 30, 2014	December 31, 2013
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$21,244	$12,525
Marketable securities	174	—
Accounts receivable, less allowance for doubtful accounts (2014 - $4,748; 2013 - $3,188)	145,371	145,409
Deferred income tax assets	5,396	6,898
Other current assets	19,096	15,201
Total current assets	191,281	180,033
Property and equipment, net	214,378	221,078
Deferred financing costs	14,075	16,448
Goodwill	195,421	203,528
Broadcast licenses	491,062	536,515
Other intangible assets, net	44,730	47,049
Other assets	12,127	12,299
Total assets (a)	$1,163,074	$1,216,950
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$20,383	$17,364
Accounts payable	15,485	14,002
Income taxes payable	258	1,420
Accrued expenses	64,197	51,696
Program obligations	7,428	7,027
Total current liabilities	107,751	91,509
Long-term debt, excluding current portion	873,931	929,328
Deferred income tax liabilities	50,712	64,686
Program obligations	2,941	4,146
Other liabilities	21,294	27,209
Total liabilities (a)	1,056,629	1,116,878
Commitments and Contingencies (Note 9)
Redeemable noncontrolling interest	15,165	12,845
LIN Television Corporation stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares	—	—
Investment in parent company’s shares, at cost	(21,984)	(21,984)
Additional paid-in capital	1,157,079	1,140,370
Accumulated deficit	(1,018,806)	(1,005,633)
Accumulated other comprehensive loss	(25,009)	(25,526)
Total stockholder’s equity	91,280	87,227
Noncontrolling interest	—	—
Total equity	91,280	87,227
Total liabilities, noncontrolling interest and equity	$1,163,074	$1,216,950

(a)
Our consolidated assets as of September 30, 2014 and December 31, 2013 include total assets of: $54,207 and $56,056, respectively, of variable interest entities (“VIEs”) that can only be used to settle the obligations of the VIEs. These assets include broadcast licenses and other intangible assets of: $43,477 and $44,677 and program rights of: $1,664 and $2,186 as of September 30, 2014 and December 31, 2013, respectively. Our consolidated liabilities as of September 30, 2014 and December 31, 2013 include $3,248 and $4,126, respectively, of total liabilities of the VIEs for which the VIEs’ creditors have no recourse to the Company, including $1,986 and $2,727, respectively, of program obligations.  See further description in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies.”

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)		(in thousands, except per share data)
Net revenues	$192,063	$163,110	$547,069	$468,448

Operating expenses:
Direct operating	76,029	62,504	220,950	180,695
Selling, general and administrative	44,306	41,319	137,554	118,657
Amortization of program rights	6,972	7,605	20,353	22,542
Corporate	8,169	10,405	28,662	29,770
Depreciation	10,892	11,429	32,665	34,387
Amortization of intangible assets	3,788	5,886	15,065	17,038
Impairment of broadcast licenses and goodwill	60,867	—	60,867	—
Restructuring charge	1,084	468	1,084	2,991
Loss (gain) from asset dispositions	42	(9)	141	173
Operating (loss) income	(20,086)	23,503	29,728	62,195

Other expense:
Interest expense, net	14,231	13,976	42,631	42,275
Share of loss in equity investments	—	—	100	25
Other (income) expense, net	(768)	2,055	(851)	2,115
Total other expense, net	13,463	16,031	41,880	44,415

(Loss) income before (benefit from) provision for income taxes	(33,549)	7,472	(12,152)	17,780
(Benefit from) provision for income taxes	(7,996)	(139,313)	813	(135,154)
Net (loss) income	(25,553)	146,785	(12,965)	152,934
Net income (loss) attributable to noncontrolling interests	517	(430)	(542)	(900)
Net income attributable to LIN Television Corporation	$(26,070)	$147,215	$(12,423)	$153,834

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net (loss) income	$(25,553)	$146,785	$(12,965)	$152,934
Amortization of pension net losses, reclassified, net of tax of $113 and $169 for the three months ended September 30, 2014 and 2013, respectively, and $338 and $507 for the nine months ended September 30, 2014 and 2013, respectively	172	259	517	777
Comprehensive (loss) income	(25,381)	147,044	(12,448)	153,711
Comprehensive income (loss) attributable to noncontrolling interest	517	(430)	(542)	(900)
Comprehensive (loss) income attributable to LIN Television Corporation	$(25,898)	$147,474	$(11,906)	$154,611

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statement of Stockholder’s Equity
(unaudited)
(in thousands)

			Investment in Parent Company’s	Additional		Accumulated Other	Total
	Common Stock		Common	Paid-In	Accumulated	Comprehensive	Stockholder’s
	Shares	Amount	Shares, at cost	Capital	Deficit	Loss	Equity
Balance as of December 31, 2013	1,000	$—	$(21,984)	$1,140,370	$(1,005,633)	$(25,526)	$87,227
Pension liability adjustment, net of tax of $338	—	—	—	—	—	517	517
Tax benefit from exercise of share options and vesting of restricted share awards	—	—	—	13,476	—	—	13,476
Share-based compensation	—	—	—	6,095	—	—	6,095
Noncontrolling interest adjustments				(2,862)			(2,862)
Dividends declared	—	—	—	—	(750)	—	(750)
Net income	—	—	—	—	(12,423)	—	(12,423)
Balance as of September 30, 2014	1,000	$—	$(21,984)	$1,157,079	$(1,018,806)	$(25,009)	$91,280

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statement of Stockholder’s Deficit
(unaudited)
(in thousands)

	Common Stock		Investment in Parent Company’s Common	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2012	1,000	$—	$(21,984)	$1,130,239	$(1,164,435)	$(35,384)	$(91,564)
Pension liability adjustment, net of tax of $507	—	—	—	—	—	777	777
Issuance of LIN TV Corp. class A common stock	—	—	—	1,255	—	—	1,255
Tax benefit from exercise of stock options and vesting of restricted stock awards	—	—	—	2,180	—	—	2,180
Stock-based compensation	—	—	—	6,691	—	—	6,691
Dividends declared	—	—	—	—	(2,000)	—
Net income	—	—	—	—	153,834	—	153,834
Balance as of September 30, 2013	1,000	$—	$(21,984)	$1,140,365	$(1,012,601)	$(34,607)	$71,173

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(12,965)	$152,934
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	32,665	34,387
Amortization of intangible assets	15,065	17,038
Impairment of broadcast licenses and goodwill	60,867	—
Amortization of financing costs and note discounts	2,693	2,723
Amortization of program rights	20,353	22,542
Cash payments for programming	(20,444)	(23,994)
Share of loss in equity investments	100	25
Stock-based compensation	6,111	6,766
Deferred income taxes, net	666	(7,144)
Extinguishment of income tax liability related to the 2013 LIN LLC Merger	—	(132,542)
Loss from asset dispositions	141	173
Other, net	2,679	1,291
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,625	3,113
Other assets	(7,685)	(597)
Accounts payable	(4,137)	(9,609)
Accrued interest expense	(598)	3,761
Other liabilities and accrued expenses	6,339	(12,163)
Net cash provided by operating activities	111,475	58,704

INVESTING ACTIVITIES:
Capital expenditures	(17,066)	(21,671)
Acquisition of broadcast towers	(7,257)	—
Payments for business combinations, net of cash acquired	(24,825)	(10,082)
Proceeds from the sale of assets	114	76
Contributions to equity investments	(100)	—
Purchase of marketable securities	(174)	—
Capital contribution to joint venture with NBCUniversal	—	(100,000)
Net cash used in investing activities	(49,308)	(131,677)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	—	1,251
Tax benefit from exercise of stock options	—	2,180
Proceeds from borrowings on long-term debt	45,000	101,000
Payment of dividend	(750)	(2,000)
Principal payments on long-term debt	(97,698)	(49,394)
Payment of long-term debt issue costs	—	(654)
Net cash (used in) provided by financing activities	(53,448)	52,383

Net increase (decrease) in cash and cash equivalents	8,719	(20,590)
Cash and cash equivalents at the beginning of the period	12,525	46,307
Cash and cash equivalents at the end of the period	$21,244	$25,717

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
During the first quarter of 2014, we began operating under two segments, which also represent our reportable segments, “Broadcast” and “Digital” that are disclosed separately from our corporate activities. Our Broadcast segment includes 43 television stations and seven digital channels that are either owned, operated or serviced by us in 23 U.S. markets, all of which are engaged principally in the sale of television advertising and digital advertising primarily related to our television station companion websites. Our Digital segment includes the operating results of the following digital companies: LIN Digital LLC ("LIN Digital"), LIN Mobile, LLC ("LIN Mobile"), HYFN, Inc. ("HYFN"), Dedicated Media, Inc. ("Dedicated Media"), and Federated Media Publishing LLC ("Federated Media"). Corporate and unallocated expenses primarily include our costs to operate as a public company and to operate our corporate locations. Corporate is not a reportable segment. We have retrospectively recast prior period disclosures to reflect this change in our reportable operating segments. See Note 5 - “Segment Reporting” for further discussion. Prior to January 1, 2014, we had one reportable segment.
On July 24, 2014, LIN LLC filed a joint proxy statement/prospectus with the Securities and Exchange Commission ("SEC") which was mailed to the shareholders of LIN LLC in connection with a special meeting of the shareholders of LIN LLC to be held on August 20, 2014 for the purpose of voting on the proposal to adopt the Agreement and Plan of Merger, dated March 21, 2014, with Media General, Inc., a Virginia corporation ("Media General"), Mercury New Holdco, Inc., a Virginia corporation (“New Holdco”), Mercury Merger Sub 1, Inc., a Virginia corporation and a direct, wholly-owned subsidiary of New Holdco

(“Merger Sub 1”), Mercury Merger Sub 2, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of New Holdco (“Merger Sub 2”).

On August 20, 2014, LIN LLC amended the terms of the Merger Agreement (as amended, the "Merger Agreement") following the announcement of CBS Affiliation Relations, a unit of CBS Corporation ("CBS") that it would not renew its network affiliation agreement related to our WISH-TV television station located in Indianapolis, Indiana upon the expiration of that agreement on December 31, 2014. As a result, the special meeting of the shareholders of LIN LLC was convened on August 20, 2014 and then adjourned before conducting any business. On September 15, 2014, LIN LLC filed a supplement and an updated joint proxy statement/prospectus with the SEC which was mailed to the shareholders of LIN LLC in connection with the special meeting of the shareholders of LIN LLC and which included a copy of the Merger Agreement. The meeting was held on October 6, 2014 and resulted in the adoption of the Merger Agreement and the approval of the Merger by the LIN LLC shareholders.

On August 20, 2014, we entered into an Asset Purchase Agreement for the sale of television stations WLUK-TV and WCWF-TV, Green Bay-Appleton, Wisconsin, by and among New Holdco and LIN Television, on the one hand, and Harrisburg Television, Inc. on the other hand, dated as of August 20, 2014; an Asset Purchase Agreement for the sale of television station WJCL-TV, Savannah, Georgia, by and among Media General, New Holdco, LIN Television and LIN License Company, LLC on the one hand, and WJCL Hearst Television LLC and Hearst Television Inc. on the other hand, dated as of August 20, 2014; an Asset Purchase Agreement for the sale of certain assets relating to television station WTGS-TV, Hardeeville, South Carolina (Savannah, Georgia market), by and among New Holdco and LIN Television, on the one hand, and Sinclair Communications, LLC on the other hand, dated as of August 20, 2014 (collectively, the “LIN Divestiture Agreements”), to divest certain of our television stations for approximately $70 million, $4.5 million and $17.5 million in cash, respectively, in order to address regulatory considerations related to the transactions contemplated by the Merger Agreement (the "Merger"). In addition, New Holdco, Media General and Meredith Corporation entered into an Asset Purchase Agreement for the sale of WALA-TV, Mobile, Alabama, dated August 20, 2014 (together with the LIN Divestiture Agreements, the “Divestiture Agreements”), in order to address regulatory considerations related to the Merger.

The Divestiture Agreements each contain representations, warranties, covenants and are conditioned on the closing of the Merger pursuant to the Merger Agreement, in addition to, customary closing conditions for transactions of this type, including, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and receipt from the Federal Communications Commission ("FCC") of consent to the transfer of control of broadcast licensee subsidiaries of LIN LLC and Media General in connection with the transactions contemplated by each Divestiture Agreement.

Upon the closing of the Merger and these divestitures, LIN LLC will be merged into, and survived by, New Holdco, LIN Television will become a wholly-owned subsidiary of New Holdco and Media General will become a wholly-owned subsidiary of LIN Television ("New Media General"). The combined company will own and operate or service 71 stations across 48 markets, reaching 27.6 million or approximately 23% of U.S. television households. We currently expect the Merger to close during the fourth quarter of 2014.

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

An order that the FCC adopted in March 2014, however, will require changes in our relationship with these entities going forward. In that order, the FCC concluded that JSAs should be “attributable” for purposes of the media ownership rules if they permit a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. Stations with JSAs that would put them in violation of the new rules will have until June 19, 2016 to amend or terminate those arrangements unless they are able to obtain a waiver of such rules. Accordingly, absent further developments, we will be required to modify or terminate our existing JSAs by no later than June 19, 2016.

The carrying amounts and classifications of the assets and liabilities of the variable interest entities described above, which have been included in our consolidating balance sheets as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$422	$278
Accounts receivable, net	6,390	6,345
Other assets	847	927
Total current assets	7,659	7,550
Property and equipment, net	2,054	2,469
Broadcast licenses and other intangible assets, net	43,477	44,677
Other assets	1,017	1,360
Total assets	$54,207	$56,056

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,162	$1,162
Accounts payable	60	63
Accrued expenses	1,201	1,336
Program obligations	986	1,303
Total current liabilities	3,409	3,864
Long-term debt, excluding current portion	2,134	3,005
Program obligations	1,000	1,424
Other liabilities	47,664	47,763
Total liabilities	$54,207	$56,056

The assets of our consolidated VIEs can only be used to settle the obligations of the VIEs and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other liabilities of $47.7 million and $47.8 million as of September 30, 2014 and December 31, 2013, respectively, serve to reduce the carrying value of the entities, and are eliminated in our consolidated financial statements. This reflects the fact that as of September 30, 2014 and December 31, 2013, we have an option that we may exercise if the FCC attribution rules change. The option would allow us to acquire the assets or member’s interest of the VIE entities for a nominal exercise price, which is significantly less than the carrying value of their tangible and intangible net assets. The options are carried at zero on our consolidated balance sheet, as any value attributable to the options is eliminated in the consolidation of the VIEs. In an order adopted in March 2014, the FCC concluded that JSAs should be "attributable" for purposes of the media ownership rules if they permit a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. Stations with JSAs that would put them in violation of the new rules will have until June 19, 2016 to amend or terminate those arrangements, unless they are able to obtain a waiver of such rules. Accordingly, absent further developments, or the grant of waivers, we will be required to modify or terminate our existing JSAs no later than June 19, 2016.

Redeemable Noncontrolling Interest

The redeemable noncontrolling interest as of September 30, 2014 includes the interest of minority shareholders of HYFN and Dedicated Media. During the nine months ended September 30, 2014, we reclassified the interest of the minority shareholders of Nami Media, Inc. ("Nami Media") to permanent equity, as the mandatory redemption feature of Nami Media's minority shareholders' interest terminated in February 2014. In addition, during the third quarter of 2014, we adjusted the mandatory redeemable noncontrolling interest associated with Dedicated Media to equal $8.6 million, which represents our current estimate of the second stage purchase obligation for the minority shares of Dedicated Media. For further discussion, refer to Note 2 - "Acquisitions." The following table presents the activity of the redeemable noncontrolling interest included in our consolidated balance sheets, which represents third parties’ proportionate share of our consolidated net assets (in thousands):

Redeemable Noncontrolling Interest
Balance as of December 31, 2013	$12,845
Net loss	(542)
Share-based compensation and other	16
Accretion of mandatory purchase obligation of Dedicated Media	4,971
Reclassification to permanent equity	(2,125)
Balance as of September 30, 2014	$15,165

During the third quarter of 2014, Nami Media ceased operations. As a result, we reorganized our digital operations and transferred certain operating assets of Nami Media to LIN Digital. As of September 30, 2014, there are no longer noncontrolling interests in Nami Media and we have transferred the balance of noncontrolling interest related to Nami Media to Class A common shares in our statement of shareholders' equity for the nine months ended September 30, 2014.

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
In April 2014, the FASB issued Accounting Standard Update No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We have not yet adopted this new guidance and are currently evaluating the impact that it will have on our disclosures and consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This ASU establishes specific guidance to an organization's management on their responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern. We have not yet adopted this standard and are currently evaluating the impact that the new guidance will have on our disclosures and consolidated financial statements.

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
The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by us in the acquisition (in thousands):

Current assets	$9,811
Property and equipment	72
Non-current assets	195
Other intangible assets	11,497
Goodwill	7,306
Current liabilities	(6,367)
Total	$22,514

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

Goodwill of $7.3 million is the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired, and primarily represents the benefits of the incremental revenue we expect to generate from the acquisition of Federated Media.  All of the goodwill recognized in connection with the acquisition of Federated Media is deductible for tax purposes.

Net revenues and operating loss of Federated Media included in our consolidated statements of operations for the nine months ended September 30, 2014 were $17.1 million and $0.8 million, respectively.

Dedicated Media, Inc.

On April 9, 2013, we acquired a 60% interest (calculated on a fully diluted basis) in Dedicated Media, a multi-channel advertisement buying and optimization company.  Under the terms of our agreement with Dedicated Media, we agreed to purchase the remaining outstanding shares of Dedicated Media by no later than February 15, 2015 if Dedicated Media achieves both (i) a target earnings before interest, taxes, depreciation and amortization (“EBITDA”) and (ii) a target gross profit in 2014, as outlined in the purchase agreement.  The purchase price of these shares is based on multiples of Dedicated Media’s 2014 EBITDA and gross profit.  As of September 30, 2014, we concluded it was probable that Dedicated Media would achieve at least the minimum levels of gross profit and adjusted EBITDA required to obligate LIN LLC to purchase the remaining outstanding shares of Dedicated Media.  Based on management’s current projections of Dedicated Media’s 2014 gross profit and adjusted EBITDA, we estimate the purchase price for the remaining outstanding shares to be approximately $8.6 million and accordingly, we have adjusted the mandatory redeemable noncontrolling interest account for Dedicated Media to equal this estimated obligation and have recorded a corresponding decrease to equity on our statement of stockholder's equity for the nine months ended September 30, 2014.  We believe the stage two purchase price of $8.6 million represents the fair value of the stage two shares to be acquired. This estimate is subject to change based on Dedicated Media’s actual results in 2014, which will be determined during the first quarter of 2015. Our maximum potential obligation under the purchase agreement is $26 million.

HYFN, Inc.

On April 4, 2013, we acquired a 50.1% interest (calculated on a fully diluted basis) in HYFN, a full service digital advertising agency specializing in the planning, development, deployment and support for websites, mobile sites, interactive banners, games and various applications for multiple devices.  Under the terms of our agreement with HYFN, we agreed to purchase the remaining outstanding shares of HYFN by no later than February 15, 2016 if HYFN achieves both (i) a target EBITDA and (ii) target net revenues in 2015, as outlined in the transaction agreements.  The purchase price of these shares is based on multiples of HYFN’s 2015 net revenue and EBITDA.  Our maximum potential obligation under the terms of our agreement is approximately $62.4 million.  If HYFN does not meet the target EBITDA or target net revenues in 2015, we have the option to purchase the remaining outstanding shares using the same purchase price multiple. As of September 30, 2014, we believe that achievement of the financial targets by HYFN is not yet probable and therefore, have not reflected this obligation in our consolidated financial statements.

Our obligations to purchase the noncontrolling interest holders’ shares of both Dedicated Media and HYFN are outside of our control, because they are based on the achievement of certain financial targets described above. Therefore, the noncontrolling interests related to Dedicated Media and HYFN as of September 30, 2014 has been reported as redeemable noncontrolling interest and classified as temporary equity on our consolidated balance sheets.

If we do not purchase the remaining outstanding shares of Dedicated Media or HYFN by the dates set forth in the respective purchase agreements, the noncontrolling interest holders have the right to purchase our interest. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the applicable financial targets are not met and we do not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to these options are included in our consolidated financial statements as of September 30, 2014.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations for the nine months ended September 30, 2014 and 2013 assuming that the above acquisitions of Federated Media, Dedicated Media and HYFN, along with transactions necessary to finance the acquisitions, occurred on January 1, 2013 (in thousands):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net revenue	$548,436	$500,229
Net (loss) income	$(14,818)	$144,688

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the business since January 1, 2013. The pro forma adjustments for the nine months ended September 30, 2014 and 2013 reflect depreciation expense, amortization of intangibles related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transaction and the related tax effects of the adjustments.

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

Note 3 — Intangible Assets

Goodwill totaled $195.4 million and $203.5 million at September 30, 2014 and December 31, 2013, respectively. The change in the carrying amount of goodwill during the nine months ended September 30, 2014 was as follows (in thousands):

Goodwill
Broadcast:
Balance as of December 31, 2013	$185,237
Acquisitions	—
Impairment charge	(15,413)
Balance as of September 30, 2014	$169,824
Digital:
Balance as of December 31, 2013	$18,291
Acquisitions	7,306
Balance as of September 30, 2014	$25,597
Total:
Balance as of December 31, 2013	$203,528
Acquisitions	7,306
Impairment charge	(15,413)
Balance as of September 30, 2014	$195,421

The following table summarizes the carrying amounts of intangible assets (in thousands):

	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Broadcast licenses	$491,062	$—	$536,515	$—
Intangible assets subject to amortization (1)	98,712	(53,982)	85,966	(38,917)
Total	$589,774	$(53,982)	$622,481	$(38,917)

(1)
Intangible assets subject to amortization are amortized on a straight line basis and primarily include network affiliations, acquired customer and publisher relationships, completed technology, brand names, non-compete agreements, internal-use software, favorable operating leases, and retransmission consent agreements.

On August 11, 2014, CBS announced that it would not renew its network affiliation agreement related to WISH-TV in Indianapolis, Indiana when that agreement expires on December 31, 2014.  This announcement prompted us to perform an interim impairment test of the broadcast licenses and goodwill associated with our Indianapolis market as of September 30, 2014.

We used the income approach to test our asset group and reporting unit for impairment as of September 30, 2014 and as a result, recorded an impairment charge in our Broadcast segment of $60.9 million during the third quarter 2014, resulting in a remaining balance of zero goodwill and $15.8 million attributable to the broadcast licenses in our Indianapolis market.

Note 4 — Debt

 Debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Senior Secured Credit Facility:
Revolving credit loans	$—	$5,000
$100,370 and $118,750 Term loans, net of discount of $278 and $345 as September 30, 2014 and December 31, 2013, respectively	100,092	118,405
$286,128 and $314,200 Incremental term loans, net of discount of $1,431 and $1,684 as of September 30, 2014 and December 31, 2013, respectively	284,697	312,516
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	290,000
Capital lease obligations	14,228	14,604
Other debt	5,297	6,167
Total debt	894,314	946,692
Less current portion	20,383	17,364
Total long-term debt	$873,931	$929,328

During the three and nine months ended September 30, 2014, we paid $38.6 million and $46.5 million, respectively, of principal on the term loans and incremental term loans related to mandatory quarterly and optional payments under our senior secured credit facility, respectively.

During the nine months ended September 30, 2014, we drew $45 million on our revolving credit facility to fund the acquisition of Federated Media as well as normal operating activities. We subsequently made payments against these borrowings, resulting in an outstanding balance on our revolving credit facility of zero as of September 30, 2014.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues (Level 2 inputs of the three-level fair value hierarchy).  The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	September 30, 2014	December 31, 2013
Carrying amount	$880,085	$932,088
Fair value	891,194	956,255

Note 5 — Segment Reporting

During the first quarter of 2014, we began operating under two operating segments, which also represent our reportable segments, “Broadcast” and “Digital” that are disclosed separately from our corporate activities. Our Broadcast segment includes 43 television stations and seven digital channels that are either owned, operated or serviced by us in 23 U.S. markets, all of which are engaged principally in the sale of television advertising and digital advertising primarily related to our television station companion websites, and our Digital segment includes the operating results of the following digital companies; LIN Digital, LIN Mobile, HYFN, Dedicated Media, and Federated Media. Unallocated corporate expenses primarily include our costs to operate as a public company and to operate our corporate locations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net revenues:
Broadcast	$159,733	$143,594	$457,029	$419,054
Digital	32,330	19,516	90,040	49,394
Total net revenues	$192,063	$163,110	$547,069	$468,448

The following table is a reconciliation of Adjusted EBITDA to consolidated income before provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)

Segment Adjusted EBITDA:
Broadcast	$63,040	$50,869	$169,290	$142,628
Digital	3,547	1,236	3,209	3,196
Total segment Adjusted EBITDA	66,587	52,105	172,499	145,824
Unallocated corporate Adjusted EBITDA	(6,093)	(5,650)	(18,615)	(15,458)
Less:
Depreciation	10,892	11,429	32,665	34,387
Amortization of intangible assets	3,788	5,886	15,065	17,038
Impairment of broadcast licenses and goodwill	60,867	—	60,867	—
Amortization of program rights	6,972	7,605	20,353	22,542
Share-based compensation	1,765	2,238	6,111	6,766
Non-recurring(1) and acquisition-related charges	1,830	3,257	8,314	8,268
Restructuring charge	1,084	468	1,084	2,991
Loss (gain) on sale of assets	42	(9)	141	173
Add:
Cash payments for programming	6,660	7,922	20,444	23,994
Operating (loss) income	(20,086)	23,503	29,728	62,195
Other expense:
Interest expense, net	14,231	13,976	42,631	42,275
Share of loss in equity investments	—	—	100	25
Other (income) expense, net	(768)	2,055	(851)	2,115
Total other expense, net	13,463	16,031	41,880	44,415
Consolidated (loss) income before provision for income taxes	$(33,549)	$7,472	$(12,152)	$17,780
______________________________
(1) Non-recurring charges for the three and nine months ended September 30, 2014 primarily consist of expenses related to the Merger and non-recurring charges for the three and nine months ended September 30, 2013 primarily consist of expenses related to the 2013 LIN LLC Merger.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Operating (loss) income:
Broadcast	$(11,098)	$35,235	$67,051	$95,933
Digital	801	9	(3,299)	251
Unallocated corporate	(9,789)	(11,741)	(34,024)	(33,989)
Total operating (loss) income	$(20,086)	$23,503	$29,728	$62,195

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Depreciation and amortization:
Broadcast	$12,176	$15,938	$40,530	$48,048
Digital	1,927	1,206	5,683	2,883
Unallocated corporate	577	171	1,517	494
Total depreciation and amortization	$14,680	$17,315	$47,730	$51,425

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Capital expenditures:
Broadcast	$3,906	$5,359	$12,211	$16,728
Digital	1,261	1,353	3,647	3,036
Unallocated corporate	436	789	1,208	1,907
Total capital expenditures	$5,603	$7,501	$17,066	$21,671

	September 30,	December 31,
	2014	2013
	(in thousands)
Assets:
Broadcast	$1,012,135	$1,100,343
Digital	94,608	69,690
Unallocated corporate	56,331	46,917
Total assets	$1,163,074	$1,216,950

Note 6 — Retirement Plans

The following table shows the components of the net periodic pension cost and the contributions to our 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net periodic pension cost:
Interest cost	$1,509	$1,314	$4,528	$3,942
Expected return on plan assets	(1,771)	(1,670)	(5,311)	(5,010)
Amortization of net loss	284	428	853	1,284
Net periodic cost	$22	$72	$70	$216
Contributions:
401(k) Plan	$1,134	$1,229	$3,279	$3,653
Defined contribution retirement plans	54	59	126	143
Defined benefit retirement plans	2,584	1,231	5,264	3,944
Total contributions	$3,772	$2,519	$8,669	$7,740

See Note 10 — “Retirement Plans” in Item 15 of our 10-K for a full description of our retirement plans.

Note 7 — Restructuring

As of December 31, 2013, we had a restructuring accrual of $0.4 million related to severance and related costs as a result of the integration of the television stations acquired during 2012 as well as severance and related costs at some of our digital companies.  During the three and nine months ended September 30, 2014, we recorded a restructuring charge of $1.1 million for severance and related costs at our stations and digital operations. During the three and nine months, we made cash payments of $0.7 million and $1 million, respectively, related to these restructuring actions.  We expect to make cash payments of approximately $0.5 million during the remainder of the year with respect to such transactions.

The activity for these restructuring actions is as follows (in thousands):

Severance and Related
Balance as of December 31, 2013	$423
Charges	1,084
Payments	(965)
Balance as of September 30, 2014	$542

Note 8 — Income Taxes

We recorded a benefit from income taxes of $8 million and a provision for income taxes of $0.8 million for the three and nine months ended September 30, 2014, respectively, compared to a benefit from income taxes of $139.3 million and $135.2 million for the three and nine months ended September 30, 2013, respectively.  The benefit from income taxes for the three months ended September 30, 2014 was primarily a result of an $18.4 million discrete tax benefit recognized as a result of the impairment charge recorded during the third quarter of 2014 related to the carrying value of the broadcast licenses and goodwill in our Indianapolis market whereas, the provision for income taxes for the nine months ended September 30, 2014 was primarily a result of our income from operations before tax. The benefit from income taxes for the three and nine months ended September 30, 2013 was primarily a result of a $124.6 million discrete tax benefit recognized as a result of the 2013 LIN LLC Merger as well as an $18.2 million discrete tax benefit recognized as a result of the reversal of a state valuation allowance during the third quarter of 2013. Our effective income tax rate was (6.7)% and (760.1)% for the nine months ended September 30, 2014 and September 30, 2013, respectively.  The change in the effective income tax rate was primarily a result of the discrete tax benefit recognized during the third quarter 2013 as a result of the 2013 LIN LLC Merger and the reversal of a state valuation allowance during the third quarter of 2013. We expect our effective income tax rate to range between 40% and 42% during the remainder of 2014.

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

Note 9 — Commitments and Contingencies

We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2036. In addition, we have entered into commitments for future syndicated entertainment and sports programming. Future payments for these non-cancelable operating leases and agreements, and future payments associated with syndicated television programs as of September 30, 2014 are as follows (in thousands):

Commitments

Year	Operating Leases and Agreements	Syndicated Television Programming		Total

2014	$12,100	$7,118	(1)	$19,218
2015	62,443	28,201		90,644
2016	54,624	19,714		74,338
2017	64,320	4,882		69,202
2018	59,451	277		59,728
Thereafter	104,985	214		105,199
Total obligations	$357,923	$60,406		$418,329

(1) Includes $10.4 million of program obligations recorded on our consolidated balance sheet as of September 30, 2014.

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

The Merger

We expect to incur approximately $1.5 - $2.5 million of legal and professional fees associated with the Merger and related financing during the fourth quarter of 2014.  Contingent upon the consummation of the Merger and dependent upon the price of Media General's Class A common stock on the date of consummation, we will incur an advisory fee payable to J.P. Morgan Securities LLC, which we expect will be funded from the proceeds of Media General’s transaction financing. Based on the price of Media General's Class A common stock as of November 7, 2014, this advisory fee is estimated to be approximately $19.7 million, of which $1.5 million has already been paid. This advisory fee is contingent upon the consummation of the

Merger and is not earned by JP Morgan until the Merger occurs. As of the date of this report, the necessary approval has not been obtained from the FCC and as a result, there is no assurance that the Merger and the corresponding advisory fee to be paid to JP Morgan will occur. As a result we do not deem the payment of the advisory fee to be probable and accordingly, did not record an obligation for this amount as of September 30, 2014.

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
Following the announcement on March 21, 2014 of the execution of the Merger Agreement, three complaints were filed in the Delaware Court of Chancery challenging the proposed acquisition of LIN LLC: Sciabacucchi v. Lin Media LLC, et al. (C.A. No. 9530) (the “Sciabacucchi Action”), International Union of Operating Engineers Local 132 Pension Fund v. Lin Media LLC, et al. (C.A. No.9538) (the “Pension Fund Action”), and Pryor v. Lin Media LLC, et al. (C.A. No. 9577) (the “Pryor Action”). The litigations are putative class actions filed on behalf of the public stockholders of LIN LLC and name as defendants LIN LLC, our directors, Media General, New Holdco, Merger Sub 1 and Merger Sub 2 and HM Capital Partners LLC and several of its alleged affiliates (Hicks, Muse, Tate & Furst Equity Fund III, L.P.; HM3 Coinvestors, L.P.; Hicks, Muse, Tate & Furst Equity Fund IV, L.P.; Hicks, Muse, Tate & Furst Private Equity Fund IV, L.P.; HM4EQ Coinvestors, L.P.; Hicks, Muse & Co. Partners, L.P.; Muse Family Enterprises, Ltd.; and JRM Interim Investors, L.P. (together with HM Capital Partners LLC and individual director defendant John R. Muse, which we collectively refer to as “HMC”)).
On April 18, 2014, the plaintiff in the Pension Fund Action voluntarily dismissed that action without prejudice and, on April 21, 2014, the Court approved the dismissal.
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

The operative complaint generally alleges that the individual defendants breached their fiduciary duties in connection with their consideration and approval of the Merger, that the entity defendants aided and abetted those breaches and that individual director defendant Royal W. Carson III and HMC breached their fiduciary duties as controlling shareholders of LIN LLC by causing LIN LLC to enter into the Merger, which plaintiffs allege will provide disparate consideration to HMC. The complaint seeks, among other things, declaratory and injunctive relief enjoining the Merger.
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
On October 3, 2014, LIN LLC received an appraisal rights notice from Cede & Co., the nominee of The Depository Trust Company, and purported holder of 44,585 LIN LLC common shares.  Pursuant to the Merger Agreement and limited liability company agreement of LIN LLC, holders of LIN LLC common shares are entitled to demand appraisal and shall be entitled to payment from LIN LLC, after consummation of the Merger, of the fair value of the holder’s dissenting shares; provided, that the holder of such shares takes all required actions under applicable law to properly demand appraisal.  The outcome of this appraisal notice cannot be predicted with any certainty at this time.